Form 10-K
period 2008-12-31
KANSAS CITY SOUTHERN
filed 2009-02-17
CIK 54480

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of common stock held by non-affiliates of the registrant was $3.55 billion at June 30, 2008. There were 91,559,729 shares of $.01 par common stock outstanding at February 5, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Kansas City Southern’s Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders which will be filed no later than 120 days after December 31, 2008, is incorporated by reference in Parts I and III.

KANSAS CITY SOUTHERN
2008 FORM 10-K ANNUAL REPORT

		Page

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	22
Item 2.	Properties	22
Item 3.	Legal Proceedings	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
	Executive Officers of the Company	24

PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
Item 6.	Selected Financial Data	28
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	51
Item 8.	Financial Statements and Supplementary Data	52
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	107
Item 9A.	Controls and Procedures	107
Item 9B.	Other Information	107

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	107
Item 11.	Executive Compensation	108
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	108
Item 13.	Certain Relationships and Related Transactions, and Director Independence	109
Item 14.	Principal Accountant Fees and Services	109

PART IV
Item 15.	Exhibits and Financial Statement Schedules	110
Signatures		120
EX-10.7.3
EX-10.8.2
EX-10.10
EX-10.11
EX-10.43.2
EX-10.43.3
EX-10.47.1
EX-10.47.2
EX-10.47.3
EX-10.47.4
EX-10.47.5
EX-10.50
EX-10.50.1
EX-10.50.2
EX-10.50.3
EX-10.51
EX-10.51.1
EX-10.51.2
EX-12.1
EX-21.1
EX-23.1
EX-23.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Item 1.	Business

COMPANY OVERVIEW

Kansas City Southern, a Delaware corporation, is a holding company with domestic and international rail operations in North America that are strategically focused on the growing north/south freight corridor connecting key commercial and industrial markets in the central United States with major industrial cities in Mexico. As used herein, “KCS” or the “Company” may refer to Kansas City Southern or, as the context requires, to one or more subsidiaries of Kansas City Southern. KCS and its subsidiaries had approximately 6,400 employees on December 31, 2008. The Kansas City Southern Railway Company (“KCSR”), which was founded in 1887, is a U.S. Class I railroad. KCSR serves a ten-state region in the midwest and southeast regions of the United States and has the shortest north/south rail route between Kansas City, Missouri and several key ports along the Gulf of Mexico in Alabama, Louisiana, Mississippi, and Texas.

KCS controls and owns all of the stock of Kansas City Southern de México, S.A. de C.V. (“KCSM”). KCS previously owned this stock through its wholly-owned subsidiary, Grupo KCSM, S.A. de C.V. (“Grupo KCSM”), formerly known as Grupo Transportación Ferroviaria Mexicana, S.A. de C.V., or Grupo TFM. Effective May 8, 2007, Grupo KCSM was merged into KCSM. Through its 50-year Concession from the Mexican government (the “Concession”), which will expire in 2047 unless extended, KCSM operates a key commercial corridor of the Mexican railroad system and has as its core route the most strategic portion of the shortest, most direct rail passageway between Mexico City and Laredo, Texas. KCSM serves most of Mexico’s principal industrial cities and three of its major seaports. KCSM’s rail lines provide exclusive rail access to the United States and Mexico border crossing at Nuevo Laredo, Mexico, the largest rail freight interchange point between the United States and Mexico. Under the Concession, KCSM has the right to control and operate the southern half of the rail bridge at Laredo, Texas, which spans the Rio Grande River between the United States and Mexico.

The Company wholly owns, directly and indirectly through its wholly-owned subsidiaries, Mexrail, Inc. (“Mexrail”) which, in turn, wholly owns The Texas Mexican Railway Company (“Tex-Mex”). Tex-Mex owns a 157-mile rail line extending from Laredo, Texas to the port city of Corpus Christi, Texas, which connects the operations of KCSR with KCSM. Tex-Mex connects with KCSM at the United States/Mexico border at Laredo, Texas, and connects to KCSR through trackage rights at Beaumont, Texas. Through its ownership of Mexrail, the Company owns the northern half of the rail bridge at Laredo, Texas. Laredo is a principal international gateway through which more than half of all rail and truck traffic between the United States and Mexico crosses the border. The Company also controls the southern half of this bridge through its ownership of KCSM.

The KCS coordinated rail network (KCSR, KCSM and Tex-Mex) comprises approximately 6,000 miles of main and branch lines extending from the midwest and southeast portions of the United States south into Mexico and connects with other Class I railroads, providing shippers with an effective alternative to other railroad routes and giving direct access to Mexico and the southeast and southwest United States through less congested interchange hubs.

Panama Canal Railway Company (“PCRC”), a joint venture company owned equally by KCS and Mi-Jack Products, Inc. (“Mi-Jack”), was awarded a concession from the Republic of Panama to reconstruct and operate the Panama Canal Railway, a 47-mile railroad located adjacent to the Panama Canal that provides international container shipping companies with a railway transportation option in lieu of the Panama Canal. The concession was awarded in 1998 for an initial term of 25 years with an automatic renewal for an additional 25 year term. The Panama Canal Railway is a north-south railroad traversing the Isthmus of Panama between the Atlantic and Pacific Oceans. PCRC’s wholly-owned subsidiary, Panarail Tourism Company (“Panarail”), operates and promotes commuter and tourist passenger service over the Panama Canal Railway.

Other subsidiaries and affiliates of KCS include the following:

•	Meridian Speedway, LLC (“MSLLC”), a seventy-three percent owned consolidated affiliate that owns the former KCSR rail line between Meridian, Mississippi and Shreveport, Louisiana, which is the portion of the KCSR rail line between Dallas, Texas and Meridian known as the “Meridian Speedway.”

Norfolk Southern Corporation (“NS”) through its wholly-owned subsidiary, The Alabama Great Southern Railroad Company, owns the remaining twenty-seven percent of MSLLC. Ultimately KCS will own seventy percent and NS will own thirty percent of MSLLC upon the contribution of additional capital by NS to MSLLC or its subsidiaries;

•	PABTEX I, L.P., a wholly-owned and consolidated owner of a bulk materials handling facility with deep-water access to the Gulf of Mexico at Port Arthur, Texas that stores and transfers petroleum coke from rail cars to ships, primarily for export;

•	Trans-Serve, Inc. (doing business as Superior Tie and Timber), a wholly-owned and consolidated operator of a railroad wood tie treatment facility;

•	Transfin Insurance, Ltd., a wholly-owned and consolidated captive insurance company, providing property, general liability and certain other insurance coverage to KCS and its subsidiaries and affiliates;

•	Southern Capital Corporation, LLC (“Southern Capital”), a fifty percent owned unconsolidated affiliate that leases locomotives and other equipment; and

•	Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”), a twenty-five percent owned unconsolidated affiliate that provides railroad services as well as ancillary services in the greater Mexico City area.

MARKETS SERVED	2008 Revenues Business Mix
Chemical and petroleum.  This sector consists of the chemicals, petroleum and plastics channels and includes products such as petroleum, petroleum coke, rubber, plastics and miscellaneous chemicals. KCS transports these products to markets in the southeast and northeast United States and throughout Mexico through interchanges with other rail carriers. The products within the chemicals and plastics channels are used in the automotive, housing and packaging industries as well as in the production of other chemicals and plastic products. KCS hauls petroleum products across its network and as petroleum refineries have continued to increase their refining capacity, they have coordinated with KCS to develop additional long-term storage opportunities which complement a fluid freight railroad operation.

Industrial and consumer products.  KCS’ rail lines run through the heart of the southeast United States timber-producing region. The Company believes that products within the forest products channel made from trees in this region are generally less expensive than those from other regions due to lower production costs. As a result, southern yellow pine products from the southeast are increasingly being used at the expense of western producers that have experienced capacity reductions because of environmental and public policy considerations. KCS serves paper mills directly and indirectly through its various short-line connections.

This sector also includes the metal and scrap channel comprised of metals and ores such as iron, steel, zinc and copper. The majority of metals, minerals and ores mined, and steel produced in Mexico are consumed within Mexico. The volume of Mexican steel exports fluctuates based on global market prices. Higher-end finished products such as steel coils used by Mexican manufacturers in automobiles, household appliances and other consumer goods are imported to the United States through Nuevo Laredo and through the seaports served by KCS’ rail network.

Agriculture and minerals.  The agriculture and minerals sector consists primarily of the grain and food products channels. Shipper demand for agriculture products is affected by competition among sources of grain and grain products, as well as price fluctuations in international markets for key commodities. In the United States, KCS’ rail lines receive and originate shipments of grain and grain products for delivery to feed mills serving the poultry industry. KCS currently serves feed mills along its rail lines throughout the midwest and southeast United States and through its marketing agreements, KCS has access to sources of corn and other grain in the Midwest. United States export grain shipments and Mexico import grain shipments include primarily corn, wheat, and soybeans transported to Mexico via Laredo and to the Gulf of Mexico for overseas destinations. Over the long term, export grain shipments to Mexico are expected to increase as a result of Mexico’s reliance on grain imports and KCS’ coordinated rail network is well positioned to meet these increases in demand. The food products channel consists mainly of soybean meal, grain meal, oils, canned goods, and sugar. Shipments in the remaining channels consist of a variety of products including ores, minerals, clay and glass used across North America.

Intermodal.  The intermodal freight business consists primarily of hauling freight containers or truck trailers on behalf of steamship lines, motor carriers, and intermodal marketing companies with rail carriers serving as long-distance haulers. KCS serves and supports the U.S. and Mexican markets, as well as cross border traffic between the U.S. and Mexico. In light of the importance of trade between Asia and the U.S., the Company believes the port of Lázaro Cárdenas continues to be a strategically beneficial location for ocean carriers and big box retailers. The Asia/U.S. commerce is handled through the port of Lázaro Cárdenas in conjunction with cross border movement on the single coordinated rail network. Intermodal shippers around the world are taking notice of the Company’s dedicated premium intermodal service from Lázaro Cárdenas to Meridian, Mississippi with continuing service to eastern destinations on other railroads. Lázaro Cárdenas is providing shippers with a cost-effective and efficient alternative to other North American west coast ports. The Company also provides premium service to customers over its line from Dallas through the “Meridian Speedway” — the most direct and least-congested transcontinental line in the U.S.

Automotive.  KCS provides rail transportation to every facet of the automotive industry supply chain, including automotive manufacturers, assembly plants and distribution centers throughout North America. Several U.S. automakers have moved assembly plants into central Mexico to take advantage of access to lower costs which has driven a shift in production and distribution patterns from the U.S. to Mexico. In addition, KCS transports finished vehicles imported from Asia through a distribution facility at the port of Lázaro Cárdenas. As the automotive industry shifts production and distribution patterns, KCS is poised to serve as a key partner with the automakers, with the technology and rail network to quickly adapt to the automotive industry’s evolving transportation requirements.

Coal.  KCS hauls unit trains of coal (trains transporting a single commodity from one source to one destination) for eight electric generating plants in the central United States. The coal originates from the Powder River Basin in Wyoming and is interchanged to KCS at Kansas City, MO. Coal mined in the midwest United States is transported in non-unit trains to industrial consumers such as paper mills, steel mills, and cement companies. Petroleum coke is also included in the coal sector, which KCS transports from refineries in the United States to cement companies in Mexico as well as to vessels for international distribution through the PABTEX export terminal located in Port Arthur, Texas.

GOVERNMENT REGULATION

The Company’s United States operations are subject to federal, state and local laws and regulations generally applicable to all businesses. Rail operations are also subject to the regulatory jurisdiction of the Surface Transportation Board (“STB”) of the U.S. Department of Transportation (“DOT”), the Federal Railroad Administration of the DOT, the Occupational Safety and Health Administration (“OSHA”), as well as other federal and state regulatory agencies. The STB has jurisdiction over disputes and complaints involving certain rates, routes and services, the sale or abandonment of rail lines, applications for line extensions and construction, and consolidation or merger with, or acquisition of control of, rail common carriers. DOT and OSHA each has jurisdiction under several federal statutes over a number of safety and health aspects of rail operations, including the transportation of hazardous materials. In the fourth quarter of 2008, the President of the United States signed the Rail Safety Improvement Act of 2008 into law, which, among other things, revises hours of service rules for train and certain other railroad employees, mandates implementation of positive train control (a collision avoidance technology that can override locomotive controls and stop a train before an accident) at certain locations (including wherever toxic inhalation hazard or poison inhalation hazard movements occur or where passenger operations occur) by the end of 2015, addresses safety at rail crossings, increases the number of safety related employees of the Federal Railroad Administration, and increases fines that may be levied against railroads for safety violations. State agencies regulate some aspects of rail operations with respect to health and safety in areas not otherwise regulated by federal law.

KCS’ subsidiaries are subject to extensive federal, state and local environmental regulations. These laws cover discharges to water, air emissions, toxic substances, and the generation, handling, storage, transportation and disposal of waste and hazardous materials. These regulations have the effect of increasing the costs, risks and liabilities associated with rail operations. Environmental risks are also inherent in rail operations, which frequently involve transporting chemicals and other hazardous materials.

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

COMPETITION

The Company competes against other railroads, many of which are much larger and have significantly greater financial and other resources. Since 1994, there has been significant consolidation among major North American rail carriers. As a result, the railroad industry is now dominated by a few very large carriers. The larger western railroads (BNSF Railway Company and Union Pacific Railroad Company), in particular, are significant competitors of KCS because of their substantial resources and competitive routes. The ongoing impact of past and future rail consolidation is uncertain. However, KCS believes that its investments and strategic alliances continue to competitively position the Company to attract additional rail traffic throughout its rail network.

In November 2005, Ferrocarril Mexicano, S.A. de C.V. (“Ferromex”) acquired control of and merged with Ferrosur S.A. de C.V. (“Ferrosur”), creating Mexico’s largest railway. These merged operations are much larger than KCSM, and they serve most of the major ports and cities in Mexico and together own fifty percent of FTVM, which serves industries located within Mexico City. The merger between Ferromex and Ferrosur has been declared illegal by the Comisión Federal de Competencia (Mexican Antitrust Commission, or “COFECO”). Both Ferromex and Ferrosur have challenged this ruling.

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

EMPLOYEES AND LABOR RELATIONS

Labor relations in the U.S. railroad industry are subject to extensive governmental regulation under the Railway Labor Act (“RLA”). Under the RLA, national labor agreements are renegotiated on an industry-wide scale when they become open for modification, but their terms remain in effect until new agreements are reached or the RLA’s procedures (which include mediation, cooling-off periods, and the possibility of presidential intervention) are exhausted. Contract negotiations with the various unions generally take place over an extended period of time and the Company rarely experiences work stoppages during negotiations. Wages, health and welfare benefits, work rules and other issues have traditionally been addressed during these negotiations.

Approximately 80% of KCSR employees are covered by various collective bargaining agreements. KCSR participates in industry-wide bargaining as a member of the National Carrier’s Conference Committee. A negotiating process for new, major collective bargaining agreements covering all of KCSR’s union employees had been underway since the bargaining round was initiated on November 1, 2004, which concluded in the fourth quarter of 2008. Long term settlement agreements were reached during 2007 and 2008 covering all of KCSR’s unionized work force through January 1, 2010. There were no settlements that had a material impact on the Company’s consolidated financial statements.

KCSM union employees are covered by one labor agreement, which was signed on June 23, 1997, between KCSM and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (Mexican Railroad Union), for a term of 50 years, for the purpose of regulating the relationship between the parties and improving conditions for the union employees. Approximately 80% of KCSM employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other terms are subject to negotiation every two years. Compensation terms and other benefits have been renegotiated and KCSM finalized these terms with the union during the fourth quarter of 2008 with the exception of the KCSM retirement benefit which is still under negotiations. The union labor negotiation with the Mexican Railroad Union has not historically resulted in any strike, boycott, or other disruption in KCSM’s business operations and there were no settlements that had a material impact on the Company’s consolidated financial statements.

See Item 8, Financial Statements and Supplementary Data — Note 1 “Description of the Business” and Note 16 “Geographic Information” for more information on the description and general development of the Company’s business and financial information about geographic areas.

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

KCSR’s security activities range from periodically mailing each employee a security awareness brochure (which is also posted under the “Employees” tab on the Company’s internet website, www.kcsouthern.com) to its ongoing development and implementation of security plans for rail facilities in areas labeled by the DHS as High Threat Urban Areas (“HTUAs”). KCSR’s other activities to bolster security against terrorism include, but are not limited to, the following:

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

In addition, in 2008 the Company created a new leadership role titled “Director of Homeland Security” to oversee the ongoing and increasingly complex security efforts of the Company in both the United States and Mexico. The Company identified and retained an individual to fill the position who has an extensive law enforcement background, including being formerly employed as an analyst with the Federal Bureau of Investigation (“FBI”) for 12 years. This member of management remains a member of the FBI’s Joint Terrorism Task Force and is a valuable asset to the Company in implementing and developing anti-terrorism and other security initiatives.

During 2008, KCSR worked toward implementation of DHS’s Transport Worker Identification Card program for those employees requiring unescorted access to secure areas of port facilities, and toward implementation of a contractor background check program for contractor employees having access to certain Company facilities. KCS expects this program to be fully implemented during 2009.

AVAILABLE INFORMATION

KCS’ website (www.kcsouthern.com) provides at no cost KCS’ Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after the electronic filing of these reports is made with the Securities and Exchange Commission. In addition, KCS’ corporate governance guidelines, ethics and legal compliance policy, and the charters of the Audit Committee, the Finance Committee, the Nominating and Corporate Governance Committee and the Compensation and Organization Committee of the Board of Directors are available on KCS’ website. These guidelines, policies and charters are available in print without charge to any stockholder requesting them. Written requests for these materials may be made to the Corporate Secretary, P.O. Box 219335, Kansas City, Missouri 64121-9335 (or if by express delivery to 427 West 12th Street, Kansas City, Missouri 64105).

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

The Company’s stock price can fluctuate as a result of a variety of factors, many of which are beyond KCS’ control. These factors include, but are not limited to:

•	quarterly variations in operating results;

•	operating results that vary from the expectations of management, securities analysts, ratings agencies and investors;

•	changes in expectations as to future financial performance, including financial estimates by securities analysts, ratings agencies and investors;

•	developments generally affecting the railroad industry;

•	announcements by KCS or its competitors of significant contracts, acquisitions, joint marketing relationships, joint ventures or capital commitments;

•	the assertion or resolution of significant claims or proceedings against KCS;

•	KCS’ dividend policy and restrictions on the payment of dividends;

•	future sales of KCS’ equity or equity-linked securities;

•	the issuance of common stock in payment of dividends on preferred stock or upon conversion of preferred stock; and

•	general domestic and international economic conditions including the availability of short- and long-term financing.

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

KCS has agreed, and may agree in the future, to restrictions on its ability to pay cash dividends on its common stock. In addition, to maintain its credit ratings, the Company may be limited in its ability to pay cash dividends on its common stock so that it can maintain an appropriate level of debt. During the first quarter of 2000, the Board of Directors suspended common stock dividends. KCS does not anticipate making any cash dividend payments to its common stockholders in the foreseeable future.

Holders of the Series D Preferred Stock may have special voting rights if KCS fails to pay dividends on that preferred stock over a stated number of quarters.

If dividends on the Series D Preferred Stock are in arrears for six consecutive quarters (or an equivalent number of days in the aggregate, whether or not consecutive), holders of the Series D Preferred Stock will be entitled to elect two of the authorized number of directors at the next annual stockholders’ meeting at which directors are elected and at each subsequent stockholders’ meeting until such time as all accumulated dividends are paid on the Series D Preferred Stock or set aside for payment. In addition, so long as dividends on the Series D Preferred Stock remain unpaid and for a period thereafter, KCS will not be eligible to register future offerings of securities on Form S-3 or to avail itself of the other benefits available to companies that qualify as “well-known seasoned issuers” under SEC rules, which could adversely affect KCS’ ability to access capital markets and increase the cost of accessing capital markets.

Sales of substantial amounts of KCS’ common stock in the public market could adversely affect the prevailing market price of the common stock.

As of December 31, 2008, there were 9,306,390 shares of common stock issued or reserved for issuance under the 1991 Amended and Restated Stock Option and Performance Award Plan, the 2008 Stock Option and Performance Award Plan and the Employee Stock Purchase Plan, 2,076,919 shares of common stock held by executive officers and directors outside those plans, and 6,999,826 shares of common stock reserved for issuance upon conversion of the outstanding shares of convertible preferred stock. Sales of common stock by employees upon exercise of their options, sales by executive officers and directors subject to compliance with Rule 144 under the Securities Act, and sales of common stock that may be issued upon conversion of the outstanding preferred stock, or the perception that such sales could occur, may adversely affect the market price of KCS’ common stock.

KCS has provisions in its charter, bylaws and Rights Agreement that could deter, delay or prevent a third party from acquiring a controlling interest in KCS and that could deprive an investor of an opportunity to obtain a takeover premium for shares of KCS’ common stock.

KCS has provisions in its charter and bylaws that may delay or prevent unsolicited takeover bids from third parties, including provisions providing for a classified board and supermajority stockholder approval requirements in order to increase the size of the board of directors, abolish cumulative voting, abolish the classification of the Board, or effect certain merger, consolidation or sale transactions. The bylaws provide that a stockholder must give the Company advance written notice of its intent to nominate a director or raise a matter at an annual meeting. In addition, the Company has adopted a Rights Agreement which under certain circumstances would significantly impair the ability of third parties to acquire control of KCS without prior approval of the Board of Directors. These provisions may deprive KCS’ stockholders of an opportunity to sell their shares at a premium over prevailing market prices.

The failure of a bank to fund a request (or any portion of such request) by KCS to borrow money under one of its existing revolving credit facilities could reduce KCS’ ability to fund capital expenditures or otherwise properly fund its operations.

The Company’s subsidiaries have existing revolving credit facilities with several banking institutions. If any of the banking institutions that are a party to such credit facilities fails to fund a request (or any portion of such request) by any such subsidiary to borrow money under one of these existing credit facilities, KCS’ ability to fund capital expenditures, fund its operations and pay debt service could be reduced, each of which could result in a decline in the value of a stockholder’s investment in the Company.

The failure of any bank in which the Company deposits funds could reduce the amount of cash the Company has available to pay distributions and make additional investments.

Given the recent developments in the subprime mortgage and other financial markets, financial institutions have additional capital risks. The Company has diversified cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities. However, the Federal Deposit Insurance Corporation, or “FDIC,” only insures amounts up to $250,000 per depositor per insured bank. KCS currently has cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which KCS has deposited funds ultimately fails, the Company may lose its deposits to the extent they are in excess of $250,000. The loss of the Company’s deposits could reduce the amount of cash the Company has available to distribute or invest and could result in a decline in the value of each stockholder’s investment in the Company.

Risks Related to KCS’ Business

KCS competes against other railroads and other transportation providers.

The Company’s domestic and international operations are subject to competition from other railroads, particularly the Union Pacific Railroad Company (“UP”) and BNSF Railway Company (“BNSF”) in the United States and Ferromex in Mexico, as well as from truck carriers and from barge lines and other maritime shippers. Many of KCS’ rail competitors are much larger and have significantly greater financial and other resources than KCS, which may enable rail competitors to reduce rates and make KCS’ freight services less competitive. KCS’ ability to respond to competitive pressures by matching rate reductions and decreasing rates without adversely affecting gross margins and operating results will depend on, among other things, the ability to reduce operating costs. KCS’ failure to respond to competitive pressures, and particularly rate competition, in a timely manner could have a material adverse effect on the Company’s results of operation and financial condition.

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

Trucking, maritime, and barge competitors, while able to provide rate and service competition to the railroad industry, are able to use public rights-of-way, require substantially smaller capital investment and maintenance expenditures than railroads and allow for more frequent and flexible scheduling. Continuing competitive pressures, any reduction in margins due to competitive pressures, future improvements that increase the quality of alternative modes of transportation in the locations in which the Company operates, or legislation or regulations that provide motor carriers with additional advantages, such as increased size of vehicles and reduced weight restrictions, could result in downward pressure on freight rates, which in turn could have a material adverse effect on results of operations, financial condition and liquidity.

A central part of KCS’ growth strategy is based upon the conversion of truck traffic to rail. There can be no assurance the Company will have the ability to convert traffic from truck to rail transport or that the customers already converted will be retained. If the railroad industry in general, and the Mexican operations in particular, are unable to preserve their competitive advantages vis-à-vis the trucking industry, projected revenue growth from the Mexican operations could be adversely affected. Additionally, the revenue growth attributable to the Mexican operations could be affected by, among other factors, an expansion in the availability, or an improvement in the quality, of the trucking services offered by Mexican carriers resulting from regulatory and administrative interpretations and implementation of certain provisions of the North American Free Trade Agreement (“NAFTA”), and KCS’ inability to grow its existing customer base and capture additional cargo transport market share because of competition from the shipping industry and other railroads.

The Company’s Mexican operations are subject to competition from, among others, Ferromex and Ferrosur. Through KCSM’s Concession from the Mexican government, KCSM is required to grant certain trackage rights to these railroads, the exercise of which results in the loss to KCSM of the capacity of using a portion of its tracks at all times, and allows the Company’s competitors to compete with KCSM over its rails lines for traffic between Mexico City and the United States, as well as gain more efficient access to certain Mexico City industries. In particular, the rail lines operated by Ferromex are in close proximity to KCSM’s operations, running from Guadalajara and Mexico City to four United States border crossings west of the Nuevo Laredo-Laredo crossing, and providing an alternative to KCSM’s routes for the transport of freight from those cities to the United States border. Ferromex additionally directly competes with KCSM in some areas of its service territory, including Tampico, Saltillo, Monterrey, and Mexico City. Ferrosur competes directly with KCSM for traffic to and from southeastern Mexico. Ferrosur, like KCSM, also services Mexico City and Puebla.

In November 2005, Grupo México, the controlling shareholder of Ferromex, acquired all of the shares of Ferrosur. The merger between Ferromex and Ferrosur has been declared illegal by the Mexican Antitrust

Commission, a ruling that has been challenged by both Ferromex and Ferrosur. On January 29, 2009 KCSM received notice of the Mexican Antitrust Commission’s decision holding that Ferromex and Ferrosur had engaged in monopolistic practices by combining their operations. Under Mexican law, Ferromex and Ferrosur have thirty business days to appeal this decision. If Ferromex and Ferrosur are successful in this appeal and are permitted to combine their operations, giving Grupo México control over a nationwide railway system in Mexico and ownership of 50% of the shares of FTVM, KCSM’s competitive position may be materially harmed.

KCS’ business strategy, operations and growth rely significantly on agreements with other railroads and third parties.

Operation of KCS’ rail network and its plans for growth and expansion rely significantly on agreements with other railroads and third parties, including joint ventures and other strategic alliances, as well as interchange, trackage rights, haulage rights and marketing agreements with other railroads and third parties that enable KCS to exchange traffic and utilize trackage the Company does not own. KCS’ ability to provide comprehensive rail service to its customers depends in large part upon its ability to maintain these agreements with other railroads and third parties. The termination of, or the failure to renew, these agreements could adversely affect KCS’ business, financial condition and results of operations. KCS is also dependent in part upon the financial health and efficient performance of other railroads. For example, some of KCSR’s traffic moves over the UP’s lines via trackage rights, a significant portion of KCSR’s grain shipments originate with another rail carrier pursuant to marketing agreements with that carrier, and the UP is KCS’ largest partner in the interchange of total rail traffic. There can be no assurance that KCS will not be materially adversely affected by operational or financial difficulties of other railroads.

KCSM’s operations are subject to certain trackage rights, haulage rights and interline service agreements with other Mexican rail carriers, some of which are in dispute.

Through KCSM’s Concession from the Mexican government, KCSM is required to grant short and long-distance trackage rights to Ferromex, Ferrosur, and FTVM. Applicable law stipulates that Ferromex, Ferrosur and FTVM similarly are required to grant to KCSM rights to use portions of their tracks. Although all of these trackage rights have been granted under the Concession, no railroad has actually operated under the long-distance trackage rights because the rates that may be charged for the right to use the tracks has not been agreed upon between KCSM and the parties to whom those rights are granted in accordance with the Mexican Railroad Services Law and applicable regulations. If KCSM cannot reach an agreement on rates with rail carriers entitled to trackage rights on KCSM’s rail lines, the SCT is entitled to set the rates in accordance with Mexican law and regulations, which rates may not adequately compensate KCSM. KCSM is currently involved in judicial, civil and commercial litigation and administrative proceedings with Ferromex regarding the rates payable to each other for trackage rights, interline services and haulage rights. Certain of these disputes continue under litigation, which KCSM expects to continue over the next few years. KCSM and Ferromex are also parties to various ongoing civil and administrative cases involving disputes over the application and proper interpretation of the mandatory trackage rights. Any resolution of such procedures adverse to KCSM could have a negative impact on its business and operations.

KCS’ debt capitalization ratio (total debt as a percentage of total debt plus equity) is 52.2%. KCS’ leverage could adversely affect its ability to fulfill obligations under various debt instruments and operate its business.

KCS’ level of debt could make it more difficult for it to borrow money in the future, may reduce the amount of money available to finance operations and other business activities, exposes the Company to the risk of increased interest rates, makes it more vulnerable to general economic downturns and adverse industry conditions, and could reduce flexibility in planning for, or responding to, changing business and economic conditions. KCS’ failure to comply with the financial and other restrictive covenants in its debt instruments, which, among other things, require KCS to maintain specified financial ratios and limit its ability to incur debt and sell assets, could result in an event of default that, if not cured or waived, could have a material adverse effect on the Company’s business or prospects. If the Company does not have enough cash to service its debt, meet other obligations and fund other liquidity needs, KCS may be required to take actions such as requesting a waiver from lenders, reducing or delaying capital expenditures, selling assets, restructuring or refinancing all or part of the existing debt, or seeking additional equity capital. KCS cannot assure that any of these remedies can be effected on commercially reasonable terms or at all. In addition, the terms of existing or future debt agreements may restrict the Company from adopting some of these alternatives.

The indebtedness of KCSM exposes it to risks of exchange rate fluctuations because any devaluation of the peso would cause the cost of KCSM’s dollar-denominated debt to increase and could place the Company at a competitive disadvantage in Mexico, compared to Mexican competitors that have less debt and greater operating and financial flexibility than KCSM does.

The recent downturn in the credit markets has increased the cost of borrowing and has made financing difficult to obtain, each of which may have a material adverse effect on the Company’s results of operations and business.

Recent events in the financial markets have had an adverse impact on the credit markets and, as a result, credit has become more expensive and difficult to obtain. Some lenders are imposing more stringent restrictions on the terms of credit and there may be a general reduction in the amount of credit available in the markets in which KCS conducts business. The negative impact of tightening credit markets and the recent adverse changes in the credit markets generally may have a material adverse effect on KCS’ business and results of operations resulting from, but not limited to, an inability to finance capital expansion on favorable terms, if at all, increased financing costs or financial terms with increasingly restrictive covenants.

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

KCS has funded, and expects to continue to fund capital expenditures with funds from operating cash flows, equipment leases, and debt financing. KCS may not be able to generate sufficient cash flows from its operations or obtain sufficient funds from external sources to fund capital expenditure requirements. Even if financing is available, it may not be obtainable on acceptable terms and within the limitations contained in the indentures and other agreements relating to KCS’ existing debt. In light of current economic conditions, KCS has taken measures to reduce planned capital spending and other expenditures in 2009, and may make further reductions to its 2009 capital spending plan to achieve positive free cash flow if economic conditions do not improve.

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

KCS’ operations may be adversely affected by changes in the economic conditions of the industries and geographic areas that produce and consume the freight that KCS transports. The relative strength or weakness of the United States and Mexican economies affect the businesses served by KCS. Prolonged negative changes in domestic and global economic conditions or disruptions of either or both of the financial and credit markets, including the availability of short and long-term debt financing, may affect KCS, as well as the producers and consumers of the commodities that KCS transports and may have a material adverse effect on KCS’ results of operations, financial condition, and liquidity. In particular, KCS’ financial performance depends, in part, on conditions in the automotive industry. Automobile manufacturers are among KCSM’s most significant customers, together representing approximately 12% of its total revenues in 2008. Automobile manufacturers have experienced declining market shares in North America and have announced significant restructuring actions in an effort to improve profitability including temporarily stopping production in December 2008 and early 2009. If KCS’ automobile manufacturing customers cannot fund their operations, or if other major customers reach a similar level of financial distress, KCS may incur significant write offs of accounts receivable or incur impairment charges. In addition, cost-cutting initiatives adopted by automotive customers may result in increased downward pressure on the rates that KCS may charge. Pricing pressures may further intensify as automobile manufacturers continue to pursue restructuring and cost-cutting initiatives. KCSM’s automotive revenues decreased by approximately 4% for the year ended December 31, 2008 and decreased by approximately 31% for the three months ended December 31, 2008 compared to the same periods in 2007. A prolonged downturn in the North American automotive industry resulting in decreased demand or reduced rates for the transport of automotive products could have a negative impact on KCS’ business, financial condition and operating results.

PCRC is directly affected by the world economy and trans-Pacific trade flows. In addition, KCS’ investments in Mexico and Panama expose the Company to risks associated with operating in Mexico and Panama, including, among others, cultural differences, varying labor, regulatory and operating practices, political risk and differences between the United States, Mexican and Panamanian economies. Historically, a stronger economy has resulted in improved results for KCS’ rail transportation operations. Conversely, when the economy has slowed, results have been less favorable. If an economic slowdown or recession occurs in key markets, the volume of rail shipments is likely to be reduced, which could have a material adverse effect on KCS’ business and financial condition.

The transportation industry is highly cyclical, generally tracking the cycles of the world economy. Although transportation markets are affected by general economic conditions, there are numerous specific factors within each particular market segment that may influence operating results. Some of KCS’ customers do business in industries that are highly cyclical, including the oil and gas, automotive, housing and agriculture industries. Any downturn in these industries could have a material adverse effect on operating results. Also, some of the products transported have had a historical pattern of price cyclicality which has typically been influenced by the general economic environment and by industry capacity and demand. For example, global steel and petrochemical prices have decreased in the past, and reduced demand for automotive vehicles and related shipments may result in decreased prices. KCS cannot assure that prices and demand for these products will not decline in the future, adversely affecting those industries and, in turn, the Company’s financial condition or results.

The Company’s operations may also be affected by natural disasters or adverse weather conditions. The Company operates in and along the Gulf Coast of the United States, and its facilities may be adversely affected by hurricanes, floods and other extreme weather conditions that adversely affect KCS’ shipping, agricultural, chemical and other customers. Many of the goods and commodities transported by KCS experience cyclical demand. KCS’ results of operations can be expected to reflect this cyclical demand because of the significant fixed costs inherent in railroad operations. Significant reductions in the volume of rail shipments due to economic, weather, or other conditions could have a material adverse effect on KCS’ business, financial condition, results of operations, and cash flows.

KCS is exposed to the credit risk of its customers and counterparties and their failure to meet their financial obligations could adversely affect KCS’ business.

KCS’ business is subject to credit risk. There is a risk that a customer or counterparty will fail to meet its obligations when due. Customers and counterparties that owe the Company money may default on their obligations to the Company due to bankruptcy, lack of liquidity, operational failure or other reasons. Although the Company has procedures for reviewing its receivables and credit exposures to specific customers and counterparties to address present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. Some of the Company’s risk management methods depend upon the evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible by the Company. That information may not, in all cases, be accurate, complete, up-to-date or properly evaluated. In addition, concerns about, or a default by, one customer or counterparty could lead to significant liquidity problems, losses or defaults by other customers or counterparties, which in turn could adversely affect the Company. The Company may be materially and adversely affected in the event of a significant default by its customers and counterparties.

KCS’ business is subject to regulation by international, federal, state and local regulatory agencies, including environmental, health, and safety laws and regulations that could require KCS to incur material costs or liabilities relating to environmental, health, or safety compliance or remediation. KCS’ failure to comply with these regulations could have a material adverse effect on its operations.

KCS is subject to governmental regulation by international, federal, state and local regulatory agencies with respect to its railroad operations, including the Department of Transportation and the Department of Homeland Security in the United States and the Secretary of Communications and Transportation in Mexico, as well as a variety of health, safety, labor, environmental, and other matters. Government regulation of the railroad industry is a significant determinant of the competitiveness and profitability of railroads. As part of the Rail Safety Improvement Act of 2008 in the United States, railroad carriers must implement positive train control (a collision avoidance technology that can override locomotive controls and stop a train before an accident) at certain locations (including wherever toxic inhalation hazard or poison inhalation hazard movements occur or where passenger operations occur) by the end of 2015, which could add to operating costs, increase the number of employees the Company employs and require KCS to invest significant amounts of money into new safety technology. KCS’ failure to comply with applicable laws and regulations could have a material adverse effect on our financial condition, liquidity and operations, including limitations on operating activities until compliance with applicable requirements is achieved. These government agencies may change the legislative or regulatory framework within which the Company operates without providing any recourse for any adverse effects on its business that occur as a result of such change. Additionally, some of the regulations require KCS to obtain and maintain various licenses, permits and other authorizations. Any failure to maintain these licenses, permits, and other authorizations could adversely affect KCS’ business.

From time to time, certain KCS facilities have not been in compliance with environmental, health and safety laws and regulations and there can be no assurance that KCS will always be in compliance with such laws and regulations in the future. Environmental liability under federal and state law in the United States can also extend to previously owned or operated properties, leased properties and properties owned by third parties, as well as to properties currently owned and used by the Company. Environmental liabilities may also arise from claims asserted by adjacent landowners or other third parties. Given the nature of its business, the Company incurs, and expects to continue to incur, environmental compliance costs, including, in particular, costs necessary to maintain compliance with requirements governing chemical and hazardous material shipping operations, refueling operations and repair facilities. KCS presently has environmental investigation and remediation obligations at certain sites, and will likely incur such obligations at additional sites in the future. Liabilities accrued for environmental costs represent the Company’s best estimate of the probable future obligation for the remediation and settlement of these sites. Although the recorded liability is the best estimate of all probable costs, clean-up costs cannot be predicted with absolute certainty, and may exceed such estimates, due to various factors such as evolving environmental laws and regulations, changes in technology, the extent of other parties’ participation, developments in environmental surveys and studies, and the extent of corrective action that may ultimately be required. New laws and regulations, stricter enforcement of existing requirements, accidental spills, releases or violations or the discovery of previously unknown contamination could require KCS to incur costs or subject KCS to liabilities that could have a material adverse effect on KCS’ business, results of operations, financial condition, and cash flows.

The Company’s Mexican operations are subject to Mexican federal and state laws and regulations relating to the protection of the environment, including standards for, among other things, water discharge, water supply, emissions, noise pollution, hazardous substances and transportation and handling of hazardous and solid waste. Under applicable Mexican law and regulations, administrative and criminal proceedings may be brought and economic sanctions imposed against companies that violate environmental laws, and non-complying facilities may be temporarily or permanently closed. KCSM is also subject to the laws of various jurisdictions and international conferences with respect to the discharge of materials into the environment and to environmental laws and regulations issued by the governments of each of the Mexican states in which KCSM’s facilities are located. The terms of KCSM’s Concession from the Mexican government also impose environmental compliance obligations on KCSM. The Company cannot predict the effect, if any, that unidentified environmental matters or the adoption of additional or more stringent environmental laws and regulations would have on KCSM’s results of operations, cash flows or financial condition. Failure to comply with any environmental laws or regulations may result in the termination of KCSM’s Concession or in fines or penalties that may affect profitability.

KCS, as a common carrier by rail, is required by United States and Mexican laws to transport hazardous materials, which could expose KCS to significant costs and claims.

Under United States Federal statutes and Mexican applicable laws, KCS’s common carrier responsibility requires it to transport hazardous materials. Any rail accident or other incident or accident on KCS’s network, facilities, or at the facilities of KCS’s customers involving the release of hazardous materials, including toxic inhalation hazard (or TIH) materials, could involve significant costs and claims for personal injury, property damage, and environmental penalties and remediation, which could have a material adverse effect on KCS’s results of operations, financial condition, and liquidity.

KCS’ business is vulnerable to rising fuel costs and disruptions in fuel supplies. Any significant increase in the cost of fuel that is not adequately covered by fuel surcharges, or severe disruption of fuel supplies, would have a material adverse effect on KCS’ business, results of operations and financial condition.

KCS incurs substantial fuel costs in its railroad operations and these costs represent a significant portion of its transportation expenses. Significant price increases for fuel may have a material adverse effect on operating results. Fuel expense increased from 20% of consolidated operating costs during 2007 to 22% of consolidated operating costs during 2008. KCS has been able to pass the majority of these fuel cost increases on to customers in the form of fuel surcharges applied either in the form of an increase in the freight rate or direct customer billings. If KCS is unable to recapture its costs of fuel from its customers, operating results could be materially adversely affected. In addition, a severe disruption of fuel supplies resulting from supply shortages, political unrest, a disruption of oil imports, weather events, war, or otherwise, and the resulting impact on fuel prices could materially adversely affect KCS’ operating results, financial condition, and cash flows.

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

Market fluctuations could adversely impact KCS’s operating results as it hedges certain transactions.

From time to time, KCS may use various financial instruments to reduce its exposure to various market risks including interest rates and fuel prices. While these financial instruments reduce our exposure to changes in market risks, the use of such instruments may ultimately limit the Company’s ability to benefit from lower fuel prices or interest rates due to amounts fixed at the time of entering into the hedge agreement.

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

The Company is a party to collective bargaining agreements with various labor unions in the United States and Mexico. As of December 31, 2008, approximately 80% of KCSR’s and KCSM’s employees were covered by labor contracts subject to collective bargaining. The Company may be subject to, among other things, strikes, work stoppages or work slowdowns as a result of disputes under these collective bargaining agreements and labor contracts or KCS’ potential inability to negotiate acceptable contracts with these unions. In the United States, because such agreements are generally negotiated on an industry-wide basis, determination of the terms and conditions of labor agreements have been and could continue to be beyond KCS’ control. KCS may, therefore, be subject to terms and conditions in industry-wide labor agreements that could have a material adverse effect on its results of operations, financial position and cash flows. If the unionized workers in the United States or Mexico were to engage in a strike, work stoppage or other slowdown, if other employees were to become unionized, or if the terms and conditions in future labor agreements were renegotiated, KCS could experience a significant disruption of its operations and higher ongoing labor costs. Although the U.S. Railway Labor Act imposes restrictions on the right of United States railway workers to strike, there is no law in Mexico imposing similar restrictions on the right of railway workers in that country to strike.

KCS faces possible catastrophic loss and liability and its insurance may not be sufficient to cover its damages or damages to others.

The operation of any railroad carries with it an inherent risk of catastrophe, mechanical failure, collision, and property loss. In the course of KCS’ operations, spills or other environmental mishaps, cargo loss or damage, business interruption due to political developments, as well as labor disputes, strikes and adverse weather conditions, could result in a loss of revenues or increased liabilities and costs. Collisions, environmental mishaps, or other accidents can cause serious bodily injury, death, and extensive property damage, particularly when such accidents occur in heavily populated areas. Additionally, KCS’ operations may be affected from time to time by natural disasters such as earthquakes, volcanoes, floods, hurricanes or other storms. The occurrence of a major natural disaster could have a material adverse effect on KCS’ operations and financial condition. The Company maintains insurance that is consistent with industry practice against the accident-related risks involved in the conduct of its business and business interruption due to natural disaster. However, this insurance is subject to a number of limitations on coverage, depending on the nature of the risk insured against. This insurance may not be sufficient to cover KCS’ damages or damages to others and this insurance may not continue to be available at commercially reasonable rates. In addition, KCS is subject to the risk that one or more of its insurers may become insolvent and would be unable to pay a claim that may be made in the future. Even with insurance, if any catastrophic interruption of service occurs, KCS may not be able to restore service without a significant interruption to operations which could have an adverse effect on KCS’ financial condition.

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

KCSM operates under the Concession granted by the Mexican government, which is renewable for up to 50 years, subject to certain conditions. The Concession gives KCSM exclusive rights to provide freight transportation services over its rail lines for 30 years of the 50-year Concession, subject to certain trackage and haulage rights granted to other concessionaires. The SCT, which is principally responsible for regulating railroad services in Mexico, has broad powers to monitor KCSM’s compliance with the Concession and it can require KCSM to supply it with any technical, administrative and financial information it requests. Among other obligations, KCSM must comply with the investment commitments established in its business plan, which forms an integral part of the Concession, and must update the plan every five years. The SCT treats KCSM’s business plans confidentially. The SCT also monitors KCSM’s compliance with efficiency and safety standards established in the Concession. The SCT reviews, and may amend, these standards every five years.

The Mexican Railroad Services Law and regulations provide the Mexican government certain rights in its relationship with KCSM under the Concession, including the right to take over the management of KCSM and its railroad in certain extraordinary cases, such as imminent danger to national security. In the past, the Mexican government has used such power with respect to other privatized industries, including the telecommunications industry, to ensure continued service during labor disputes. In addition, under Article 47 of the Mexican Railroad Services Law and its regulations, the SCT, in consultation with the Mexican Antitrust Commission, reserves the right to set service rates if it determines that effective competition does not exist in the Mexican railroad industry. The Mexican Antitrust Commission, however, has not published guidelines regarding the factors that constitute a lack of competition. It is therefore unclear under what particular circumstances the Mexican Antitrust Commission would deem a lack of competition to exist. If the SCT intervenes and sets service rates, the rates it sets may be too low to allow KCSM to operate profitably.

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

The SCT may revoke the Concession if KCSM is sanctioned on three distinct occasions for unjustly interrupting the operation of its rail lines or for charging tariffs higher than the tariffs it has registered with the SCT. In addition, the SCT may revoke the Concession if, among other things, KCSM is sanctioned on five distinct occasions because KCSM restricts the ability of other Mexican rail operators to use its rail lines; KCSM fails to make payments for damages caused during the performance of services; KCSM fails to comply with any term or condition of the Mexican Railroad Services Law and regulations or the Concession; KCSM fails to make the capital investments required under its five-year business plan filed with the SCT; or KCSM fails to maintain an obligations compliance bond and insurance coverage as specified in the Mexican Railroad Services Law and regulations. In addition, the Concession would revoke automatically if KCSM changes its nationality or assigns or creates any lien on the Concession, or if there is a change in control of KCSM, without the SCT’s approval. The SCT may also terminate the Concession as a result of KCSM’s surrender of its rights under the Concession, or for reasons of public interest or upon KCSM’s liquidation or bankruptcy. Revocation or termination of the Concession would prevent KCSM from operating its railroad and would materially adversely affect the Mexican operations and the ability to make payments on KCSM’s debt. If the Concession is terminated or revoked by the SCT for any reason, KCSM would receive no compensation and its interest in its rail lines and all other fixtures covered by the Concession, as well as all improvements made by it, would revert to the Mexican government.

In April 2006, the SCT initiated proceedings against KCSM, claiming that KCSM had failed to make certain minimum capital investments projected for 2004 and 2005 under its five-year business plan filed with the SCT prior to its April 2005 acquisition by KCS (collectively, the “Capital Investment Proceedings”). KCSM believes it made capital expenditures exceeding the required amounts. KCSM responded to the SCT by providing evidence in support of its investments and explaining why it believes sanctions are not appropriate. In May 2007, KCSM was served with an SCT resolution regarding the Capital Investment Proceeding for 2004, in which the SCT determined that KCSM had indeed failed to make the minimum capital investments required for such year, but imposed no sanction as such failure was KCSM’s first breach of the relevant legal provisions. In June 2007, KCSM was served with an SCT resolution regarding the Capital Investment Proceeding for 2005, in which the SCT determined that KCSM had indeed failed to make the minimum capital investments required for such year, and imposed a fine in the amount of Ps.46,800. KCSM has filed actions before the Mexican Administrative Federal Court challenging both the 2004 and 2005 investment plan resolutions issued by the SCT, and will have the right to challenge any adverse ruling.

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

The Mexican government has exercised, and continues to exercise, significant influence over the Mexican economy. Accordingly, Mexican governmental actions concerning the economy and state-owned enterprises could have a significant impact on Mexican private sector entities in general and on KCSM’s Mexican operations in particular. KCS cannot predict the impact that the political landscape, including the recently implemented multiparty rule, will have on the Mexican economy. Furthermore, KCSM’s financial condition, results of operations and prospects may be affected by currency fluctuations, inflation, interest rates, regulation, taxation, social instability and other political, social and economic developments in or affecting Mexico.

KCSM uses the U.S. dollar as its functional currency and remeasures its monetary assets and liabilities denominated in Mexican pesos into its functional currency. In 2008, the Mexican peso declined by about 24%, to Ps.13.5 at December 31, 2008 compared to Ps.10.9 at December 31, 2007. The decrease in the peso accounted for the $21.0 million foreign currency loss on the Company’s results of operations for the year ended December 31, 2008. Further weakening of the peso could have a material adverse effect on KCS’ business, financial condition, and results of operation.

The Mexican economy in the past has suffered balance of payment deficits and shortages in foreign exchange reserves. Although Mexico has imposed foreign exchange controls in the past, there are currently no exchange controls in Mexico. Pursuant to the provisions of NAFTA, if Mexico experiences serious balance of payment difficulties or the threat of such difficulties in the future, Mexico would have the right to impose foreign exchange controls on investments made in Mexico, including those made by United States and Canadian investors. Any restrictive exchange control policy could adversely affect KCS’ ability to obtain dollars or to convert pesos into dollars for purposes of making interest and principal payments due on indebtedness, to the extent KCS may have to effect those conversions, and could adversely affect the Company’s investment in KCSM. This could have a material adverse effect on KCS’ business and financial condition.

Mexican national politicians are currently focused on certain regional, political and social tensions, and reforms regarding fiscal and labor policies, gas, electricity, social security, and oil have not been and may not be approved. The social and political situation in Mexico could adversely affect the Mexican economy, which in turn could have a material adverse effect on KCS’ business, financial condition, and results of operation.

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

The level and timing of KCS’ Mexican business activity is heavily dependent upon the level of United States-Mexican trade and the effects of NAFTA on such trade. The Mexican operations depend on the United States and Mexican markets for the products KCSM transports, the relative position of Mexico and the United States in these markets at any given time, and tariffs or other barriers to trade. Downturns in the United States or Mexican economy or in trade between the United States and Mexico would likely have adverse effects on KCS’ business results of operations and the Company’s ability to meet debt service obligations. In addition, KCS has invested significant amounts in developing its intermodal operations at the port of Lázaro Cárdenas, in part to provide Asian importers with an alternative to the west coast ports of the United States, and the level of intermodal traffic depends, to an extent, on the volume of Asian shipments routed through Lázaro Cárdenas. Reduction in trading volumes between KCS and its Asian customers, which may be caused by factors beyond KCS’ control, including increased government regulations in light of recent concerns regarding the safety and quality of Asian-manufactured products, may adversely affect KCS’ business and results of operations.

Also, fluctuations in the peso-dollar exchange rates could lead to shifts in the types and volumes of Mexican imports and exports. During the fourth quarter of 2008, the value of the Mexican peso declined significantly against the U.S. dollar. See “KCS’ ownership of KCSM and operations in Mexico subject it to economic and political risks” above. Although a decrease in the level of exports of some of the commodities that KCSM transports to the United States may be offset by a subsequent increase in imports of other commodities KCSM hauls into Mexico and vice versa, any offsetting increase might not occur on a timely basis, if at all. Future developments in United States-Mexican trade beyond the Company’s control may result in a reduction of freight volumes or in an unfavorable shift in the mix of products and commodities KCSM carries.

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

Mexico has a history of high levels of inflation and may experience high inflation in the future. During most of the 1980s and during the mid and late 1990s, Mexico experienced periods of high levels of inflation. The annual rates of inflation for the last three years, as measured by changes in the National Consumer Price Index, as provided by Banco de Mexico, were 6.5% in 2008, 3.8% in 2007 and 4.0% in 2006. A substantial increase in the Mexican inflation rate would have the effect of increasing some of KCSM’s costs, which could adversely affect its results of operations and financial condition. High levels of inflation may also affect the balance of trade between Mexico and the United States, and other countries, which could adversely affect KCSM’s results of operations.

Risk Factors Relating to Ongoing Litigation

KCS is party to various legal proceedings and administrative actions arising in the ordinary course of business including those specifically mentioned below:

KCSR may be renamed as a defendant in a putative class action lawsuit that may divert management’s attention from the Company’s business, cause the Company to incur substantial expenses, and in the event of an adverse result expose the Company to significant damages and penalties.

As described in Note 12 to the Consolidated Financial Statements in Item 8 of this Form 10-K, KCSR was included along with several other major U.S. railroads in 29 putative class actions alleging that the individual railroads conspired to fix fuel surcharges in violation of U.S. antitrust laws. On November 27, 2007, the Judicial Panel on Multidistrict Litigation ordered that these putative class action cases be consolidated for pretrial handling before the United States District Court for the District of Columbia, where the matters remain pending (the “Multidistrict Litigation”). All of the plaintiffs in the Multidistrict Litigation filed a consolidated amended complaint on April 15, 2008. KCSR was not named as a defendant in that consolidated amended complaint pursuant to an agreement with the Multidistrict Litigation plaintiffs to toll the statute of limitations, and the Multidistrict Litigation does not include KCSR as a party.

If KCSR is renamed as defendant to this litigation, KCSR intends to vigorously defend these claims. While the Company believes these price fixing allegations have no merit, no assurance can be given regarding the outcomes of these lawsuits. These and related matters have required, and will continue to require, the Company to incur substantial expenses for legal and other professional services. If KCSR is renamed as a party to this litigation and found liable in these proceedings, it could be required to pay damages (possibly including treble damages) and penalties and might face additional remedies that could harm its financial condition and operating results.

KCSM is involved in several disputes related to providing service to a Mexican subsidiary of a large U.S. auto manufacturer, which if adversely resolved could have a negative impact on its business and operations.

In March 2008, a Mexican subsidiary of a large U.S. auto manufacturer (the “Auto Manufacturer”) filed an arbitration suit against KCSM under a contract entered into in 1999 for services to the Auto Manufacturer’s plants in Mexico, which, as amended, had a stated termination date of January 31, 2008. The Auto

Manufacturer claims that the contract was implicitly extended and continued in effect beyond its stated termination date, and that KCSM is therefore required to continue abiding by its terms including but not limited to, the rates contemplated in such contract. KCSM claims that the contract did in fact expire on its stated termination date of January 31, 2008, and that services rendered thereafter are thus subject to the general terms and conditions (including rates) applicable in the absence of a specific contract, pursuant to Mexican law. Accordingly, KCSM filed a counterclaim against the Auto Manufacturer to, among other things, recover the applicable rate difference. The Auto Manufacturer is also seeking a declaration by the arbitrator that the rates being assessed by KCSM are discriminatory, even though the rates being charged are within the legal rate limits set by Mexican law for such freight transportation. KCSM believes that the facts of this dispute provide it with strong legal arguments and intends to vigorously defend its claims in this proceeding. As a result, management believes the final resolution of these claims will not have any material impact on KCSM’s results of operations.

In May 2008, the SCT initiated a proceeding against KCSM, at the Auto Manufacturer’s request, alleging that KCSM impermissibly bundled international rail services and engaged in discriminatory pricing practices with respect to rail services provided by KCSM to the Auto Manufacturer. If the SCT were to determine that KCSM did engage in such actions, the SCT could impose sanctions on KCSM. On July 23, 2008, the SCT delivered notice to KCSM of new proceedings against KCSM, claiming, among other things, that KCSM refused to grant Ferromex access to certain trackage over which Ferromex alleges it has trackage rights in Coahuila on six different occasions and thus denied Ferromex the ability to provide service to the Auto Manufacturer at this location.

KCSM does not believe that these SCT proceedings will have a material adverse effect on its results of operations or financial condition. However, if KCSM is ultimately sanctioned in connection with the bundling and discriminatory pricing practices alleged by the Auto Manufacturer, any such sanction would be considered a “generic” sanction under Mexican law (i.e., sanctions applied to conduct not specifically referred to in specific subsections of the Mexican railway law). If challenges against any such sanction are conclusively ruled adversely to KCSM and a sanction is effectively imposed, and if the SCT imposes other “generic” sanctions on four additional occasions over the remaining term of the Concession, KCSM could be subject to possible future SCT action seeking revocation of its Concession. Likewise, if each of the alleged six refusals to allow Ferromex to serve the Auto Manufacturer in Coahuila were to be finally decided to warrant a separate sanction, KCSM could be subject to a future SCT action seeking revocation of its Concession. Revocation of the Concession would materially adversely affect KCSM’s results of operations and financial condition

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Track Configuration

KCSR operates over a railroad system consisting of approximately 3,200 miles of main and branch lines in ten states extending from the midwest and southeast portions of the United States south into Mexico. Approximately 600 miles of KCSR’s system consists of trackage rights that permit KCSR to operate its trains with its crews over other railroad’s tracks.

Under its Concession from the Mexican government, KCSM has the right to operate approximately 2,700 miles of main and branch lines, but does not own the land, roadway, or associated structures and has approximately 700 miles of trackage rights. The Concession requires KCSM to make investments as described in a business plan filed every five years with the Mexican government. KCSM may defer capital expenditures with respect to its five-year business plan with the permission of the SCT. However, should the SCT not grant this permission, KCSM’s failure to comply with the commitments in its business plan could result in fines and ultimately the Mexican government revoking the Concession. See Item 1A, “Risk Factors — KCSM’s Mexican Concession is subject to revocation or termination in certain circumstances which would prevent KCSM from operating its railroad and would have a material adverse effect on the Company’s business and financial condition.”

Equipment Configuration

Certain property statistics follow at December 31:

	2008	2007	2006

Total track miles	7,700	7,685	7,690
Miles of welded rail in service	4,605	4,605	4,380
Main line welded rail percent	79%	79%	75%
Cross ties replaced	706,975	708,715	641,610

KCS owned or had under non-cancelable leases exceeding one year the following units of railroad rolling stock at December 31:

	2008		2007		2006
	Leased	Owned	Leased	Owned	Leased	Owned

Locomotives	416	627	417	656	385	692

Rolling stock:
Box cars	6,460	1,581	5,967	2,419	6,454	2,522
Gondolas	3,271	1,781	3,321	1,917	3,557	1,993
Covered hoppers	5,841	923	6,055	1,170	6,638	1,323
Flat cars (intermodal and other)	2,071	583	1,995	894	2,247	945
Auto racks	1,753	—	1,753	—	1,750	—
Tank cars	524	32	527	93	546	101
Other	—	57	—	58	—	58

Total	19,920	4,957	19,618	6,551	21,192	6,942

Average Age (In Years):	2008	2007	2006

Road locomotives	13.5	15.7	20.3
All locomotives	19.3	20.6	21.7

The Company, at the date of this filing, has approximately 240 locomotives in storage which primarily reflects the current economic environment and some seasonality. Management believes that this equipment will be needed in the foreseeable future as the Company grows and/or economic conditions improve. The Company has continued to depreciate all 240 locomotives stored; older locomotives will be retired in the normal course of business or in some cases disposed of through re-sale.

Capital Expenditures

The Company’s cash capital expenditures for the three years ended December 31, 2008, 2007, and 2006, and planned 2009 capital expenditures are included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Expenditures”. See also Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Capitalization and Depreciation of Property and Equipment” regarding the Company’s policies and guidelines related to capital expenditures.

Property and Facilities

KCS operates numerous facilities, including terminals for intermodal and other freight; rail yards for train-building, switching, storage-in-transit (the temporary storage of customer goods in rail cars prior to shipment) and other activities; offices to administer and manage operations; dispatch centers to direct traffic on the rail network; crew quarters to house train crews along the rail line; and shops and other facilities for fueling, maintenance, and repair of locomotives and maintenance of freight cars and other equipment.

The following tables include the major yards in KCS’ system:

Daily Average
Top 5 Yards	Cars Processed

Kansas City, Missouri	1,923
Shreveport, Louisiana	1,177
Nuevo Laredo, Mexico	1,168
Monterrey, Mexico	747
Sanchez, Mexico	642

Item 3.	Legal Proceedings

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. For more information on legal proceedings, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Provision for Environmental Remediation — Provision for Casualty Claims,” and — “Other Matters — Litigation” and Item 8, Financial Statements and Supplementary Data — Note 12 “Commitments and Contingencies”.

Item 4.	Submission of Matters to a Vote of Security Holders

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

Michael R. Haverty — Chairman of the Board and Chief Executive Officer — 64 — The information in the Company’s Definitive Proxy Statement under the heading “The Board of Directors — Directors Serving Until the Annual Meeting of Stockholders in 2009” with respect to Mr. Haverty is incorporated by reference.

David L. Starling — KCS President and Chief Operating Officer — 58 — Mr. Starling joined KCS as President and Chief Operating Officer on July 1, 2008. Prior to joining KCS, Mr. Starling served as President and Director General of Panama Canal Railway Company (“PCRC”), a joint venture company owned equally by KCS and Mi-Jack Products, Inc., from 1999 through June 2008. From 1988 through 1999, Mr. Starling served in various leadership positions for American President Lines including most recently vice president Central Asia responsible for China, Taiwan.

Michael W. Upchurch — Executive Vice President and Chief Financial Officer — 47 — Served in this capacity since October 16, 2008. Mr. Upchurch joined The Kansas City Southern Railway Company in March 2008 as Senior Vice President Purchasing and Financial Management. Prior to joining KCS, Mr. Upchurch served as Senior Vice President Finance of Red Development LLC, from December 2007 through February 2008. From September 2006 through December 2007, Mr. Upchurch worked as an independent consultant providing financial consulting services. From 1990 through September 2006, Mr. Upchurch served in various senior financial leadership positions at Sprint Nextel Corporation and its predecessor, Sprint Corporation, including Senior Vice President Financial Operations, Senior Vice President Finance Sprint Business Solutions and Senior Vice President Finance Long Distance Division.

Patrick J. Ottensmeyer — Executive Vice President Sales and Marketing — 51 — Served in this capacity since October 16, 2008. Mr. Ottensmeyer joined KCS in May 2006 as Executive Vice President and Chief Financial Officer. Prior to joining KCS, Mr. Ottensmeyer served as Chief Financial Officer of Intranasal Therapeutics, Inc. from 2001 to May 2006. From 2000 to 2001, he served as Corporate Vice President Finance and Treasurer for Dade-Behring Holdings, Inc. From 1993 to 1999, Mr. Ottensmeyer served as Vice President Finance and Treasurer at Burlington Northern Santa Fe Corporation and BNSF Railway and their predecessor companies.

Scott E. Arvidson — Executive Vice President & Chief Information Officer — 48 — Served in this capacity since October 2007. Mr. Arvidson also serves as Executive Vice President and Chief Operating Officer of KCSR. He served as Senior Vice President and Chief Information Officer from September 2006 to September 2007. From May 2000 to August 2006, Mr. Arvidson served as Vice President and Chief Information Officer of KCSR.

Warren K. Erdman — Executive Vice President — Corporate Affairs — 50 — Served in this capacity since October 2007. He served as Senior Vice President-Corporate Affairs of KCS and KCSR from January 2006 to September 2007. Mr. Erdman served as Vice President — Corporate Affairs of KCS from April 15, 1997 to December 31, 2005 and as Vice President — Corporate Affairs of KCSR from May 1997 to December 31, 2005. Prior to joining KCS, Mr. Erdman served as Chief of Staff to United States Senator Kit Bond of Missouri from 1987 to 1997.

Larry M. Lawrence — Executive Vice President and Assistant to the Chairman — 46 — Served in this capacity since October 2007. Mr. Lawrence served as Senior Vice President and Assistant to Chairman-Strategies and Staff Studies of KCS from January 2006 to September 2007. Mr. Lawrence served as Assistant to CEO-Staff Studies and Planning of KCS from November 2001 until December 2005. Prior to joining KCS in 2001, Mr. Lawrence was a strategy consultant for 15 years with McKinsey, A. T. Kearney and KPMG.

Michael K. Borrows — Senior Vice President & Chief Accounting Officer — 41 — Joined KCS as the Company’s principal accounting officer in June 2006 as Vice President — Financial Reporting and Tax. In December 2006 he was also made an officer of KCSM and appointed Chief Accounting Officer of KCSM. In August 2007, he was appointed Senior Vice President & Chief Accounting Officer with responsibility for all accounting related functions of the Company. Prior to joining KCS, Mr. Borrows was with BNSF Railway serving in various key leadership positions within the finance organization for over a decade.

John E. Derry — Senior Vice President of Human Resources — 41 — Served in this capacity since July 2008. He served as Vice President of Human Resources from February 2008 until July 2008. Mr. Derry joined KCS from YRC Worldwide, Inc. where he served in various Human Resource functions from January 2004 to February 2008. From September 2006 to February 2008, Mr. Derry served as Vice President of Human Resources for Yellow Transportation. Prior to joining YRC Worldwide, Inc. Mr. Derry spent 17 years with General Mills Inc in various Operations, Labor Relations and Human Resource roles.

Paul J. Weyandt — Senior Vice President — Finance and Treasurer — 55 — Served in this capacity since April 2005. He served as Vice President and Treasurer of KCS and of KCSR from September 2001 until March 2005. Before joining KCS, Mr. Weyandt was a consultant to the Structured Finance Group of GE Capital Corporation from May 2001 to September 2001. Prior to consulting, Mr. Weyandt spent 23 years with BNSF Railway, most recently as Assistant Vice President Finance and Assistant Treasurer.

William J. Wochner — Senior Vice President and Chief Legal Officer — 61 — Served in this capacity since February 2007. He served as Vice President and Interim General Counsel from December 2006 to January 2007. From September 2006 to December 2006, Mr. Wochner served as Vice President and Associate General Counsel. From March 2005 to September 2006, Mr. Wochner served as Vice President, Sales and Marketing/Contracts for KCSR. From February 1993 to March 2005, Mr. Wochner served as Vice President and General Solicitor of KCSR.

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

Market Information.

The Company’s Common Stock is traded on the New York Stock Exchange under the ticker symbol “KSU”. Information as to the high and low sales price of the Company’s common and preferred stock for the years ended December 31, 2008 and 2007 is set forth in Note 14 to the Consolidated Financial Statements in Item 8 of this Form 10-K and is incorporated by reference herein.

Dividend Policy.

Common Stock.  KCS has not declared any cash dividends on its common stock during the last five fiscal years and it does not anticipate making any cash dividend payments to common shareholders in the foreseeable future. Pursuant to KCSR’s credit agreement, KCS is prohibited from the payment of cash dividends on its common stock.

Preferred Stock.  Kansas City Southern is restricted from paying dividends on its Series D Preferred Stock when its coverage ratio (as defined in the indentures for KCSR’s 7 1/2% Senior Notes, 8.0% Senior Notes, and 13.0% Senior Notes) is less than 2.0:1. It is the Company’s intention to pay timely dividends on all preferred stock in either cash or stock when dividend payments are not restricted under the covenants of its various debt agreements and the Company has adequate levels of liquidity. In the event that dividends on the Series D Preferred Stock are in arrears for six consecutive quarters (or an equivalent number of days in the aggregate, whether or not consecutive), holders of the Series D Preferred Stock, as applicable, will be entitled to elect two of the authorized number of directors at the next annual stockholders’ meeting, and at each subsequent stockholders’ meeting until such time as all accumulated dividends are paid on the Series D Preferred Stock, as applicable, or set aside for payment.

Holders.

There were 4,772 record holders of KCS common stock on February 5, 2009; however, the number of actual holders of KCS common stock is greater due to the practice of brokerage firms registering many shares for clients in the brokerage firm’s name.

Securities Authorized for Issuance Under Equity Compensation Plans.

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information about securities authorized for issuance under KCS’ equity compensation plans.

Performance Graph.

The following graph shows the changes in value over the five years ended December 31, 2008, of an assumed investment of $100 in: (i) KCS’ common stock; (ii) the stocks that comprise the Dow Jones Transportation Average Index(1); and (iii) the stocks that comprise the S&P 500 Index(2). The table following the graph shows the value of those investments on December 31 for each of the years indicated. The values for the assumed investments depicted on the graph and in the table have been calculated assuming that any cash dividends are reinvested.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Among Kansas City Southern, the S&P 500 Index
and the Dow Jones Transportation Index

	2003	2004	2005	2006	2007	2008
Kansas City Southern	100.00	123.81	170.60	202.37	239.73	133.03
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
Dow Jones Transportation Average	100.00	128.68	143.18	154.43	163.90	131.82

(1)	The Dow Jones Transportation Average is an index prepared by Dow Jones & Co., Inc., an independent company.

(2)	The S&P 500 is an index prepared by Standard and Poor’s Corporation, an independent company. The S&P 500 Index reflects the change in weighted average market value for 500 companies whose shares are traded on the New York Stock Exchange, American Stock Exchange and the Nasdaq Stock Market.

Item 6.	Selected Financial Data

The selected financial data below (in millions, except per share amounts) should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this Form 10-K as well as the consolidated financial statements and the related notes.

	2008	2007	2006	2005(i)	2004

Earnings From Continuing Operations
Revenues	$1,852.1	$1,742.8	$1,659.7	$1,352.0	$639.5
Operating expenses	1,461.9	1,380.4	1,355.4	1,289.7	556.0

Operating income	$390.2	$362.4	$304.3	$62.3	$83.5

Income before minority interest	$184.2	$154.2	$109.2	$83.1	$24.4
Earnings per common share:
Basic	$2.02	$1.77	$1.20	$1.21	$0.25
Diluted	1.86	1.57	1.08	1.10	0.25
Financial Position
Total assets	$5,442.7	$4,928.2	$4,637.3	$4,423.6	$2,440.6
Total debt obligations, including current portion	2,086.1	1,755.9	1,757.0	1,860.6	665.7
Total stockholders’ equity	1,911.5	1,726.3	1,582.4	1,426.2	1,016.5
Other Data Per Common Share
Cash dividends per common share	$—	$—	$—	$—	$—

(i)	The 2005 results reflect the consolidation of Mexrail effective January 1, 2005 and KCSM effective April 1, 2005. These results include certain unusual operating expenses related to the acquisition of Mexrail and KCSM and hurricane related charges.

OTHER FINANCIAL INFORMATION DISCLOSED

KCS reports its financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company’s earnings releases, presentations, and 8-K filings use certain non-GAAP measures. These measures should be considered in addition to, but not as a substitute or preferable to, other information prepared in accordance with GAAP. Management believes that these non-GAAP financial measures used to review and in certain cases manage the Company’s business may provide its users of the financial information with additional meaningful comparison when reviewing the Company’s results.

KCS management at times uses non-GAAP information in its planning and forecasting processes and to further analyze its own financial trends and operational performance, as well as making financial comparisons to prior periods presented on a similar basis. The Company also uses some of these measures internally as part of its incentive compensation plans for management employees. Management believes investors and users of the Company’s financial information should consider all of the above factors when evaluating KCS’ results and believes these can be particularly useful in assessing comparability of the Company’s performance for the years ended December 31, 2008, 2007, and 2006.

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

CAUTIONARY INFORMATION.

The discussions set forth in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, quarterly earnings calls, executive presentations, in the annual report to stockholders and in other filings with the Securities and Exchange Commission. Readers can identify these forward-looking statements by the use of such verbs as “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. These statements involve a number of risks and uncertainties. Actual results could materially differ from those anticipated by such forward-looking statements. Such differences could be caused by a number of factors or combination of factors including, but not limited to, the factors identified below and those discussed under Item 1A of this Form 10-K, “Risk Factors.” Readers are strongly encouraged to consider these factors and the following factors when evaluating any forward-looking statements concerning the Company:

•	fluctuations in the market price for the Company’s common stock;

•	KCS’ dividend policy and restrictions on its ability to pay dividends on its common stock;

•	KCS’ high degree of leverage;

•	the Company’s potential need for and ability to obtain additional financing;

•	KCS’ ability to successfully implement its business strategy, including the strategy to convert customers from using trucking services to rail transportation services;

•	the impact of competition, including competition from other rail carriers, trucking companies and maritime shippers in the United States and Mexico;

•	United States, Mexican and global economic, political and social conditions;

•	the effects of the North American Free Trade Agreement, or NAFTA, on the level of trade among the United States, Mexico and Canada;

•	uncertainties regarding the litigation KCS faces and any future claims and litigation;

•	the effects of employee training, technological improvements and capital expenditures on labor productivity, operating efficiencies and service reliability;

•	the adverse impact of any termination or revocation of KCSM’s Concession by the Mexican government;

•	legal or regulatory developments in the United States, Mexico or Canada;

•	KCS’ ability to generate sufficient cash to pay principal and interest on its debt, meet its obligations and fund its other liquidity needs, including its ability to collect on its customer receivables;

•	the effects of adverse general economic conditions affecting customer demand and the industries and geographic areas that produce and consume the commodities KCS carries;

•	material adverse changes in economic and industry conditions, including the availability of short and long-term financing, both within the United States and Mexico and globally;

•	natural events such as severe weather, fire, floods, hurricanes, earthquakes or other disruptions to the Company’s operating systems, structures and equipment or the ability of customers to produce or deliver their products;

•	changes in fuel prices and the Company’s ability to assess fuel surcharges;

•	KCS’ ability to attract and retain qualified management personnel;

•	changes in labor costs and labor difficulties, including work stoppages affecting either operations or customers’ abilities to deliver goods for shipment;

•	credit risk of customers and counterparties and their failure to meet their financial obligations;

•	the outcome of claims and litigation, including those related to environmental contamination, antitrust claims, personal injuries, and occupational illnesses arising from hearing loss, repetitive motion and exposure to asbestos and diesel fumes;

•	acts of terrorism or risk of terrorist activities;

•	war or risk of war;

•	political and economic conditions in Mexico and the level of trade between the United States and Mexico; and

•	legislative, regulatory, or legal developments involving taxation, including enactment of new foreign, federal or state income or other tax rates, revisions of controlling authority, and the outcome of tax claims and litigation.

Forward-looking statements reflect only as of the date on which they are made. The Company will not update any forward-looking statements to reflect future events, developments, or other information. If KCS does update one or more forward-looking statements, no inference should be drawn that additional updates will be made regarding that statement or any other forward-looking statements.

CORPORATE OVERVIEW

Kansas City Southern, a Delaware corporation, is a transportation holding company that has railroad investments in the U.S., Mexico and Panama. In the U.S., the Company serves the central and south central U.S. Its international holdings serve the northeastern and central Mexico and the port cities of Lázaro Cárdenas, Tampico and Veracruz, and a fifty percent interest in Panama Canal Railway Company provides ocean-to-ocean freight and passenger service along the Panama Canal. KCS’ North American rail holdings and strategic alliances are primary components of a NAFTA Railway system, linking the commercial and industrial centers of the U.S., Canada and Mexico. Its principal subsidiaries and affiliates include the following:

•	The Kansas City Southern Railway Company (“KCSR”), a wholly-owned subsidiary;

•	Mexrail, Inc. (“Mexrail”), a wholly-owned consolidated subsidiary; which, in turn, wholly owns The Texas Mexican Railway Company (“Tex-Mex”);

•	Meridian Speedway, LLC (“MSLLC”), a seventy-three percent owned consolidated affiliate;

•	Kansas City Southern de México, S.A. de C.V. (“KCSM”), which became a wholly owned subsidiary as of April 1, 2005, when KCS completed its acquisition of KCSM;

•	Panama Canal Railway Company (“PCRC”), a fifty percent owned unconsolidated affiliate, provides international container shipping companies with a railway transportation option in lieu of the Panama Canal and owns all of the common stock of Panarail Tourism Company (“Panarail”);

•	Southern Capital Corporation, LLC (“Southern Capital”), a fifty percent owned unconsolidated affiliate that owns and leases locomotives and other equipment; and

•	Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”), a twenty-five percent owned unconsolidated affiliate that provides railroad services as well as ancillary services in the greater Mexico City area.

KCS, as the holding company, supplies its various subsidiaries with managerial, legal, tax, financial and accounting services, in addition to management services for various other “non-operating” investments.

Segment Information.

Effective January 1, 2008, the Company aligned its segments into one reportable segment to reflect the strategic focus on its single coordinated network. Prior to January 1, 2008, the Company reported two segments. Prior period segment information has been recast to conform to the current year presentation.

EXECUTIVE SUMMARY

2008 Financial Overview.

During 2008, KCS continued to realize operational improvement across its entire network with a continued management focus on execution and realizing the full value of the coordinated network. The Company achieved record revenues of $1,852.1 million in 2008, which was a 6% increase over 2007 revenues despite a 2% decrease in volume due to the slowing economy, particularly related to the building materials, appliances, and automobile industries. A continued strong pricing environment, new business opportunities, and increases in fuel surcharges were key drivers of the revenue growth. New business originating at the port of Lázaro Cárdenas was significant and continues to allow KCS to position its network to increase length of haul and cross border traffic.

Operating expenses were $1,461.9 million, an increase of 6% over prior year, primarily driven by a 20% increase in fuel expense. Excluding the impact of fuel, operating expenses were up only 2% as a result of efficiencies from the coordinated network and a tighter operating discipline.

Operating income for 2008 was $390.2 million compared with $362.4 million last year, an 8% improvement. The operating ratio improved from 79.2% in 2007 to 78.9% in 2008. In addition to the higher fuel costs, adverse winter weather conditions in the first quarter and two hurricanes in the third quarter affected the Company’s operating performance. Given these challenges, and including those posed by global economic factors, it is notable that KCS was able to achieve a 6% revenue increase for the year, 8% increase in operating income, and a slight improvement to the operating ratio.

KCS recorded foreign exchange losses of $21.0 million during 2008 compared with a loss of $0.9 million in 2007. This loss is attributable to the strengthening U.S. dollar against the Mexican peso as the Mexican peso reached a record low compared to the U.S. dollar during 2008. At December 31, 2008, the Mexican peso was Ps.13.5 per U.S. dollar compared to Ps.10.9 per U.S. dollar at December 31, 2007, a decline in the peso not seen for over a decade.

Capital expenditures are a significant use of cash for KCS and were $576.5 million for 2008, a 40% increase over 2007. The increase reflects work on and completion of strategic projects that continue to help KCS realize the full value of its coordinated network.

RESULTS OF OPERATIONS

Year Ended December 31, 2008, compared with the Year Ended December 31, 2007

The following summarizes the consolidated income statement components of KCS (in millions).

			Change
	2008	2007	Dollars	Percent

Revenues	$1,852.1	$1,742.8	$109.3	6%

Operating expenses:
Compensation and benefits	374.6	394.1	(19.5)	(5)%
Purchased services	198.9	184.7	14.2	8%
Fuel	324.8	270.8	54.0	20%
Equipment costs	182.5	182.4	0.1	—
Depreciation and amortization	170.1	160.2	9.9	6%
Casualties and insurance	74.7	71.0	3.7	5%
Materials and other	136.3	117.2	19.1	16%

Total operating expenses	1,461.9	1,380.4	81.5	6%

Operating income	390.2	362.4	27.8	8%
Equity in net earnings of unconsolidated affiliates	18.0	11.4	6.6	58%
Interest expense	(138.9)	(156.7)	17.8	(11)%
Debt retirement costs	(5.6)	(6.9)	1.3	(19)%
Foreign exchange loss	(21.0)	(0.9)	(20.1)	2,233%
Other income	6.0	12.0	(6.0)	(50)%

Income before income taxes and minority interest	248.7	221.3	27.4	12%
Income tax expense	64.5	67.1	(2.6)	(4)%

Income before minority interest	184.2	154.2	30.0	19%
Minority interest	0.3	0.4	(0.1)	(25)%

Net income	$183.9	$153.8	$30.1	20%

Revenues.

The following summarizes revenues (in millions) and carloads statistics (in thousands).

	Revenues				Carloads and Units
			Change				Change
	2008	2007	Dollars	Percent	2008	2007	Units	Percent

Chemical and petroleum	$347.8	$320.4	$27.4	9%	240.2	228.3	11.9	5%
Industrial and consumer products	508.6	501.1	7.5	1%	367.6	393.8	(26.2)	(7)%
Agriculture and minerals	455.0	403.7	51.3	13%	293.3	297.9	(4.6)	(2)%

Total general commodities	1,311.4	1,225.2	86.2	7%	901.1	920.0	(18.9)	(2)%
Intermodal	160.6	143.1	17.5	12%	520.9	526.4	(5.5)	(1)%
Automotive	105.6	110.9	(5.3)	(5)%	101.6	108.4	(6.8)	(6)%
Coal	203.7	193.0	10.7	6%	301.3	314.1	(12.8)	(4)%

Carload revenues, carloads and units	1,781.3	1,672.2	109.1	7%	1,824.9	1,868.9	(44.0)	(2)%

Other revenue	70.8	70.6	0.2	—

Total revenues(i)	$1,852.1	$1,742.8	$109.3	6%

(i) Included in revenues:
Fuel surcharge	$200.3	$133.2

For the year ended December 31, 2008, revenues increased $109.3 million compared to the prior year, primarily due to targeted rate increases, increased fuel surcharge, and new business opportunities partially offset by an overall decrease in carload volumes. A large portion of the volume decrease in 2008 was realized in the fourth quarter resulting from the global economic slowdown. The following discussion provides an analysis of revenues by commodity group.

Revenues by commodity
group for 2008

     Chemical and petroleum.  Revenues increased $27.4 million for the year ended December 31, 2008, due to targeted rate increases, fuel surcharge increases, and increased traffic volumes from new business primarily in the Plastics channel.

Industrial and consumer products.  Revenues increased $7.5 million for the year ended December 31, 2008 primarily due to higher demand in the Metals and scrap channel in coil and pipe products as well as new business within the channel, targeted rate increases, and fuel surcharge increases. These increases were partially offset by decreases in volume due to the declining housing market which impacted the Forest products channel and declines in beer export volume from Mexico reflected in the Other channel due to a large beer producer relocating to an area not served by the KCS network in the first quarter of 2008.

Agriculture and minerals.  Revenues increased $51.3 million for the year ended December 31, 2008, driven by targeted rate increases, fuel surcharge increases and increased length of haul of cross border traffic from customers moving their business from various competitors onto the KCS network. The Grain channel accounted for the majority of the revenue increase even with a later than forecasted harvest decreasing volume. This volume decrease was partially offset by increased traffic in the Ores and minerals channel, particularly in rock and sand products, due to the strong energy sector.

Intermodal.  Revenues increased $17.5 million for the year ended December 31, 2008, driven by targeted rate increases and fuel surcharge increases. Volumes of imports and exports of intermodal containerized business originating and terminating at the port of Lázaro Cárdenas increased and were offset by decreases in automotive related traffic (parts distribution) as well as certain haulage business.

Automotive.  Revenues decreased $5.3 million for the year ended December 31, 2008. Decreases were driven by the overall downturn in the automotive industry as higher cost of fuel and tightening credit markets have automobile manufacturers re-tooling factories to build more fuel efficient vehicles as well as developing programs to incent the purchase of new cars. The overall decrease was partially offset by targeted rate increases and new longer haul traffic in the first half of 2008.

Coal.  Revenue increased $10.7 million for the year ended December 31, 2008, due to an increase in fuel surcharge participation, increased length of haul, rate increases, and improved system velocity on coal trains in the second half of 2008. The increase was partially offset by lower volumes during the first half of 2008 due to higher stockpile levels, utility customer maintenance outages, and adverse weather in the Midwest affecting deliveries.

Operating expenses.

For the year ended December 31, 2008, operating expenses increased $81.5 million. The following summarizes the Company’s operating expenses (in millions).

			Change
	2008	2007	Dollars	Percent

Compensation and benefits	$374.6	$394.1	$(19.5)	(5)%
Purchased services	198.9	184.7	14.2	8%
Fuel	324.8	270.8	54.0	20%
Equipment costs	182.5	182.4	0.1	—
Depreciation and amortization	170.1	160.2	9.9	6%
Casualties and insurance	74.7	71.0	3.7	5%
Materials and other	136.3	117.2	19.1	16%

Total operating expenses	$1,461.9	$1,380.4	$81.5	6%

Compensation and benefits.  Compensation and benefits decreased $19.5 million for the year ended December 31, 2008, compared to 2007. Increases due to annual wage and salary rate increases and severance obligations were offset by lower share-based compensation expense as a result of forfeitures, decreases in incentive compensation and an increase in capitalized overhead rates based on new and updated studies.

Purchased services.  Purchased services increased $14.2 million for the year ended December 31, 2008, compared to 2007, primarily due to an increase in locomotive maintenance expense in Mexico, equipment and track structure maintenance expenses, corporate expenses and switching costs.

Fuel.  Fuel expense increased $54.0 million for the year ended December 31, 2008, compared to 2007, primarily due to higher diesel fuel prices, partially offset by lower consumption in certain parts of the network and increased fuel efficiency driven primarily by older locomotives being replaced with new locomotives through a strategic initiative in 2007 and 2008.

Equipment costs.  Equipment costs increased $0.1 million for the year ended December 31, 2008, compared to 2007 due to an increase in locomotive lease expense offset by lower car hire expenses.

Depreciation and amortization.  Depreciation and amortization increased $9.9 million for the year ended December 31, 2008, compared to 2007, primarily due to a larger asset base reflecting a continued commitment to investment in Mexico.

Casualties and insurance.  Casualties and insurance expenses increased $3.7 million for the year ended December 31, 2008, compared to 2007 primarily due to the lower expense in 2007 from a favorable reinsurance litigation settlement received in the second quarter of 2007 and damages caused by the hurricanes in the third quarter of 2008, partially offset by decreases in personal injury and derailment expenses.

Materials and other.  Materials and other increased $19.1 million for year ended December 31, 2008, compared to 2007, due to increased materials and supplies used for the maintenance of freight cars and locomotives and lower sales and use tax in the first quarter of 2007 as a result of a favorable tax ruling.

Non-Operating Expenses.

Interest Expense.  Interest expense decreased $17.8 million for the year ended December 31, 2008, compared to the same period in 2007, primarily due to lower interest rates related to debt refinancing as well as lower accrued interest for various tax related matters as a result of certain settlements in the second quarter of 2008.

Debt Retirement Costs.  Debt retirement costs decreased $1.3 million for the year ended December 31, 2008, compared to the year ended December 31, 2007. In May 2008, KCSR redeemed its 9 1/2% Senior Notes due October 1, 2008 and expensed $5.6 million for cash tender offer expenses and unamortized debt issuance costs. In June of 2007, KCSM redeemed its 12 1/2% Senior Notes due 2012 and entered into a new bank credit agreement. The charge of $16.7 million for the call premium and the write-off of unamortized debt issuance costs associated with the extinguished debt was partially offset by the $9.8 million write off of the unamortized purchase accounting fair value effect related to the 12 1/2% Senior Notes.

Foreign Exchange.  For the year ended December 31, 2008 and 2007, the foreign exchange loss was $21.0 million and $0.9 million, respectively, primarily due to fluctuations in the value of the U.S. dollar versus Mexican peso exchange rates and a cumulative post-acquisition loss of $2.9 million in the fourth quarter, which was an out of period adjustment related to certain unsettled transactions recorded prior to 2004.

Equity in Net Earnings of Unconsolidated Affiliates.  Equity in earnings from unconsolidated affiliates was $18.0 million and $11.4 million for the years ended December 31, 2008 and 2007, respectively. Significant components of this change were as follows:

•	Equity in earnings from the operations of PCRC was $8.2 million for the year ended December 31, 2008, compared to $3.7 million for the same period in 2007. The increase is primarily due to increased freight revenue driven by higher volume from new and existing customers.

•	Equity in earnings of Southern Capital was $5.1 million for the year ended December 31, 2008, compared to $4.8 million for the same period in 2007. The increase is primarily attributed to increased lease income as well as a reduction in interest and administrative expenses.

•	KCSM’s equity in earnings of FTVM was $4.7 million for the year ended December 31, 2008, compared to $2.9 million for the same period in 2007. The increase primarily reflects reduced maintenance expense in 2008 and a non-recurring prior year loss recorded in 2007.

Other Income.  Other income decreased $6.0 million for the year ended December 31, 2008 compared to the same period in 2007, primarily due to lower interest and dividend income, and fewer gains on sales of land in 2008 as compared to the same period in 2007.

Income Tax Expense.  For the year ended December 31, 2008, the Company’s income tax expense was $64.5 million, a change of $2.6 million as compared to an expense of $67.1 million for the year ended December 31, 2007. The effective tax rate was 25.9% and 30.3% for the years ended December 31, 2008 and 2007, respectively. The reduction in the year-over-year effective rate reflects changes in foreign exchange rates partially offset by a tax asset valuation allowance recorded in Mexico during 2008.

Year Ended December 31, 2007, compared with the Year Ended December 31, 2006

The following summarizes the consolidated income statement components of KCS (in millions).

			Change
	2007	2006	Dollars	Percent

Revenues	$1,742.8	$1,659.7	$83.1	5%

Operating expenses:
Compensation and benefits	394.1	393.6	0.5	—
Purchased services	184.7	204.7	(20.0)	(10)%
Fuel	270.8	253.6	17.2	7%
Equipment costs	182.4	179.7	2.7	2%
Depreciation and amortization	160.2	155.0	5.2	3%
Casualties and insurance	71.0	53.4	17.6	33%
Materials and other	117.2	115.4	1.8	2%

Total operating expenses	1,380.4	1,355.4	25.0	2%

Operating income	362.4	304.3	58.1	19%
Equity in net earnings of unconsolidated affiliates	11.4	7.3	4.1	56%
Interest expense	(156.7)	(167.2)	10.5	(6)%
Debt retirement costs	(6.9)	(4.8)	(2.1)	44%
Foreign exchange loss	(0.9)	(3.7)	2.8	(76)%
Other income	12.0	18.7	(6.7)	(36)%

Income before income taxes and minority interest	221.3	154.6	66.7	43%
Income tax provision	67.1	45.4	21.7	48%

Income before minority interest	154.2	109.2	45.0	41%
Minority interest	0.4	0.3	0.1	33%

Net income	$153.8	$108.9	$44.9	41%

Revenues.

The following summarizes revenues (in millions) and carloads statistics (in thousands). Certain prior period amounts have been reclassified to reflect changes in the business groups to conform to the current period presentation.

	Revenues				Carloads and Units
			Change				Change
	2007	2006	Dollars	Percent	2007	2006	Units	Percent

Chemical and petroleum	$320.4	$289.9	$30.5	11%	228.3	217.6	10.7	5%
Industrial and consumer products	501.1	496.3	4.8	1%	393.8	442.4	(48.6)	(11)%
Agriculture and minerals	403.7	384.4	19.3	5%	297.9	304.3	(6.4)	(2)%

Total general commodities	1,225.2	1,170.6	54.6	5%	920.0	964.3	(44.3)	(5)%
Intermodal	143.1	135.4	7.7	6%	526.4	547.7	(21.3)	(4)%
Automotive	110.9	101.8	9.1	9%	108.4	103.7	4.7	5%
Coal	193.0	174.9	18.1	10%	314.1	305.0	9.1	3%

Carload revenues, carloads and units	1,672.2	1,582.7	89.5	6%	1,868.9	1,920.7	(51.8)	(3)%

Other revenue	70.6	77.0	(6.4)	(8)%

Total revenues(i)	$1,742.8	$1,659.7	$83.1	5%

(i) Included in revenues:
Fuel surcharge	$133.2	$128.0

For the year ended December 31, 2007, revenues increased $83.1 million compared to the prior year due to targeted rate increases partially offset by a decrease in carload volumes primarily in the industrial and consumer products sector. The following discussion provides an analysis of revenues by commodity group.

Revenues by commodity
group for 2007

Chemical and petroleum.  Revenues increased $30.5 million for the year ended December 31, 2007, due to targeted rate increases and increased traffic volumes, primarily related to soda ash in the chemicals channel and the plastics channel, partially offset by a decrease in the petroleum channel.

Industrial and consumer products.  Revenues increased $4.8 million for the year ended December 31, 2007, due to certain rate increases primarily in the forest products channel, partially offset by decreases in volume due to the declining housing market which negatively impacted the forest products channel.

Agriculture and minerals.  Revenues increased $19.3 million for the year ended December 31, 2007, due to rate increases, an increase in unit train velocity over certain corridors increasing capacity, and increased cross border business due to higher shipments of grain to Mexico. The increase in revenue was partially offset by a decrease in volumes. For the later part of the year, carload volume was adversely affected by wetter than normal weather in the southern United States slowing shipments and reducing beneficial customer inventories.

Intermodal.  Revenues increased $7.7 million for the year ended December 31, 2007 as a result of rate increases and continued increases in traffic at the port of Lázaro Cárdenas, which were partially offset by a reduction in volume related to certain haulage business.

Automotive.  Revenues increased $9.1 million for the year ended December 31, 2007 driven by the continued development and expansion of the automotive network in Mexico and increased production of U.S. automotives.

Coal.  Revenue increased $18.1 million for the year ended December 31, 2007, as a result of increased rates related to new and updated contracts and overall increases in car volumes to electric generating stations driven by strong demand.

Operating Expenses.

For the year ended December 31, 2007, operating expenses increased $25.0 million. The following summarizes the Company’s operating expenses (in millions).

			Change
	2007	2006	Dollars	Percent

Compensation and benefits	$394.1	$393.6	$0.5	—
Purchased services	184.7	204.7	(20.0)	(10)%
Fuel	270.8	253.6	17.2	7%
Equipment costs	182.4	179.7	2.7	2%
Depreciation and amortization	160.2	155.0	5.2	3%
Casualties and insurance	71.0	53.4	17.6	33%
Materials and other	117.2	115.4	1.8	2%

Total operating expenses	$1,380.4	$1,355.4	$25.0	2%

Compensation and benefits.  Compensation and benefits increased $0.5 million for the year ended December 31, 2007, compared to 2006, primarily due to annual wage and salary merit increases, new collective bargaining agreements effective in the third quarter, and higher healthcare costs as compared to the prior year. Increases were partially offset by a decrease in the Mexico statutory profit sharing expense, increased overhead capitalization due to new and updated studies, and a favorable decrease in estimated labor costs following certain labor contract negotiations in the first half of 2007.

Purchased services.  Purchased services decreased $20.0 million for the year ended December 31, 2007, compared to 2006, primarily due to a reclassification of certain customer switching and transloading costs as revenue deductions, partially offset by an increased locomotive maintenance program, additional outsourcing of related maintenance, and increased cost and use of facilities jointly used by the Company and other railroads.

Fuel.  Fuel expense increased $17.2 million for the year ended December 31, 2007, compared with 2006, primarily due to increases in the average price per gallon of fuel.

Equipment costs.  Equipment costs increased $2.7 million for the year ended December 31, 2007, compared to 2006, primarily due to a reclassification of customer car hire billed at the border, which was reclassified to revenues in 2007. These increases were partially offset by lower short-term locomotive lease expense due to a reduced reliance on short-term leased locomotives driven by improved locomotive availability, as well as lower rates on the use of certain other short-term leased locomotives.

Depreciation and amortization.  Depreciation and amortization increased $5.2 million for the year ended December 31, 2007, compared to the same period in 2006, primarily due to a higher capital base, partially offset by final adjustments related to the depreciation rate study completed in the fourth quarter of 2006.

Casualties and insurance.  Casualties and insurance expenses increased $17.6 million for the year ended December 31, 2007, compared to 2006. The number of derailment incidents declined in 2007 compared with the 2006 period; however, derailment costs were higher due to an increase in the severity of certain derailment incidents.

Materials and other.  Materials and other increased $1.8 million for year ended December 31, 2007, compared to 2006, due to increased materials and supplies used for the maintenance of locomotives and freight cars and increased costs related to legal obligations for the removal of certain assets at the end of their useful lives, partially offset by lower sales and use tax as a result of a favorable diesel fuel sales tax ruling in the first quarter of 2007, lower state franchise tax expense, and reduced allowances for freight receivables primarily due to favorable loss experience and lower receivables.

Non-Operating Expenses.

Interest Expense.  Interest expense decreased $10.5 million for the year ended December 31, 2007, compared to the same period in 2006. Reduced interest expense reflects the refinancing of KCSM’s higher rate debt (see debt retirement costs for more information), as well as the reversal of accrued estimated interest expense related to KCSM post-acquisition contingencies settled with TMM in the third quarter of 2007.

Debt Retirement Costs.  Debt retirement costs increased $2.1 million for the year ended December 31, 2007, compared to the year ended December 31, 2006. In June of 2007, KCSM redeemed its 12 1/2% Senior Notes due 2012 and entered into a new bank credit agreement. As a result of these transactions, there was a net $6.9 million write-off of debt retirement costs. Included in the debt retirement costs was a charge of $16.7 million for the call premium on the senior notes, which was partially offset by a $9.8 million reduction of unamortized purchase accounting effects associated with the 12 1/2% Senior Notes. During 2006, KCSR entered into an amended and restated credit agreement and wrote off $2.2 million of unamortized debt issuance costs and KCSM refinanced its 10 1/4% Senior Notes and wrote off $2.6 million of unamortized debt issuance costs.

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

Equity in Net Earnings of Unconsolidated Affiliates.  Equity in earnings from unconsolidated affiliates was $11.4 million and $7.3 million for the years ended December 31, 2007 and 2006, respectively. Significant components of this change were as follows:

•	Equity in earnings from the operations of PCRC was $3.7 million for the year ended December 31, 2007. Loss in earnings was $1.0 million for the year ended December 31, 2006. The increase is primarily due to increased revenue driven by increasing volume growth.

•	Equity in earnings of Southern Capital was $4.8 million for the year ended December 31, 2007, compared to $5.4 million for the same period in 2006. The decrease primarily reflects a reduction in lease income attributed to fewer assets being leased than the prior year period.

•	KCSM’s equity in earnings of FTVM was $2.9 million for the years ended December 31, 2007 and 2006.

Other Income.  Other income for the year ended December 31, 2007 was $12.0 million, which consists primarily of miscellaneous interest and dividend income as well as gains on sales of land. For the year ended December 31, 2006, other income was $18.7 million, which consisted of miscellaneous interest income, dividend income, royalty income, and gains on sales of land and certain other long-term assets that were not associated with KCS’ railroad operations.

Income Tax Expense.  For the year ended December 31, 2007, KCS’ income tax expense was $67.1 million, a change of $21.7 million as compared to an expense of $45.4 million for the year ended December 31, 2006. The effective tax rate increased from 29.4% to 30.3% for the years ended December 31, 2006 and 2007, respectively. The change in the effective tax rate is attributable to a variation in the ratio of U.S. to foreign (lower taxed) earnings.

LIQUIDITY AND CAPITAL RESOURCES

Overview

KCS’ primary uses of cash are to support operations; maintain and improve its railroad and information systems infrastructure; pay debt service and preferred stock dividends; acquire new and maintain existing locomotives, rolling stock, and other equipment used in the operations of KCS; and meet other obligations. See “Cash Flow Information and Contractual Obligations” below.

As of December 31, 2008, KCS has a debt capitalization ratio (total debt as a percentage of total debt plus equity) of 52.2%. Its primary sources of liquidity are cash flows generated from operations, borrowings under its revolving credit facilities and access to debt and equity capital markets. Although KCS has had more than adequate access to the capital markets, as a non-investment grade company, the financial terms under which funding is obtained often contain restrictive covenants. The covenants constrain financial flexibility by restricting or prohibiting certain actions, including the ability to incur additional debt for any purpose other than refinancing existing debt, create or suffer to exist additional liens, make prepayments of particular debt, pay dividends on common stock, make capital investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale-leaseback transactions. On December 31, 2008, total available liquidity (the unrestricted cash balance plus revolving credit facility availability) was approximately $336 million, of which about $200.0 million will be used to repurchase the 7 1/2% Senior Notes in the first quarter of 2009.

KCSM is subject to the terms and conditions of the indenture governing KCSR’s 7 1/2% Senior Notes. Most of the restrictive covenants of the indenture were eliminated on January 29, 2009 when a new supplemental indenture became effective as part of the tender offer and consent solicitation for the 7 1/2% Senior Notes.

The Company was in compliance with all of its debt covenants as of February 13, 2009.

The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to capital markets, and other available financing resources will be sufficient to fund anticipated operating, capital and debt service requirements and other commitments through 2009. However, KCS’ operating cash flow and financing alternatives can be unexpectedly impacted by various factors, some of which are outside of its control. For example, if KCS was to experience a substantial reduction in revenues or a substantial increase in operating costs or other liabilities, its operating cash flows could be significantly reduced. Additionally, the Company is subject to economic factors surrounding capital markets and its ability to obtain financing under reasonable terms is subject to market conditions. Recent volatility in capital markets and the tightening of market liquidity could impact KCS’ access to capital. Further, KCS’ cost of debt can be impacted by independent rating agencies, which assign debt ratings based on certain credit measurements such as interest coverage and leverage ratios.

As of December 31, 2008, Standard & Poor’s Rating Services (“S&P”) rated the senior secured debt as BB, the senior unsecured debt as BB-, and the preferred stock as CCC+. S&P also maintained a corporate rating on KCS of B+ and gave KCS a stable outlook. Moody’s Investor Service (“Moody’s”) rated the senior secured debt as Ba2, the senior unsecured debt of KCSR as B2, the senior unsecured debt of KCSM as B1, and the preferred stock as B3. Moody’s also maintained a corporate rating of B1 and its outlook remains stable.

Long Term Debt and Credit Facility Activity.

KCSR Debt.

On May 8, 2008, pursuant to an offer to purchase, KCSR commenced a cash tender offer and consent solicitation for any and all outstanding $200.0 million of 9 1/2% Senior Notes. KCSR received consents in connection with the tender offer and consent solicitation from holders of over 99% of the 9 1/2% Senior Notes and purchased the tendered notes in accordance with the terms of the tender offer with proceeds received from the issuance of $275.0 million 8.0% of Senior Notes due June 1, 2015 (the “8.0% Senior Notes”).

On May 30, 2008, KCSR issued the 8.0% Senior Notes, which bear interest semiannually at a fixed annual rate of 8.0% and are fully and unconditionally guaranteed by KCS and certain subsidiaries of KCS who guarantee KCSR’s credit facilities (the “Note Guarantors”). The 8.0% Senior Notes and the note guarantees rank pari passu in right of payment with KCSR’s, KCS’, and the Note Guarantors’ existing and future unsecured, unsubordinated obligations. A portion of the proceeds from the issuance of the 8.0% Senior Notes was used to pay $200.0 million of the principal amount of the 9 1/2% Senior Notes and the applicable premium and expenses associated with the redemption. The remaining proceeds from the issuance were used to reduce borrowings under the KCSR revolving credit facility and for general corporate purposes. The 8.0% Senior Notes are redeemable in whole or in part prior to June 1, 2012 by paying the greater of either 101% of the principal amount or a “make whole” premium and in whole or in part, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2012 — 104%, 2013 — 102%, 2014 — 100%. In addition, KCSR may redeem up to 35% of the notes using the proceeds of one or more equity offerings completed before June 1, 2011.

On December 18, 2008, KCSR issued $190.0 million of 13.0% Senior Notes due December 15, 2013 (the “13.0% Senior Notes”), which bear interest semiannually at a fixed annual rate of 13.0% and were issued at a discount to par value, resulting in a $22.0 million discount and yield to maturity of 16.5% and are fully and unconditionally guaranteed by KCS and the Note Guarantors. The 13.0% Senior Notes and the note guarantees rank pari passu in right of payment with KCSR’s, KCS’, and the Note Guarantors’ existing and future unsecured, unsubordinated obligations. In January 2009, KCS used the net proceeds from the offering, along with other borrowings, to repurchase the 7 1/2% Senior Notes tendered under an offer to purchase. The 13.0% Senior Notes are redeemable at KCSR’s option on or after December 15, 2011 by paying the greater of either 101% of the principal amount or a “make whole” premium and in whole or in part, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2011 — 113%, 2012 — 106.5%. In addition, KCSR may redeem up to 35% of the notes using the proceeds of one or more equity offerings completed before December 15, 2010.

On January 14, 2009, pursuant to an offer to purchase, KCSR commenced a cash tender offer and consent solicitation for any and all outstanding $200.0 million KCSR 7 1/2% Senior Notes due June 15, 2009. As of January 28, 2009, (the consent deadline) KCSR received consents in connection with the tender offer and consent solicitation from holders of over 88% of the 7 1/2% Senior Notes. On January 29, 2009, KCSR purchased the tendered notes in accordance with the terms of the tender offer with proceeds received in 2008 from the issuance of the 13.0% Senior Notes and other borrowings.

KCSM Debt.

On February 26, 2008, KCSM entered into a financing agreement with Export Development Canada (“EDC”) for an aggregate amount of $72.8 million. KCSM used the proceeds to finance 85% of the purchase price of forty new SD70ACe locomotives delivered and purchased by KCSM in late 2007 and early 2008. KCSM granted EDC a security interest in the locomotives to secure the loan. The financing agreement requires KCSM to make thirty equal semi-annual principal payments of approximately $2.4 million plus interest at an annual rate of 5.737%, with the final payment due and payable on February 28, 2023.

On September 24, 2008, KCSM entered into a financing agreement with DVB Bank AG (“DVB”). KCSM received the loan principal amount under the financing agreement of $52.2 million on September 26, 2008. KCSM used the proceeds to finance approximately 80% of the purchase price of twenty-nine ES44AC locomotives delivered and purchased by KCSM in June 2008. KCSM granted DVB a security interest in the locomotives to secure the loan. The financing agreement requires KCSM to make sixty equal quarterly principal payments plus interest at an annual rate of 6.195%, with the final payment due and payable on September 29, 2023.

Cash Flow Information and Contractual Obligations.

Summary cash flow data follows (in millions):

	2008	2007	2006

Cash flows provided by (used for):
Operating activities	$455.7	$381.5	$267.5
Investing activities	(580.7)	(380.5)	(166.0)
Financing activities	299.4	(24.5)	(53.6)

Net increase (decrease) in cash and cash equivalents	174.4	(23.5)	47.9
Cash and cash equivalents beginning of year	55.5	79.0	31.1

Cash and cash equivalents end of year	$229.9	$55.5	$79.0

During 2008, the consolidated cash position increased $174.4 million due to improved operating performance, net proceeds from the issuance of the 8.0% Senior Notes and the 13.0% Senior Notes, and loan proceeds received from financing locomotives, which were partially offset by a higher level of capital expenditures and redemption of the 9 1/2% Senior Notes. During 2007, the consolidated cash position decreased $23.5 million due to capital expenditures and the payment of preferred stock dividends in arrears, partially offset by increased operating income. Included in the 2007 capital expenditure amount is approximately $118.0 million for locomotives purchased through December 2007, of which the Company financed approximately $72.8 million in the first quarter of 2008.

KCS’ cash flow from operations has historically been positive and sufficient to fund operations, roadway capital expenditures, other capital improvements and debt service. External sources of cash (principally bank debt, public debt, preferred stock and leases) have been used to refinance existing indebtedness and to fund acquisitions, new investments and equipment additions.

Operating Cash Flows.  The following summarizes consolidated operating cash flow information (in millions):

	2008	2007	2006

Net income	$183.9	$153.8	$108.9
Depreciation and amortization	170.1	160.2	155.0
Deferred income taxes	63.8	66.3	41.0
Equity in undistributed earnings of unconsolidated affiliates	(18.0)	(11.4)	(7.3)
Share-based and other deferred compensation	5.5	9.0	10.2
Minority interest	0.3	0.4	0.3
Distributions from unconsolidated affiliates	18.9	4.0	4.5
Gain on sale of assets	(3.4)	(5.7)	(7.8)
Excess tax benefit from share-based compensation	(5.6)	(2.4)	(0.2)
Debt retirement costs	5.6	6.9	4.8
Changes in working capital items	45.5	8.0	(24.5)
Other, net	(10.9)	(7.6)	(17.4)

Net cash flow provided by operating activities	$455.7	$381.5	$267.5

Net operating cash flows for 2008 increased $74.2 million to $455.7 million compared to $381.5 million in 2007. The increase in operating cash flows was primarily attributable to increased net income, distributions from unconsolidated affiliates and continuous improvements in the collection of accounts receivable, partially offset by changes in other working capital items resulting mainly from the timing of certain payments and receipts. Net operating cash flows for 2007 increased $114.0 million to $381.5 million compared to $267.5 million in 2006. The increase in operating cash flows was primarily attributable to better operating performance and changes in working capital balances reflecting significant improvement in the collection of receivables and the timing of payments and other receipts.

Investing Cash Flows.  Net investing cash outflows were $580.7 million and $380.5 million during 2008 and 2007, respectively. This $200.2 million increase was due to a higher level of capital expenditures. Net investing cash outflows for 2007 increased $214.5 million as compared to 2006, which was related to increased capital expenditures, decreased property sales proceeds and proceeds from loans to equity affiliates.

Financing Cash Flows.  Financing cash inflows were derived from the issuance of long-term debt, including borrowings under the revolving credit facilities, and proceeds from the issuance of common stock under employee stock plans. Financing cash outflows were used for the repayment of debt, the payment of dividends on KCS’ preferred stock and the payment of debt costs. Financing cash flows for 2008, 2007, and 2006 were as follows:

•	Financing cash inflows for 2008 were $299.4 million, resulting primarily from the issuance of debt and the financing of locomotives purchased, partially offset by the redemption of debt. During 2008, KCSR issued $275.0 million of 8.0% Senior Notes and used a portion of the proceeds from the issuance to pay $200.0 million principal amount of the 9 1/2% Senior Notes and the applicable premium and expenses associated with the redemption. Also during 2008, KCSR issued $190.0 million principal amount of 13.0% Senior Notes at a discount and used the net proceeds and other borrowings to repurchase a portion of the 7 1/2% Senior Notes on January 29, 2009. KCSM received $125.0 million from financing a portion of its locomotives purchased in late 2007 and the first half of 2008.

•	Financing cash outflows for 2007 were $24.5 million, resulting primarily from the costs associated with refinancing debt and preferred stock dividend payments. During 2007, KCSM issued $165.0 million of 7 3/8% senior unsecured notes and used the proceeds, together with a $30.0 million new term loan, to redeem the KCSM 12 1/2% Senior Notes and pay the associated premium and expenses. KCSR entered into an amendment to the 2006 Credit Agreement for a new $75.0 million term loan facility and used the proceeds to reduce amounts outstanding under KCSR’s revolving credit facility under the 2006

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

•	Financing cash outflows for 2006 were $53.6 million, resulting primarily from the repayment of short and long term debt, including amounts related to the KCSM acquisition, and the costs associated with refinancing debt. During 2006, KCSR entered into a new $371.1 million amended and restated credit agreement and used the proceeds to repay all amounts outstanding under the previous credit agreement. KCS also borrowed a net amount of $27.5 million under the Tex-Mex RRIF loan, repaid a net amount of $2.0 million under the KCSR revolving credit facility and repaid other amounts. KCSM issued $175.0 million of 7 5/8% senior unsecured notes and used the proceeds to purchase $146.0 million of its 10 1/4% senior unsecured notes and repay $29.0 million under its term loan facility. KCSM also used cash on hand to repay all amounts outstanding under its revolving credit facility.

•	Proceeds from the sale of KCS common stock pursuant to employee stock plans were $8.6 million, $0.7 million, and $8.6 million in 2008, 2007, and 2006, respectively.

•	Payment of preferred stock cash dividends were $15.2 million, $23.3 million and $4.3 million in 2008, 2007, and 2006, respectively. Dividends of approximately $0.2 million were paid each year on the 4.0% noncumulative preferred stock; approximately $4.2 million, $15.0 million and $2.1 million of dividends were paid in 2008, 2007, and 2006, respectively, on the Series C Preferred Stock; and approximately $10.8 million, $8.1 million, and $2.0 million of dividends were paid in 2008, 2007, and 2006, respectively, on the Series D Preferred Stock. All cumulative dividends in arrears were paid February 15, 2007.

Contractual Obligations.  The following table outlines the material obligations under long-term debt, operating leases, and other contractual commitments on December 31, 2008 (in millions). Typically, payments for operating leases, other contractual obligations and interest on long-term debt are funded through operating cash flows. Principal payment obligations on long-term debt are typically refinanced by issuing new long-term debt. If operating cash flows are not sufficient, funds received from other sources, including borrowings under credit facilities and proceeds from property and other asset dispositions might also be available. These obligations are customary transactions similar to those entered into by others in the transportation industry. The Company anticipates refinancing certain parts of the long-term debt prior to maturity.

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

Long-term debt (including interest and capital lease obligations)(i)	$2,758.6	$779.1	$283.2	$1,042.9	$653.4
Operating leases	1,214.5	147.0	272.1	207.2	588.2
FIN 48 obligations	2.1	—	0.4	—	1.7
Capital expenditures obligations(ii)	495.0	116.0	247.0	132.0	—
Other contractual obligations(iii)	355.4	56.8	100.5	78.8	119.3

Net periodic cost (benefit) recognized	$4,825.6	$1,098.9	$903.2	$1,460.9	$1,362.6

(i)	Debt due within one year includes $100.0 million of revolver and $313.9 million of term loans that will reset to their final maturity dates in 2011 and 2013, respectively, upon refinancing or defeasance of the 7 1/2% Senior Notes.

(ii)	Capital expenditure obligations include minimum capital expenditures under the KCSM Concession agreement.

(iii)	Other contractual obligations include purchase commitments and certain maintenance agreements.

In the normal course of business, the Company enters into long-term contractual requirements for future goods and services needed for the operations of the business. Such commitments are not in excess of expected requirements and are not reasonably likely to result in performance penalties or payments that would have a material adverse effect on the Company’s liquidity.

The Company is party to five utilization leases covering 1,169 railcars where car hire revenue as defined in the lease agreements is shared between the lessor and the Company. The leases expire at various times through 2015. Amounts that may be due to lessors under these utilization leases vary from month to month based on car hire rental with the minimum monthly cost to the Company being zero. Accordingly, the utilization leases have been excluded from contractual obligations above.

The SCT requires KCSM to submit a five year capital expenditures plan every five years. The next five year plan will be submitted in 2012 for the years 2013 — 2017. KCSM expects to continue capital spending at current levels in future years and will continue to have capital expenditure obligations more than five years from now.

Off-Balance Sheet Arrangements.

As further described in Note 3 to the Consolidated Financial Statements in Item 8 of this Form 10-K, KCSR holds a fifty percent interest in Southern Capital. Southern Capital’s principal operations are the acquisition and leasing of equipment including locomotives, railcars and other equipment. On June 25, 2002, Southern Capital partially refinanced the outstanding balance of certain debt through the issuance of 5.7% pass through trust certificates secured by all of the locomotives and rolling stock owned by Southern Capital and rental payments payable by KCSR under the operating leases of the equipment owned by Southern Capital. As Southern Capital is a fifty percent owned joint venture accounted for under the equity method, this debt is not reflected in KCS’ Consolidated Balance Sheets which are included in Item 8 of this Form 10-K.

KCSR holds a fifty percent interest in PCRC. PCRC, as described in Note 3 to the Consolidated Financial Statements in Item 8 of this Form 10-K, was awarded a concession to reconstruct and operate the Panama Canal Railway, a 47-mile railroad that provides international container shipping companies with a railway transportation option across the Isthmus of Panama.

On November 2, 2007, PCRC completed an offering of $100 million of 7.0% Senior Secured Notes due November 2026 (the “Notes”). The Notes are senior obligations of PCRC, secured by certain assets of PCRC. KCSR has pledged its shares of PCRC as security for the Notes. The Notes are otherwise non-recourse to KCS. The Company has agreed, along with Mi-Jack Products, Inc, (“Mi-Jack”), the other 50% owner of PCRC, to each fund one-half of any debt service reserve or liquidity reserve shortfall by PCRC, (reserves which were established by PCRC in connection with the issuance of the Notes). As of December 31, 2008, the Company’s portion of this reserve shortfall was $4.7 million. The Company has issued a standby letter of credit in the amount of $4.3 million and has made a loan of $0.4 million to PCRC for deposit into the debt service reserve account. The Company is also a guarantor for approximately $0.1 million of an equipment loan and has issued six irrevocable standby letters of credit totaling approximately $4.4 million to fulfill the Company’s fifty percent guarantee of additional equipment loans at PCRC.

Capital Expenditures.

KCS has funded, and expects to continue to fund capital expenditures with funds from operating cash flows, equipment leases, and debt financing.

The following table summarizes cash capital expenditures by type for the consolidated operations for the year ended December 31, 2008, 2007, and 2006 respectively (in millions).

	2008	2007	2006

Roadway capital program	$243.8	$162.5	$100.4
Equipment	49.1	40.3	40.4
Capacity	166.0	47.4	70.7
Locomotive acquisitions	79.2	127.2	—
Information technology	16.8	12.3	15.4
Other	21.6	20.8	14.9

Total capital expenditures	$576.5	$410.5	$241.8

For 2009, internally generated cash flows, use of the revolving credit facilities as needed, as well as a potential new term loan are expected to fund cash capital expenditures, currently estimated at approximately $350 million.

Infrastructure and equipment expenses.

KCS, like other railroads, is required to maintain as well as generally self-fund all aspects of its infrastructure and equipment. Portions of roadway and equipment costs are capitalized and other portions are expensed (as components of materials and other and purchased services), as appropriate. Maintenance and capital improvement programs are in conformity with U.S. GAAP as well as with the standards recognized within the rail industry and related regulatory agencies. KCS expects to continue funding roadway and equipment expenditures from operating cash flows, equipment leases, and debt financing.

Capital Structure.

Components of the capital structure follow (in millions):

	2008	2007

Debt due within one year	$637.4	$650.9
Long-term debt	1,448.7	1,105.0

Total debt	2,086.1	1,755.9
Stockholders’ equity	1,911.5	1,726.3

Total debt plus equity	$3,997.6	$3,482.2

Shelf Registration Statements and Public Securities Offerings.

KCS has one current shelf registration statement on file with the SEC (the “Universal Shelf” — Registration No. 333-155601). The Universal Shelf was filed on November 21, 2008 in accordance with the securities offering reform rules of the SEC that allow “well-known seasoned issuers” to register an unspecified amount of different types of securities on an immediately effective Form S-3 registration statement. The Universal Shelf will expire on November 20, 2011. On December 18, 2008, the Company’s subsidiary KCSR completed the sale and issuance of $190.0 million in aggregate principal amount 13.0% Senior Notes due 2013 that were registered by means of the Universal Shelf. There remains an unspecified amount of securities available under the Universal Shelf.

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

Capitalization and Depreciation of Property and Equipment.

The Company’s capitalization policy and guidelines relate to investments in long-lived assets (i.e., provides an economic benefit for more than one year). The purpose of the capitalization policy and guidelines is to provide guidance as to what costs should be capitalized (i.e., recorded to an asset account when the expenditure is made and charged to future accounting periods through depreciation or amortization expense). The Company’s capitalization policies and guidelines establish primary units of property consistent with what is prescribed for each asset category by the Uniform System of Accounts as approved by the STB, and establishes minimum capitalization guidelines for each asset category.

KCS capitalizes all costs necessary to make a unit of property ready for its intended use which includes labor, material costs, incremental indirect project overhead costs, and interest incurred during construction. Capitalized costs include additions, replacements and betterments of property and equipment. Assets are depreciated using the mass asset group method of accounting, consistent with generally accepted accounting principles, industry standards and rules established by the STB.

KCS also capitalizes the cost of certain work that increases the utility (i.e., extends the service life, increases the capacity, improves efficiency, etc.) of a unit of property. For example, rail grinding and track surfacing are the key common practices related to track structure in the railroad industry that extend the useful life of the underlying assets and significantly improve the stability of the rail structure as well as the overall safety of rail operations.

The cost of property and equipment normally retired, less salvage value, is charged to depreciation expense over the estimated average service life of the operating assets using depreciation rates calculated during periodic depreciation rate studies. The STB approves the depreciation rates used by KCSR in the U.S. (excluding the amortization of computer software) but not for the Company’s Mexico business.

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

Depreciation for property and equipment is based upon estimates of the useful average service lives of assets as well as their net salvage value at the end of their useful average service lives. Estimation of the useful average service lives of assets that are long-lived as well as their salvage value requires significant management judgment. Accordingly, management believes that accounting estimates related to depreciation expense are critical.

In addition to the adjustment to rates as a result of the depreciation studies, certain other events could occur that would materially affect the Company’s estimates and assumptions related to depreciation. Unforeseen changes in operations or technology could substantially alter management’s assumptions regarding KCS’ ability to realize the return of its investment in operating assets and, therefore, affect the amount of depreciation expense in both current and future periods.

Because depreciation expense is a function of statistical studies made of property, plant and equipment, subsequent studies could result in different estimates of useful lives and net salvage values. If future depreciation studies yield results indicating that the assets have shorter lives as a result of obsolescence, physical condition, changes in technology or changes in net salvage values, the estimate of depreciation expense could increase. Likewise, if future studies indicate that assets have longer average service lives, the estimate of depreciation expense could decrease.

Depreciation Rate Studies.  During the year ended December 31, 2006, KCSR engaged a civil engineering firm to assist management in evaluating depreciation rates for property and equipment. The study centered on evaluating historical replacement patterns to assess future lives and indicated that KCSR was depreciating its property on average over shorter periods than the assets were actually used. The effect of this change in estimate was recorded prospectively in depreciation expense. For the year ended December 31, 2005, KCSM adopted the mass asset group depreciation method consistent with KCSR. In order to assist management with the change to the group method, KCSM engaged a civil engineering firm to conduct a study of depreciation rates for property and equipment. The study centered on evaluating historical replacement patterns to assess future lives and indicated that KCSM was depreciating its property over shorter periods than the assets were actually used. As a result, changes to depreciation were adjusted prospectively through depreciation expense. Unlike KCSR, KCSM depreciation rates are not subject to the approval of the STB and the changes to the depreciation rates, as a result of the study, were applied in 2005. Concession rights and related assets and improvements are amortized over the shorter of the determined concession life or the useful lives as determined by the KCSM depreciation study.

Depreciation and amortization expense for the year ended December 31, 2008 was $170.1 million. A 1% change in the average life of all group assets would result in a $1.1 million change to the Company’s depreciation expense.

The following table lists the major categories of property and equipment including Concession assets, and the average depreciation rate for each category as of December 31, 2008 (in millions):

		Average
		Depreciation
Major Category	Cost	Rate

Land	$159.3	N/A
Concession land rights	135.7	2.0%
Road property
Rail and other track material	1,248.4	3.1%
Ties	909.8	3.7%
Grading	692.8	1.6%
Bridges and tunnels	461.3	1.6%
Ballast	359.7	4.0%
Other(i)	620.7	1.7% to 4.9%

Total road property	4,292.7	2.9%
Equipment
Locomotives	395.8	3.5%
Freight cars	142.8	4.6%
Work equipment	27.6	5.0%
Other	30.9	10.5%

Total equipment	597.1	4.2%
Software	84.2	10.2%
Other	54.5	3.8%

Total	5,323.5
Accumulated depreciation	1,089.9

Net property and equipment	4,233.6
Construction in progress	354.3

Property and equipment, net	$4,587.9

(i)	Other reflects structures, signals, roadway machines, communications and other road assets.

Incremental Indirect Project Overhead Costs.  Incremental indirect project costs related to the construction of capital assets are captured and allocated to projects through overhead rates. KCS uses a full absorption costing methodology that is in line with SFAS 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to calculate overhead rates to capture indirect incremental project costs. These incremental costs are variable such that if there was a reduction in capital, there would generally be a reduction in these costs (e.g., fewer capital projects would generally result in fewer number of employees as well as other related incremental costs). Annually, KCS performs a study of the self construction process and all supporting activities to update its overhead rates.

Capitalized Interest.  In accordance with SFAS No. 34, “Capitalization of Interest Costs,” KCS capitalizes interest incurred in connection with the construction of capital projects that provide increased capacity to its rail infrastructure.

Asset Retirement Obligations.  FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” was issued in 2005, which interpreted the application of SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires the recognition of a liability for legal obligations to perform an asset retirement activity in which the timing and (or) method of the settlement are conditional on a future event. KCS has recognized asset retirement obligations for contractual obligations related to leased rail cars, fuel storage tanks, and the tie treatment facility. The Company evaluates changes in laws and contractual obligations that may arise to determine any impact on potential future obligations. As of December 31, 2008, the Company has recorded liabilities of $4.2 million related to asset retirement obligations.

Provision for Environmental Remediation.

As further described in Note 12 to the Consolidated Financial Statements in Item 8 of this Form 10-K, the Company’s operations are subject to extensive federal, state and local environmental laws and regulations in the U.S. and Mexico. KCS conducts studies, as well as site surveys, to determine the extent of environmental remediation necessary to clean up a site. These studies incorporate the analysis of internal and external environmental engineering staff and consultation with internal and external legal counsel. From these studies and surveys, a range of estimates of the costs involved is derived. These cost estimates are based on forecasts of the total future direct costs related to environmental remediation and change periodically as additional or better information becomes available as to the extent of site remediation required, if any. KCS accrues for the cost of remediation where the obligation is probable and such costs can be reasonably estimated.

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

Environmental remediation expense was $6.1 million and $7.4 million for the years ended December 31, 2008, and 2007, respectively and was included in casualties and insurance expense on the consolidated statements of income. Additionally, as of December 31, 2008, KCS had a liability for environmental remediation of $6.4 million. KCS’ environmental liabilities are not discounted. This amount was derived from a range of reasonable estimates based upon the studies and site surveys described above and in accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies” (“SFAS 5”). For purposes of earnings sensitivity analysis, if the December 31, 2008 environmental reserve was adjusted (increased or decreased) by 10%, environmental expense would change by $0.6 million.

Provision for Casualty Claims.

Due to the nature of railroad operations, claims related to personal injuries and third party liabilities resulting from crossing collisions and derailments, as well as claims related to personal property damage and other casualties is a substantial expense to KCS. Claims are estimated and recorded for known reported occurrences as well as for incurred but not reported (“IBNR”) occurrences. Consistent with general practices within the railroad industry, the estimated liability for these casualty expenses is actuarially determined on an undiscounted basis. In estimating the liability for casualty claims, KCS bases the estimate on an updated study of casualty reserves, which calculates an estimate using historical experience and estimates of claim costs as well as numerous assumptions regarding factors relevant to the derivation of an estimate of future claim costs.

Personal injury and other casualty claims are subject to a significant degree of uncertainty, especially estimates related to incurred but not reported personal injuries for which a party has yet to assert a claim. In deriving an estimate of the provision for casualty claims, management must make assumptions related to substantially uncertain matters (injury severity, claimant age and legal jurisdiction). Changes in the assumptions used for actuarial studies could have a material effect on the estimate of the provision for casualty claims. The most sensitive assumptions for personal injury accruals are the expected average cost per claim and the projected frequency rates for the number of claims that will ultimately result in payment. Management believes that the accounting estimate related to the liability for personal injuries and other casualty claims is critical to KCS’ results of operations. See also Note 12 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Based on the methods described above and information available as of December 31, 2008, the liability for personal injury casualty claims was $90.7 million. A 5% increase or decrease in either the expected average cost per claim or the frequency rate for claims with payments would result in an approximate $4.5 million increase or decrease in the Company’s recorded personal injury reserves.

For the years ended December 31, 2008 and 2007, casualty expense equaled $55.8 million and $55.0 million, respectively, and was included in casualties and insurance expense in the consolidated statements of income.

Provision for Income Taxes.

Deferred income taxes represent a substantial liability of the Company. For financial reporting purposes, management determines the current tax liability, as well as deferred tax assets and liabilities, in accordance with the liability method of accounting for income taxes as specified in Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes.” The provision for income taxes is the sum of income taxes both currently payable and deferred into the future. Currently payable income taxes represent the liability related to the Company’s U.S., state and Mexican income tax returns for the current year and anticipated tax payments resulting from income tax audits while the net deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities as reported on the balance sheet. The changes in deferred tax assets and liabilities are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes as measured using the enacted tax rates that management estimates will be in effect when these differences reverse. The tax provision for Mexico has additional complications such as the impacts of inflation as well as the exchange rate, both of which can have a significant impact on the calculation. In addition to estimating the future tax rates applicable to the reversal of tax differences, management must also make certain assumptions regarding whether tax differences are permanent or temporary. If the differences are temporary, management must estimate the timing of their reversal, and whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets of the Company. Accordingly, management believes that the estimates related to the provision for income taxes are critical to the Company’s results of operations.

For the year ended December 31, 2008, income tax expense totaled $64.5 million. For every 1% change in the 2008 effective rate, income tax expense would have changed by $2.5 million. For an increase of 1% in the Mexican inflation rate the tax expense would decrease by approximately $3.1 million. If the exchange rate used at the end of 2008 increased by $0.10 from $13.5 Mexican pesos per U.S. dollar to $13.6 pesos per dollar, the tax expense would have decreased by approximately $1.5 million.

OTHER MATTERS

Litigation.  The Company is a party to various legal proceedings and administrative actions, all of which are of an ordinary, routine nature and incidental to its operations. Included in these proceedings are various tort claims brought by current and former employees for job related injuries and by third parties for injuries related to railroad operations. KCS aggressively defends these matters and has established liability reserves that management believes are adequate to cover expected costs. Although it is not possible to predict the outcome of any legal proceeding, in the opinion of the Company’s management, other than those proceedings described in Note 12 to the Consolidated Financial Statements in Item 8 of this Form 10-K, such proceedings and actions should not, individually, or in the aggregate, have a material adverse effect on the Company’s financial condition.

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

KCS utilizes various financial instruments that have certain inherent market risks, but these instruments have not been entered into for trading purposes. The following information, together with information included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13 to the Consolidated Financial Statements in Item 8 of this Form 10-K, describe the key aspects of certain financial instruments that have market risk to KCS.

Interest Rate Sensitivity.  Floating-rate indebtedness totaled $443.9 million and $487.1 million at December 31, 2008 and 2007, respectively. Two credit agreements, each comprised of a revolving credit facility and term loan facilities, contain variable rate debt which accrues interest based on target interest indexes (London Interbank Offered Rate — “LIBOR” or an alternative base rate) plus an applicable spread, as set forth in each credit agreement. The Company has an aggregate notional amount of $250.0 million of interest rate hedges at December 31, 2008, which effectively convert interest payments from variable rates to fixed rates. Given the balance of $193.9 million at December 31, 2008 of variable rate debt net of interest rate hedges, KCS is sensitive to fluctuations in interest rates. For example, a hypothetical 100 basis points increase in each of the respective target interest indexes would result in additional interest expense of $1.9 million on an annualized basis for the net floating-rate instruments issued by the Company as of December 31, 2008.

Based upon the borrowing rates available to KCS and its subsidiaries for indebtedness with similar terms and average maturities, the fair value of debt was approximately $1,911.5 million and $1,771.8 million at December 31, 2008 and 2007, respectively, compared with a carrying value of $2,086.1 million and $1,755.9 million at December 31, 2008 and 2007, respectively.

Commodity Price Sensitivity.  As described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters — Derivative Instruments” of this Form 10-K, KCS periodically participates in diesel fuel purchase commitment and swap transactions. At December 31, 2008, KCS did not have any outstanding fuel swap agreements. The Company also holds fuel inventories for use in operations. These inventories are not material to KCS’ overall financial position. Fuel costs are expected to mirror market conditions in 2009, however, fuel cost are unpredictable and subject to a variety of factors outside the Company’s control. KCS also cushions the impact of increased fuel costs through fuel surcharge revenues from customers. Assuming annual consumption of 130 million gallons, a 10 cent change in the price per gallon of fuel would cause a $13.0 million change in operating expenses.

Foreign Exchange Sensitivity.  KCSM uses the dollar as its functional currency. Earnings from KCSM included in the Company’s results of operations reflect revaluation gains and losses that KCSM records in the process of translating certain transactions from pesos to dollars. Therefore, the Company has exposure to fluctuations in the value of the peso. KCSM evaluates the use of foreign currency instruments to hedge KCS’ dollar investment in KCSM as market conditions and exchange rates fluctuate. For example, a hypothetical 10% increase in the U.S. dollar to the Mexican peso exchange rate on net peso denominated monetary assets of Ps.728.1 million would result in a translation loss of approximately $4.9 million and a 10% decrease in the exchange rate would result in a translation gain of approximately $6.0 million.

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

Under the supervision and participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (commonly referred to as the COSO framework). Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008, based on the criteria outlined in the COSO framework.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report, which immediately follows this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Kansas City Southern:

We have audited Kansas City Southern’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Kansas City Southern maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kansas City Southern as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 13, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Kansas City, Missouri
February 13, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Kansas City Southern:

We have audited the accompanying consolidated balance sheets of Kansas City Southern and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kansas City Southern and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kansas City Southern’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 13, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in note 8 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007.

/s/  KPMG LLP

Kansas City, Missouri
February 13, 2009

Kansas City Southern and Subsidiaries

Consolidated Statements of Income
Years Ended December 31

	2008	2007	2006
	In millions, except share
	and per share amounts

Revenues	$1,852.1	$1,742.8	$1,659.7

Operating expenses:
Compensation and benefits	374.6	394.1	393.6
Purchased services	198.9	184.7	204.7
Fuel	324.8	270.8	253.6
Equipment costs	182.5	182.4	179.7
Depreciation and amortization	170.1	160.2	155.0
Casualties and insurance	74.7	71.0	53.4
Materials and other	136.3	117.2	115.4

Total operating expenses	1,461.9	1,380.4	1,355.4

Operating income	390.2	362.4	304.3
Equity in net earnings of unconsolidated affiliates	18.0	11.4	7.3
Interest expense	(138.9)	(156.7)	(167.2)
Debt retirement costs	(5.6)	(6.9)	(4.8)
Foreign exchange loss	(21.0)	(0.9)	(3.7)
Other income	6.0	12.0	18.7

Income before income taxes and minority interest	248.7	221.3	154.6
Income tax expense	64.5	67.1	45.4

Income before minority interest	184.2	154.2	109.2
Minority interest	0.3	0.4	0.3

Net income	183.9	153.8	108.9
Preferred stock dividends	15.2	19.8	19.5

Net income available to common shareholders	$168.7	$134.0	$89.4

Earnings per share:
Basic earnings per share	$2.02	$1.77	$1.20

Diluted earnings per share	$1.86	$1.57	$1.08

Average shares outstanding (in thousands):
Basic	83,674	75,832	74,593
Potential dilutive common shares	14,928	21,784	17,793

Diluted	98,602	97,616	92,386

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries

Consolidated Balance Sheets
December 31

	2008	2007
	In millions, except
	share amounts

ASSETS
Current assets:
Cash and cash equivalents	$229.9	$55.5
Accounts receivable, net	167.3	243.4
Restricted funds	34.0	11.5
Materials and supplies	96.3	90.3
Deferred income taxes	62.8	177.8
Other current assets	100.4	67.2

Total current assets	690.7	645.7
Investments	60.5	79.3
Property and equipment, net of accumulated depreciation of $903.4 million and $871.9 million at December 31, 2008 and 2007, respectively	3,405.8	2,917.8
Concession assets, net of accumulated amortization of $186.5 million and $129.2 million at December 31, 2008 and 2007, respectively	1,182.1	1,215.5
Deferred income taxes	36.4	—
Other assets	67.2	69.9

Total assets	$5,442.7	$4,928.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt due within one year	$637.4	$650.9
Accounts payable and accrued liabilities	458.9	447.8

Total current liabilities	1,096.3	1,098.7

Other liabilities
Long-term debt	1,448.7	1,105.0
Deferred income taxes	492.4	499.1
Other noncurrent liabilities and deferred credits	220.1	256.1

Total other liabilities	2,161.2	1,860.2

Minority interest	273.7	243.0
Commitments and contingencies	—	—
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding	6.1	6.1
Series C — redeemable cumulative convertible perpetual preferred stock, $1 par, 4.25%, 400,000 shares authorized, 400,000 shares issued and outstanding with a liquidation preference of $200.0 million at December 31, 2007	—	0.4
Series D — cumulative convertible perpetual preferred stock, $1 par, 5.125%, 210,000 shares authorized and issued, 209,995 and 210,000 shares outstanding with a liquidation preference of $210.0 million at December 31, 2008 and December 31, 2007, respectively	0.2	0.2
$.01 par, common stock, 400,000,000 shares authorized; 106,252,860 and 92,863,585 shares issued at December 31, 2008 and 2007, respectively; 91,463,762 and 76,975,507 shares outstanding at December 31, 2008 and 2007, respectively	0.9	0.8
Paid in capital	572.3	549.5
Retained earnings	1,337.6	1,168.9
Accumulated other comprehensive income (loss)	(5.6)	0.4

Total stockholders’ equity	1,911.5	1,726.3

Total liabilities and stockholders’ equity	$5,442.7	$4,928.2

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31

	2008	2007	2006
	(In millions)

Operating activities:
Net income	$183.9	$153.8	$108.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	170.1	160.2	155.0
Deferred income taxes	63.8	66.3	41.0
Equity in undistributed earnings of unconsolidated affiliates	(18.0)	(11.4)	(7.3)
Share-based and other deferred compensation	5.5	9.0	10.2
Minority interest	0.3	0.4	0.3
Distributions from unconsolidated affiliates	18.9	4.0	4.5
Gain on sale of assets	(3.4)	(5.7)	(7.8)
Excess tax benefit from share-based compensation	(5.6)	(2.4)	(0.2)
Debt retirement costs	5.6	6.9	4.8
Changes in working capital items:
Accounts receivable	76.1	90.9	(18.6)
Materials and supplies	(6.0)	(17.8)	0.4
Other current assets	(35.7)	34.2	(50.9)
Accounts payable and accrued liabilities	11.1	(99.3)	44.6
Other, net	(10.9)	(7.6)	(17.4)

Net cash provided by operating activities	455.7	381.5	267.5

Investing activities:
Capital expenditures	(576.5)	(410.5)	(241.8)
Proceeds from disposal of property	20.9	16.6	30.0
Contribution from NS for MSLLC (net of change in restricted contribution)	18.5	129.1	76.5
Property investments in MSLLC	(30.4)	(118.0)	(37.8)
Proceeds and repayments from loans to equity affiliates	—	14.4	(1.1)
Other, net	(13.2)	(12.1)	8.2

Net cash used for investing activities	(580.7)	(380.5)	(166.0)

Financing activities:
Proceeds from issuance of long-term debt	580.1	326.6	460.4
Repayment of long-term debt	(262.8)	(311.3)	(502.6)
Debt costs	(16.9)	(19.6)	(15.9)
Proceeds from stock plans	8.6	0.7	8.6
Excess tax benefit from share-based compensation	5.6	2.4	0.2
Dividends paid	(15.2)	(23.3)	(4.3)

Net cash provided by (used for) financing activities	299.4	(24.5)	(53.6)

Cash and cash equivalents:
Net increase (decrease) during each year	174.4	(23.5)	47.9
At beginning of year	55.5	79.0	31.1

At end of year	$229.9	$55.5	$79.0

Supplemental cash flow information:
Cash payments (refunds):
Interest paid, net of amounts capitalized	$136.8	$141.5	$163.5
Income tax payments (refunds)	1.5	0.7	(0.4)

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

		$1 Par Cumulative					Accumulated
	$25 Par	Preferred Stock		$.01 Par			Other
	Preferred	Series C	Series D	Common	Paid in	Retained	Comprehensive
	Stock	4.25%	5.125%	Stock	Capital	Earnings	Income (Loss)	Total
	(In millions)

Balance at December 31, 2005	$6.1	$0.4	$0.2	$0.7	$473.1	$946.1	$(0.4)	$1,426.2

Comprehensive income:
Net income						108.9		108.9
Amortization of interest rate swaps							0.4	0.4

Comprehensive income	—	—	—	—	—	108.9	0.4	109.3
Dividends on $25 par preferred stock ($1.00/share)						(0.2)		(0.2)
Dividends on series C cumulative preferred stock ($5.31/share)						(2.1)		(2.1)
Dividends on series D cumulative preferred stock ($9.40/share)						(2.0)		(2.0)
Stock issued for repayment of debt					35.0			35.0
Options exercised and stock subscribed					8.6			8.6
Tax benefit from share-based compensation					2.0			2.0
Share-based compensation					4.3			4.3
Adjustment to adopt FASB Statement No. 158, net of tax of $0.8 million							1.3	1.3

Balance at December 31, 2006	6.1	0.4	0.2	0.7	523.0	1,050.7	1.3	1,582.4

Comprehensive income:
Net income						153.8		153.8
Prior service cost and amortization, net of tax of $0.6 million							(0.9)	(0.9)

Comprehensive income	—	—	—	—	—	153.8	(0.9)	152.9
Dividends on $25 par preferred stock ($1.00/share)						(0.2)		(0.2)
Dividends on series C cumulative preferred stock ($37.53/share)						(15.0)		(15.0)
Dividends on series D cumulative preferred stock ($90.67/share)					11.0	(19.1)		(8.1)
Options exercised and stock subscribed				0.1	2.0			2.1
Tax benefit from share-based compensation					2.4			2.4
Share-based compensation					11.1			11.1
Adjustment to income tax payable upon adoption of FIN 48						(1.3)	—	(1.3)

Balance at December 31, 2007	6.1	0.4	0.2	0.8	549.5	1,168.9	0.4	1,726.3

Comprehensive income:
Net income						183.9		183.9
Change in fair value of interest rate swaps net of tax benefit of $2.3 million							(3.7)	(3.7)
Prior service cost, amortization and adjustment net of tax of $0.1 million							0.6	0.6
Cumulative translation adjustment — FTVM, net of tax of $1.1 million							(2.9)	(2.9)

Comprehensive income	—	—	—	—	—	183.9	(6.0)	177.9
Conversion of Series C cumulative convertible preferred stock		(0.4)		0.1	0.3	—		—
Dividends on $25 par preferred stock ($1.00/share)						(0.2)		(0.2)
Dividends on series C cumulative preferred stock ($10.62/share)						(4.2)		(4.2)
Dividends on series D cumulative preferred stock ($51.24/share)						(10.8)		(10.8)
Options exercised and stock subscribed					9.5			9.5
Tax benefit from share-based compensation					5.6			5.6
Share-based compensation					7.4			7.4

Balance at December 31, 2008	$6.1	$—	$0.2	$0.9	$572.3	$1,337.6	$(5.6)	$1,911.5

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

The Company is engaged primarily in the freight rail transportation business operating through a single coordinated rail network under one reportable business segment. Effective January 1, 2008, the Company realigned its segments into one reportable segment to reflect the strategic focus on the single coordinated network. Prior to January 1, 2008, the Company reported two segments. All prior period segment information has been recast to conform to the current year presentation.

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

The primary subsidiaries of the Company consist of the following:

•	The Kansas City Southern Railway Company (“KCSR”), a wholly-owned consolidated subsidiary;

•	Mexrail, Inc. (“Mexrail”), a wholly-owned consolidated subsidiary; which wholly owns The Texas Mexican Railway Company (“Tex-Mex”);

•	Meridian Speedway, LLC (“MSLLC”), a seventy-three percent owned consolidated affiliate. On December 1, 2005, KCS and KCSR entered into a transaction agreement with Norfolk Southern Corporation (“NS”) and its wholly-owned subsidiary, The Alabama Great Southern Railroad Company (“AGS”), providing for the formation of a limited liability company between the parties relating to the ownership and improvement of the KCSR rail line between Meridian, Mississippi and Shreveport, Louisiana, which is the portion of the KCSR rail line between Dallas, Texas and Meridian known as the “Meridian Speedway”;

•	Kansas City Southern de México, S.A. de C.V. (“KCSM”), is a wholly-owned subsidiary which operates under the rights granted by the Concession acquired from the Mexican government in 1997 (the “Concession”) as described below;

•	Arrendadora KCSM, S. de R.L. de C.V. (“Arrendadora”), a wholly-owned consolidated subsidiary, with KCSM holding ninety-eight percent ownership and KCSM Holdings LLC, a 100% owned KCSM subsidiary, owning the remaining two percent. It is responsible for leasing to KCSM the locomotives and freight cars acquired through the privatization of KCSM and subsequently sold to Arrendadora by KCSM.

Combined with equity investments in:

•	Panama Canal Railway Company (“PCRC”), a fifty percent owned unconsolidated affiliate which owns all of the common stock of Panarail Tourism Company (“Panarail”);

•	Southern Capital Corporation, LLC (“Southern Capital”), a fifty percent owned unconsolidated affiliate that owns and leases locomotives and other equipment.

•	Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”), a twenty-five percent owned unconsolidated affiliate that provides railroad services as well as ancillary services in the greater Mexico City area.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

KCS completed its acquisition of control of Grupo KCSM, S.A. de C.V. (“Grupo KCSM”), formerly known as Grupo Transportación Ferroviaria Mexicana, S.A. de C.V., or Grupo TFM on April 1, 2005, and Grupo KCSM became a consolidated subsidiary of KCS. On September 12, 2005, the Company and its subsidiaries, Grupo KCSM and KCSM, the Mexican holding company Grupo TMM, S.A. (“TMM”), entered into a settlement agreement with the Mexican government resolving the controversies and disputes between the companies and the Mexican government concerning the payment of a VAT refund to KCSM and the purchase of the remaining shares of KCSM owned by the Mexican government (the “Vat/Put Settlement”). As a result of this settlement, KCS wholly owns Grupo KCSM and KCSM. Grupo KCSM was merged with KCSM effective May 8, 2007.

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

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

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

Approximately 80% of KCSR employees are covered by various collective bargaining agreements. KCSR participates in industry-wide bargaining as a member of the National Carrier’s Conference Committee. A negotiating process for new, major collective bargaining agreements covering all of KCSR’s union employees had been underway since the bargaining round was initiated on November 1, 2004, which concluded in the fourth quarter of 2008. Long term settlement agreements were reached during 2007 and 2008 covering all of of KCSR’s unionized work force through January 1, 2010. There were no settlements that had a material impact on the Company’s consolidated financial statements.

KCSM union employees are covered by one labor agreement, which was signed on June 23, 1997, between KCSM and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (Mexican Railroad Union), for a term of 50 years, for the purpose of regulating the relationship between the parties and improving conditions for the union employees. Approximately 80% of KCSM employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other terms are subject to negotiation every two years. Compensation terms and other benefits have been renegotiated and KCSM finalized these terms with the union during the fourth quarter of 2008 with the exception of the KCSM retirement benefit which is still under negotiations. The union labor negotiation with the Mexican Railroad Union has not historically resulted in any strike, boycott, or other disruption in KCSM’s business operations and there were no settlements that had a material impact on the Company’s consolidated financial statements.

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

Goodwill and Other Intangible Assets.  Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. As of December 31, 2008 and 2007, the goodwill balance was $10.6 million which is included in other assets in the consolidated balance sheet. In accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and intangible assets with indefinite useful lives are not amortized, but are reviewed at least annually for impairment. An impairment loss would be recognized to the extent that the carrying amount exceeds the assets’ fair value. Intangible assets with estimable useful lives are amortized

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

on a straight-line basis over their respective useful lives. The Company performed its annual impairment review for goodwill as of September 30, 2008 and 2007, respectively, and concluded there were no impairments. SFAS 142 requires testing for impairment between annual tests if an event or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Due to the decline in the Company’s stock price in the current global economic environment, the Company performed an updated formal impairment review as of December 31, 2008 and concluded that the fair value exceeded the carrying amount and therefore there was no impairment to goodwill.

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

Accounts Receivable, net.  Accounts receivable are net of an allowance for uncollectible accounts as determined by historical experience and adjusted for economic uncertainties or known trends. Accounts are charged to the allowance when a customer enters bankruptcy, when an account has been transferred to a collection agent or submitted for legal action, or when a customer is significantly past due and all available means of collection have been exhausted. At December 31, 2008 and 2007, the allowance for doubtful accounts was $8.7 million and $9.7 million, respectively. For the year ended December 31, 2008 and 2007, accounts receivable allowance recovery was $0.5 million and $2.3 million, respectively.

Restricted Funds.  Restricted funds primarily represent contributions received from NS for MSLLC which are restricted for use by KCS. These funds are restricted until they are used by MSLLC for capital improvements on the Meridian Speedway.

Materials and Supplies.  Materials and supplies consisting of diesel fuel, items to be used in the maintenance of rolling stock and items to be used in the maintenance or construction of road property are valued at the lower of average cost or market.

Derivative Instruments.  Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, requires that derivatives be recorded on the balance sheet as either assets or liabilities measured at fair value. Changes in the fair value of derivatives are recorded

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

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

Concession Rights and Related Assets.  Costs incurred by the Company to acquire the Concession rights and related assets were capitalized and are amortized over the lesser of the Concession agreement term or the estimated useful lives of the related assets and rights acquired.

Property and Depreciation.  Property is stated at cost less accumulated depreciation. KCS capitalizes costs relating to additions and replacements of property and equipment including interest on major capacity projects during their construction, and certain incremental indirect overhead costs related to construction and improvement projects using the full absorption costing method. Depreciation for property and equipment is derived using the mass asset group method. Under the group method, numerous homogeneous assets (units) are grouped into a single depreciable category and the category is depreciated over the average service life of the aggregate units. Repairs and maintenance costs are charged to expense as incurred.

The cost of track structure, other roadway property, and equipment normally retired, less salvage value, is charged to accumulated depreciation and no gain or loss is recognized. The cost of property abnormally retired, together with accumulated depreciation thereon, is eliminated from the property accounts and the related gains or losses are reflected in net income.

KCS continuously evaluates the use of it’s investment in land. As a result, KCS frequently buys and sells land to support its strategic objectives. Land is a non-depreciable asset, and the Company’s practice is to record any gains or losses on land sales below operating income through other income.

Impairment of Long-Lived Assets.  The Company reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and if the carrying amount of an asset is evaluated and found not to be recoverable (carrying amount exceeds the undiscounted cash flows from use and disposition), then an impairment loss must be recognized. The impairment loss is measured as the excess of the carrying amount over the asset (or asset group’s) fair value. Due to the current global economic environment, the Company tested its long lived assets for impairment as of December 31, 2008 and no impairments were identified.

Fair Value of Financial Instruments.  Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”) for financial assets and liabilities measured on a recurring basis. SFAS 157 defines the fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company determines the fair values of its financial instruments based on the fair value hierarchy established in SFAS 157 which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy is broken down into three levels based upon the observability of inputs. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Company’s assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability.

Statement of Financial Accounting Standards No. 107 “Disclosures About Fair Value of Financial Instruments” requires the disclosure of the estimated fair value of financial instruments. The Company’s short term financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of the short term financial instruments approximates the fair value due to their short term nature. These financial instruments have no stated maturities or the financial instruments have short term maturities that approximate market.

The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities. The fair value of the Company’s debt was $1,911.5 million and $1,771.8 million at December 31, 2008 and 2007, respectively. The financial statement carrying value was $2,086.1 million and $1,775.9 million at December 31, 2008 and 2007, respectively.

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

KCSM Union Retirement Benefit and Other Postretirement Benefits.  The Company provides certain medical, life and other postretirement benefits to certain active employees and retirees. The Company uses actuaries to assist management in estimating liabilities and expenses for KCSM union retirement benefits and other post retirement benefits. Estimated amounts are based on current and historical information, current information and estimates regarding future events and circumstances. Significant assumptions used in the valuation of union retirement benefit and other postretirement liabilities include the discount rate, rate of increase in compensation levels and the health care cost trend rate.

KCSM Employees’ Statutory Profit Sharing.  KCSM is subject to employee statutory profit sharing requirements under Mexican law and calculates profit sharing liability as 10% of KCSM net taxable income, adjusted as prescribed by the Mexican income tax law. Deferred employees’ statutory profit sharing is accounted for in a manner similar to income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.

Share-Based Compensation.  The Company accounts for all share-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R (Revised) “Share-Based Payments” (“SFAS 123R”). Under this method, compensation expense is measured at grant date based on the then fair value of the award and is recognized over the requisite service period in which the award is earned. The Company elected to adopt SFAS 123R on a modified prospective basis requiring that all new awards and modified awards after the effective date and any unvested awards at the effective date be recognized as compensation cost ratably over the option vesting period. SFAS 123R requires forfeitures to be estimated at the time of the grant and revised, if necessary, in subsequent periods should actual forfeitures differ from those estimates.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

The Company issues treasury stock to settle share-based awards. The Company does not intend to repurchase any shares in 2009 to provide shares to issue as share-based awards; however, management continually evaluates the appropriateness of the level of shares outstanding.

Income Taxes.  Deferred income tax effects of transactions reported in different periods for financial reporting and income tax return purposes are recorded under the liability method of accounting for income taxes. This method gives consideration to the future tax consequences of the deferred income tax items and immediately recognizes changes in income tax laws upon enactment. In addition, the Company has not provided U.S. federal income taxes on the undistributed operating earnings of its foreign investments since the earnings will be invested indefinitely or the earnings will be remitted in a tax-free transaction.

The Company has recognized a deferred tax asset, net of a valuation allowance for net operating loss carryovers. The Company projects sufficient future taxable income to realize the deferred tax asset recorded less the valuation allowance. These projections take into consideration assumptions about inflation rates, currency fluctuations, future income and future capital expenditures. If assumptions or actual conditions change, the deferred tax asset, net of the valuation allowance, will be adjusted to properly reflect the expected tax benefit.

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

	2008	2007	2006

Basic shares	83,674	75,832	74,593
Additional weighted average shares attributable to:
Escrow note, $47.0 million	—	—	1,667
VAT/put settlement contingency payment, $110.0 million	—	—	1,418
Convertible preferred stock	13,882	20,389	13,389
Stock options	987	1,327	1,266
Nonvested shares	59	68	53

Diluted shares	98,602	97,616	92,386

Potentially dilutive shares excluded from the calculation (in thousands):

	2008	2007	2006

Stock options where the exercise price is greater than the average market price of common shares	64	39	—
Convertible preferred stock which are anti-dilutive	—	—	7,000

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

The following table reconciles net income available to common stockholders for purposes of basic earnings per share to net income for purposes of diluted earnings per share (in millions):

	2008	2007	2006

Net income available to common stockholders for purposes of computing basic earnings per share	$168.7	$134.0	$89.4
Effect of dividends on conversion of convertible preferred stock	14.9	19.6	8.5
Effect of interest expense on conversion of $47.0 million escrow note	—	—	1.4
Effect of interest expense on conversion of note payable to TMM for VAT/Put settlement	—	—	0.8

Net income available to common stockholders for purposes of computing diluted earnings per share	$183.6	$153.6	$100.1

New Accounting Pronouncements.

SFAS 157.  In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. Effective January 1, 2008, KCS adopted SFAS 157 prospectively for financial assets and liabilities recognized at fair value on a recurring basis. For more information on the fair value of the Company’s financial assets and liabilities, see Note 6 — “Fair Value Measurements”. In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. The Company will adopt SFAS 157 for nonfinancial assets and nonfinancial liabilities beginning January 1, 2009. The Company does not anticipate that the adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities will have a material impact on its results of operations and financial condition.

SFAS 160.  In December of 2007, the FASB issued Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling interests, previously referred to as minority interests, as a separate component of equity, not as a liability or other item outside of permanent equity and applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be recast to classify noncontrolling interests in equity, attribute net income and other comprehensive income to noncontrolling interests, and provide other disclosures required by SFAS 160. SFAS 160 is effective for the Company beginning on January 1, 2009. The Company does not anticipate that the adoption of SFAS 160 will have a material impact on its results of operations.

SFAS 161.  In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment to SFAS No. 133 (“SFAS No. 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133 to clarify how and why companies use derivative instruments. In addition, FAS 161 requires more disclosures regarding how companies account for derivative instruments and the impact derivatives have on a company’s financial statements. This statement is effective

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

for the Company beginning on January 1, 2009. The adoption of SFAS 161 will not impact the Company’s results of operations and financial condition.

Note 3.	Investments

Investments, including investments in unconsolidated affiliates, follow (in millions):

	Percentage
	Ownership at
	December 31,	Carrying Value
Company	2008	2008	2007

PCRC	50%	$6.7	$7.0
Southern Capital	50%	26.7	25.4
FTVM	25%	10.9	16.8
Other		16.2	30.1

Total		$60.5	$79.3

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

On November 2, 2007, PCRC completed an offering of $100.0 million of 7.0% Senior Secured Notes due November 2026 (the “Notes”). The Notes are senior obligations of PCRC, secured by certain assets of PCRC. In addition, the Company has pledged its shares of PCRC as security for the Notes. The Notes are otherwise non-recourse to the Company. The Company has agreed, along with Mi-Jack to each fund one-half of any debt service reserve or liquidity reserve shortfall by PCRC, (reserves which were established by PCRC in connection with the issuance of the Notes). As of December 31, 2008, the Company’s portion of this reserve shortfall was $4.7 million. The Company has issued a standby letter of credit in the amount of $4.3 million and has made a loan to PCRC of $0.4 million for deposit into the debt service reserve account.

A portion of the proceeds of the Notes was used by PCRC to repay the outstanding principal and accrued interest on the senior debt held by the International Finance Corporation (“IFC”), which was formerly guaranteed by the partners of PCRC. The repayment resulted in the release of the Company’s $13.4 million of guaranties of this debt. In addition, the Company received cash payments from PCRC totaling $26.3 million to repay the principal and accrued interest of the subordinated loans and advances made to PCRC by the Company. The remainder of the proceeds was used to repay principal and accrued interest on subordinated loans and advances made to PCRC by Mi-Jack, to fund a portion of the debt service reserve account, to fund a capital expenditure account, and to pay fees and expenses associated with the offering.

The Company is also a guarantor for approximately $0.1 million of an equipment loan and has issued six irrevocable standby letters of credit totaling approximately $4.4 million to fulfill the Company’s fifty percent guarantee of additional equipment loans at PCRC.

In December 2007, KCSM and PCRC entered into a loan agreement (the “Loan”), pursuant to which KCSM loaned PCRC $4.2 million. As of December 31, 2008 and 2007, $3.4 million and $3.8 million is

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

included in investments and $0.5 million and $0.4 million is included in other current assets, respectively. The term of the Loan is eight years and bears interest at a rate per annum equal to four hundred basis points over the British Bankers Association 90-day LIBOR Rate applicable for the quarter. PCRC will pay the principal amount in thirty-two equal quarterly payments together with any and all corresponding interest, on the last day of March, June, September, and December of each year, with the payments ending in 2015. The parties agreed that the maturity of the Loan may be extended with the prior written agreement of the parties.

In December 2007, KCSM and PCRC entered into a locomotive purchase agreement, pursuant to which KCSM agreed to sell PCRC five used SD60 locomotives for $4.2 million. PCRC made an advance payment of $4.2 million in December 2007. All of the locomotives were delivered to PCRC by March 2008.

In 2008, the Company received cash dividends of $8.0 million from PCRC. In 2007 and 2006, PCRC did not declare nor pay dividends.

Southern Capital.

In 1996, the Company and GATX Capital Corporation (“GATX”) completed a transaction for the formation and financing of a joint venture, Southern Capital. Southern Capital’s principal operations are the acquisition of locomotives, rolling stock and other equipment and the leasing thereof. The Company holds a fifty percent interest in Southern Capital, which it accounts for using the equity method of accounting.

KCSR paid Southern Capital $23.0 million, $18.6 million, and $26.5 million in 2008, 2007, and 2006, respectively, under operating leases. In connection with the formation of Southern Capital, the Company received cash that exceeded the net book value of assets contributed to the joint venture by about $44 million. Accordingly, the excess fair value over book value is being recognized as a reduction in certain lease rental expenses over the terms of such leases equal to $0.5 million, $0.2 million, and $2.7 million in 2008, 2007, and 2006, respectively. In 2007, Southern Capital paid a dividend in the form of locomotives. The Company received 42 locomotives at a fair value of $10.3 million. In 2008, 2007, and 2006, the Company received cash dividends of $3.8 million, $4.0 million, and $4.5 million, respectively, from Southern Capital.

In 2007, Southern Capital recorded a gain of $11.3 million related to a locomotive capital dividend. No such gains were recorded in 2008 or 2006. For purposes of recording its share of Southern Capital earnings, the Company has recorded its share of the gain as a reduction to the cost basis of the equipment acquired. As a result, the Company will recognize its equity in the gain over the remaining depreciable life of the locomotives as a reduction of depreciation expense.

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

In 2008, the Company received cash dividends of $7.2 million from FTVM. In 2007 and 2006, FTVM did not declare nor pay dividends.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Other Investments

During 2007, the Company invested in a financial institution cash management fund for which withdrawals have been restricted by the fund manager based on the changing liquidity of the underlying investments and to maintain the net book value and minimize potential losses to all of its investors. As a result, the Company has the ability and intent to hold the underlying securities of the fund until maturity. As of December 31, 2008, the fair value of the investment is $12.4 million which was included in investments on the consolidated balance sheet. The Company performed an assessment and recorded an impairment allowance related to the investment of $0.8 million based on various factors including the credit status of each issuer for the year ended December 31, 2008. The Company has received par value for all maturities of the underlying investments that have matured to date. As of December 31, 2007, the carrying value of the investment was $37.8 million of which $11.5 million was included in restricted funds and $26.3 million was included in investments on the consolidated balance sheet. Scheduled maturities of the remaining investments, net of allowances at December 31, 2008, are as follows: $10.8 million mature in one year, $0.1 million mature between one year and five years, $0.7 million mature between five years and ten years, and $0.8 million mature after ten years.

The Company owns 16.6% of the Kansas City Terminal Railway Company, which owns and operates 80 miles of track and operates an additional eight miles of track under trackage rights in greater Kansas City, Missouri. This investment is accounted for under the cost method of accounting and had a balance of $3.8 million as of December 31, 2008 and 2007, respectively.

Financial Information.

Financial information of unconsolidated affiliates that the Company accounted for under the equity method is presented below (in millions). Amounts, including those for KCSM, are presented under U.S. GAAP. Certain prior year amounts have been reclassified to reflect amounts from applicable audited financial statements.

	As of and for the Year Ended
	December 31, 2008
		Southern
	PCRC	Capital	FTVM

Investment in unconsolidated affiliates	$6.7	$26.7	$10.9
Equity in net assets of unconsolidated affiliates	3.3	26.7	10.9
Financial condition:
Current assets	$18.3	$2.8	$41.0
Other assets	106.2	65.2	22.4

Assets	$124.5	$68.0	$63.4

Current liabilities	$13.1	$—	$10.7
Long-term liabilities	104.7	14.5	9.2
Equity of stockholders and partners	6.7	53.5	43.5

Liabilities and equity	$124.5	$68.0	$63.4

Operating results:
Revenues	$48.0	$14.8	$64.3
Expenses	31.7	4.6	46.5

Net income	$16.3	$10.2	$17.8

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

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

fair value is recorded as goodwill. The fair values assigned to acquired assets and incurred liabilities are based on valuations prepared by independent third party appraisal firms, published market prices and management estimates.

Acquisition of Controlling Interest in Grupo KCSM.

April 1, 2005 — Acquisition Agreement.  In furtherance of the Company’s strategy for expansion into Mexico, on December 15, 2004, the Company entered into an Amended and Restated Acquisition Agreement (the “Acquisition Agreement”) with Grupo TMM, S.A.B. (“TMM”, formerly Grupo TMM, S.A.), and other parties under which KCS acquired full control of KCSM through the purchase of shares of common stock of Grupo KCSM. At the time, Grupo KCSM held an 80% interest in KCSM and all of the shares of stock with full voting rights of KCSM. The remaining 20% economic interest in KCSM was owned by the Mexican government in the form of shares with limited voting rights.

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

Settlement Agreement with TMM

On September 24, 2007, KCS entered into a Settlement Agreement (the “Agreement”) with TMM, TMM Logistics, S.A. de C.V., a subsidiary of TMM, and VEX Asesores Corporativos, S.A. de C.V. (formerly José F. Serrano International Business, S.A. de C.V.) (the “Consulting Firm”), resolving certain claims and disputes over liabilities established as part of KCS’ acquisition of KCSM (successor by merger to Grupo KCSM). Pursuant to the terms of the Agreement, KCS agreed to pay TMM $54.1 million in cash to retire two notes totaling $86.6 million which were negotiated in 2005 at the closing of KCS’ acquisition of KCSM to cover certain post-closing contingencies and tax liabilities. The parties also agreed to terminate the consulting agreement between KCS and the Consulting Firm and make the final annual payment of $3.0 million, payable on settlement. The settlement amount of $57.1 million was paid by KCS to TMM on October 1, 2007.

Note 5.	Other Balance Sheet Captions

Other Current Assets.  Other current assets included the following items at December 31 (in millions):

	2008	2007

Purchase accounting for the fair value of certain contracts	$11.3	$11.3
Deferred employees statutory profit sharing asset	12.2	16.9
Deposits	20.6	20.6
Prepaid expenses	17.1	16.1
Refundable taxes	38.9	—
Other	0.3	2.3

Other current assets, net	$100.4	$67.2

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Property and Equipment and Concession Assets.  Property and equipment, Concession assets, and related accumulated depreciation and amortization are summarized below at December 31 (in millions):

	2008	2007

Land	$159.3	$157.9
Concession land rights	135.7	133.1
Road property
Rail and other track material	1,248.4	1,096.1
Ties	909.8	782.8
Grading	692.8	669.5
Bridges and tunnels	461.3	433.4
Ballast	359.7	310.2
Other (i)	620.7	546.3

Road property total	4,292.7	3,838.3
Equipment
Locomotives	395.8	349.0
Freight cars	142.8	149.3
Work equipment	27.6	26.5
Other	30.9	24.5

Equipment total	597.1	549.3
Software	84.2	82.1
Other	54.5	64.7

Total	5,323.5	4,825.4
Accumulated depreciation and amortization	1,089.9	1,001.1

Net property and equipment	4,233.6	3,824.3
Construction in progress	354.3	309.0

Property and equipment, net	$4,587.9	$4,133.3

(i)	Other reflects structures, signals, roadway machines, communications and other road assets.

The Company capitalized $4.4 million of interest for the year ended December 31, 2008.

Depreciation of property and equipment totaled $97.2 million, $95.9 million, and $93.8 million for 2008, 2007, and 2006, respectively.

Amortization of Concession assets totaled $67.1 million, $59.5 million, and $60.4 million for 2008, 2007, and 2006, respectively.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Accounts Payable and Accrued Liabilities.  Accounts payable and accrued liabilities included the following items at December 31 (in millions):

	2008	2007

Accounts payable	$174.7	$101.1
Claim reserves	50.2	60.2
Purchase accounting for the fair value of certain contracts	6.4	8.8
Income and other taxes	23.3	13.4
Interest payable	25.4	16.7
Prepaid freight charges due to other railroads	27.1	37.0
Vacation accrual	12.6	13.3
Wages Payable	12.6	20.5
Other	126.6	176.8

Accounts Payable and Accrued liabilities	$458.9	$447.8

Note 6.	Fair Value Measurements.

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS 157. See Note 2 — “Significant Accounting Policies” for a discussion of the Company’s policies regarding this hierarchy.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 (in millions):

	Fair Value Measurements			Assets at
	Level 1	Level 2	Level 3	Fair Value

Assets:
Investments(i)	$—	$—	$12.4	$12.4
Derivative financial instruments	—	(5.7)	—	(5.7)

	$—	$(5.7)	$12.4	$6.7

(i)	Investments with Level 1 and/or Level 2 inputs are classified as a Level 3 investment in their entirety if it has at least one significant Level 3 input.

The Company determines the fair values of its derivative financial instrument positions based upon pricing models using inputs observed from actively quoted markets. Pricing models take into consideration the contract terms as well as other inputs, including forward interest rate curves. As prescribed by SFAS 157, the Company recognizes the fair value of its derivative financial instruments as a Level 2 valuation.

The Company determines the fair value of its investment in a financial institution cash management fund based upon the value of the underlying investments. Underlying investments are valued using quoted market prices, if available. If quoted market prices are not available due to an inactive market, adjustments using unobservable inputs are required to determine the fair value. Because of these unobservable inputs, the Company recognizes the fair value of its investment as a Level 3 valuation. The following table presents additional information about this investment in which the Company has utilized Level 3 inputs to determine fair value.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Changes in Level 3 assets measured at fair value on a recurring basis for the year ended December 31, 2008 (in millions):

Balance at December 31, 2007	$37.8
Total gains/(losses) (realized and unrealized)	(0.8)
Purchases, issuances and settlements	(24.6)
Transfers in and/or out of level 3	—

Balance at December 31, 2008	$12.4

Note 7.	Long-Term Debt

Indebtedness Outstanding.  Long-term debt at December 31 (in millions):

	2008	2007

KCS
Other debt obligations	$0.2	$0.2
KCSR
Revolving credit facility, variable interest rate, 2.579% at December 31, 2008, due 2009	100.0	120.0
Term loans, variable interest rate, 3.738% at December 31, 2008, due 2009	313.9	317.1
9 1/2% senior notes	—	200.0
7 1/2% senior notes, due 2009	200.0	200.0
13.0% senior notes, due 2013	168.1	—
8.0% senior notes, due 2015	275.0	—
Capital lease obligations, due serially to 2017	12.1	7.6
Other debt obligations	11.7	12.3
Tex-Mex
RRIF loan, 4.29%, due serially to 2030	46.7	48.0
KCSM
Revolving credit facility, variable interest rate, due 2011	—	20.0
Term loan, variable interest rate, 2.096% at December 31, 2008, due 2012	30.0	30.0
9 3/8% senior notes, due 2012	460.0	460.0
7 5/8% senior notes, due 2013	175.0	175.0
7 3/8% senior notes, due 2014	165.0	165.0
5.737% locomotive financing agreement	70.3	—
6.195% locomotive financing agreement	51.3	—
Capital lease obligations, due serially to 2012	6.8	0.7

Total	2,086.1	1,755.9
Less: Debt due within one year	637.4	650.9

Long-term debt	$1,448.7	$1,105.0

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

KCSR Debt.

Revolving Credit Facility and Term Loans.  On April 28, 2006, KCS, KCSR and the other subsidiary guarantors named therein entered into an amended and restated credit agreement (the “2006 Credit Agreement”), in an aggregate amount of $371.1 million with The Bank of Nova Scotia and other lenders named in the 2006 Credit Agreement. Proceeds from the 2006 Credit Agreement were used to refinance all amounts outstanding under KCSR’s previous credit agreement. The 2006 Credit Agreement initially consisted of a $125.0 million revolving credit facility with a letter of credit sublimit of $25.0 million and swing line advances of up to $15.0 million, and a $246.1 million term loan facility (the “Term Loan B Facility”). On May 31, 2007, KCSR entered into Amendment No. 1 to the 2006 Credit Agreement which provided for a new $75.0 million term loan facility (the “Term Loan C Facility”) under the 2006 Credit Agreement. Proceeds from advances under the Term Loan C Facility were used to reduce amounts outstanding under the revolving credit facility. The revolving credit facility bears interest at either LIBOR, or an alternate base rate, plus a spread based on the Company’s leverage ratio as defined in the 2006 Credit Agreement. The Term Loan B Facility bears interest at LIBOR plus 175 basis points or the alternative base rate plus 75 basis points. The Term Loan C Facility bears interest at LIBOR plus 150 basis points or the alternative base rate plus 50 basis points. The 2006 Credit Agreement contains covenants that restrict or prohibit certain actions, including, but not limited to, KCS’ ability to incur debt, create or suffer to exist liens, make prepayment of particular debt, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale-leaseback transactions. In addition, KCS must meet certain consolidated interest coverage and leverage ratios. Failure to maintain compliance with the covenants could constitute a default which could accelerate the payment of any outstanding amounts under the 2006 Credit Agreement. Borrowings under the 2006 Credit Agreement are secured by substantially all of the Company’s domestic assets and are guaranteed by the majority of its domestic subsidiaries.

The final maturity date for the revolving credit facility is April 28, 2011 and the final maturity date for the Term Loan B Facility and the Term Loan C Facility is April 28, 2013. The 2006 Credit Agreement, however, provides for an earlier termination date which is 90 days prior to the final maturity date of the outstanding KCSR 7 1/2% Senior Notes due 2009 (the “7 1/2% Senior Notes”) unless the 2006 Credit Agreement facilities are rated at least Ba3 by Moody’s Investor Service (“Moody’s”) and BB+ by Standard & Poor’s Rating Services (“S&P”) in each case, with at least stable outlooks, or prior to such date, the 7 1/2% Senior Notes have been refinanced in full, or an amount sufficient to indefeasibly repay such 7 1/2% Senior Notes has been deposited with the applicable note trustee. The final maturity date of the 7 1/2% Senior Notes is currently June 15, 2009. Based upon the aforementioned termination provision, the rating criterion of S&P has not been met, resulting in a maturity date of March 17, 2009. The Company repurchased $176.6 million of the 7 1/2% Senior Notes on January 29, 2009 and intends to purchase or defease the balance of the notes prior to March 17, 2009. The Company’s obligations outstanding under the 2006 Credit Agreement are classified as current debt. As of December 31, 2008, advances under the revolving credit facility totaled $100.0 million and the Term Loan B and Term Loan C facility balances were $240.0 million and $73.9 million, respectively. Revolver availability as of December 31, 2008 was $25.0 million.

On January 31, 2007, KCS provided written notice to the lenders under the 2006 Credit Agreement of certain representation and other defaults under the 2006 Credit Agreement arising from the potential defaults which existed under the KCSR indentures governing the KCSR 9 1/2% Senior Notes due 2008 (the “9 1/2% Senior Notes”) and 7 1/2% Senior Notes as described in the second paragraph under Senior Notes below. These defaults limited KCSR’s access to the revolving credit facility. In its notice of default, the Company also requested that the lenders waive these defaults. On February 5, 2007, the Company received a waiver of such defaults from all of the lenders under the 2006 Credit Agreement.

Senior Notes.  As of December 31, 2008 KCSR had outstanding $200.0 million of 7 1/2% Senior Notes issued in June of 2002 and due June 15, 2009, $275.0 million of 8.0% Senior Notes (the “8.0% Senior Notes”)

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

issued in May of 2008 and due June 1, 2015, and $190.0 million of 13.0% Senior Notes (the “13.0% Senior Notes”) issued in December of 2008 and due December 28, 2013. These senior unsecured notes bear interest at a fixed annual rate which is paid semi-annually. These senior notes are general unsecured obligations of KCSR but are guaranteed by KCS and certain of its domestic subsidiaries.

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

On May 8, 2008, pursuant to an offer to purchase, KCSR commenced a cash tender offer and consent solicitation for any and all outstanding $200.0 million 9 1/2% Senior Notes. KCSR received consents in connection with the tender offer and consent solicitation from holders of over 99% of the 9 1/2% Senior Notes and purchased the tendered notes in accordance with the terms of the tender offer with proceeds received from the issuance of $275.0 million of 8.0% Senior Notes.

On May 30, 2008, KCSR issued the 8.0% Senior Notes due June 1, 2015, which bear interest semiannually at a fixed annual rate of 8.0% and are fully and unconditionally guaranteed by KCS and certain subsidiaries of KCS who guarantee KCSR’s 2006 Credit Agreement (the “Note Guarantors”). The 8.0% Senior Notes and the note guarantees rank pari passu in right of payment with KCSR’s, KCS’, and the Note Guarantors’ existing and future unsecured, unsubordinated obligations. A portion of the proceeds from the issuance of the 8.0% Senior Notes was used to pay $198.7 million of the principal amount of the 9 1/2% Senior Notes and the applicable premium and expenses associated with the redemption and the remaining $1.3 million principal amount upon maturity. The remaining proceeds from the issuance were used to reduce borrowings under the KCSR revolving credit facility and for general corporate purposes. The 8.0% Senior Notes are redeemable in whole or in part prior to June 1, 2012 by paying the greater of either 101% of the principal amount or a “make whole” premium and in whole or in part, at the following redemption prices (expressed as a percentage of principal amount) plus any accrued and unpaid interest: 2012 — 104%, 2013 — 102%, 2014 — 100%. In addition, KCSR may redeem up to 35% of the notes using the proceeds of one or more equity offerings completed before June 1, 2011.

On December 18, 2008, KCSR issued the 13.0% Senior Notes due December 15, 2013, which bear interest semiannually at a fixed annual rate of 13.0% were issued at a discount to par value, resulting in a $22.0 million discount and a yield to maturity of 16.5% and are fully and unconditionally guaranteed by KCS and the Note Guarantors. The 13.0% Senior Notes and the note guarantees rank pari passu in right of payment with KCSR’s, KCS’, and the Note Guarantors’ existing and future unsecured, unsubordinated obligations. KCS used the net proceeds from the offering, along with other borrowings, to repurchase the 7 1/2% Senior Notes tendered under an offer to purchase. The notes are redeemable at KCSR’s option in whole or in part prior to December 15, 2011 by paying the greater of either 101% of the principal amount or a “make whole” premium and in whole or in part, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2011 — 113%, 2012 — 106.5%. In addition, KCSR may redeem up to 35% of the notes using the proceeds of one or more equity offerings completed before December 15, 2010.

On January 14, 2009, pursuant to an offer to purchase, KCSR commenced a cash tender offer and consent solicitation for any and all outstanding $200.0 million KCSR 7 1/2% Senior Notes due June 5, 2009. As of

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

January 28, 2009, (the consent deadline) KCSR received consents in connection with the tender offer and consent solicitation from holders of over 88% of the 7 1/2% Senior Notes. On January 29, 2009, KCSR purchased the tendered notes in accordance with the terms of the tender offer with proceeds received in 2008 from the issuance of the 13.0% Senior Notes and other borrowings.

Tex-Mex Debt.

RRIF Loan Agreement.  On June 28, 2005, Tex-Mex entered into an agreement with the Federal Railroad Administration (“FRA”) to borrow $50.0 million to be used for infrastructure improvements which are expected to increase efficiency and capacity in order to accommodate growing freight rail traffic related to the NAFTA corridor. The note bears interest at 4.29% annually and the principal balance amortizes quarterly with a final maturity of July 13, 2030. The loan was made under the Railroad Rehabilitation and Improvement Financing (“RRIF”) Program administered by the FRA. The loan is guaranteed by Mexrail, which has issued a Pledge Agreement in favor of the lender equal to the gross revenues earned by Mexrail on per-car fees on traffic crossing the International Rail Bridge in Laredo, Texas.

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

KCSM Debt.

Revolving Credit Facility and Term Loan.  On June 14, 2007, KCSM entered into a new unsecured credit agreement (the “2007 KCSM Credit Agreement”), in an aggregate amount of up to $111.0 million, consisting of a revolving credit facility of up to $81.0 million, and a term loan facility of $30.0 million with Bank of America, N.A., BBVA Bancomer, S.A., Institución de Banca Múltiple, and the other lenders named in the 2007 KCSM Credit Agreement. KCSM used the proceeds from the 2007 KCSM Credit Agreement to pay (a) all amounts outstanding under the 2005 KCSM Credit Agreement, and to pay all fees and expenses related to the refinancing of the 2005 KCSM Credit Agreement, (b) to pay all amounts outstanding in respect of KCSM’s 10 1/4% Senior Notes due 2007, (c) to refinance a portion of KCSM’s 12 1/2% Senior Notes due 2012, (d) to pay all amounts outstanding under KCSM’s Bridge Loan Agreement dated April 30, 2007, and (e) for general corporate purposes. The maturity date for the revolving credit facility is December 30, 2011, and the maturity date for the term loan facility is June 29, 2012. Loans under the 2007 KCSM Credit Agreement bear interest at LIBOR plus a spread based on KCSM’s leverage ratio as defined under the 2007 KCSM Credit Agreement. The 2007 KCSM Credit Agreement contains covenants that restrict or prohibit certain actions that are customary for these types of agreements. In addition, KCSM must meet certain consolidated interest coverage ratios, consolidated leverage ratios, and fixed charge coverage ratios. KCSM was in compliance with the 2007 KCSM Credit Agreement as of February 13, 2009 and has access to the revolving credit facility. At December 31, 2008, there were no advances under the revolving credit facility with $81.0 million remaining available under the facility.

On December 19, 2007, KCSM entered into Amendment and Waiver No. 1 to the 2007 KCSM Credit Agreement (“KCSM Amendment and Waiver No. 1”) to modify certain terms to permit the KCSM to finance the acquisition of new locomotives by incurring indebtedness on an accelerated basis as compared to the original terms contained in the 2007 KCSM Credit Agreement. The KCSM Amendment and Waiver No. 1 also waived certain prospective defaults under the 2007 KCSM Credit Agreement as of the quarter ended December 31, 2007, as a result of the acquisition of the new locomotives in the fourth quarter of 2007, in

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

order to permit the Company sufficient time to complete its financing of the new locomotives in the first quarter of 2008.

On December 19, 2008, KCSM entered into Amendment No. 2 (“KCSM Amendment No. 2”) to the 2007 KCSM Credit Agreement. KCSM Amendment No. 2 deletes the defined term “Additional Dividends” and modifies the 2007 KCSM Credit Agreement to permit the Company to declare a Restricted Payment, as defined in the 2007 Credit Agreement, during the quarter ended December 31, 2008, and pay such Restricted Payment in one or more fiscal quarters during the fiscal year ending on December 31, 2009.

On February 11, 2009, KCSM entered into Amendment No. 3 and Waiver No. 2 (“KCSM Amendment No. 3”) to the 2007 KCSM Credit Agreement. KCSM Amendment No. 3 amended Section 7.4 of the 2007 KCSM Credit Agreement to permit KCSM’s loan of $4.2 million to PCRC made on December 28, 2007. KCSM Amendment No. 3 also waived any Defaults (as defined in the 2007 KCSM Credit Agreement) or Events of Default (as defined in the 2007 KCSM Credit Agreement) resulting from KCSM’s compliance with Section 7.4 of the 2007 KCSM Credit Agreement prior to the effective date of KCSM Amendment No. 3.

9 3/8% Senior Notes.  On April 19, 2005, KCSM issued $460.0 million principal amount of 9 3/8% senior unsecured notes due May 1, 2012. The notes are redeemable at KCSM’s option in whole or in part on or after May 1, 2009, subject to certain limitations, at the following redemption prices (expressed in percentages of principal amount), plus any unpaid interest: 2009 — 104.688%, 2010 — 102.344% and thereafter — 100.000%. Subject to certain conditions, up to 35% of the principal of the notes was redeemable prior to May 1, 2008. In addition, the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount in the event of certain changes in the Mexican withholding tax rate. The 9 3/8% Senior Notes include certain covenants that restrict or prohibit certain actions.

7 5/8% Senior Notes.  On November 21, 2006, KCSM issued $175.0 million principal amount of 7 5/8% senior unsecured notes due December 1, 2013. Proceeds from the issuance were used to purchase $146.0 million of tendered 10 1/4% KCSM Senior Notes that were due in June of 2007 and repay $29.0 million of term loans under the 2005 KCSM Credit Agreement. The notes are redeemable at KCSM’s option in whole or in part on or after December 1, 2010, subject to certain limitations, at the following redemption prices (expressed in percentages of principal amount), plus any unpaid interest: 2010 — 103.813%, 2011 — 101.906% and 2012 — 100.000%. Subject to certain conditions, up to 35% of the principal of the notes is redeemable prior to December 1, 2009. In addition, the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount in the event of certain changes in the Mexican withholding tax rate. The 7 5/8% Senior Notes include certain covenants that restrict or prohibit certain actions.

7 3/8% Senior Notes.  On May 16, 2007, KCSM issued $165.0 million principal amount of 7 3/8% senior unsecured notes due June 1, 2014. KCSM used the net proceeds from the issuance of the notes, together with a $30.0 million bank term loan and available cash on hand, as necessary, to pay the principal, applicable premium and expenses associated with the redemption of KCSM’s 12 1/2% Senior Notes due 2012. The notes are redeemable at KCSM’s option, in whole but not in part, at 100% of their principal amount, plus any accrued and unpaid interest, at any time in the event of certain changes in Mexican tax law, and in whole or in part, on or after June 1, 2011, subject to certain limitations, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2011 — 103.688%, 2012 — 101.844%, and 2013 — 100.000%. The 7 3/8% Senior Notes include certain covenants that restrict or prohibit certain actions.

All of KCSM’s senior notes above are denominated in dollars and are unsecured, unsubordinated obligations, rank pari passu in right of payment with KCSM’s existing and future unsecured, unsubordinated obligations, and are senior in right of payment to KCSM’s future subordinated indebtedness.

5.737% Locomotive Financing Agreement.  On February 26, 2008, KCSM entered into a financing agreement for an aggregate amount of $72.8 million. KCSM used the proceeds to finance 85% of the purchase price of forty new SD70ACe locomotives delivered and purchased by KCSM in late 2007 and early 2008.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

KCSM granted the lender a security interest in the locomotives to secure the loan. The financing agreement requires KCSM to make thirty equal semi-annual principal payments of approximately $2.4 million plus interest at an annual rate of 5.737%, with the final payment due and payable on February 28, 2023.

6.195% Locomotive Financing Agreement.  On September 24, 2008, KCSM entered into a financing agreement with DVB Bank AG (“DVB”). KCSM received the loan principal amount under the financing agreement of $52.2 million on September 26, 2008. KCSM used the proceeds to finance approximately 80% of the purchase price of twenty-nine ES44AC locomotives delivered and purchased by KCSM in June 2008. KCSM granted DVB a security interest in the locomotives to secure the loan. The financing agreement requires KCSM to make sixty equal quarterly principal payments plus interest at an annual rate of 6.195%, with the final payment due and payable on September 29, 2023.

Both locomotive financing agreements contains representations, warranties and covenants typical of such equipment loan agreements. Events of default in the financing agreements include, but are not limited to, certain payment defaults, certain bankruptcy and liquidation proceedings and the failure to perform any covenants or agreements contained in the financing agreement. Any event of default could trigger acceleration of KCSM’s payment obligations under the terms of the financing agreements.

Other Debt Provisions.

Other Agreements, Guarantees, Provisions and Restrictions.  The Company has debt agreements customary for these types of debt instruments and for borrowers with similar credit ratings containing restrictions on subsidiary indebtedness, advances and transfers of assets, and sale and leaseback transactions, as well as requiring compliance with various financial covenants. Because of certain financial covenants contained in the debt agreements, however, maximum utilization of the Company’s available lines of credit may be restricted.

Change in Control Provisions.  Certain loan agreements and debt instruments entered into or guaranteed by the Company and its subsidiaries provide for default in the event of a specified change in control of the Company or particular subsidiaries of the Company.

Leases and Debt Maturities.

The Company leases transportation equipment, as well as office and other operating facilities, under various capital and operating leases. Rental expenses under operating leases were $137.1 million, $129.4 million, and $136.8 million for the years ended December 31, 2008, 2007, and 2006, respectively. Contingent rentals and sublease rentals were not significant. Minimum annual payments and present value thereof under existing capital leases, other debt maturities and minimum annual rental commitments under non-cancelable operating leases follow (in millions):

		Capital Leases
	Long-	Minimum		Net		Operating Leases
	Term	Lease	Less	Present	Total	Southern	Third
Years	Debt	Payments	Interest	Value	Debt	Capital	Party	Total

2009	$634.7	$4.1	$1.4	$2.7	$637.4	$21.3	$125.7	$147.0
2010	9.8	3.7	1.2	2.5	12.3	20.6	117.6	138.2
2011	9.8	3.8	1.0	2.8	12.6	19.9	114.0	133.9
2012	499.9	3.9	0.8	3.1	503.0	15.1	93.1	108.2
2013	353.0	2.0	0.6	1.4	354.4	13.3	85.7	99.0
Thereafter	560.0	7.3	0.9	6.4	566.4	82.2	506.0	588.2

Total	$2,067.2	$24.8	$5.9	$18.9	$2,086.1	$172.4	$1,042.1	$1,214.5

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

In the normal course of business, the Company enters into long-term contractual requirements for future goods and services needed for the operations of the business. Such commitments are not in excess of expected requirements and are not reasonably likely to result in performance penalties or payments that would have a material adverse effect on the Company’s liquidity.

Note 8.	Income Taxes

Current income tax expense represents the amounts expected to be reported on the Company’s income tax return, and deferred tax expense or benefit represents the change in net deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Valuation allowances are recorded as appropriate to reduce deferred tax assets to the amount considered likely to be realized.

Tax Expense.  Income tax expense (benefit) consists of the following components (in millions):

	2008	2007	2006

Current:
Federal	$0.9	$—	$4.0
State and local	(0.2)	0.8	0.4
Foreign	—	—	—

Total current	0.7	0.8	4.4

Deferred:
Federal	40.8	33.2	12.7
State and local	7.9	2.4	7.2
Foreign	15.1	30.7	21.1

Total deferred	63.8	66.3	41.0

Total income tax expense	$64.5	$67.1	$45.4

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities follow at December 31 (in millions):

	2008	2007

Liabilities:
Depreciation	$545.6	$533.5
Investments	71.0	73.0
Concession rights	152.5	199.7
Other, net	8.5	9.8

Gross deferred tax liabilities	777.6	816.0

Assets:
Loss carryovers	(284.5)	(336.3)
Book reserves not currently deductible for tax	(99.3)	(146.7)
Vacation accrual	(3.7)	(3.9)
Other, net	(19.8)	(16.7)

Gross deferred tax assets before valuation allowance	(407.3)	(503.6)
Valuation allowance on loss carryovers	22.9	8.9

Gross deferred tax assets	(384.4)	(494.7)

Net deferred tax liability	$393.2	$321.3

Tax Rates.  Differences between the Company’s effective income tax rates and the U.S. federal income tax statutory rates of 35% follow (in millions):

	2008	2007	2006

Income tax expense using the Statutory rate in effect	$87.0	$77.5	$54.1
Tax effect of:
Permanent items	3.3	2.1	1.0
State and local income tax provision, net	2.8	2.1	3.9
Tax credits	(2.5)	(2.9)	(1.8)
Uncertain tax positions	(4.3)	—	(2.8)
Difference between U.S. and foreign tax rate	(8.5)	(9.0)	(3.1)
Foreign exchange and inflation adjustments	(12.1)	7.4	12.5
Inflation on foreign loss carryforwards	(15.3)	(13.0)	(17.4)
Change in valuation allowances	14.0	—	—
Other, net	0.1	2.9	(1.0)

Income tax expense	$64.5	$67.1	$45.4

Effective tax rate	25.9%	30.3%	29.4%

Difference Attributable to Foreign Investments.  At December 31, 2008, the Company’s book basis exceeded the tax basis of its foreign investments by $755.0 million. The Company has not provided a deferred income tax liability for the income taxes, if any, which might become payable on the realization of this basis difference because the Company intends to indefinitely reinvest in foreign investments the operating earnings which gave rise to the basis differential or remit the earnings in tax-free transactions as discussed below. Moreover, the Company has no other plans to realize this basis differential by a sale of its interests in foreign investments. If the earnings were to be remitted in a taxable transaction, as of December 31, 2008, the

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Company would incur gross federal income taxes of $264.3 million which would be partially offset by foreign tax credits.

Changes in Tax Law.  On October 1, 2007 the Entrepreneurial Tax of Unique Rate (referred to by its Spanish acronym, IETU or “Flat Tax”) in Mexico was enacted. The Flat Tax law became effective on January 1, 2008 and replaced the Asset Tax law. The Flat Tax applies to a different tax base than the regular income tax and will be paid if the Flat Tax exceeds the ordinary income tax computed under existing law.

Tax Carryovers.  In prior years, the Company has generated both U.S. federal and state net operating losses. The losses are carried forward 20 years for federal and from 5 to 20 years for state. Both the federal and state loss carryovers are analyzed each year to determine the likelihood of realization. The U.S. federal loss carryover at December 31, 2008 is $76.7 million and if not used, would begin to expire in 2021. In addition, the Company has $15.8 million of tax credits consisting primarily of $13.6 million of track maintenance credits which, if not used, will begin to expire in 2025, and $1.9 million of alternative minimum tax credits which do not have an expiration period.

The state loss carryovers arise from both combined and separate tax filings from as early as 1993. The loss carryovers may expire as early as December 31, 2009 and as late as December 31, 2028. The state loss carryover at December 31, 2008 is $443.8 million, indicating a tax benefit of $18.5 million, of which it is expected that $163.3 million, producing a tax benefit of $7.1 million, will be realized.

The Mexico federal loss carryovers at December 31, 2008 are $896.2 million, of which $21.3 million will expire in 2016 and the remaining $874.9 million will expire in 2046. A deferred tax asset was recorded in prior periods for the expected future tax benefit of these losses which will be carried forward to reduce only ordinary Mexican income tax payable in future years. With the addition of the Flat Tax, the losses are not projected to completely eliminate future tax liabilities. A valuation allowance of $11.5 million was recorded in 2008 to reflect the reduced expected tax benefit to be derived from these carryovers.

The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of valuation allowances, related to loss carryovers and tax credits.

Uncertain Tax Positions.  In June 2006, the Financial Accounting Standards Board issued Interpretation Number 48 “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires the Company to recognize in the financial statements the benefit of a tax position only if the impact is more likely than not of being sustained on audit based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 were effective for the Company beginning January 1, 2007. In 2007, the Company recognized a cumulative effect of the change in accounting principle of $1.3 million recorded as a decrease to opening retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2008	2007

Balance at January 1,	$32.6	$26.3
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	0.9	7.9
Reductions for tax positions of prior years	(18.5)	(1.6)
Settlements	(12.9)	—

Balance at December 31,	$2.1	$32.6

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

The remaining $2.1 million of unrecognized tax benefits would affect the effective income tax rate if recognized and is not expected to change in the next twelve months.

Interest and penalties related to uncertain tax positions are included in income before taxes on the income statement. As a result of the IRS examination settlement, accrued interest and penalties on unrecognized tax benefits was reduced from $15.8 million to $0.1 million as of December 31, 2007 and December 31, 2008, respectively. For the year ended December 31, 2008, the Company recognized a reduction of approximately $5.6 million in interest and penalty expense. For the years ended December 31, 2007 and 2006, the Company recognized approximately $2.3 million and $4.0 million in interest and penalty expense, respectively.

The Company has effectively settled the audit of the U.S. consolidated federal income tax returns for the years 1997 through 2002. A current income tax liability has been accrued for the anticipated outcome. The U.S. federal statute of limitations has closed for years prior to 1997 and for 2003. The statute of limitations for various states has closed for years prior to 2005. Tax returns filed in Mexico through 2002 are closed to examination by the taxing authorities in Mexico. The 2003 Mexico tax return is currently under examination. The Company believes that an adequate provision has been made for any adjustment (taxes and interest) that will be assessed for all open years.

Note 9.  Stockholders’ Equity

Information regarding the Company’s capital stock at December 31 follows:

	Shares
	Authorized	Shares Issued
	2008 and 2007	2008	2007

$25 par, 4% noncumulative, preferred stock	840,000	649,736	649,736
$1 par, preferred stock	2,000,000	—	—
$1 par, series A, preferred stock	150,000	—	—
$1 par, series B convertible, preferred stock	1,000,000	—	—
$1 par, series C redeemable cumulative convertible perpetual preferred stock	400,000	—	400,000
$1 par, series D cumulative convertible perpetual preferred stock	210,000	210,000	210,000
$.01 par, common stock	400,000,000	106,252,860	92,863,585

Shares outstanding at December 31:

	2008	2007

$25 par, 4% noncumulative, preferred stock	242,170	242,170
$1 par, series C redeemable cumulative convertible perpetual preferred stock	—	400,000
$1 par, series D cumulative convertible perpetual preferred stock	209,995	210,000
$.01 par, common stock	91,463,762	76,975,507

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Treasury Stock.  Shares of common stock in Treasury and related activity follow:

	2008	2007	2006

Balance at beginning of year	15,888,078	16,943,252	17,957,035
Shares issued for preferred stock dividend	—	(378,667)	—
Shares issued to fund stock option exercises	(1,065,724)	(84,528)	(617,107)
Employee stock purchase plan shares issued	(91,326)	(116,663)	(109,644)
Nonvested shares issued	(225,873)	(563,112)	(428,143)
Nonvested shares forfeited	283,943	87,796	141,111

Balance at end of year	14,789,098	15,888,078	16,943,252

Redemption of Series C Redeemable Cumulative Convertible Perpetual Preferred Stock.  On June 12, 2008, the Company called for redemption all of the outstanding shares of its 4.25% Series C Redeemable Cumulative Convertible Perpetual Preferred Stock (the “Series C Preferred Stock”) with a redemption date of July 15, 2008 (the “Redemption Date”). The holders of the outstanding shares had the option to redeem at a redemption price of $500 per share or convert each share into 33.4728 shares of KCS common stock. Each share converted also received an appropriate number of common stock or other preferred stock purchase rights under KCS’ 2005 Rights Agreement. All 400,000 shares of Series C Preferred Stock were converted into 13,389,109 shares of common stock.

Series D Cumulative Convertible Perpetual Preferred Stock.  On December 9, 2005, KCS completed the sale and issuance of 210,000 shares of its 5.125% Series D Convertible Preferred Stock, par value $1.00 per share (“Series D Preferred Stock”). Each share of Series D Preferred Stock is convertible into 33.3333 shares of KCS common stock, subject to certain adjustments. Dividends on the Series D Preferred Stock are cumulative and payable quarterly in any combination of cash and KCS common stock, as declared by the KCS Board of Directors, at the rate of 5.125% per annum of the liquidation preference of $1,000. The Series D Preferred Stock ranks senior to the common stock and to each class or series of KCS capital stock that has terms that provide that such class or series will rank junior to the Series D Preferred Stock. On or after February 20, 2011, KCS may convert all of the Series D Preferred Stock into common stock at the then prevailing conversion rate, but only if the closing sale price of the common stock multiplied by the conversion rate then in effect equals or exceeds 130% of the liquidation preference for 20 trading days during any consecutive 30 trading day period, and if KCS has paid all accumulated and unpaid dividends on the dividend payment date immediately preceding the forced conversion date.

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

Dividend Restrictions.  Following completion of the preparation of the 2005 financial statements of KCS, the Company determined that its Consolidated Coverage Ratio (as defined in the indentures for KCSR’s 7 1/2% senior notes and 9 1/2% senior notes) was less than 2.0:1. As a result, pursuant to the terms of each KCSR indenture, the Company was unable to pay cash dividends on its Series C Preferred Stock and dividends in cash or shares of KCS common stock on its Series D Preferred Stock. The dividends accumulated until such ratio increased to at least 2.0:1. On January 12, 2007, KCS declared a dividend on the Series C Preferred Stock and Series D Preferred Stock for all outstanding arrear dividends. As of December 31, 2008 and 2007, KCS is current with respect to its Preferred Stock dividend payments.

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

The Rights Plan has certain anti-takeover provisions that may cause substantial dilution to a person or group that attempts to acquire the Company without the approval of the Board of Directors. The Rights Plan will not interfere with any offer for all of the outstanding common stock that has the approval of the Independent Directors. The rights will become exercisable after a non-approved person or group has acquired, or a tender offer is made for, 15% or more of the common stock of the Company (13% or more in the case of certain acquisitions by “Adverse Persons”). Right holders (other than the acquiring person or group) may then exercise their rights at the then current purchase price, and receive the number of shares of Preferred Stock (or in certain circumstances, common stock) having a market value of two times the purchase price of the rights. Additionally, if the Company is thereafter merged into another entity, or if more than 50% of the Company’s consolidated assets or earning power is sold or transferred, holders of the rights may exercise their rights at the then current purchase price and receive common stock of the acquirer equal to two times the purchase price of the rights. KCS may redeem the rights for $0.0025 per right until a triggering acquisition. The rights expire October 11, 2010.

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

The Company and certain of its subsidiaries have established trusts to provide for the funding of corporate commitments and entitlements of officers, directors, employees and others in the event of a specified change in control of the Company or subsidiary. Assets held in such trusts on December 31, 2008 and 2007, were not material. Depending upon the circumstances at the time of any such change in control, the most significant factor of which would be the highest price paid for KCS common stock by a party seeking to control the Company, funding of the Company’s trusts could be substantial.

Note 10.	Share-Based Compensation

On October 7, 2008, the Company’s stockholders approved the Kansas City Southern 2008 Stock Option and Performance Award Plan (the “2008 Plan”). The 2008 plan became effective on October 14, 2008 and replaces the Kansas City Southern 1991 Amended and Restated Stock Option and Performance Award Plan (the “1991 Plan”). The 2008 Plan provides for the granting of up to 2.3 million shares of the Company’s common stock to eligible persons as defined in the 2008 Plan. Outstanding equity awards granted under the 1991 Plan and the 2008 Plan (the “Plans”) are to be governed by the terms and conditions of each individual plan and the related award agreements.

Stock Option Plan.  Options will be granted under the 2008 Plan at 100% of the closing market price of the Company’s stock on the date of grant. Under the 1991, options were granted at 100% of the average market price of the Company’s stock on the date of grant. Options generally have a 5 year cliff vesting period and are exercisable over the 10 year contractual term, except that options outstanding with limited rights (“LRs”) or limited stock appreciation rights (“LSARs”), become immediately exercisable upon certain defined circumstances constituting a change in control of the Company. The Plans include provisions for stock appreciation rights, LRs and LSARs. All outstanding options include LSARs, except for options granted to

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

non-employee Directors prior to 1999. The grant date fair value, less estimated forfeitures, is recorded to expense on a straight-line basis over the vesting period.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used were as follows:

	2008	2007	2006

Expected dividend yield	0%	0%	0%
Expected volatility	32.28%	34.17%	37.84%
Risk-free interest rate	3.29%	4.70%	4.96%
Expected term (years)	7.50	7.50	6.83
Weighted-average grant date fair value of stock options granted	$18.33	$16.04	$12.62

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

The following table summarizes combined activity under the Plans:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Shares	per Share	Term	Value
			In years	In millions

Options outstanding at December 31, 2005	3,707,393	$9.11
Granted	90,800	26.03
Exercised	(627,907)	10.83
Forfeited or expired	(229,954)	12.77

Options outstanding at December 31, 2006	2,940,332	8.98
Granted	32,500	33.78
Exercised	(95,907)	6.14
Forfeited or expired	(19,162)	20.95

Options outstanding at December 31, 2007	2,857,763	9.28
Granted	15,380	43.15
Exercised	(1,094,184)	7.79
Forfeited or expired	(91,344)	17.99

Options outstanding at December 31, 2008	1,687,615	$10.08	2.90	$15.1

Vested and expected to vest at December 31, 2008	1,681,100	$10.00	2.88	$15.2

Exercisable at December 31, 2008	1,588,735	$8.80	2.58	$16.3

Compensation expense of $0.1 million, $0.7 million, and $0.6 million was recognized for stock option awards for the years ended December 31, 2008, 2007, and 2006, respectively. The total income tax benefit recognized in the income statement for stock options was less than $0.1 million, $0.3 million, and $0.2 million, for the years ended December 31, 2008, 2007, and 2006, respectively.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Additional information regarding stock option exercises appears in the table below (in millions):

	2008	2007	2006

Aggregate grant-date fair value of stock options vested	$1.2	$0.5	$0.7
Intrinsic value of stock options exercised	12.3	2.7	11.4
Cash received from option exercises	8.3	0.6	6.7

As of December 31, 2008, $0.7 million of unrecognized compensation cost relating to nonvested stock options is expected to be recognized over a weighted-average period of 1.79 years. At December 31, 2008, there were 2,280,127 shares available for future grants under the 2008 Plan.

Nonvested Stock.  The Plans provide for the granting of nonvested stock awards to officers and other designated employees. The grant date fair value is based on the average market price of the stock (under the 1991 Plan) or the closing market price (under the 2008 Plan) on the date of the grant. These awards are subject to forfeiture if employment terminates during the vesting period, which is generally five year cliff vesting for employees and one year for directors. The grant date fair value of nonvested shares, less estimated forfeitures, is recorded to compensation expense on a straight-line basis over the vesting period.

A combined summary of nonvested stock activity is as follows:

		Weighted-
		Average Grant	Aggregate
	Number of	Date	Intrinsic
	Shares	Fair Value	Value
			In millions

Nonvested stock at December 31, 2005	392,151	$20.57
Granted	421,002	25.73
Vested	(58,469)	20.17
Forfeited	(141,111)	22.33

Nonvested stock at December 31, 2006	613,573	23.74
Granted	570,464	33.26
Vested	(81,613)	24.86
Forfeited	(87,796)	26.05

Nonvested stock at December 31, 2007	1,014,628	28.80
Granted	232,551	37.95
Vested	(134,979)	30.50
Forfeited	(283,943)	26.91

Nonvested stock at December 31, 2008	828,257	$31.74	$15.8

Compensation cost on nonvested stock was $5.1 million, $6.7 million, and $3.1 million, for the years ended December 31, 2008, 2007, and 2006 respectively. The total income tax benefit recognized in the income statement for nonvested stock awards was $1.9 million and $2.5 million and $1.1 million for the years ended December 31, 2008, 2007, and 2006 respectively.

As of December 31, 2008, $13.4 million of unrecognized compensation costs related to nonvested stock is expected to be recognized over a weighted — average period of 1.45 years. The fair value (at vest date) of shares vested during the year ended December 31, 2008, was $5.1 million.

Performance Based Awards.  During 2008 and 2007, the Company granted performance based nonvested stock awards. The awards granted establish an annual target number of shares that generally vest at the end of a three year requisite service period following the grant date. In addition to the three year service condition,

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

the number of nonvested shares to be received depends on the attainment of performance goals based on the following annual measures: operating ratio, earnings before interest, tax, depreciation and amortization (EBITDA) and return on capital employed. The number of nonvested shares ultimately earned will range from zero to 200% of the annual target award.

A summary of performance based nonvested awards activity at target is as follows:

		Weighted-Average
	Target Number of	Grant Date
	Shares*	Fair Value

Nonvested stock, at December 31, 2006	—	—
Granted	504,638	30.77
Vested	—	—
Forfeited	(27,000)	29.82

Nonvested stock, at December 31, 2007	477,638	30.82
Granted	83,229	37.82
Vested	(46,988)	30.13
Forfeited	(127,999)	29.93

Nonvested stock, at December 31, 2008	385,880	$32.71

*	The performance shares earned in 2008 and 2007 were 102,318 and 122,983 which was approximately 62% and 120% of the annual target award granted for the 2008 and 2007 performance periods, respectively. For the 2009 performance period, participants in the aggregate can earn up to a maximum of 353,838 shares.

The Company expenses the grant date fair value of the awards which are probable of being earned based on forecasted annual performance goals over the three year performance period. Compensation expense on performance based awards was $1.5 million and $3.1 million for the years ended December 31, 2008 and 2007, respectively. Total income tax benefit recognized in the income statement for performance based awards was $0.5 million and $1.1 million for the years ended December 31, 2008 and 2007, respectively.

As of December 31, 2008, $1.3 million of unrecognized compensation cost related to performance based awards is expected to be recognized over a weighted-average period of 0.6 years. The unrecognized compensation cost includes only the amount determined to be probable of being earned based upon the attainment of the annual performance goals. The fair value (at vest date) of shares vested for the year ended December 31, 2008 was $1.4 million.

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

For offerings under the Twentieth, Nineteenth, and Eighteenth Offerings, the purchase prices for shares was equal to 90% of the average market price on either the exercise date or the offering date, whichever is lower. Under SFAS 123R, both the 10% discount in grant price and the 90% share option are valued to derive the award’s fair value. The awards vest and the expense is recognized ratably over one year.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes activity related to the various ESPP offerings:

	Offering Date			Exercise Date			Received
		Purchase	Shares	Date	Purchase	Shares	from
	Date	Price	Subscribed	Issued	Price	Issued	Employees(i)
							In millions

	October 31,
Twentieth offering	2008	$26.78	103,876	—	$—	—	$—
	October 31,			February 5,
Nineteenth offering	2007	34.69	83,461	2009	16.79	71,830	1.2
	October 31,			January 24,
Eighteenth offering	2006	25.97	101,737	2008	25.97	89,739	2.3

(i)	Represents amounts received from employees through payroll deductions for share purchases under applicable offering.

The fair value of the ESPP stock purchase rights is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used were as follows:

	Twentieth	Nineteenth	Eighteenth
	Offering	Offering	Offering

Expected dividends	0%	0%	0%
Expected volatility	66%	32%	32%
Risk free interest rate	1.38%	4.10%	4.99%
Expected life (years)	1	1	1
Fair value at grant date	$10.56	$9.32	$7.15

Compensation expense of $0.7 million, $0.7 million, and $0.6 million and was recognized for ESPP option awards for the years ended December 31, 2008, 2007, and 2006 respectively. At December 31, 2008, there were 3.9 million remaining shares available for future ESPP offerings.

Note 11.	Profit Sharing and Other Postretirement Benefits

Health and Welfare.  Certain U.S. employees that have met age and service requirements are eligible for life insurance coverage and medical benefits during retirement. The retiree medical plan is contributory and provides benefits to retirees, their covered dependents and beneficiaries. The plan provides for annual adjustments to retiree contributions, and also contains, depending on the coverage selected, certain deductibles, co-payments, co-insurance, and coordination with Medicare. Certain management employees also maintain their status under a collective bargaining agreement, which permits them access to post-retirement medical under the multi-employer plan described below. The life insurance plan is non-contributory and covers retirees only. The Company’s policy, in most cases, is to fund benefits payable under these plans as the obligations become due. However, certain plan assets (money market funds held in a life insurance company) exist with respect to life insurance benefits.

KCSM Union Retirement Benefit.  In the fourth quarter of 2008, the Company and the union entered into additional negotiations related to this benefit. The current calculated benefit liability is based on a statutory calculation under Mexican law which considers various factors such as the employees’ salary at the time of retirement and the number of years of credited service. In addition, the benefit includes the funding of a defined contribution benefit where individual accounts for employees who contribute a fixed percentage of their pay is matched by a certain percentage of the amount voluntarily contributed by the employee. As of the date of this filing, the Company was still negotiating with the union regarding this benefit and although the details of this benefit continue to be discussed, based on current facts, management believes that the reserve established approximates the liability for this benefit. Management believes that it is more likely that the

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

benefit liability will be reduced than the probability of a material increase in the liability associated with this post retirement benefit and has recorded its best estimate.

The Company uses December 31 as the measurement date for its retirement benefit obligations.

Net Periodic Benefit Cost, Plan Obligations and Funded Status

Components of the net cost (benefit) for these plans were as follows for the years ended December 31 (in millions):

	Health and Welfare			Mexico Retirement Benefit
	2008	2007	2006	2008	2007	2006

Service cost	$0.1	$0.1	$0.1	$1.4	$1.4	$1.7
Interest cost	0.4	0.4	0.5	1.2	0.9	1.0
Expected return on plan assets	—	—	—	—	—	—
Actuarial (gain) loss(i)	0.2	0.1	(0.7)	—	(0.5)	(2.6)
Foreign currency (gain) loss	—	—	—	(2.9)	—	—
Prior service credit(ii)	(0.3)	(0.3)	(0.3)	—	—	—

Net periodic cost (benefit) recognized	$0.4	$0.3	$(0.4)	$(0.3)	$1.8	$0.1

(i)	Net benefit costs above do not include a component for the amortization of actuarial gains or losses as the Company’s policy is to recognize such gains and losses immediately.

(ii)	During 2005, the Company revised its medical plan to exclude prescription drug coverage available under Medicare part D. This negative plan amendment generated an unrecognized prior service benefit of $2.3 million which is being amortized over the estimated remaining life of the affected participants of 9.5 years.

The following table reconciles the change in the benefit obligation, fair value of plan assets, change in the funded status, and the accrued benefit cost as of and for each of the years ended December 31 (in millions):

	Health and Welfare		Mexico Retirement Benefit
	2008	2007	2008	2007

Benefit obligation at beginning of year	$7.1	$7.2	$14.3	$12.1
Service cost	0.1	0.1	1.4	1.4
Interest cost	0.4	0.4	1.2	0.9
Actuarial (gain) loss	0.1	0.1	—	(0.5)
Foreign currency (gain) loss	—	—	(2.9)	—
Benefits paid, net of retiree contributions(i)	(0.7)	(0.7)	(0.3)	(0.9)
Prior service cost	—	—	(1.2)	1.3

Benefit obligation at end of year	7.0	7.1	12.5	14.3

Fair value of plan assets at beginning of year	0.5	0.5
Actual return on plan assets	—	0.1
Benefits paid, net of contributions(i)	(0.2)	(0.1)

Fair value of plan assets at end of year	0.3	0.5

Funded status	$(6.7)	$(6.6)	$(12.5)	$(14.3)

(i)	Benefits paid reflected in the reconciliation of the benefit obligation include both medical and life insurance benefits, whereas benefits paid reflected in the reconciliation of the funded status include only life insurance benefits. Plan assets relate only to life insurance benefits. Medical benefits are funded as obligations become due.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Assumptions

The assumptions used to determine benefit obligations and costs are selected based on current and expected market conditions. Discount rates are selected based on low risk government bonds with cash flows approximating the timing of expected benefit payments. The Mexico bond market is utilized for the KCSM retirement obligation and the U.S. bond market is utilized for the U.S. health and welfare obligation. The expected rate of return on life insurance plan assets is determined using historical and forward looking returns for similar investments over the period that the benefits are expected to be paid.

Weighted average assumptions used to determine benefit obligations were as follows for the years ended December 31:

	Health and Welfare		Mexico Retirement Benefit
	2008	2007	2008	2007

Discount rate (U.S. and Mexico)	6.00%	6.00%	8.00%	8.00%
Rate of compensation increase	n/a	n/a	4.50%	4.50%

Weighted average assumptions used to determine net benefit cost for the periods were as follows for the years ended December 31:

	Health and Welfare		Mexico Retirement Benefit
	2008	2007	2008	2007

Discount rate	6.00%	5.75%	8.00%	8.00%
Expected long-term rate of return on plan assets	3.00%	3.00%	n/a	n/a
Rate of compensation increase	n/a	n/a	4.50%	4.50%

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

	2008	2007	2006

Health care trend rate for next year	8.00%	8.00%	9.00%
Ultimate trend rate	5.00%	5.00%	5.00%
Year that rate reaches ultimate rate	2015	2014	2010

Cash Flows

The following table represents benefit payments expected to be paid, which reflect expected future service, as appropriate, for each of the next five years and the aggregate five years thereafter (in millions):

		Mexico
	Health and	Retirement
Year	Welfare	Benefit

2009	$0.8	$0.4
2010	0.8	0.4
2011	0.8	0.3
2012	0.8	0.6
2013	0.8	1.1
2014 - 2018	2.9	10.7

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Multi-Employer Plan.  Under collective bargaining agreements, KCSR participates in a multi-employer benefit plan, which provides certain post-retirement health care and life insurance benefits to eligible union employees and certain retirees. Premiums under this plan are expensed as incurred and were $3.4 million, $2.8 million, and $2.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

401(k) and Profit Sharing Plan.  The Company sponsors the KCS 401(k) and Profit Sharing Plan (the “401(k) plan”), whereby participants can choose to make contributions in the form of salary deductions pursuant to Section 401(k) of the Internal Revenue Code. The Company matches 401(k) contributions up to a maximum of 5% of compensation. For the years ended December 31, 2008, 2007 and 2006, the Company expensed $1.8 million, $1.6 million, and $1.5 million, respectively, related to the KCS 401(k) and Profit Sharing Plan.

Note 12.	Commitments and Contingencies

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

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

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

Environmental remediation expense was $6.1 million and $7.4 million for the years ended December 31, 2008 and 2007, respectively, and was included in Casualties and insurance expense on the consolidated statements of income. Additionally, as of December 31, 2008, KCS had a liability for environmental remediation of $6.4 million. This amount was derived from a range of reasonable estimates based upon the studies and site surveys described above and in accordance with SFAS 5.

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

	2008	2007

Balance at beginning of year	$90.0	$117.4
Accruals, net (includes the impact of actuarial studies)	16.0	25.1
Payments	(15.3)	(52.5)

Balance at end of year	$90.7	$90.0

The casualty claim reserve balance as of December 31, 2008 is based on an updated study of casualty reserves for data through November 30, 2008 and review of the last month’s experience. The activity for the twelve months ended December 31, 2008 primarily relates to the net settlements and the reserves for Federal Employers Liability Act (“FELA”), third-party, and occupational illness claims. The changes to the reserve in the current year compared to the prior year primarily reflect a large litigation settlement in 2007 and the current accruals related to the trend of loss experience since the date of the prior study.

Reflecting potential uncertainty surrounding the outcome of casualty claims, it is reasonably possible based on assessments that future costs to settle casualty claims may range from approximately $86 million to $95 million. While the final outcome of these claims cannot be predicted with certainty, management believes that the $90.7 million recorded is the best estimate of the Company’s future obligations for the settlement of casualty claims at December 31, 2008. The most sensitive assumptions for personal injury accruals are the expected average cost per claim and the projected frequency rates for the number of claims that will ultimately result in payment. A 5% increase or decrease in either the expected average cost per claim or the frequency

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

rate for claims with payments would result in an approximate $4.5 million increase or decrease in the Company’s recorded personal injury reserves.

Management believes that previous reserve estimates for prior claims were reasonable based on current information available. The Company is continuing its practice of accruing monthly for estimated claim costs, including any changes recommended by studies performed and evaluation of recent known trends; based on this practice, management believes all accruals are appropriately reflected.

Antitrust Lawsuit.  As of December 31, 2008, 29 putative class actions were on file against KCSR, along with the other Class I U.S. railroads (and, in some cases, the Association of American Railroads), in various Federal district courts alleging that the railroads conspired to fix fuel surcharges in violation of U.S. antitrust laws. On November 6, 2007, the Judicial Panel on Multidistrict Litigation ordered that these putative class action cases be consolidated for pretrial handling before the United States District Court for the District of Columbia, where the matters remain pending (“the Multidistrict Litigation”). All of the plaintiffs in the Multidistrict Litigation filed a Consolidated Amended Complaint on April 15, 2008. KCSR was not named as a defendant in that Consolidated Amended Complaint pursuant to an agreement with the Multidistrict Litigation plaintiffs to toll the statute of limitations, and the Multidistrict Litigation will not proceed with KCSR as a party. In any event, KCSR maintains there is no merit to the price fixing allegations asserted against the Company. If KCSR is named as a defendant in lawsuits making such claims in the future, either in the Multidistrict Litigation or otherwise, the Company intends to vigorously contest such allegations.

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

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

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

Disputes Relating to the Provision of Services to a Mexican Subsidiary of a Large U.S. Auto Manufacturer.  KCSM is involved in several disputes related to providing service to a Mexican subsidiary of a large U.S. auto manufacturer (the “Auto Manufacturer”).

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

In May 2008, the arbitrator ordered that KCSM continue providing the service in the same way and at the same rates as it had done through March 2008, and ordered the Auto Manufacturer to provide a guaranty by depositing with KCSM the difference between the rates under the agreement and KCSM’s rates. KCSM initiated a judicial proceeding seeking enforcement of the Auto Manufacturer’s obligation to provide the guaranty and on January 8, 2009, KCSM received a ruling ordering the Auto Manufacturer to deposit the amount of the guaranty with KCSM as required by the arbitrator. On February 9, 2009, the Auto Manufacturer was granted a provisional injunction to avoid making the payment, but was ordered to provide a guaranty for the amount as determined by the court. As of the date of this filing, the Company has not received the guaranty from the Auto Manufacturer as ordered by the court.

In May 2008, the SCT initiated a proceeding against KCSM, at the Auto Manufacturer’s request, alleging that KCSM impermissibly bundled international rail services and engaged in discriminatory pricing practices with respect to rail services provided by KCSM to the Auto Manufacturer. If the SCT were to determine that KCSM did engage in such actions, the SCT could impose sanctions on KCSM. On July 23, 2008, the SCT delivered notice to KCSM of new proceedings against KCSM, claiming, among other things, that KCSM refused to grant Ferromex access to certain trackage over which Ferromex alleges it has trackage rights in Coahuila on six different occasions and thus denied Ferromex the ability to provide service to the Auto Manufacturer at this location.

KCSM does not believe that these SCT proceedings will have a material adverse effect on its results of operations or financial condition. However, if KCSM is ultimately sanctioned in connection with the bundling and discriminatory pricing practices alleged by the Auto Manufacturer, any such sanction would be considered a “generic” sanction under Mexican law (i.e., sanctions applied to conduct not specifically referred to in

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

specific subsections of the Mexican railway law). If challenges against any such sanction are conclusively ruled adversely to KCSM and a sanction is effectively imposed, and if the SCT imposes other “generic” sanctions on four additional occasions over the remaining term of the Concession, KCSM could be subject to possible future SCT action seeking revocation of its Concession. Likewise, if each of the six refusals to allow Ferromex to serve the Auto Manufacturer in Coahuila were to be finally decided to warrant a separate sanction, KCSM could be subject to a future SCT action seeking revocation of its Concession. Revocation of the Concession would materially adversely affect KCSM’s results of operations and financial condition.

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

Mancera Proceeding.  In February 2006, Mancera Ernst & Young, S.C., (“Mancera”) filed a claim against KCSM seeking payment for an additional contingency fee for costs and expenses related to Mancera’s representation of KCSM in its value added tax or “VAT” claim against the Mexican government. Following litigation, KCSM was notified on February 10, 2009 that the Appeals Court of Mexico City released KCSM from any obligation for damages to Mancera but increased the amount of fees to be paid to Mancera above the contractual terms outlined in its engagement agreement with Mancera as interpreted by KCSM. KCSM intends to appeal this decision with the Federal Court and will vigorously defend the matter based on the strength of

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

the Company’s defenses. In addition, the Company believes that it has adequately reserved for its obligation and does not believe that the final resolution of this claim will have a material effect on the Company’s financial statements.

Credit Risk.  The Company continually monitors risks related to the recent downturn in the economy and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or further weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and operating results. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded reserves for uncollectability based on its best estimate at December 31, 2008.

PCRC Guarantees and Indemnities.  The Company is a guarantor for an equipment loan to PCRC of approximately $0.1 million and has issued six irrevocable standby letters of credit totaling approximately $4.4 million to fulfill the Company’s fifty percent guarantee of additional equipment loans. As discussed in Note 3, the Company agreed to fund 50% of any debt service reserve or liquidity reserve shortfall by PCRC, (reserves which were established by PCRC in connection with the issuance of the Notes). At December 31, 2008, the Company has issued a standby letter of credit in the amount of $4.3 million and has made a loan to PCRC of $0.4 million for deposit into the debt service reserve account. Additionally, KCS has pledged its shares of PCRC as security for PCRC’s 7.0% Senior Secured Notes due November 2026.

Note 13.	Derivative Instruments

The Company does not engage in the trading of derivative financial instruments. The Company’s objective for using derivative instruments is to manage fuel price risk, foreign currency fluctuations, or the variability of forecasted interest payments attributable to changes in interest rates. In general, the Company enters into derivative transactions in limited situations based on management’s assessment of current market conditions and perceived risks. However, management intends to respond to evolving business and market conditions and in doing so, may enter into such transactions more frequently as deemed appropriate.

Interest Rate Swaps.  During 2008, the Company entered into five forward starting interest rate swaps, which have been designated as cash flow hedges under the Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The forward starting interest rate swaps effectively convert interest payments from variable rates to fixed rates. The hedging instruments have an aggregate notional amount of $250.0 million at an average fixed rate of 2.71%, with forward starting settlements indexed to the three-month LIBOR occurring every quarter, expiring September of 2010 through March of 2011.

The aforementioned swaps are highly effective as defined by SFAS 133 and as a result there will be de minimus income statement variability associated with ineffectiveness of these hedges. At December 31, 2008, the estimated fair value of the forward starting interest rate swaps was an unrealized loss of $6.0 million and was recognized in other liabilities in the consolidated balance sheet.

Fuel Derivative Transactions.  As of December 31, 2008 and 2007, the Company was not a party to any fuel swap agreements. Fuel hedging transactions consisting of fuel swaps as well as forward purchase commitments resulted in an increase in fuel expense of $2.9 million in 2008, and a decrease of $0.3 million and $0.7 million in 2007 and 2006, respectively.

Foreign Exchange Contracts.  The purpose of the foreign exchange contracts of KCSM is to limit exposure arising from exchange rate fluctuations in its Mexican peso-denominated monetary assets and liabilities. Management determines the nature and quantity of any hedging transactions based upon net asset exposure and market conditions. These foreign currency contracts are accounted for as free standing financial instruments and accordingly, all changes in fair value are recognized in earnings. As of December 31, 2008,

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

the Company had one Mexican peso call option outstanding in the notional amount of $1.7 million based on the average exchange rate of Ps. 12.5 per U.S. dollar. The estimated fair value of the call option was $0.3 million gain at December 31, 2008. This call option will expire on May 29, 2009.

Note 14.	Quarterly Financial Data (Unaudited)

	Fourth	Third	Second	First
	In millions, except per share amounts

2008
Revenues	$423.8	$491.5	$486.2	$450.6
Operating income	91.2	111.0	104.6	83.4
Net income	39.2	51.6	55.4	37.7
Per share data:
Basic earnings per common share	$0.40	$0.55	$0.64	$0.43
Diluted earnings per common share	0.40	0.52	0.56	0.39
Dividends per share:
$25 par preferred stock	$0.25	$0.25	$0.25	$0.25
$1 par series C preferred stock	—	—	5.31	5.31
$1 par series D preferred stock	12.81	12.81	12.81	12.81
Stock price ranges:
$25 par preferred:
— High	$21.90	$24.26	$23.60	$23.76
— Low	18.04	20.00	22.25	20.95
Common:
— High	$43.61	$55.00	$50.66	$41.16
— Low	16.59	40.52	39.48	29.50
2007
Revenues	$460.3	$444.1	$427.1	$411.3
Operating income	108.7	98.2	83.1	72.4
Net income	54.7	46.7	30.2	22.2
Per share data:
Basic earnings per common share	$0.66	$0.55	$0.33	$0.22
Diluted earnings per common share	0.56	0.48	0.30	0.21
Dividends per share:
$25 par preferred stock	$0.25	$0.25	$0.25	$0.25
$1 par series C preferred stock(i)	5.31	5.31	5.31	21.60
$1 par series D preferred stock(i)	12.81	12.81	12.81	52.24
Stock price ranges:
$25 par preferred:
— High	$24.00	$23.60	$24.00	$23.75
— Low	21.11	23.00	22.60	22.85
Common:
— High	$39.39	$40.94	$42.50	$36.35
— Low	31.47	30.02	35.65	28.37

(i)	The first quarter dividend on the Series C Preferred Stock and Series D Preferred Stock includes the payment of dividends in arrears that were due May 15, 2006, August 15, 2006 and November 15, 2006

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Note 15.	Condensed Consolidating Financial Information

As discussed in Note 7, at December 31, 2008, KCSR has outstanding $200.0 million of 7 1/2% Senior Notes due 2009, $275.0 million of 8.0% Senior Notes due 2015, and $190.0 million of 13.0% Senior Notes due 2013, which are unsecured obligations of KCSR, which are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCS and certain wholly-owned domestic subsidiaries. As a result, the following accompanying condensed consolidating financial information (in millions) has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.” This condensed information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with U.S. GAAP. For the 7 1/2% Senior Note issue, KCSR registered exchange notes with the SEC that have substantially identical terms and associated guarantees; and all of the initial 7 1/2% Senior Notes have been exchanged for $200.0 million of registered exchange notes. The 8.0% Senior Notes were registered by means of an amendment to KCS’ shelf registration statement filed and declared effective by the SEC on May 23, 2008. The 13.0% Senior Notes were registered under KCS’ shelf registration statement filed with the SEC on November 21, 2008.

Condensed Consolidating Statements of Income

	2008
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Revenues	$—	$925.4	$15.1	$944.7	$(33.1)	$1,852.1
Operating expenses	8.1	749.9	23.7	715.4	(35.2)	1,461.9

Operating income (loss)	(8.1)	175.5	(8.6)	229.3	2.1	390.2
Equity in net earnings of unconsolidated affiliates	190.5	4.0	—	16.7	(193.2)	18.0
Interest income (expense)	3.8	(57.8)	1.6	(90.2)	3.7	(138.9)
Debt retirement costs	—	(5.6)	—	—	—	(5.6)
Foreign exchange loss	—	—	—	(21.0)	—	(21.0)
Other income (expense)	(1.1)	6.8	—	6.1	(5.8)	6.0

Income (loss) before income taxes and minority interest	185.1	122.9	(7.0)	140.9	(193.2)	248.7
Income tax provision (benefit)	0.9	42.7	(3.7)	24.6	—	64.5
Minority interest	0.3	—	—	—	—	0.3

Net income (loss)	$183.9	$80.2	$(3.3)	$116.3	$(193.2)	$183.9

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

	2007
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Revenues	$—	$807.8	$37.2	$928.4	$(30.6)	$1,742.8
Operating expenses	21.3	682.0	19.4	687.0	(29.3)	1,380.4

Operating income (loss)	(21.3)	125.8	17.8	241.4	(1.3)	362.4
Equity in net earnings of unconsolidated affiliates	180.1	15.4	—	9.3	(193.4)	11.4
Interest expense	(2.5)	(62.9)	(1.3)	(91.8)	1.8	(156.7)
Debt retirement costs	—	—	—	(6.9)	—	(6.9)
Foreign exchange loss	—	—	—	(0.9)	—	(0.9)
Other income (expense)	(0.5)	5.8	—	7.2	(0.5)	12.0

Income before income taxes and minority interest	155.8	84.1	16.5	158.3	(193.4)	221.3
Income tax provision	1.6	16.9	7.1	41.5	—	67.1
Minority interest	0.4	—	—	—	—	0.4

Net income	$153.8	$67.2	$9.4	$116.8	$(193.4)	$153.8

	2006
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Revenues	$—	$789.3	$10.0	$881.3	$(20.9)	$1,659.7
Operating expenses	16.7	631.7	19.5	708.4	(20.9)	1,355.4

Operating income (loss)	(16.7)	157.6	(9.5)	172.9	—	304.3
Equity in net earnings (losses) of unconsolidated affiliates	130.2	(1.7)	—	4.9	(126.1)	7.3
Interest expense	(5.7)	(65.1)	(1.7)	(96.1)	1.4	(167.2)
Debt retirement costs	—	(2.2)	—	(2.6)	—	(4.8)
Foreign exchange loss	—	—	—	(3.7)	—	(3.7)
Other income	0.7	10.7	—	8.7	(1.4)	18.7

Income (loss) before income taxes and minority interest	108.5	99.3	(11.2)	84.1	(126.1)	154.6
Income tax provision (benefit)	(0.7)	32.1	(4.3)	18.3	—	45.4
Minority interest	0.3	—	—	—	—	0.3

Net income	$108.9	$67.2	$(6.9)	$65.8	$(126.1)	$108.9

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Balance Sheets

	December 31, 2008
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Assets:
Current assets	$21.9	$357.5	$3.4	$321.2	$(13.3)	$690.7
Investments held for operating purposes and affiliate investment	2,280.4	45.2	1.8	722.8	(2,989.7)	60.5
Property and equipment, net	—	1,593.6	213.4	1,598.8	—	3,405.8
Concession assets, net	—	—	—	1,182.1	—	1,182.1
Deferred income taxes	—	—	—	36.4	—	36.4
Other assets	1.0	37.6	—	42.4	(13.8)	67.2

Total assets	$2,303.3	$2,033.9	$218.6	$3,903.7	$(3,016.8)	$5,442.7

Liabilities and equity:
Current liabilities	$415.1	$395.3	$120.7	$178.1	$(12.9)	$1,096.3
Long-term debt	0.2	454.1	0.6	993.8	—	1,448.7
Deferred income taxes	(27.5)	367.7	79.4	72.8	—	492.4
Other liabilities	4.0	134.3	7.5	88.5	(14.2)	220.1
Minority interest	—	31.4	—	273.7	(31.4)	273.7
Stockholders’ equity	1,911.5	651.1	10.4	2,296.8	(2,958.3)	1,911.5

Total liabilities and equity	$2,303.3	$2,033.9	$218.6	$3,903.7	$(3,016.8)	$5,442.7

	December 31, 2007
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Assets:
Current assets	$24.2	$268.7	$3.0	$405.7	$(55.9)	$645.7
Investments held for operating purposes and affiliate investment	2,100.1	436.7	—	571.3	(3,028.8)	79.3
Property and equipment, net	0.6	1,329.7	219.5	1,368.5	(0.5)	2,917.8
Concession assets, net	—	—	—	1,215.5	—	1,215.5
Other assets	1.5	27.4	—	41.0	—	69.9

Total assets	$2,126.4	$2,062.5	$222.5	$3,602.0	$(3,085.2)	$4,928.2

Liabilities and equity:
Current liabilities	$355.5	$428.7	$111.4	$234.9	$(31.8)	$1,098.7
Long-term debt	0.2	207.3	0.5	897.0	—	1,105.0
Deferred income taxes	11.9	341.1	83.0	63.1	—	499.1
Other liabilities	31.6	99.2	15.7	133.6	(24.0)	256.1
Minority interest	0.9	31.4	—	239.8	(29.1)	243.0
Stockholders’ equity	1,726.3	954.8	11.9	2,033.6	(3,000.3)	1,726.3

Total liabilities and equity	$2,126.4	$2,062.5	$222.5	$3,602.0	$(3,085.2)	$4,928.2

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statements of Cash Flows

	2008
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Operating activities:
Excluding intercompany activity	$(55.9)	$214.6	$(6.2)	$310.3	$(7.1)	$455.7
Intercompany activity	57.2	18.5	8.0	(83.7)	—	—

Net cash provided	1.3	233.1	1.8	226.6	(7.1)	455.7

Investing activities:
Capital expenditures	—	(194.6)	(1.5)	(380.4)	—	(576.5)
Proceeds from disposal of property	—	17.7	—	3.2	—	20.9
Contribution from NS for MSLLC (net of change in restricted contribution)	—	—	—	18.5	—	18.5
Property investments in MSLLC	—	—	—	(30.4)	—	(30.4)
Other investing activities	0.5	(108.8)	(0.2)	95.3	—	(13.2)

Net cash provided (used)	0.5	(285.7)	(1.7)	(293.8)	—	(580.7)

Financing activities:
Proceeds from issuance of long-term debt	—	455.2	—	124.9	—	580.1
Repayment of long-term debt	(0.6)	(236.4)	—	(25.8)	—	(262.8)
Other financing activities	(1.0)	(15.9)	—	(8.1)	7.1	(17.9)

Net cash provided (used)	(1.6)	202.9	—	91.0	7.1	299.4

Cash and cash equivalents:
Net increase	0.2	150.3	0.1	23.8	—	174.4
At beginning of year	(0.2)	27.6	0.1	28.0	—	55.5

At end of year	$—	$177.9	$0.2	$51.8	$—	$229.9

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

	2007
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Operating activities:
Excluding intercompany activity	$12.2	$42.9	$28.5	$297.9	$—	$381.5
Intercompany activity	61.7	14.7	(27.9)	(48.5)	—	—

Net cash provided	73.9	57.6	0.6	249.4	—	381.5

Investing activities:
Capital expenditures	—	(166.8)	(0.5)	(243.2)	—	(410.5)
Contribution from NS for MSLLC (net of change in restricted contribution)	—	—	—	129.1	—	129.1
Property investments in MSLLC	—	—	—	(118.0)	—	(118.0)
Other investing activities	—	18.7	—	0.2	—	18.9

Net cash used	—	(148.1)	(0.5)	(231.9)	—	(380.5)

Financing activities:
Proceeds from issuance of long- term debt	—	105.0	—	221.6	—	326.6
Repayment of long-term debt	(54.1)	(19.6)	—	(237.6)	—	(311.3)
Other financing activities	(20.2)	(3.5)	—	(16.1)	—	(39.8)

Net cash provided (used)	(74.3)	81.9	—	(32.1)	—	(24.5)

Cash and cash equivalents:
Net increase (decrease)	(0.4)	(8.6)	0.1	(14.6)	—	(23.5)
At beginning of year	0.2	36.2	—	42.6	—	79.0

At end of year	$(0.2)	$27.6	$0.1	$28.0	$—	$55.5

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

	2006
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Operating activities:
Excluding intercompany activity	$(148.7)	$225.4	$81.5	$128.0	$(18.7)	$267.5
Intercompany activity	187.7	(145.3)	(80.5)	19.4	18.7	—

Net cash provided	39.0	80.1	1.0	147.4	—	267.5

Investing activities:
Capital expenditures	—	(93.1)	—	(148.7)	—	(241.8)
Proceeds from disposal of property	—	26.9	—	3.1	—	30.0
Contribution from NS for MSLLC (net of change in restricted contribution)	—	—	—	76.5		76.5
Property investments in MSLLC	—	—	—	(37.8)		(37.8)
Other investing activities	—	8.2	—	(1.1)	—	7.1

Net cash used	—	(58.0)	—	(108.0)	—	(166.0)

Financing activities:
Proceeds from issuance of long- term debt	—	257.2	—	203.2	—	460.4
Repayment of long-term debt	(44.0)	(256.3)	(0.1)	(202.2)	—	(502.6)
Other financing activities	4.5	(7.5)	—	(8.4)	—	(11.4)

Net cash used	(39.5)	(6.6)	(0.1)	(7.4)	—	(53.6)

Cash and cash equivalents:
Net increase (decrease)	(0.5)	15.5	0.9	32.0	—	47.9
At beginning of year	0.7	20.7	(0.9)	10.6	—	31.1

At end of year	$0.2	$36.2	$—	$42.6	$—	$79.0

Note 16.	Geographic Information

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

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

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

The following tables (in millions) provide information by geographic area pursuant to Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) as follows:

	Years Ended December 31
	2008	2007	2006

Revenues
U.S	$1,033.6	$929.6	$885.7
Mexico	818.5	813.2	774.0

Total revenues	$1,852.1	$1,742.8	$1,659.7

	Years Ended December 31
	2008	2007

Long-lived Assets
U.S	$2,342.1	$2,045.0
Mexico	2,245.8	2,088.3

Total long-lived assets	$4,587.9	$4,133.3

Note 17.	Subsequent Event

Fuel Derivative Transactions.  In anticipation of future increases in diesel fuel prices, the Company entered into several fuel swap agreements in January 2009 to hedge 8.8 million gallons of diesel fuel purchases through the end of 2009 at an average swap price per gallon of $1.76.

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

KPMG LLP, the independent public accounting firm that audited the Company’s financial statements contained herein, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2008. The attestation report is included in Item 8 of this Form 10-K.

Item 9B.	Other Information

None.

Part III

The Company has incorporated by reference certain responses to the Items of this Part III pursuant to Rule 12b-23 under the Exchange Act and General Instruction G(3) to Form 10-K. The Company’s definitive proxy statement for the annual meeting of stockholders scheduled for May 7, 2009 (“Proxy Statement”), will be filed no later than 120 days after December 31, 2008.

Item 10.	Directors, Executive Officers and Corporate Governance

(a) Directors of the Company

The sections of the Company’s definitive proxy statement for the 2009 annual meeting of stockholders entitled “Proposal 1 — Election of Three Directors” and “The Board of Directors” are incorporated by reference in partial response to this Item 10.

(b) Executive Officers of the Company

See “Executive Officers of KCS and Subsidiaries” in Part I, Item 4 of this annual report incorporated by reference herein for information about the executive officers of the Company.

(c) Changes to Shareholder Nominating Procedures

The Information set forth in the Company’s definitive proxy statement for the 2009 annual meeting of stockholders is incorporated by reference in partial response to this Item 10.

(d) Audit Committee and Audit Committee Financial Experts

The section of the Company’s definitive proxy statement for the 2009 annual meeting of stockholders entitled “Board Committees — The Audit Committee” is incorporated by reference in partial response to this Item 10.

(e) Compliance with Section 16(a) of the Exchange Act

The response to Item 405 of Regulation S-K under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2009 annual meeting of stockholders is incorporated by reference in partial response to this Item 10.

(f) Code of Ethics

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

(g) Annual Certification to the New York Stock Exchange

KCS’ common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “KSU”. As a result, the Chief Executive Officer is required to make annually, and he made on May 12, 2008, a CEO’s Annual Certification to the New York Stock Exchange in accordance with Section 303A.12 of the NYSE Listed Company Manual stating that he was not aware of any violations by KCS of the NYSE corporate governance listing standards.

Item 11.	Executive Compensation

The sections of the Company’s definitive proxy statement for the 2009 annual meeting of stockholders entitled “Non-Management Director Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Management Compensation Tables,” and “Board Committees — The Compensation Committee — Compensation Committee Interlocks and Insider Participation” are incorporated by reference in response to this Item 11.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The section of the Company’s definitive proxy statement for the 2009 annual meeting of stockholders entitled “Beneficial Ownership” is incorporated by reference in partial response to this Item 12.

Equity Compensation Plan Information.

The following table provides information as of December 31, 2008, about the common stock that may be issued upon the exercise of options, warrants and rights, as well as shares remaining available for future issuance under the Company’s existing equity compensation plans.

		Weighted-	Number of Securities
		Average Exercise	Remaining Available for
	Number of Securities	Price of	Future Issuance Under
	to be Issued upon	Outstanding	Equity Compensation
	Exercise of	Options,	Plans-Excluding
	Outstanding Options,	Warrants and	Securities Reflected in
Plan Category	Warrants and Rights	Rights	the First Column(i)

Equity compensation plans:
Approved by security holders	1,687,615	$10.08	6,215,672
Not approved by security holders	—	—	—

Total	1,687,615	$10.08	6,215,672

(i)	Includes 3,935,545 shares available for issuance under the Employee Stock Purchase Plan and 2,280,127 shares available for issuance under the 2008 Plan as awards in the form of Nonvested Shares, Bonus Shares, Performance Units or Performance Shares or issued upon the exercise of Options (including ISOs), stock appreciation rights or limited stock appreciation rights awarded under the 2008 Plan.

The Company has no knowledge of any arrangement the operation of which may at a subsequent date result in a change of control of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The sections of the Company’s definitive proxy statement for the 2009 annual meeting of stockholders entitled “Insider Disclosures,” “The Board of Directors — Non-Management Director Independence” and “Board Committees — The Compensation Committee — Compensation Committee Interlocks and Insider Participation” are incorporated by reference in response to this Item 13.

Item 14.	Principal Accountant Fees and Services

The sections of the Company’s definitive proxy statement for the 2009 annual meeting of stockholders entitled “Board Committees — the Audit Committee” and “Independent Registered Public Accounting Firm” are incorporated by reference in partial response to this Item 14.

The following table presents the total fees for KCS and KCSM for professional audit services and other services rendered by KPMG the independent accountants to KCS and KCSM for the years ended December 31, 2008 and 2007 (in thousands).

	2008	2007

Audit fees	$3,000.0	$3,681.7
Audit-related fees(1)	616.5	465.5
Tax fees	28.0	50.0
All other fees	—	—

	$3,664.5	$4,197.2

(1)	Primarily reflects fees related to debt offering documents and related SEC filings.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	List of Documents filed as part of this Report

(1)	Financial Statements

The financial statements and related notes, together with the report of KPMG LLP appear in Part II Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

(2)	Financial Statement Schedules

None.

(3)	List of Exhibits

(a)	Exhibits

The Company has attached or incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

Exhibit	Description

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession.
2.1	Stockholders’ Agreement by and among KCS, Grupo TMM, S.A., TMM Holdings, S.A. de C.V., TMM Multimodal, S.A. de C.V. and certain stockholders of Grupo TMM, S.A (the “Stockholders’ Agreement”), filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 21, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 2.1.
2.2	Registration Rights Agreement by and among KCS, Grupo TMM, S.A., TMM Multimodal, S.A. de C.V. and certain stockholders of Grupo TMM, S.A. (the “Acquisition Registration Rights Agreement”), filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 21, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 2.2.
2.3	Rights Agreement, dated September 29, 2005, by and between KCS and UMB Bank, n.a. (the “2005 Rights Agreement”), filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 2.3.
2.4	Registration Rights Agreement, dated November 21, 2006, among Kansas City Southern de México, S.A. de C.V. (“KCSM”), Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, BBVA Securities Inc., BMO Capital Markets Corp., and Scotia Capital (USA) Inc. (the “2006 Registration Rights Agreement”), filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 28, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 2.4.
2.5	Registration Rights Agreement, dated May 16, 2007, among KCSM, Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, BBVA Securities Inc., BMO Capital Markets Corp., and Scotia Capital (USA) Inc. (the “2007 Registration Rights Agreement”), filed as Exhibit 2.5 to the Company’s Form 10-K for the year ended December 31, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 2.5.
(3)	Articles of Incorporation and Bylaws Articles of Incorporation
3.1	Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4 originally filed July 12, 2002 (Registration No. 333-92360), as amended and declared effective on July 30, 2002 (the “2002 S-4 Registration Statement”), is incorporated herein by reference as Exhibit 3.1. Bylaws.
3.2	The Amended and Restated By-Laws of the Company, as amended on November 11, 2008, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 11, 2008 (File No. 1-4717), are incorporated herein by reference as Exhibit 3.2.
(4)	Instruments Defining the Right of Security Holders, Including Indentures
4.1	The Fourth, Seventh, Eighth, Eleventh, Twelfth, Thirteenth, Fourteenth, Fifteenth and Sixteenth paragraphs of the Company’s Restated Certificate of Incorporation. (See Exhibit 3.1).

Exhibit		Description

4.2		Article I, Sections 1, 3 and 11 of Article II, Article V and Article VIII of the Company’s Bylaws. (See Exhibit 3.2).
4.3		Indenture, dated July 1, 1992, between the Company and The Chase Manhattan Bank (the “1992 Indenture”) filed as Exhibit 4 to the Company’s Shelf Registration of $300 million of Debt Securities on Form S-3 filed June 19, 1992 (Registration No. 33-47198), is incorporated herein by reference as Exhibit 4.3.
4	.3.1	Supplemental Indenture, dated December 17, 1999, to the 1992 Indenture between the Company and The Chase Manhattan Bank, filed as Exhibit 4.5.4 to the Company’s Form 10-K for the fiscal year ended December 31, 1999 (File No 1-4717), is incorporated herein by reference as Exhibit 4.3.1.
4.4		Indenture, dated September 27, 2000, among the Company, The Kansas City Southern Railway Company (“KCSR”), certain other subsidiaries of the Company and The Bank of New York, as Trustee (the “2000 Indenture”), filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 originally filed on January 25, 2001 (Registration No. 333-54262), as amended and declared effective on March 15, 2001 (the “2001 S-4 Registration Statement”), is incorporated herein by reference as Exhibit 4.4.
4	.4.1	Supplemental Indenture, dated January 29, 2001, to the 2000 Indenture, among the Company, KCSR, certain other subsidiaries of the Company and The Bank of New York, as trustee, filed as Exhibit 4.1.1 to the Company’s 2001 S-4 Registration Statement (Registration No. 333-54262), is incorporated herein by reference as Exhibit 4.4.1.
4	.4.2	Second Supplemental Indenture, dated June 10, 2005, to the 2000 Indenture, among the Company, KCSR, and certain other subsidiaries of the Company and The Bank of New York, as trustee, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.4.2.
4	.4.3	Third Supplemental Indenture, dated February 5, 2007, to the 2000 Indenture, among the Company, KCSR, certain other subsidiaries of the Company and the Bank of New York Trust Company, N.A., as trustee, filed as Exhibit 4.4.3 to the Company’s Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.4.3.
4	.4.4	Fourth Supplemental Indenture, dated May 21, 2008, to the 2000 Indenture, among the Company, KCSR, certain other subsidiaries of the Company and the Bank of New York Trust Company, N.A., as trustee, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.4.4.
4	.4.5	Form of Exchange Note (included as Exhibit B to Exhibit 4.4 of this Form 10-K).
4.5		Exchange and Registration Rights Agreement, dated September 27, 2000, among the Company, KCSR, and certain other subsidiaries of the Company, filed as Exhibit 4.3 to the Company’s 2001 S-4 Registration Statement (Registration No. 333-54262), is incorporated herein by reference as Exhibit 4.5.
4.6		Indenture, dated June 12, 2002, among KCSR, the Company and certain subsidiaries of the Company, and U.S. Bank National Association, as trustee (the “June 12, 2002 Indenture”), filed as Exhibit 4.1 to the 2002 S-4 Registration Statement (Registration No. 333-92360), is incorporated herein by reference as Exhibit 4.6.
4	.6.1	Form of Face of Exchange Note, filed as Exhibit 4.2 to the 2002 S-4 Registration Statement (Registration No. 333-92360), is incorporated herein by reference as Exhibit 4.6.1.
4	.6.2	Supplemental Indenture, dated June 10, 2005, to the June 12, 2002 Indenture, among the Company, KCSR, and certain other subsidiaries of the Company, and U.S. Bank National Association, as trustee, filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2005, is incorporated herein by reference as Exhibit 4.6.2.
4	.6.3	Second Supplemental Indenture, dated February 5, 2007, to the June 12, 2002 Indenture, among the Company, KCSR, and certain other subsidiaries of the Company, and U.S. Bank National Association, as trustee, filed as Exhibit 4.6.3 to the Company’s Form 10-K for fiscal year ended December 31, 2006, is incorporated herein by reference as Exhibit 4.6.3.

Exhibit		Description

4	.6.4	Third Supplemental Indenture, dated January 27, 2009, to the June 12, 2002 Indenture, among the Company, KCSR, and certain other subsidiaries of the Company, and U.S. Bank National Association, as trustee, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2009, is incorporated herein by reference as Exhibit 4.6.4.
4.7		Certificate of Designations of 4.25% Redeemable Cumulative Convertible Perpetual Preferred Stock, Series C, filed as Exhibit 3.1(b) to the Company’s Form 10-Q for the quarter ended March 31, 2003 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.7.
4.8		Registration Rights Agreement, dated May 5, 2003, among KCS, Morgan Stanley & Co. Incorporated and Deutsche Bank Securities Inc., filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-3 originally filed on August 1, 2003 (Registration No. 333-107573), as amended and declared effective on October 24, 2003 (the “2003 S-3 Registration Statement”), is incorporated herein by reference as Exhibit 4.8.
4.9		Certificate of Designations of 5.125% Cumulative Convertible Perpetual Preferred Stock, Series D, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 15, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.9.
4.10		Indenture, dated April 19, 2005, between TFM and The Bank of Nova Scotia Trust Company of New York, covering up to $460,000,000 of TFM’s 9 3/8% Senior Notes due 2012 (the “2005 Indenture”), filed as Exhibit 4.13 to the 2006 S-1 Registration Statement (Registration No. 333-138831), is incorporated herein by reference as Exhibit 4.10.
4.11		Indenture, dated November 21, 2006, between KCSM and U.S. Bank National Association, as trustee and paying agent, covering up to $175,000,000 of KCSM’s 7 5/8% Senior Notes due 2013 (the “2006 Indenture”), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 28, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.11.
4.12		Indenture, dated May 16, 2007, between KCSM and U.S. Bank National Association, as trustee and paying agent, covering up to $165,000,000 of KCSM’s 7 3/8% Senior Notes due 2014 (the “2007 Indenture”), filed as Exhibit 4.14 to the Company’s Form 10-K for the year ended December 31, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.12.
4.13		Indenture, dated May 30, 2008, among KCSR, the Company and certain subsidiaries of the Company, and U.S. Bank National Association, as trustee (the “May 2008 Indenture”), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 2, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.13.
4.14		Indenture, dated December 18, 2008 among KCSR, the Company and certain subsidiaries of the Company, and U.S. Bank National Association, as trustee (the “December 2008 Indenture”), filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 19, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.14.
(10)		Material Contracts
10.1		Form of Officer Indemnification Agreement attached as Exhibit 10.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.1.
10.2		Form of Director Indemnification Agreement attached as Exhibit 10.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.2.
10.3		Description of the Company’s 1991 incentive compensation plan, filed as Exhibit 10.4 to the Company’s Form 10-K for the fiscal year ended December 31, 1990 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.3.
10.4		Directors Deferred Fee Plan, adopted August 20, 1982, as amended and restated effective January 1, 2005, filed as Exhibit 10.7 to the Company’s Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.4.
10.5		Kansas City Southern 1991 Amended and Restated Stock Option and Performance Award Plan, as amended and restated effective as of August 7, 2007 (the “Amended 1991 Plan”), filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.

Exhibit		Description

10	.5.1	Form of Non-Qualified Stock Option Award Agreement for employees under the Amended 1991 Plan, filed as Exhibit 10.8.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.1.
10	.5.2	Form of Non-Qualified Stock Option Award Agreement for Directors under the Amended 1991 Plan, filed as Exhibit 10.8.3 to the Company’s Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.2.
10	.5.3	Form of Non-Qualified Stock Option Award agreement for employees under the Amended 1991 Plan (referencing threshold dates), filed as Exhibit 10.8.4 to the Company’s Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.3.
10	.5.4	Form of Restricted Shares Award and Performance Shares Award Agreement under the Amended 1991 Plan, filed as Exhibit 10.5.4 to the Company’s Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.4.
10	.5.5	Form of Restricted Shares Award Agreement (non-management directors) under the Amended 1991 Plan, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 11, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.5.
10	.5.6	Form of Restricted Shares Award Agreement (cliff vesting) under the Amended 1991 Plan, filed as Exhibit 10.5.6 to the Company’s Form 10-K for the fiscal year ended December 31, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.6.
10	.5.7	Form of Restricted Shares Award Agreement under the Amended 1991 Plan (applicable to restricted shares to be purchased), filed as Exhibit 10.8.7 to the Company’s Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.7.
10	.5.8	Form of Restricted Shares Award and Performance Shares Award Agreement for Interim Awards under the Amended 1991 Plan, filed as Exhibit 10.5.8 to the Company’s Form 10-K for the fiscal year ended December 31, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.8.
10	.5.9	Form of Restricted Shares Award Agreement (consultants) under the Amended 1991 Plan, filed as Exhibit 10.5.9 to the Company’s Form 10-K for the fiscal year ended December 31, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.9.
10	.5.10	Form of Restricted Shares Award Agreement (executive plan) under the Amended 1991 Plan, filed as Exhibit 10.5.10 to the Company’s Form 10-K for the fiscal year ended December 31, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.10.
10	.5.11	First Amendment to the Kansas City Southern 1991 Amended and Restated Stock Option and Performance Award Plan, effective July 2, 2008, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 8, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.11.
10.6		Kansas City Southern 401(k) and Profit Sharing Plan (as amended and restated, effective April 1, 2002) (the “Amended 401(k) and Profit Sharing Plan”), filed as Exhibit 10.10.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.6.
10	.6.1	First Amendment to the Amended 401(k) and Profit Sharing Plan, effective January 1, 2003, filed as Exhibit 10.10.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.6.1.
10	.6.2	Amendment to the Amended 401(k) and Profit Sharing Plan, dated June 30, 2003 and effective as of January 1, 2001, filed as Exhibit 10.10.3 to the Company’s Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.6.2.
10	.6.3	Amendment to the Amended 401(k) and Profit Sharing Plan, dated December 3, 2003 and effective as of January 1, 2003, filed as Exhibit 10.10.4 to the Company’s Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.6.3.

Exhibit		Description

10	.6.4	Amendment to the Amended 401(k) and Profit Sharing Plan, dated and effective August 7, 2007, filed as Exhibit 10.6.4 to the Company’s Form 10-K for the year ended December 31, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.6.4.
10.7		Employment Agreement, as amended and restated January 1, 2001, among the Company, KCSR and Michael R. Haverty, filed as Exhibit 10.12 to the Company’s Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.7.
10	.7.1	Addendum to Employment Agreement dated August 18, 2004 between The Kansas City Southern Railway Company, the Company and Michael R. Haverty, filed as Exhibit 10.8.1 to the Company’s Form 10-K for the year ended December 31, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.7.1.
10	.7.2	Amendment to Amended and Restated Employment Agreement effective January 1, 2005 among The Kansas City Southern Railway Company, the Company and Michael R. Haverty, filed as Exhibit 10.8.2 to the Company’s Form 10-K for the year ended December 31, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.7.2.
10	.7.3	Addendum to Employment Agreement effective January 1, 2009, between the Company, KCSR and Michael R. Haverty, is attached to this Form 10-K as Exhibit 10.7.3.
10.8		Employment Agreement, dated May 15, 2006, between KCSR and Patrick J. Ottensmeyer (the “Ottensmeyer Employment Agreement”), attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.8.
10	.8.1	Amendment No. 1 to the Ottensmeyer Employment Agreement, dated May 7, 2007, filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2007 (File No. 1-4717), is incorporated by reference as Exhibit 10.8.1.
10	.8.2	Addendum to Employment Agreement effective January 1, 2009, between the Company, KCSR and Patrick J. Ottensmeyer, is attached to this Form 10-K as Exhibit 10.8.2.
10.9		Employment Agreement, dated June 7, 2006, between KCSR and Michael K. Borrows, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 15, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.9.
10.10		Kansas City Southern Executive Plan, as amended and restated November 11, 2008, is attached to this Form 10-K as Exhibit 10.10.
10.11		The Amended and Restated Kansas City Southern Annual Incentive Plan, as approved by the Company’s Compensation and Organization Committee on November 11, 2008 is attached to this Form 10-K Exhibit 10.11.
10.12		Security Agreement, dated March 30, 2004, from KCS, KCSR and certain other subsidiaries of KCS to The Bank of Nova Scotia as Collateral Agent, filed as Exhibit 10.19.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.12.
10	.12.1	Amendment No. 1 to the Security Agreement, dated December 22, 2004, among KCSR, KCS, the subsidiary guarantors, the lenders party thereto and The Bank of Nova Scotia, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.12.1.
10	.12.2	Amendment No. 1 to the Security Agreement, dated as of November 29, 2006, among KCSR, KCS, the subsidiary guarantors, The Bank of Nova Scotia, as collateral agent and administrative agent, and the lenders party thereto, filed as Exhibit 10.15.2 to the Company’s Form 10-K for the year ended December 31, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.12.2.
10	.12.3	Amended and Restated Credit Agreement, dated April 28, 2006, among KCSR, KCS, the subsidiary guarantors, the lenders party thereto, The Bank of Nova Scotia, Morgan Stanley Senior Funding, Inc., Harris Bank, N.A., LaSalle Bank National Association and Bank of Tokyo-Mitsubishi UFJ Trust Company, and Scotia Capital, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.12.3.

Exhibit		Description

10	.12.4	Amendment No. 1 to the Amended and Restated Credit Agreement, dated May 31, 2007, among KCSR, KCS, the subsidiary guarantors, the lenders party thereto and The Bank of Nova Scotia, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.12.4.
10.13		The 1992 Indenture. (See Exhibit 4.3)
10	.13.1	The Supplemental Indenture, dated December 17, 1999, to the 1992 Indenture. (See Exhibit 4.3.1)
10.14		The 2000 Indenture. (See Exhibit 4.4)
10	.14.1	The Supplemental Indenture, dated January 29, 2001, to the 2000 Indenture. (See Exhibit 4.4.1)
10	.14.2	The Second Supplemental Indenture, dated June 10, 2005, to the 2000 Indenture. (See Exhibit 4.4.2)
10	.14.3	The Third Supplemental Indenture, dated February 5, 2007, to the 2000 Indenture. (See Exhibit 4.4.3)
10	.14.3	The Fourth Supplemental Indenture, dated December 18, 2008, to the 2000 Indenture. (See Exhibit 4.4.4)
10.15		Intercompany Agreement, dated August 16, 1999, between the Company and Stilwell Financial Inc., filed as Exhibit 10.23 to the Company’s 2001 S-4 Registration Statement (Registration No. 333-54262), is incorporated herein by reference as Exhibit 10.15.
10.16		Tax Disaffiliation Agreement, dated August 16, 1999, between the Company and Stilwell Financial Inc., filed as Exhibit 10.24 to the Company’s 2001 S-4 Registration Statement (Registration No. 333-54262), is incorporated herein by reference as Exhibit 10.16.
10.17		Lease Agreement, originally dated June 26, 2001 and amended March 26, 2002, between KCSR and Broadway Square Partners LLP, filed as Exhibit 10.34 to the Company’s Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.17.
10.18		The June 12, 2002 Indenture. (See Exhibit 4.6)
10	.18.1	The Supplemental Indenture, dated June 10, 2005, to the June 12, 2002 Indenture. (See Exhibit 4.6.2)
10	.18.2	The Second Supplemental Indenture, dated February 5, 2007, to the June 12, 2002 Indenture. (See Exhibit 4.6.3)
10	.18.3	The Third Supplemental Indenture, dated January 27, 2009, to the June 12, 2002 Indenture. (See Exhibit 4.6.4)
10.19		Agreement to Forego Compensation between A. Edward Allinson and the Company, fully executed on March 30, 2001; Loan Agreement between A. Edward Allinson and the Company fully executed on September 18, 2001; and the Promissory Note executed by the Trustees of The A. Edward Allinson Irrevocable Trust Agreement dated, June 4, 2001, Courtney Ann Arnot, A. Edward Allinson III and Bradford J. Allinson, Trustees, as Maker, and the Company, as Holder, filed as Exhibit 10.36 to the Company’s Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-4717), are incorporated herein by reference as Exhibit 10.19.
10.20		Agreement to Forego Compensation between Michael G. Fitt and the Company, fully executed on March 30, 2001; Loan Agreement between Michael G. Fitt and the Company, fully executed on September 7, 2001; and the Promissory Note executed by the Trustees of The Michael G. and Doreen E. Fitt Irrevocable Insurance Trust, Anne E. Skyes, Colin M-D. Fitt and Ian D.G. Fitt, Trustees, as Maker, and the Company, as Holder, filed as Exhibit 10.37 to the Company’s Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-4717), are incorporated herein by reference as Exhibit 10.20.
10.21		Kansas City Southern Employee Stock Ownership Plan, as amended and restated, effective April 1, 2002, (the “Amended Employee Stock Ownership Plan”), filed as Exhibit 10.38 to the Company’s Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.21.

Exhibit		Description

10	.21.1	Amendment to the Amended Employee Stock Ownership Plan, dated June 30, 2003 and effective as of January 1, 2001, filed as Exhibit 10.38.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.21.1.
10	.21.2	Amendment to the Amended Employee Stock Ownership Plan, dated December 3, 2003 and effective as of January 1, 2003, filed as Exhibit 10.38.3 to the Company’s Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.21.2.
10	.21.3	Amendment to the Amended Employee Stock Ownership Plan, dated and effective October 29, 2007, filed as Exhibit 10.24.3 to the Company’s Form 10-K for the year ended December 31, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.21.3.
10.22		The Stockholders’ Agreement. (See Exhibit 2.1)
10.23		The Acquisition Registration Rights Agreement. (See Exhibit 2.2)
10.24		The 2005 Rights Agreement. (See Exhibit 2.3)
10.25		Transaction Agreement, dated December 1, 2005, among the Company, KCSR, Norfolk Southern Corporation and The Alabama Great Southern Railroad Company (the “Transaction Agreement”), filed as Exhibit 10.46 to the Company’s Form 10-K for the fiscal year ended December 31, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.25.
10	.25.1	Amendment No. 1 to the Transaction Agreement, dated January 17, 2006, filed as Exhibit 10.47 to the Company’s Form 10-K for the fiscal year ended December 31, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.25.1.
10	.25.2	Amendment No. 2 to the Transaction Agreement, dated May 1, 2006, filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.25.2.
10.26		Participation Agreement, dated December 20, 2005, among KCSR, KCSR Trust 2005-1 (acting through Wilmington Trust Company, as owner trustee) (“2005 Trust”), GS Leasing (KCSR 2005-1) LLC, Wells Fargo Bank Northwest, National Association, Export Development Canada, and KfW, filed as Exhibit 10.48 to the Company’s Form 10-K for the fiscal year ended December 31, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.26.
10.27		Equipment Lease Agreement, dated December 20, 2005, between KCSR and the KCSR Trust 2005-1, filed as Exhibit 10.49 to the Company’s Form 10-K for the fiscal year ended December 31, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.27.
10.28		Participation Agreement, dated August 2, 2006, among KCSR, KCSR Trust 2006-1 (acting through Wilmington Trust Company, as owner trustee) (“2006 Trust”), HSH Nordbank AG, New York Branch, Wells Fargo Bank Northwest, National Association, and DVB Bank AG, filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 30, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.28.
10.29		Equipment Lease Agreement, dated August 2, 2006, between KCSR and the KCSR Trust 2006-1, filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 30, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.29.
10.30		Limited Liability Company Agreement of Meridian Speedway, LLC, dated May 1, 2006, between the Alabama Great Southern Railroad Company and the Company, filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2006, (File No. 1-4717), is incorporated herein by reference as Exhibit 10.30.
10.31		Underwriting Agreement, dated December 4, 2006, among the Company, Morgan Stanley & Co. Incorporated, and Grupo TMM, S.A., filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed December 5, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.31.
10.32		The 2005 Indenture. (See Exhibit 4.10)
10.33		The 2006 Indenture. (See Exhibit 4.11)
10.34		The 2006 Registration Rights Agreement. (See Exhibit 2.4)

Exhibit		Description

10.35		Lease Agreement, dated September 25, 2005, between KCSR and Louisiana Southern Railroad, Inc., filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.35.
10.36		Lease Agreement, dated September 25, 2005, between KCSR and Alabama Southern Railroad, Inc., filed as Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended June 30, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.36.
10.37		Lease Agreement, dated September 25, 2005, between KCSR and Arkansas Southern Railroad, Inc., filed as Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended June 30, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.37.
10.38		Lease Agreement, dated September 25, 2005, between KCSR and Arkansas Southern Railroad, Inc., filed as Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended June 30, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.38.
10.39		Lease Agreement, dated September 25, 2005, between KCSR and Louisiana Southern Railroad, Inc., filed as Exhibit 10.9 to the Company’s Form 10-Q for the quarter ended June 30, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.39.
10.40		Equipment Lease Agreement, dated April 4, 2007, between KCSR and High Ridge Leasing, LLC, filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.40.
10.41		2007 Registration Rights Agreement. (See Exhibit 2.5)
10.42		2007 Indenture. (See Exhibit 4.12)
10.43		Credit Agreement, dated June 14, 2007, among KCSM as borrower, Arrendadora KCSM as guarantor, Bank of America, N.A. as administrative agent, and the other lenders named therein (the “2007 KCSM Credit Agreement”), filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.43.
10	.43.1	Amendment No. 1 and Waiver No. 1, dated December 19, 2007, to the 2007 KCSM Credit Agreement, filed as Exhibit 10.49.2 to the Company’s Form 10-K for the year ended December 31, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.43.1.
10	.43.2	Amendment No. 2, dated as of December 19, 2008, to the 2007 KCSM Credit Agreement, is attached to this Form 10-K as Exhibit 10.43.2.
10	.43.3	Amendment No. 3 and Waiver No. 2 dated as of February 11, 2009, to the 2007 KCSM Credit Agreement is attached to this Form 10-K as Exhibit 10.43.3.
10.44		Settlement Agreement, dated September 21, 2007, among KCS and Grupo TMM, S.A.B., TMM Logistics, S.A. de C.V., and VEX Asesores Corporativos, S.A. de C.V. (formerly José F. Serrano International Business, S.A. de C.V.), filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.44.
10.45		Participation Agreement, dated September 27, 2007, among KCSR, KCSR 2007-1 Statutory Trust (acting through U.S. Bank Trust National Association, as owner trustee) (“2007 Trust”), U.S. Bank Trust National Association, GS Leasing (KCSR 2007-1) LLC, Wilimington Trust Company, and KfW, filed with the Company’s Form 10-K for the year ended December 31, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.45.
10.46		Equipment Lease Agreement, dated September 27, 2007, between KCSR and the KCSR 2007-1 Statutory Trust, filed with the Company’s Form 10-K for the year ended December 31, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.46.
10.47		Kansas City Southern 2008 Stock Option and Performance Award Plan (the “2008 Plan”), filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 7, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.47.
10	.47.1	Form of Non-Qualified Stock Option Award Agreement under the 2008 Plan, is attached to this Form 10-K as Exhibit 10.47.1.

Exhibit		Description

10	.47.2	Form of Restricted Shares Award Agreement (cliff vesting) under the 2008 Plan, is attached to this Form 10-K as Exhibit 10.47.2.
10	.47.3	Form of Restricted Shares Award Agreement (graded vesting) under the 2008 Plan, is attached to this Form 10-K as Exhibit 10.47.3.
10	.47.4	Form of Restricted Shares Award Agreement under the 2008 Plan (applicable to restricted shares to be purchased), is attached to this Form 10-K as Exhibit 10.47.4.
10	.47.5	Form of Restricted Shares Award and Performance Shares Award Agreement under the 2008 Plan, is attached to this Form 10-K as Exhibit 10.47.5.
10.48		The May 2008 Indenture. (See Exhibit 4.13)
10.49		The December 2008 Indenture. (See Exhibit 4.14)
10.50		Employment Agreement dated May 1, 2000, between Kansas City Southern Industries, Inc. and Scott E. Arvidson, is attached to this Form 10-K as Exhibit 10.50.
10	.50.1	Amendment to Employment Agreement dated January 1, 2001, between Kansas City Southern Industries, Inc. and Scott E. Arvidson, is attached to this Form 10-K as Exhibit 10.50.1.
10	.50.2	Addendum to Employment Agreement dated August 18, 2004, between the Company and Scott E. Arvidson, is attached to this Form 10-K as Exhibit 10.50.2.
10	.50.3	Addendum to Employment Agreement effective January 1, 2009, between the Company, KCSR and Scott E. Arvidson, is attached to this Form 10-K as Exhibit 10.50.3.
10.51		Employment Agreement dated April 1, 2003, between the Company and Larry M. Lawrence, is attached to this Form 10-K as Exhibit 10.51.
10	.51.1	Addendum to Employment Agreement dated August 18, 2004, between the Company and Larry M. Lawrence, is attached to this Form 10-K as Exhibit 10.51.1.
10	.51.2	Addendum to Employment Agreement effective January 1, 2009, between the Company, KCSR and Larry M. Lawrence, is attached to this Form 10-K as Exhibit 10.51.2.
10.52		Participation Agreement (KCSR 2008-1) dated as of April 1, 2008, among KCSR, KCSR 2008-1 Statutory Trust (acting through U.S. Bank Trust National Association, not in its individual capacity, but solely as Owner Trustee) (“KCSR 2008-1 Statutory Trust”), U.S. Bank Trust National Association (only in its individual capacity as expressly provided therein), MetLife Capital, Limited Partnership (as Owners Participant), Wilmington Trust Company (as Indenture Trustee) and Export Development Canada (as Loan Participant), filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.52.
10.53		Equipment Lease Agreement (KCSR 2008-1) dated as of April 1, 2008, between KCSR 2008-1 Statutory Trust (as Lessor) and KCSR (as Lessee), filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.53.
10.54		Confidential Severance Agreement and Full and General Release dated June 26, 2008, between KCSR and Arthur L. Shoener, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.54.
10.55		Employment Agreement dated September 10, 2008, between KCSR and David Starling filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 15, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.54.
10.56		Loan and Security Agreement dated February 26, 2008, between KCSM and Export Development Canada, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.56.
10.57		Loan Agreement dated as of September 24, 2008, between KCSM and DVB Bank AG, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.57.

Exhibit	Description

10.58	Underwriting Agreement dated as of May 27, 2008, among KCSR, Morgan Stanley & Co. Incorporated, and Banc of America Securities LLC, as representatives of the underwriters listed therein, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 2, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.58.
10.59	Underwriting Agreement dated as of December 15, 2008, among KCSR, Morgan Stanley & Co. Incorporated, and Banc of America Securities LLC, as representatives of the underwriters listed therein, filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on December 19, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.59.
(12)	Statements Re Computation of Ratios
12.1	The Computation of Ratio of Earnings to Fixed Charges prepared pursuant to Item 601(b)(12) of Regulation S-K is attached to this Form 10-K as Exhibit 12.1.
(21)	Subsidiaries of the Company
21.1	The list of the Subsidiaries of the Company prepared pursuant to Item 601(b)(21) of Regulation S-K is attached to this Form 10-K as Exhibit 21.1.
(23)	Consents of Experts and Counsel
23.1	Consent of KPMG LLP is attached to this Form 10-K as Exhibit 23.1.
23.2	Consent of KPMG Cárdenas Dosal, S.C. is attached to this Form 10-K as Exhibit 23.2.
(24)	Power of Attorney (included on the signature page).
(31)	Section 302 Certifications
31.1	Certification of Michael R. Haverty, Chief Executive Officer of the Company, is attached to this Form 10-K as Exhibit 31.1.
31.2	Certification of Michael W. Upchurch, Chief Financial Officer of the Company, is attached to this Form 10-K as Exhibit 31.2.
(32)	Section 1350 Certifications
32.1	Certification furnished pursuant to 18 U.S.C. Section 1350 of Michael R. Haverty, Chief Executive Officer of the Company, is attached to this Form 10-K as Exhibit 32.1.
32.2	Certification furnished pursuant to 18 U.S.C. Section 1350 of Michael W. Upchurch, Chief Financial Officer of the Company, is attached to this Form 10-K as Exhibit 32.2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kansas City Southern

By:	/s/ Michael R. Haverty
Michael R. Haverty
Chairman of the Board and
Chief Executive Officer and Director

February 13, 2009

POWER OF ATTORNEY

Know all people by these presents, that each person whose signature appears below constitutes and appoints Michael R. Haverty and Michael W. Upchurch, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could do in person, hereby confirming all that said attorneys-in-fact and agents or either of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 13, 2009.

/s/ Michael R. Haverty Michael R. Haverty	Chairman of the Board and Chief Executive Officer and Director.

/s/ David L. Starling David L. Starling	President and Chief Operating Officer.

/s/ Michael W. Upchurch Michael W. Upchurch	Executive Vice President and Chief Financial Officer (Principal Financial Officer).

/s/ Michael K. Borrows Michael K. Borrows	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer).

/s/ Henry R. Davis Henry R. Davis	Director.

/s/ Robert J. Druten Robert J. Druten	Director.

/s/ Terrence P. Dunn Terrence P. Dunn	Director.

/s/ James R. Jones James R. Jones	Director.

/s/ Thomas A. McDonnell Thomas A. McDonnell	Director.

/s/ Karen L. Pletz Karen L. Pletz	Director.

/s/ Rodney E. Slater Rodney E. Slater	Director.

Kansas City Southern

2008 Form 10-K Annual Report

Index to Exhibits

			Regulation S-K
			Item 601(b)
Exhibit		Document	Exhibit

10	.7.3	Addendum to Employment Agreement effective January 1, 2009, between the Company, KCSR and Michael R. Haverty.	10
10	.8.2	Addendum to Employment Agreement effective January 1, 2009, between the Company, KCSR and Patrick J. Ottensmeyer.	10
10.10		Kansas City Southern Executive Plan, as amended and restated November 11, 2008.	10
10.11		Amended and Restated Kansas City Southern Annual Incentive Plan, as approved by the Company’s Compensation and Organization Committee on November 11, 2008.	10
10	.43.2	Amendment No. 2, dated as of December 19, 2008, to the 2007 KCSM Credit Agreement.	10
10	.43.3	Amendment No. 3 and Waiver No. 2, dated as of February 11, 2009, to the KCSM 2007 Credit Agreement.	10
10	.47.1	Form of Non-Qualified Stock Option Award Agreement under the 2008 Plan.	10
10	.47.2	Form of Restricted Shares Award Agreement (cliff vesting) under the 2008 Plan.	10
10	.47.3	Form of Restricted Shares Award Agreement (graded vesting) under the 2008 Plan.	10
10	.47.4	Form of Restricted Shares Award Agreement under the 2008 Plan (applicable to restricted shares to be purchased).	10
10	.47.5	Form of Restricted Shares and Performance shares Award Agreement under the 2008 Plan.	10
10.50		Employment Agreement dated May 1, 2000, between Kansas City Southern Industries, Inc. and Scott E. Arvidson.	10
10	.50.1	Amendment to Employment Agreement dated January 1, 2001, between Kansas City Southern Industries, Inc. and Scott E. Arvidson.	10
10	.50.2	Addendum to Employment Agreement dated August 18, 2004, between the Company and Scott E. Arvidson.	10
10	.50.3	Addendum to Employment Agreement effective January 1, 2009, between the Company, KCSR and Scott E. Arvidson.	10
10.51		Employment Agreement dated April 1, 2003, between the Company and Larry M. Lawrence.	10
10	.51.1	Addendum to Employment Agreement dated August 18, 2004, between the Company and Larry M. Lawrence	10
10	.51.2	Addendum to Employment Agreement effective January 1, 2009, between the Company, KCSR and Larry M. Lawrence.	10
12.1		Computation of Ratio of Earnings to Fixed Charges	12
21.1		Subsidiaries of the Company	21
23.1		Consent of KPMG LLP	23
23.2		Consent of KPMG Cárdenas Dosal, S.C	23
31.1		Certification of Michael R. Haverty pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31
31.2		Certification of Michael W. Upchurch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31

		Regulation S-K
		Item 601(b)
Exhibit	Document	Exhibit

32.1	Certification of Michael R. Haverty furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	32
32.2	Certification of Michael W. Upchurch furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32