Form 10-Q
period 2009-03-31
KANSAS CITY SOUTHERN
filed 2009-04-30
CIK 54480

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 23, 2009

Common Stock, $0.01 per share par value	91,578,296 Shares

Kansas City Southern
Form 10-Q
March 31, 2009

Index

Kansas City Southern

Form 10-Q
March 31, 2009

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Introductory Comments.

The Consolidated Financial Statements included herein have been prepared by Kansas City Southern, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As used herein, “KCS” or the “Company” may refer to Kansas City Southern or, as the context requires, to one or more subsidiaries of Kansas City Southern. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed, or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the consolidated financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Results for the three months ended March 31, 2009 are not necessarily indicative of the results expected for the full year ending December 31, 2009.

Kansas City Southern

Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2009	2008
	(In millions, except share
	and per share amounts)
	(Unaudited)

Revenues	$346.0	$450.6

Operating expenses:
Compensation and benefits	78.0	101.8
Purchased services	44.5	51.2
Fuel	43.3	77.8
Equipment costs	39.1	44.4
Depreciation and amortization	47.1	40.3
Casualties and insurance	12.5	18.6
Materials and other	33.0	33.1

Total operating expenses	297.5	367.2

Operating income	48.5	83.4
Equity in net earnings of unconsolidated affiliates	1.0	4.1
Interest expense	(41.8)	(39.5)
Debt retirement costs	(5.9)	—
Foreign exchange gain (loss)	(5.1)	2.5
Other income	1.5	3.0

Income (loss) before income taxes and noncontrolling interest	(1.8)	53.5
Income tax expense	0.4	15.7

Net income (loss)	(2.2)	37.8
Noncontrolling interest	(0.1)	0.1

Net income (loss) attributable to Kansas City Southern and subsidiaries	(2.1)	37.7
Preferred stock dividends	5.4	4.8

Net income (loss) available to common shareholders	$(7.5)	$32.9

Earnings (loss) per share:
Basic earnings (loss) per share	$(0.08)	$0.43

Diluted earnings (loss) per share	$(0.08)	$0.39

Average shares outstanding (in thousands):
Basic	90,743	76,253
Potentially dilutive common shares	—	21,231

Diluted	90,743	97,484

See accompanying notes to consolidated financial statements.

Kansas City Southern

Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(In millions, except
	share amounts)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$141.7	$229.9
Accounts receivable, net	160.3	163.8
Restricted funds	38.2	34.0
Materials and supplies	95.2	96.3
Deferred income taxes	62.8	62.8
Other current assets	93.3	98.8

Total current assets	591.5	685.6
Investments	58.2	60.5
Property and equipment, net of accumulated depreciation of $924.2 million and $914.2 million at March 31, 2009 and December 31, 2008, respectively	3,501.4	3,416.3
Concession assets, net of accumulated amortization of $199.4 million and $186.5 million at March 31, 2009 and December 31, 2008, respectively	1,167.7	1,182.1
Deferred income taxes	46.9	36.4
Other assets	52.8	58.3

Total assets	$5,418.5	$5,439.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt due within one year	$23.1	$637.4
Accounts payable and accrued liabilities	460.9	455.4

Total current liabilities	484.0	1,092.8
Long-term debt	2,038.9	1,448.7
Deferred income taxes	501.5	492.4
Other noncurrent liabilities and deferred credits	214.1	220.1

Total liabilities	3,238.5	3,254.0

Commitments and contingencies	—	—
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding	6.1	6.1
Series D — cumulative convertible perpetual preferred stock, $1 par, 5.125%, 210,000 shares authorized and issued, 209,995 shares outstanding with a liquidation preference of $210.0 million at March 31, 2009 and December 31, 2008, respectively	0.2	0.2
$.01 par, common stock, 400,000,000 shares authorized; 106,252,860 shares issued at March 31, 2009 and December 31, 2008, respectively; 91,579,243 and 91,463,762 shares outstanding at March 31, 2009 and December 31, 2008, respectively	0.9	0.9
Paid-in capital	575.6	572.3
Retained earnings	1,330.1	1,337.6
Accumulated other comprehensive loss	(6.5)	(5.6)

Total stockholders’ equity	1,906.4	1,911.5
Noncontrolling interest	273.6	273.7

Total equity	2,180.0	2,185.2

Total liabilities and equity	$5,418.5	$5,439.2

See accompanying notes to consolidated financial statements.

Kansas City Southern

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2009	2008
	(In millions) (Unaudited)

Operating activities:
Net income (loss)	$(2.2)	$37.8
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	47.1	40.3
Deferred income taxes	(0.4)	15.6
Equity in undistributed earnings of unconsolidated affiliates	(1.0)	(4.1)
Share-based compensation	2.1	3.2
Other deferred compensation	(1.6)	4.6
Distributions from unconsolidated affiliates	—	4.0
Gain on sale of assets	(1.0)	(1.2)
Debt retirement costs	5.9	—
Changes in working capital items:
Accounts receivable	3.5	10.0
Materials and supplies	1.1	(6.0)
Other current assets	5.5	(9.2)
Accounts payable and accrued liabilities	5.5	6.3
Other, net	(0.7)	17.4

Net cash provided by operating activities	63.8	118.7

Investing activities:
Capital expenditures	(99.9)	(92.5)
Proceeds from disposal of property	3.7	2.3
Contribution from NS for MSLLC (net of change in restricted contribution)	(1.5)	14.8
Property investments in MSLLC	(17.8)	(16.9)
Other, net	—	(62.6)

Net cash used for investing activities	(115.5)	(154.9)

Financing activities:
Proceeds from issuance of long-term debt	214.0	72.8
Repayment of long-term debt	(238.7)	(15.3)
Debt costs	(9.3)	(0.5)
Proceeds from stock plans	0.3	1.1
Preferred stock dividends paid	(2.8)	(4.9)

Net cash provided by (used for) financing activities	(36.5)	53.2

Cash and cash equivalents:
Net increase (decrease) during each period	(88.2)	17.0
At beginning of year	229.9	55.5

At end of period	$141.7	$72.5

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interest

		$1 Par				Accumulated
	$25 Par	Cumulative	$.01 Par			Other
	Preferred	Preferred Stock	Common	Paid-in	Retained	Comprehensive	Noncontrolling
	Stock	Series D 5.125%	Stock	Capital	Earnings	Income (Loss)	Interest	Total
				(In millions)
				(Unaudited)

Balance at December 31, 2008	$6.1	$0.2	$0.9	$572.3	$1,337.6	$(5.6)	$273.7	$2,185.2

Comprehensive loss:
Net loss					(2.1)		(0.1)	(2.2)
Change in fair value of fuel swaps, net of tax benefit of $0.5 million						(1.0)		(1.0)
Cumulative translation adjustment — FTVM, net of tax benefit of $0.4 million						0.1		0.1

Comprehensive loss	—	—	—	—	(2.1)	(0.9)	(0.1)	(3.1)
Dividends on $25 par preferred stock ($0.25/share)					(0.1)			(0.1)
Dividends on series D cumulative preferred stock ($25.63/share)					(5.3)			(5.3)
Options exercised and stock subscribed				1.2				1.2
Share-based compensation				2.1				2.1

Balance at March 31, 2009	$6.1	$0.2	$0.9	$575.6	$1,330.1	$(6.5)	$273.6	$2,180.0

See accompanying notes to consolidated financial statements.

Kansas City Southern

Notes to Consolidated Financial Statements

1.	Accounting Policies and Interim Financial Statements.

In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the results for interim periods. All adjustments made were of a normal and recurring nature. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three months ended March 31, 2009, are not necessarily indicative of the results to be expected for the full year ending December 31, 2009. Certain prior year amounts have been reclassified to conform to the current year presentation.

Effective January 1, 2009, the Company adopted FASB Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”) on a prospective basis, except for the presentation and disclosure requirements, which apply retrospectively. As a result of the adoption, the Company reported noncontrolling interests as a separate component of equity in the consolidated balance sheets and the net income or loss attributable to noncontrolling interests is separately identified in the consolidated statements of operations. Prior period amounts have been reclassified to conform to the current period presentation as required by SFAS No. 160. These reclassifications did not have any impact on the Company’s previously reported results of operations.

2.	Share-Based Compensation.

Nonvested Stock.  The Kansas City Southern 2008 Stock Option and Performance Award Plan (“Stock Option and Performance Award Plan”) provides for the granting of nonvested stock awards to directors, officers and other designated employees and contractors. The grant date fair value is based on the closing market price on the date of the grant. These awards are subject to forfeiture if employment terminates during the vesting period, which is generally five year cliff vesting for employees and one year for directors. The grant date fair value of nonvested shares, less estimated forfeitures, is recorded to compensation expense on a straightline basis over the vesting period.

A summary of nonvested stock activity is as follows:

		Weighted-
		Average	Aggregate
	Number of	Grant Date	Intrinsic
	Shares	Fair Value	Value
			In millions

Nonvested stock at December 31, 2008	828,257	$31.74
Granted	55,724	17.51
Vested	(77,557)	27.67
Forfeited	(44,640)	29.21

Nonvested stock at March 31, 2009	761,784	$31.26	$9.7

Compensation cost related to nonvested stock was $1.8 million and $1.4 million for the three months ended March 31, 2009 and 2008, respectively. The total income tax benefit recognized in the statement of operations for nonvested stock awards was $0.7 million and $0.5 million for the three months ended March 31, 2009 and 2008, respectively.

As of March 31, 2009, $11.7 million of unrecognized compensation costs related to nonvested stock is expected to be recognized over a weighted-average period of 1.40 years. The fair value (at vest date) of shares vested during the three months ended March 31, 2009 was $1.4 million.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Performance Based Awards.  During 2008 and 2007, the Company granted performance based nonvested stock awards. The awards granted establish an annual target number of shares that generally vest at the end of a three year requisite service period following the grant date. In addition to the three year service condition, the number of nonvested shares to be received depends on the attainment of certain annual performance goals. The number of nonvested shares ultimately earned will range from zero to 200% of the annual target award.

A summary of performance based nonvested awards activity at target is as follows:

	Target Number of	Weighted-Average Grant
	Shares *	Date Fair Value

Nonvested stock at December 31, 2008	385,880	$32.71
Granted	4,165	16.78
Vested	(47,054)	30.57
Forfeited	(11,958)	30.98

Nonvested stock at March 31, 2009	331,033	$32.88

*	The performance shares earned in 2008 and 2007 were 92,324 and 119,226 which was approximately 62% and 120% of the annual target award granted for the 2008 and 2007 performance periods, respectively. For the 2009 performance period, participants in the aggregate can earn up to a maximum of 352,504 shares.

The Company expenses the grant date fair value of the awards which are probable of being earned based on forecasted annual performance goals over the three year performance period. Compensation expense on performance based awards was $0.1 million and $1.6 million for the three months ended March 31, 2009 and 2008, respectively. The total income tax benefit recognized in the statement of operations for performance based awards was less than $0.1 million and $0.6 million for the three months ended March 31, 2009 and 2008, respectively.

As of March 31, 2009, $0.9 million of unrecognized compensation cost related to performance based awards is expected to be recognized over a weighted-average period of 0.51 years. The unrecognized compensation cost includes only the amount determined to be probable of being earned based upon the attainment of the annual performance goals. The fair value (at vest date) of shares vested during the three months ended March 31, 2009 was $0.6 million.

3.	Earnings (Loss) Per Share Data.

Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Restricted stock granted to employees and officers is included in weighted average shares for purposes of computing basic earnings (loss) per common share as it is earned. Diluted earnings (loss) per share adjusts basic earnings (loss) per common share for the effects of potentially dilutive common shares, if the effect is not antidilutive. Potentially dilutive common shares include the dilutive effects of shares issuable upon the conversion of preferred stock to common stock and shares issuable under the Stock Option and Performance Award Plan.

The following table reconciles the weighted average shares used for the basic earnings (loss) per share computation to the shares used for the diluted earnings (loss) per share computation (in thousands):

	Three Months
	Ended March 31,
	2009	2008

Basic shares	90,743	76,253
Effect of dilution	—	21,231

Diluted shares	90,743	97,484

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

For the three months ended March 31, 2009, the assumed conversion of preferred stock to 7,000,000 shares of common stock and approximately 561,000 stock options were excluded from the computation of diluted shares because the impact would have been antidilutive due to the loss reported in the period. For the three months ended March 31, 2008, approximately 46,000 stock options were excluded from the computation of diluted shares because the impact would have been anti-dilutive as the option price was higher than the average market price.

The following table reconciles net income (loss) available to common stockholders for purposes of basic earnings (loss) per share to net income (loss) available to common stockholders for purposes of diluted earnings (loss) per share (in millions):

	Three Months
	Ended March 31,
	2009	2008

Net income (loss) available to common stockholders for purposes of computing basic earnings (loss) per share	$(7.5)	$32.9
Effect of dividends on conversion of convertible preferred stock	—	4.8

Net income (loss) available to common stockholders for purposes of computing diluted earnings (loss) per share	$(7.5)	$37.7

4.	Fair Value Measurements.

Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”), defines fair value, establishes a framework for measuring fair value and enhances disclosures regarding fair value measurements. KCS adopted SFAS 157 prospectively for financial assets and liabilities recognized at fair value on a recurring basis on January 1, 2008. Effective January 1, 2009, KCS adopted SFAS 157 prospectively for assets and liabilities recognized at fair value on a nonrecurring basis. These assets and liabilities are measured at fair value on an ongoing basis but are subject to fair value only in certain circumstances.

SFAS 157 requires all assets and liabilities recognized at fair value to be classified into a three-level hierarchy. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability.

Assets and liabilities measured at fair value on a recurring basis (in millions):

	Fair Value Measurements			Assets (Liabilities)
	Level 1	Level 2	Level 3	at Fair Value

March 31, 2009
Investments(i)	$—	$—	$9.8	$9.8
Derivative financial instruments	—	(8.6)	—	(8.6)

Net assets (liabilities), at fair value	$—	$(8.6)	$9.8	$1.2

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

	Fair Value Measurements			Assets (Liabilities)
	Level 1	Level 2	Level 3	at Fair Value

December 31, 2008
Investments(i)	$—	$—	$12.4	$12.4
Derivative financial instruments	—	(5.7)	—	(5.7)

Net assets (liabilities), at fair value	$—	$(5.7)	$12.4	$6.7

(i)	Investments with Level 1 and/or Level 2 inputs are classified as a Level 3 investment in their entirety if it has at least one significant Level 3 input.

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value.

Changes in Level 3 assets measured at fair value on a recurring basis (in millions):

	Three Months Ended March 31,
	2009	2008

Balance at beginning of year	$12.4	$37.8
Total gains/(losses) (realized and unrealized)	—	—
Purchases, issuances and settlements	(2.6)	(14.6)
Transfers in and/or out of level 3	—	—

Balance at end of period	$9.8	$23.2

5.	Derivative Instruments.

The Company does not engage in the trading of derivative financial instruments except where the Company’s objective is to manage the variability of forecasted interest payments attributable to changes in interest rates, fuel price risk, or foreign currency fluctuations. In general, the Company enters into derivative transactions in limited situations based on management’s assessment of current market conditions and perceived risks.

Interest Rate Swaps.  During 2008, the Company entered into five forward starting interest rate swaps, which have been designated as cash flow hedges under the Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The forward starting interest rate swaps effectively convert interest payments from variable rates to fixed rates. The swaps are highly effective as defined by SFAS 133 and as a result there will be de minimus statement of operations variability associated with ineffectiveness of these hedges. The hedging instruments have an aggregate notional amount of $250.0 million at an average fixed rate of 2.71%, with forward starting settlements indexed to the three-month LIBOR occurring every quarter, expiring September of 2010 through March of 2011.

Fuel Derivative Transactions.  In January 2009, the Company entered into fuel swap agreements, which have been designated as cash flow hedges under SFAS 133. The effective portion of the gain or loss on the derivative instruments is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of the effectiveness are recognized in current earnings. As of March 31, 2009, the Company has outstanding fuel swap agreements for 11.3 million gallons of diesel fuel purchases ratably through the end of 2009 at an average swap price of $1.74 per gallon.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Foreign Exchange Contracts.  The purpose of the foreign exchange contracts of Kansas City Southern de México, S.A. de C.V., a wholly-owned subsidiary of KCS (“KCSM”), is to limit exposure arising from exchange rate fluctuations in its Mexican peso-denominated monetary assets and liabilities. Management determines the nature and quantity of any hedging transactions based upon exposure and market conditions. These foreign currency contracts are accounted for as free-standing financial instruments and accordingly, all changes in fair value are recognized in earnings. As of March 31, 2009, the Company had one Mexican peso call option outstanding in the notional amount of $1.7 million based on the average exchange rate of Ps.12.5 per U.S. dollar. This call option will expire on May 29, 2009.

The following table presents the fair value of derivative instruments included in the consolidated balance sheet as of March 31, 2009 (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value

Derivatives designated as hedging instruments under SFAS 133:
Interest rate contracts	Other assets	$—	Other non-current liabilities & deferred credits	$6.0
Fuel swap contracts	Other current assets	—	Accounts payable & accrued liabilities	2.8

Total derivatives designated as hedging instruments under SFAS 133		—		8.8
Derivatives not designated as hedging instruments under SFAS 133:
Foreign exchange contracts	Other current assets	0.2	Accounts payable & accrued liabilities	—

Total		$0.2		$8.8

The following table presents the amounts affecting the consolidated statement of operations for the three months ended March 31, 2009 (in millions):

				Location of	Amount of
				Gain/ (Loss)	Gain/ (Loss)
		Location of	Amount of	Recognized in	Recognized in
	Amount of	Gain/(Loss)	Gain/(Loss)	Income on Derivative	Income on Derivative
	Gain/(Loss)	Reclassified from	Reclassified from	(Ineffective Portion	(Ineffective Portion
Derivatives in Cash	Recognized in	Accumulated OCI	Accumulated OCI	and Amount Excluded	and Amount Excluded
Flow Hedging	OCI on Derivative	into Income	into Income	from Effectiveness	from Effectiveness
Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)

Interest rate contracts	$(0.7)	Interest expense	$(0.7)	Interest expense	$—
Fuel swap contracts	(1.6)	Fuel expense	(0.2)	Fuel Expense	(2.0)

Total	$(2.3)		$(0.9)		$(2.0)

	Location of		Amount of
	Gain/(Loss)		Gain/(Loss)
	Recognized in		Recognized in
Derivatives not designated as	Income on		Income on
hedging instruments	Derivative		Derivative

Foreign exchange contracts	Other income (expense	)	$(0.1)

Total			$(0.1)

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

6.	Long-Term Debt.

On January 14, 2009, pursuant to an offer to purchase, The Kansas City Southern Railway Company, a wholly-owned subsidiary of KCS (“KCSR”) commenced a cash tender offer and consent solicitation for any and all outstanding $200.0 million KCSR 7 1/2% Senior Notes due June 15, 2009 (the “7 1/2% Senior Notes”). As of January 28, 2009 (the consent deadline), KCSR received consents in connection with the tender offer and consent solicitation from holders of over 88% of the 7 1/2% Senior Notes. On January 29, 2009, KCSR purchased the tendered notes in accordance with the terms of the tender offer with proceeds received in 2008 from the issuance of the $190.0 million 13.0% Senior Notes due December 28, 2013 and other borrowings. On March 16, 2009, the Company transferred $24.2 million in principal and interest to U.S. Bank N.A., the trustee, in connection with the legal defeasance of the 7 1/2% Senior Notes to be paid to the remaining holders upon maturity on June 15, 2009.

On February 11, 2009, KCSM entered into Amendment No. 3 and Waiver No. 2 (“KCSM Amendment No. 3”) to its unsecured credit agreement dated June 14, 2007 (the “2007 KCSM Credit Agreement”). KCSM Amendment No. 3 amended Section 7.4 of the 2007 KCSM Credit Agreement to permit KCSM’s loan of $4.2 million to Panama Canal Railway Company (“PCRC”) made on December 28, 2007. KCSM Amendment No. 3 also waived any Defaults or Events of Default (as defined in the 2007 KCSM Credit Agreement) resulting from KCSM’s compliance with Section 7.4 of the 2007 KCSM Credit Agreement prior to the effective date of KCSM Amendment No. 3.

On March 30, 2009, KCSM issued $200.0 million of 12 1/2% Senior Notes due April 1, 2016 (the “12 1/2% Senior Notes”), which bear interest semiannually at a fixed annual rate of 12 1/2%. The 12 1/2% Senior Notes were issued at a discount to par value, resulting in an $11.0 million discount and a yield to maturity of 13 3/4%. The 12 1/2% Senior Notes are unsecured, unsubordinated obligations and rank pari passu in right of payment with KCSM’s existing and future unsecured, unsubordinated obligations. KCSM used a portion of the net proceeds from the offering, to repay all amounts outstanding under the 2007 KCSM Credit Agreement. Upon repayment of the outstanding amounts, KCSM terminated the 2007 KCSM Credit Agreement, effective March 30, 2009. The 12 1/2% Senior Notes are redeemable at KCSM’s option in whole or in part on and after April 1, 2013, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2013 — 106.250%, 2014 — 103.125%, 2015 — 100.000%. In addition, KCSM may redeem up to 35% of the notes any time prior to April 1, 2012 from the proceeds of the sale of capital stock in KCSM or KCS. The 12 1/2% Senior Notes include certain covenants that restrict or prohibit certain actions.

7.	Commitments and Contingencies.

Concession Duty.  Under the Concession, the Mexican government has the right to receive a payment from KCSM equivalent to 0.5% of KCSM’s gross revenue during the first 15 years of the Concession period and 1.25% during the remaining years of the Concession period. For the three months ended March 31, 2009 and 2008, the concession duty expense amounted to $0.7 million, and $1.1 million, respectively, which was recorded within operating expenses.

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

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

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

Environmental remediation expense was $1.9 million and $1.8 million for the three months ended March 31, 2009 and 2008, respectively, and was included in casualties and insurance expense on the consolidated statements of operations. Additionally, as of March 31, 2009, KCS had a liability for environmental remediation of $6.5 million. This amount was derived from a range of reasonable estimates

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

based upon the studies and site surveys described above and in accordance with the Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”).

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

	Three Months Ended March 31,
	2009	2008

Balance at beginning of year	$90.7	$90.0
Accruals, net (includes the impact of actuarial studies)	5.2	6.0
Payments	(6.5)	(3.9)

Balance at end of period	$89.4	$92.1

The casualty claim reserve balance as of March 31, 2009 is based on an updated study of casualty reserves for data through November 30, 2008 and review of the last four month’s experience. The activity for the three months ended March 31, 2009 primarily relates to the net settlements and the reserves for Federal Employers Liability Act (“FELA”), third-party, and occupational illness claims. The changes to the reserve in the current year compared to the prior year primarily reflect litigation settlements and the current accruals related to the trend of loss experience since the date of the prior study.

Reflecting potential uncertainty surrounding the outcome of casualty claims, it is reasonably possible based on assessments that future costs to settle casualty claims may range from approximately $85 million to $94 million. While the final outcome of these claims cannot be predicted with certainty, management believes that the $89.4 million recorded is the best estimate of the Company’s future obligations for the settlement of casualty claims at March 31, 2009.

Management believes that previous reserve estimates for prior claims were reasonable based on current information available. The Company is continuing its practice of accruing monthly for estimated claim costs, including any changes recommended by completed studies and evaluation of recent known trends; based on this practice, management believes all accruals are appropriately reflected.

Antitrust Lawsuit.  In May 2007, KCSR, along with other Class I U.S. railroads (and, in some cases, the Association of American Railroads), was included in various Federal district court actions alleging that the railroads conspired to fix fuel surcharges in violation of U.S. antitrust laws. On November 6, 2007, the Judicial Panel on Multidistrict Litigation ordered that these putative class action cases be consolidated for pretrial handling before the United States District Court for the District of Columbia, where the matters remain pending (“the Multidistrict Litigation”). KCSR entered into an agreement with the plaintiffs in the Multidistrict Litigation to toll the statute of limitations as to KCSR and KCSR was not named as a defendant in the Consolidated Amended Complaint filed on April 15, 2008. The Multidistrict Litigation will proceed without KCSR as a party. In any event, KCSR maintains there is no merit to the price fixing allegations asserted against the Company. If KCSR is named as a defendant in lawsuits making such claims in the future, either in the Multidistrict Litigation or otherwise, the Company intends to vigorously contest such allegations.

Certain Disputes with Ferromex.  KCSM and Ferrocarril Mexicano, S.A. de C.V. (“Ferromex”) both initiated administrative proceedings seeking a determination by the Mexican Secretaría de Comunicaciones y

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Transportes (“Ministry of Communications and Transportation” or “SCT”) of the rates that the companies should pay each other in connection with the use of trackage rights. The SCT issued a ruling setting the rates for trackage rights in March of 2002. KCSM and Ferromex challenged the ruling.

Following the trial and appellate court decisions, in February 2006 the Mexican Supreme Court sustained KCSM’s appeal of the SCT’s trackage rights ruling, in effect vacating the ruling and ordering the SCT to issue a new ruling consistent with the Court’s decision. On June 27, 2008, KCSM was served with the new ruling issued by the SCT. In this ruling, the SCT established the consideration that KCSM and Ferromex must pay each other in connection with the use of the trackage rights granted in their respective concessions between 2002 and 2004, and further stated that in the event KCSM and Ferromex failed to reach an agreement in connection with the rates for the years after 2004, the SCT shall make a determination along the same lines. In September 2008, KCSM and Ferromex appealed this new ruling with the Mexican Tribunal Federal de Justicia Fiscal y Administrativa (“Administrative and Fiscal Federal Court”).

KCSM and Ferromex both initiated administrative proceedings seeking a determination by the SCT of the rates that the companies should pay each other in connection with the use of interline and terminal services. The SCT issued a ruling setting the rates for interline and terminal services in August of 2002. KCSM and Ferromex both challenged the ruling. In April 2005, the Administrative and Fiscal Federal Court ruled in favor of KCSM in the challenge to the SCT interline and terminal services decision. Ferromex, however, challenged this court ruling before the Fifteenth Collegiate Court, and the Court ruled in its favor. Both Ferromex and KCSM have challenged the ruling on different grounds. This most recent challenge is now before the Mexican Supreme Court, which as of the date of this filing has yet to issue a decision on the matter.

In addition to the above, Ferromex has filed three commercial proceedings against KCSM. In the first claim, which was served in 2001 and is related to the payment of consideration for interline services, KCSM received a favorable decision and Ferromex has been ordered to pay related costs and expenses. Ferromex has appealed the decision. KCSM received an unfavorable decision in the second claim filed in 2004 and has filed a challenge to this judgment, the outcome of which is still pending. The third claim, filed in 2006, is an action for access to records related to interline services between 2002 and 2004. A final decision has not been rendered on the third claim. KCSM is continually analyzing all of the records related to this dispute to determine the adequacy of the reserves for the amounts due to, as well as due from, Ferromex.

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

In March 2008, the Auto Manufacturer filed an arbitration suit against KCSM under a contract entered into in 1999 for services to the Auto Manufacturer’s plants in Mexico, which, as amended, had a stated termination date of January 31, 2008. The Auto Manufacturer claims that the contract was implicitly extended and continued in effect beyond its stated termination date, and that KCSM is therefore required to continue abiding by its terms, including, but not limited to, the rates contemplated in such contract. KCSM claims that the contract did in fact expire on its stated termination date of January 31, 2008, and that services rendered thereafter are thus subject to the general terms and conditions (including rates) applicable in the absence of a specific contract, pursuant to Mexican law. Accordingly, KCSM filed a counterclaim against the Auto Manufacturer to, among other things, recover the applicable rate difference between the rates under the contract and KCSM’s rates. The Auto Manufacturer is also seeking a declaration by the arbitrator that the rates being assessed by KCSM are discriminatory, even though the rates being charged are within the legal

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

rate limits set by Mexican law for such freight transportation. KCSM believes that the facts of this dispute provide it with strong legal arguments and intends to vigorously defend its claims in this proceeding. As a result, management believes the final resolution of these claims will not have any material impact on KCSM’s results of operations.

In May 2008, the arbitrator ordered that KCSM continue providing the service in the same way and at the same rates as it had done through March 2008, and ordered the Auto Manufacturer to provide a guaranty by depositing with KCSM the difference between the rates under the agreement and KCSM’s rates. KCSM initiated a judicial proceeding seeking enforcement of the Auto Manufacturer’s obligation to provide the guaranty and on January 8, 2009, KCSM received a court ruling ordering the Auto Manufacturer to deposit the amount of the guaranty with KCSM as required by the arbitrator. On February 11, 2009, the Auto Manufacturer was granted an injunction to avoid making the payment, but was ordered to provide a guaranty for the amount as determined by the court. The Auto Manufacturer posted a bond as a guaranty in March of 2009 and filed an appeal requesting that the amount of the guaranty be reduced. On April 2, 2009, the Collegiate Court reduced the amount of the guaranty to an amount it determined would compensate KCSM for the delay until the appeal was decided.

In May 2008, the SCT initiated a proceeding against KCSM, at the Auto Manufacturer’s request, alleging that KCSM impermissibly bundled international rail services and engaged in discriminatory pricing practices with respect to rail services provided by KCSM to the Auto Manufacturer. In March of 2009, the SCT issued a decision determining that KCSM had engaged in the activities alleged, but imposed no sanction since this was the first time KCSM had engaged in such activities. KCSM intends to challenge the SCT’s decision.

On July 23, 2008, the SCT delivered notice to KCSM of new proceedings against KCSM, claiming, among other things, that KCSM refused to grant Ferromex access to certain trackage over which Ferromex alleges it has trackage rights on six different occasions and thus denied Ferromex the ability to provide service to the Auto Manufacturer at this location.

KCSM does not believe that these SCT proceedings will have a material adverse effect on its results of operations or financial condition. However, if KCSM is ultimately sanctioned in connection with the bundling and discriminatory pricing practices alleged by the Auto Manufacturer, any such sanction would be considered a “generic” sanction under Mexican law (i.e., sanctions applied to conduct not specifically referred to in specific subsections of the Mexican railway law). If challenges against any such sanction are conclusively ruled adversely to KCSM and a sanction is effectively imposed, and if the SCT imposes other “generic” sanctions on four additional occasions over the remaining term of KCSM’s railroad concession from the Mexican government (“the Concession”), KCSM could be subject to possible future SCT action seeking revocation of its Concession. Likewise, if each of the six refusals to allow Ferromex to serve the Auto Manufacturer in Coahuila were to be finally decided to warrant a separate sanction, KCSM could be subject to a future SCT action seeking revocation of its Concession. Revocation of the Concession would materially adversely affect KCSM’s results of operations and financial condition.

Disputes Relating to the Scope of the Mandatory Trackage Rights.  KCSM and Ferromex are parties to various cases involving disputes over the application and proper interpretation of the mandatory trackage rights. In particular, in August 2002, the SCT issued a ruling related to Ferromex’s trackage rights in Monterrey, Nuevo León. KCSM and Ferromex both appealed the SCT’s ruling and after considerable litigation, on September 17, 2008, the Mexican Administrative and Fiscal Federal Court announced a decision, which if upheld, would grant Ferromex rights that KCSM believes to be broader than those set forth in both its and Ferromex’s concession titles. KCSM further believes that this decision conflicts with current applicable law and with relevant judicial precedents. KCSM has challenged such resolution and intends to continue to pursue all other remedies available to it. KCSM believes that there will be no material adverse effect on KCSM’s results of operations or financial condition from the outcome of this case.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Other SCT Sanction Proceedings.  In April 2006, the SCT initiated proceedings against KCSM, claiming that KCSM had failed to make certain minimum capital investments projected for 2004 and 2005 under its five-year business plan filed with the SCT prior to its April 2005 acquisition by Kansas City Southern (collectively, the “Capital Investment Proceedings”). KCSM believes it made capital expenditures exceeding the required amounts. KCSM responded to the SCT by providing evidence in support of its investments and explaining why it believes sanctions are not appropriate. In May 2007, KCSM was served with an SCT resolution regarding the Capital Investment Proceeding for 2004, where the SCT determined that KCSM had indeed failed to make the minimum capital investments required for such year, but resolved to impose no sanction as this would have been KCSM’s first breach of the relevant legal provisions. In June 2007, KCSM was served with an SCT resolution regarding the Capital Investment Proceeding for 2005, where the SCT determined that KCSM had indeed failed to make the minimum capital investments required for such year, and imposed a fine in the amount of Ps.46,800. KCSM has filed actions challenging both the 2004 and 2005 investment plan resolutions issued by the SCT. KCSM will have the right to challenge any adverse ruling by the Mexican Administrative and Fiscal Federal Court.

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

Mancera Proceeding.  In February 2006, Mancera Ernst & Young, S.C., (“Mancera”) filed a claim against KCSM seeking payment for an additional contingency fee for costs and expenses related to Mancera’s representation of KCSM in its value added tax or “VAT” claim against the Mexican government. Following litigation, KCSM was notified on February 10, 2009 that the Appeals Court of Mexico City released KCSM from any obligation for damages to Mancera but increased the amount of fees to be paid to Mancera above the contractual terms outlined in its engagement agreement with Mancera as interpreted by KCSM. KCSM has appealed this decision and intends to vigorously defend the matter. In addition, the Company believes that it has adequately reserved for its obligation and does not believe that the final resolution of this claim will have a material effect on the Company’s financial statements.

Third Party Contractual Agreements.  In the normal course of business, the Company enters into various third party contractual agreements related to the use of other railroads’ or municipalities’ infrastructure needed for the operations of the business. The Company is involved in certain disputes involving transportation rates and charges related to these agreements. While the outcome of these matters can not be predicted with certainty, the Company does not believe, when finally resolved, that these disputes will have a material effect on its results of operations or financial condition. However, an unexpected adverse resolution could have a material effect on the results of operations in a particular quarter or year.

Credit Risk.  The Company continually monitors risks related to the downturn in the economy and certain customer receivable concentrations. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or further weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and operating results. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded reserves for uncollectability based on its best estimate at March 31, 2009.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

8.	Geographic Information.

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

The following tables (in millions) provide information by geographic area pursuant to Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) as follows:

	Three Months
	Ended March 31,
Revenues	2009	2008

U.S.	$208.7	$244.6
Mexico	137.3	206.0

Total revenues	$346.0	$450.6

	March 31,	December 31,
Long-lived Assets	2009	2008

U.S.	$2,417.8	$2,342.1
Mexico	2,251.3	2,256.3

Total long-lived assets	$4,669.1	$4,598.4

9.	Condensed Consolidating Financial Information.

KCSR has outstanding $275.0 million of 8.0% Senior Notes due 2015 and $190.0 million of 13.0% Senior Notes due 2013, which are unsecured obligations of KCSR, which are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCS and certain wholly-owned domestic subsidiaries. As a result, the following accompanying condensed consolidating financial information (in millions) has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.” This condensed information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with U.S. GAAP. The 8.0% Senior Notes were registered by means of an amendment to KCS’ shelf registration statement filed and declared effective by the SEC on May 23, 2008. The 13.0% Senior Notes were registered under KCS’ shelf registration statement filed and declared effective by the SEC on November 21, 2008.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2009
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Revenues	$—	$183.9	$2.9	$166.2	$(7.0)	$346.0
Operating expenses	1.3	152.3	3.8	147.7	(7.6)	297.5

Operating income (loss)	(1.3)	31.6	(0.9)	18.5	0.6	48.5
Equity in net earnings of unconsolidated affiliates	5.8	0.5	—	1.0	(6.3)	1.0
Interest expense	(0.7)	(18.6)	—	(23.0)	0.5	(41.8)
Debt retirement costs	—	(5.3)	—	(0.6)	—	(5.9)
Foreign exchange loss	—	—	—	(5.1)	—	(5.1)
Other income	0.2	1.2	—	1.2	(1.1)	1.5

Income (loss) before income taxes and noncontrolling interest	4.0	9.4	(0.9)	(8.0)	(6.3)	(1.8)
Income tax expense (benefit)	6.2	4.4	(0.3)	(9.9)	—	0.4

Net income (loss)	(2.2)	5.0	(0.6)	1.9	(6.3)	(2.2)
Noncontrolling interest	—	—	—	(0.1)	—	(0.1)

Net income (loss) attributable to Kansas City Southern and subsidiaries	$(2.2)	$5.0	$(0.6)	$2.0	$(6.3)	$(2.1)

	Three Months Ended March 31, 2008
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Revenues	$—	$217.7	$4.1	$237.5	$(8.7)	$450.6
Operating expenses	3.2	189.4	6.2	177.5	(9.1)	367.2

Operating income (loss)	(3.2)	28.3	(2.1)	60.0	0.4	83.4
Equity in net earnings of unconsolidated affiliates	40.6	0.7	—	4.2	(41.4)	4.1
Interest expense	(0.5)	(16.3)	(0.3)	(22.6)	0.2	(39.5)
Foreign exchange gain	—	—	—	2.5	—	2.5
Other income	—	2.0	—	1.5	(0.5)	3.0

Income (loss) before income taxes and noncontrolling interest	36.9	14.7	(2.4)	45.6	(41.3)	53.5
Income tax expense (benefit)	(0.9)	6.3	(0.9)	11.2	—	15.7

Net income (loss)	37.8	8.4	(1.5)	34.4	(41.3)	37.8
Noncontrolling interest	0.1	—	—	—	—	0.1

Net income (loss) attributable to Kansas City Southern and subsidiaries	$37.7	$8.4	$(1.5)	$34.4	$(41.3)	$37.7

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2009
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Assets:
Current assets	$30.3	$178.0	$3.4	$397.8	$(18.0)	$591.5
Investments held for operating purposes and affiliate investment	2,143.6	33.2	1.9	1,705.9	(3,826.4)	58.2
Property and equipment, net	—	1,522.9	211.8	1,766.7	—	3,501.4
Concession assets, net	—	—	—	1,167.7	—	1,167.7
Deferred income taxes	—	—	—	46.9	—	46.9
Other assets	1.0	36.3	—	28.7	(13.2)	52.8

Total assets	$2,174.9	$1,770.4	$217.1	$5,113.7	$(3,857.6)	$5,418.5

Liabilities and equity:
Current liabilities	$363.0	$(308.4)	$120.4	$326.8	$(17.8)	$484.0
Long-term debt	0.2	889.5	0.4	1,148.8	—	2,038.9
Deferred income taxes	(23.5)	371.4	79.1	74.5	—	501.5
Other liabilities	4.0	131.4	7.3	84.8	(13.4)	214.1
Stockholders’ equity	1,831.2	655.1	9.9	3,205.2	(3,795.0)	1,906.4
Noncontrolling interest	—	31.4	—	273.6	(31.4)	273.6

Total liabilities and equity	$2,174.9	$1,770.4	$217.1	$5,113.7	$(3,857.6)	$5,418.5

	December 31, 2008
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Assets:
Current assets	$21.9	$354.0	$3.4	$319.6	$(13.3)	$685.6
Investments held for operating purposes and affiliate investment	2,280.4	45.2	1.8	722.8	(2,989.7)	60.5
Property and equipment, net	—	1,593.6	213.4	1,609.3	—	3,416.3
Concession assets, net	—	—	—	1,182.1	—	1,182.1
Deferred income taxes	—	—	—	36.4	—	36.4
Other assets	1.0	37.6	—	33.5	(13.8)	58.3

Total assets	$2,303.3	$2,030.4	$218.6	$3,903.7	$(3,016.8)	$5,439.2

Liabilities and equity:
Current liabilities	$415.1	$391.8	$120.7	$178.1	$(12.9)	$1,092.8
Long-term debt	0.2	454.1	0.6	993.8	—	1,448.7
Deferred income taxes	(27.5)	367.7	79.4	72.8	—	492.4
Other liabilities	4.0	134.3	7.5	88.5	(14.2)	220.1
Stockholders’ equity	1,911.5	651.1	10.4	2,296.8	(2,958.3)	1,911.5
Noncontrolling interest	—	31.4	—	273.7	(31.4)	273.7

Total liabilities and equity	$2,303.3	$2,030.4	$218.6	$3,903.7	$(3,016.8)	$5,439.2

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2009
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Operating activities:
Excluding intercompany activity	$64.8	$57.4	$0.8	$(59.2)	$—	$63.8
Intercompany activity	(53.4)	(103.5)	—	156.9	—	—

Net cash provided (used)	11.4	(46.1)	0.8	97.7	—	63.8

Investing activities:
Capital expenditures	—	(34.7)	(0.6)	(65.6)	1.0	(99.9)
Return of investment	—	—	—	65.0	(65.0)	—
Contribution from NS for MSLLC (net of change in restricted contribution)	—	—	—	(1.5)	—	(1.5)
Property investments in MSLLC	—	—	—	(17.8)	—	(17.8)
Loans to affiliates	(8.7)	—	—	—	8.7	—
Other investing activities	—	91.1	—	(86.4)	(1.0)	3.7

Net cash provided (used)	(8.7)	56.4	(0.6)	(106.3)	(56.3)	(115.5)

Financing activities:
Proceeds from issuance of long-term debt	—	33.7	—	189.0	(8.7)	214.0
Repayment of long-term debt	—	(204.7)	—	(34.0)	—	(238.7)
Debt costs	—	(5.1)	—	(4.2)	—	(9.3)
Other financing activities	(2.5)	—	—	(65.0)	65.0	(2.5)

Net cash provided (used)	(2.5)	(176.1)	—	85.8	56.3	(36.5)

Cash and cash equivalents:
Net increase (decrease)	0.2	(165.8)	0.2	77.2	—	(88.2)
At beginning of year	—	177.9	0.2	51.8	—	229.9

At end of period	$0.2	$12.1	$0.4	$129.0	$—	$141.7

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

	Three Months Ended March 31, 2008
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Operating activities:
Excluding intercompany activity	$3.4	$63.7	$1.2	$50.4	$—	$118.7
Intercompany activity	0.9	8.6	(0.7)	(8.8)	—	—

Net cash provided	4.3	72.3	0.5	41.6	—	118.7

Investing activities:
Capital expenditures	—	(43.6)	—	(48.9)	—	(92.5)
Contribution from NS for MSLLC (net of change in restricted contribution)	—	—	—	14.8	—	14.8
Property investments in MSLLC	—	—	—	(16.9)	—	(16.9)
Other investing activities	—	(34.8)	(0.5)	(25.0)	—	(60.3)

Net cash used	—	(78.4)	(0.5)	(76.0)	—	(154.9)

Financing activities:
Proceeds from issuance of long-term debt	—	—	—	72.8	—	72.8
Repayment of long-term debt	(0.4)	(4.6)	—	(10.3)	—	(15.3)
Other financing activities	(3.8)	—	—	(0.5)	—	(4.3)

Net cash provided (used)	(4.2)	(4.6)	—	62.0	—	53.2

Cash and cash equivalents:
Net increase (decrease)	0.1	(10.7)	—	27.6	—	17.0
At beginning of year	(0.2)	27.6	0.1	28.0	—	55.5

At end of period	$(0.1)	$16.9	$0.1	$55.6	$—	$72.5

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Kansas City Southern:

We have reviewed the accompanying consolidated balance sheet of Kansas City Southern and subsidiaries (the Company) as of March 31, 2009, the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2009 and 2008, and the related consolidated statement of changes in stockholders’ equity and noncontrolling interest for the three-month period ended March 31, 2009. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 13, 2009, we expressed an unqualified opinion on those consolidated financial statements. Our report refers to the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

Kansas City, Missouri
April 30, 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion below, as well as other portions of this Form 10-Q, contain forward-looking statements that are not based upon historical information. Such forward-looking statements are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-Q. Readers can identify these forward-looking statements by the use of such verbs as “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. The actual results of operations of Kansas City Southern (“KCS” or the “Company”) could materially differ from those indicated in forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for the year ended December 31, 2008, which is on file with the U.S. Securities and Exchange Commission (File No. 1-4717) incorporated by reference and in Part II Item 1A — “Risk Factors” in the Form 10-K and any updates contained herein. Readers are strongly encouraged to consider these factors when evaluating forward-looking statements. Forward-looking statements contained in this Form 10-Q will not be updated.

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

Critical Accounting Policies and Estimates.

The Company’s discussion and analysis of its financial position and results of operations is based upon its consolidated financial statements. The preparation of the financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets, and liabilities. The Company bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the accounting for assets and liabilities that are not readily apparent from other sources. If the estimates differ materially from actual results, the impact on the consolidated financial statements may be material. The Company’s critical accounting policies are disclosed in the 2008 annual report on Form 10-K. There have been no significant changes with respect to these policies during the first three months of 2009.

Overview.

The Company is engaged in the freight rail transportation business operating a single coordinated rail network under one reportable business segment. The primary operating subsidiaries of the Company consists of the following: The Kansas City Southern Railway Company (“KCSR”), Kansas City Southern de México, S.A. de C.V. (“KCSM”), Meridian Speedway, LLC (“MSLLC”), and The Texas Mexican Railway Company (“TexMex”). The Company generates revenues and cash flows by providing customers with freight delivery services within its regions, and throughout North America through connections with other Class I rail carriers. Customers conduct business in a number of different industries, including electric-generating utilities, chemical and petroleum products, industrial and consumer products, agriculture and mineral products, automotive products and intermodal transportation. Appropriate eliminations and reclassifications have been recorded in deriving consolidated financial statements.

First Quarter Analysis.

The Company reported quarterly losses of $0.08 per diluted share on consolidated net loss of $2.1 million for the three months ended March 31, 2009, compared to quarterly earnings of $0.39 per diluted share on consolidated net income of $37.7 million for the same period in 2008. This earnings decline reflects a 23.2% reduction in revenues during the three months ended March 31, 2009 as compared to the same period in 2008. This significant revenue decline was primarily driven by the economic downturn that has affected most business sectors, and has resulted in industry-wide declines in carload/unit volumes. The revenue declines were partially offset by reduced fuel costs, reflecting reduced consumption and prices, and increased efficiency. The revenue declines were further mitigated by the Company’s cost control program including modifications to the Company’s operations in response to volumes and reduced headcount; however, due to increased depreciation and amortization expense and because certain operating costs are fixed in the short-term, operating expenses as a percentage of revenues increased to 86.0% for the three months ended March 31, 2009 as compared to 81.5% for the same period in 2008.

Cash flows from operations decreased to $63.8 million as compared to $118.7 million for the three month periods ended March 31, 2009 and 2008, respectively, a decrease of $54.9 million from the prior year period. The decrease is primarily due to lower carload/unit volumes as previously discussed. Capital expenditures are a significant use of cash due to the capital intensive nature of railroad operations. Cash used for capital expenditures for the three months ended March 31, 2009 was $99.9 million as compared to $92.5 million for the same period in 2008.

Results of Operations.

Net income (loss) for the first quarter of 2009 decreased $39.8 million compared to the prior year first quarter.

The following summarizes KCS’ statement of operations (in millions):

	Three Months Ended
	March 31,		Change
	2009	2008	Dollars	Percent

Revenues	$346.0	$450.6	$(104.6)	(23)%
Operating expenses	297.5	367.2	(69.7)	(19)%

Operating income	48.5	83.4	(34.9)	(42)%
Equity in net earnings of unconsolidated affiliates	1.0	4.1	(3.1)	(76)%
Interest expense	(41.8)	(39.5)	(2.3)	6%
Debt retirement costs	(5.9)	—	(5.9)	100%
Foreign exchange gain (loss)	(5.1)	2.5	(7.6)	(304)%
Other income	1.5	3.0	(1.5)	(50)%

Income (loss) before income taxes and noncontrolling interest	(1.8)	53.5	(55.3)	(103)%
Income tax expense	0.4	15.7	(15.3)	(97)%

Net income (loss)	(2.2)	37.8	(40.0)	(106)%
Noncontrolling interest	(0.1)	0.1	(0.2)	(200)%

Net income (loss) attributable to Kansas City Southern and subsidiaries	$(2.1)	$37.7	$(39.8)	(106)%

Revenues.

The following summarizes revenues (in millions) and carload statistics (in thousands):

	Revenues				Carloads and Units
	Three Months Ended				Three Months Ended
	March 31,		Change		March 31,		Change
	2009	2008	Dollars	Percent	2009	2008	Units	Percent

Chemical and petroleum	$71.5	$86.7	$(15.2)	(18)%	55.5	61.6	(6.1)	(10)%
Industrial and consumer products	82.0	123.9	(41.9)	(34)%	66.1	94.8	(28.7)	(30)%
Agriculture and minerals	82.6	108.8	(26.2)	(24)%	62.2	71.8	(9.6)	(13)%

Total general commodities	236.1	319.4	(83.3)	(26)%	183.8	228.2	(44.4)	(19)%
Intermodal	30.6	35.8	(5.2)	(15)%	114.6	124.1	(9.5)	(8)%
Automotive	12.3	28.3	(16.0)	(57)%	10.6	27.2	(16.6)	(61)%
Coal	47.3	47.0	0.3	1%	75.0	72.8	2.2	3%

Carload revenues, carloads and units	326.3	430.5	(104.2)	(24)%	384.0	452.3	(68.3)	(15)%

Other revenue	19.7	20.1	(0.4)	(2)%

Total revenues(i)	$346.0	$450.6	$(104.6)	(23)%

(i) Included in revenues:
Fuel surcharge	$16.8	$41.6

For the three months ended March 31, 2009, revenues decreased $104.6 million compared to the same period in 2008, primarily due to the overall decrease in carload/unit volumes resulting from the downturn in the economy, decreased fuel surcharge, and fluctuations in the U.S. dollar against the Mexican peso exchange rate. Revenue per carload/unit decreased by 10.7% due to unfavorable commodity mix and fuel surcharge partially offset by an increase in core pricing.

Revenues by commodity
group for the three months
ended March 31, 2009

Chemical and petroleum. Revenues decreased $15.2 million for the three months ended March 31, 2009, compared to the same period in 2008, due to declines in volume and fuel surcharge. The decrease in demand for most chemical products was the result of the downturn in the economy. Plastic shipments to auto-related facilities also decreased, driven by the overall downturn in the automotive industry.
.
Industrial and consumer products. Revenues decreased $41.9 million for the three months ended March 31, 2009, compared to the same period in 2008, primarily due to decreases in volume and fuel surcharge. Forest products were affected by decreased demand, resulting from temporary mill shutdowns, bringing inventory in line with demand. Volumes in metals and scrap decreased primarily in pipe products and steel slab shipments. Pipe product volumes decreased as a result of lower demand for pipes used for drilling oil. Steel slab shipments decreased as the demand for products such as automobiles and appliances declined during the first quarter of 2009.

Agriculture and minerals. Revenues decreased $26.2 million for the three months ended March 31, 2009, compared to the same period in 2008, due to decreases in volume and fuel surcharge. Grain traffic accounted for the majority of the decrease in revenues and carloads as traffic patterns shifted due to reduced vessel freight rates and a decline in cross-border traffic into Mexico, as availability of crops in Mexico has been sufficient to meet the demand. These factors also resulted in a decrease in the length of haul and revenue per carload compared to the prior quarter.

Intermodal.  Revenues decreased $5.2 million for the three months ended March 31, 2009 compared to the same period in 2008, driven by decreases in volume and fuel surcharge. Due to the downturn in the economy, volumes of imports and exports of intermodal containerized business decreased.

Automotive.  Revenues decreased $16.0 million for the three months ended March 31, 2009, compared to the same period in 2008. The volume decrease was driven by the continued overall downturn in the automotive industry as consumer uncertainty and tightening credit markets have reduced overall demand for new vehicles and resulted in several unscheduled plant shutdowns.

Coal.  Revenue increased $0.3 million for the three months ended March 31, 2009, compared to the same period in 2008, due to increases in volume and length of haul resulting from increased demand and improved velocity for unit coal trains destined for coal-fired electric generating facilities. This overall revenue increase was partially offset by a decline in petroleum coke volumes, used primarily in the cement and steel industry, due to reduced demand in these markets.

Operating Expenses.

Operating expenses, as shown below (in millions), decreased $69.7 million for the three months ended March 31, 2009, when compared to the same period in 2008, primarily due to decreased carload/unit volumes, cost control actions and fluctuations in the U.S. dollar against the Mexican peso exchange rate. Certain prior period amounts have been reclassified to conform to the current year presentation.

	Three Months Ended
	March 31,		Change
	2009	2008	Dollars	Percent

Compensation and benefits	$78.0	$101.8	$(23.8)	(23)%
Purchased services	44.5	51.2	(6.7)	(13)%
Fuel	43.3	77.8	(34.5)	(44)%
Equipment costs	39.1	44.4	(5.3)	(12)%
Depreciation and amortization	47.1	40.3	6.8	17%
Casualties and insurance	12.5	18.6	(6.1)	(33)%
Materials and other	33.0	33.1	(0.1)	—

Total operating expenses	$297.5	$367.2	$(69.7)	(19)%

Compensation and benefits.  Compensation and benefits decreased $23.8 million for the three months ended March 31, 2009, compared to the same period in 2008, primarily due to the decrease in compensation and benefits paid in Mexico from the fluctuations of the U.S. dollar against the Mexican peso, lower incentive compensation expense, including the Mexico statutory profit sharing expense, and a reduction in head count due to cost control actions.

Purchased services.  Purchased services decreased $6.7 million for the three months ended March 31, 2009, compared to the same period in 2008, primarily due to an increase in car repairs billed to other railroads and joint facility income and a decrease in locomotive maintenance and corporate expenses, partially offset by an increase in track structure maintenance.

Fuel.  Fuel expense decreased $34.5 million for the three months ended March 31, 2009, compared with the same period in 2008, primarily due to lower diesel fuel prices, lower consumption and increased fuel efficiency.

Equipment costs.  Equipment costs decreased $5.3 million for the three months ended March 31, 2009, compared with the same period in 2008, primarily due to a decrease in the use of other railroads’ freight cars and lower freight car lease expense.

Depreciation and amortization.  Depreciation and amortization expenses increased $6.8 million for the three months ended March 31, 2009, compared to the same period in 2008, primarily due to a larger asset base reflecting recent capital expenditures to expand capacity.

Casualties and insurance.  Casualties and insurance expenses decreased $6.1 million for the three months ended March 31, 2009, compared to the same period in 2008, primarily due to fewer derailments and lower average cost per derailment and a reduction to a large derailment reserve reflecting management’s revised expectations regarding resolution.

Materials and other.  Materials and other expense decreased $0.1 million. Materials and supplies used for the maintenance of locomotives and freight cars and employee expenses were lower as compared to the same period in 2008. In addition, the first quarter of 2008 included a favorable outcome related to a legal dispute.

Non-Operating Expenses.

Equity in Net Earnings (Losses) of Unconsolidated Affiliates.  Equity in earnings from unconsolidated affiliates was $1.0 million for the three month period ended March 31, 2009, compared to $4.1 million for the same period in 2008. Significant components of this change are as follows:

•	Equity in earnings from the operations of PCRC was $0.3 million for the three month period ended March 31, 2009, compared to $1.5 million for the same period in 2008. The decrease is primarily due to a reduction in container volume attributable to the downturn in the economy.

•	Equity in earnings of Southern Capital Corporation, LLC was $1.1 million for the three month period ended March 31, 2009, compared to $1.3 million for the same period in 2008. The decrease is primarily attributed to a reduction in lease income due to casualty units as well as leases that expired in the fourth quarter of 2008.

•	KCSM’s equity in earnings of Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”) was a loss of $0.4 million for the three month period ended March 31, 2009, compared to earnings of $1.3 million for the same period in 2008. The decrease for the three months ended March 31, 2009 is primarily due to the decrease in operating income compared with the same period in 2008.

Interest Expense.  Interest expense increased by $2.3 million for the three months ended March 31, 2009, compared to the same period in 2008, mainly due to higher average debt balances.

Debt Retirement Costs.  Debt retirement costs were $5.9 million for the three months ended March 31, 2009. In January 2009, KCSR redeemed its 7 1/2% Senior Notes due June 15, 2009 and expensed $5.3 million for cash tender offer expenses and unamortized debt issuance costs. In addition, KCSM repaid all amounts outstanding under the 2007 KCSM Credit Agreement and upon termination, wrote-off the unamortized debt issuance cost related to this debt.

Foreign Exchange.  For the three months ended March 31, 2009 and 2008, the average Mexican peso exchange rate per U.S. dollar was Ps.14.49 and Ps.10.76, respectively, resulting in a foreign exchange loss of $5.1 million compared to a foreign exchange gain of $2.5 million for the same period in 2008.

Other Income.  Other income decreased by $1.5 million for the three months ended March 31, 2009, compared to the same period in 2008, primarily due to fees paid by KCSM related to an amendment to the 2007 KCSM Credit Agreement in the first quarter of 2009, decreases in gains on sale of property and lower dividend and interest income.

Income Tax Expense.  For the three months ended March 31, 2009, the income tax provision was $0.4 million as compared to $15.7 million for the same period in 2008. The decrease in income taxes was due to a pre-tax loss for the three months ended March 31, 2009 compared to pre-tax income for the same period in 2008, partially offset by adjustments related to the settlement of tax audits. The effective income tax rate was (22.2%) and 29.3% for the three months ended March 31, 2009 and 2008, respectively. The change in the effective tax rate was due to lower pre-tax income, a shift in the composition of income in different taxing jurisdictions and foreign exchange rate fluctuations.

Liquidity and Capital Resources.

Overview.

KCS’ primary uses of cash are to support operations; maintain and improve its railroad; pay debt service and preferred stock dividends; acquire new and maintain existing locomotives, rolling stock and other equipment; and meet other obligations. See “Cash Flow Information” below.

As of March 31, 2009, KCS has a debt capitalization ratio (total debt as a percentage of total debt plus total equity) of 48.6 percent. Its primary sources of liquidity are cash flows generated from operations, borrowings under its revolving credit facility and access to debt and equity capital markets. Although KCS has had more than adequate access to the capital markets, as a non-investment grade company, the financial terms under which funding is obtained often contain restrictive covenants. The covenants constrain financial flexibility by restricting or prohibiting certain actions, including the ability to incur additional debt for any purpose other than refinancing existing debt, create or suffer to exist additional liens, make prepayments of particular debt, pay dividends on common stock, make capital investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale-leaseback transactions. The Company was in compliance with all of its debt covenants as of March 31, 2009. On March 31, 2009, total available liquidity (the unrestricted cash balance plus revolving credit facility availability) was approximately $142 million.

The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to capital markets, and other available financing resources will be sufficient to fund anticipated operating, capital and debt service requirements and other commitments in the foreseeable future. KCS has no significant debt maturities until 2011. As previously announced, the Company intends to implement a program giving KCS the option of issuing equity up to an aggregate amount of $75 million from time to time and at its discretion. During the first quarter the Company continued to make capital investments to expand its system, primarily for the Victoria-Rosenberg line, which the Company expects to complete in the second quarter of 2009. The Company currently expects that capital expenditures in the second half of 2009 will be approximately half the capital spending of the first half of 2009.

KCS’ operating cash flow and financing alternatives can be unexpectedly impacted by various factors, some of which are outside of its control. For example, if KCS was to experience a continued reduction in revenues or a substantial increase in operating costs or other liabilities, its operating cash flows could be significantly reduced, increasing the risk of non-compliance with debt covenants. Additionally, the Company is subject to economic factors surrounding capital markets and its ability to obtain financing under reasonable terms is subject to market conditions. Recent volatility in capital markets and the tightening of market liquidity could impact KCS’ access to capital. Further, KCS’ cost of debt can be impacted by independent rating agencies, which assign debt ratings based on certain factors including credit measurements such as interest coverage and leverage ratios, liquidity and competitive position.

On March 24, 2009, Standard & Poor’s Rating Service (“S&P”) lowered the corporate rating on KCS from B+ to B, the senior secured debt rating from BB to BB-, the senior unsecured debt rating from BB- to B+, the preferred stock rating from CCC+ to CCC and placed all ratings for KCS on Credit Watch with negative implications. On April 6, 2009 S&P affirmed all of KCS’ ratings, removed the Company from Credit Watch and changed the outlook to negative. On March 23, 2009, Moody’s Investors Service (“Moody’s”) lowered the corporate family and senior unsecured debt ratings of KCSM from B1 to B2, affirmed the ratings of KCS and KCSR and changed the outlook from stable to negative for all issuers.

On January 14, 2009, pursuant to an offer to purchase, KCSR commenced a cash tender offer and consent solicitation for any and all outstanding $200.0 million KCSR 7 1/2% Senior Notes due June 15, 2009 (the “7 1/2% Senior Notes”). As of January 28, 2009 (the consent deadline), KCSR received consents in connection with the tender offer and consent solicitation from holders of over 88% of the 7 1/2% Senior Notes. On January 29, 2009, KCSR purchased the tendered notes in accordance with the terms of the tender offer with proceeds received in 2008 from the issuance of the $190.0 million 13.0% Senior Notes due December 28, 2013 and other borrowings. On March 16, 2009, the Company transferred $24.2 million in principal and interest to U.S. Bank N.A., the trustee, in connection with the legal defeasance of the 7 1/2% Senior Notes to be paid to the remaining holders upon maturity on June 15, 2009.

On March 30, 2009, KCSM issued $200.0 million of 12 1/2% Senior Notes due April 1, 2016 (the “12 1/2% Senior Notes”), which bear interest semiannually at a fixed annual rate of 12 1/2%. The 12 1/2% Senior Notes were issued at a discount to par value, resulting in an $11.0 million discount and a yield to maturity of 13 3/4%. The 12 1/2% Senior Notes are unsecured, unsubordinated obligations and rank pari passu in right of payment with KCSM’s existing and future unsecured, unsubordinated obligations. KCSM used a portion of the net proceeds from the offering, to repay all amounts outstanding under its unsecured credit agreement dated June 14, 2007 (the “2007 KCSM Credit Agreement”). Upon repayment of the outstanding amounts, KCSM terminated the 2007 KCSM Credit Agreement, effective March 30, 2009. The 12 1/2% Senior Notes are redeemable at KCSM’s option in whole or in part on and after April 1, 2013, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2013 — 106.250%, 2014 — 103.125%, 2015 — 100.000%. In addition, KCSM may redeem up to 35% of the notes any time prior to April 1, 2012 from the proceeds of the sale of capital stock in KCSM or KCS. The 12 1/2% Senior Notes include certain covenants that restrict or prohibit certain actions.

Cash Flow Information.

Summary cash flow data follows (in millions):

	Three Months Ended March 31,
	2009	2008

Cash flows provided by (used for):
Operating activities	$63.8	$118.7
Investing activities	(115.5)	(154.9)
Financing activities	(36.5)	53.2

Net increase (decrease) in cash and cash equivalents	(88.2)	17.0
Cash and cash equivalents beginning of year	229.9	55.5

Cash and cash equivalents end of period	$141.7	$72.5

During the three months ended March 31, 2009, the consolidated cash position decreased $88.2 million from December 31, 2008, primarily due to lower cash provided by operating activities, the repurchase and defeasance of the 7 1/2% Senior Notes and repayment of borrowings under the 2007 KCSM Credit Agreement, which was partially offset by the proceeds from the issuance of the 12 1/2% Senior Notes. As compared to the three months ended March 31, 2008, cash flows from operating activities decreased $54.9 million as a result of lower carload/unit volumes due to the downturn in the economy and decreased fuel surcharges. Net investing cash outflows decreased $39.4 million due to the purchase of locomotives in 2008 which were financed in the second quarter of 2008. Financing activity cash outflows increased $89.7 million due to the repurchase of the 7 1/2% Senior Notes, repayment of the 2007 KCSM Credit Agreement, partially offset by the proceeds from the issuance of the 12 1/2% Senior Notes.

KCS’ cash flow from operations has historically been sufficient to fund operations, roadway capital expenditures, other capital improvements and debt service. External sources of cash (principally bank debt, public and private debt, preferred stock and leases) have been used to refinance existing indebtedness and to fund acquisitions, new investments and equipment additions.

Capital Expenditures.

Capital improvements for roadway track structures and improvements are generally funded with cash flows from operations. KCS has historically used external sources such as loans or lease financing for equipment acquisition.

The following summarizes the cash capital expenditures by type (in millions):

	Three Months Ended
	March 31,
	2009	2008

Roadway capital program	$45.5	$49.5
Equipment	2.3	8.6
Capacity	44.2	20.0
Locomotive acquisitions	—	10.8
Information technology	2.7	2.0
Other	5.2	1.6

Total capital expenditures	$99.9	$92.5

For the three months ended March 31, 2009, approximately 45% of total capital expenditures related to the Victoria-Rosenberg line, which is expected to be substantially completed in the second quarter of 2009.

Other Matters.

Employee and Labor Relations.  KCSM union employees are covered by one labor agreement, which was signed on June 23, 1997, between KCSM and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (Mexican Railroad Union), for a term of 50 years, for the purpose of regulating the relationship between the parties and improving conditions for the union employees. Approximately 80% of KCSM employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other terms are subject to negotiation every two years. Compensation terms and other benefits have been renegotiated and KCSM finalized these terms with the union during the fourth quarter of 2008 with the exception of the KCSM retirement benefit which is still under negotiations. The anticipated resolution of the retirement benefit in 2009 is not expected to have a material impact to the consolidated financial statements. The union labor negotiation with the Mexican Railroad Union has not historically resulted in any strike, boycott, or other disruption in KCSM’s business operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There was no material change during the quarter from the information set forth in Part II, Item 7A. “Quantitative and Qualitative Disclosure about Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.	Controls and Procedures.

(a)	Disclosure Controls and Procedures

As of the end of the fiscal quarter for which this Quarterly Report on Form 10-Q is filed, the Company’s Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

For information related to the Company’s settlements and other legal proceedings, see Note 7, Commitments and Contingencies under Part I, Item 1, of this quarterly report on Form 10-Q.

Item 1A.	Risk Factors.

There were no material changes during the quarter in the Risk Factors disclosed in Item 1A — “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit No.	Description of Exhibits Filed with this Report

2.1	Registration Rights Agreement, dated March 30, 2009 (“2009 KCSM Registration Rights Agreement”), between Kansas City Southern de México, S.A. de C.V. (“KCSM”) and Banc of America Securities, LLC, as representative of the placement agents listed therein, is attached to this Form 10-Q as Exhibit 2.1.
4.1	Indenture, dated March 30, 2009, between KCSM and U.S. Bank National Association, as trustee (the “2009 KCSM Indenture”), is attached to this Form 10-Q as Exhibit 4.1.
10.1	2009 KCSM Registration Rights Agreement. (See Exhibit 2.1)
10.2	2009 KCSM Indenture (See Exhibit 4.1)
10.3	Amended and Restated Kansas City Southern Annual Incentive Plan, as approved by the Company’s Compensation and Organization Committee on March 10, 2009, is attached to this Form 10-Q as Exhibit 10.3.
10.4	English translation of the Employment Agreement, dated April 20, 2006, between Kansas City Southern de México, S.A. de C.V. and José Guillermo Zozaya Delano, is attached to this Form 10-Q as Exhibit 10.4
15.1	Letter regarding unaudited interim financial information is attached to this Form 10-Q as Exhibit 15.1.
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.1.
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.2.
32.1	Principal Executive Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.1.
32.2	Principal Financial Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.2.

Exhibit No.	Description of Exhibits Incorporated by Reference

10.5	Third Supplemental Indenture dated January 27, 2009, between The Kansas City Southern Railway Company, Kansas City Southern, Gateway Eastern Railway Company, Pabtex I, L.P., Pabtex GP, LLC, SIS Bulk Holding, Inc., Southern Development Company, Southern Industrial Services, Inc., and Trans-Serve, Inc., and U.S. Bank National Association, as Trustee filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on February 2, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.
10.6	Amendment No. 3 and Waiver No. 2 dated as of February 11, 2009, to the 2007 KCSM Credit Agreement filed as Exhibit 10.43.3 to the Company’s Annual Report on Form 10-K on February 17, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.6.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on April 30, 2009.

Kansas City Southern

/s/  Michael W. Upchurch
Michael W. Upchurch
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/  Mary K. Stadler
Mary K. Stadler
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)