Form 10-Q
period 2009-06-30
KANSAS CITY SOUTHERN
filed 2009-07-30
CIK 54480

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2009

Common Stock, $0.01 per share par value	94,873,924 Shares

Kansas City Southern
Form 10-Q
June 30, 2009

Index

Kansas City Southern

Form 10-Q
June 30, 2009

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

Introductory Comments.

The Consolidated Financial Statements included herein have been prepared by Kansas City Southern, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As used herein, “KCS” or the “Company” may refer to Kansas City Southern or, as the context requires, to one or more subsidiaries of Kansas City Southern. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted, pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the consolidated financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Results for the three and six months ended June 30, 2009 are not necessarily indicative of the results expected for the full year ending December 31, 2009.

Kansas City Southern

Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In millions, except share and per share amounts)
	(Unaudited)

Revenues	$341.3	$486.2	$687.3	$936.8

Operating expenses:
Compensation and benefits	79.1	96.4	157.1	198.2
Purchased services	46.0	53.5	90.5	104.7
Fuel	40.2	91.1	83.5	168.9
Equipment costs	41.2	46.4	80.3	90.8
Depreciation and amortization	47.6	40.2	94.7	80.5
Casualties and insurance	7.7	18.6	20.2	37.2
Materials and other	36.1	35.4	69.1	68.5

Total operating expenses	297.9	381.6	595.4	748.8

Operating income	43.4	104.6	91.9	188.0
Equity in net earnings of unconsolidated affiliates	2.0	4.7	3.0	8.8
Interest expense	(45.4)	(27.7)	(87.2)	(67.2)
Debt retirement costs	—	(5.6)	(5.9)	(5.6)
Foreign exchange gain	6.0	5.7	0.9	8.2
Other income	2.9	0.2	4.4	3.2

Income before income taxes and noncontrolling interest	8.9	81.9	7.1	135.4
Income tax expense	1.6	26.4	2.0	42.1

Net income	7.3	55.5	5.1	93.3
Noncontrolling interest	0.5	0.1	0.4	0.2

Net income attributable to Kansas City Southern and subsidiaries	6.8	55.4	4.7	93.1
Preferred stock dividends	0.1	4.9	5.5	9.7

Net income (loss) available to common shareholders	$6.7	$50.5	$(0.8)	$83.4

Earnings (loss) per share:
Basic earnings (loss) per share	$0.07	$0.64	$(0.01)	$1.07

Diluted earnings (loss) per share	$0.07	$0.56	$(0.01)	$0.94

Average shares outstanding (in thousands):
Basic	91,955	79,272	91,425	77,896
Potentially dilutive common shares	7,453	19,874	—	20,804

Diluted	99,408	99,146	91,425	98,700

See accompanying notes to consolidated financial statements.

Kansas City Southern

Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(In millions, except
	share amounts)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$62.3	$229.9
Accounts receivable, net	163.8	163.8
Restricted funds	45.0	34.0
Materials and supplies	114.3	96.3
Deferred income taxes	102.4	62.8
Other current assets	45.0	98.8

Total current assets	532.8	685.6
Investments	51.3	60.5
Property and equipment, net of accumulated depreciation of $876.2 million and $914.2 million at June 30, 2009 and December 31, 2008, respectively	3,544.4	3,416.3
Concession assets, net of accumulated amortization of $210.9 million and $186.5 million at June 30, 2009 and December 31, 2008, respectively	1,153.3	1,182.1
Deferred income taxes	10.9	36.4
Other assets	73.8	58.3

Total assets	$5,366.5	$5,439.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt due within one year	$21.6	$637.4
Accounts payable and accrued liabilities	364.1	455.4

Total current liabilities	385.7	1,092.8
Long-term debt	2,013.1	1,448.7
Deferred income taxes	500.4	492.4
Other noncurrent liabilities and deferred credits	213.5	220.1

Total liabilities	3,112.7	3,254.0

Commitments and contingencies	—	—
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding	6.1	6.1
Series D — cumulative convertible perpetual preferred stock, $1 par, 5.125%, 210,000 shares authorized and issued, 209,995 shares outstanding with a liquidation preference of $1,000 per share	0.2	0.2
$.01 par, common stock, 400,000,000 shares authorized; 109,457,760 and 106,252,860 shares issued at June 30, 2009 and December 31, 2008, respectively; 94,873,978 and 91,463,762 shares outstanding at June 30, 2009 and December 31, 2008, respectively	0.9	0.9
Paid-in capital	630.1	572.3
Retained earnings	1,336.8	1,337.6
Accumulated other comprehensive loss	(4.0)	(5.6)

Total stockholders’ equity	1,970.1	1,911.5
Noncontrolling interest	283.7	273.7

Total equity	2,253.8	2,185.2

Total liabilities and equity	$5,366.5	$5,439.2

See accompanying notes to consolidated financial statements.

Kansas City Southern

Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2009	2008
	(In millions)
	(Unaudited)

Operating activities:
Net income	$5.1	$93.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94.7	80.5
Deferred income taxes	1.5	41.3
Equity in undistributed earnings of unconsolidated affiliates	(3.0)	(8.8)
Share-based compensation	4.9	3.2
Other deferred compensation	(1.6)	8.1
Distributions from unconsolidated affiliates	—	12.7
Loss (gain) on sale of assets	(3.6)	0.7
Debt retirement costs	5.9	5.6
Changes in working capital items:
Accounts receivable	—	1.4
Materials and supplies	(18.0)	(14.4)
Other current assets	53.8	(45.2)
Accounts payable and accrued liabilities	(91.3)	(7.1)
Other, net	(9.3)	(5.9)

Net cash provided by operating activities	39.1	165.4

Investing activities:
Capital expenditures	(179.8)	(292.5)
Proceeds from disposal of property	7.9	6.8
Contribution from NS for MSLLC	—	15.0
Property investments in MSLLC	(12.3)	(16.9)
Other, net	0.5	(7.8)

Net cash used for investing activities	(183.7)	(295.4)

Financing activities:
Proceeds from issuance of long-term debt	189.8	357.8
Repayment of long-term debt	(250.1)	(234.4)
Debt costs	(9.3)	(10.9)
Proceeds from common stock issuance	51.3	—
Proceeds from stock plans	0.8	1.1
Preferred stock dividends paid	(5.5)	(9.7)

Net cash provided by (used for) financing activities	(23.0)	103.9

Cash and cash equivalents:
Net decrease during each period	(167.6)	(26.1)
At beginning of year	229.9	55.5

At end of period	$62.3	$29.4

See accompanying notes to consolidated financial statements.

Kansas City Southern

Notes to Consolidated Financial Statements

1.	Accounting Policies and Interim Financial Statements.

In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the results for interim periods. All adjustments made were of a normal and recurring nature. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009. Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Recent Accounting Pronouncements.

Effective January 1, 2009, the Company adopted Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”) on a prospective basis, except for the presentation and disclosure requirements, which apply retrospectively. As a result of the adoption, the Company reported noncontrolling interests as a separate component of equity in the consolidated balance sheets and the net income or loss attributable to noncontrolling interests is separately identified in the consolidated statements of operations. Prior period amounts have been reclassified to conform to the current period presentation as required by SFAS 160. These reclassifications did not have any impact on the Company’s previously reported results of operations.

In April of 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This statement also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. The Company has disclosed the fair value of financial instruments in Note 4.

In May of 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”) which established accounting and disclosure requirements for subsequent events. SFAS 165 details the period after the balance sheet date during which the Company should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. The Company adopted this statement prospectively for the period ended June 30, 2009 and has evaluated subsequent events through July 30, 2009, the filing date of this report, and no events or transactions require additional recognition or disclosure.

In June of 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 addresses the elimination of FIN 46(R)’s exceptions to consolidating qualifying special-purpose entities (the “QSPE”) which means more entities will be subject to consolidation assessments and reassessments. The statement requires ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity (“VIE”) and clarifies characteristics that identify a VIE. In addition, SFAS 167 requires additional disclosures about a company’s involvement with a VIE and any significant changes in risk exposure due to that involvement. This statement is effective for the Company beginning on January 1, 2010. The Company is currently evaluating the impact of the adoption of SFAS 167 but does not anticipate it will have a material impact on its results of operations and financial condition.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

In June of 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) to become the single source of authoritative U.S. GAAP (other than guidance issued by the SEC) superseding all then-existing non-SEC accounting and reporting standards. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP through the introduction of a new structure providing all authoritative literature to a topic in one place. The Codification is effective for interim and annual periods ending on or after September 15, 2009. The Company will reference the Codification beginning in the third quarter of fiscal 2009.

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

The following table reconciles the weighted average shares used for the basic earnings (loss) per share computation to the shares used for the diluted earnings (loss) per share computation (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Basic shares	91,955	79,272	91,425	77,896
Effect of dilution	7,453	19,874	—	20,804

Diluted shares	99,408	99,146	91,425	98,700

For the three months ended June 30, 2009 and 2008, approximately 72,000 and 11,000 stock options, respectively, were excluded from the computation of diluted shares because the impact would have been anti-dilutive as the options price was higher than the average market price. For the six months ended June 30, 2009, the assumed conversion of preferred stock to 7,000,000 shares of common stock and approximately 545,000 stock options were excluded from the computation of diluted shares because the impact would have been anti-dilutive due to the loss reported in the period. For the six months ended June 30, 2008, approximately 38,000 stock options were excluded from the computation of diluted shares because the impact would have been anti-dilutive as the options price was higher than the average market price.

The following table reconciles net income (loss) available to common stockholders for purposes of basic earnings (loss) per share to net income (loss) available to common stockholders for purposes of diluted earnings (loss) per share (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Net income (loss) available to common stockholders for purposes of computing basic earnings (loss) per share	$6.7	$50.5	$(0.8)	$83.4
Effect of dividends on conversion of convertible preferred stock	—	4.8	—	9.6

Net income (loss) available to common stockholders for purposes of computing diluted earnings (loss) per share	$6.7	$55.3	$(0.8)	$93.0

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

4.	Fair Value Measurements.

The Company’s short term financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of the short term financial instruments approximates the fair value due to their short term nature. These financial instruments have no stated maturities or the financial instruments have short term maturities that approximate market.

The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities. The fair value of the Company’s debt was $1,887.7 million and $1,911.5 million at June 30, 2009 and December 31, 2008, respectively. The financial statement carrying value was $2,034.7 million and $2,086.1 million at June 30, 2009 and December 31, 2008, respectively.

Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), defines fair value, establishes a framework for measuring fair value and enhances disclosures regarding fair value measurements. KCS adopted SFAS 157 prospectively for financial assets and liabilities recognized at fair value on a recurring basis on January 1, 2008. Effective January 1, 2009, KCS adopted SFAS 157 prospectively for non-financial assets and liabilities recognized at fair value on a nonrecurring basis. These assets and liabilities are measured at fair value on an ongoing basis but are subject to fair value only in certain circumstances.

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

Assets and liabilities measured at fair value on a recurring basis (in millions):

	Fair Value Measurements			Net Assets (Liabilities)
	Level 1	Level 2	Level 3	at Fair Value

June 30, 2009
Derivative financial instruments	$—	$(4.8)	$—	$(4.8)

Net assets (liabilities), at fair value	$—	$(4.8)	$—	$(4.8)

	Fair Value Measurements			Net Assets (Liabilities)
	Level 1	Level 2	Level 3	at Fair Value

December 31, 2008
Investments(i)	$—	$—	$12.4	$12.4
Derivative financial instruments	—	(5.7)	—	(5.7)

Net assets (liabilities), at fair value	$—	$(5.7)	$12.4	$6.7

(i)	Investments with Level 1 and/or Level 2 inputs are classified as a Level 3 investment in their entirety if it has at least one significant Level 3 input.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value.

Changes in Level 3 assets measured at fair value on a recurring basis (in millions):

	Three Months Ended June 30,
	2009	2008

Balance at beginning of period	$9.8	$23.2
Total gains/(losses) (realized and unrealized)	0.8	—
Purchases, issuances and settlements	(10.6)	(6.1)
Transfers in and/or out of level 3	—	—

Balance at end of period	$—	$17.1

	Six Months
	Ended June 30,
	2009	2008

Balance at beginning of period	$12.4	$37.8
Total gains/(losses) (realized and unrealized)	0.8	—
Purchases, issuances and settlements	(13.2)	(20.7)
Transfers in and/or out of level 3	—	—

Balance at end of period	$—	$17.1

5.	Derivative Instruments.

The Company does not engage in the trading of derivative financial instruments except where the Company’s objective is to manage the variability of forecasted interest payments attributable to changes in interest rates or fuel price risk. In general, the Company enters into derivative transactions in limited situations based on management’s assessment of current market conditions and perceived risks.

Interest Rate Swaps.  During 2008, the Company entered into five forward starting interest rate swaps, which have been designated as cash flow hedges under the Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The forward starting interest rate swaps effectively convert interest payments from variable rates to fixed rates. The swaps are highly effective as defined by SFAS 133 and as a result there will be de minimus earnings impact associated with ineffectiveness of these hedges. The hedging instruments have an aggregate notional amount of $250.0 million at an average fixed rate of 2.71%, with forward starting settlements indexed to the three-month LIBOR occurring every quarter, expiring September 2010 through March 2011.

Fuel Derivative Transactions.  In January 2009, the Company entered into fuel swap agreements, which had been designated as cash flow hedges under SFAS 133. The effective portion of the gain or loss on the derivative instruments was reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of the effectiveness were recognized in current earnings. During the second quarter of 2009, it became probable that the hedged transactions would not occur as forecasted. Therefore, the hedging relationship was dedesignated on May 31, 2009 and hedge accounting was discontinued. Changes in the fair value of the derivative instrument after dedesignation are recorded in earnings. As of June 30, 2009, $1.1 million gain is remaining in accumulated other comprehensive income and will be reclassified into earnings as the fuel swap agreements settle through the remainder of the year. As of June 30, 2009, the Company has outstanding fuel swap agreements for 7.6 million gallons of diesel fuel purchases ratably through the end of 2009 at an average swap price of $1.77 per gallon.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

The following table presents the fair value of derivative instruments included in the consolidated balance sheet as of June 30, 2009 (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value

Derivatives designated as hedging instruments under SFAS 133:
			Other non-current liabilities &
Interest rate contracts	Other assets	$—	deferred credits	$5.6

Total derivatives designated as hedging instruments under SFAS 133		—		5.6
Derivatives not designated as hedging instruments under SFAS 133:
			Accounts payable &
Fuel swap contracts	Other current assets	0.8	accrued liabilities	—

Total derivatives not designated as hedging instruments under SFAS 133		0.8		—

Total		$0.8		$5.6

The following table presents the amounts affecting the consolidated statement of operations for the three months ended June 30, 2009 (in millions):

				Location of	Amount of
				Gain/(Loss)	Gain/(Loss)
				Recognized in	Recognized in
	Amount of	Location of Gain/(Loss)	Amount of Gain/(Loss)	Income on Derivative	Income on Derivative
	Gain/(Loss)	Reclassified from	Reclassified from	(Ineffective Portion	(Ineffective Portion
Derivatives in Cash	Recognized in	Accumulated OCI	Accumulated OCI	and Amount Excluded	and Amount Excluded
Flow Hedging	OCI on Derivative	into Income	into Income	from Effectiveness	from Effectiveness
Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)

Interest rate contracts	$(0.5)	Interest expense	$(0.9)	Interest expense	$—
Fuel swap contracts	2.5	Fuel expense	—	Fuel Expense	—

Total	$2.0		$(0.9)		$—

	Location of
	Gain/(Loss)	Amount of Gain/(Loss)
	Recognized in	Recognized in
Derivatives not designated as	Income on	Income on
hedging instruments	Derivative	Derivative

Fuel swap contracts	Fuel expense	$0.8

Total		$0.8

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

The following table presents the amounts affecting the consolidated statement of operations for the six months ended June 30, 2009 (in millions):

				Location of	Amount of
				Gain/(Loss)	Gain/(Loss)
				Recognized in	Recognized in
	Amount of	Location of Gain/(Loss)	Amount of Gain/(Loss)	Income on Derivative	Income on Derivative
	Gain/(Loss)	Reclassified from	Reclassified from	(Ineffective Portion	(Ineffective Portion
Derivatives in Cash	Recognized in	Accumulated OCI	Accumulated OCI	and Amount Excluded	and Amount Excluded
Flow Hedging	OCI on Derivative	into Income	into Income	from Effectiveness	from Effectiveness
Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)

Interest rate contracts	$(1.2)	Interest expense	$(1.6)	Interest expense	$—
Fuel swap contracts	0.9	Fuel expense	(0.2)	Fuel Expense	(2.0)

Total	$(0.3)		$(1.8)		$(2.0)

	Location of	Amount of
	Gain/(Loss)	Gain/(Loss)
	Recognized in	Recognized in
Derivatives not designated as	Income on	Income on
hedging instruments	Derivative	Derivative

Fuel swap contracts	Fuel expense	$0.8

Total		$0.8

6.	Foreign Currency Balances.

At June 30, 2009, KCSM had financial assets and financial liabilities denominated in Mexican pesos of Ps.1,350.7 million and Ps.721.5 million, respectively. At December 31, 2008, KCSM had financial assets and financial liabilities denominated in Mexican pesos of Ps.1,377.4 million and Ps.649.3 million, respectively. At June 30, 2009 and at December 31, 2008, the exchange rate was Ps.13.2 and Ps.13.5, per U.S. dollar, respectively. Gains and losses resulting from the remeasurement of financial assets and liabilities is included in the foreign exchange gain on the statement of operations.

7.	ATM Equity Offering.

On April 27, 2009, the Company entered into an ATM Equity Offeringsm Sales Agreement with Bank of America Merrill Lynch, Pierce, Fenner & Smith, Incorporated pursuant to which they will act as the Company’s sales agent with respect to an offering and sale, at any time and from time to time, of the Company’s common stock, with an aggregate sales price of up to $75.0 million. During the three months ended June 30, 2009, the Company received proceeds of $51.3 million (net of commission of $1.0 million and fees and other expenses of $0.2 million) from the issuance of 3,204,900 common shares, at a weighted average sales price of $16.38, under the ATM Equity Offering.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

8.	Equity

The following tables summarizes the changes in stockholders’ equity (in millions):

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	Kansas City			Kansas City
	Southern			Southern
	Stockholders’	Noncontrolling		Stockholders’	Noncontrolling
	Equity	Interest	Total Equity	Equity	Interest	Total Equity

Beginning balance	$1,906.4	$273.6	$2,180.0	$1,765.6	$240.9	$2,006.5
Comprehensive income:
Net income	6.8	0.5	7.3	55.4	0.1	55.5
Unrealized gain on cash flow hedges, net of tax of $0.8 million and $0.9 million	1.2	—	1.2	1.3	—	1.3
Reclassification adjustment from cash flow hedges included in net income, net of tax of $0.2 million	0.7	—	0.7	—	—	—
Cumulative translation adjustment — FTVM, net of tax of $0.3 million	0.6	—	0.6	—	—	—

Comprehensive income	9.3	0.5	9.8	56.7	0.1	56.8
Contribution from noncontrolling interests	—	9.6	9.6	—	20.9	20.9
Common stock issued	51.3	—	51.3	—	—	—
Dividends on $25 par preferred stock	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Dividends on series C cumulative preferred stock	—	—	—	(2.1)	—	(2.1)
Dividends on series D cumulative preferred stock	—	—	—	(2.7)	—	(2.7)
Options exercised and stock subscribed	0.4	—	0.4	(0.4)	—	(0.4)
Tax benefit from share-based compensation	—	—	—	1.9	—	1.9
Share-based compensation	2.8	—	2.8	0.1	—	0.1

Ending balance	$1,970.1	$283.7	$2,253.8	$1,819.0	$261.9	$2,080.9

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Kansas City			Kansas City
	Southern			Southern
	Stockholders’	Noncontrolling		Stockholders’	Noncontrolling
	Equity	Interest	Total Equity	Equity	Interest	Total Equity

Beginning balance	$1,911.5	$273.7	$2,185.2	$1,726.3	$243.0	$1,969.3
Comprehensive income:
Net income	4.7	0.4	5.1	93.1	0.2	93.3
Unrealized gain (loss) on cash flow hedges, net of tax of $(0.1) million and $0.8 million	(0.2)	—	(0.2)	1.3	—	1.3
Reclassification adjustment from cash flow hedges included in net income, net of tax of $0.7 million	1.1	—	1.1	—	—	—
Cumulative translation adjustment - FTVM, net of tax benefit of $0.1 million	0.7	—	0.7	—	—	—

Comprehensive income	6.3	0.4	6.7	94.4	0.2	94.6
Contribution from noncontrolling interests	—	9.6	9.6	—	18.7	18.7
Common stock issued	51.3	—	51.3	—	—	—
Dividends on $25 par preferred stock	(0.1)	—	(0.1)	(0.2)	—	(0.2)
Dividends on series C cumulative preferred stock	—	—	—	(4.2)	—	(4.2)
Dividends on series D cumulative preferred stock	(5.4)	—	(5.4)	(5.3)	—	(5.3)
Options exercised and stock subscribed	1.6	—	1.6	2.8	—	2.8
Tax benefit from share-based compensation	—	—	—	2.0	—	2.0
Share-based compensation	4.9	—	4.9	3.2	—	3.2

Ending balance	$1,970.1	$283.7	$2,253.8	$1,819.0	$261.9	$2,080.9

As referred to in Note 2, the adoption of SFAS 160 has resulted in the reclassification of amounts previously attributable to minority interest, now referred to as noncontrolling interest, to a separate component of total equity in the consolidated balance sheet and net income attributable to noncontrolling interest is separately identified in the consolidated statements of operations. This reclassification had no effect on the Company’s previously reported results of operations.

Prior period amounts related to noncontrolling interest have been reclassified to conform to the current period presentation as required by SFAS 160.

9.	Commitments and Contingencies.

Concession Duty.  Under KCSM’s railroad concession from the Mexican government (the “Concession”), the Mexican government has the right to receive a payment from the Company equivalent to 0.5% of the gross revenue during the first 15 years of the Concession period and 1.25% of the gross revenue during the remaining years of the Concession period. For the three and six months ended June 30, 2009, the concession duty expense, which is recorded within operating expenses, amounted to $0.7 million and $1.5 million, compared to $1.2 million and $2.3 million for the same periods in 2008.

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

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

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

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Environmental remediation expense was $3.5 million and $2.6 million for the six months ended June 30, 2009 and 2008, respectively, and was included in casualties and insurance expense on the consolidated statements of operations. Additionally, as of June 30, 2009, KCS had a liability for environmental remediation of $6.3 million. This amount was derived from a range of reasonable estimates based upon the studies and site surveys described above and in accordance with the Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”).

Casualty Claim Reserves.  The Company’s casualty and liability reserve is based on semi-annual actuarial studies performed on an undiscounted basis. This reserve is based on personal injury claims filed and an estimate of claims incurred but not yet reported. While the ultimate amount of claims incurred is dependent on various factors, it is management’s opinion that the recorded liability is a reasonable estimate of aggregate future payments. Adjustments to the liability are reflected within operating expenses in the period in which changes to estimates are known. Casualty claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The activity in the reserve follows (in millions):

	Six Months Ended June 30,
	2009	2008

Balance at beginning of year	$90.7	$90.0
Accruals, net (includes the impact of actuarial studies)	—	10.2
Payments	(7.9)	(7.1)

Balance at end of period	$82.8	$93.1

The casualty claim reserve balance as of June 30, 2009 is based on an updated study of casualty reserves for data through May 31, 2009 and review of the last month’s experience. The activity for the six months ended June 30, 2009 primarily relates to the net settlements and the reserves for Federal Employers Liability Act (“FELA”), third-party, and occupational illness claims. The changes to the reserve in the current year compared to the prior year reflect the current accruals related to the favorable trend of loss experience, including favorable settlements and reduced number of claims, since the date of the prior study.

Reflecting potential uncertainty surrounding the outcome of casualty claims, it is reasonably possible based on assessments that future costs to settle casualty claims may range from approximately $79 million to $87 million. While the final outcome of these claims cannot be predicted with certainty, management believes that the $82.8 million recorded is the best estimate of the Company’s future obligations for the settlement of casualty claims at June 30, 2009.

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

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

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

Following the trial and appellate court decisions, in February 2006 the Mexican Supreme Court sustained KCSM’s appeal of the SCT’s trackage rights ruling, in effect vacating the ruling and ordering the SCT to issue a new ruling consistent with the Court’s decision. On June 27, 2008, KCSM was served with the new ruling issued by the SCT. In this ruling, the SCT established the consideration that KCSM and Ferromex must pay each other in connection with the use of the trackage rights granted in their respective concessions between 2002 and 2004, and further stated that in the event KCSM and Ferromex failed to reach an agreement in connection with the rates for the years after 2004, the SCT shall make a determination along the same lines. In September 2008, KCSM and Ferromex appealed this new ruling with the Mexican Tribunal Federal de Justicia Fiscal y Administrativa (“Administrative and Fiscal Federal Court”), which as of the date of this filing has yet to issue a decision on the matter.

KCSM and Ferromex both initiated administrative proceedings seeking a determination by the SCT of the rates that the companies should pay each other in connection with the use of interline and terminal services. The SCT issued a ruling setting the rates for interline and terminal services in August of 2002. KCSM and Ferromex both challenged the ruling. In April 2005, the Administrative and Fiscal Federal Court ruled in favor of KCSM in the challenge to the SCT interline and terminal services decision. Ferromex, however, challenged this court ruling before the Fifteenth Collegiate Court, and the Court ruled in its favor. Both Ferromex and KCSM appealed the ruling to the Mexican Supreme Court. On June 30, 2009 the Mexican Supreme Court sustained KCSM’s appeal and ordered the SCT to issue a new ruling consistent with the Court’s decision. As of the date of this filing, the SCT has not issued the new ruling on this matter.

In addition to the above, Ferromex has filed three commercial proceedings against KCSM. In the first claim, which was served in 2001 and is related to the payments for interline services, KCSM received a favorable decision and Ferromex has been ordered to pay related costs and expenses. Ferromex appealed the decision and a final decision favorable to KCSM was rendered in July of 2009. KCSM received an unfavorable decision in the second claim filed in 2004 and has filed a challenge to this judgment, the outcome of which is still pending. The third claim, filed in 2006, is an action for access to records related to interline services between 2002 and 2004. On May 28, 2009, the court ruled that the case should be dismissed and ordered Ferromex to pay KCSM judicial costs and expenses. On June 15, 2009, both parties appealed this ruling with the Local Court of Appeals. If the dismissal is upheld KCSM will be able to collect judicial cost and expenses. As of the date of this filing, the Court of Appeals has not resolved the appeals by Ferromex and KCSM.

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

Disputes Relating to the Scope of the Mandatory Trackage Rights.  KCSM and Ferromex are parties to various cases involving disputes over the application and proper interpretation of the mandatory trackage rights. In particular, in August 2002, the SCT issued a ruling related to Ferromex’s trackage rights in Monterrey, Nuevo León. KCSM and Ferromex both appealed the SCT’s ruling and after considerable litigation, on September 17, 2008, the Mexican Administrative and Fiscal Federal Court announced a decision favorable

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

to Ferromex. On November 24, 2008, KCSM and Ferromex challenged the decision of the Mexican Administrative and Fiscal Federal Court with the Fifth Civil Federal Court of Appeals.

KCSM was notified on June 30, 2009, that in a session held on June 29, 2009, the magistrates of the Fifth Civil Federal Court of Appeals in Mexico had decided to grant KCSM’s most recent appeal. As of the date of this filing, KCSM has not received the written resolution containing the decision of the Collegiate Court. KCSM believes that there will be no material adverse effect on KCSM’s results of operations or financial condition from the outcome of this case.

Other SCT Sanction Proceedings.  In April 2006, the SCT initiated proceedings against KCSM, claiming that KCSM had failed to make certain minimum capital investments projected for 2004 and 2005 under its five-year business plan filed with the SCT prior to its April 2005 acquisition by KCS (collectively, the “Capital Investment Proceedings”). KCSM believes it made capital expenditures exceeding the required amounts. KCSM responded to the SCT by providing evidence in support of its investments and explaining why it believes sanctions are not appropriate. In May 2007, KCSM was served with an SCT resolution regarding the Capital Investment Proceeding for 2004, where the SCT determined that KCSM had indeed failed to make the minimum capital investments required for such year, but resolved to impose no sanction as this would have been KCSM’s first breach of the relevant legal provisions. In June 2007, KCSM was served with an SCT resolution regarding the Capital Investment Proceeding for 2005, where the SCT determined that KCSM had indeed failed to make the minimum capital investments required for such year, and imposed a minimal fine. KCSM has filed actions challenging both the 2004 and 2005 investment plan resolutions issued by the SCT. KCSM will have the right to challenge any adverse ruling by the Mexican Administrative and Fiscal Federal Court.

In May 2008, the SCT initiated a proceeding against KCSM at the request of a Mexican subsidiary of a large U.S. Auto Manufacturer (the “Auto Manufacturer”), alleging that KCSM impermissibly bundled international rail services and engaged in discriminatory pricing practices with respect to rail services provided by KCSM to the Auto Manufacturer. In March 2009, the SCT issued a decision determining that KCSM had engaged in the activities alleged, but imposed no sanction since this was the first time KCSM had engaged in such activities. On May 6, 2009, KCSM challenged the SCT’s decision and the appeal is currently pending in the Administrative and Fiscal Federal Court.

On July 23, 2008, the SCT delivered notice to KCSM of new proceedings against KCSM, claiming, among other things, that KCSM refused to grant Ferromex access to certain trackage over which Ferromex alleges it has trackage rights on six different occasions and thus denied Ferromex the ability to provide service to the Auto Manufacturer at this location.

KCSM believes it has defenses to the imposition of sanctions for the forgoing proceedings and intends to vigorously contest these allegations. KCSM does not believe that these SCT proceedings will have a material adverse effect on its results of operations or financial condition. However, if KCSM is ultimately sanctioned by the SCT for “generic” sanctions on five occasions over the term of the Concession, KCSM could be subject to possible future SCT action seeking revocation of the Concession.

Disputes Relating to the Provision of Services to a Mexican subsidiary of a Large U.S. Auto Manufacturer.  KCSM is involved in several disputes related to providing service to a Mexican subsidiary of a large U.S. Auto Manufacturer (the “Auto Manufacturer”).

In March 2008, the Auto Manufacturer filed an arbitration suit against KCSM under a contract entered into in 1999 for services to the Auto Manufacturer’s plants in Mexico, which, as amended, had a stated termination date of January 31, 2008. The Auto Manufacturer claims that the contract was implicitly extended and continued in effect beyond its stated termination date, and that KCSM is therefore required to continue abiding by its terms, including, but not limited to, the rates contemplated in such contract. KCSM claims that the contract did in fact expire on its stated termination date of January 31, 2008, and that services rendered thereafter are thus subject to the general terms and conditions (including rates) applicable in the absence of a

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

specific contract, pursuant to Mexican law. Accordingly, KCSM filed a counterclaim against the Auto Manufacturer to, among other things; recover the applicable rate difference between the rates under the contract and KCSM’s rates. The Auto Manufacturer is also seeking a declaration by the arbitrator that the rates being assessed by KCSM are discriminatory, even though the rates being charged are within the legal rate limits set by Mexican law for such freight transportation. On May 18, 2009, the arbitrator issued an award on the first phase of the arbitration proceeding, ruling that the contract had terminated on May 8, 2008. KCSM will initiate a judicial proceeding with the civil court seeking the enforcement of the arbitration award. As of the date of this filing, the second phase of the arbitration proceeding regarding the declaration of the arbitrator that the rates assessed by KCSM are discriminatory has not been resolved. Management believes the final resolution of these claims will not have any material impact on KCSM’s results of operations.

In May 2008, the arbitrator ordered that KCSM continue providing the service in the same way and at the same rates as it had done through March 2008, and ordered the Auto Manufacturer to provide a guaranty by depositing with KCSM the difference between the rates under the agreement and KCSM’s rates. KCSM initiated a judicial proceeding seeking enforcement of the Auto Manufacturer’s obligation to provide the guaranty and on January 8, 2009, KCSM received a Civil Court ruling ordering the Auto Manufacturer to deposit the amount of the guaranty with KCSM as required by the arbitrator. On February 11, 2009, the Auto Manufacturer filed an appeal and was granted an injunction with the District Court to avoid making the payment, but was ordered to provide a guaranty for the amount as determined by the Civil Court. The Auto Manufacturer posted a bond as a guaranty in March of 2009 and filed an appeal requesting that the amount of the guaranty be reduced. On April 2, 2009, the Collegiate Court reduced the amount of the guaranty to an amount it determined would compensate KCSM for the delay until the appeal was decided. On May 22, 2009, a copy of the arbitration award was filed with the District Court so that it could be considered in the next ruling on the merits of the appeal. As of the date of this filing, the District Court has not resolved the appeal issued by the Auto Manufacturer.

Mancera Proceeding.  In February 2006, Mancera Ernst & Young, S.C., (“Mancera”) filed a claim against KCSM seeking payment for an additional contingency fee for costs and expenses related to Mancera’s representation of KCSM in its value added tax or “VAT” claim against the Mexican government. Following litigation, KCSM was notified on May 29, 2009, that in a session held on May 28, 2009, the magistrates of the Twelfth Civil Federal Court of Appeals in Mexico decided by majority vote to deny KCSM’s most recent appeal.

Though KCSM’s specific payment obligations resulting from the decision have not been determined, KCSM estimates that under the decision, KCSM’s obligation to Mancera on the principal claim will be $7.8 million. KCSM previously made a good faith payment to the Mexico courts of $2.6 million in December 2007. As a result of this decision, KCSM will be obligated to pay Mancera an additional $5.2 million on the principal claim within approximately four to six months. KCSM has exhausted its remedies with respect to the principal claim. On June 30, 2009, KCSM filed a new appeal with the Twelfth Civil Federal Court of Appeals with regard to the obligation to pay interest. If KCSM does not prevail in this new appeal and is finally condemned to pay the applicable interest, the amount of interest KCSM is required to pay will be determined in a separate proceeding, which it anticipates would take approximately twelve to sixteen months. Including a reserve for estimated interest potentially accruing from the settlement, KCSM recognized pre-tax expense of $7.0 million, in the second quarter of 2009 related to this court decision.

Third Party Contractual Agreements.  In the normal course of business, the Company enters into various third party contractual agreements related to the use of other railroads’ or municipalities’ infrastructure needed for the operations of the business. The Company is involved in certain disputes involving transportation rates and charges related to these agreements. While the outcome of these matters can not be predicted with certainty, the Company does not believe, when finally resolved, that these disputes will have a material effect on its results of operations or financial condition. However, an unexpected adverse resolution could have a material effect on the results of operations in a particular quarter or fiscal year.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Income tax.  Tax returns in Mexico from 2003 through the current year remain open to examination by the taxing authority in Mexico. The tax return for 2003 is currently under review. U.S. federal tax returns remain open for examination for years subsequent to 2003. The Company believes that an adequate provision has been made for any adjustment (tax and interest) that will be assessed for all open periods. However, an unexpected adverse resolution could have a material effect on the results of operations in a particular quarter or fiscal year.

Credit Risk.  The Company continually monitors risks related to the downturn in the economy and certain customer receivable concentrations. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or further weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and operating results. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional bad debt allowances may be required. The Company has recorded reserves for uncollectability based on its best estimate at June 30, 2009.

10.	Geographic Information.

The Company strategically manages its rail operations as one reportable business segment over a coordinated rail network that extends from the midwest and southeast portions of the United States south into Mexico and connects with other Class I railroads. Financial information reported at this level, such as revenues, operating income and cash flows from operations, is used by corporate management, including the Company’s chief operating decision-maker, in evaluating overall financial and operational performance, market strategies, as well as the decisions to allocate capital resources.

The following tables (in millions) provide information by geographic area pursuant to Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
Revenues	2009	2008	2009	2008

U.S.	$198.4	$265.2	$407.1	$509.8
Mexico	142.9	221.0	280.2	427.0

Total revenues	$341.3	$486.2	$687.3	$936.8

	June 30,	December 31,
Long-lived Assets	2009	2008

U.S.	$2,458.4	$2,342.1
Mexico	2,239.3	2,256.3

Total long-lived assets	$4,697.7	$4,598.4

11.	Condensed Consolidating Financial Information.

KCSR has outstanding $275.0 million of 8.0% Senior Notes due 2015 and $190.0 million of 13.0% Senior Notes due 2013, which are unsecured obligations of KCSR and are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCS and certain wholly-owned domestic subsidiaries. As a result, the following accompanying condensed consolidating financial information (in millions) has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.” This condensed information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with U.S. GAAP. The 8.0% Senior Notes were registered by means of an amendment to KCS’ shelf registration statement filed and declared effective by the SEC on May 23, 2008. The 13.0% Senior Notes were registered under KCS’ shelf registration statement filed and declared effective by the SEC on November 21, 2008.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2009
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Revenues	$—	$174.7	$3.3	$171.2	$(7.9)	$341.3
Operating expenses	1.2	138.4	5.6	161.3	(8.6)	297.9

Operating income (loss)	(1.2)	36.3	(2.3)	9.9	0.7	43.4
Equity in net earnings (losses) of unconsolidated affiliates	(0.2)	—	—	(15.4)	17.6	2.0
Interest income (expense)	0.6	(15.0)	—	(32.0)	1.0	(45.4)
Debt retirement costs	—	—	—	—	—	—
Foreign exchange gain	—	—	—	6.0	—	6.0
Other income	0.2	3.7	—	0.7	(1.7)	2.9

Income (loss) before income taxes and noncontrolling interest	(0.6)	25.0	(2.3)	(30.8)	17.6	8.9
Income tax expense (benefit)	(7.3)	10.3	(0.8)	(0.6)	—	1.6

Net income (loss)	6.7	14.7	(1.5)	(30.2)	17.6	7.3
Noncontrolling interest	—	—	—	0.5	—	0.5

Net income (loss) attributable to Kansas City Southern and subsidiaries	$6.7	$14.7	$(1.5)	$(30.7)	$17.6	$6.8

	Three Months Ended June 30, 2008
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Revenues	$—	$236.3	$4.4	$254.0	$(8.5)	$486.2
Operating expenses	2.3	188.2	6.0	194.0	(8.9)	381.6

Operating income (loss)	(2.3)	48.1	(1.6)	60.0	0.4	104.6
Equity in net earnings (losses) of unconsolidated affiliates	49.7	(2.2)	—	4.2	(47.0)	4.7
Interest income (expense)	4.8	(13.4)	1.8	(22.3)	1.4	(27.7)
Debt retirement costs	—	(5.6)	—	—	—	(5.6)
Foreign exchange gain	—	—	—	5.7	—	5.7
Other income	—	1.6	—	0.4	(1.8)	0.2

Income before income taxes and noncontrolling interest	52.2	28.5	0.2	48.0	(47.0)	81.9
Income tax expense (benefit)	(3.3)	13.1	0.1	16.5	—	26.4

Net income	55.5	15.4	0.1	31.5	(47.0)	55.5
Noncontrolling interest	0.1	—	—	—	—	0.1

Net income attributable to Kansas City Southern and subsidiaries	$55.4	$15.4	$0.1	$31.5	$(47.0)	$55.4

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS — (Continued)

	Six Months Ended June 30, 2009
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Revenues	$—	$358.6	$6.2	$337.4	$(14.9)	$687.3
Operating expenses	2.5	290.7	9.4	309.0	(16.2)	595.4

Operating income (loss)	(2.5)	67.9	(3.2)	28.4	1.3	91.9
Equity in net earnings (losses) of unconsolidated affiliates	5.6	0.4	—	(14.3)	11.3	3.0
Interest expense	(0.1)	(33.6)	—	(55.0)	1.5	(87.2)
Debt retirement costs	—	(5.3)	—	(0.6)	—	(5.9)
Foreign exchange gain	—	—	—	0.9	—	0.9
Other income	0.5	4.9	—	1.8	(2.8)	4.4

Income (loss) before income taxes and noncontrolling interest	3.5	34.3	(3.2)	(38.8)	11.3	7.1
Income tax expense (benefit)	(1.2)	14.7	(1.2)	(10.3)	—	2.0

Net income (loss)	4.7	19.6	(2.0)	(28.5)	11.3	5.1
Noncontrolling interest	—	—	—	0.4	—	0.4

Net income (loss) attributable to Kansas City Southern and subsidiaries	$4.7	$19.6	$(2.0)	$(28.9)	$11.3	$4.7

	Six Months Ended June 30, 2008
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Revenues	$—	$453.9	$8.5	$491.6	$(17.2)	$936.8
Operating expenses	5.6	377.5	12.2	371.5	(18.0)	748.8

Operating income (loss)	(5.6)	76.4	(3.7)	120.1	0.8	188.0
Equity in net earnings (losses) of unconsolidated affiliates	90.4	(1.5)	—	8.4	(88.5)	8.8
Interest income (expense)	4.3	(29.6)	1.5	(44.9)	1.5	(67.2)
Debt retirement costs	—	(5.6)	—	—	—	(5.6)
Foreign exchange gain	—	—	—	8.2	—	8.2
Other income	—	3.6	—	1.9	(2.3)	3.2

Income (loss) before income taxes and noncontrolling interest	89.1	43.3	(2.2)	93.7	(88.5)	135.4
Income tax expense (benefit)	(4.2)	19.4	(0.8)	27.7	—	42.1

Net income (loss)	93.3	23.9	(1.4)	66.0	(88.5)	93.3
Noncontrolling interest	0.2	—	—	—	—	0.2

Net income (loss) attributable to Kansas City Southern and subsidiaries	$93.1	$23.9	$(1.4)	$66.0	$(88.5)	$93.1

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2009
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Assets:
Current assets	$1.0	$173.7	$2.3	$361.4	$(5.6)	$532.8
Investments held for operating purposes and affiliate investment	2,146.2	33.2	1.9	1,681.7	(3,811.7)	51.3
Property and equipment, net	—	1,529.2	211.5	1,803.7	—	3,544.4
Concession assets, net	—	—	—	1,153.3	—	1,153.3
Deferred income taxes	—	—	—	10.9	—	10.9
Other assets	1.1	42.0	—	88.3	(57.6)	73.8

Total assets	$2,148.3	$1,778.1	$215.7	$5,099.3	$(3,874.9)	$5,366.5

Liabilities and equity:
Current liabilities	$279.0	$(340.6)	$121.4	$331.2	$(5.3)	$385.7
Long-term debt	0.2	904.2	0.4	1,153.3	(45.0)	2,013.1
Deferred income taxes	(29.8)	382.5	78.2	69.5	—	500.4
Other liabilities	4.0	128.9	7.2	86.1	(12.7)	213.5
Stockholders’ equity	1,894.9	671.7	8.5	3,175.5	(3,780.5)	1,970.1
Noncontrolling interest	—	31.4	—	283.7	(31.4)	283.7

Total liabilities and equity	$2,148.3	$1,778.1	$215.7	$5,099.3	$(3,874.9)	$5,366.5

	December 31, 2008
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Assets:
Current assets	$21.9	$354.0	$3.4	$319.6	$(13.3)	$685.6
Investments held for operating purposes and affiliate investment	2,280.4	45.2	1.8	722.8	(2,989.7)	60.5
Property and equipment, net	—	1,593.6	213.4	1,609.3	—	3,416.3
Concession assets, net	—	—	—	1,182.1	—	1,182.1
Deferred income taxes	—	—	—	36.4	—	36.4
Other assets	1.0	37.6	—	33.5	(13.8)	58.3

Total assets	$2,303.3	$2,030.4	$218.6	$3,903.7	$(3,016.8)	$5,439.2

Liabilities and equity:
Current liabilities	$415.1	$391.8	$120.7	$178.1	$(12.9)	$1,092.8
Long-term debt	0.2	454.1	0.6	993.8	—	1,448.7
Deferred income taxes	(27.5)	367.7	79.4	72.8	—	492.4
Other liabilities	4.0	134.3	7.5	88.5	(14.2)	220.1
Stockholders’ equity	1,911.5	651.1	10.4	2,296.8	(2,958.3)	1,911.5
Noncontrolling interest	—	31.4	—	273.7	(31.4)	273.7

Total liabilities and equity	$2,303.3	$2,030.4	$218.6	$3,903.7	$(3,016.8)	$5,439.2

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2009
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Operating activities:
Excluding intercompany activity	$73.2	$40.1	$2.2	$(76.4)	$—	$39.1
Intercompany activity	(120.8)	(76.4)	0.4	196.8	—	—

Net cash provided (used)	(47.6)	(36.3)	2.6	120.4	—	39.1

Investing activities:
Capital expenditures	—	(55.2)	(2.3)	(123.3)	1.0	(179.8)
Return of investment	—	—	—	65.0	(65.0)	—
Loan to related party	—	—	—	(45.0)	45.0	—
Property investments in MSLLC	—	—	—	(12.3)	—	(12.3)
Other investing activities	—	93.0	—	(83.6)	(1.0)	8.4

Net cash provided (used)	—	37.8	(2.3)	(199.2)	(20.0)	(183.7)

Financing activities:
Proceeds from issuance of long-term debt	0.8	53.7	—	189.0	(53.7)	189.8
Repayment of long-term debt	—	(223.2)	—	(35.6)	8.7	(250.1)
Proceeds from common stock issuance	51.3	—	—	—	—	51.3
Other financing activities	(4.7)	(5.1)	—	(69.2)	65.0	(14.0)

Net cash provided (used)	47.4	(174.6)	—	84.2	20.0	(23.0)

Cash and cash equivalents:
Net increase (decrease)	(0.2)	(173.1)	0.3	5.4	—	(167.6)
At beginning of year	—	177.9	0.2	51.8	—	229.9

At end of period	$(0.2)	$4.8	$0.5	$57.2	$—	$62.3

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS — (Continued)

	Six Months Ended June 30, 2008
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Operating activities:
Excluding intercompany activity	$3.5	$78.4	$(5.9)	$89.4	$—	$165.4
Intercompany activity	5.9	(23.5)	7.4	10.2	—	—

Net cash provided	9.4	54.9	1.5	99.6	—	165.4

Investing activities:
Capital expenditures	—	(104.7)	—	(187.8)	—	(292.5)
Contribution from NS for MSLLC	—	—	—	15.0	—	15.0
Property investments in MSLLC	—	—	—	(16.9)	—	(16.9)
Other investing activities	—	6.3	(1.4)	(5.9)	—	(1.0)

Net cash used	—	(98.4)	(1.4)	(195.6)	—	(295.4)

Financing activities:
Proceeds from issuance of long-term debt	—	275.0	—	82.8	—	357.8
Repayment of long-term debt	(0.6)	(232.8)	—	(1.0)	—	(234.4)
Other financing activities	(8.6)	(10.4)	—	(0.5)	—	(19.5)

Net cash provided (used)	(9.2)	31.8	—	81.3	—	103.9

Cash and cash equivalents:
Net increase (decrease)	0.2	(11.7)	0.1	(14.7)	—	(26.1)
At beginning of year	(0.2)	27.6	0.1	28.0	—	55.5

At end of period	$—	$15.9	$0.2	$13.3	$—	$29.4

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Kansas City Southern:

We have reviewed the accompanying consolidated balance sheet of Kansas City Southern and subsidiaries (the Company) as of June 30, 2009, the related consolidated statement of operations for the three-month and six-month periods ended June 30, 2009 and 2008, and the related consolidated statement of cash flows for the six-month periods ended June 30, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management.

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
July 30, 2009

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

Critical Accounting Policies and Estimates.

The Company’s discussion and analysis of its financial position and results of operations is based upon its consolidated financial statements. The preparation of the financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets, and liabilities. The Company bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the accounting for assets and liabilities that are not readily apparent from other sources. If the estimates differ materially from actual results, the impact on the consolidated financial statements may be material. The Company’s critical accounting policies are disclosed in the 2008 annual report on Form 10-K. There have been no significant changes with respect to these policies during the first six months of 2009.

Overview.

The Company is engaged in the freight rail transportation business operating a coordinated rail network under one reportable business segment. The primary operating subsidiaries of the Company consist of the following: The Kansas City Southern Railway Company (“KCSR”), Kansas City Southern de México, S.A. de C.V. (“KCSM”), Meridian Speedway, LLC (“MSLLC”), and The Texas Mexican Railway Company (“TexMex”). The Company generates revenues and cash flows by providing customers with freight delivery services within its regions, and throughout North America through connections with other Class I rail carriers. Customers conduct business in a number of different industries, including electric-generating utilities, chemical and petroleum products, industrial and consumer products, agriculture and mineral products, automotive products and intermodal transportation. Appropriate eliminations and reclassifications have been recorded in deriving consolidated financial statements.

Second Quarter Analysis.

The Company reported quarterly earnings of $0.07 per diluted share on consolidated net income of $6.8 million for the three months ended June 30, 2009, compared to quarterly earnings of $0.56 per diluted share on consolidated net income of $55.4 million for the same period in 2008. This earnings decline reflects a 29.8% reduction in revenues during the three months ended June 30, 2009 as compared to the same period in 2008. This significant revenue decline was primarily driven by the economic downturn that has affected most business sectors, and has resulted in industry-wide declines in carload/unit volumes. The revenue declines were partially offset by reduced fuel costs, reflecting reduced consumption and prices, and increased efficiency. The revenue declines were further mitigated by the Company’s cost control program including modifications to the Company’s operations in response to volumes, and reduced headcount; however, due to increased depreciation and amortization expense and because certain operating costs are fixed in the short-term, operating expenses as a percentage of revenues increased to 87.3% for the three months ended June 30, 2009 as compared to 78.5% for the same period in 2008.

Cash flows from operations decreased to $39.1 million as compared to $165.4 million for the six month periods ended June 30, 2009 and 2008, respectively. The decrease is due to lower carload/unit volumes as previously discussed. Net changes in working capital items for the six months ended June 30, 2009 used cash of $55.5 million, compared to $65.3 million in the prior period, primarily due to reduced accounts payable balances, reflecting reductions in capital spending and operating expenses, partially offset by a longer cash disbursement cycle. Capital expenditures are a significant use of cash due to the capital intensive nature of railroad operations. Cash used for capital expenditures for the six months ended June 30, 2009 was $179.8 million as compared to $292.5 million for the same period in 2008.

Results of Operations.

Net income decreased $48.6 million and $88.4 million for the three and six months ended June 30, 2009, when compared to the same periods in 2008.

The following summarizes KCS’ statement of operations (in millions):

	Three Months Ended
	June 30,		Change
	2009	2008	Dollars	Percent

Revenues	$341.3	$486.2	$(144.9)	(30)%
Operating expenses	297.9	381.6	(83.7)	(22)%

Operating income	43.4	104.6	(61.2)	(59)%
Equity in net earnings of unconsolidated affiliates	2.0	4.7	(2.7)	(57)%
Interest expense	(45.4)	(27.7)	(17.7)	64%
Debt retirement costs	—	(5.6)	5.6	(100)%
Foreign exchange gain	6.0	5.7	0.3	5%
Other income	2.9	0.2	2.7	1,350%

Income before income taxes and noncontrolling interest	8.9	81.9	(73.0)	(89)%
Income tax expense	1.6	26.4	(24.8)	(94)%

Net income	7.3	55.5	(48.2)	(87)%
Noncontrolling interest	0.5	0.1	0.4	400%

Net income attributable to Kansas City Southern and subsidiaries	$6.8	$55.4	$(48.6)	(88)%

	Six Months Ended
	June 30,		Change
	2009	2008	Dollars	Percent

Revenues	$687.3	$936.8	$(249.5)	(27)%
Operating expenses	595.4	748.8	(153.4)	(20)%

Operating income	91.9	188.0	(96.1)	(51)%
Equity in net earnings of unconsolidated affiliates	3.0	8.8	(5.8)	(66)%
Interest expense	(87.2)	(67.2)	(20.0)	30%
Debt retirement costs	(5.9)	(5.6)	(0.3)	5%
Foreign exchange gain	0.9	8.2	(7.3)	(89)%
Other income	4.4	3.2	1.2	38%

Income before income taxes and noncontrolling interest	7.1	135.4	(128.3)	(95)%
Income tax expense	2.0	42.1	(40.1)	(95)%

Net income	5.1	93.3	(88.2)	(95)%
Noncontrolling interest	0.4	0.2	0.2	100%

Net income attributable to Kansas City Southern and subsidiaries	$4.7	$93.1	$(88.4)	(95)%

Revenues.

The following summarizes revenues (in millions) and carload/unit statistics (in thousands):

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months Ended			Three Months Ended			Three Months Ended
	June 30,			June 30,			June 30,
	2009	2008	% Change	2009	2008	% Change	2009	2008	% Change

Chemical and petroleum	$79.2	$93.9	(16)%	58.7	64.6	(9)%	$1,349.2	$1,453.6	(7)%
Industrial and consumer products	83.3	140.0	(41)%	64.8	101.3	(36)%	1,285.5	1,382.0	(7)%
Agriculture and minerals	81.4	117.7	(31)%	59.3	75.6	(22)%	1,372.7	1,556.9	(12)%

Total general commodities	243.9	351.6	(31)%	182.8	241.5	(24)%	1,334.2	1,455.9	(8)%
Intermodal	32.2	40.3	(20)%	116.3	127.5	(9)%	276.9	316.1	(12)%
Automotive	6.2	32.1	(81)%	7.9	27.7	(71)%	784.8	1,158.8	(32)%
Coal	42.8	48.1	(11)%	70.9	68.7	3%	603.7	700.1	(14)%

Carload revenues, carloads and units	325.1	472.1	(31)%	377.9	465.4	(19)%	$860.3	$1,014.4	(15)%

Other revenue	16.2	14.1	15%

Total revenues(i)	$341.3	$486.2	(30)%

(i) Included in revenues:
Fuel surcharge	$13.4	$48.7

The following summarizes revenues (in millions) and carload/unit statistics (in thousands):

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Six Months Ended			Six Months Ended			Six Months Ended
	June 30,			June 30,			June 30,
	2009	2008	% Change	2009	2008	% Change	2009	2008	% Change

Chemical and petroleum	$150.7	$180.6	(17)%	114.2	126.2	(10)%	$1,319.6	$1,431.1	(8)%
Industrial and consumer products	165.3	263.9	(37)%	130.9	196.1	(33)%	1,262.8	1,345.7	(6)%
Agriculture and minerals	164.0	226.5	(28)%	121.5	147.4	(18)%	1,349.8	1,536.6	(12)%

Total general commodities	480.0	671.0	(28)%	366.6	469.7	(22)%	1,309.3	1,428.6	(8)%
Intermodal	62.8	76.1	(17)%	230.9	251.6	(8)%	272.0	302.5	(10)%
Automotive	18.5	60.4	(69)%	18.5	54.9	(66)%	1,000.0	1,100.2	(9)%
Coal	90.1	95.1	(5)%	145.9	141.4	3%	617.5	672.6	(8)%

Carload revenues, carloads and units	651.4	902.6	(28)%	761.9	917.6	(17)%	$855.0	$983.7	(13)%

Other revenue	35.9	34.2	5%

Total revenues(i)	$687.3	$936.8	(27)%

(i) Included in revenues:
Fuel surcharge	$30.2	$90.3

For the three and six months ended June 30, 2009, revenues decreased $144.9 million and $249.5 million compared to the same periods in 2008, primarily due to the overall decrease in carload/unit volumes resulting from the downturn in the economy, decreased fuel surcharge, and the effect of unfavorable fluctuations in the value of the U.S. dollar against the value of the Mexican peso for revenues denominated in Mexican pesos. Revenue per carload/unit decreased by 15.2% and 13.1% for the three and six months ended June 30, 2009, due to unfavorable commodity mix and reduced fuel surcharge partially offset by an increase in core pricing. The following discussion provides an analysis of revenues by commodity group:

Revenues by commodity
group for the three months
ended June 30, 2009

Chemical and petroleum. Revenues decreased $14.7 million and $29.9 million for the three and six months ended June 30, 2009, compared to the same periods in 2008, due to declines in volume, fuel surcharge, and unfavorable fluctuations in the value of the U.S. dollar against the value of the Mexican peso. The decrease in demand for chemical products was the result of the downturn in the economy. Plastic shipments to auto-related facilities also decreased, driven by the overall downturn in the automotive industry.

Industrial and consumer products. Revenues decreased $56.7 million and $98.6 million for the three and six months ended June 30, 2009, compared to the same periods in 2008, primarily due to decreases in volume, fuel surcharge, and unfavorable fluctuations in the value of the U.S. dollar against the value of the Mexican peso. Forest products were affected by decreased demand that resulted in temporary mill shutdowns to bring inventory in line with demand. Volumes in metals and scrap decreased primarily in pipe products and steel slab shipments. Pipe product volumes decreased as a result of lower demand for pipes used for drilling oil. Steel slab shipments decreased as the demand for products such as automobiles and appliances declined during the first half of 2009.

Revenues by commodity
group for the three months
ended June 30, 2009

Agriculture and minerals. Revenues decreased $36.3 million and $62.5 million for the three and six months ended June 30, 2009, compared to the same periods in 2008, due to decreases in volume, fuel surcharge, and unfavorable fluctuations in the value of the U.S. dollar against the value of the Mexican peso. Grain traffic accounted for the majority of the decrease as traffic patterns shifted due to a combination of factors. There was an abundant supply of grain, primarily corn that was grown in Mexico as well as an abundant supply of alternative grains, which drove a substitution and substantially reduced the length of haul. In addition, significantly lower vessel freight rates from U.S. ports along the Gulf of Mexico drove a substitution from rail to barge for certain shipments to Mexico.

Intermodal.  Revenues decreased $8.1 million and $13.3 million for the three and six months ended June 30, 2009 compared to the same periods in 2008, due to a reduction in volume driven by unfavorable fluctuations in the value of the U.S. dollar against the value of the Mexican peso and aggressive truck competition and decreased fuel surcharge. Additionally, cross border auto part shipments were reduced due to the bankruptcy of two U.S. automotive companies resulting in several unscheduled plant shutdowns.

Automotive.  Revenues decreased $25.9 million and $41.9 million for the three and six months ended June 30, 2009, compared to the same periods in 2008. The volume decrease was driven by the continued overall downturn in the automotive industry caused by consumer uncertainty and tightening credit markets. In addition, the bankruptcy of two U.S. automotive companies resulted in several unscheduled plant shutdowns.

Coal.  Revenue decreased $5.3 million and $5.0 million for the three and six months ended June 30, 2009, compared to the same periods in 2008. The decrease is due to a reduction in fuel surcharge and a decline in petroleum coke shipments going to the cement and steel industry markets in both the U.S. and Mexico which continues to be affected by the decline in construction projects. Unit coal volumes to existing electric generation customers increased in the first half of 2009, however, revenue per unit declined due to a reduction in fuel surcharge and a change in mix of business.

Operating Expenses.

Operating expenses, as shown below (in millions), decreased $83.7 million and $153.4 million for the three and six months ended June 30, 2009, when compared to the same periods in 2008, primarily due to decreased carload/unit volumes, fuel expense, cost control actions and the effect of favorable fluctuations in the value of the U.S. dollar against the value of the Mexican peso for operating expenses denominated in Mexican pesos. Certain prior period amounts have been reclassified to conform to the current year presentation.

	Three Months Ended
	June 30,		Change
	2009	2008	Dollars	Percent

Compensation and benefits	$79.1	$96.4	$(17.3)	(18)%
Purchased services	46.0	53.5	(7.5)	(14)%
Fuel	40.2	91.1	(50.9)	(56)%
Equipment costs	41.2	46.4	(5.2)	(11)%
Depreciation and amortization	47.6	40.2	7.4	18%
Casualties and insurance	7.7	18.6	(10.9)	(59)%
Materials and other	36.1	35.4	0.7	2%

Total operating expenses	$297.9	$381.6	$(83.7)	(22)%

	Six Months Ended
	June 30,		Change
	2009	2008	Dollars	Percent

Compensation and benefits	$157.1	$198.2	$(41.1)	(21)%
Purchased services	90.5	104.7	(14.2)	(14)%
Fuel	83.5	168.9	(85.4)	(51)%
Equipment costs	80.3	90.8	(10.5)	(12)%
Depreciation and amortization	94.7	80.5	14.2	18%
Casualties and insurance	20.2	37.2	(17.0)	(46)%
Materials and other	69.1	68.5	0.6	1%

Total operating expenses	$595.4	$748.8	$(153.4)	(20)%

Compensation and benefits.  Compensation and benefits decreased $17.3 million and $41.1 million for the three and six months ended June 30, 2009, compared to the same periods in 2008, primarily due to the decrease in compensation and benefits paid in Mexico from favorable fluctuations in the value of the U.S. dollar against the value of the Mexican peso, lower incentive compensation expense, including the Mexico statutory profit sharing expense, and a reduction in head count due to cost control actions.

Purchased services.  Purchased services decreased $7.5 million and $14.2 million for the three and six months ended June 30, 2009, compared to the same periods in 2008, primarily due to an increase in car repairs billed to other railroads and a decrease in locomotive maintenance and corporate expenses, partially offset by an increase in track structure maintenance.

Fuel.  Fuel expense decreased $50.9 million and $85.4 million for the three and six months ended June 30, 2009, compared with the same periods in 2008, primarily due to lower diesel fuel prices, lower consumption due to decreased carload/unit volumes, and increased fuel efficiency.

Equipment costs.  Equipment costs decreased $5.2 million and $10.5 million for the three and six months ended June 30, 2009, compared with the same periods in 2008, primarily due to a decrease in the use of other railroads’ freight cars.

Depreciation and amortization.  Depreciation and amortization expenses increased $7.4 million and $14.2 million for the three and six months ended June 30, 2009, compared to the same periods in 2008, primarily due to a larger asset base reflecting significant capital investments during 2008.

Casualties and insurance.  Casualties and insurance expenses decreased $10.9 million and $17.0 million for the three and six months ended June 30, 2009, compared to the same periods in 2008. The decreases are primarily due to a reduction in the personal injury reserve based on the semi-annual actuarial study completed in the second quarter of 2009, reflecting favorable claims experience. The company recorded a reduction to a large derailment reserve in the first quarter of 2009 reflecting management’s revised expectations regarding resolution. In addition, the company has experienced fewer derailments and a lower average cost per derailment.

Materials and other.  Materials and other expense increased $0.7 million and $0.6 million for the three and six months ended June 30, 2009, compared to the same periods in 2008, due to an unfavorable outcome related to a legal dispute, partially offset by a decrease in materials and supplies used for the maintenance of locomotives and freight cars, and lower employee expenses. In addition, the first quarter of 2008 included a reduction in a legal reserve.

Non-Operating Expenses.

Equity in Net Earnings (Losses) of Unconsolidated Affiliates.  Equity in earnings from unconsolidated affiliates was $2.0 million and $3.0 million for the three and six month periods ended June 30, 2009, compared to $4.7 million and $8.8 million for the same periods in 2008. Significant components of this change are as follows:

•	Equity in earnings from the operations of PCRC was $0.3 million and $0.6 million for the three and six month periods ended June 30, 2009, compared to $1.9 million and $3.4 million for the same periods in 2008. The decrease is primarily due to a reduction in container volume attributable to the downturn in the economy.

•	Equity in earnings of Southern Capital Corporation, LLC was $1.1 million and $2.2 million for the three and six month periods ended June 30, 2009, compared to $1.5 million and $2.8 million for the same periods in 2008. The decrease is primarily attributed to a reduction in lease income due to casualty units as well as leases that expired in the fourth quarter of 2008.

•	KCSM’s equity in earnings of Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”) was $0.6 million and $0.2 million for the three and six month periods ended June 30, 2009, compared to earnings of $1.3 million and $2.6 million for the same periods in 2008. The decrease is primarily due to the decline in volume due to the downturn in the economy and an adjustment related to negotiations of a maintenance agreement in the second quarter of 2008.

Interest Expense.  Interest expense increased by $17.7 million and $20.0 million for the three and six months ended June 30, 2009, compared to the same periods in 2008, due to interest expense reductions recorded in the second quarter of 2008 as a result of various tax-related settlements. In addition, increases are due to higher average interest rates and debt balances, and interest expense recognized from an unfavorable outcome related to a legal dispute in the second quarter of 2009.

Debt Retirement Costs.  Debt retirement costs for the six months ended June 30, 2009 and 2008 were $5.9 million and $5.6 million, respectively. In January 2009, KCSR redeemed its 7 1/2% Senior Notes due June 15, 2009 and expensed $5.3 million for cash tender offer expenses and unamortized debt issuance costs. In addition, KCSM repaid all amounts outstanding under the 2007 KCSM Credit Agreement and upon termination, wrote-off the unamortized debt issuance cost related to this debt. In May 2008, KCSR redeemed its 9 1/2% Senior Notes due October 1, 2008 and expensed $5.6 millions for cash tender offer expenses and unamortized debt issuance costs.

Foreign Exchange.  For the three and six months ended June 30, 2009 and 2008, the foreign exchange gain was $6.0 million and $0.9 million compared to a foreign exchange gain of $5.7 million and $8.2 million for the same periods in 2008, due to fluctuations in the value of the U.S. dollar versus the value of the Mexican peso.

Other Income.  Other income increased by $2.7 million and $1.2 million for the three and six months ended June 30, 2009, compared to the same periods in 2008, primarily due to increases in gains on sale of land.

Income Tax Expense.  For the three and six months ended June 30, 2009, income tax expense was $1.6 million and $2.0 million as compared to $26.4 million and $42.1 million for the same periods in 2008. The effective income tax rate was 18.0% and 28.2% for the three and six months ended June 30, 2009, as compared to 32.2% and 31.1% for the same periods in 2008. The changes in income tax expense and the effective tax rate were due to lower pre-tax income, a shift in the composition of income in different taxing jurisdictions and foreign exchange rate fluctuations.

Liquidity and Capital Resources.

Overview.

KCS’ primary uses of cash are to support operations; maintain and improve its railroad; pay debt service and preferred stock dividends; acquire new and maintain existing locomotives, rolling stock and other equipment; and meet other obligations. KCS’ cash flow from operations has historically been sufficient to fund operations, maintenance capital expenditures and debt service. External sources of cash (principally bank debt, public and private debt, preferred stock and leases) have been used to refinance existing indebtedness and to fund acquisitions, new investments and equipment additions. Due to the timing of debt refinancing activities and the downturn in the economy, the Company utilized $167.6 million of existing cash and cash equivalent balances to fund its operations during the six months ended June 30, 2009 — see “Cash Flow Information” below. On June 30, 2009, total available liquidity (the unrestricted cash balance plus revolving credit facility availability) was approximately $92 million.

The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to debt and equity capital markets, and other available financing resources will be sufficient to fund anticipated operating, capital and debt service requirements and other commitments in the foreseeable future. KCS has no significant debt maturities until 2011. As announced in the first quarter of 2009, the Company implemented a program giving KCS the option of issuing common stock up to an aggregate amount of $75.0 million from time to time and at its discretion. During the second quarter, the Company issued 3.2 million shares under this program, at a weighted average sales price of $16.38 per share. After related commissions and fees, the Company received net proceeds of $51.3 million. The Company expects to issue additional shares under the remaining program capacity. With the opening of the Victoria-Rosenberg line in the second quarter of 2009, the Company currently expects that capital spending in the second half of 2009 will be approximately 60% of the capital spending incurred during the first half of 2009.

As of June 30, 2009, KCS has a debt capitalization ratio (total debt as a percentage of total debt plus total equity) of 47.4 percent. Its primary sources of liquidity are cash flows generated from operations, borrowings under its revolving credit facility and access to debt and equity capital markets. Although KCS has had adequate access to the capital markets, as a non-investment grade company, the financial terms under which funding is obtained often contain restrictive covenants. The covenants constrain financial flexibility by restricting or prohibiting certain actions, including the ability to incur additional debt for any purpose other than refinancing existing debt, create or suffer to exist additional liens, make prepayments of particular debt, pay dividends on common stock, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale-leaseback transactions. The Company was in compliance with all of its debt covenants as of June 30, 2009.

KCS’ operating results and financing alternatives can be unexpectedly impacted by various factors, some of which are outside of its control. For example, if KCS was to experience a continued reduction in revenues or a substantial increase in operating costs or other liabilities, its earnings could be significantly reduced, increasing the risk of non-compliance with debt covenants. Additionally, the Company is subject to economic factors surrounding debt and equity capital markets and its ability to obtain financing or to issue equity under reasonable terms is subject to market conditions. Recent volatility in capital markets and the tightening of market liquidity could impact KCS’ access to capital. Further, KCS’ cost of debt can be impacted by independent rating agencies, which assign debt ratings based on certain factors including credit measurements such as interest coverage and leverage ratios, liquidity and competitive position.

As of June 30, 2009, Standard & Poor’s Rating Service (“S&P”) rated the senior secured debt as BB-, the senior unsecured debt as B+, and the preferred stock as CCC. S&P maintained a corporate rating of B and maintained a negative outlook. Moody’s Investors Service (“Moody’s”) rated the senior secured debt as Ba2, the senior unsecured debt as B2, and the preferred stock as B3. Moody’s maintained a corporate rating of B1 for KCS and B2 for KCSM and its outlook remains negative for all issuers.

Cash Flow Information.

Summary cash flow data follows (in millions):

	Six Months Ended June 30,
	2009	2008

Cash flows provided by (used for):
Operating activities	$39.1	$165.4
Investing activities	(183.7)	(295.4)
Financing activities	(23.0)	103.9

Net decrease in cash and cash equivalents	(167.6)	(26.1)
Cash and cash equivalents beginning of year	229.9	55.5

Cash and cash equivalents end of period	$62.3	$29.4

During the six months ended June 30, 2009, the consolidated cash position decreased $167.6 million from December 31, 2008, primarily due to lower cash provided by operating activities, the repurchase of the 7 1/2% Senior Notes and repayment of borrowings under the 2007 KCSM Credit Agreement, which was partially offset by the proceeds from the issuance of the 12 1/2% Senior Notes and issuance of common stock. As compared to the six months ended June 30, 2008, cash flows from operating activities decreased $126.3 million primarily as a result of lower carload/unit volumes due to the downturn in the economy. Net changes in working capital items for the six months ended June 30, 2009 used cash of $55.5 million, compared to $65.3 million in the prior period. During the six months ended June 30, 2009, accounts receivable balances were stable, as reduced revenue was offset by slower customer payments, reflecting the downturn in the economy. During the six months ended June 30, 2009, accounts payable decreased reflecting reductions in capital spending and operating expenses, partially offset by a longer cash disbursement cycle. The Company will continue to focus on liquidity, and expects to partially mitigate the increased accounts receivable days-sales-outstanding with increased days-payables-outstanding.

Net investing cash outflows decreased $111.7 million due to lower capital expenditures. Financing activity cash outflows increased $126.9 million due to the decrease in proceeds from issuance of long term debt, partially offset by the proceeds from issuance of common stock in the second quarter of 2009.

Capital Expenditures.

Capital improvements for roadway track structures and improvements are generally funded with cash flows from operations. KCS has historically used external sources such as loans or lease financing for capacity and equipment acquisition.

The following summarizes the cash capital expenditures by type (in millions):

	Six Months Ended
	June 30,
	2009	2008

Roadway capital program	$82.8	$117.7
Equipment	3.7	20.8
Capacity	77.7	65.3
Locomotive acquisitions	—	79.1
Information technology	4.3	4.0
Other	11.3	5.6

Total capital expenditures	$179.8	$292.5

For the six months ended June 30, 2009, approximately 43% of total capital expenditures related to the Victoria-Rosenberg line, which opened in the second quarter of 2009.

Other Matters.

Employee and Labor Relations.  KCSM union employees are covered by one labor agreement, which was signed on June 23, 1997, between KCSM and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (Mexican Railroad Union), for a term of 50 years, for the purpose of regulating the relationship between the parties and improving conditions for the union employees. Approximately 80% of KCSM employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other terms are subject to negotiation every two years. In June of 2009, the negotiation of the compensation terms and all other benefits was started with the Mexican Railroad Union. The retirement benefit plan is still under negotiation. The anticipated resolutions of these negotiations are not expected to have a material impact to the consolidated financial statements. The union labor negotiation with the Mexican Railroad Union has not historically resulted in any strike, boycott, or other disruption in KCSM’s business operations.

Approximately 80% of KCSR employees are covered by various collective bargaining agreements. KCSR participates in industry-wide bargaining as a member of the National Carriers Conference Committee. Long term settlement agreements were reached during 2007 and 2008 covering all of KCSR’s unionized work force through January 1, 2010.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There was no material change during the quarter from the information set forth in Part II, Item 7A. “Quantitative and Qualitative Disclosure about Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.	Controls and Procedures.

(a)	Disclosure Controls and Procedures

As of the end of the period for which this Quarterly Report on Form 10-Q is filed, the Company’s Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company held its 2009 Annual Meeting of Stockholders (“Annual Meeting”) on May 7, 2009. A total of 84,197,427 shares of the common stock, $.01 per share par value, and preferred stock, par value $25.00 per share, or 91.70% of the outstanding voting stock on the record date (91,817,980 shares), was represented at the Annual Meeting, thereby constituting a quorum. These shares voted together as a single class.

Proxies for the meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management’s nominees for directors as listed in such Proxy Statement and all such nominees were elected. Director Thomas A. McDonnell, who is the Chief Executive Officer and a member of the Board of Directors of DST Systems, Inc., received withhold vote recommendations from four proxy governance firms. These recommendations were based on the number of public company boards on which Mr. McDonnell served at the time the Company’s proxy statement was issued. Mr. McDonnell has indicated to the Company that he intends to reduce the number of public company boards on which he serves.

The voting for the election of directors was as follows:

Total Shares

Election of two Directors
(i) Michael R. Haverty
For	82,114,548
Against	—
Withheld	2,082,879

Total	84,197,427

(ii) Thomas A. McDonnell
For	39,020,510
Against	—
Withheld	45,176,917

Total	84,197,427

Listed below are the other matters voted on at the Company’s Annual Meeting. These matters are fully described in the Company’s Definitive Proxy Statement. The voting was as follows:

Total Shares

Ratification of the Audit Committee’s selection of KPMG LLP as KCS’ Independent Registered Public Accounting Firm for 2009
For	83,686,128
Against	358,818.0
Withheld	152,481

Total	84,197,427

Total Shares

Approval of 2009 Employee Stock Purchase Plan
For	74,408,240
Against	660,500
Withheld	90,471

Total	75,159,211

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit No.	Description of Exhibits Filed with this Report

15.1	Letter regarding unaudited interim financial information is attached to this Form 10-Q as Exhibit 15.1.
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.1.
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.2.
32.1	Principal Executive Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.1.
32.2	Principal Financial Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.2.
101	The following financial information from Kansas City Southern’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008, (ii) Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

Exhibit No.	Description of Exhibits Incorporated by Reference

10.1	ATM Equity Offeringsm Sales Agreement dated as of April 27, 2009, between the Company and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on May 1, 2009 (File No. 1-4717) is incorporated hereby by reference as Exhibit 10.1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on July 30, 2009.

Kansas City Southern

/s/  Michael W. Upchurch
Michael W. Upchurch
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/  Mary K. Stadler
Mary K. Stadler
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)