Form 10-Q
period 2009-09-30
KANSAS CITY SOUTHERN
filed 2009-10-29
CIK 54480

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2009

Common Stock, $0.01 per share par value	96,004,227 Shares

Kansas City Southern
Form 10-Q
September 30, 2009

Index

Kansas City Southern

Form 10-Q
September 30, 2009

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Introductory Comments

The Consolidated Financial Statements included herein have been prepared by Kansas City Southern, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As used herein, “KCS” or the “Company” may refer to Kansas City Southern or, as the context requires, to one or more subsidiaries of Kansas City Southern. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted, pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the consolidated financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results expected for the full year ending December 31, 2009.

Kansas City Southern

Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In millions, except share and per share amounts)
		(Unaudited)

Revenues	$386.1	$491.5	$1,073.4	$1,428.3

Operating expenses:
Compensation and benefits	83.4	93.1	240.5	291.3
Purchased services	36.4	51.0	126.9	155.7
Fuel	49.7	90.1	133.2	259.0
Equipment costs	41.8	44.6	122.1	135.4
Depreciation and amortization	44.8	42.7	139.5	123.2
Casualties and insurance	12.0	23.3	32.2	60.5
Materials and other	33.6	35.7	102.7	104.2

Total operating expenses	301.7	380.5	897.1	1,129.3

Operating income	84.4	111.0	176.3	299.0
Equity in net earnings of unconsolidated affiliates	1.9	5.0	4.9	13.8
Interest expense	(41.2)	(35.5)	(128.4)	(102.7)
Debt retirement costs	—	—	(5.9)	(5.6)
Foreign exchange gain (loss)	(1.5)	(7.5)	(0.6)	0.7
Other income, net	0.3	3.8	4.7	7.0

Income before income taxes and noncontrolling interest	43.9	76.8	51.0	212.2
Income tax expense	14.9	25.1	16.9	67.2

Net income	29.0	51.7	34.1	145.0
Noncontrolling interest	0.4	0.1	0.8	0.3

Net income attributable to Kansas City Southern and subsidiaries	28.6	51.6	33.3	144.7
Preferred stock dividends	2.8	2.7	8.3	12.4

Net income available to common shareholders	$25.8	$48.9	$25.0	$132.3

Earnings per share:
Basic earnings per share	$0.27	$0.55	$0.27	$1.62

Diluted earnings per share	$0.27	$0.52	$0.27	$1.46

Average shares outstanding (in thousands):
Basic	94,683	88,400	92,462	81,618
Potentially dilutive common shares	560	10,518	496	17,375

Diluted	95,243	98,918	92,958	98,993

See accompanying notes to consolidated financial statements.

Kansas City Southern

Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(In millions, except
	share amounts)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$108.9	$229.9
Accounts receivable, net	159.1	163.8
Restricted funds	38.7	34.0
Materials and supplies	104.3	96.3
Deferred income taxes	102.4	62.8
Other current assets	28.7	98.8

Total current assets	542.1	685.6
Investments	52.8	60.5
Property and equipment, net of accumulated depreciation of $891.8 million and $914.2 million at September 30, 2009 and December 31, 2008, respectively	3,581.4	3,416.3
Concession assets, net of accumulated amortization of $215.5 million and $186.5 million at September 30, 2009 and December 31, 2008, respectively	1,146.4	1,182.1
Deferred income taxes	7.9	36.4
Other assets	75.7	58.3

Total assets	$5,406.3	$5,439.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt due within one year	$107.4	$637.4
Accounts payable and accrued liabilities	365.1	455.4

Total current liabilities	472.5	1,092.8
Long-term debt	1,913.8	1,448.7
Deferred income taxes	509.5	492.4
Other noncurrent liabilities and deferred credits	206.4	220.1

Total liabilities	3,102.2	3,254.0

Commitments and contingencies	—	—
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding	6.1	6.1
Series D — cumulative convertible perpetual preferred stock, $1 par, 5.125%, 210,000 shares authorized and issued, 209,995 shares outstanding with a liquidation preference of $1,000 per share at September 30, 2009 and December 31, 2008, respectively	0.2	0.2
$.01 par, common stock, 400,000,000 shares authorized; 110,583,068 and 106,252,860 shares issued at September 30, 2009 and December 31, 2008, respectively; 96,006,526 and 91,463,762 shares outstanding at September 30, 2009 and December 31, 2008, respectively	0.9	0.9
Paid-in capital	655.0	572.3
Retained earnings	1,362.6	1,337.6
Accumulated other comprehensive loss	(4.8)	(5.6)

Total stockholders’ equity	2,020.0	1,911.5
Noncontrolling interest	284.1	273.7

Total equity	2,304.1	2,185.2

Total liabilities and equity	$5,406.3	$5,439.2

See accompanying notes to consolidated financial statements.

Kansas City Southern

Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2009	2008
	(In millions)
	(Unaudited)

Operating activities:
Net income	$34.1	$145.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	139.5	123.2
Deferred income taxes	16.2	66.0
Equity in undistributed earnings of unconsolidated affiliates	(4.9)	(13.8)
Share-based compensation	6.4	5.3
Other deferred compensation	(1.7)	8.3
Distributions from unconsolidated affiliates	—	14.3
Gain on sale of assets	(3.7)	(1.9)
Excess tax benefit from share-based compensation	—	(2.0)
Debt retirement costs	5.9	5.6
Changes in working capital items:
Accounts receivable	4.7	24.5
Materials and supplies	(8.0)	(8.1)
Other current assets	36.2	(49.1)
Accounts payable and accrued liabilities	(4.7)	18.7
Other, net	(11.3)	(2.9)

Net cash provided by operating activities	208.7	333.1

Investing activities:
Capital expenditures	(299.2)	(415.6)
Proceeds from disposal of property	13.6	17.6
Contribution from NS for MSLLC	—	15.0
Property investments in MSLLC	(18.2)	(19.4)
Other, net	(9.0)	(14.9)

Net cash used for investing activities	(312.8)	(417.3)

Financing activities:
Proceeds from issuance of long-term debt	189.8	399.9
Repayment of long-term debt	(264.5)	(258.9)
Debt costs	(9.3)	(12.7)
Proceeds from common stock issuance	73.9	—
Proceeds from employee stock plans	1.5	7.3
Excess tax benefit from share-based compensation	—	2.0
Preferred stock dividends paid	(8.3)	(12.4)

Net cash provided by (used for) financing activities	(16.9)	125.2

Cash and cash equivalents:
Net increase (decrease) during each period	(121.0)	41.0
At beginning of year	229.9	55.5

At end of period	$108.9	$96.5

See accompanying notes to consolidated financial statements.

Kansas City Southern

Notes to Consolidated Financial Statements

1.	Accounting Policies, Interim Financial Statements and Basis of Presentation

In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the results for interim periods. All adjustments made were of a normal and recurring nature. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The Company has evaluated subsequent events through October 29, 2009, the date that these financial statements were issued and determined that no subsequent events occurred that would require additional recognition or disclosure. These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009. Certain prior year amounts have been reclassified to conform to the current year presentation.

During the third quarter of 2009, the Company identified that changes in accounts payable and accrued liabilities related to capital spending had not been correctly presented in the Company’s prior period consolidated cash flow statements. Changes in these accruals had previously been classified within cash flows from operating activities and should have been classified as capital expenditures within investing activities, in order to report capital expenditures on a cash basis rather than on an accrual basis. The accompanying consolidated cash flow statement for the nine months ended September 30, 2009 presents capital expenditures on a cash basis. This misclassification was not material to net cash provided by operating activities, capital expenditures, and net cash used by investing activities for the nine months ended September 30, 2008.

2.	Recent Accounting Pronouncements

Effective January 1, 2009, the Company adopted, on a prospective basis, new accounting guidance on noncontrolling interests in consolidated financial statements except for the presentation and disclosure requirements, which apply retrospectively. As a result of the adoption, the Company reports noncontrolling interests as a separate component of equity in the consolidated balance sheets and the net income or loss attributable to noncontrolling interests is separately identified in the consolidated statements of operations. Prior period amounts have been reclassified to conform to the current period presentation as required under the accounting guidance. These reclassifications did not have any impact on the Company’s previously reported results of operations.

In June of 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 addresses the elimination of FIN 46(R)’s exceptions to consolidating qualifying special-purpose entities, which means more entities will be subject to consolidation assessments and reassessments. The statement requires ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity (“VIE”) and clarifies characteristics that identify a VIE. In addition, SFAS 167 requires additional disclosures about a company’s involvement with a VIE and any significant changes in risk exposure due to that involvement. This statement is effective for the Company beginning on January 1, 2010. The Company is currently evaluating the impact of the adoption of SFAS 167 but does not anticipate it will have a material impact on its results of operations and financial condition.

3.	Earnings Per Share Data

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Restricted stock granted to employees and officers is included in weighted average shares as it is earned for purposes of computing basic earnings per common share. Diluted earnings per share adjusts basic earnings per common share for the effects

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

of potentially dilutive common shares, if the effect is not anti-dilutive. Potentially dilutive common shares include the dilutive effects of shares issuable upon the conversion of preferred stock to common stock and shares issuable under the Stock Option and Performance Award Plan.

The following table reconciles the weighted average shares used for the basic earnings per share computation to the shares used for the diluted earnings per share computation (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Basic shares	94,683	88,400	92,462	81,618
Effect of dilution	560	10,518	496	17,375

Diluted shares	95,243	98,918	92,958	98,993

Potentially dilutive shares excluded from the calculation (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Stock options where the exercise price is greater than
the average market price of common shares	49	15	75	15
Convertible preferred stock which is anti-dilutive	7,000	—	7,000	—

The following table reconciles net income available to common stockholders for purposes of basic earnings per share to net income available to common stockholders for purposes of diluted earnings per share (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Net income available to common stockholders for purposes of computing basic earnings per share	$25.8	$48.9	$25.0	$132.3
Effect of dividends on conversion of convertible preferred stock	—	2.7	—	12.3

Net income available to common stockholders for
purposes of computing diluted earnings per share	$25.8	$51.6	$25.0	$144.6

4.	Goodwill

The Company completes its impairment testing of goodwill annually, or more frequently as indicators warrant, with the most recent impairment test completed as of June 30, 2009. In previous years the Company completed the annual test using a measurement date of September 30th. Effective for the quarter ended September 30, 2009, the Company changed its impairment testing measurement date to November 30th to more closely align the impairment testing date with the Company’s long-range planning and forecasting process, which is used as a basis for performing its annual impairment testing. The Company believes that the resulting change in accounting principle related to the annual impairment testing date will not delay, accelerate, or avoid an impairment charge. The Company determined that the change in accounting principle related to the impairment testing date is preferable under the circumstances.

5.	Fair Value Measurements

The Company’s short term financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of the short term financial instruments approximates the fair value

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

due to their short term nature. These financial instruments have no stated maturities or the financial instruments have short term maturities that approximate market.

The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $2,004.8 million and $1,911.5 million at September 30, 2009 and December 31, 2008, respectively. The financial statement carrying value was $2,021.2 million and $2,086.1 million at September 30, 2009 and December 31, 2008, respectively.

Assets and liabilities recognized at fair value are required to be classified into a three-level hierarchy. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability.

Assets and liabilities measured at fair value on a recurring basis (in millions):

	Fair Value Measurements			Net Assets (Liabilities)
	Level 1	Level 2	Level 3	at Fair Value

September 30, 2009
Interest rate contracts	$—	$(5.8)	$—	$(5.8)
Fuel swap contracts	—	0.2	—	0.2

Net assets (liabilities), at fair value	$—	$(5.6)	$—	$(5.6)

	Fair Value Measurements			Net Assets (Liabilities)
	Level 1	Level 2	Level 3	at Fair Value

December 31, 2008
Investments(i)	$—	$—	$12.4	$12.4
Interest rate contracts	—	(5.7)	—	(5.7)

Net assets (liabilities), at fair value	$—	$(5.7)	$12.4	$6.7

(i)	Investments with Level 1 and/or Level 2 inputs are classified as a Level 3 investment in their entirety if it has at least one significant Level 3 input.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value.

Changes in Level 3 assets measured at fair value on a recurring basis (in millions):

	Three Months
	Ended September 30,
	2009	2008

Balance at beginning of period	$—	$17.1
Total gains/(losses) (realized and unrealized)	—	—
Purchases, issuances and settlements	—	(0.8)
Transfers in and/or out of level 3	—	—

Balance at end of period	$—	$16.3

	Nine Months
	Ended September 30,
	2009	2008

Balance at beginning of period	$12.4	$37.8
Total gains/(losses) (realized and unrealized)	0.8	—
Purchases, issuances and settlements	(13.2)	(21.5)
Transfers in and/or out of level 3	—	—

Balance at end of period	$—	$16.3

6.	Derivative Instruments

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

Interest Rate Swaps.  During 2008, the Company entered into five forward starting interest rate swaps, which have been designated as cash flow hedges. The forward starting interest rate swaps effectively convert interest payments from variable rates to fixed rates. The swaps are highly effective and as a result there will be de minimus earnings impact associated with ineffectiveness of these hedges. The hedging instruments have an aggregate notional amount of $250.0 million at an average fixed rate of 2.71%, with forward starting settlements indexed to the three-month LIBOR occurring every quarter, expiring September 2010 through March 2011.

Fuel Derivative Transactions.  In January 2009, the Company entered into fuel swap agreements, which had been designated as cash flow hedges. The effective portion of the gain or loss on the derivative instruments was reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of the effectiveness were recognized in current earnings. During the second quarter of 2009, it became probable that the hedged transactions would not occur as forecasted. Therefore, the hedging relationship was dedesignated on May 31, 2009 and hedge accounting was discontinued. Changes in the fair value of the derivative instrument after dedesignation are recorded in earnings. As of September 30, 2009, $0.6 million gain is remaining in accumulated other comprehensive income and will be reclassified into earnings as the fuel swap agreements settle through the remainder of the year. As of September 30, 2009, the Company has outstanding

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

fuel swap agreements for 3.8 million gallons of diesel fuel purchases ratably through the end of 2009 at an average swap price of $1.79 per gallon.

The following table presents the fair value of derivative instruments included in the consolidated balance sheet as of September 30, 2009 (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value

Derivatives designated as hedging
instruments:
Interest rate contracts	Other assets	$—	Other non-current liabilities & deferred credits	$5.8

Total derivatives designated as
hedging instruments		—		5.8
Derivatives not designated as hedging
instruments:
Fuel swap contracts	Other current assets	0.2	Accounts payable & accrued liabilities	—

Total derivatives not designated as
hedging instruments		0.2		—

Total		$0.2		$5.8

The following table presents the amounts affecting the consolidated statement of operations for the three months ended September 30, 2009 (in millions):

				Location of	Amount of
				Gain/(Loss)	Gain/(Loss)
		Location of	Amount of	Recognized in	Recognized in
	Amount of	Gain/(Loss)	Gain/(Loss)	Income on Derivative	Income on Derivative
	Gain/(Loss)	Reclassified from	Reclassified from	(Ineffective Portion	(Ineffective Portion
Derivatives in Cash	Recognized in	Accumulated OCI	Accumulated OCI	and Amount Excluded	and Amount Excluded
Flow Hedging	OCI on Derivative	into Income	into Income	from Effectiveness	from Effectiveness
Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)

Interest rate contracts	$(1.6)	Interest expense	$(1.3)	Interest expense	$—
Fuel swap contracts	—	Fuel expense	0.5	Fuel Expense	—

Total	$(1.6)		$(0.8)		$—

	Location of	Amount of
	Gain/(Loss)	Gain/(Loss)
	Recognized in	Recognized in
	Income on	Income on
Derivatives not designated as hedging instruments	Derivative	Derivative

Fuel swap contracts	Fuel expense	$(0.5)

Total		$(0.5)

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

The following table presents the amounts affecting the consolidated statement of operations for the nine months ended September 30, 2009 (in millions):

				Location of	Amount of
				Gain/(Loss)	Gain/(Loss)
		Location of	Amount of	Recognized in	Recognized in
	Amount of	Gain/(Loss)	Gain/(Loss)	Income on Derivative	Income on Derivative
	Gain/(Loss)	Reclassified from	Reclassified from	(Ineffective Portion	(Ineffective Portion
Derivatives in Cash	Recognized in	Accumulated OCI	Accumulated OCI	and Amount Excluded	and Amount Excluded
Flow Hedging	OCI on Derivative	into Income	into Income	from Effectiveness	from Effectiveness
Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)

Interest rate contracts	$(2.8)	Interest expense	$(2.9)	Interest expense	$—
Fuel swap contracts	0.9	Fuel expense	0.3	Fuel Expense	(2.0)

Total	$(1.9)		$(2.6)		$(2.0)

	Location of	Amount of
	Gain/(Loss)	Gain/(Loss)
	Recognized in	Recognized in
	Income on	Income on
Derivatives not designated as hedging instruments	Derivative	Derivative

Fuel swap contracts	Fuel expense	$0.3

Total		$0.3

7.	Foreign Currency Balances

At September 30, 2009, KCSM had financial assets and financial liabilities denominated in Mexican pesos of Ps.1,372.2 million and Ps.663.1 million, respectively. At December 31, 2008, KCSM had financial assets and financial liabilities denominated in Mexican pesos of Ps.1,377.4 million and Ps.649.3 million, respectively. At September 30, 2009 and at December 31, 2008, the exchange rate was Ps.13.5 per U.S. dollar. Gains and losses resulting from the remeasurement of financial assets and liabilities are included in the foreign exchange gain (loss) in the statement of operations.

8.	Common Stock

On July 31, 2009, the Company entered into a Common Stock Purchase Agreement with certain institutional investors in which the Company issued 1,125,308 shares of the Company’s common stock at a purchase price of $20.00 per share on August 3, 2009 for aggregate net proceeds of $22.5 million. For the nine months ended September 30, 2009, the Company issued 4,330,208 shares totaling $73.9 million in net proceeds under the Common Stock Purchase Agreement and the previously-announced ATM Equity Offeringsm Sales Agreement (the “Equity Offering”) with Bank of America Merrill Lynch, Pierce, Fenner & Smith, Incorporated. This completed the Company’s offering of common stock under the Equity Offering and Common Stock Purchase Agreement.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

9.	Equity

The following tables summarize the changes in stockholders’ equity (in millions):

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
	Kansas City			Kansas City
	Southern			Southern
	Stockholders’	Noncontrolling		Stockholders’	Noncontrolling
	Equity	Interest	Total Equity	Equity	Interest	Total Equity

Beginning Balance	$1,970.1	$283.7	$2,253.8	$1,819.0	$261.9	$2,080.9
Comprehensive income:
Net income	28.6	0.4	29.0	51.6	0.1	51.7
Unrealized gain (loss) on cash flow hedges, net of tax of $(0.5) million and $0.1 million	(1.1)	—	(1.1)	0.1	—	0.1
Reclassification adjustment from cash flow hedges included in net income, net of tax of $0.2 million	0.6	—	0.6	—	—	—
Amortization of prior service credit, net of tax of $(0.1) million	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Cumulative translation adjustment — FTVM, net of tax of $(0.1) million	(0.2)	—	(0.2)	—	—	—

Comprehensive income	27.8	0.4	28.2	51.6	0.1	51.7
Contribution from noncontrolling interests	—	—	—	—	0.1	0.1
Common stock issued	22.6	—	22.6	—	—	—
Dividends on $25 par preferred stock	(0.1)	—	(0.1)	—	—	—
Dividends on series D cumulative preferred stock	(2.7)	—	(2.7)	(2.7)	—	(2.7)
Options exercised and stock subscribed	0.8	—	0.8	6.1	—	6.1
Share-based compensation	1.5	—	1.5	2.1	—	2.1

Ending Balance	$2,020.0	$284.1	$2,304.1	$1,876.1	$262.1	$2,138.2

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	Kansas City			Kansas City
	Southern			Southern
	Stockholders’	Noncontrolling		Stockholders’	Noncontrolling
	Equity	Interest	Total Equity	Equity	Interest	Total Equity

Beginning Balance	$1,911.5	$273.7	$2,185.2	$1,726.3	$243.0	$1,969.3
Comprehensive income:
Net income	33.3	0.8	34.1	144.7	0.3	145.0
Unrealized gain (loss) on cash flow hedges, net of tax of $(0.6) million
and $0.9 million	(1.3)	—	(1.3)	1.4	—	1.4
Reclassification adjustment from cash flow hedges included in net income, net of tax of $0.9 million	1.7	—	1.7	—	—	—
Amortization of prior service credit, net of tax of $(0.1) million	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Cumulative translation adjustment — FTVM, net of tax of $(0.2) million	0.5	—	0.5	—	—	—

Comprehensive income	34.1	0.8	34.9	146.0	0.3	146.3
Contribution from noncontrolling interests	—	9.6	9.6	—	18.8	18.8
Common stock issued	73.9	—	73.9	—	—	—
Dividends on $25 par preferred stock	(0.2)	—	(0.2)	(0.2)	—	(0.2)
Dividends on series C cumulative preferred stock	—	—	—	(4.2)	—	(4.2)
Dividends on series D cumulative preferred stock	(8.1)	—	(8.1)	(8.0)	—	(8.0)
Options exercised and stock subscribed	2.4	—	2.4	8.9	—	8.9
Tax benefit from share-based compensation	—	—	—	2.0	—	2.0
Share-based compensation	6.4	—	6.4	5.3	—	5.3

Ending Balance	$2,020.0	$284.1	$2,304.1	$1,876.1	$262.1	$2,138.2

As referred to in Note 2, the adoption of the new accounting guidance on noncontrolling interests has resulted in the reclassification of amounts previously attributable to minority interest, now referred to as noncontrolling interest, to a separate component of total equity in the consolidated balance sheet and net income attributable to noncontrolling interest is separately identified in the consolidated statements of operations. This reclassification had no effect on the Company’s previously reported results of operations.

Prior period amounts related to noncontrolling interest have been reclassified to conform to the current period presentation as required under the accounting guidance.

10.	Commitments and Contingencies

Concession Duty.  Under KCSM’s railroad concession from the Mexican government (the “Concession”), the Mexican government has the right to receive a payment from the Company equivalent to 0.5% of the gross revenue during the first 15 years of the Concession period and 1.25% of the gross revenue during the remaining years of the Concession period. For the three and nine months ended September 30, 2009, the concession duty expense, which is recorded within operating expenses, amounted to $0.8 million and $2.3 million, compared to $1.1 million and $3.4 million for the same periods in 2008.

Litigation.  The Company is a party to various legal proceedings and administrative actions, all of which, except as set forth below, are of an ordinary, routine nature and incidental to its operations. Included in these

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

proceedings are various tort claims brought by current and former employees for job-related injuries and by third parties for injuries related to railroad operations. KCS aggressively defends these matters and has established liability reserves, which management believes are adequate to cover expected costs. Although it is not possible to predict the outcome of any legal proceeding, in the opinion of management, other than those proceedings described in detail below, such proceedings and actions should not, individually, or in the aggregate, have a material adverse effect on the Company’s financial condition and liquidity. However, a material adverse outcome in one or more of these proceedings could have a material adverse impact on the results of operations in a particular quarter or fiscal year.

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

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

management believes that the ultimate outcome of identified matters will not have a material adverse effect on the Company’s consolidated financial position or cash flows.

Environmental remediation expense was $4.1 million and $3.7 million for the nine months ended September 30, 2009 and 2008, respectively, and was included in casualties and insurance expense on the consolidated statements of operations. Additionally, as of September 30, 2009, KCS had a liability for environmental remediation of $5.4 million. This amount was derived from a range of reasonable estimates based upon the studies and site surveys described above and in accordance with the accounting guidance for the recognition of loss contingencies.

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

	Nine Months
	Ended September 30,
	2009	2008

Balance at beginning of year	$90.7	$90.0
Accruals, net (includes the impact of actuarial studies)	5.1	15.5
Payments	(10.5)	(10.2)

Balance at end of period	$85.3	$95.3

The casualty claim reserve balance as of September 30, 2009 is based on an updated study of casualty reserves for data through May 31, 2009 and review of the last four months experience. The activity for the nine months ended September 30, 2009 primarily relates to the net settlements and the reserves for Federal Employers Liability Act (“FELA”), third-party, and occupational illness claims. The changes to the reserve in the current year compared to the prior year reflect the current accruals related to the favorable trend of loss experience, including favorable settlements, since the date of the prior study.

Reflecting potential uncertainty surrounding the outcome of casualty claims, it is reasonably possible based on assessments that future costs to settle casualty claims may range from approximately $81 million to $89 million. While the final outcome of these claims cannot be predicted with certainty, management believes that the $85.3 million recorded is the best estimate of the Company’s future obligations for the settlement of casualty claims at September 30, 2009.

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

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

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

In addition to the above, Ferromex has filed three commercial proceedings against KCSM. In the first claim, which was served in 2001 and is related to the payments for interline services, KCSM received a favorable decision and Ferromex has been ordered to pay related costs and expenses. Ferromex appealed the decision and a final decision favorable to KCSM was rendered in July of 2009. KCSM received an unfavorable decision in the second claim filed in 2004 and has filed a challenge to this judgment, the outcome of which is still pending. The third claim, filed in 2006, is an action for access to records related to interline services between 2002 and 2004. On May 28, 2009, the court ruled that the case should be dismissed and ordered Ferromex to pay KCSM judicial costs and expenses. On June 15, 2009, both parties appealed this ruling with the Local Court of Appeals. The dismissal was upheld in October of this year, however this decision remains subject to appeal.

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

Disputes Relating to the Scope of the Mandatory Trackage Rights.  KCSM and Ferromex are parties to various cases involving disputes over the application and proper interpretation of the mandatory trackage rights. In particular, in August 2002, the SCT issued a ruling related to Ferromex’s trackage rights in Monterrey, Nuevo Leon. KCSM and Ferromex both appealed the SCT’s ruling and after considerable litigation,

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

on September 17, 2008, the Mexican Administrative and Fiscal Federal Court announced a decision favorable to Ferromex. On November 24, 2008, KCSM and Ferromex challenged the decision of the Mexican Administrative and Fiscal Federal Court with the Fifth Civil Federal Court of Appeals.

KCSM was notified on June 30, 2009, that in a session held on June 29, 2009, the magistrates of the Fifth Civil Federal Court of Appeals in Mexico had decided to grant KCSM’s most recent appeal. As of the date of this filing, the Mexican Administrative and Fiscal Court has not issued a new ruling in compliance with the resolution issued by the Fifth Civil Federal Court of Appeals. KCSM believes that there will be no material adverse effect on KCSM’s results of operations or financial condition from the outcome of this case.

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

In March 2008, the Auto Manufacturer filed an arbitration suit against KCSM under a contract for services to the Auto Manufacturer’s plants in Mexico, which, as amended, had a stated termination date of January 31, 2008. The Auto Manufacturer claimed that the contract was implicitly extended and continued in effect beyond its stated termination date. The Auto Manufacturer is seeking a declaration by the arbitrator that the rates being assessed by KCSM are discriminatory, even though the rates being charged are within the legal

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

rate limits set by Mexican law for such freight transportation. KCSM claimed that the contract did in fact expire on its stated termination date, and that services rendered thereafter are thus subject to the general terms and conditions (including rates) applicable in the absence of a specific contract, pursuant to Mexican law. Accordingly, KCSM filed a counterclaim against the Auto Manufacturer to, among other things, recover the applicable rate difference between the rates under the contract and KCSM’s rates. On May 18, 2009, the arbitrator issued an award on the first phase of the arbitration proceeding, ruling that the contract had terminated on May 8, 2008. As of the date of this filing, the second phase of the arbitration proceeding, regarding the claim that the rates assessed by KCSM are discriminatory, is in the evidentiary stage and has not been resolved. Management believes the final resolution of these claims will not have any material impact on KCSM’s results of operations.

Mancera Proceeding.  In February 2006, Mancera Ernst & Young, S.C., (“Mancera”) filed a claim against KCSM seeking payment for an additional contingency fee for costs and expenses related to Mancera’s representation of KCSM in its value added tax or “VAT” claim against the Mexican government. Following litigation, KCSM was notified on May 29, 2009, that in a session held on May 28, 2009, the magistrates of the Twelfth Civil Federal Court of Appeals in Mexico decided by majority vote to deny KCSM’s most recent appeal. As a result of the decision, KCSM was required to pay Mancera $7.8 million related to the principal claim. KCSM previously made a good faith payment to the Mexico courts of $2.6 million in December 2007 and paid the remaining $5.2 million on September 4, 2009. On October 27, 2009, the Company paid the remaining obligation related to interest and legal costs, which did not have an impact on the Company’s results of operations.

Third Party Contractual Agreements.  In the normal course of business, the Company enters into various third party contractual agreements related to the use of other railroads’ or municipalities’ infrastructure needed for the operations of the business. The Company is involved in certain disputes involving transportation rates and charges related to these agreements. While the outcome of these matters cannot be predicted with certainty, the Company does not believe, when finally resolved, that these disputes will have a material effect on its results of operations or financial condition. However, an unexpected adverse resolution could have a material effect on the results of operations in a particular quarter or fiscal year.

Income tax.  Tax returns filed in Mexico from 2003 through the current year remain open to examination by the taxing authority in Mexico. The tax returns for 2003 and 2004 are currently under review. U.S. federal tax returns remain open for examination for years subsequent to 2003. The Company believes that an adequate provision has been made for any adjustment (tax and interest) that will be assessed for all open periods. However, an unexpected adverse resolution could have a material effect on the results of operations in a particular quarter or fiscal year.

Credit Risk.  The Company continually monitors risks related to the downturn in the economy and certain customer receivable concentrations. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or further weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and operating results. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional bad debt allowances may be required. The Company has recorded reserves for uncollectability based on its best estimate at September 30, 2009.

11.	Geographic Information

The Company strategically manages its rail operations as one reportable business segment over a coordinated rail network that extends from the midwest and southeast portions of the United States south into Mexico and connects with other Class I railroads. Financial information reported at this level, such as

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

revenues, operating income and cash flows from operations, is used by corporate management, including the Company’s chief operating decision-maker, in evaluating overall financial and operational performance, market strategies, as well as the decisions to allocate capital resources.

The following tables (in millions) provide information by geographic area in accordance with the accounting guidance on segment reporting:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
Revenues	2009	2008	2009	2008

U.S.	$227.8	$276.3	$634.9	$786.1
Mexico	158.3	215.2	438.5	642.2

Total revenues	$386.1	$491.5	$1,073.4	$1,428.3

	September 30,	December 31,
Long-lived assets	2009	2008

U.S.	$2,482.5	$2,342.1
Mexico	2,245.3	2,256.3

Total long-lived assets	$4,727.8	$4,598.4

12.	Condensed Consolidating Financial Information

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

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2009
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Revenues	$—	$200.3	$4.6	$189.4	$(8.2)	$386.1
Operating expenses	0.7	157.3	4.5	148.0	(8.8)	301.7

Operating income (loss)	(0.7)	43.0	0.1	41.4	0.6	84.4
Equity in net earnings of unconsolidated affiliates	29.8	0.3	—	10.7	(38.9)	1.9
Interest income (expense)	(0.1)	(14.6)	1.6	(28.7)	0.6	(41.2)
Foreign exchange loss	—	—	—	(1.5)	—	(1.5)
Other income, net	0.1	0.7	—	0.7	(1.2)	0.3

Income before income taxes and noncontrolling interest	29.1	29.4	1.7	22.6	(38.9)	43.9
Income tax expense	0.5	10.0	0.7	3.7	—	14.9

Net income	28.6	19.4	1.0	18.9	(38.9)	29.0
Noncontrolling interest	—	—	—	0.4	—	0.4

Net income attributable to Kansas City Southern and subsidiaries	$28.6	$19.4	$1.0	$18.5	$(38.9)	$28.6

	Three Months Ended September 30, 2008
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Revenues	$—	$253.7	$0.1	$245.8	$(8.1)	$491.5
Operating expenses	1.8	193.9	6.2	187.3	(8.7)	380.5

Operating income (loss)	(1.8)	59.8	(6.1)	58.5	0.6	111.0
Equity in net earnings of unconsolidated affiliates	54.1	1.3	—	4.5	(54.9)	5.0
Interest expense	(0.2)	(13.1)	(0.1)	(22.7)	0.6	(35.5)
Foreign exchange loss	—	—	—	(7.5)	—	(7.5)
Other income, net	—	1.9	—	3.1	(1.2)	3.8

Income (loss) before income taxes and noncontrolling interest	52.1	49.9	(6.2)	35.9	(54.9)	76.8
Income tax expense (benefit)	0.4	19.8	(2.3)	7.2	—	25.1

Net income (loss)	51.7	30.1	(3.9)	28.7	(54.9)	51.7
Noncontrolling interest	0.1	—	—	—	—	0.1

Net income (loss) attributable to Kansas City Southern and subsidiaries	$51.6	$30.1	$(3.9)	$28.7	$(54.9)	$51.6

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS — (Continued)

	Nine Months Ended September 30, 2009
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Revenues	$—	$558.9	$10.9	$526.7	$(23.1)	$1,073.4
Operating expenses	3.2	448.0	13.8	457.1	(25.0)	897.1

Operating income (loss)	(3.2)	110.9	(2.9)	69.6	1.9	176.3
Equity in net earnings (losses) of unconsolidated affiliates	35.3	0.7	—	(3.4)	(27.7)	4.9
Interest income (expense)	(0.1)	(48.3)	1.6	(83.7)	2.1	(128.4)
Debt retirement costs	—	(5.3)	—	(0.6)	—	(5.9)
Foreign exchange loss	—	—	—	(0.6)	—	(0.6)
Other income, net	0.6	5.6	—	2.4	(3.9)	4.7

Income (loss) before income taxes and noncontrolling interest	32.6	63.6	(1.3)	(16.3)	(27.6)	51.0
Income tax expense (benefit)	(0.7)	24.7	(0.4)	(6.7)	—	16.9

Net income (loss)	33.3	38.9	(0.9)	(9.6)	(27.6)	34.1
Noncontrolling interest	—	—	—	0.8	—	0.8

Net income (loss) attributable to Kansas City Southern and subsidiaries	$33.3	$38.9	$(0.9)	$(10.4)	$(27.6)	$33.3

	Nine Months Ended September 30, 2008
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Revenues	$—	$707.7	$8.6	$737.3	$(25.3)	$1,428.3
Operating expenses	7.3	571.6	18.4	558.8	(26.8)	1,129.3

Operating income (loss)	(7.3)	136.1	(9.8)	178.5	1.5	299.0
Equity in net earnings (losses) of unconsolidated affiliates	144.5	(0.2)	—	12.9	(143.4)	13.8
Interest income (expense)	4.1	(42.7)	1.5	(67.7)	2.1	(102.7)
Debt retirement costs	—	(5.6)	—	—	—	(5.6)
Foreign exchange gain	—	—	—	0.7	—	0.7
Other income, net	—	5.5	—	5.0	(3.5)	7.0

Income (loss) before income taxes and noncontrolling interest	141.3	93.1	(8.3)	129.4	(143.3)	212.2
Income tax expense (benefit)	(3.7)	39.1	(3.1)	34.9	—	67.2

Net income (loss)	145.0	54.0	(5.2)	94.5	(143.3)	145.0
Noncontrolling interest	0.3	—	—	—	—	0.3

Net income (loss) attributable to Kansas City Southern and subsidiaries	$144.7	$54.0	$(5.2)	$94.5	$(143.3)	$144.7

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2009
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Assets:
Current assets	$0.7	$164.2	$3.1	$374.7	$(0.6)	$542.1
Investments held for operating purposes and affiliate investment	2,238.8	33.4	1.9	1,656.1	(3,877.4)	52.8
Property and equipment, net	—	1,547.1	213.3	1,821.0	—	3,581.4
Concession assets, net	—	—	—	1,146.4	—	1,146.4
Deferred income taxes	—	—	—	7.9	—	7.9
Other assets	1.2	46.2	—	61.8	(33.5)	75.7

Total assets	$2,240.7	$1,790.9	$218.3	$5,067.9	$(3,911.5)	$5,406.3

Liabilities and equity:
Current liabilities	$245.8	$(218.0)	$126.8	$318.5	$(0.6)	$472.5
Long-term debt	0.2	764.0	0.4	1,149.2	—	1,913.8
Deferred income taxes	(29.5)	392.2	78.8	68.0	—	509.5
Other liabilities	4.2	130.8	2.9	102.0	(33.5)	206.4
Stockholders’ equity	2,020.0	690.5	9.4	3,146.1	(3,846.0)	2,020.0
Noncontrolling interest	—	31.4	—	284.1	(31.4)	284.1

Total liabilities and equity	$2,240.7	$1,790.9	$218.3	$5,067.9	$(3,911.5)	$5,406.3

	December 31, 2008
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Assets:
Current assets	$21.9	$354.0	$3.4	$319.6	$(13.3)	$685.6
Investments held for operating purposes and affiliate investment	2,280.4	45.2	1.8	722.8	(2,989.7)	60.5
Property and equipment, net	—	1,593.6	213.4	1,609.3	—	3,416.3
Concession assets, net	—	—	—	1,182.1	—	1,182.1
Deferred income taxes	—	—	—	36.4	—	36.4
Other assets	1.0	37.6	—	33.5	(13.8)	58.3

Total assets	$2,303.3	$2,030.4	$218.6	$3,903.7	$(3,016.8)	$5,439.2

Liabilities and equity:
Current liabilities	$415.1	$391.8	$120.7	$178.1	$(12.9)	$1,092.8
Long-term debt	0.2	454.1	0.6	993.8	—	1,448.7
Deferred income taxes	(27.5)	367.7	79.4	72.8	—	492.4
Other liabilities	4.0	134.3	7.5	88.5	(14.2)	220.1
Stockholders’ equity	1,911.5	651.1	10.4	2,296.8	(2,958.3)	1,911.5
Noncontrolling interest	—	31.4	—	273.7	(31.4)	273.7

Total liabilities and equity	$2,303.3	$2,030.4	$218.6	$3,903.7	$(3,016.8)	$5,439.2

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2009
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Operating activities:
Excluding intercompany activity	$85.3	$140.0	$(1.1)	$(15.5)	$—	$208.7
Intercompany activity	(153.3)	(52.1)	6.5	198.9	—	—

Net cash provided (used)	(68.0)	87.9	5.4	183.4	—	208.7

Investing activities:
Capital expenditures	—	(109.0)	(4.9)	(186.7)	1.4	(299.2)
Return of investment	—	—	—	101.0	(101.0)	—
Property investments in MSLLC	—	—	—	(18.2)	—	(18.2)
Other investing activities	—	83.7	(0.3)	(99.0)	20.2	4.6

Net cash provided (used)	—	(25.3)	(5.2)	(202.9)	(79.4)	(312.8)

Financing activities:
Proceeds from issuance of long-term debt	0.8	8.7	—	189.0	(8.7)	189.8
Repayment of long-term debt	(0.2)	(232.9)	—	(40.1)	8.7	(264.5)
Proceeds from common stock issuance	73.9	—	—	—	—	73.9
Other financing activities	(6.8)	(5.1)	—	(83.6)	79.4	(16.1)

Net cash provided (used)	67.7	(229.3)	—	65.3	79.4	(16.9)

Cash and cash equivalents:
Net increase (decrease)	(0.3)	(166.7)	0.2	45.8	—	(121.0)
At beginning of year	—	177.9	0.2	51.8	—	229.9

At end of period	$(0.3)	$11.2	$0.4	$97.6	$—	$108.9

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

We have reviewed the accompanying consolidated balance sheet of Kansas City Southern and subsidiaries (the Company) as of September 30, 2009, the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2009 and 2008, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management.

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
October 29, 2009

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

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial position and results of operations is based upon its consolidated financial statements. The preparation of the financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets, and liabilities. The Company bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the accounting for assets and liabilities that are not readily apparent from other sources. If the estimates differ materially from actual results, the impact on the consolidated financial statements may be material. The Company’s critical accounting policies are disclosed in the 2008 annual report on Form 10-K. Except for the change in accounting principle related to the impairment testing date for goodwill as discussed in Note 4 in the Notes to Consolidated Financial Statements, there have been no other significant changes with respect to these policies during the first nine months of 2009.

Overview

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

Third Quarter Analysis

The Company reported quarterly earnings of $0.27 per diluted share on consolidated net income of $28.6 million for the three months ended September 30, 2009, compared to quarterly earnings of $0.52 per diluted share on consolidated net income of $51.6 million for the same period in 2008. This earnings decline reflects a 21% reduction in revenues during the three months ended September 30, 2009 as compared to the same period in

2008. This significant revenue decline was primarily driven by the economic downturn that has affected most business sectors, and has resulted in industry-wide declines in carload/unit volumes. The revenue declines were partially offset by reduced fuel costs, reflecting reduced consumption and prices, and increased efficiency. The revenue declines were further mitigated by the Company’s cost control program including modifications to the Company’s operations in response to volumes, and reduced headcount; however, due to increased depreciation and amortization expense and because certain operating costs are fixed in the short-term, operating expenses as a percentage of revenues increased to 78.1% for the three months ended September 30, 2009 as compared to 77.4% for the same period in 2008.

Cash flows from operations decreased to $208.7 million as compared to $333.1 million for the nine month periods ended September 30, 2009 and 2008, respectively. The decrease is primarily due to lower carload/unit volumes as previously discussed. Capital expenditures are a significant use of cash due to the capital intensive nature of railroad operations. Cash used for capital expenditures for the nine months ended September 30, 2009 was $299.2 million as compared to $415.6 million for the same period in 2008.

Results of Operations

The following summarizes KCS’ statement of operations (in millions):

	Three Months Ended
	September 30,		Change
	2009	2008	Dollars	Percent

Revenues	$386.1	$491.5	$(105.4)	(21)%
Operating expenses	301.7	380.5	(78.8)	(21)%

Operating income	84.4	111.0	(26.6)	(24)%
Equity in net earnings of unconsolidated affiliates	1.9	5.0	(3.1)	(62)%
Interest expense	(41.2)	(35.5)	(5.7)	16%
Foreign exchange loss	(1.5)	(7.5)	6.0	(80)%
Other income, net	0.3	3.8	(3.5)	(92)%

Income before income taxes and noncontrolling interest	43.9	76.8	(32.9)	(43)%
Income tax expense	14.9	25.1	(10.2)	(41)%

Net income	29.0	51.7	(22.7)	(44)%
Noncontrolling interest	0.4	0.1	0.3	300%

Net income attributable to Kansas City Southern and subsidiaries	$28.6	$51.6	$(23.0)	(45)%

	Nine Months Ended
	September 30,		Change
	2009	2008	Dollars	Percent

Revenues	$1,073.4	$1,428.3	$(354.9)	(25)%
Operating expenses	897.1	1,129.3	(232.2)	(21)%

Operating income	176.3	299.0	(122.7)	(41)%
Equity in net earnings of unconsolidated affiliates	4.9	13.8	(8.9)	(64)%
Interest expense	(128.4)	(102.7)	(25.7)	25%
Debt retirement costs	(5.9)	(5.6)	(0.3)	5%
Foreign exchange gain (loss)	(0.6)	0.7	(1.3)	(186)%
Other income, net	4.7	7.0	(2.3)	(33)%

Income before income taxes and noncontrolling interest	51.0	212.2	(161.2)	(76)%
Income tax expense	16.9	67.2	(50.3)	(75)%

Net income	34.1	145.0	(110.9)	(76)%
Noncontrolling interest	0.8	0.3	0.5	167%

Net income attributable to Kansas City Southern and subsidiaries	$33.3	$144.7	$(111.4)	(77)%

Revenues

The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months Ended			Three Months Ended			Three Months Ended
	September 30,			September 30,			September 30,
	2009	2008	% Change	2009	2008	% Change	2009	2008	% Change

Chemical and petroleum	$88.6	$92.3	(4)%	64.7	59.8	8%	$1,369	$1,543	(11)%
Industrial and consumer products	86.4	138.5	(38)%	66.6	94.5	(30)%	1,297	1,466	(12)%
Agriculture and minerals	93.8	115.8	(19)%	60.7	72.8	(17)%	1,545	1,591	(3)%

Total general commodities	268.8	346.6	(22)%	192.0	227.1	(15)%	1,400	1,526	(8)%
Coal	49.2	57.3	(14)%	80.7	80.3	—	610	714	(15)%
Intermodal	38.3	43.3	(12)%	135.8	136.8	(1)%	282	317	(11)%
Automotive	14.2	25.1	(43)%	14.0	21.5	(35)%	1,014	1,167	(13)%

Carload revenues, carloads and units	370.5	472.3	(22)%	422.5	465.7	(9)%	$877	$1,014	(14)%

Other revenue	15.6	19.2	(19)%

Total revenues(i)	$386.1	$491.5	(21)%

(i) Included in revenues:
Fuel surcharge	$20.9	$62.6

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Nine Months Ended			Nine Months Ended			Nine Months Ended
	September 30,			September 30,			September 30,
	2009	2008	% Change	2009	2008	% Change	2009	2008	% Change

Chemical and petroleum	$239.3	$272.9	(12)%	178.9	186.0	(4)%	$1,338	$1,467	(9)%
Industrial and consumer products	251.7	402.4	(37)%	197.5	290.6	(32)%	1,274	1,385	(8)%
Agriculture and minerals	257.8	342.3	(25)%	182.2	220.2	(17)%	1,415	1,554	(9)%

Total general commodities	748.8	1,017.6	(26)%	558.6	696.8	(20)%	1,340	1,460	(8)%
Coal	139.3	152.4	(9)%	226.6	221.8	2%	615	687	(10)%
Intermodal	101.1	119.4	(15)%	366.7	388.4	(6)%	276	307	(10)%
Automotive	32.7	85.5	(62)%	32.5	76.3	(57)%	1,006	1,121	(10)%

Carload revenues, carloads and units	1,021.9	1,374.9	(26)%	1,184.4	1,383.3	(14)%	$863	$994	(13)%

Other revenue	51.5	53.4	(4)%

Total revenues(i)	$1,073.4	$1,428.3	(25)%

(i) Included in revenues:
Fuel surcharge	$51.1	$152.9

Freight revenues include both revenue for transportation services and fuel surcharges. For the three and nine months ended September 30, 2009, revenues decreased $105.4 million and $354.9 million compared to the same periods in 2008, primarily due to the overall decrease in carload/unit volumes resulting from the downturn in the economy, decreased fuel surcharge, and the effect of unfavorable fluctuations in the value of the U.S. dollar against the value of the Mexican peso for revenues denominated in Mexican pesos. Revenue per carload/unit decreased by 14% and 13% for the three and nine months ended September 30, 2009, due to unfavorable commodity mix and reduced fuel surcharge partially offset by an increase in core pricing.

KCS’s fuel surcharge is a mechanism to adjust revenue based upon changing fuel prices. Fuel surcharges are calculated differently depending on the type of commodity transported. For most commodities, fuel surcharge is calculated using a fuel price from a prior time period that can be up to 60 days earlier. In a period of volatile fuel prices or changing customer business mix, changes in fuel expense and fuel surcharge may significantly differ.

The following discussion provides an analysis of revenues by commodity group:

Revenues by commodity
group for the three months
ended September 30, 2009

Chemical and petroleum.  Revenues decreased $3.7 million for the three months ended September 30, 2009, primarily due to a decrease in fuel surcharge and unfavorable fluctuations in the value of the U.S. dollar against the value of the Mexican peso. This decrease was partially offset by an increase in demand of plastic products. Revenues decreased $33.6 million for the nine months ended September 30, 2009, due to declines in fuel surcharge, volume and unfavorable fluctuations in the value of the U.S. dollar against the value of the Mexican peso. The decrease in demand for chemical products was the result of the downturn in the economy. Plastic shipments to auto-related facilities also decreased primarily in the first half of the year due to the overall downturn in the automotive industry.

Revenues by commodity
group for the three months
ended September 30, 2009

Industrial and consumer products. Revenues decreased $52.1 million and $150.7 million for the three and nine months ended September 30, 2009, compared to the same periods in 2008, primarily due to decreases in volume, fuel surcharge and unfavorable fluctuations in the value of the U.S. dollar against the value of the Mexican peso. Volumes in metals and scrap decreased primarily in pipe products and steel slab shipments. Pipe product volumes decreased as a result of lower demand for pipes used for drilling oil. Steel slab shipments decreased as the demand for products such as automobiles and appliances declined. Forest products were affected by decreased demand that resulted in temporary mill shutdowns to bring inventory in line with demand.

Agriculture and minerals. Revenues decreased $22.0 million and $84.5 million for the three and nine months ended September 30, 2009, compared to the same periods in 2008, due to decreases in volume, fuel surcharge, and unfavorable fluctuations in the value of the U.S. dollar against the value of the Mexican peso. Grain traffic accounted for the majority of the decrease as traffic patterns shifted due to a combination of factors. There was an abundant supply of grain, primarily corn that was grown in Mexico as well as an abundant supply of alternative grains, which drove a substitution and substantially reduced the length of haul. In addition, significantly lower vessel freight rates from U.S. ports along the Gulf of Mexico drove a substitution from rail to barge for certain shipments to Mexico. The decrease was partially offset by an increase in food products revenue primarily due to new business.

Coal.  Revenue decreased $8.1 million and $13.1 million for the three and nine months ended September 30, 2009, compared to the same periods in 2008. The decrease is due to a reduction in fuel surcharge and a decline in petroleum coke shipments going to the cement and steel industry markets in both the U.S. and Mexico, which continues to be affected by the decline in construction projects. Unit coal volumes to existing electric generation customers increased for the nine months ended September 30, 2009, however, revenue per unit declined primarily due to a reduction in fuel surcharge.

Intermodal.  Revenues decreased $5.0 million and $18.3 million for the three and nine months ended September 30, 2009 compared to the same periods in 2008, due to decreases in volume and fuel surcharge. The decrease in volume is due to the loss of business driven by unfavorable fluctuations in the value of the U.S. dollar against the value of the Mexican peso, reduced demand in consumer retail and aggressive truck competition. Additionally, cross border auto parts shipments were reduced due to the bankruptcy of two U.S. automotive companies resulting in several unscheduled plant shutdowns in the first half of 2009.

Automotive.  Revenues decreased $10.9 million and $52.8 million for the three and nine months ended September 30, 2009, compared to the same periods in 2008. The volume decrease was driven by the continued overall downturn in the automotive industry caused by consumer uncertainty and tightening credit markets. In addition, the bankruptcy of two U.S. automotive companies resulted in several unscheduled plant shutdowns in the first half of 2009. The decline in volume was partially offset by government incentive programs that were established during the second and third quarters of 2009.

Operating Expenses

Operating expenses, as shown below (in millions), decreased $78.8 million and $232.2 million for the three and nine months ended September 30, 2009, when compared to the same periods in 2008, primarily due to decreased carload/unit volumes, fuel expense, cost control actions and the effect of favorable fluctuations in the value of the U.S. dollar against the value of the Mexican peso for operating expenses denominated in Mexican pesos. Certain prior period amounts have been reclassified to conform to the current year presentation.

	Three Months Ended
	September 30,		Change
	2009	2008	Dollars	Percent

Compensation and benefits	$83.4	$93.1	$(9.7)	(10)%
Purchased services	36.4	51.0	(14.6)	(29)%
Fuel	49.7	90.1	(40.4)	(45)%
Equipment costs	41.8	44.6	(2.8)	(6)%
Depreciation and amortization	44.8	42.7	2.1	5%
Casualties and insurance	12.0	23.3	(11.3)	(48)%
Materials and other	33.6	35.7	(2.1)	(6)%

Total operating expenses	$301.7	$380.5	$(78.8)	(21)%

	Nine Months Ended
	September 30,		Change
	2009	2008	Dollars	Percent

Compensation and benefits	$240.5	$291.3	$(50.8)	(17)%
Purchased services	126.9	155.7	(28.8)	(18)%
Fuel	133.2	259.0	(125.8)	(49)%
Equipment costs	122.1	135.4	(13.3)	(10)%
Depreciation and amortization	139.5	123.2	16.3	13%
Casualties and insurance	32.2	60.5	(28.3)	(47)%
Materials and other	102.7	104.2	(1.5)	(1)%

Total operating expenses	$897.1	$1,129.3	$(232.2)	(21)%

Compensation and benefits.  Compensation and benefits decreased $9.7 million and $50.8 million for the three and nine months ended September 30, 2009, compared to the same periods in 2008, primarily due to the decrease in compensation and benefits expense in Mexico reflecting favorable fluctuations in the value of the U.S. dollar against the value of the Mexican peso, lower incentive compensation expense, including the Mexico statutory profit sharing expense, and a reduction in full-time equivalent head count due to cost control actions.

Purchased services.  Purchased services decreased $14.6 million and $28.8 million for the three and nine months ended September 30, 2009, compared to the same periods in 2008. The decrease is primarily due to lower locomotive maintenance expense as a result of fewer locomotives in service, newer fleet and renegotiated maintenance contracts. Corporate expenses decreased as a result of cost control actions. In addition, the Company recognized a deferred credit of $6.1 million related to the partial cancellation of a maintenance contract in the third quarter of 2009.

Fuel.  Fuel expense decreased $40.4 million and $125.8 million for the three and nine months ended September 30, 2009, compared with the same periods in 2008, primarily due to lower diesel fuel prices, lower consumption driven by decreased carload/unit volumes, and increased fuel efficiency.

Equipment costs.  Equipment costs decreased $2.8 million and $13.3 million for the three and nine months ended September 30, 2009, compared with the same periods in 2008, primarily due to a decrease in the use of other railroads’ freight cars.

Depreciation and amortization.  Depreciation and amortization expenses increased $2.1 million and $16.3 million for the three and nine months ended September 30, 2009, compared to the same periods in 2008, primarily due to a larger asset base partially offset by the impact of recording a year-to-date adjustment for lower rates based on the scheduled depreciation study completed in the third quarter of 2009.

Casualties and insurance.  Casualties and insurance expenses decreased $11.3 million and $28.3 million for the three and nine months ended September 30, 2009, compared to the same periods in 2008, due to lower hurricane related damage costs as compared to the third quarter of 2008, fewer derailments and a lower average cost per derailment. In addition, the Company recorded a reduction in the personal injury reserve in the second quarter of 2009, reflecting favorable claims experience, and a reduction to a derailment reserve in the first quarter of 2009, reflecting management’s revised expectations regarding resolution.

Materials and other.  Materials and other expense decreased $2.1 million and $1.5 million for the three and nine months ended September 30, 2009, compared to the same periods in 2008, primarily due to lower employee expenses. The decrease was partially offset by an unfavorable outcome related to a legal dispute in the second quarter of 2009. In addition, the first quarter of 2008 included a reduction in a legal reserve.

Non-Operating Expenses

Equity in Net Earnings of Unconsolidated Affiliates.  Equity in earnings from unconsolidated affiliates was $1.9 million and $4.9 million for the three and nine month periods ended September 30, 2009, compared to $5.0 million and $13.8 million for the same periods in 2008. Significant components of this change are as follows:

•	Equity in earnings from the operations of Panama Canal Railway Company was $1.1 million and $1.7 million for the three and nine month periods ended September 30, 2009, compared to $3.0 million and $6.4 million for the same periods in 2008. The decrease is primarily due to a reduction in container volume attributable to the downturn in the economy.

•	Equity in earnings of Southern Capital Corporation, LLC was $0.2 million and $2.4 million for the three and nine month periods ended September 30, 2009, compared to $1.1 million and $3.9 million for the same periods in 2008. The decrease is primarily due to the loss on sale of railcars in the third quarter of 2009 and lower lease income due to leases that expired in the fourth quarter of 2008.

•	KCSM’s equity in earnings of Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”) was $0.6 million and $0.8 million for the three and nine month periods ended September 30, 2009, compared to earnings of $0.9 million and $3.5 million for the same periods in 2008. The decrease is primarily due to the decline in volume due to the downturn in the Mexican economy and an adjustment related to negotiations of a maintenance agreement in the second quarter of 2008.

Interest Expense.  Interest expense increased by $5.7 million and $25.7 million for the three and nine months ended September 30, 2009, compared to the same periods in 2008, primarily due to higher debt balances and average interest rates. In the second quarter of 2008 and the third quarter of 2009, the Company recorded interest expense reductions as a result of various tax-related settlements and in the second quarter of 2009 recognized interest expense from an unfavorable outcome related to a legal dispute.

Debt Retirement Costs.  Debt retirement costs for the nine months ended September 30, 2009 and 2008 were $5.9 million and $5.6 million, respectively. In January 2009, KCSR redeemed its 7 1/2% Senior Notes due June 15, 2009 and expensed $5.3 million for cash tender offer expenses and unamortized debt issuance costs. In addition, KCSM repaid all amounts outstanding under the 2007 KCSM Credit Agreement and upon termination, wrote-off the unamortized debt issuance cost related to this debt. In May 2008, KCSR redeemed its 9 1/2% Senior Notes due October 1, 2008 and expensed $5.6 million for cash tender offer expenses and unamortized debt issuance costs.

Foreign Exchange.  For the three and nine months ended September 30, 2009 and 2008, the foreign exchange loss was $1.5 million and $0.6 million compared to a foreign exchange loss of $7.5 million and a gain of $0.7 million for the same periods in 2008, due to fluctuations in the value of the U.S. dollar versus the value of the Mexican peso.

Other Income, net.  Other income, net decreased by $3.5 million and $2.3 million for the three and nine months ended September 30, 2009, primarily due to decreases in royalty, interest and dividend income, partially offset by gains on sale of property. In addition, KCSM paid fees related to an amendment to the 2007 KCSM Credit Agreement in the first quarter of 2009.

Income Tax Expense.  For the three and nine months ended September 30, 2009, income tax expense was $14.9 million and $16.9 million as compared to $25.1 million and $67.2 million for the same periods in 2008. The effective income tax rate was 33.9% and 33.1% for the three and nine months ended September 30, 2009, as compared to 32.7% and 31.7% for the same periods in 2008. The changes in income tax expense and the effective tax rate were due to lower pre-tax income, a shift in the composition of income in different taxing jurisdictions, and foreign exchange rate fluctuations.

Liquidity and Capital Resources

Overview

KCS’ primary uses of cash are to support operations; maintain and improve its railroad; pay debt service and preferred stock dividends; acquire new and maintain existing locomotives, rolling stock and other equipment; and meet other obligations. KCS’ cash flow from operations has historically been sufficient to fund operations, maintenance capital expenditures and debt service. External sources of cash (principally bank debt, public and private debt, preferred stock and leases) have been used to refinance existing indebtedness and to fund acquisitions, new investments and equipment additions. Due to the timing of debt refinancing activities and the downturn in the economy, the Company utilized $121.0 million of existing cash and cash equivalent balances to fund its operations during the nine months ended September 30, 2009 — see “Cash Flow Information” below. On September 30, 2009, total available liquidity (the unrestricted cash balance plus revolving credit facility availability) was approximately $144 million.

The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to debt and equity capital markets, and other available financing resources will be sufficient to fund anticipated operating, capital and debt service requirements and other commitments in the foreseeable future. KCS has no significant scheduled debt maturities until 2011; however, the Company intends to repay the outstanding balance of $90.0 million under the KCSR revolving credit facility prior to its scheduled maturity date of April 28, 2011 and in October 2009, the Company repaid $50.0 million. As announced in the first quarter of 2009, the Company implemented a program giving KCS the option of issuing common stock up to an aggregate amount of $75.0 million from time to time and at its discretion. The Company received net proceeds of $73.9 million, including $22.5 million in the third quarter of 2009, from the issuance of common stock.

As of September 30, 2009, KCS has a debt capitalization ratio (total debt as a percentage of total debt plus total equity) of 46.7 percent. Its primary sources of liquidity are cash flows generated from operations, borrowings under its revolving credit facility and access to debt and equity capital markets. Although KCS has had adequate access to the capital markets, as a non-investment grade company, the financial terms under which funding is obtained often contain restrictive covenants. The covenants constrain financial flexibility by restricting or prohibiting certain actions, including the ability to incur additional debt for any purpose other than refinancing existing debt, create or suffer to exist additional liens, make prepayments of particular debt, pay dividends on common stock, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale leaseback transactions. These restrictions, however, are subject to a number of qualifications and exceptions. The Company was in compliance with all of its debt covenants as of September 30, 2009.

KCS’ operating results and financing alternatives can be unexpectedly impacted by various factors, some of which are outside of its control. For example, if KCS was to experience a continued reduction in revenues or a substantial increase in operating costs or other liabilities, its earnings could be significantly reduced, increasing the risk of non-compliance with debt covenants. Additionally, the Company is subject to economic factors surrounding debt and equity capital markets and its ability to obtain financing under reasonable terms is subject to market conditions. Volatility in capital markets and the tightening of market liquidity could impact KCS’ access to capital. Further, KCS’ cost of debt can be impacted by independent rating agencies, which assign debt ratings based on certain factors including credit measurements such as interest coverage and leverage ratios, liquidity and competitive position.

Standard & Poor’s Rating Service (“S&P”) rates the senior secured debt as BB-, the senior unsecured debt as B+, and the preferred stock as CCC. S&P maintains a corporate rating of B and on October 7, 2009, changed the Company’s outlook from negative to stable. Moody’s Investors Service (“Moody’s”) rates the senior secured debt as Ba2, the senior unsecured debt as B2, and the preferred stock as B3. Moody’s maintains a corporate rating of B1 for KCS and B2 for KCSM and on October 29, 2009, changed the Company’s outlook from negative to stable for all issuers.

Cash Flow Information

Summary cash flow data follows (in millions):

	Nine Months Ended
	September 30,
	2009	2008

Cash flows provided by (used for):
Operating activities	$208.7	$333.1
Investing activities	(312.8)	(417.3)
Financing activities	(16.9)	125.2

Net increase (decrease) in cash and cash equivalents	(121.0)	41.0
Cash and cash equivalents beginning of year	229.9	55.5

Cash and cash equivalents end of period	$108.9	$96.5

As compared to the nine months ended September 30, 2008, cash flows from operating activities decreased $124.4 million primarily as a result of lower carload/unit volumes due to the downturn in the economy. Net investing cash outflows decreased $104.5 million due to lower capital expenditures. Additional information regarding capital expenditures is provided below. Financing cash outflows increased $142.1 million primarily due to the timing of debt refinancing activities. During the nine months ended September 30, 2009, the Company repaid $264.5 million of debt, including the repurchase of the 7 1/2% Senior Notes and the repayment of borrowings under the 2007 KCSM Credit Agreement. During the same period, the Company received proceeds of $189.0 million from the issuance of the 12 1/2% Senior Notes. These net cash outflows from refinancing activities were substantially offset by $73.9 million in proceeds from the issuance of common stock.

Capital Expenditures

Capital improvements are generally funded with cash flows from operations. KCS has historically used external sources such as loans or lease financing for capacity and equipment acquisition.

The following summarizes the capital expenditures by type (in millions):

	Nine Months Ended
	September 30,
	2009	2008

Roadway capital program	$127.1	$173.2
Equipment	8.0	33.3
Capacity	76.8	105.3
Locomotive acquisitions	—	79.2
Information technology	5.2	6.2
Other	17.1	18.4

Total capital expenditures (accrual basis)	234.2	415.6
Change in capital accruals	65.0	—

Total cash capital expenditures	$299.2	$415.6

For the nine months ended September 30, 2009, approximately 33% of total capital expenditures (accrual basis) related to the Victoria-Rosenberg line, which opened in the second quarter of 2009. In response to reduced cash flows from operating and financing activities in 2009, the Company has successfully implemented a reduced capital spending program for projects other than Victoria-Rosenberg, and capital spending (accrual basis) for the third quarter of 2009 was only 30% of spending levels in the first half of 2009.

Other Matters

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

Approximately 80% of KCSR employees are covered by various collective bargaining agreements. KCSR participates in industry-wide bargaining as a member of the National Carriers Conference Committee. Long term settlement agreements were reached during 2007 and 2008 covering all of KCSR’s unionized work force through January 1, 2010. A negotiating process for new, major collective bargaining agreements covering all of KCSR’s union employees will initiate in November of 2009. Existing agreements continue to remain in effect until new agreements are reached. Contract negotiations with the various unions generally take place over an extended period of time and have not historically resulted in any disruption to business operations during negotiations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There was no material change during the quarter from the information set forth in Part II, Item 7A. “Quantitative and Qualitative Disclosure about Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.	Controls and Procedures

(a)	Disclosure Controls and Procedures

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

(b)	Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 4T.	Controls and Procedures

Not applicable.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

For information related to the Company’s settlements and other legal proceedings, see Note 10, Commitments and Contingencies under Part I, Item 1, of this quarterly report on Form 10-Q.

Item 1A.	Risk Factors

There were no material changes during the quarter to the Risk Factors disclosed in Item 1A — “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibits Filed with this Report

15.1	Letter regarding unaudited interim financial information is attached to this Form 10-Q as Exhibit 15.1.
18.1	Letter regarding change in accounting principles is attached to this Form 10-Q as Exhibit 18.1.
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.1.
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.2.
32.1	Principal Executive Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.1.
32.2	Principal Financial Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.2.
101	The following financial information from Kansas City Southern’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008, (ii) Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

Exhibit No.	Description of Exhibits Incorporated by Reference

10.1	Common Stock Purchase Agreement, dated July 31, 2009, between Kansas City Southern and the Investors, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on August 4, 2009 (File No. 1-4717) is incorporated herein by reference as Exhibit 10.1.
10.2	Confidential Separation Agreement and Full and General Release dated September 3, 2009, between The Kansas City Southern Railway Company and Scott E. Arvidson, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 10, 2009 (File No. 1-4717) is incorporated herein by reference as Exhibit 10.2.
10.3	Employment Agreement dated September 28, 2009, between The Kansas City Southern Railway Company and Mary K. Stadler, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 2, 2009 (File No. 1-4717) is incorporated herein by reference as Exhibit 10.3.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on October 29, 2009.

Kansas City Southern

/s/  Michael W. Upchurch
Michael W. Upchurch
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/  Mary K. Stadler
Mary K. Stadler
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)