Form 10-K
period 2009-12-31
KANSAS CITY SOUTHERN
filed 2010-02-12
CIK 54480

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of common stock held by non-affiliates of the registrant was $1.49 billion at June 30, 2009. There were 96,519,854 shares of $.01 par common stock outstanding at February 4, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Kansas City Southern’s Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders which will be filed no later than 120 days after December 31, 2009, is incorporated by reference in Parts I and III.

KANSAS CITY SOUTHERN
2009 FORM 10-K ANNUAL REPORT

Item 1.	Business

COMPANY OVERVIEW

Kansas City Southern, a Delaware corporation, is a holding company with domestic and international rail operations in North America that are strategically focused on the growing north/south freight corridor connecting key commercial and industrial markets in the central United States with major industrial cities in Mexico. As used herein, “KCS” or the “Company” may refer to Kansas City Southern or, as the context requires, to one or more subsidiaries of Kansas City Southern. KCS and its subsidiaries had approximately 6,100 employees on December 31, 2009. The Kansas City Southern Railway Company (“KCSR”), which was founded in 1887, is a U.S. Class I railroad. KCSR serves a ten-state region in the midwest and southeast regions of the United States and has the shortest north/south rail route between Kansas City, Missouri and several key ports along the Gulf of Mexico in Alabama, Louisiana, Mississippi, and Texas.

KCS controls and owns all of the stock of Kansas City Southern de México, S.A. de C.V. (“KCSM”). KCS previously owned this stock through its wholly-owned subsidiary, Grupo KCSM, S.A. de C.V. (“Grupo KCSM”), formerly known as Grupo Transportación Ferroviaria Mexicana, S.A. de C.V., or Grupo TFM. Effective May 8, 2007, Grupo KCSM was merged into KCSM. Through its 50-year concession from the Mexican government (the “Concession”), which could expire in 2047 unless extended, KCSM operates a key commercial corridor of the Mexican railroad system and has as its core route the most strategic portion of the shortest, most direct rail passageway between Mexico City and Laredo, Texas. KCSM serves most of Mexico’s principal industrial cities and three of its major seaports. KCSM’s rail lines provide exclusive rail access to the United States and Mexico border crossing at Nuevo Laredo, Tamaulipas, the largest rail freight interchange point between the United States and Mexico. Under the Concession, KCSM has the right to control and operate the southern half of the rail bridge at Laredo, Texas, which spans the Rio Grande River between the United States and Mexico.

KCSM provides exclusive rail access to the Port of Lazaro Cardenas on the Pacific Ocean. The Mexican government is developing the port at Lazaro Cardenas principally to serve Mexican markets and as an alternative to the congested U.S. west coast ports of Long Beach and Los Angeles. KCSM is the sole provider of rail service to this port, which provides an alternate route for Asian traffic bound for the eastern, southern and midwestern United States. Traffic at Lazaro Cardenas is both domestic and import traffic, consisting of intermodal containers, minerals, iron, steel slabs, wire rods, and fertilizers.

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

Panama Canal Railway Company (“PCRC”), an unconsolidated joint venture company owned equally by KCS and Mi-Jack Products, Inc. (“Mi-Jack”), was awarded a concession from the Republic of Panama to reconstruct and operate the Panama Canal Railway, a 47-mile railroad located adjacent to the Panama Canal that provides international container shipping companies with a railway transportation option in lieu of the Panama Canal. The concession was awarded in 1998 for an initial term of 25 years with an automatic renewal for an additional 25 year term. The Panama Canal Railway is a north-south railroad traversing the Isthmus of Panama between the Atlantic and Pacific Oceans. PCRC’s wholly-owned subsidiary, Panarail Tourism

Company (“Panarail”), operates and promotes commuter and tourist passenger service over the Panama Canal Railway.

Other subsidiaries and affiliates of KCS include the following:

•	Meridian Speedway, LLC (“MSLLC”), a seventy-two percent owned consolidated affiliate that owns the former KCSR rail line between Meridian, Mississippi and Shreveport, Louisiana, which is the portion of the KCSR rail line between Dallas, Texas and Meridian known as the “Meridian Speedway.” Norfolk Southern Corporation (“NS”) through its wholly-owned subsidiary, The Alabama Great Southern Railroad Company, owns the remaining twenty-eight percent of MSLLC. Ultimately KCS will own seventy percent and NS will own thirty percent of MSLLC upon the contribution of additional capital by NS to MSLLC;

•	Pabtex, Inc., a wholly-owned and consolidated owner of a bulk materials handling facility with deep-water access to the Gulf of Mexico at Port Arthur, Texas that stores and transfers petroleum coke from rail cars to ships, primarily for export;

•	Trans-Serve, Inc. (doing business as Superior Tie and Timber), a wholly-owned and consolidated operator of a railroad wood tie treatment facility;

•	Transfin Insurance, Ltd., a wholly-owned and consolidated captive insurance company, providing property, general liability and certain other insurance coverage to KCS and its subsidiaries and affiliates;

•	Southern Capital Corporation, LLC (“Southern Capital”), a fifty percent owned unconsolidated affiliate that leases locomotives and other equipment; and

•	Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”), a twenty-five percent owned unconsolidated affiliate that provides railroad services as well as ancillary services in the greater Mexico City area.

MARKETS SERVED	2009 Revenues Business Mix
Chemical and petroleum.  This sector includes products such as petroleum, rubber, plastics and miscellaneous chemicals. KCS transports these products to markets in the southeast and northeast United States and throughout Mexico through interchanges with other rail carriers. The products within the chemicals and plastics channels are used in the automotive, housing and packaging industries as well as in the production of other chemicals and plastic products. KCS hauls petroleum products across its network and as petroleum refineries have continued to increase their refining capacity, they have coordinated with KCS to develop additional long-term storage opportunities which complement a fluid freight railroad operation.

Industrial and consumer products.  KCS’ rail lines run through the heart of the southeast United States timber-producing region. The Company believes that forest products made from trees in this region are generally less expensive than those from other regions due to lower production costs. As a result, southern yellow pine products from the southeast are increasingly being used at the expense of western producers that have experienced capacity reductions because of environmental and public policy considerations. KCS serves paper mills directly and indirectly through its various short-line connections.

This sector also includes metals and ores such as iron, steel, zinc and copper. The majority of metals, minerals and ores mined, and steel produced in Mexico are consumed within Mexico. The volume of Mexican steel exports fluctuates based on global market prices. Higher-end finished products such as steel coils are used by Mexican manufacturers in automobiles, household appliances and other consumer goods which are imported to the United States through Nuevo Laredo and through the seaports served by KCS’ rail network.

Agriculture and minerals.  The agriculture and minerals sector consists primarily of grain and food products. Shipper demand for agriculture products is affected by competition among sources of grain and grain products, as well as price fluctuations in international markets for key commodities. In the United States, KCS’ rail lines receive and originate shipments of grain and grain products for delivery to feed mills serving the poultry industry. KCS currently serves feed mills along its rail lines throughout the midwest and southeast United States and through its marketing agreements, KCS has access to sources of corn and other grain in the Midwest. United States export grain shipments and Mexico import grain shipments include primarily corn, wheat, and soybeans transported to Mexico via Laredo and to the Gulf of Mexico for overseas destinations. Over the long term, export grain shipments to Mexico are expected to increase as a result of Mexico’s reliance on grain imports and KCS’ coordinated rail network is well positioned to meet these increases in demand. Food products consists mainly of soybean meal, grain meal, oils, canned goods, and sugar. Other shipments consist of a variety of products including ores, minerals, clay and glass used across North America.

Intermodal.  The intermodal freight business consists primarily of hauling freight containers or truck trailers on behalf of steamship lines, motor carriers, and intermodal marketing companies with rail carriers serving as long-distance haulers. KCS serves and supports the U.S. and Mexican markets, as well as cross border traffic between the U.S. and Mexico. In light of the importance of trade between Asia and North America, the Company believes the Port of Lazaro Cardenas continues to be a strategically beneficial location for ocean carriers, manufacturers and retailers. The Asia/Mexico commerce is handled through the Port of Lazaro Cardenas in conjunction with cross border movement on the single coordinated rail network into markets in the U.S. The Company also provides premium service to customers over its line from Dallas through the Meridian Speedway — a critical link in creating the most direct transcontinental line between the southwest and southeast U.S.

Automotive.  KCS provides rail transportation to every facet of the automotive industry supply chain, including automotive manufacturers, assembly plants and distribution centers throughout North America. Several U.S. automakers have moved assembly plants into central Mexico to take advantage of access to lower costs, which has driven a shift in production and distribution patterns from the U.S. to Mexico. In addition, KCS transports finished vehicles imported from Asia through a distribution facility at the Port of Lazaro Cardenas. As the automotive industry shifts production and distribution patterns, KCS is poised to serve as a key partner with the automakers, with the technology and rail network to quickly adapt to the automotive industry’s evolving transportation requirements.

Coal.  KCS hauls unit trains (trains transporting a single commodity from one source to one destination) of coal for eight electric generating plants in the central United States. The coal originates from the Powder River Basin in Wyoming and is interchanged to KCS at Kansas City, Missouri. Coal mined in the midwest United States is transported in non-unit trains to industrial consumers such as paper mills, steel mills, and cement companies. Petroleum coke is also included in the coal sector, which KCS transports from refineries in the United States to cement companies in Mexico as well as to vessels for international distribution through the Pabtex export terminal located in Port Arthur, Texas.

GOVERNMENT REGULATION

The Company’s United States operations are subject to federal, state and local laws and regulations generally applicable to all businesses. Rail operations are also subject to the regulatory jurisdiction of the Surface Transportation Board (“STB”) of the U.S. Department of Transportation (“DOT”), the Federal Railroad Administration of the DOT, the Occupational Safety and Health Administration (“OSHA”), as well as other federal and state regulatory agencies. The STB has jurisdiction over disputes and complaints involving certain rates, routes and services, the sale or abandonment of rail lines, applications for line extensions and construction, and consolidation or merger with, or acquisition of control of, rail common carriers. DOT and OSHA each has jurisdiction under several federal statutes over a number of safety and health aspects of rail operations, including the transportation of hazardous materials. In the fourth quarter of 2008, the President of the United States signed the Rail Safety Improvement Act of 2008 into law, which, among other things, revises hours of service rules for train and certain other railroad employees, mandates implementation of positive train control (a technology designed to help prevent train-to-train collisions, overspeed derailments, incursions into rail work zones, and entry into main line track if a switch is misaligned) at certain locations (including main line track where toxic inhalation hazard or poison inhalation hazard movements occur or where passenger operations occur) by the end of 2015, addresses safety at rail crossings, increases the number of safety related employees of the Federal Railroad Administration, and increases fines that may be levied against railroads for safety violations. State agencies regulate some aspects of rail operations with respect to health and safety in areas not otherwise regulated by federal law.

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

Noncompliance with applicable legal provisions may result in the imposition of fines, temporary or permanent shutdown of operations or other injunctive relief, criminal prosecution or the termination of the Concession. KCS believes that facilities which it operates are in substantial compliance with applicable environmental laws, regulations and agency agreements. KCS maintains environmental reserves which are believed by management to be appropriate with respect to known and existing environmental contamination of its properties which KCS may be responsible to remedy. In addition, KCS’s subsidiaries are party to contracts and other legally binding obligations by which previous owners of certain facilities now owned by KCS are responsible to remedy contamination of such sites remaining from their previous ownership. There are currently no material legal or administrative proceedings pending against the Company with respect to any environmental matters and management does not believe that continued compliance with environmental laws will have any material adverse effect on the Company’s financial condition. KCS cannot predict the effect, if any, that unidentified environmental matters or the adoption of additional or more stringent environmental laws and regulations would have on the Company’s results of operations, cash flows or financial condition.

COMPETITION

The Company competes against other railroads, many of which are much larger and have significantly greater financial and other resources. The railroad industry is dominated by a few very large carriers. The larger western railroads (BNSF Railway Company and Union Pacific Railroad Company), in particular, are significant competitors of KCS because of their substantial resources and competitive routes. The ongoing impact of past and future rail consolidation is uncertain. However, KCS believes that its investments and strategic alliances continue to competitively position the Company to attract additional rail traffic throughout its rail network.

In November 2005, Ferrocarril Mexicano, S.A. de C.V. (“Ferromex”) acquired control of and merged with Ferrosur S.A. de C.V. (“Ferrosur”), creating Mexico’s largest railway. These merged operations are much larger than KCSM, and they serve most of the major ports and cities in Mexico and together own fifty percent of FTVM, which serves industries located within Mexico City. The merger between Ferromex and Ferrosur has been rejected by the Comisión Federal de Competencia (Mexican Antitrust Commission, or “COFECO”). Both Ferromex and Ferrosur challenged COFECO’s decision.

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

Approximately 80% of KCSR employees are covered by various collective bargaining agreements. KCSR participates in industry-wide bargaining as a member of the National Carriers’ Conference Committee. A negotiating process for new, major collective bargaining agreements covering all of KCSR’s union employees has been underway since the bargaining round was initiated in November of 2009. Long term settlement agreements were reached during 2007 and 2008 covering all of KCSR’s unionized work force through January 1, 2010. The union labor negotiation has not historically resulted in any strike, boycott, or other disruption in the Company’s business operations. The Company does not believe the expected settlements will have a material impact to the consolidated financial statements.

KCSM union employees are covered by one labor agreement, which was signed on June 23, 1997, between KCSM and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (Mexican Railroad Union), for a term of 50 years, for the purpose of regulating the relationship between the parties and improving conditions for the union employees. Approximately 80% of KCSM employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other terms are subject to negotiation every two years. In June of 2009, the negotiation of the compensation terms and all other benefits was started with the Mexican Railroad Union. The union labor negotiation with the Mexican Railroad Union has not historically resulted in any strike, boycott, or other disruption in KCSM’s business operations. KCSM does not believe the expected settlements will have a material impact to the consolidated financial statements.

RAIL SECURITY

The Company and its rail subsidiaries have made a concentrated, multi-disciplinary effort since the terrorist attacks on the United States on September 11, 2001, to continue securing the Company’s assets and personnel against the risk of terrorism and other security risks. Many of the specific measures the Company utilizes for these efforts are required to be kept confidential through arrangements with government agencies, such as the Department of Homeland Security (“DHS”), or through jointly-developed and implemented strategies and plans with connecting carriers. To protect the confidentiality and sensitivity of the efforts the Company has made to safeguard against terrorism and other security incidents, the following paragraphs will provide only a general overview of some of these efforts. KCSR and KCSM utilize a security plan based on an industry wide security plan developed by Association of American Railroads (“AAR”) members which focuses on comprehensive risk assessments in five areas — hazardous materials; train operations; critical physical assets; military traffic; and information technology and communications. The security plan is kept confidential, with access to the plan tightly limited to members of management with direct security and anti-terrorism implementation responsibilities. KCSR and KCSM participate with other AAR members in periodic drills under the industry plan to test and refine its various provisions.

The Company’s security activities range from periodically mailing each employee a security awareness brochure (which is also posted under the “Employees” tab on the Company’s internet website, www.kcsouthern.com) to its ongoing development and implementation of security plans for rail facilities in areas labeled by the DHS as High Threat Urban Areas (“HTUAs”). The Company’s other activities to bolster security against terrorism include, but are not limited to, the following:

•	Conferring regularly with other railroads’ security personnel and with industry experts on security issues;

•	Analyzing routing alternatives and other strategies to reduce the distances that certain chemicals, which might be toxic if inhaled, are transported;

•	Initiating a series of over 20 voluntary action items agreed to between AAR and DHS as enhancing security in the rail industry; and

•	Including periodic security training as part of the scheduled training for operating employees and managers.

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

During 2008, KCSR worked toward implementation of DHS’s Transport Worker Identification Card program for those employees requiring unescorted access to secure areas of port facilities, and during 2009, began implementing a contractor background check program for contractor employees having access to certain Company facilities.

While the risk of theft and vandalism is higher in Mexico, KCSM remains among the safest transportation for freight shipments in Mexico. KCSM’s record in rail safety is due in large part to the implementation of a multi-layered, safety and security process throughout the KCSM network. In addition to having its own internal system of checks and balances, the process is connected to, and supported by a high level of federal, state and local law enforcement. A primary focus of this effort involves maintaining train velocity, which reduces the likelihood for incidents to occur. By moving customers’ shipments more efficiently, KCSM is keeping the cargo secure.

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

See Item 8, Financial Statements and Supplementary Data — Note 1 “Description of the Business” and Note 17 “Geographic Information” for more information on the description and general development of the Company’s business and financial information about geographic areas.

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

The Company’s stock price can fluctuate as a result of a variety of factors, many of which are beyond KCS’ control. These factors include, but are not limited to:

•	quarterly variations in operating results;

•	operating results that vary from the expectations of management, securities analysts, ratings agencies and investors;

•	changes in expectations as to future financial performance, including financial estimates by securities analysts, ratings agencies and investors;

•	developments generally affecting the railroad industry;

•	announcements by KCS or its competitors of significant contracts, acquisitions, joint marketing relationships, joint ventures or capital commitments;

•	the assertion or resolution of significant claims or proceedings against KCS;

•	KCS’ dividend policy and restrictions on the payment of dividends;

•	future sales of KCS’ equity or equity-linked securities;

•	the issuance of common stock in payment of dividends on preferred stock or upon conversion of preferred stock or convertible debt; and

•	general domestic and international economic conditions including the availability of short- and long-term financing.

In addition, from time to time the stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the market price of KCS’ common stock.

KCS’ ability to pay cash dividends on its common stock is currently prohibited and KCS does not anticipate paying cash dividends on its common stock in the foreseeable future.

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

As of December 31, 2009, there were 8,763,107 shares of common stock issued or reserved for issuance under the 1991 Amended and Restated Stock Option and Performance Award Plan, the 2008 Stock Option and Performance Award Plan and the Employee Stock Purchase Plan, 2,117,095 shares of common stock held by executive officers and directors outside those plans, and 6,999,826 shares of common stock reserved for issuance upon conversion of the outstanding shares of convertible preferred stock. Sales of common stock by employees upon exercise of their options, sales by executive officers and directors subject to compliance with Rule 144 under the Securities Act, and sales of common stock that may be issued upon conversion of the outstanding preferred stock, or the perception that such sales could occur, may adversely affect the market price of KCS’ common stock.

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

The failure of a bank to fund a request (or any portion of such request) by KCS to borrow money under its existing revolving credit facility could reduce KCS’ ability to fund capital expenditures or otherwise properly fund its operations.

The Company and its subsidiaries are in an industry that requires continuing infrastructure improvements and acquisitions of capital assets, necessitating substantial expenditure of cash. KCSR has an existing revolving credit facility with multiple banking institutions to provide additional liquidity. If any of the banking institutions that are a party to such credit facility fails to fund a request (or any portion of such request) by KCSR to borrow money under its credit facility, KCS’ ability to fund capital expenditures, fund its operations and pay debt service could be reduced, each of which could result in a decline in the value of a stockholder’s investment in the Company.

The failure of any bank in which the Company deposits funds could reduce the amount of cash the Company has available to pay distributions and make additional investments.

Given the developments in the subprime mortgage and other financial markets, financial institutions have additional capital risks. The Company has diversified cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities. However, the Federal Deposit Insurance Corporation, or “FDIC,” only insures amounts up to $250,000 per depositor per insured bank. KCS currently has cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which KCS has deposited funds ultimately fails, the Company may lose its deposits to the extent they are in excess of $250,000. The loss of the Company’s deposits could reduce the amount of cash the Company has available to distribute or invest and could result in a decline in the value of each stockholder’s investment in the Company.

Risks Related to KCS’ Business

KCS competes against other railroads and other transportation providers.

The Company’s domestic and international operations are subject to competition from other railroads, particularly the Union Pacific Railroad Company (“UP”) and BNSF Railway Company (“BNSF”) in the United States and Ferromex in Mexico, as well as from truck carriers, barge lines, and other maritime shippers. Many of KCS’ rail competitors are much larger and have significantly greater financial and other resources than KCS, which may enable rail competitors to reduce rates and make KCS’ freight services less competitive. KCS’ ability to respond to competitive pressures by matching rate reductions and decreasing rates without adversely affecting gross margins and operating results will depend on, among other things, the ability to reduce operating costs. KCS’ failure to respond to competitive pressures, and particularly rate competition, in a timely manner could have a material adverse effect on the Company’s results of operation and financial condition.

The railroad industry is dominated by a few large carriers. These larger railroads could attempt to use their size and pricing power to block other railroads’ access to efficient gateways and routing options that are currently and have historically been available. In addition, if there is future consolidation in the railroad industry in the United States or Mexico, there can be no assurance that it will not have an adverse effect on operations.

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

A central part of KCS’ growth strategy is based upon the conversion of truck traffic to rail. There can be no assurance the Company will succeed in its efforts to convert traffic from truck to rail transport or that the customers already converted will be retained. If the railroad industry in general is unable to preserve its competitive advantages vis-à-vis the trucking industry, projected revenue growth could be adversely affected. Additionally, revenue growth could be affected by, among other factors, an expansion in the availability, or an improvement in the quality, of the trucking services offered by carriers resulting from regulatory and administrative interpretations and implementation of certain provisions of the North American Free Trade Agreement (“NAFTA”), and KCS’ inability to grow its existing customer base and capture additional cargo transport market share because of competition from the shipping industry and other railroads.

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

KCSM’s operations are subject to certain trackage rights, haulage rights and interline service agreements with another Mexican rail carrier, some of which are in dispute.

Through KCSM’s Concession from the Mexican government, KCSM is required to grant short and long distance trackage rights to Ferromex. Applicable law stipulates that Ferromex similarly is required to grant to KCSM rights to use portions of their tracks. Although all of these trackage rights have been granted under the Concession, KCSM and Ferromex have not actually operated under the long distance trackage rights because, other than the rates to be charged pursuant to the Trackage Rights Agreement, dated February 9, 2010, between KCSM and Ferromex, the rates that may be charged for the right to use the tracks have not been agreed upon between KCSM and Ferromex for the periods beginning in 1998 through December 31, 2008.

If KCSM cannot reach an agreement with Ferromex for rates applicable for services prior to January 1, 2009 which are not subject to the Trackage Rights Agreement, the SCT is entitled to set the rates in accordance with Mexican law and regulations, which rates may not adequately compensate KCSM. KCSM is currently involved in judicial, civil and administrative proceedings and negotiations with Ferromex regarding the rates payable to each other for trackage rights, interline services and haulage rights for periods prior to January 1, 2009. Certain of these disputes continue under litigation. Any resolution of such procedures adverse to KCSM could have a negative impact on its results of operations in a particular quarter or fiscal year.

KCS’ debt capitalization ratio (total debt as a percentage of total debt plus equity) is 45.8%. KCS’ leverage could adversely affect its ability to fulfill obligations under various debt instruments and operate its business.

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

The indebtedness of KCSM exposes it to risks of exchange rate fluctuations because any devaluation of the peso would cause the cost of KCSM’s dollar-denominated debt to increase and could place the Company at a competitive disadvantage in Mexico, compared to Mexican competitors that have less dollar-denominated debt and greater operating and financial flexibility than KCSM.

A downturn in the debt capital markets may increase the cost of borrowing and make financing difficult to obtain, each of which may have a material adverse effect on the Company’s results of operations and business.

Events in the financial markets may have an adverse impact on the debt capital markets and, as a result, credit may become more expensive and difficult to obtain. Lenders may impose more stringent restrictions on the terms of credit and there may be a general reduction in the amount of credit available in the markets in which KCS conducts business. The negative impact of tightening credit markets and adverse changes in the debt capital markets generally may have a material adverse effect on KCS’ business and results of operations resulting from, but not limited to, an inability to finance capital expansion on favorable terms, if at all, increased financing costs or financial terms with increasingly restrictive covenants.

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

KCS depends on the stability and availability of its information technology systems to operate its business.

KCS relies on information technology in all aspects of its business. A significant disruption or failure of its information technology systems, including its computer hardware, software and communications equipment, could result in service interruptions, safety failures, security violations, regulatory compliance failures and the inability to protect corporate information assets against intruders or other operational difficulties. Although KCS has taken steps to mitigate these risks, a significant disruption could adversely affect KCS’ results of operations, financial condition, liquidity and ability to compete effectively. Additionally, if KCS is unable to acquire or implement new technology, it may suffer a competitive disadvantage, which could also have an adverse effect on KCS’ results of operations, financial condition or liquidity.

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

The transportation industry is highly cyclical, generally tracking the cycles of the world economy. Although transportation markets are affected by general economic conditions, there are numerous specific factors within each particular market that may influence operating results. Some of KCS’ customers do business in industries that are highly cyclical, including the oil and gas, automotive, housing and agriculture industries. Any downturn in these industries could have a material adverse effect on operating results. Also, some of the products transported have had a historical pattern of price cyclicality which has typically been influenced by the general economic environment and by industry capacity and demand. For example, global steel and petrochemical prices have decreased in the past, and reduced demand for automotive vehicles and related shipments may result in decreased prices. KCS cannot assure that prices and demand for these products will not decline in the future, adversely affecting those industries and, in turn, the Company’s financial condition or results.

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

KCS’ business may be affected by market and regulatory responses to climate change.

KCS’ operations may be adversely affected by restrictions, caps, taxes, or other controls on emissions of greenhouse gases, including diesel exhaust. Restrictions on emissions could also affect KCS’ customers that use commodities that KCS transports to produce energy, use significant amounts of energy in producing or delivering the commodities KCS transports, or manufacture or produce goods that consume significant amounts of energy or burn fossil fuels, including coal-fired power plants, chemical producers, farmers and food producers, and automakers and other manufacturers. Significant cost increases, government regulation, or changes of consumer preferences for goods or services relating to alternative sources of energy or emissions reductions could materially affect the markets for the commodities KCS transports, which in turn could have a material adverse effect on KCS’ results of operations, financial condition and liquidity. Government incentives encouraging the use of alternative sources of energy could also affect certain customers and their respective markets for certain commodities KCS transports in an unpredictable manner that could alter traffic patterns, including, for example, the impacts of ethanol incentives on farming and ethanol producers. Any of these factors, individually or in conjunction with one or more of the other factors, or other unforeseen impacts of climate change could have a material adverse effect on KCS’ business, results of operations, financial condition and liquidity.

KCS is exposed to the credit risk of its customers and counterparties and their failure to meet their financial obligations could adversely affect KCS’ business.

KCS’ business is subject to credit risk including the risk that a customer or counterparty will fail to meet its obligations when due. Customers and counterparties that owe the Company money may default on their obligations to the Company due to bankruptcy, lack of liquidity, operational failure or other reasons. Although the Company has procedures for reviewing its receivables and credit exposures to specific customers and counterparties to address present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. Some of the Company’s risk management methods depend upon the evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible by the Company. That information may not, in all cases, be accurate, complete, up-to-date or properly evaluated. In addition, concerns about, or a default by, one customer or counterparty could lead to significant liquidity problems, losses or defaults by other customers or counterparties, which in turn could adversely affect the Company. The Company may be materially and adversely affected in the event of a significant default by its customers and counterparties.

KCS’ business is subject to regulation by international, federal, state and local regulatory agencies, including tax, environmental, health, and safety laws and regulations that could require KCS to incur material costs or liabilities relating to tax, environmental, health, or safety compliance or remediation. KCS’ failure to comply with these regulations could have a material adverse effect on its operations.

KCS is subject to income taxes as well as non-income based taxes, in both the United States and Mexico. Significant judgment is required in determining the provision for income taxes and other tax liabilities. Changes in tax rates, enactment of new tax laws, and revisions of tax regulations could have a material adverse affect on the Company’s financial condition and operating results. Although KCS believes the tax estimates are reasonable, the final determination of tax audits, claims, or litigation could differ from what is reflected in KCS’ income tax provisions and accruals.

KCS is subject to governmental regulation by international, federal, state and local regulatory agencies with respect to its railroad operations, including the Department of Transportation and the Department of Homeland Security in the United States and the Secretary of Communications and Transportation in Mexico, as well as a variety of health, safety, labor, environmental, and other matters. Government regulation of the railroad industry is a significant determinant of the competitiveness and profitability of railroads. As part of the Rail Safety Improvement Act of 2008 in the United States, Class I railroad carriers and passenger and commuter rail operators must implement positive train control (a technology designed to help prevent train-to-train collisions, overspeed derailments, incursions into rail work zones, and entry into main line track if a switch is misaligned) at certain locations (including main line track where toxic inhalation hazard or poison inhalation hazard movements occur or where passenger operations occur) by the end of 2015, which will add to operating costs, increase the number of employees the Company employs and require KCS to invest significant amounts of money into new safety technology. KCS’ inadvertent failure or inability to comply with applicable laws and regulations could have a material adverse effect on our financial condition, liquidity and operations, including limitations on operating activities until compliance with applicable requirements is achieved. These government agencies may change the legislative or regulatory framework within which the Company operates without providing any recourse for any adverse effects on its business that occur as a result of such change. Additionally, some of the regulations require KCS to obtain and maintain various licenses, permits and other authorizations. Any failure to maintain these licenses, permits, and other authorizations could adversely affect KCS’ business.

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

KCS incurs substantial fuel costs in its railroad operations and these costs represent a significant portion of its transportation expenses. Significant price increases for fuel may have a material adverse effect on operating results. During periods of rising fuel prices, KCS has been able to pass the majority of these fuel cost increases on to customers in the form of fuel surcharges applied either in the form of an increase in the freight rate or direct customer billings. If KCS is unable to recapture its costs of fuel from its customers, operating results could be materially adversely affected. In addition, a severe disruption of fuel supplies resulting from supply shortages, political unrest, a disruption of oil imports, weather events, war, or otherwise, and the resulting impact on fuel prices could materially adversely affect KCS’ operating results, financial condition, and cash flows.

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

From time to time, KCS may use various financial instruments to reduce its exposure to various market risks, including interest rates and fuel prices. While these financial instruments reduce the Company’s exposure to changes in market risks, the use of such instruments may ultimately limit the Company’s ability to benefit from lower fuel prices or interest rates due to amounts fixed at the time of entering into the hedge agreement.

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

The Company is a party to collective bargaining agreements with various labor unions in the United States and Mexico. As of December 31, 2009, approximately 80% of KCSR’s and KCSM’s employees were covered by labor contracts subject to collective bargaining. The Company may be subject to, among other things, strikes, work stoppages or work slowdowns as a result of disputes under these collective bargaining agreements and labor contracts or KCS’ potential inability to negotiate acceptable contracts with these unions. In the United States, because such agreements are generally negotiated on an industry-wide basis, determination of the terms and conditions of labor agreements have been and could continue to be beyond KCS’ control. KCS may, therefore, be subject to terms and conditions in industry-wide labor agreements that could have a material adverse effect on its results of operations, financial condition and cash flows. If the unionized workers in the United States or Mexico were to engage in a strike, work stoppage or other slowdown, if other employees were to become unionized, or if the terms and conditions in future labor agreements were renegotiated, KCS could experience a significant disruption of its operations and higher ongoing labor costs. Although the U.S. Railway Labor Act imposes restrictions on the right of United States railway workers to strike, there is no law in Mexico imposing similar restrictions on the right of railway workers in that country to strike.

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

KCS’ business may be affected by future acts of terrorism war or other acts of violence or crime.

Terrorist attacks, such as an attack on the Company’s chemical transportation activities, any government response thereto and war or risk of war may adversely affect KCS’ results of operations, financial condition, and cash flows. These acts may also impact the Company’s ability to raise capital or its future business opportunities. KCS’ rail lines and facilities could be direct targets or indirect casualties of acts of terror, which could cause significant business interruption and damage to KCS’ property. In recent years, there have been reported incidents of train cargo robberies in the United States and Mexico. Other acts of violence or crime could also adversely affect the Company’s business.

As a result, acts of terrorism or war or acts of crime or violence could result in increased costs and liabilities and decreased revenues for KCS. In addition, insurance premiums charged for some or all of the applicable coverage currently maintained by KCS could increase dramatically or certain coverage may not be adequate to cover losses or may not be available in the future.

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

The SCT may revoke the Concession if KCSM is sanctioned on three distinct occasions for unjustly interrupting the operation of its rail lines or for charging tariffs higher than the tariffs it has registered with the SCT. In addition, the SCT may revoke the Concession if, among other things, KCSM is sanctioned on five distinct occasions because KCSM restricts the ability of other Mexican rail operators to use its rail lines; KCSM fails to make payments for damages caused during the performance of services; KCSM fails to comply with any term or condition of the Mexican Railroad Services Law and regulations or the Concession; KCSM fails to make the capital investments required under its five-year business plan filed with the SCT; or KCSM fails to maintain an obligations compliance bond and insurance coverage as specified in the Mexican Railroad Services Law and regulations. In addition, the Concession would revoke automatically if KCSM changes its nationality or assigns or creates any lien on the Concession, or if there is a change in control of KCSM without the SCT’s approval. The SCT may also terminate the Concession as a result of KCSM’s surrender of its rights under the Concession, or for reasons of public interest or upon KCSM’s liquidation or bankruptcy. Revocation or termination of the Concession would prevent KCSM from operating its railroad and would materially adversely affect the Mexican operations and the ability to make payments on KCSM’s debt. If the Concession is terminated or revoked by the SCT for any reason, KCSM would receive no compensation and its interest in its rail lines and all other fixtures covered by the Concession, as well as all improvements made by it, would revert to the Mexican government.

In April 2006, the SCT initiated proceedings against KCSM, claiming that KCSM had failed to make certain minimum capital investments projected for 2004 and 2005 under its five-year business plan filed with the SCT prior to its April 2005 acquisition by KCS (collectively, the “Capital Investment Proceedings”). KCSM believes it made capital expenditures exceeding the required amounts. KCSM responded to the SCT by providing evidence in support of its investments and explaining why it believes sanctions are not appropriate. In May 2007, KCSM was served with an SCT resolution regarding the Capital Investment Proceeding for 2004, in which the SCT resolved to impose no sanction. In June 2007, KCSM was served with an SCT resolution regarding the Capital Investment Proceeding for 2005, in which the SCT determined that KCSM had indeed failed to make the minimum capital investments required for such year, and imposed a minimal fine. KCSM has filed an action in the Mexican Administrative and Fiscal Federal Court challenging this ruling. KCSM will have the right to challenge any adverse ruling.

KCSM believes that even if a sanction is ultimately imposed as a consequence of the 2005 Capital Investment Proceeding, there will be no material adverse effect on its results of operations or financial condition. However, if a sanction were to be imposed, it would be considered a “generic” sanction under Mexican law (i.e., sanctions applied to conduct not specifically referred to in specific subsections of the Mexican railway law). If KCSM is ultimately sanctioned by the SCT for “generic” sanctions on five occasions over the term of the Concession, KCSM could be subject to possible future SCT action seeking revocation of the Concession. Such revocation would materially adversely affect the results of operations and financial condition of KCSM.

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

The level and timing of KCS’ Mexican business activity is heavily dependent upon the level of United States-Mexican trade and the effects of NAFTA on such trade. The Mexican operations depend on the United States and Mexican markets for the products KCSM transports, the relative position of Mexico and the United States in these markets at any given time, and tariffs or other barriers to trade. Downturns in the United States or Mexican economy or in trade between the United States and Mexico would likely have adverse effects on KCS’ business results of operations and the Company’s ability to meet debt service obligations. In addition, KCS has invested significant amounts in developing its intermodal operations at the Port of Lazaro Cardenas, in part to provide Asian importers with an alternative to the west coast ports of the United States, and the level of intermodal traffic depends, to an extent, on the volume of Asian shipments routed through Lazaro Cardenas. Reduction in trading volumes, which may be caused by factors beyond KCS’ control, including increased government regulations in light of recent concerns regarding the safety and quality of Asian-manufactured products, may adversely affect KCS’ business and results of operations.

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

Mexico has a history of high levels of inflation and may experience high inflation in the future. During most of the 1980s and during the mid and late 1990s, Mexico experienced periods of high levels of inflation. The annual rates of inflation for the last three years, as measured by changes in the National Consumer Price Index, as provided by Banco de México, were 3.6% in 2009, 6.5% in 2008 and 3.8% in 2007. A substantial increase in the Mexican inflation rate would have the effect of increasing some of KCSM’s costs, which could adversely affect its results of operations and financial condition. High levels of inflation may also affect the balance of trade between Mexico and the United States, and other countries, which could adversely affect KCSM’s results of operations.

Risk Factors Relating to Ongoing Litigation

KCS is party to various legal proceedings and administrative actions arising in the ordinary course of business including those specifically mentioned below:

KCSM was named as a defendant in a lawsuit, which if adversely resolved, could result in KCS being ordered to return the stock of KCSM to the Federal Government of Mexico, thus losing its Concession to operate its Mexican railroad.

On December 9, 2009, KCSM was notified of a lawsuit filed by Minera México, S.A. de C.V. (“Minera México”), a subsidiary of Grupo México, S.A.B. de C.V. and an affiliate of Ferromex, against the Federal Government of Mexico, the SCT, Ferrocarriles Nacionales de México (“FNM”), KCSM, Nafta Rail, S.A. de C.V., a subsidiary of KCS (“Nafta Rail”), and KCS. The lawsuit claims that after the privatization bidding process for the acquisition of a majority interest in Ferrocarril del Noreste, S.A. de C.V. (“FNE”) (now KCSM) had concluded in 1997, in which the bidding was awarded to Transportación Ferroviaria Mexicana, S. de R.L. de C.V. (“TFM”) and the relevant stock purchase agreement was signed, the defendants improperly amended the stock purchase agreement and the purchasers paid a price lower than the price offered. The lawsuit alleges that the Mexican Federal Government, the SCT, FNM, KCSM, Nafta Rail and KCS violated a variety of the rules and regulations associated with the privatization bidding process. As a result of these alleged improprieties, Minera México claims the acquisition of FNE by KCS (through TFM) should be declared null and void and, consequently, the capital stock of FNE should be returned to the Federal Government of Mexico and Minera México, as the second place bidder in the bidding process, should be awarded the right to purchase the capital stock of FNE. On February 9, 2010, Minera México agreed to dismiss this lawsuit.

KCSM is involved in several disputes related to providing service to a Mexican subsidiary of a large U.S. auto manufacturer, which if adversely resolved could have a negative impact on its business and operations.

In March 2008, a Mexican subsidiary of a large U.S. Auto Manufacturer (the “Auto Manufacturer”) filed an arbitration suit against KCSM under a contract for services to the Auto Manufacturer’s plants in Mexico, which, as amended, had a stated termination date of January 31, 2008. The Auto Manufacturer claimed that the contract was implicitly extended and continued in effect beyond its stated termination date. The Auto Manufacturer is seeking a declaration by the arbitrator that the rates being assessed by KCSM are discriminatory, even though the rates being charged are within the legal rate limits set by Mexican law for such freight transportation. KCSM claimed that the contract did in fact expire on its stated termination date, and that services rendered thereafter are thus subject to the general terms and conditions (including rates) applicable in the absence of a specific contract, pursuant to Mexican law. Accordingly, KCSM filed a counterclaim against the Auto Manufacturer to, among other things, recover the applicable rate difference between the rates under the contract and KCSM’s rates. On May 18, 2009, the arbitrator issued an award on the first phase of the arbitration proceeding, ruling that the contract had terminated on May 8, 2008. As of the date of this filing, the second phase of the arbitration proceeding, regarding the claim that the rates assessed by KCSM are discriminatory, is in the evidentiary stage and has not been resolved. Management believes the final resolution of these claims will not have any material impact on KCSM’s results of operations.

In May 2008, the SCT initiated a proceeding against KCSM at the request of the Auto Manufacturer, alleging that KCSM impermissibly bundled international rail services and engaged in discriminatory pricing practices with respect to rail services provided by KCSM to the Auto Manufacturer. In March 2009, the SCT issued a decision determining that KCSM had engaged in the activities alleged, but imposed no sanction since this was the first time KCSM had engaged in such activities. On May 6, 2009, KCSM challenged the SCT’s decision and the appeal is currently pending in the Administrative and Fiscal Federal Court.

On July 23, 2008, the SCT delivered notice to KCSM of new proceedings against KCSM, claiming, among other things, that KCSM refused to grant Ferromex access to certain trackage over which Ferromex alleges it has trackage rights on six different occasions and thus denied Ferromex the ability to provide service to the Auto Manufacturer at this location.

KCSM believes it has defenses to the imposition of sanctions for the forgoing proceedings and is vigorously contesting these allegations. KCSM does not believe that these SCT proceedings will have a material adverse effect on its results of operations or financial condition. However, if KCSM is ultimately sanctioned by the SCT for “generic” sanctions on five occasions over the term of the Concession, KCSM could be subject to possible future SCT action seeking revocation of the Concession. Revocation of the Concession would materially adversely affect KCSM’s results of operations and financial condition.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Track Configuration

KCSR operates over a railroad system consisting of approximately 3,300 miles of main and branch lines in ten states extending from the midwest and southeast portions of the United States south to the Mexican border. Approximately 400 miles of KCSR’s system consists of trackage rights that permit KCSR to operate its trains with its crews over other railroad’s tracks.

Under its Concession from the Mexican government, KCSM has the right to operate approximately 2,600 miles of main and branch lines, but does not own the land, roadway, or associated structures and has approximately 700 miles of trackage rights. The Concession requires KCSM to make investments as described in a business plan filed every five years with the Mexican government. KCSM may defer capital expenditures with respect to its five-year business plan with the permission of the SCT. However, should the SCT not grant this permission, KCSM’s failure to comply with the commitments in its business plan could result in fines and ultimately the Mexican government revoking the Concession. See Item 1A, “Risk Factors — KCSM’s Mexican Concession is subject to revocation or termination in certain circumstances which would prevent KCSM from operating its railroad and would have a material adverse effect on the Company’s business and financial condition.”

Equipment Configuration

As of December 31, 2009 and 2008, KCS owned or leased the following units of equipment:

	2009		2008
	Leased	Owned	Leased	Owned

Locomotives	382	536	416	627

Rolling stock:
Box cars	6,199	875	6,460	1,581
Gondolas	2,856	1,746	3,271	1,781
Hoppers	4,949	882	5,841	923
Flat cars (intermodal and other)	1,335	512	2,071	583
Auto racks	1,761	—	1,753	—
Tank cars	527	15	524	32
Other	—	51	—	57

Total	17,627	4,081	19,920	4,957

Average Age (In Years) of Leased and Owned Locomotives:	2009	2008

Road locomotives	13.5	13.5
All locomotives	20.0	19.3

The Company, at the date of this filing, has approximately 200 locomotives in storage which primarily reflects the current economic environment and some seasonality. Management believes that this equipment will be needed in the foreseeable future as the Company grows and/or economic conditions improve. The Company has continued to depreciate all stored locomotives; older locomotives will be retired in the normal course of business or in some cases disposed of through re-sale.

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

Capital Expenditures

The Company’s cash capital expenditures for the three years ended December 31, 2009, 2008, and 2007, and planned 2010 capital expenditures are included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Expenditures”. See also Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Capitalization, Depreciation and Amortization of Property and Equipment, Including Concession Assets” regarding the Company’s policies and guidelines related to capital expenditures.

Item 3.	Legal Proceedings

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. For more information on legal proceedings, see Item 1A, “Risk Factors — Risks Relating to Ongoing Litigation,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Provision for Environmental Remediation — Provision for Personal Injury Claims,” and — “Other Matters — Litigation,” and Item 8, “Financial Statements and Supplementary Data — Note 12 Commitments and Contingencies,” and Item 9B, “Other Information”.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three months ended December 31, 2009.

Executive Officers of KCS and Subsidiaries

All executive officers are elected annually and serve at the discretion of the Board of Directors. All of the executive officers have employment agreements with KCS and/or its subsidiaries. The mailing address of the principal executive officers is 427 W. 12th Street, Kansas City, Missouri 64105.

Michael R. Haverty — Chairman of the Board and Chief Executive Officer — 65 — The information in the Company’s Definitive Proxy Statement under the heading “The Board of Directors — Directors Serving Until the Annual Meeting of Stockholders in 2012” with respect to Mr. Haverty is incorporated by reference.

David L. Starling — KCS President and Chief Operating Officer — 60 — Mr. Starling joined KCS as President and Chief Operating Officer on July 1, 2008. Mr. Starling has also served as a Director, President and Chief Executive Officer of KCSR since July 1, 2008. He has served as Vice Chairman of the Board of Directors of KCSM since September 2009. Mr. Starling has served as Vice Chairman of the Board of Directors of Panama Canal Railway Company (“PCRC”), a joint venture company owned equally by KCS and Mi-Jack Products,

Inc., since July 2008. Prior to joining KCS, Mr. Starling served as President and Director General of PCRC from 1999 through June 2008. From 1988 through 1999, Mr. Starling served in various leadership positions for American President Lines including most recently vice president Central Asia responsible for China, Taiwan.

Warren K. Erdman — Executive Vice President — Corporate Affairs — 51 — Served in this capacity since October 2007. He served as Senior Vice President — Corporate Affairs of KCS and KCSR from January 2006 to September 2007. Mr. Erdman served as Vice President — Corporate Affairs of KCS from April 15, 1997 to December 31, 2005 and as Vice President — Corporate Affairs of KCSR from May 1997 to December 31, 2005. Prior to joining KCS, Mr. Erdman served as Chief of Staff to United States Senator Kit Bond of Missouri from 1987 to 1997.

Larry M. Lawrence — Executive Vice President and Assistant to the Chairman — 47 — Served in this capacity since October 2007. Mr. Lawrence served as Senior Vice President and Assistant to Chairman-Strategies and Staff Studies of KCS from January 2006 to September 2007. Mr. Lawrence served as Assistant to CEO-Staff Studies and Planning of KCS from November 2001 until December 2005. Prior to joining KCS in 2001, Mr. Lawrence was a strategy consultant for 15 years with McKinsey, A. T. Kearney and KPMG.

Patrick J. Ottensmeyer — Executive Vice President Sales and Marketing — 52 — Served in this capacity since October 16, 2008. Mr. Ottensmeyer joined KCS in May 2006 as Executive Vice President and Chief Financial Officer. Prior to joining KCS, Mr. Ottensmeyer served as Chief Financial Officer of Intranasal Therapeutics, Inc. from 2001 to May 2006. From 2000 to 2001, he served as Corporate Vice President Finance and Treasurer for Dade-Behring Holdings, Inc. From 1993 to 1999, Mr. Ottensmeyer served as Vice President Finance and Treasurer at Burlington Northern Santa Fe Corporation and BNSF Railway and their predecessor companies.

Michael W. Upchurch — Executive Vice President and Chief Financial Officer — 49 — Served in this capacity since October 16, 2008. Mr. Upchurch joined KCS in March 2008 as Senior Vice President Purchasing and Financial Management. Prior to joining KCS, Mr. Upchurch served as Senior Vice President Finance of Red Development LLC, from December 2007 through February 2008. From September 2006 through December 2007, Mr. Upchurch worked as an independent consultant providing financial consulting services. From 1990 through September 2006, Mr. Upchurch served in various senior financial leadership positions at Sprint Nextel Corporation and its predecessor, Sprint Corporation, including Senior Vice President Financial Operations, Senior Vice President Finance Sprint Business Solutions and Senior Vice President Finance Long Distance Division.

José Guillermo Zozaya Delano — President and Executive Representative — KCSM — 57 — Has served in this position since April 20, 2006. Mr. Zozaya has 35 years of experience in law and government relations, most recently as the legal and government relations director for ExxonMobil México, S.A. de C.V., where he spent nine years prior to joining KCSM.

John E. Derry — Senior Vice President of Human Resources — 42 — Served in this capacity since July 2008. He served as Vice President of Human Resources from February 2008 until July 2008. Mr. Derry joined KCS from YRC Worldwide, Inc. where he served in various Human Resource functions from January 2004 to February 2008. From September 2006 to February 2008, Mr. Derry served as Vice President of Human Resources for Yellow Transportation. Prior to joining YRC Worldwide, Inc. Mr. Derry spent 17 years with General Mills Inc. in various operations, labor relations and human resource roles.

Mary K. Stadler — Senior Vice President and Chief Accounting Officer — 50 — Served in this capacity since March 2, 2009. From April 1990 through August 2008, Ms. Stadler served in various finance leadership positions at Sprint Nextel Corporation and its predecessor, Sprint Corporation, including Vice President — Finance Operations and most recently served as its Vice President — Assistant Controller.

Paul J. Weyandt — Senior Vice President — Finance and Treasurer — 56 — Served in this capacity since April 2005. He served as Vice President and Treasurer of KCS and of KCSR from September 2001 until March 2005. Before joining KCS, Mr. Weyandt was a consultant to the Structured Finance Group of GE Capital Corporation from May 2001 to September 2001. Prior to consulting, Mr. Weyandt spent 23 years with BNSF Railway, most recently as Assistant Vice President Finance and Assistant Treasurer.

William J. Wochner — Senior Vice President and Chief Legal Officer — 62 — Served in this capacity since February 2007. He served as Vice President and Interim General Counsel from December 2006 to January 2007. From September 2006 to December 2006, Mr. Wochner served as Vice President and Associate General Counsel. From March 2005 to September 2006, Mr. Wochner served as Vice President Sales and Marketing/Contracts for KCSR. From February 1993 to March 2005, Mr. Wochner served as Vice President and General Solicitor of KCSR.

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

Market Information

The Company’s common stock is traded on the New York Stock Exchange under the ticker symbol “KSU”. Information as to the high and low sales price of the Company’s common and preferred stock for the years ended December 31, 2009 and 2008 is set forth in Note 15 to the Consolidated Financial Statements in Item 8 of this Form 10-K and is incorporated by reference herein.

Dividend Policy

Common Stock.  KCS has not declared any cash dividends on its common stock during the last five fiscal years and it does not anticipate making any cash dividend payments to common shareholders in the foreseeable future. Pursuant to KCSR’s credit agreement, KCS is prohibited from the payment of cash dividends on its common stock.

Preferred Stock.  Kansas City Southern is restricted from paying cash dividends on its Series D Preferred Stock when its coverage ratio (as defined in the indentures for KCSR’s 8.0% Senior Notes and 13.0% Senior Notes) is less than 2.0:1. It is the Company’s intention to pay timely dividends on all preferred stock in cash when dividend payments are not restricted under the covenants of its various debt agreements and the Company has adequate levels of liquidity. In the event that dividends on the Series D Preferred Stock are in arrears for six consecutive quarters (or an equivalent number of days in the aggregate, whether or not consecutive), holders of the Series D Preferred Stock, as applicable, will be entitled to elect two of the authorized number of directors at the next annual stockholders’ meeting, and at each subsequent stockholders’ meeting until such time as all accumulated dividends are paid on the Series D Preferred Stock, as applicable, or set aside for payment.

Holders

There were 4,446 record holders of KCS common stock on February 4, 2010; however, the number of actual holders of KCS common stock is greater due to the practice of brokerage firms registering many shares for clients in the brokerage firm’s name.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information about securities authorized for issuance under KCS’ equity compensation plans.

Performance Graph

The following graph shows the changes in value over the five years ended December 31, 2009, of an assumed investment of $100 in: (i) KCS’ common stock; (ii) the stocks that comprise the Dow Jones Transportation Average Index(1); and (iii) the stocks that comprise the S&P 500 Index(2). The table following the graph shows the value of those investments on December 31 for each of the years indicated. The values for the assumed investments depicted on the graph and in the table have been calculated assuming that any cash dividends are reinvested.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Among Kansas City Southern, the S&P 500 Index
and the Dow Jones Transportation Index

	2004	2005	2006	2007	2008	2009
Kansas City Southern	100.00	137.79	163.45	193.63	107.45	187.76
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
Dow Jones Transportation Average	100.00	111.27	120.01	127.37	102.44	126.00

(1)	The Dow Jones Transportation Average is an index prepared by Dow Jones & Co., Inc., an independent company.

(2)	The S&P 500 is an index prepared by Standard and Poor’s Corporation, an independent company. The S&P 500 Index reflects the change in weighted average market value for 500 companies whose shares are traded on the New York Stock Exchange, American Stock Exchange and the Nasdaq Stock Market.

Item 6.	Selected Financial Data

The selected financial data below (in millions, except per share amounts) should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this Form 10-K as well as the consolidated financial statements and the related notes.

	2009	2008	2007	2006	2005(i)

Results of Operations
Revenues	$1,480.2	$1,852.1	$1,742.8	$1,659.7	$1,352.0
Operating expenses	1,212.0	1,461.9	1,380.4	1,355.4	1,289.7

Operating income	$268.2	$390.2	$362.4	$304.3	$62.3

Net income	$69.0	$184.2	$154.2	$109.2	$83.1
Earnings per common share:
Basic	$0.61	$2.02	$1.77	$1.20	$1.21
Diluted	0.61	1.86	1.57	1.08	1.10
Financial Position
Total assets	$5,479.1	$5,439.2	$4,928.2	$4,637.3	$4,423.6
Total debt obligations, including current portion	1,980.0	2,086.1	1,755.9	1,757.0	1,860.6
Total stockholders’ equity	2,058.8	1,911.5	1,726.3	1,582.4	1,426.2
Total equity(ii)	2,341.6	2,185.2	1,969.3	1,682.7	1,426.2
Other Data Per Common Share
Cash dividends per common share	$—	$—	$—	$—	$—

(i)	The 2005 results reflect the consolidation of Mexrail effective January 1, 2005 and KCSM effective April 1, 2005.

(ii)	The adoption of the new accounting guidance on noncontrolling interests has resulted in the reclassification of amounts previously attributable to minority interest, now referred to as noncontrolling interest, to a separate component of total equity in the consolidated balance sheet.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	fluctuations in the market price for the Company’s common stock;

•	KCS’ dividend policy and restrictions on its ability to pay dividends on its common stock;

•	KCS’ high degree of leverage;

•	the Company’s potential need for and ability to obtain additional financing;

•	KCS’ ability to successfully implement its business strategy, including the strategy to convert customers from using trucking services to rail transportation services;

•	the impact of competition, including competition from other rail carriers, trucking companies and maritime shippers in the United States and Mexico;

•	United States, Mexican and global economic, political and social conditions;

•	the effects of the North American Free Trade Agreement, or NAFTA, on the level of trade among the United States, Mexico and Canada;

•	uncertainties regarding the litigation KCS faces and any future claims and litigation;

•	the effects of employee training, stability of the existing information technology systems, technological improvements and capital expenditures on labor productivity, operating efficiencies and service reliability;

•	the adverse impact of any termination or revocation of KCSM’s Concession by the Mexican government;

•	legal or regulatory developments in the United States, Mexico or Canada;

•	KCS’ ability to generate sufficient cash, including its ability to collect on its customer receivables, to pay principal and interest on its debt, meet its obligations and fund its other liquidity needs;

•	the effects of adverse general economic conditions affecting customer demand and the industries and geographic areas that produce and consume the commodities KCS carries;

•	material adverse changes in economic and industry conditions, including the availability of short and long-term financing, both within the United States and Mexico and globally;

•	natural events such as severe weather, fire, floods, hurricanes, earthquakes or other disruptions to the Company’s operating systems, structures and equipment or the ability of customers to produce or deliver their products;

•	KCS’ business may be affected by market and regulatory responses to climate change;

•	disruption in fuel supplies, changes in fuel prices and the Company’s ability to assess fuel surcharges;

•	KCS’ ability to attract and retain qualified management personnel;

•	changes in labor costs and labor difficulties, including work stoppages affecting either operations or customers’ abilities to deliver goods for shipment;

•	credit risk of customers and counterparties and their failure to meet their financial obligations;

•	the outcome of claims and litigation, including those related to environmental contamination, personal injuries, and occupational illnesses arising from hearing loss, repetitive motion and exposure to asbestos and diesel fumes;

•	acts of terrorism or risk of terrorist activities;

•	war or risk of war;

•	political and economic conditions in Mexico and the level of trade between the United States and Mexico; and

•	legislative, regulatory, or legal developments involving taxation, including enactment of new foreign, federal or state income or other tax rates, revisions of controlling authority, and the outcome of tax claims and litigation.

Forward-looking statements reflect only as of the date on which they are made. The Company will not update any forward-looking statements to reflect future events, developments, or other information. If KCS does update one or more forward-looking statements, no inference should be drawn that additional updates will be made regarding that statement or any other forward-looking statements.

CORPORATE OVERVIEW

Kansas City Southern, a Delaware corporation, is a transportation holding company that has railroad investments in the U.S., Mexico and Panama. In the U.S., the Company serves the central and south central U.S. Its international holdings serve northeastern and central Mexico and the port cities of Lazaro Cardenas, Tampico and Veracruz, and a fifty percent interest in Panama Canal Railway Company provides ocean-to-ocean freight and passenger service along the Panama Canal. KCS’ North American rail holdings and strategic alliances are primary components of a NAFTA railway system, linking the commercial and industrial centers of the U.S., Canada and Mexico. Its principal subsidiaries and affiliates include the following:

•	The Kansas City Southern Railway Company (“KCSR”), a wholly-owned subsidiary;

•	Kansas City Southern de México, S.A. de C.V. (“KCSM”), which became a wholly-owned subsidiary as of April 1, 2005, when KCS completed its acquisition of KCSM;

•	Mexrail, Inc. (“Mexrail”), a wholly-owned consolidated subsidiary; which, in turn, wholly owns The Texas Mexican Railway Company (“Tex-Mex”);

•	Meridian Speedway, LLC (“MSLLC”), a seventy-two percent owned consolidated affiliate;

•	Panama Canal Railway Company (“PCRC”), a fifty percent owned unconsolidated affiliate, that provides international container shipping companies with a railway transportation option in lieu of the Panama Canal and owns all of the common stock of Panarail Tourism Company (“Panarail”);

•	Southern Capital Corporation, LLC (“Southern Capital”), a fifty percent owned unconsolidated affiliate that owns and leases locomotives and other equipment; and

•	Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”), a twenty-five percent owned unconsolidated affiliate that provides railroad services as well as ancillary services in the greater Mexico City area.

KCS, as the holding company, supplies its various subsidiaries with managerial, legal, tax, financial and accounting services, in addition to management services for various other “non-operating” investments.

EXECUTIVE SUMMARY

2009 Financial Overview

This has been a pivotal year for Kansas City Southern. With the uncertain state of the world economy, KCS, like so many other companies, has had to make difficult decisions about where to invest valuable resources for growth in the future. The Company has remained focused on maximizing the value of the cross border network and the vision to be a strong, independent transportation company that consistently delivers exceptional service to its customers and increasing value to its shareholders. Management believes the Company’s efforts leave it well positioned as the global economy begins to recover.

The Company reported 2009 earnings of $0.61 per diluted share on consolidated net income of $68.0 million for the year ended December 31, 2009, compared to annual earnings of $1.86 per diluted share on consolidated net income of $183.9 million for 2008. This earnings decline reflects a 20% reduction in revenues in 2009 as compared to 2008. This significant revenue decline was primarily driven by the economic downturn that has affected most business sectors, and has resulted in industry-wide declines in carload/unit volumes. The revenue declines were partially offset by reduced fuel costs, reflecting reduced consumption and prices, and increased efficiency. The revenue declines were further mitigated by the Company’s cost containment measures including modifications to the Company’s operations in response to volumes; however, due to increased depreciation and amortization expense and because certain operating costs are fixed in the short-term, operating expenses as a percentage of revenues increased to 81.9% in 2009, as compared to 78.9% in 2008.

Cash flows from operations decreased to $292.9 million as compared to $413.0 million for the years ended December 31, 2009 and 2008, respectively. The decrease is primarily due to lower carload/unit volumes as previously discussed. Capital expenditures are a significant use of cash for KCS and were $349.2 million for 2009, a 35% decrease compared to 2008. Despite the downturn in the economy, the Company continued to focus on the completion of strategic projects. During the second quarter of 2009, the Company completed construction and opened the newly rehabilitated line from Rosenberg to Victoria, Texas which diverts KCSR’s operations from 157 miles of trackage rights to a more direct route, reducing the mileage between Laredo and Houston/Beaumont by 67 miles. In addition, the line reopened regular train service to the area, bringing needed rail capacity to south Texas to reduce highway congestion and the number of trucks on Texas highways. It also makes regional business more competitive, leading to future growth and jobs.

During 2009, the Company was focused on improving KCS’ financial condition and liquidity position. KCSM paid off its bank term loan and revolver using the proceeds of a $200.0 million debt offering in the first quarter. KCS also strengthened its balance sheet and liquidity through the sale of 4,330,208 shares of common stock with net proceeds of $73.9 million.

RESULTS OF OPERATIONS

Year Ended December 31, 2009, compared with the Year Ended December 31, 2008

The following summarizes the consolidated income statement components of KCS (in millions):

			Change
	2009	2008	Dollars	Percent

Revenues	$1,480.2	$1,852.1	$(371.9)	(20)%

Operating expenses	1,212.0	1,461.9	(249.9)	(17)%

Operating income	268.2	390.2	(122.0)	(31)%
Equity in net earnings of unconsolidated affiliates	7.7	18.0	(10.3)	(57)%
Interest expense	(173.7)	(138.9)	(34.8)	25%
Debt retirement costs	(5.9)	(5.6)	(0.3)	5%
Foreign exchange gain (loss)	2.1	(21.0)	23.1	(110)%
Other income, net	5.2	6.0	(0.8)	(13)%

Income before income taxes and noncontrolling interest	103.6	248.7	(145.1)	(58)%
Income tax expense	34.6	64.5	(29.9)	(46)%

Net income	69.0	184.2	(115.2)	(63)%
Noncontrolling interest	1.0	0.3	0.7	233%

Net income attributable to Kansas City Southern and subsidiaries	$68.0	$183.9	$(115.9)	(63)%

Revenues

The following summarizes revenues (in millions) and carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	2009	2008	% Change	2009	2008	% Change	2009	2008	% Change

Chemical and petroleum	$323.4	$347.8	(7)%	238.3	240.2	(1)%	$1,357	$1,448	(6)%
Industrial and consumer products	344.4	508.6	(32)%	267.0	367.6	(27)%	1,290	1,384	(7)%
Agriculture and minerals	360.0	455.0	(21)%	246.3	293.3	(16)%	1,462	1,551	(6)%

Total general commodities	1,027.8	1,311.4	(22)%	751.6	901.1	(17)%	1,367	1,455	(6)%
Coal	187.2	203.7	(8)%	301.2	301.3	—	622	676	(8)%
Intermodal	143.4	160.6	(11)%	516.4	520.9	(1)%	278	308	(10)%
Automotive	52.9	105.6	(50)%	51.7	101.6	(49)%	1,023	1,039	(2)%

Subtotal	1,411.3	1,781.3	(21)%	1,620.9	1,824.9	(11)%	$871	$976	(11)%

Other revenue	68.9	70.8	(3)%

Total revenues(i)	$1,480.2	$1,852.1	(20)%

(i) Included in revenues:
Fuel surcharge	$77.9	$200.3

Freight revenues include both revenue for transportation services and fuel surcharges. For the year ended December 31, 2009, revenues decreased $371.9 million compared to the prior year, primarily due to the overall decrease in carload/unit volumes resulting from the downturn in the economy, decreased fuel surcharge, and the effect of unfavorable fluctuations in the value of the U.S. dollar against the value of the Mexican peso for revenues denominated in Mexican pesos, partially offset by an increase in core pricing. Revenue per carload/unit decreased by 11% for the year ended December 31, 2009, reflecting unfavorable commodity mix in addition to the factors discussed above.

KCS’s fuel surcharge is a mechanism to adjust revenue based upon changing fuel prices. Fuel surcharges are calculated differently depending on the type of commodity transported. For most commodities, fuel surcharge is calculated using a fuel price from a prior time period that can be as much as 60 days earlier. In a period of volatile fuel prices or changing customer business mix, changes in fuel expense and fuel surcharge may significantly differ.

The following discussion provides an analysis of revenues by commodity group:

Revenues by commodity
group for 2009

     Chemical and petroleum.  Revenues decreased $24.4 million for the year ended December 31, 2009, primarily due to a decline in the fuel surcharge and unfavorable fluctuations in the value of the U.S. dollar against the value of the Mexican peso. Revenues decreased in chemical products used to manufacture glass and paint as a result of the downturn in the automotive and construction industries. Petroleum products also declined year over year due to an unfavorable customer mix, partially offset by an increase in volumes.

Industrial and consumer products.  Revenues decreased $164.2 million for the year ended December 31, 2009, due to decreases in volume, fuel surcharge and unfavorable fluctuations in the value of the U.S. dollar against the value of the Mexican peso. Volumes in metals and scrap decreased as a result of weak demand for pipe used in oil drilling and slab shipments used in automobiles and appliances. Forest products were affected by decreased demand that resulted in temporary mill shutdowns to bring inventory in line with demand.

Agriculture and minerals.  Revenues decreased $95.0 million for the year ended December 31, 2009, due to decreases in volume, fuel surcharge and unfavorable fluctuations in the value of the U.S. dollar against the value of the Mexican peso. Grain traffic accounted for the majority of the decrease as traffic patterns shifted due to a combination of factors. There was an abundant supply of grain, primarily corn that was grown in Mexico, as well as an abundant supply of alternative grains which drove a change in origination and traffic patterns. In addition, significantly lower vessel freight rates from U.S. ports along the Gulf of Mexico drove a substitution from rail to vessel for certain shipments to Mexico. The decrease was partially offset by an increase in food products revenue driven by new business.

Coal.  Revenues decreased $16.5 million for the year ended December 31, 2009, primarily due to a reduction in fuel surcharge and a decline in petroleum coke shipments going to the cement and steel industry markets in Mexico, which continue to be affected by the decline in construction projects. Unit coal volumes to existing electric generation customers increased during 2009; however, related revenue per unit declined primarily due to a reduction in fuel surcharge.

Intermodal.  Revenues decreased $17.2 million for the year ended December 31, 2009, primarily due to a decline in the fuel surcharge and an unfavorable change in product mix. The decrease in volume is due to the loss of business driven by unfavorable fluctuations in the value of the U.S. dollar against the value of the Mexican peso, reduced demand in consumer retail, and aggressive truck competition. The volume reduction was partially offset by an increase in haulage business and a fourth quarter increase in cross border automotive parts shipments.

Automotive.  Revenues decreased $52.7 million for the year ended December 31, 2009, due to a decline in volume and unfavorable fluctuations in the value of the U.S. dollar against the value of the Mexican peso. The volume decrease was driven by the continued overall downturn in the automotive industry caused by consumer uncertainty and tightening credit markets. In addition, the bankruptcy of two U.S. automotive companies resulted in several unscheduled plant shutdowns in the first half of 2009. The decline in volume was partially offset by government incentive programs that were established during the second and third quarters of 2009.

Operating expenses

Operating expenses, as shown below (in millions), decreased $249.9 million for the year ended December 31, 2009, when compared to the same period in 2008, primarily due to decreased carload/unit volumes, fuel expense, cost containment measures and the effect of favorable fluctuations in the value of the U.S. dollar against the value of the Mexican peso for operating expenses denominated in Mexican pesos. Certain prior period amounts have been reclassified to conform to the current year presentation.

			Change
	2009	2008	Dollars	Percent

Compensation and benefits	$328.8	$369.9	$(41.1)	(11)%
Purchased services	171.3	209.1	(37.8)	(18)%
Fuel	189.4	324.6	(135.2)	(42)%
Equipment costs	164.1	178.6	(14.5)	(8)%
Depreciation and amortization	182.5	168.6	13.9	8%
Casualties and insurance	43.1	72.7	(29.6)	(41)%
Materials and other	132.8	138.4	(5.6)	(4)%

Total operating expenses	$1,212.0	$1,461.9	$(249.9)	(17)%

Compensation and benefits.  Compensation and benefits decreased $41.1 million for the year ended December 31, 2009, compared to 2008, primarily due to labor reductions in response to declining carload/unit volumes, with further expense decreases in Mexico due to favorable fluctuations in the value of the U.S. dollar against the value of the Mexican peso.

Purchased services.  Purchased services decreased $37.8 million for the year ended December 31, 2009, compared to 2008, primarily due to lower locomotive maintenance expense as a result of fewer locomotives in service, newer fleet and renegotiated maintenance contracts. Corporate expenses decreased as a result of cost containment measures. In addition, the Company recognized a deferred credit of $6.1 million related to the partial cancellation of a maintenance contract in 2009.

Fuel.  Fuel expense decreased $135.2 million for the year ended December 31, 2009, compared to 2008, primarily due to lower diesel fuel prices, lower consumption driven by decreased carload/unit volumes, and increased fuel efficiency.

Equipment costs.  Equipment costs decreased $14.5 million for the year ended December 31, 2009, compared to 2008 primarily due to a decrease in the use of other railroads’ freight cars.

Depreciation and amortization.  Depreciation and amortization increased $13.9 million for the year ended December 31, 2009, compared to 2008, primarily due to a larger asset base, partially offset by the impact of lower rates based on the scheduled depreciation study in 2009 and a change in the estimated useful lives of certain Mexico concession assets.

Casualties and insurance.  Casualties and insurance expenses decreased $29.6 million for the year ended December 31, 2009, compared to 2008, primarily due to fewer derailments and lower average cost per derailment. In addition, the Company reduced the personal injury reserve, reflecting favorable claims experience.

Materials and other.  Materials and other decreased $5.6 million for year ended December 31, 2009, compared to 2008, primarily due to lower employee expenses and lower materials and supplies used for the maintenance of track and locomotives. The decrease was partially offset by legal settlements in 2009. In addition, 2008 included a reduction of a legal reserve.

Non-Operating Expenses

Equity in Net Earnings of Unconsolidated Affiliates.  Equity in earnings from unconsolidated affiliates was $7.7 million and $18.0 million for the years ended December 31, 2009 and 2008, respectively. Significant components of this change were as follows:

•	Equity in earnings from the operations of PCRC was $2.9 million for the year ended December 31, 2009, compared to $8.2 million for 2008. The decrease is primarily due to a reduction in container volume attributable to the downturn in the economy.

•	Equity in earnings of Southern Capital was $3.5 million for the year ended December 31, 2009, compared to $5.1 million for 2008. The decrease is primarily due to the loss on sale of railcars and other equipment in 2009, lower lease income due to lease expirations and larger casualties expense recorded in 2009.

•	KCSM’s equity in earnings of FTVM was $1.3 million for the year ended December 31, 2009, compared to $4.7 million for 2008. The decrease is primarily due to the decline in volume due to the downturn in the Mexican economy and a favorable adjustment related to negotiations of a maintenance agreement recorded in 2008.

Interest Expense.  Interest expense increased $34.8 million for the year ended December 31, 2009, compared to 2008, primarily due to higher debt balances and average interest rates. In 2009 and 2008, the Company recorded interest expense reductions as a result of various tax-related settlements and in 2009 recognized interest expense from an unfavorable outcome related to a legal dispute.

Debt Retirement Costs.  Debt retirement costs increased $0.3 million for the year ended December 31, 2009, compared to the year ended December 31, 2008. In January 2009, KCSR redeemed its 7 1/2% Senior Notes due June 15, 2009 and expensed $5.3 million for cash tender offer expenses and unamortized debt issuance costs. In addition, in March of 2009, KCSM repaid all amounts outstanding under the 2007 KCSM Credit Agreement and upon termination, wrote-off the unamortized debt issuance cost related to this debt. In May 2008, KCSR redeemed its 9 1/2% Senior Notes due October 1, 2008 and expensed $5.6 million for cash tender offer expenses and unamortized debt issuance costs.

Foreign Exchange.  For the years ended December 31, 2009 and 2008, the foreign exchange was a gain of $2.1 million and a loss of $21.0 million, respectively, primarily due to fluctuations in the value of the U.S. dollar versus the value of the Mexican peso.

Other Income, net.  Other income, net, decreased $0.8 million for the year ended December 31, 2009 compared to the same period in 2008, primarily due to decreases in royalty, interest and dividend income, partially offset by gains on sale of property.

Income Tax Expense.  For the year ended December 31, 2009, the Company’s income tax expense was $34.6 million, a decrease of $29.9 million as compared to $64.5 million for the year ended December 31, 2008. The effective tax rate was 33.4% and 25.9% for the years ended December 31, 2009 and 2008, respectively. The changes in income tax expense and the effective tax rate were due to lower pre-tax income in 2009, a shift in the composition of income in different taxing jurisdictions, foreign exchange rate fluctuations and a change in Mexican tax rates for tax years 2010 through 2013.

Year Ended December 31, 2008, compared with the Year Ended December 31, 2007

The following summarizes the consolidated income statement components of KCS (in millions):

			Change
	2008	2007	Dollars	Percent

Revenues	$1,852.1	$1,742.8	$109.3	6%

Operating expenses	1,461.9	1,380.4	81.5	6%

Operating income	390.2	362.4	27.8	8%
Equity in net earnings of unconsolidated affiliates	18.0	11.4	6.6	58%
Interest expense	(138.9)	(156.7)	17.8	(11)%
Debt retirement costs	(5.6)	(6.9)	1.3	(19)%
Foreign exchange loss	(21.0)	(0.9)	(20.1)	2,233%
Other income, net	6.0	12.0	(6.0)	(50)%

Income before income taxes and noncontrolling interest	248.7	221.3	27.4	12%
Income tax expense	64.5	67.1	(2.6)	(4)%

Net income	184.2	154.2	30.0	19%
Noncontrolling interest	0.3	0.4	(0.1)	(25)%

Net income attributable to Kansas City Southern and subsidiaries	$183.9	$153.8	$30.1	20%

Revenues

The following summarizes revenues (in millions) and carload/unit statistics (in thousands) and revenue per carload/unit.

	Revenues			Carloads and Units			Revenue per Carload/Unit
	2008	2007	% Change	2008	2007	% Change	2008	2007	% Change

Chemical and petroleum	$347.8	$320.4	9%	240.2	228.3	5%	$1,448	$1,403	3%
Industrial and consumer products	508.6	501.1	1%	367.6	393.8	(7)%	1,384	1,272	9%
Agriculture and minerals	455.0	403.7	13%	293.3	297.9	(2)%	1,551	1,355	14%

Total general commodities	1,311.4	1,225.2	7%	901.1	920.0	(2)%	1,455	1,332	9%
Coal	203.7	193.0	6%	301.3	314.1	(4)%	676	614	10%
Intermodal	160.6	143.1	12%	520.9	526.4	(1)%	308	272	13%
Automotive	105.6	110.9	(5)%	101.6	108.4	(6)%	1,039	1,023	2%

Subtotal	1,781.3	1,672.2	7%	1,824.9	1,868.9	(2)%	$976	$895	9%

Other revenue	70.8	70.6	—

Total revenues(i)	$1,852.1	$1,742.8	6%

(i) Included in revenues:
Fuel surcharge	$200.3	$133.2

For the year ended December 31, 2008, revenues increased $109.3 million compared to the prior year, primarily due to targeted rate increases, increased fuel surcharge, and new business opportunities partially offset by an overall decrease in carload/unit volumes. A large portion of the volume decrease in 2008 was realized in the fourth quarter resulting from the downturn in the economy. The effect of fluctuations in the value of the U.S. dollar against the value of the Mexican peso was not significant for the year ended December 31, 2008.

KCS’s fuel surcharge is a mechanism to adjust revenue based upon changing fuel prices. Fuel surcharges are calculated differently depending on the type of commodity transported. For most commodities, fuel surcharge is calculated using a fuel price from a prior time period that can be as much as 60 days earlier. In a period of volatile fuel prices or changing customer business mix, changes in fuel expense and fuel surcharge may significantly differ.

The following discussion provides an analysis of revenues by commodity group.

Revenues by commodity
group for 2008

     Chemical and petroleum.  Revenues increased $27.4 million for the year ended December 31, 2008, due to targeted rate increases, fuel surcharge increases, and increased traffic volumes from new business primarily in plastic products.

Industrial and consumer products.  Revenues increased $7.5 million for the year ended December 31, 2008 primarily due to higher demand in the metals and scrap from coil and pipe products as well as new business, targeted rate increases, and fuel surcharge increases. These increases were partially offset by decreases in volume due to the declining housing market which impacted forest products and declines in beer export volume from Mexico reflected in other products due to a large beer producer relocating to an area not served by the KCS network in the first quarter of 2008.

Agriculture and minerals.  Revenues increased $51.3 million for the year ended December 31, 2008, driven by targeted rate increases, fuel surcharge increases and increased length of haul of cross border traffic from customers moving their business from various competitors onto the KCS network. Grain accounted for the majority of the revenue increase even with a later-than-forecasted harvest decreasing volume. This volume decrease was partially offset by increased traffic in ores and minerals, particularly in rock and sand products, due to the strong energy sector.

Coal.  Revenues increased $10.7 million for the year ended December 31, 2008, due to an increase in fuel surcharge participation, increased length of haul, rate increases, and improved system velocity on coal trains in the second half of 2008. The increase was partially offset by lower volumes during the first half of 2008 due to higher stockpile levels, utility customer maintenance outages, and adverse weather in the Midwest affecting deliveries.

Intermodal.  Revenues increased $17.5 million for the year ended December 31, 2008, driven by targeted rate increases and fuel surcharge increases. Volumes of imports and exports of intermodal containerized business originating and terminating at the Port of Lazaro Cardenas increased and were offset by decreases in automotive related traffic (parts distribution) as well as certain haulage business.

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

Operating expenses

For the year ended December 31, 2008, operating expenses increased $81.5 million. The effect of fluctuations in the value of the U.S. dollar against the value of the Mexican peso was not significant for the year ended December 31, 2008. The following summarizes the Company’s operating expenses (in millions). Certain prior period amounts have been reclassified to conform to the current year presentation.

			Change
	2008	2007	Dollars	Percent

Compensation and benefits	$369.9	$384.0	$(14.1)	(4)%
Purchased services	209.1	198.4	10.7	5%
Fuel	324.6	270.2	54.4	20%
Equipment costs	178.6	184.6	(6.0)	(3)%
Depreciation and amortization	168.6	159.0	9.6	6%
Casualties and insurance	72.7	69.3	3.4	5%
Materials and other	138.4	114.9	23.5	20%

Total operating expenses	$1,461.9	$1,380.4	$81.5	6%

Compensation and benefits.  Compensation and benefits decreased $14.1 million for the year ended December 31, 2008, compared to 2007. Increases due to annual wage and salary rate increases and severance obligations were offset by lower share-based compensation expense as a result of forfeitures, decreases in incentive compensation and an increase in capitalized overhead rates based on updated studies.

Purchased services.  Purchased services increased $10.7 million for the year ended December 31, 2008, compared to 2007, primarily due to an increase in locomotive maintenance expense in Mexico, equipment and track structure maintenance expenses, corporate expenses and switching costs.

Fuel.  Fuel expense increased $54.4 million for the year ended December 31, 2008, compared to 2007, primarily due to higher diesel fuel prices, partially offset by lower consumption in certain parts of the network and increased fuel efficiency driven primarily by older locomotives being replaced with new locomotives through a strategic initiative in 2007 and 2008.

Equipment costs.  Equipment costs decreased $6.0 million for the year ended December 31, 2008, compared to 2007, due to a decrease in the use of other railroads’ freight cars.

Depreciation and amortization.  Depreciation and amortization increased $9.6 million for the year ended December 31, 2008, compared to 2007, primarily due to a larger asset base.

Casualties and insurance.  Casualties and insurance expenses increased $3.4 million for the year ended December 31, 2008, compared to 2007, primarily due to the lower expense in 2007 from a favorable reinsurance litigation settlement received in the second quarter of 2007, and damages caused by the hurricanes in the third quarter of 2008, partially offset by decreases in personal injury and derailment expenses.

Materials and other.  Materials and other increased $23.5 million for year ended December 31, 2008, compared to 2007, due to increased materials and supplies used for the maintenance of freight cars and locomotives and lower sales and use tax in the first quarter of 2007 as a result of a favorable tax ruling.

Non-Operating Expenses

Equity in Net Earnings of Unconsolidated Affiliates.  Equity in earnings from unconsolidated affiliates was $18.0 million and $11.4 million for the years ended December 31, 2008 and 2007, respectively. Significant components of this change were as follows:

•	Equity in earnings from the operations of PCRC was $8.2 million for the year ended December 31, 2008, compared to $3.7 million in 2007. The increase is primarily due to increased freight revenue driven by higher volume from new and existing customers.

•	Equity in earnings of Southern Capital was $5.1 million for the year ended December 31, 2008, compared to $4.8 million in 2007. The increase is primarily attributed to increased lease income as well as a reduction in interest and administrative expenses.

•	KCSM’s equity in earnings of FTVM was $4.7 million for the year ended December 31, 2008, compared to $2.9 million in 2007. The increase primarily reflects reduced maintenance expense in 2008 and a non-recurring prior year loss recorded in 2007.

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

Foreign Exchange.  For the years ended December 31, 2008 and 2007, the foreign exchange loss was $21.0 million and $0.9 million, respectively, primarily due to fluctuations in the value of the U.S. dollar versus Mexican peso exchange rates and a cumulative post-acquisition loss of $2.9 million in the fourth quarter, which was an out-of-period adjustment related to certain unsettled transactions recorded prior to 2004.

Other Income, net.  Other income, net, decreased $6.0 million for the year ended December 31, 2008 compared to the same period in 2007, primarily due to lower interest and dividend income, and fewer gains on sales of land in 2008 as compared to the same period in 2007.

Income Tax Expense.  For the year ended December 31, 2008, the Company’s income tax expense was $64.5 million, a decrease of $2.6 million as compared to $67.1 million for the year ended December 31, 2007. The effective tax rate was 25.9% and 30.3% for the years ended December 31, 2008 and 2007, respectively. The reduction in the year-over-year effective rate reflects changes in foreign exchange rates partially offset by a tax asset valuation allowance recorded by KCSM during 2008.

LIQUIDITY AND CAPITAL RESOURCES

Overview

KCS’ primary uses of cash are to support operations; maintain and improve its railroad; pay debt service and preferred stock dividends; acquire new and maintain existing locomotives, rolling stock and other equipment; and meet other obligations. KCS’ cash flow from operations has historically been sufficient to fund operations, maintenance capital expenditures and debt service. External sources of cash (principally bank debt, public and private debt, preferred stock and leases) have been used to refinance existing indebtedness and to fund acquisitions, new investments and equipment additions. Due to the downturn in the economy and the timing of debt refinancing activities, the Company utilized $112.4 million of cash and cash equivalents during the year ended December 31, 2009 — see “Cash Flow Information” below. On December 31, 2009, total available liquidity (the unrestricted cash balance plus revolving credit facility availability) was approximately $203 million.

The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to debt and equity capital markets, and other available financing resources will be sufficient to fund anticipated operating, capital and debt service requirements and other commitments in the foreseeable future. The Company intends to repay the outstanding balance of $40.0 million under the KCSR revolving credit facility prior to its scheduled maturity date of April 28, 2011. KCS has no significant scheduled debt maturities until 2012.

As of December 31, 2009, KCS has a debt capitalization ratio (total debt as a percentage of total debt plus total equity) of 45.8 percent. Its primary sources of liquidity are cash flows generated from operations, borrowings under its revolving credit facility and access to debt and equity capital markets. Although KCS has had adequate access to the capital markets, as a non-investment grade company, the financial terms under which funding is obtained often contain restrictive covenants. The covenants constrain financial flexibility by restricting or prohibiting certain actions, including the ability to incur additional debt for any purpose other than refinancing existing debt, create or suffer to exist additional liens, make prepayments of particular debt, pay dividends on common stock, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale leaseback transactions. These restrictions, however, are subject to a number of qualifications and exceptions that provide the Company with varying levels of additional borrowing capacity. The Company was in compliance with all of its debt covenants as of December 31, 2009.

KCS’ operating results and financing alternatives can be unexpectedly impacted by various factors, some of which are outside of its control. For example, if KCS was to experience a reduction in revenues or a substantial increase in operating costs or other liabilities, its earnings could be significantly reduced, increasing the risk of non-compliance with debt covenants. Additionally, the Company is subject to economic factors surrounding debt and equity capital markets and its ability to obtain financing under reasonable terms is subject to market conditions. Volatility in capital markets and the tightening of market liquidity could impact KCS’ access to capital. Further, KCS’ cost of debt can be impacted by independent rating agencies, which assign debt ratings based on certain factors including credit measurements such as interest coverage and leverage ratios, liquidity and competitive position.

Standard & Poor’s Rating Services (“S&P”) rates the senior secured debt as BB-, the senior unsecured debt as B+, and the preferred stock as CCC. S&P maintains a corporate rating of B and recently improved the Company’s outlook to stable. Moody’s Investors Service (“Moody’s”) rates the senior secured debt as Ba2, the senior unsecured debt as B2, and the preferred stock as B3. Moody’s maintains a corporate rating of B1 for KCS and B2 for KCSM and recently improved the outlook to stable for all issuers.

Long-Term Debt and Credit Facility Activity

KCSR Debt

On January 14, 2009, pursuant to an offer to purchase, KCSR commenced a cash tender offer and consent solicitation for any and all outstanding $200.0 million KCSR 7 1/2% senior unsecured notes due June 15, 2009 (the “7 1/2% Senior Notes”). KCSR received consents in connection with the tender offer and consent solicitation from holders of over 88% of the 7 1/2% Senior Notes. On January 29, 2009, KCSR purchased the tendered notes in accordance with the terms of the tender offer with proceeds received in 2008 from the issuance of the $190.0 million 13.0% senior unsecured notes due December 15, 2013 (the “13.0% Senior Notes”), and other borrowings.

KCSM Debt

On March 30, 2009, KCSM issued $200.0 million of 12 1/2% senior unsecured notes due April 1, 2016 (the “12 1/2% Senior Notes”), which bear interest semiannually at a fixed annual rate of 12 1/2%. The 12 1/2% Senior Notes were issued at a discount to par value, resulting in an $11.0 million discount and a yield to maturity of 13 3/4%. The 12 1/2% Senior Notes are unsecured, unsubordinated obligations and rank pari passu in right of payment with KCSM’s existing and future unsecured, unsubordinated obligations. KCSM used a portion of the net proceeds from the offering to repay all amounts outstanding under KCSM’s unsecured credit agreement dated June 14, 2007 (the “2007 KCSM Credit Agreement”). Upon repayment of the outstanding amounts, KCSM terminated the 2007 KCSM Credit Agreement, effective March 30, 2009. The 12 1/2% Senior Notes are redeemable at KCSM’s option in whole or in part on and after April 1, 2013, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2013 — 106.250%, 2014 — 103.125%, 2015 — 100.000%. In addition, KCSM may redeem up to 35% of the notes any time prior to April 1, 2012 from the proceeds of the sale of capital stock in KCSM or KCS and are redeemable, in whole but not in part, at KCSM’s option at their principal amount, in the event of certain changes in the Mexican withholding tax rate. The 12 1/2% Senior Notes include certain covenants that restrict or prohibit certain actions.

On January 22, 2010, KCSM issued $300.0 million principal amount of 8.0% senior unsecured notes due February 1, 2018 (the “KCSM 8.0% Senior Notes”), which bear interest semiannually at a fixed annual rate of 8.0%. The notes were issued at a discount to par value, resulting in a $4.3 million discount and a yield to maturity of 8 1/4%. KCSM used the net proceeds from the issuance of the KCSM 8.0% Senior Notes and cash on hand to purchase $290.0 million in principal amount of the 9 3/8% senior unsecured notes due May 1, 2012 (the “9 3/8% Senior Notes”) tendered under an offer to purchase and pay all fees and expenses incurred in connection with the KCSM 8.0% Senior Notes offering and tender offer. The KCSM 8.0% Senior Notes are redeemable at KCSM’s option, in whole or in part, on and after February 1, 2014, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2014 — 104.000%, 2015 — 102.000%, 2016 — 100.000%. In addition, KCSM may redeem up to 35% of the KCSM 8.0% Senior Notes any time prior to February 1, 2013 from the proceeds of the sale of capital stock in KCSM or KCS and are redeemable, in whole but not in part, at KCSM’s option at their principal amount, in the event of certain changes in the Mexican withholding tax rate. The KCSM 8.0% Senior Notes include certain covenants that restrict or prohibit certain actions.

On January 22, 2010, the Company purchased $290.0 million of the tendered 9 3/8% Senior Notes in accordance with the terms and conditions of the tender offer set forth in the offer to purchase using the proceeds received from the issuance of $300.0 million of the KCSM 8.0% Senior Notes. Additionally, on February 1, 2010, the Company repurchased $6.3 million of the 9 3/8% Senior Notes. KCSM recorded debt retirement costs of $14.9 million in the first quarter of 2010. The remaining 9 3/8% Senior Notes mature on May 1, 2012 and are redeemable by KCSM at its option.

Common Stock Issuance

On April 27, 2009, the Company entered into an ATM Equity Offeringsm Sales Agreement with Bank of America Merrill Lynch, Pierce, Fenner & Smith, Incorporated (the “ATM Equity Offering”), under which the Company received proceeds of $51.4 million (net of commission of $0.9 million and fees and other expenses of $0.2 million) from the issuance of 3,204,900 common shares, at a weighted average sales price of $16.38. On July 31, 2009, the Company entered into a Common Stock Purchase Agreement with certain institutional investors in which the Company issued 1,125,308 shares of the Company’s common stock at a purchase price of $20.00 per share on August 3, 2009 for aggregate proceeds of $22.5 million. This completed the Company’s offering of shares under the ATM Equity Offering and Common Stock Purchase Agreement.

Cash Flow Information and Contractual Obligations

Summary cash flow data follows (in millions):

	2009	2008	2007

Cash flows provided by (used for):
Operating activities	$292.9	$413.0	$367.8
Investing activities	(346.4)	(538.0)	(366.8)
Financing activities	(58.9)	299.4	(24.5)

Net increase (decrease) in cash and cash equivalents	(112.4)	174.4	(23.5)
Cash and cash equivalents beginning of year	229.9	55.5	79.0

Cash and cash equivalents end of year	$117.5	$229.9	$55.5

During 2009, cash and cash equivalents decreased $112.4 million. Capital expenditures were partially offset by cash flows from operating activities, which decreased as a result of lower net income from reduced carload/unit volumes due to the downturn in the economy. In addition, the Company repaid $319.1 million of debt and received net proceeds of $262.9 million from the issuance of common stock and the 12 1/2% Senior Notes. During 2008, cash and cash equivalents increased $174.4 million due to improved operating performance, net proceeds from the issuance of the 8.0% Senior Notes and the 13.0% Senior Notes, and loan proceeds received from financing locomotives, which were partially offset by a higher level of capital expenditures and redemption of the 9 1/2% Senior Notes.

Operating Cash Flows.  Net operating cash flows for 2009 decreased $120.1 million to $292.9 million. The decrease in operating cash flows was primarily a result of lower net income from reduced carload/unit volumes due to the downturn in the economy. Net operating cash flows for 2008 increased $45.2 million to $413.0 million. The increase in operating cash flows was primarily attributable to increased net income.

Investing Cash Flows.  Net investing cash outflows were $346.4 million and $538.0 million during 2009 and 2008, respectively. This $191.6 million decrease was due to a reduced capital program in response to decreased operating cash flows. Net investing cash outflows for 2008 increased $171.2 million as compared to 2007, which was related to a higher level of capital expenditures.

Financing Cash Flows.  Financing cash inflows were generated from the issuance of long-term debt, proceeds from the ATM Equity Offering and Common Stock Purchase Program and proceeds from the issuance of common stock under employee stock plans. Financing cash outflows were used for the repayment of debt, the payment of dividends on KCS’ preferred stock and the payment of debt costs. Financing cash flows for 2009, 2008, and 2007 are discussed in more detail below:

•	Financing cash outflows for 2009 were $58.9 million. During 2009, the Company repaid $319.1 million of debt, including the purchase of the 7 1/2% Senior Notes and repayment of borrowings under the 2007 KCSM Credit Agreement. During the same period, the Company received net proceeds of $189.0 million from the issuance of the 12 1/2% Senior Notes. The net cash outflows from these refinancing activities were substantially offset by $73.9 million in proceeds from the issuance of common stock under the ATM Equity Offering and Common Stock Purchase Agreement.

•	Financing cash inflows for 2008 were $299.4 million, resulting primarily from the issuance of debt and the financing of locomotive purchases, partially offset by the redemption of debt. During 2008, KCSR issued $275.0 million of 8.0% Senior Notes and used a portion of the proceeds from the issuance to redeem $200.0 million principal amount of the 9 1/2% Senior Notes and the applicable premium and expenses associated with the redemption. Also during 2008, KCSR issued $190.0 million principal amount of 13.0% Senior Notes at a discount and used the net proceeds and other borrowings to purchase a portion of the 7 1/2% Senior Notes on January 29, 2009. KCSM received $125.0 million during 2008 from financing locomotives purchased in late 2007 and the first half of 2008.

•	Financing cash outflows for 2007 were $24.5 million, resulting primarily from the costs associated with refinancing debt and preferred stock dividend payments. During 2007, KCSM issued $165.0 million of 7 3/8% senior unsecured notes and used the proceeds, together with a new $30.0 million term loan, to redeem the KCSM 12 1/2% Senior Notes due 2012 and pay the associated premium and expenses. KCSR entered into an amendment to its 2006 Credit Agreement for a $75.0 million term loan facility and used the proceeds to reduce amounts outstanding under KCSR’s revolving credit facility under the 2006 Credit Agreement. KCSM entered into a credit agreement for a $30.0 million term loan facility and a revolving credit facility of up to $81.0 million. KCSM used the proceeds to repay all amounts outstanding under the 2005 KCSM Credit Agreement, to refinance a portion of the 12 1/2% Senior Notes due 2012, to pay costs associated with these refinancings and to pay the remaining amounts outstanding in respect of the KCSM’s 10 1/4% Senior Notes.

•	Proceeds from the sale of KCS common stock pursuant to employee stock plans were $3.0 million, $8.6 million, and $0.7 million in 2009, 2008, and 2007, respectively.

•	Payment of preferred stock cash dividends were $11.0 million, $15.2 million and $23.3 million in 2009, 2008, and 2007, respectively. Dividends of approximately $0.2 million were paid each year on the 4.0% noncumulative preferred stock; approximately $4.2 million and $15.0 million of dividends were paid in 2008, and 2007, respectively, on the Series C Preferred Stock which was redeemed during 2008; and approximately $10.8 million, $10.8 million, and $8.1 million of dividends were paid in 2009, 2008, and 2007, respectively, on the Series D Preferred Stock. All cumulative dividends in arrears were paid February 15, 2007.

Contractual Obligations.  The following table outlines the material obligations under long-term debt, operating leases, and other contractual commitments on December 31, 2009 (in millions). Typically, payments for operating leases, other contractual obligations and interest on long-term debt are funded through operating cash flows. Principal payment obligations on long-term debt are typically refinanced by issuing new long-term debt or equity. If operating cash flows are not sufficient, funds received from other sources, including borrowings under revolving credit facilities and proceeds from property and other asset dispositions might also be available. These obligations are customary transactions similar to those entered into by others in the transportation industry.

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

Long-term debt (including interest and capital lease obligations)	$2,701.6	$230.0	$770.6	$1,032.0	$669.0
Operating leases	1,104.2	146.6	252.5	199.3	505.8
Obligations due to uncertainty in income taxes	2.1	—	0.4	1.7	—
Capital expenditures obligations(i)	379.0	121.0	258.0	—	—
Other contractual obligations(ii)	422.3	53.8	104.4	80.1	184.0

Total	$4,609.2	$551.4	$1,385.9	$1,313.1	$1,358.8

(i)	Capital expenditure obligations include minimum capital expenditures under the KCSM Concession agreement.

(ii)	Other contractual obligations include purchase commitments and certain maintenance agreements.

In the normal course of business, the Company enters into long-term contractual commitments for future goods and services needed for the operations of the business. Such commitments are not in excess of expected requirements and are not reasonably likely to result in performance penalties or payments that would have a material adverse effect on the Company’s liquidity.

The Company is party to nine utilization leases covering 2,084 railcars where car hire revenue as defined in the lease agreements is shared between the lessor and the Company. The leases expire at various times through 2015. Amounts that may be due to lessors under these utilization leases vary from month to month based on car hire rental with the minimum monthly cost to the Company being zero. Accordingly, the utilization leases have been excluded from contractual obligations above.

The SCT requires KCSM to submit a five year capital expenditures plan every five years. The next five year plan will be submitted in 2012 for the years 2013 — 2017. KCSM expects to continue capital spending at current levels in future years and will continue to have capital expenditure obligations past 2012.

Off-Balance Sheet Arrangements

On November 2, 2007, PCRC completed an offering of $100 million of 7.0% senior secured notes due November 2026 (the “Notes”). The Notes are senior obligations of PCRC, secured by certain assets of PCRC. KCS has pledged its shares of PCRC as security for the Notes. The Notes are otherwise non-recourse to KCS. The Company has agreed, along with Mi-Jack Products, Inc, (“Mi-Jack”), the other 50% owner of PCRC, to each fund one-half of any debt service reserve or liquidity reserve shortfall by PCRC, (reserves which were established by PCRC in connection with the issuance of the Notes). As of December 31, 2009, the Company’s portion of this reserve shortfall was $3.9 million. The Company has issued a standby letter of credit in the amount of $3.9 million. The Company also has issued five irrevocable standby letters of credit totaling approximately $3.2 million to fulfill the Company’s fifty percent guarantee of additional equipment loans at PCRC.

Capital Expenditures

KCS has funded, and expects to continue to fund capital expenditures with funds from operating cash flows, equipment leases, and debt and equity financing.

The following table summarizes capital expenditures by type for the consolidated operations for the years ended December 31, 2009, 2008, and 2007 respectively (in millions).

	2009	2008	2007

Roadway capital program	$154.5	$243.8	$162.5
Equipment	11.2	49.1	40.3
Capacity	76.8	166.0	47.4
Locomotive acquisitions	—	79.2	127.2
Information technology	6.5	16.8	12.3
Other	33.9	21.6	20.8

Total capital expenditures (accrual basis)	282.9	576.5	410.5

Change in capital accruals	66.3	(42.7)	(13.7)

Total cash capital expenditures	$349.2	$533.8	$396.8

For 2010, internally generated cash flows are expected to fund cash capital expenditures, currently estimated at approximately $300.0 million.

Capital Structure

Components of the capital structure follow (in millions):

	2009	2008

Debt due within one year	$68.1	$637.4
Long-term debt	1,911.9	1,448.7

Total debt	1,980.0	2,086.1
Total equity	2,341.6	2,185.2

Total debt plus total equity	$4,321.6	$4,271.3

Shelf Registration Statements and Public Securities Offerings

KCS has one current shelf registration statement on file with the SEC (the “Universal Shelf” — Registration No. 333-155601). The Universal Shelf was filed on November 21, 2008 in accordance with the securities offering reform rules of the SEC that allow “well-known seasoned issuers” to register an unspecified amount of different types of securities on an immediately effective Form S-3 registration statement. The Universal Shelf will expire on November 20, 2011. On December 18, 2008, the Company’s subsidiary KCSR completed the sale and issuance of $190.0 million in aggregate principal amount of the 13.0% Senior Notes that were registered by means of the Universal Shelf. There remains an unspecified amount of securities available under the Universal Shelf.

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

Capitalization, Depreciation and Amortization of Property and Equipment (including Concession Assets)

Due to the capital intensive nature of the railroad, depreciation of property and equipment is a substantial operating cost for the Company and the industry as a whole. A significant portion of the Company’s capital expenditures are for capital replacement programs and track expansions which are generally constructed by employees. KCS capitalizes costs for self-constructed additions and improvements to property including direct labor and material, indirect overhead costs, and interest during long-term construction projects. For purchased assets, all costs necessary to make the asset ready for its intended use are capitalized. Properties and equipment are carried at cost and are depreciated on a straight-line basis over their estimated service lives measured in years. Expenditures that significantly increase asset values or extend useful lives are capitalized. Repair and maintenance costs are expensed as incurred.

KCS follows the group method of depreciation which applies a composite rate to classes of similar assets rather than to individual assets. Composite depreciation rates are based upon estimates of the expected average service lives of assets as well as expected salvage value at the end of their useful lives. The estimated average service lives of assets and salvage values are determined through periodic depreciation studies. Depreciation rate studies are performed every three years for equipment and every six years for road property (rail, ties, ballast, etc.). The depreciation studies take into account factors such as:

•	Statistical analysis of historical patterns of use and retirements of each asset class;

•	Evaluation of any expected changes in current operations and the outlook for the continued use of the assets;

•	Evaluation of technological advances and changes to maintenance practices; and

•	Historical and expected salvage to be received upon retirement.

Also under the group method of depreciation, the cost of railroad property and equipment (net of salvage) retired or replaced in the normal course of business is charged to accumulated depreciation with no gain or loss recognized. Gains or losses on dispositions of land or non-railroad property and abnormal retirements of railroad property are recognized through income. A retirement of railroad property would be considered abnormal if the cause of the retirement is unusual in nature and its service life is significantly shorter than what would be expected for that group based on the depreciation studies. An abnormal retirement could cause the Company to reevaluate the estimated useful life of the impacted asset class.

During the year ended December 31, 2009, KCS engaged an engineering firm to assist management in performing a depreciation study on equipment as well as to assess the adequacy of the accumulated reserves for road property. The results of the study determined that overall KCS’ depreciation rates should be lowered to better reflect asset usage and replacement patterns. This change in accounting estimate was implemented effective January 1, 2009. The full year reduction of depreciation expense in 2009 resulting from the change in depreciation and amortization rates was $4.0 million.

During the fourth quarter of 2009, KCS changed its useful life estimates for KCSM’s concession assets. Previously the Company had limited the remaining life estimates to the current Concession term which ends in 2047. However, in consideration of KCS’ experience in operating under the Concession, the Company determined that it was probable that KCS will be able to extend the Concession rights for one 50-year term. Based on this, the Company began amortizing the concession assets over the lesser of the current expected Concession term, including probable renewal, or the estimated useful lives of the assets. This change in accounting estimate was implemented prospectively effective October 1, 2009, reducing amortization expense in the fourth quarter by $2.6 million. The estimated remaining lives of KCSM’s concession assets will continue to be reviewed in relation to KCS’ experience in operating under the Concession.

Estimation of the average service lives of assets and salvage value requires significant management judgment. Estimated average service lives may vary over time due to changes in physical use, technology, asset strategies and other factors that could have an impact on the retirement experience of the asset classes. Accordingly, changes in the asset’s estimated useful lives could materially impact future period’s depreciation expense. Depreciation and amortization expense for the year ended December 31, 2009 was $182.5 million. If the weighted average useful lives of assets were changed by one year, annual depreciation and amortization expense would change approximately $6.0 million.

Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value is reduced to the estimated fair value.

Provision for Personal Injury Claims

Due to the nature of railroad operations, claims related to personal injuries and third party liabilities resulting from crossing collisions and derailments is a substantial expense to KCS. Claims are estimated and recorded for known reported occurrences as well as for incurred but not reported (“IBNR”) occurrences. Consistent with general practices within the railroad industry, the estimated liability is actuarially determined on an undiscounted basis. In estimating the liability, KCS bases the estimate on semi-annual actuarial studies, which calculates an estimate using historical experience and estimates of claim costs as well as numerous assumptions regarding factors relevant to the derivation of an estimate of future claim costs.

Personal injury claims are subject to a significant degree of uncertainty, especially estimates related to incurred but not reported personal injuries for which a party has yet to assert a claim. In deriving an estimate of the provision for personal injury claims, management must make assumptions related to substantially uncertain matters (injury severity, claimant age and legal jurisdiction). Changes in the assumptions used for actuarial studies could have a material effect on the estimate of the provision for personal injury claims. The most sensitive assumptions for personal injury accruals are the expected average cost per claim and the projected frequency rates for the number of claims that will ultimately result in payment. Management believes that the accounting estimate related to the liability for personal injuries claims is critical to KCS’ results of operations. See also Note 12 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Based on the methods described above and information available as of December 31, 2009, the liability for personal injury claims was $86.9 million. A 5% increase or decrease in either the expected average cost per claim or the frequency rate for claims with payments would result in an approximate $4.3 million increase or decrease in the Company’s recorded personal injury reserves.

Provision for Income Taxes

Deferred income taxes represent a substantial liability of the Company. For financial reporting purposes, management determines the current tax liability, as well as deferred tax assets and liabilities, in accordance with the liability method of accounting for income taxes. The provision for income taxes is the sum of income taxes both currently payable and deferred into the future. Currently payable income taxes represent the liability related to the Company’s U.S., state and foreign income tax returns for the current year and anticipated tax payments resulting from income tax audits while the net deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities as reported on the balance sheet. The changes in deferred tax assets and liabilities are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes as measured using the enacted tax rates that management estimates will be in effect when these differences reverse.

In addition to estimating the future tax rates applicable to the reversal of tax differences, management must make certain assumptions regarding whether tax differences are permanent or temporary. If the differences are temporary, management must estimate the timing of their reversal, and whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets of the Company. The tax provision for Mexico has additional complexities such as the impacts of inflation and exchange rate variations, both of which can have a significant impact on the calculations. Finally, the Company is required to pay the greater of Mexican income tax or the Entrepreneurial Tax of Unique Rate

(referred to by its Spanish acronym, IEUTU or Flat Tax) annually. The income tax net operating loss and credits will not fully offset future IETU payments thus a valuation allowance is necessary. Accordingly, management believes that the estimates related to the provision for income taxes are critical to the Company’s results of operations.

The general principles and complexities of income tax accounting related to Mexico apply to the calculation of the statutorily required Mexico employee profit sharing expense, current liability and deferred liability. The employee profit sharing expense is recorded within compensation and benefits in the consolidated statement of income.

For the year ended December 31, 2009, income tax expense totaled $34.6 million. For every 1% change in the 2009 effective rate, income tax expense would have changed by $1.0 million. For an increase of 1% in the Mexican inflation rate the tax expense would increase by approximately $0.7 million. If the exchange rate used at the end of 2009 increased by Ps.0.10 from Ps.13.1 per U.S. dollar to Ps.13.2 per dollar, the tax expense would have decreased by approximately $1.9 million.

Provision for Environmental Remediation

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

As of December 31, 2009, KCS had a liability for environmental remediation of $4.7 million. KCS’ environmental liabilities are not discounted. This amount was derived from a range of reasonable estimates based upon the studies and site surveys described above and in accordance with the accounting guidance for the recognition of loss contingencies. For purposes of earnings sensitivity analysis, if the December 31, 2009 environmental reserve was adjusted (increased or decreased) by 10%, environmental expense would change by $0.5 million.

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

KCS utilizes various financial instruments that have certain inherent market risks, but these instruments have not been entered into for trading purposes. The following information, together with information included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14 to the Consolidated Financial Statements in Item 8 of this Form 10-K, describe the key aspects of certain financial instruments that have market risk to KCS.

Interest Rate Sensitivity.  Floating-rate indebtedness totaled $350.6 million and $443.9 million at December 31, 2009 and 2008, respectively. A credit agreement, comprised of a revolving credit facility and term loan facilities, contains variable rate debt which accrues interest based on target interest indexes (London Interbank Offered Rate — “LIBOR” or an alternative base rate) plus an applicable spread, as set forth in the credit agreement. The Company has an aggregate notional amount of $250.0 million of interest rate hedges at December 31, 2009, which effectively convert interest payments from variable rates to fixed rates. Given the balance of $100.6 million at December 31, 2009 of variable rate debt net of interest rate hedges, KCS is sensitive to fluctuations in interest rates. For example, a hypothetical 100 basis points increase in each of the respective target interest indexes would result in additional interest expense of $1.0 million on an annualized basis for the net floating-rate instruments issued by the Company as of December 31, 2009.

Based upon the borrowing rates available to KCS and its subsidiaries for indebtedness with similar terms and average maturities, the fair value of debt was approximately $2,031.1 million and $1,911.5 million at December 31, 2009 and 2008, respectively, compared with a carrying value of $1,980.0 million and $2,086.1 million at December 31, 2009 and 2008, respectively.

Commodity Price Sensitivity.  KCS periodically participates in diesel fuel purchase commitment and swap transactions. At December 31, 2009 and 2008, KCS did not have any outstanding fuel swap agreements. The Company also holds fuel inventories for use in operations. These inventories are not material to KCS’ overall financial position. Fuel costs are expected to mirror market conditions in 2010, however, fuel cost are unpredictable and subject to a variety of factors outside the Company’s control. KCS is able to reduce the impact of increased fuel costs through fuel surcharge revenues from customers. Assuming annual consumption of 110 million gallons, a 10 cent change in the price per gallon of fuel would cause an $11.0 million change in operating expenses.

Foreign Exchange Sensitivity.  KCSM uses the dollar as its functional currency. Earnings from KCSM included in the Company’s results of operations reflect revaluation gains and losses that KCSM records in the process of remeasuring certain transactions from pesos to dollars. Therefore, the Company has exposure to fluctuations in the value of the peso. KCS manages this risk by monitoring its peso denominated cash inflows and outflows. For example, a hypothetical 10% increase in the U.S. dollar to the Mexican peso exchange rate on net peso denominated monetary assets of Ps.495 million would result in a loss of approximately $3.4 million and a 10% decrease in the exchange rate would result in a gain of approximately $4.2 million.

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

Under the supervision and participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (commonly referred to as the COSO framework). Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009, based on the criteria outlined in the COSO framework.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report, which immediately follows this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Kansas City Southern:

We have audited Kansas City Southern’s (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Kansas City Southern maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kansas City Southern as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 11, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Kansas City, Missouri
February 11, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Kansas City Southern:

We have audited the accompanying consolidated balance sheets of Kansas City Southern and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kansas City Southern and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kansas City Southern’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 11, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Kansas City, Missouri
February 11, 2010

Kansas City Southern and Subsidiaries

Consolidated Statements of Income
Years Ended December 31

	2009	2008	2007
	In millions, except share
	and per share amounts

Revenues	$1,480.2	$1,852.1	$1,742.8

Operating expenses:
Compensation and benefits	328.8	369.9	384.0
Purchased services	171.3	209.1	198.4
Fuel	189.4	324.6	270.2
Equipment costs	164.1	178.6	184.6
Depreciation and amortization	182.5	168.6	159.0
Casualties and insurance	43.1	72.7	69.3
Materials and other	132.8	138.4	114.9

Total operating expenses	1,212.0	1,461.9	1,380.4

Operating income	268.2	390.2	362.4
Equity in net earnings of unconsolidated affiliates	7.7	18.0	11.4
Interest expense	(173.7)	(138.9)	(156.7)
Debt retirement costs	(5.9)	(5.6)	(6.9)
Foreign exchange gain (loss)	2.1	(21.0)	(0.9)
Other income, net	5.2	6.0	12.0

Income before income taxes and noncontrolling interest	103.6	248.7	221.3
Income tax expense	34.6	64.5	67.1

Net income	69.0	184.2	154.2
Noncontrolling interest	1.0	0.3	0.4

Net income attributable to Kansas City Southern and subsidiaries	68.0	183.9	153.8
Preferred stock dividends	11.0	15.2	19.8

Net income available to common shareholders	$57.0	$168.7	$134.0

Earnings per share:
Basic earnings per share	$0.61	$2.02	$1.77

Diluted earnings per share	$0.61	$1.86	$1.57

Average shares outstanding (in thousands):
Basic	93,145	83,674	75,832
Potentially dilutive common shares	504	14,928	21,784

Diluted	93,649	98,602	97,616

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries

Consolidated Balance Sheets
December 31

	2009	2008
	In millions, except
	share amounts

ASSETS
Current assets:
Cash and cash equivalents	$117.5	$229.9
Accounts receivable, net	139.4	163.8
Restricted funds	35.8	34.0
Materials and supplies	106.4	96.3
Deferred income taxes	151.7	62.8
Other current assets	63.0	98.8

Total current assets	613.8	685.6
Investments	46.8	60.5
Property and equipment (including concession assets), net	4,747.2	4,598.4
Deferred income taxes	—	36.4
Other assets	71.3	58.3

Total assets	$5,479.1	$5,439.2

LIABILITIES AND EQUITY
Current liabilities:
Debt due within one year	$68.1	$637.4
Accounts payable and accrued liabilities	342.7	455.4

Total current liabilities	410.8	1,092.8
Long-term debt	1,911.9	1,448.7
Deferred income taxes	567.1	492.4
Other noncurrent liabilities and deferred credits	247.7	220.1

Total liabilities	3,137.5	3,254.0

Commitments and contingencies	—	—
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding	6.1	6.1
Series D — cumulative convertible perpetual preferred stock, $1 par, 5.125%, 210,000 shares authorized and issued, 209,995 shares outstanding with a liquidation preference of $1,000 per share	0.2	0.2
$.01 par, common stock, 400,000,000 shares authorized; 110,583,068 and 106,252,860 shares issued at December 31, 2009 and 2008, respectively; 96,213,346 and 91,463,762 shares outstanding at December 31, 2009 and 2008, respectively	0.9	0.9
Paid-in capital	661.4	572.3
Retained earnings	1,394.6	1,337.6
Accumulated other comprehensive loss	(4.4)	(5.6)

Total stockholders’ equity	2,058.8	1,911.5
Noncontrolling interest	282.8	273.7

Total equity	2,341.6	2,185.2

Total liabilities and equity	$5,479.1	$5,439.2

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31

	2009	2008	2007
	In millions

Operating activities:
Net income	$69.0	$184.2	$154.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	182.5	168.6	159.0
Deferred income taxes	31.4	63.8	66.3
Equity in undistributed earnings of unconsolidated affiliates	(7.7)	(18.0)	(11.4)
Share-based compensation	9.9	7.4	11.1
Excess tax benefit from share-based compensation	(1.5)	(5.6)	(2.4)
Other deferred compensation	3.3	(1.9)	(2.1)
Distributions from unconsolidated affiliates	7.3	18.9	4.0
Gain on sale of assets	(3.8)	(3.4)	(5.7)
Debt retirement costs	5.9	5.6	6.9
Changes in working capital items:
Accounts receivable	23.3	52.6	81.0
Materials and supplies	(12.3)	(6.0)	(12.4)
Other current assets	8.6	(8.0)	0.9
Accounts payable and accrued liabilities	(19.9)	(42.8)	(65.4)
Other, net	(3.1)	(2.4)	(16.2)

Net cash provided by operating activities	292.9	413.0	367.8

Investing activities:
Capital expenditures	(349.2)	(533.8)	(396.8)
Proceeds from disposal of property	13.9	20.9	16.6
Contribution from NS for MSLLC	—	27.0	143.4
Property investments in MSLLC	(22.0)	(30.4)	(118.0)
Proceeds and repayments from loans to equity affiliates	—	—	14.4
Other, net	10.9	(21.7)	(26.4)

Net cash used for investing activities	(346.4)	(538.0)	(366.8)

Financing activities:
Proceeds from issuance of long-term debt	202.1	580.1	326.6
Repayment of long-term debt	(319.1)	(262.8)	(311.3)
Debt costs	(9.3)	(16.9)	(19.6)
Proceeds from common stock issuance	73.9	—	—
Proceeds from stock plans	3.0	8.6	0.7
Excess tax benefit from share-based compensation	1.5	5.6	2.4
Preferred stock dividends paid	(11.0)	(15.2)	(23.3)

Net cash provided by (used for) financing activities	(58.9)	299.4	(24.5)

Cash and cash equivalents:
Net increase (decrease) during each year	(112.4)	174.4	(23.5)
At beginning of year	229.9	55.5	79.0

At end of year	$117.5	$229.9	$55.5

Supplemental cash flow information
Non-cash investing and financing activities:
Capital expenditures accrued but not yet paid at year end	$24.9	$91.2	$48.5
Capital lease obligations incurred	—	13.1	7.2
Non-cash asset acquisitions	21.3	21.8	—
Property contribution from NS for MSLLC	9.6	3.5	—
Property dividend from Southern Capital	—	—	10.3
Cash payments:
Interest paid, net of amounts capitalized	$174.0	$136.8	$141.5
Income tax payments net of refunds	3.5	1.5	13.6

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries

Consolidated Statements of Changes in Equity and Comprehensive Income

		$1 Par Cumulative					Accumulated
	$25 Par	Preferred Stock		$.01 Par			Other
	Preferred	Series C	Series D	Common	Paid in	Retained	Comprehensive	Noncontrolling
	Stock	4.25%	5.125%	Stock	Capital	Earnings	Income (Loss)	Interest	Total
					In millions

Balance at December 31, 2006	$6.1	$0.4	$0.2	$0.7	$523.0	$1,050.7	$1.3	$100.3	$1,682.7
Comprehensive income:
Net income						153.8		0.4	154.2
Prior service cost and amortization net of tax of $0.6 million							(0.9)		(0.9)

Comprehensive income	—	—	—	—	—	153.8	(0.9)	0.4	153.3
Contributions from noncontrolling interest								143.4	143.4
Distribution to noncontrolling interest								(1.1)	(1.1)
Dividends on $25 par preferred stock ($1.00/share)						(0.2)			(0.2)
Dividends on series C cumulative preferred stock ($37.53/share)						(15.0)			(15.0)
Dividends on series D cumulative preferred stock ($90.67/share)					11.0	(19.1)			(8.1)
Options exercised and stock subscribed				0.1	2.0				2.1
Tax benefit from share-based compensation					2.4				2.4
Share-based compensation					11.1				11.1
Adjustment to income tax payable upon adoption of certain provisions of FASB ASC 740-10 (formerly FIN 48)						(1.3)			(1.3)

Balance at December 31, 2007	6.1	0.4	0.2	0.8	549.5	1,168.9	0.4	243.0	1,969.3

Comprehensive income:
Net income						183.9		0.3	184.2
Unrealized gain (loss) on cash flow hedges, net of tax of $(2.1) million							(3.4)		(3.4)
Reclassification adjustment from cash flow hedges included in net income, net of tax of $(0.2) million							(0.3)		(0.3)
Prior service cost amortization and adjustment, net of tax of $0.1 million							0.6		0.6
Cumulative translation adjustment — FTVM, net of tax of $(1.1) million							(2.9)		(2.9)

Comprehensive income	—	—	—	—	—	183.9	(6.0)	0.3	178.2
Contributions from noncontrolling interest								30.9	30.9
Distribution to noncontrolling interest								(0.5)	(0.5)
Conversion of Series C cumulative convertible preferred stock		(0.4)		0.1	0.3				—
Dividends on $25 par preferred stock ($1.00/share)						(0.2)			(0.2)
Dividends on series C cumulative preferred stock ($10.62/share)						(4.2)			(4.2)
Dividends on series D cumulative preferred stock ($51.24/share)						(10.8)			(10.8)
Options exercised and stock subscribed					9.5				9.5
Tax benefit from share-based compensation					5.6				5.6
Share-based compensation					7.4				7.4

Balance at December 31, 2008	6.1	—	0.2	0.9	572.3	1,337.6	(5.6)	273.7	2,185.2

Comprehensive income:
Net income						68.0		1.0	69.0
Unrealized gain (loss) on cash flow hedges, net of tax of $(0.9) million							(1.6)		(1.6)
Reclassification adjustment from cash flow hedges included in net income, net of tax of $1.3 million							2.3		2.3
Prior service cost amortization net of tax of $(0.1) million							(0.2)		(0.2)
Cumulative translation adjustment — FTVM, net of tax of $(0.1) million							0.7		0.7

Comprehensive income	—	—	—	—	—	68.0	1.2	1.0	70.2
Contributions from noncontrolling interest								9.6	9.6
Distribution to noncontrolling interest								(1.5)	(1.5)
Common stock issued					73.9				73.9
Dividends on $25 par preferred stock ($1.00/share)						(0.2)			(0.2)
Dividends on series D cumulative preferred stock ($51.24/share)						(10.8)			(10.8)
Options exercised and stock subscribed					3.8				3.8
Tax benefit from share-based compensation					1.5				1.5
Share-based compensation					9.9				9.9

Balance at December 31, 2009	$6.1	$—	$0.2	$0.9	$661.4	$1,394.6	$(4.4)	$282.8	$2,341.6

See accompanying notes to consolidated financial statements.

Kansas City Southern

Notes to Consolidated Financial Statements

Note 1.	Description of the Business

Kansas City Southern (“KCS” or the “Company”), a Delaware corporation, was initially organized in 1962 as Kansas City Southern Industries, Inc. In 2002, the Company formally changed its name to Kansas City Southern. KCS is a holding company with principal operations in rail transportation.

The Company is engaged primarily in the freight rail transportation business operating through a single coordinated rail network under one reportable business segment. Effective January 1, 2008, the Company realigned its segments into one reportable segment to reflect the strategic focus on the single coordinated rail network. Prior to January 1, 2008, the Company reported two segments. All prior period segment information has been recast to conform to the current year presentation.

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

The primary subsidiaries of the Company consist of the following:

•	The Kansas City Southern Railway Company (“KCSR”), a wholly-owned consolidated subsidiary;

•	Kansas City Southern de México, S.A. de C.V. (“KCSM”), is a wholly-owned subsidiary which operates under the rights granted by the Concession acquired from the Mexican government in 1997 (the “Concession”) as described below;

•	Mexrail, Inc. (“Mexrail”), a wholly-owned consolidated subsidiary; which wholly owns The Texas Mexican Railway Company (“Tex-Mex”);

•	Meridian Speedway, LLC (“MSLLC”), a seventy-two percent owned consolidated affiliate. On December 1, 2005, KCS and KCSR entered into a transaction agreement with Norfolk Southern Corporation (“NS”) and its wholly-owned subsidiary, The Alabama Great Southern Railroad Company (“AGS”), providing for the formation of a limited liability company between the parties relating to the ownership and improvement of the KCSR rail line between Meridian, Mississippi and Shreveport, Louisiana, which is the portion of the KCSR rail line between Dallas, Texas and Meridian known as the “Meridian Speedway”;

Combined with equity investments in:

•	Panama Canal Railway Company (“PCRC”), a fifty percent owned unconsolidated affiliate which owns all of the common stock of Panarail Tourism Company (“Panarail”);

•	Southern Capital Corporation, LLC (“Southern Capital”), a fifty percent owned unconsolidated affiliate that owns and leases locomotives and other equipment;

•	Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”), a twenty-five percent owned unconsolidated affiliate that provides railroad services as well as ancillary services in the greater Mexico City area.

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

The KCSM Concession.  KCSM holds a concession from the Mexican government (the “Concession”) until June 2047 (exclusive through 2027, subject to certain trackage and haulage rights granted to other concessionaires), which is renewable under certain conditions for additional periods of up to 50 years. The Concession is to provide freight transportation services over rail lines which are a primary commercial corridor of the Mexican railroad system. These lines include the shortest, most direct rail passageway between Mexico City and Laredo, Texas and serve most of Mexico’s principal industrial cities and three of its major shipping ports. KCSM has the right to use, but does not own, all track and buildings that are necessary for the rail lines’ operation. KCSM is obligated to maintain the right of way, track structure, buildings and related maintenance facilities to the operational standards specified in the Concession agreement and to return the assets in that condition at the end of the Concession period. KCSM is required to pay the Mexican government a concession duty equal to 0.5% of gross revenues during the first 15 years of the Concession period and 1.25% of such revenues during the remainder of the period.

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

Mexican Railroad Services Law and regulations and the Concession establish several circumstances under which the Concession will terminate: revocation by the Mexican government, statutory appropriation, or KCSM’s voluntary surrender of its rights or liquidation or bankruptcy. The Concession requires the undertaking of capital projects, including those described in a business plan filed every five years with the Mexican government. KCSM filed its third business plan with the Mexican government in December 2007 in which KCSM committed to certain minimum investment and capital improvement goals, which may be waived by the Mexican government upon application for relief for good cause. Mexico may also revoke KCSM’s exclusivity after 2027 if it determines that there is insufficient competition.

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

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

periods, and the possibility of presidential intervention) are exhausted. Contract negotiations with the various unions generally take place over an extended period of time and the Company rarely experiences work stoppages during negotiations. Wages, health and welfare benefits, work rules and other issues have traditionally been addressed during these negotiations.

Approximately 80% of KCSR employees are covered by various collective bargaining agreements. KCSR participates in industry-wide bargaining as a member of the National Carriers’ Conference Committee. A negotiating process for new, major collective bargaining agreements covering all of KCSR’s union employees has been underway since the bargaining round was initiated in November of 2009. Long term settlement agreements were reached during 2007 and 2008 covering all of KCSR’s unionized work force through January 1, 2010. The union labor negotiation has not historically resulted in any strike, boycott, or other disruption in the Company’s business operations. The Company does not believe the expected settlements will have a material impact to the consolidated financial statements.

KCSM union employees are covered by one labor agreement, which was signed on June 23, 1997, between KCSM and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (Mexican Railroad Union), for a term of 50 years, for the purpose of regulating the relationship between the parties and improving conditions for the union employees. Approximately 80% of KCSM employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other terms are subject to negotiation every two years. In June of 2009, the negotiation of the compensation terms and all other benefits was started with the Mexican Railroad Union. The union labor negotiation with the Mexican Railroad Union has not historically resulted in any strike, boycott, or other disruption in KCSM’s business operations. KCSM does not believe the expected settlements will have a material impact to the consolidated financial statements.

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

The equity method of accounting is used for all entities in which the Company or its subsidiaries have significant influence, but not a controlling interest. The Company evaluates less than majority owned investments for consolidation pursuant to consolidation and variable interest entity guidance. The Company does not have any less than majority owned investments requiring consolidation.

Basis of Presentation.  During the third quarter of 2009, the Company identified that changes in accounts payable and accrued liabilities related to capital spending had not been correctly presented in the Company’s prior period consolidated cash flow statements. Changes in these accruals had previously been classified within cash flows from operating activities and should have been classified as capital expenditures within investing activities, in order to report capital expenditures on a cash basis rather than on an accrual basis. The accompanying consolidated cash flow statements have been revised to present capital expenditures on a cash basis for the years ended December 31, 2008 and 2007. This revision did not impact the change in cash and cash equivalents as previously reported, however, net cash provided by operating activities decreased by $42.7 million, from $455.7 million to $413.0 million and capital expenditures and cash used by investing activities decreased by $42.7 million from $580.7 million to $538.0 million for the year ended December 31, 2008. For the year ended December 31, 2007, net cash provided by operating activities decreased by $13.7 million from $381.5 million to $367.8 million and capital expenditures and cash used by investing activities decreased by $13.7 million from $380.5 million to $366.8 million. This revision did not impact operating income or net income, working capital, any earnings per share measures as previously reported.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Use of Estimates.  The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include those related to the recoverability and useful lives of assets, environmental remediation, personal injury claims, and deferred tax assets. Changes in facts and circumstances may result in revised estimates. Actual results could differ from those estimates.

Revenue Recognition.  The Company recognizes freight revenue based upon the percentage of completion of a commodity movement as a shipment moves from origin to destination, with the related expense recognized as incurred. Other revenues, in general, are recognized when the product is shipped, as services are performed or contractual obligations fulfilled.

Foreign Exchange Gain (Loss).  For financial reporting purposes, KCSM and its subsidiaries maintain records in U.S. dollars, which is the functional currency. The dollar is the currency that reflects the economic substance of the underlying events and circumstances relevant to the entity. Monetary assets and liabilities denominated in pesos are remeasured into dollars using current exchange rates. The difference between the exchange rate on the date of the transaction and the exchange rate on the settlement date, or balance sheet date if not settled, is included in the income statement as foreign exchange gain or loss. For tax purposes, KCSM and its subsidiaries are required to maintain their books and records in Mexican pesos.

Cash Equivalents.  Short-term liquid investments with an initial maturity of three months or less when purchased are classified as cash and cash equivalents.

Accounts Receivable, net.  Accounts receivable are net of an allowance for uncollectible accounts as determined by historical experience and adjusted for economic uncertainties or known trends. Accounts are charged to the allowance when a customer enters bankruptcy, when an account has been transferred to a collection agent or submitted for legal action, or when a customer is significantly past due and all available means of collection have been exhausted. At December 31, 2009 and 2008, the allowance for doubtful accounts was $6.4 million and $8.7 million, respectively. Bad debt expense was $1.8 million for the year ended December 31, 2009. For the year ended December 31, 2008, accounts receivable allowance recovery was $0.5 million.

Restricted Funds.  Restricted funds represents cash held by MSLLC which is restricted for use by KCS. These funds are restricted until they are used by MSLLC for capital improvements on the Meridian Speedway.

Materials and Supplies.  Materials and supplies consisting of diesel fuel, items to be used in the maintenance of rolling stock and items to be used in the maintenance or construction of road property are valued at the lower of average cost or market.

Derivative Instruments.  Derivatives are measured at fair value and recorded on the balance sheet as either assets or liabilities. Changes in the fair value of derivatives are recorded either through current earnings or as other comprehensive income, depending on hedge designation. Gains and losses on derivative instruments classified as cash flow hedges are reported in other comprehensive income and are reclassified into earnings in the periods in which earnings are impacted by the variability of the cash flow of the hedged item. The ineffective portion of all hedge transactions is recognized in current period earnings.

Property and Equipment (including Concession Assets).  KCS capitalizes costs for self-constructed additions and improvements to property including direct labor and material, indirect overhead costs, and interest during long-term construction projects. For purchased assets, all costs necessary to make the asset ready for its intended use are capitalized. Property and equipment is carried at cost and is depreciated on a

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

straight-line basis over their estimated service lives measured in years. Expenditures that significantly increase asset values or extend useful lives are capitalized. Repair and maintenance costs are expensed as incurred.

Costs incurred by the Company to acquire the Concession rights and related assets, as well as subsequent improvements to the concession assets, are capitalized and amortized over the lesser of the current expected Concession term, including probable renewal, or the estimated useful lives of the assets and rights.

KCS follows the group method of depreciation which applies a composite rate to classes of similar assets rather than to individual assets. Composite depreciation rates are based upon estimates of the expected average service lives of assets as well as expected salvage value at the end of their useful lives. The estimated average service lives of assets and salvage values are determined through periodic depreciation studies. Depreciation rate studies are performed every three years for equipment and every six years for road property (rail, ties, ballast, etc.). The depreciation studies take into account factors such as:

•	Statistical analysis of historical patterns of use and retirements of each asset class;

•	Evaluation of any expected changes in current operations and the outlook for the continued use of the assets;

•	Evaluation of technological advances and changes to maintenance practices; and

•	Historical and expected salvage to be received upon retirement.

Also under the group method of depreciation, the cost of railroad property and equipment (net of salvage) retired or replaced in the normal course of business is charged to accumulated depreciation with no gain or loss recognized. Gains or losses on dispositions of land or non-railroad property and abnormal retirements of railroad property are recognized through income. A retirement of railroad property would be considered abnormal if the cause of the retirement is unusual in nature and its service life is significantly shorter than what would be expected for that group based on the depreciation studies. An abnormal retirement could cause the Company to reevaluate the estimated useful life of the impacted asset class.

Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value is reduced to the estimated fair value.

Goodwill and Other Intangible Assets.  Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. As of December 31, 2009 and 2008, the goodwill balance was $10.6 million which is included in other assets in the consolidated balance sheet. Goodwill and intangible assets with indefinite useful lives are not amortized, but are reviewed at least annually, or more frequently as indicators warrant for impairment. An impairment loss would be recognized to the extent that the carrying amount exceeds the assets’ fair value. In previous years, the Company completed its annual impairment review for goodwill using a measurement date of September 30th. During September 2009, the Company changed its impairment testing to the fourth quarter, using a measurement date of November 30th to more closely align the impairment testing date with the Company’s long-range planning and forecasting process, which is used as a basis for performing the annual impairment testing. The Company believes that the resulting change in accounting principle related to the annual impairment testing date will not delay, accelerate, or avoid an impairment charge. The Company determined that the change in accounting principle related to the impairment testing date is preferable under the circumstances. The Company performed its annual impairment review of goodwill and concluded there was no impairment in 2009 and 2008.

Noncontrolling Interests.  Effective January 1, 2009, the Company adopted, on a prospective basis, new accounting guidance on noncontrolling interests in consolidated financial statements, except for the presentation and disclosure requirements, which apply retrospectively. As a result of the adoption, the Company

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

reported noncontrolling interests as a separate component of equity in the consolidated balance sheets and the net income or loss attributable to noncontrolling interests is separately identified in the consolidated statements of income. Prior period amounts have been reclassified to conform to the current period presentation. These reclassifications did not have any impact on the Company’s previously reported results of operations.

Fair Value of Financial Instruments.  Effective January 1, 2009, KCS adopted the guidance prospectively for non-financial assets and liabilities recognized at fair value on a nonrecurring basis. These assets and liabilities are measured at fair value on an ongoing basis but are subject to fair value only in certain circumstances. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company determines the fair values of its financial instruments based on the fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy is broken down into three levels based upon the observability of inputs. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability.

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

Personal Injury Claims.  Personal injury claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The Company’s personal injury reserve is based on actuarial studies performed on an undiscounted basis. The reserve is based on claims filed and an estimate of claims incurred but not yet reported. While the ultimate amount of claims incurred is dependent on various factors, it is management’s opinion that the recorded liability is a reasonable estimate of aggregate future claims. Adjustments to the liability will be reflected as operating expenses in the period in which the adjustments are known. Legal fees related to personal injury claims are recorded in operating expense in the period incurred.

Health and Welfare and KCSM Post-Employment Benefits.  The Company provides certain medical, life and other post-employment benefits to certain active employees and retirees. The Company uses actuaries to assist management in measuring the benefit obligation and cost based on the current plan provisions, employee demographics, and assumptions about financial and demographic factors affecting the probability, timing and amount of expected future benefit payments. Significant assumptions include the discount rate, rate of increase in compensation levels, and the heath care cost trend rate. Actuarial gains and losses determined at the measurement date (typically December 31) are recognized immediately in the consolidated statement of income.

KCSM Employees’ Statutory Profit Sharing.  KCSM is subject to employee statutory profit sharing requirements under Mexican law and calculates profit sharing liability as 10% of KCSM net taxable income, adjusted as prescribed by the Mexican income tax law. Deferred employees’ statutory profit sharing is

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

accounted for using the liability method in a manner similar to income taxes and included as a component of compensation and benefits within the consolidated statement of income.

Share-Based Compensation.  The Company accounts for all share-based compensation in accordance with fair value recognition provisions. Under this method, compensation expense is measured at grant date based on the then fair value of the award and is recognized over the requisite service period in which the award is earned. Forfeitures are estimated at the time of the grant and revised, as necessary, in subsequent periods should actual forfeitures differ from those estimates.

The Company issues treasury stock to settle share-based awards. The Company does not intend to repurchase any shares in 2010 to provide shares to issue as share-based awards; however, management continually evaluates the appropriateness of the level of shares outstanding.

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

The Company has recognized a deferred tax asset, net of a valuation allowance, for net operating loss carryovers. The Company projects sufficient future taxable income to realize the deferred tax asset recorded less the valuation allowance. These projections take into consideration assumptions about inflation rates, currency fluctuations, future income and future capital expenditures. If assumptions or actual conditions change, the deferred tax asset, net of the valuation allowance, will be adjusted to properly reflect the expected tax benefit.

New Accounting Pronouncements

In June of 2009, the Financial Accounting Standards Board (the “FASB”) approved the “FASB Accounting Standards Codification” (the “FASB ASC”) to become the single source of authoritative U.S. GAAP (other than guidance issued by the SEC) superseding all then-existing non-SEC accounting and reporting standards. The FASB ASC does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP through the introduction of a new structure providing all authoritative literature by topic in one place.

In December of 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 addresses the elimination of certain exceptions to consolidating qualifying special-purpose entities which means more entities will be subject to consolidation assessments and reassessments. The statement requires ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity (“VIE”) and clarifies characteristics that identify a VIE. In addition, ASU 2009-17 requires additional disclosures about a company’s involvement with a VIE and any significant changes in risk exposure due to that involvement. This standard is effective for the Company beginning on January 1, 2010. The Company expects that the adoption of this standard will not have an impact on the Company’s results of operations and financial condition.

Note 3.	Earnings Per Share

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Nonvested stock awards granted to employees and officers is included in weighted average shares as it is earned for purposes of computing basic earnings per common share. Diluted earnings per share adjusts basic earnings per common share for the effects of potentially dilutive common shares, if the effect is not anti-dilutive. Potentially dilutive common shares

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

include the dilutive effects of shares issuable upon the conversion of preferred stock to common stock and shares issuable under the Stock Option and Performance Award Plan.

The following table reconciles the weighted average shares used for the basic earnings per share computation to the shares used for the diluted earnings per share computation (in thousands):

	2009	2008	2007

Basic shares	93,145	83,674	75,832
Additional weighted average shares attributable to:
Convertible preferred stock	—	13,882	20,389
Stock options	502	987	1,327
Nonvested shares	2	59	68

Diluted shares	93,649	98,602	97,616

Potentially dilutive shares excluded from the calculation (in thousands):

	2009	2008	2007

Stock options where the exercise price is greater than the average market price of common shares	50	64	39
Convertible preferred stock which are anti-dilutive	7,000	—	—

The following table reconciles net income available to common stockholders for purposes of basic earnings per share to net income for purposes of diluted earnings per share (in millions):

	2009	2008	2007

Net income available to common stockholders for purposes of computing basic earnings per share	$57.0	$168.7	$134.0
Effect of dividends on conversion of convertible preferred stock	—	14.9	19.6

Net income available to common stockholders for purposes of computing diluted earnings per share	$57.0	$183.6	$153.6

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Note 4.	Property and Equipment (including Concession Assets)

Property and Equipment.  Property and equipment, including concession assets, and related accumulated depreciation and amortization are summarized below at December 31 (in millions):

			2009
	2009	2008	Depreciation Rate

Land	$162.9	$162.7
Concession land rights	137.6	138.0	1.0%
Road property
Rail and other track material	1,320.4	1,255.7	2.8%
Ties	1,000.6	912.3	3.6%
Grading	729.1	698.8	0.9%
Bridges and tunnels	513.2	464.1	1.4%
Ballast	434.1	364.0	3.5%
Other (i)	675.3	609.5	3.0%

Road property total	4,672.7	4,304.4
Equipment
Locomotives	487.8	488.4	6.9%
Freight cars	149.5	164.2	5.2%
Work equipment	17.3	15.9	2.1%
Other	24.7	19.7	8.8%

Equipment total	679.3	688.2
Technology and other	125.3	115.8	11.2%
Construction in progress	165.6	354.3

Total property	5,943.4	5,763.4
Accumulated depreciation and amortization	1,196.2	1,165.0

Net property	$4,747.2	$4,598.4

(i)	Other reflects structures, signals, roadway machines, communications and other road assets.

Concession assets, net of accumulated amortization of $259.8 million and $254.3 million, totaled $1,774.2 million and $1,775.2 million for 2009 and 2008, respectively.

The Company capitalized $2.8 million and $4.4 million of interest for the years ended December 31, 2009 and 2008, respectively.

Depreciation and amortization of property and equipment totaled $182.5 million, $168.6 million, and $159.0 million for 2009, 2008, and 2007, respectively.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Note 5.	Other Balance Sheet Captions

Other Current Assets.  Other current assets included the following items at December 31 (in millions):

	2009	2008

Deferred employees statutory profit sharing asset	$36.8	$12.2
Prepaid expenses	16.1	14.6
Refundable taxes	5.9	38.9
Deposits	0.3	20.6
Purchase accounting for the fair value of certain contracts	—	11.3
Other	3.9	1.2

Other current assets, net	$63.0	$98.8

Accounts Payable and Accrued Liabilities.  Accounts payable and accrued liabilities included the following items at December 31 (in millions):

	2009	2008

Accounts payable	$169.6	$255.8
Derailments, personal injury and other claim reserves	60.6	64.1
Accrued wages and vacation	39.1	42.3
Interest payable	23.6	25.5
Rents and leases	19.3	14.2
Income and other taxes	8.1	23.2
Other	22.4	30.3

Accounts payable and accrued liabilities	$342.7	$455.4

Note 6.	Fair Value Measurements

The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of the short-term financial instruments approximates the fair value due to their short-term nature.

The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $2,031.1 million and $1,911.5 million at December 31, 2009 and 2008, respectively. The financial statement carrying value was $1,980.0 million and $2,086.1 million at December 31, 2009 and 2008, respectively.

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in Note 2 — “Significant Accounting Policies”.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31 (in millions):

	Fair Value Measurements			Net Assets (Liabilities)
	Level 1	Level 2	Level 3	at Fair Value

2009
Interest rate contracts	$—	$(4.9)	$—	$(4.9)

Net asset (liabilities), at fair value	$—	$(4.9)	$—	$(4.9)

	Fair Value Measurements			Net Assets (Liabilities)
	Level 1	Level 2	Level 3	at Fair Value

2008
Investments (i)	$—	$—	$12.4	$12.4
Interest rate contracts	—	(5.7)	—	(5.7)

Net asset (liabilities), at fair value	$—	$(5.7)	$12.4	$6.7

(i)	Investments with Level 1 and/or Level 2 inputs are classified as a Level 3 investment in their entirety if it has at least one significant Level 3 input.

The Company determines the fair values of its derivative financial instrument positions based upon pricing models using inputs observed from actively quoted markets. Pricing models take into consideration the contract terms as well as other inputs, including forward interest rate curves. As prescribed by the guidance, the Company recognizes the fair value of its derivative financial instruments as a Level 2 valuation.

The Company determined the fair value of its investment in a financial institution cash management fund based upon the value of the underlying investments. Underlying investments were valued using quoted market prices, if available. If quoted market prices were not available due to an inactive market, adjustments using unobservable inputs were required to determine the fair value. Because of these unobservable inputs, the Company recognized the fair value of its investment as a Level 3 valuation. The following table presents additional information about this investment in which the Company utilized Level 3 inputs to determine fair value.

Changes in Level 3 assets measured at fair value on a recurring basis for the year ended December 31 (in millions):

	2009	2008

Balance at beginning of period	$12.4	$37.8
Total gains/(losses) (realized and unrealized)	0.8	(0.8)
Purchases, issuances and settlements	(13.2)	(24.6)
Transfers in and/or out of level 3	—	—

Balance at end of period	$—	$12.4

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Note 7.	Long-Term Debt

Long-term debt at December 31 (in millions):

	2009	2008

KCS
Other debt obligations	$0.6	$0.2
KCSR
Revolving credit facility, variable interest rate, 1.510% at December 31, 2009, due 2011	40.0	100.0
Term loans, variable interest rate, 1.959% at December 31, 2009, due 2013	310.6	313.9
7 1/2% senior notes, due 2009	—	200.0
13.0% senior notes, due 2013	171.2	168.1
8.0% senior notes, due 2015	275.0	275.0
Capital lease obligations, due serially to 2017	11.0	12.1
Other debt obligations	11.8	11.7
Tex-Mex
RRIF loan, 4.29%, due serially to 2030	45.3	46.7
KCSM
Term loan, variable interest rate, due 2012	—	30.0
9 3/8% senior notes, due 2012	460.0	460.0
7 5/8% senior notes, due 2013	175.0	175.0
7 3/8% senior notes, due 2014	165.0	165.0
12 1/2% senior notes, due 2016	189.7	—
5.737% financing agreement	65.5	70.3
6.195% financing agreement	47.8	51.3
Capital lease obligations, due serially to 2012	5.0	6.8
Other debt obligations	6.5	—

Total	1,980.0	2,086.1
Less: Debt due within one year	68.1	637.4

Long-term debt	$1,911.9	$1,448.7

KCSR Debt

Revolving Credit Facility and Term Loans.  On April 28, 2006, KCS, KCSR and the other subsidiary guarantors named therein entered into an amended and restated credit agreement (the “2006 Credit Agreement”), in an aggregate amount of $371.1 million with The Bank of Nova Scotia and other lenders named in the 2006 Credit Agreement. The 2006 Credit Agreement initially consisted of a $125.0 million revolving credit facility with a letter of credit sublimit of $25.0 million and swing line advances of up to $15.0 million, and a $246.1 million term loan facility (the “Term Loan B Facility”). On May 31, 2007, KCSR entered into Amendment No. 1 to the 2006 Credit Agreement which provided for a new $75.0 million term loan facility (the “Term Loan C Facility”) under the 2006 Credit Agreement. The revolving credit facility bears interest at either LIBOR, or an alternate base rate, plus a spread based on the Company’s leverage ratio as defined in the 2006 Credit Agreement. The Term Loan B Facility bears interest at LIBOR plus 175 basis points or the alternative base rate plus 75 basis points. The Term Loan C Facility bears interest at LIBOR plus

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

150 basis points or the alternative base rate plus 50 basis points. The 2006 Credit Agreement contains covenants that restrict or prohibit certain actions, including, but not limited to, KCS’ ability to incur debt, create or suffer to exist liens, make prepayment of particular debt, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale-leaseback transactions. In addition, KCS must meet certain consolidated interest coverage and leverage ratios. Failure to maintain compliance with the covenants could constitute a default which could accelerate the payment of any outstanding amounts under the 2006 Credit Agreement. Borrowings under the 2006 Credit Agreement are secured by substantially all of the Company’s domestic assets and are guaranteed by certain domestic subsidiaries.

The final maturity date for the revolving credit facility is April 28, 2011 and the final maturity date for the Term Loan B Facility and the Term Loan C Facility is April 28, 2013. Advances under the revolving credit facility totaled $40.0 million with revolver availability of $85.0 million while the Term Loan B and Term Loan C facility balances were $237.5 million and $73.1 million, respectively, as of December 31, 2009. The Company’s obligations outstanding under the Term Loan B and Term Loan C facility are classified as long-term debt as of December 31, 2009. As the Company intends to repay the outstanding balance under the revolving credit facility during 2010, the Company has classified the outstanding amount as a current liability as of December 31, 2009.

9 1/2% Senior Notes.  On May 8, 2008, pursuant to an offer to purchase, KCSR commenced a cash tender offer and consent solicitation for any and all outstanding $200.0 million 9 1/2% senior unsecured notes (the “9 1/2% Senior Notes). KCSR received consents in connection with the tender offer and consent solicitation from holders of over 99% of the 9 1/2% Senior Notes and purchased the tendered notes in accordance with the terms of the tender offer with proceeds received from the issuance of $275.0 million of 8.0% senior unsecured notes due June 1, 2015 (the “8.0% Senior Notes”).

8.0% Senior Notes.  On May 30, 2008, KCSR issued the 8.0% Senior Notes, which bear interest semiannually at a fixed annual rate of 8.0%. A portion of the proceeds from the issuance of the 8.0% Senior Notes was used to pay $198.7 million of the principal amount of the 9 1/2% Senior Notes and the applicable premium and expenses associated with the redemption and the remaining $1.3 million principal amount upon maturity. The remaining proceeds from the issuance were used to reduce borrowings under the KCSR revolving credit facility and for general corporate purposes. The 8.0% Senior Notes are redeemable in whole or in part prior to June 1, 2012 by paying the greater of either 101% of the principal amount or a “make whole” premium and in whole or in part, at the following redemption prices (expressed as a percentage of principal amount) plus any accrued and unpaid interest: 2012 — 104%, 2013 — 102%, 2014 — 100%. In addition, KCSR may redeem up to 35% of the 8.0% Senior Notes prior to June 1, 2011 using the proceeds of one or more equity offerings.

13.0% Senior Notes.  On December 18, 2008, KCSR issued $190.0 million principal amount of 13.0% senior unsecured notes due December 15, 2013, (the “13.0% Senior Notes”) which bear interest semiannually at a fixed annual rate of 13.0%. The 13.0% Senior Notes were issued at a discount to par value, resulting in a $22.0 million discount and a yield to maturity of 16.5%. KCS used the net proceeds from the offering, along with other borrowings, to purchase the KCSR 7 1/2% senior unsecured notes due June 15, 2009 (the “7 1/2% Senior Notes”) tendered under an offer to purchase. The 13.0% Senior Notes are redeemable at KCSR’s option in whole or in part prior to December 15, 2011 by paying the greater of either 101% of the principal amount or a “make whole” premium and in whole or in part, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2011 — 113%, 2012 — 106.5%. In addition, KCSR may redeem up to 35% of the 13.0% Senior Notes prior to December 15, 2010 using the proceeds of one or more equity offerings.

7 1/2% Senior Notes.  On January 14, 2009, pursuant to an offer to purchase, KCSR commenced a cash tender offer and consent solicitation for any and all outstanding $200.0 million 7 1/2% Senior Notes. KCSR

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

received consents in connection with the tender offer and consent solicitation from holders of over 88% of the 7 1/2% Senior Notes. On January 29, 2009, KCSR purchased the tendered notes in accordance with the terms of the tender offer with proceeds received in December of 2008 from the issuance of the 13.0% Senior Notes and other borrowings.

The 8.0% Senior Notes and 13.0% Senior Notes (the “Senior Notes”) are fully and unconditionally guaranteed by KCS and certain subsidiaries of KCS who guarantee KCSR’s 2006 Credit Agreement (the “Note Guarantors”). The Senior Notes and the note guarantees rank pari passu in right of payment with KCSR’s, KCS’, and the Note Guarantors’ existing and future unsecured, unsubordinated obligations. In addition, the Senior Notes include certain covenants that restrict or prohibit certain actions.

Tex-Mex Debt

RRIF Loan Agreement.  On June 28, 2005, Tex-Mex entered into an agreement with the Federal Railroad Administration (“FRA”) to borrow $50.0 million to be used for infrastructure improvements in order to accommodate growing freight rail traffic related to the NAFTA corridor. The note bears interest at 4.29% annually and the principal balance amortizes quarterly with a final maturity of July 13, 2030. The loan was made under the Railroad Rehabilitation and Improvement Financing (“RRIF”) Program administered by the FRA. The loan is guaranteed by Mexrail, which has issued a Pledge Agreement in favor of the lender equal to the gross revenues earned by Mexrail on per-car fees on traffic crossing the International Rail Bridge in Laredo, Texas. In addition, the Company has agreed to guaranty the scheduled principal payment installments due to the FRA from Tex-Mex under the loan agreement on a rolling five-year basis.

KCSM Debt

Revolving Credit Facility and Term Loan.  On June 14, 2007, KCSM entered into an unsecured credit agreement (the “2007 KCSM Credit Agreement”), in an aggregate amount of up to $111.0 million, consisting of a revolving credit facility of up to $81.0 million, and a term loan facility of $30.0 million with Bank of America, N.A., BBVA Bancomer, S.A., Institución de Banca Múltiple, and the other lenders named in the 2007 KCSM Credit Agreement. On March 30, 2009, KCSM used a portion of the net proceeds from the $200.0 million 12 1/2% senior unsecured notes due April 1, 2016 (the “12 1/2% Senior Notes”) offering to repay all amounts outstanding under the 2007 KCSM Credit Agreement. Upon repayment of the outstanding amounts, KCSM terminated the 2007 KCSM Credit Agreement.

9 3/8% Senior Notes.  On April 19, 2005, KCSM issued $460.0 million principal amount of 9 3/8% senior unsecured notes due May 1, 2012 (the “9 3/8% Senior Notes”), which bear interest semiannually at a fixed rate of 9 3/8%. The 9 3/8% Senior Notes are redeemable at KCSM’s option in whole or in part on or after May 1, 2009, subject to certain limitations, at the following redemption prices (expressed in percentages of principal amount), plus any accrued and unpaid interest: 2009 — 104.688%, 2010 — 102.344% and thereafter — 100.000%. In addition, the 9 3/8% Senior Notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount in the event of certain changes in the Mexican withholding tax rate.

On January 7, 2010, pursuant to an offer to purchase, KCSM commenced a cash tender offer for a portion of its 9 3/8% Senior Notes. On January 22, 2010, the Company purchased $290.0 million of the tendered 9 3/8% Senior Notes in accordance with the terms and conditions of the tender offer set forth in the offer to purchase using the proceeds received from the issuance of $300.0 million of KCSM 8.0% senior unsecured notes due February 1, 2018 (the “KCSM 8.0% Senior Notes”). Additionally on February 1, 2010, KCSM repurchased $6.3 million of the 9 3/8% Senior Notes. KCSM recorded debt retirement costs of $14.9 million in the first quarter of 2010. The remaining 9 3/8% Senior Notes mature on May 1, 2012 and are redeemable by KCSM at its option.

7 5/8% Senior Notes.  On November 21, 2006, KCSM issued $175.0 million principal amount of 7 5/8% senior unsecured notes due December 1, 2013 (the “7 5/8% Senior Notes”), which bear interest semiannually at a fixed rate of 7 5/8%. The 7 5/8% Senior Notes are redeemable at KCSM’s option in whole or in

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

part on or after December 1, 2010, subject to certain limitations, at the following redemption prices (expressed in percentages of principal amount), plus any accrued and unpaid interest: 2010 — 103.813%, 2011 — 101.906% and 2012 — 100.000%. In addition, the 7 5/8% Senior Notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount in the event of certain changes in the Mexican withholding tax rate.

7 3/8% Senior Notes.  On May 16, 2007, KCSM issued $165.0 million principal amount of 7 3/8% senior unsecured notes due June 1, 2014 (the “7 3/8% Senior Notes”), which bear interest semiannually at a fixed annual rate of 7 3/8%. The 7 3/8% Senior Notes are redeemable at KCSM’s option, in whole but not in part, at 100% of their principal amount, plus any accrued and unpaid interest, at any time in the event of certain changes in Mexican tax law, and in whole or in part, on or after June 1, 2011, subject to certain limitations, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2011 — 103.688%, 2012 — 101.844%, 2013 — 100.000%.

12 1/2% Senior Notes.  On March 30, 2009, KCSM issued the 12 1/2% Senior Notes, which bear interest semiannually at a fixed annual rate of 12 1/2%. The 12 1/2% Senior Notes were issued at a discount to par value, resulting in an $11.0 million discount and a yield to maturity of 13 3/4%. KCSM used a portion of the net proceeds from the offering to repay all amounts outstanding under the 2007 KCSM Credit Agreement. The 12 1/2% Senior Notes are redeemable at KCSM’s option in whole or in part on and after April 1, 2013, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2013 — 106.250%, 2014 — 103.125%, 2015 — 100.000%. In addition, KCSM may redeem up to 35% of the notes any time prior to April 1, 2012 from the proceeds of the sale of capital stock in KCSM or KCS and are redeemable, in whole but not in part, at KCSM’s option at their principal amount in the event of certain changes in the Mexican withholding tax rate.

KCSM 8.0% Senior Notes.  On January 22, 2010, KCSM issued the KCSM 8.0% Senior Notes due February 1, 2018, which bear interest semiannually at a fixed annual rate of 8.0%. The KCSM 8.0% Senior Notes were issued at a discount to par value, resulting in a $4.3 million discount and a yield to maturity of 8 1/4%. KCSM used the net proceeds from the issuance of the KCSM 8.0% Senior Notes and cash on hand to purchase $290.0 million in principal amount of the 9 3/8% Senior Notes tendered under an offer to purchase and pay all fees and expenses incurred in connection with the KCSM 8.0% Senior Notes offering and tender offer. The KCSM 8.0% Senior Notes are redeemable at KCSM’s option, in whole or in part, on and after February 1, 2014, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2014 — 104.000%, 2015 — 102.000%, 2016 — 100.000%. In addition, KCSM may redeem up to 35% of the KCSM 8.0% Senior Notes any time prior to February 1, 2013 from the proceeds of the sale of capital stock in KCSM or KCS and are redeemable, in whole but not in part, at KCSM’s option at their principal amount in the event of certain changes in the Mexican withholding tax rate.

All of KCSM’s senior notes described above are denominated in dollars and are unsecured, unsubordinated obligations, rank pari passu in right of payment with KCSM’s existing and future unsecured, unsubordinated obligations, and are senior in right of payment to KCSM’s future subordinated indebtedness. In addition, the senior notes include certain covenants that restrict or prohibit certain actions.

5.737% Financing Agreement.  On February 26, 2008, KCSM entered into a financing agreement for an aggregate amount of $72.8 million. KCSM used the proceeds to finance 85% of the purchase price of forty new SD70ACe locomotives delivered and purchased by KCSM in late 2007 and early 2008. KCSM granted the lender a security interest in the locomotives to secure the loan. The financing agreement requires KCSM to make thirty equal semi-annual principal payments of approximately $2.4 million plus interest at an annual rate of 5.737%, with the final payment due and payable on February 28, 2023.

6.195% Financing Agreement.  On September 24, 2008, KCSM entered into a financing agreement with DVB Bank AG (“DVB”). KCSM received the loan principal amount under the financing agreement of

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

$52.2 million on September 26, 2008. KCSM used the proceeds to finance approximately 80% of the purchase price of twenty-nine ES44AC locomotives delivered and purchased by KCSM in June 2008. KCSM granted DVB a security interest in the locomotives to secure the loan. The financing agreement requires KCSM to make sixty equal quarterly principal payments plus interest at an annual rate of 6.195%, with the final payment due and payable on September 29, 2023.

Both locomotive financing agreements contain representations, warranties and covenants typical of such equipment loan agreements. Events of default in the financing agreements include, but are not limited to, certain payment defaults, certain bankruptcy and liquidation proceedings and the failure to perform any covenants or agreements contained in the financing agreement. Any event of default could trigger acceleration of KCSM’s payment obligations under the terms of the financing agreements.

Other Debt Provisions

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

Leases and Debt Maturities

The Company leases transportation equipment, as well as office and other operating facilities, under various capital and operating leases. Rental expenses under operating leases were $139.0 million, $137.1 million, and $129.4 million for the years ended December 31, 2009, 2008, and 2007, respectively. Contingent rentals and sublease rentals were not significant. Minimum annual payments and present value thereof under existing capital leases, other debt maturities and minimum annual rental commitments under non-cancelable operating leases follow (in millions):

		Capital Leases				Operating Leases
	Long-	Minimum		Net
	Term	Lease	Less	Present	Total	Southern	Third
Years	Debt	Payments	Interest	Value	Debt	Capital	Party	Total

2010	$65.8	$3.5	$1.2	$2.3	$68.1	$20.2	$126.4	$146.6
2011	14.2	3.8	1.0	2.8	17.0	19.8	119.9	139.7
2012	474.4	3.9	0.8	3.1	477.5	14.8	98.0	112.8
2013	658.5	2.0	0.6	1.4	659.9	13.2	88.8	102.0
2014	176.3	2.1	0.5	1.6	177.9	12.5	84.8	97.3
Thereafter	574.8	5.3	0.5	4.8	579.6	69.7	436.1	505.8

Total	$1,964.0	$20.6	$4.6	$16.0	$1,980.0	$150.2	$954.0	$1,104.2

In the normal course of business, the Company enters into long-term contractual requirements for future goods and services needed for the operations of the business. Such commitments are not in excess of expected requirements and are not reasonably likely to result in performance penalties or payments that would have a material adverse effect on the Company’s liquidity.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Note 8.	Income Taxes

Current income tax expense represents the amounts expected to be reported on the Company’s income tax returns, and deferred tax expense or benefit represents the change in net deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Valuation allowances are recorded as appropriate to reduce deferred tax assets to the amount considered likely to be realized.

Tax Expense.  Income tax expense (benefit) consists of the following components (in millions):

	2009	2008	2007

Current:
Federal	$(1.1)	$0.9	$—
State and local	1.3	(0.2)	0.8
Foreign	3.0	—	—

Total current	3.2	0.7	0.8

Deferred:
Federal	35.4	40.8	33.2
State and local	2.1	7.9	2.4
Foreign	(6.1)	15.1	30.7

Total deferred	31.4	63.8	66.3

Total income tax expense	$34.6	$64.5	$67.1

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities follow at December 31 (in millions):

	2009	2008

Liabilities:
Depreciation	$579.7	$545.6
Investments	74.0	71.0
Concession rights	154.6	152.5
Other, net	16.7	8.5

Gross deferred tax liabilities	825.0	777.6

Assets:
Loss carryovers	(276.5)	(284.5)
Book reserves not currently deductible for tax	(124.6)	(99.3)
Vacation accrual	(3.6)	(3.7)
Other, net	(28.6)	(19.8)

Gross deferred tax assets before valuation allowance	(433.3)	(407.3)
Valuation allowance on loss carryovers	23.7	22.9

Gross deferred tax assets	(409.6)	(384.4)

Net deferred tax liability	$415.4	$393.2

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Tax Rates.  Differences between the Company’s effective income tax rates and the U.S. federal income tax statutory rates of 35% follow (in millions):

	2009	2008	2007

Income tax expense using the statutory rate in effect	$36.3	$87.0	$77.5
Tax effect of:
Permanent items	2.2	3.3	2.1
State and local income tax provision, net	1.8	2.8	2.1
Tax credits	(1.9)	(2.5)	(2.9)
Uncertain tax positions	—	(4.3)	—
Difference between U.S. and foreign tax rate	(5.2)	(8.5)	(9.0)
Foreign exchange and inflation adjustments	12.2	(27.4)	(5.6)
Change in valuation allowances	0.8	14.0	—
Change in Mexican tax law	(11.1)	—	—
Other, net	(0.5)	0.1	2.9

Income tax expense	$34.6	$64.5	$67.1

Difference Attributable to Foreign Investments.  At December 31, 2009, the Company’s book basis exceeded the tax basis of its foreign investments by $756.4 million. The Company has not provided a deferred income tax liability for the income taxes, if any, which might become payable on the realization of this basis difference because the Company intends to indefinitely reinvest in foreign investments the operating earnings which gave rise to the basis differential or remit the earnings in tax-free transactions. Moreover, the Company has no other plans to realize this basis differential by a sale of its interests in foreign investments. If the earnings were to be remitted in a taxable transaction, as of December 31, 2009, the Company would incur gross federal income taxes of $264.7 million which would be partially offset by foreign tax credits.

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

On December 28, 2009, the final provisions of Mexico’s 2010 tax reform were enacted. The income tax rate was increased to 30% from 28% for the years 2010 to 2012, 29% for 2013 and then returns to its current rate of 28% in 2014. The Company’s deferred income tax assets and liabilities were revalued using the rates expected to be in effect when the underlying temporary differences are expected to reverse. This revaluation resulted in an $11.1 million benefit in the 2009 tax provision. A 1% increase to the value added tax rate was also enacted, however, this increase will not have a material impact on the consolidated financial statements because, under Mexican law, value added tax is fully transferred to the final customer.

Tax Carryovers.  In prior years, the Company has generated both U.S. federal and state net operating losses. The losses are carried forward 20 years for federal and from 5 to 20 years for state. Both the federal and state loss carryovers are analyzed each year to determine the likelihood of realization. The U.S. federal loss carryover at December 31, 2009 is $101.1 million and if not used, would begin to expire in 2023. In addition, the Company has $16.9 million of tax credits consisting primarily of $15.1 million of track maintenance credits and $0.5 million of employment credits which, if not used, will begin to expire in 2025, and $1.3 million of alternative minimum tax credits which do not have an expiration period.

The state loss carryovers arise from both combined and separate tax filings from as early as 1994. The loss carryovers may expire as early as December 31, 2010 and as late as December 31, 2029. The state loss

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

carryover at December 31, 2009 is $450.4 million with a related $28.3 million tax benefit, of which it is expected that $162.4 million with a related $10.2 million tax benefit, will be realized.

The Mexico federal loss carryovers at December 31, 2009 are $797.7 million, of which $110.1 million will begin to expire in 2016 and the remaining $687.6 million will expire in 2046. A deferred tax asset was recorded in prior periods for the expected future tax benefit of these losses which will be carried forward to reduce only ordinary Mexican income tax payable in future years. With the addition of the Flat Tax, the losses are not projected to completely eliminate future tax liabilities. A deferred tax asset is recorded for an asset tax credit carryover in the amount of $8.1 million which began to expire in 2008 at a rate of 10 percent per year. A valuation allowance of $11.9 million has been recorded to reflect the reduced expected tax benefit to be derived from these carryovers.

The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of valuation allowances, related to loss carryovers and tax credits.

Uncertain Tax Positions.  The accounting guidance for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance requires the Company to recognize in the financial statements the benefit of a tax position only if the impact is more likely than not of being sustained on audit based on the technical merits of the position. The guidance also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions were effective for the Company beginning January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2009	2008

Balance at January 1,	$2.1	$32.6
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	0.9
Reductions for tax positions of prior years	—	(18.5)
Settlements	—	(12.9)

Balance at December 31,	$2.1	$2.1

The remaining $2.1 million of unrecognized tax benefits would affect the effective income tax rate if recognized and is not expected to change in the next twelve months.

Interest and penalties related to uncertain tax positions are included in income before taxes on the income statement. Accrued interest and penalties on unrecognized tax benefits are $0.2 million as of December 31, 2009 and December 31, 2008. For the year ended December 31, 2009, the Company recognized less than $0.1 million in interest and penalty expense. For the years ended December 31, 2008 and 2007, the Company recognized a reduction of interest and penalty expense of $5.5 million and an increase of interest and penalty expense of $2.3 million, respectively.

The Company settled the audit of the U.S. consolidated federal income tax returns for the years 1997 through 2002 and paid the accrued tax liability in 2009. The U.S. federal statute of limitations has closed for years prior to 2004. The Internal Revenue Service (“IRS”) is currently examining the 2008 U.S. consolidated federal income tax return. As a result of the IRS settlement, the Company filed state amended tax returns for tax years 1997-2007. Due to these filings, the statute of limitations for various states is open for years 1997 forward.

Tax returns filed in Mexico through 2002 are closed to examination by the taxing authorities in Mexico. The 2003 through 2005 Mexico tax returns are currently under examination. The Company received a

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

preliminary audit assessment for the year ended December 31, 2003, from Servicio de Administracion Tributaria (the “SAT”), the Mexican equivalent of the IRS. The Company is currently in negotiations with the SAT, and if a settlement is not reached, the matter will be litigated. The Company believes that it has strong legal arguments in its favor and will more likely than not ultimately prevail in any challenge of this assessment. The Company believes that an adequate provision has been made for any adjustment (taxes and interest) that will be due for all open years.

Note 9.	Stockholders’ Equity

Information regarding the Company’s capital stock at December 31 follows:

	Shares
	Authorized	Shares Issued
	2009 and 2008	2009	2008

$25 par, 4% noncumulative, preferred stock	840,000	649,736	649,736
$1 par, preferred stock	2,000,000	—	—
$1 par, series A, preferred stock	150,000	—	—
$1 par, series B convertible, preferred stock	1,000,000	—	—
$1 par, series C redeemable cumulative convertible perpetual preferred stock	400,000	—	—
$1 par, series D cumulative convertible perpetual preferred stock	210,000	210,000	210,000
$.01 par, common stock	400,000,000	110,583,068	106,252,860

Shares outstanding at December 31:

	2009	2008

$25 par, 4% noncumulative, preferred stock	242,170	242,170
$1 par, series D cumulative convertible perpetual preferred stock	209,995	209,995
$.01 par, common stock	96,213,346	91,463,762

Treasury Stock.  Shares of common stock in Treasury and related activity follow:

	2009	2008	2007

Balance at beginning of year	14,789,098	15,888,078	16,943,252
Shares issued for preferred stock dividend	—	—	(378,667)
Shares issued to fund stock option exercises	(359,575)	(1,065,724)	(84,528)
Employee stock purc hase plan shares issued	(71,699)	(91,326)	(116,663)
Nonvested shares issued	(107,365)	(225,873)	(563,112)
Nonvested shares forfeited	119,263	283,943	87,796

Balance at end of year	14,369,722	14,789,098	15,888,078

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

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

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

Common Stock Issuance.  On April 27, 2009, the Company entered into an ATM Equity Offeringsm Sales Agreement with Bank of America Merrill Lynch, Pierce, Fenner & Smith, Incorporated (the “ATM Equity Offering”), in which the Company received proceeds of $51.4 million (net of commission of $0.9 million and fees and other expenses of $0.2 million) from the issuance of 3,204,900 common shares, at a weighted average sales price of $16.38. On July 31, 2009, the Company entered into a Common Stock Purchase Agreement with certain institutional investors in which the Company issued 1,125,308 shares of the Company’s common stock at a purchase price of $20.00 per share on August 3, 2009 for aggregate proceeds of $22.5 million. This completed the Company’s offering of shares under the ATM Equity Offering and Common Stock Purchase Agreement.

Dividend Restrictions.  Following completion of the preparation of the 2005 financial statements of KCS, the Company determined that its Consolidated Coverage Ratio (as defined in the indentures for KCSR’s 7 1/2% Senior Notes and 9 1/2% Senior Notes) was less than 2.0:1. As a result, pursuant to the terms of each KCSR indenture, the Company was unable to pay cash dividends on its Series C Preferred Stock and dividends in cash or shares of KCS common stock on its Series D Preferred Stock. The dividends accumulated until such ratio increased to at least 2.0:1. On January 12, 2007, KCS declared a dividend on the Series C Preferred Stock and Series D Preferred Stock for all outstanding arrear dividends. As of December 31, 2009, 2008, and 2007, KCS is current with respect to its Preferred Stock dividend payments.

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

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

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

The Company and certain of its subsidiaries have established trusts to provide for the funding of corporate commitments and entitlements of officers, directors, employees and others in the event of a specified change in control of the Company or subsidiary. Assets held in such trusts on December 31, 2009 and 2008, were not material. Depending upon the circumstances at the time of any such change in control, the most significant factor of which would be the highest price paid for KCS common stock by a party seeking to control the Company, funding of the Company’s trusts could be substantial.

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

Stock Option Plan.  Options will be granted under the 2008 Plan at 100% of the closing market price of the Company’s stock on the date of grant. Under the 1991 Plan, options were granted at 100% of the average market price of the Company’s stock on the date of grant. Options generally have a 5 year cliff vesting period and are exercisable over the 10 year contractual term, except that options outstanding with limited rights (“LRs”) or limited stock appreciation rights (“LSARs”), become immediately exercisable upon certain defined circumstances constituting a change in control of the Company. The Plans include provisions for stock appreciation rights, LRs and LSARs. All outstanding options include LSARs, except for options granted to non-employee Directors prior to 1999. The grant date fair value, less estimated forfeitures, is recorded to expense on a straight-line basis over the vesting period.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used were as follows:

	2009	2008	2007

Expected dividend yield	0%	0%	0%
Expected volatility	42.86%	32.28%	34.17%
Risk-free interest rate	1.66%	3.29%	4.70%
Expected term (years)	7.50	7.50	7.50
Weighted-average grant date fair value of stock options granted	$6.45	$18.33	$16.04

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

The following table summarizes combined activity under the Plans:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Shares	per Share	Term	Value
			In years	In millions

Options outstanding at December 31, 2006	2,940,332	$8.98
Granted	32,500	33.78
Exercised	(95,907)	6.14
Forfeited or expired	(19,162)	20.95

Options outstanding at December 31, 2007	2,857,763	9.28
Granted	15,380	43.15
Exercised	(1,094,184)	7.79
Forfeited or expired	(91,344)	17.99

Options outstanding at December 31, 2008	1,687,615	10.08
Granted	8,000	13.52
Exercised	(359,623)	8.26
Forfeited or expired	(34,137)	23.65

Options outstanding at December 31, 2009	1,301,855	$10.25	1.99	$30.0

Vested and expected to vest at December 31, 2009	1,297,665	$10.18	1.97	$30.0

Exercisable at December 31, 2009	1,245,975	$9.24	1.76	$30.0

Compensation expense of less than $0.1 million, $0.1 million, and $0.7 million was recognized for stock option awards for the years ended December 31, 2009, 2008, and 2007, respectively. The total income tax benefit recognized in the income statement for stock options was less than $0.1 million for the years ended December 31, 2009 and 2008, and $0.3 million for the year ended December 31, 2007.

Additional information regarding stock option exercises appears in the table below (in millions):

	2009	2008	2007

Aggregate grant-date fair value of stock options vested	$0.2	$1.2	$0.5
Intrinsic value of stock options exercised	5.9	37.9	2.9
Cash received from option exercises	3.0	8.3	0.6

As of December 31, 2009, $0.4 million of unrecognized compensation cost relating to nonvested stock options is expected to be recognized over a weighted-average period of 1.49 years. At December 31, 2009, there were 2,166,834 shares available for future grants under the 2008 Plan.

Nonvested Stock.  The Plans provide for the granting of nonvested stock awards to officers and other designated employees. The grant date fair value is based on the average market price of the stock (under the

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

1991 Plan) or the closing market price (under the 2008 Plan) on the date of the grant. These awards are subject to forfeiture if employment terminates during the vesting period, which is generally three year or five year cliff vesting for employees and one year for directors. The grant date fair value of nonvested shares, less estimated forfeitures, is recorded to compensation expense on a straight-line basis over the vesting period.

A combined summary of nonvested stock activity is as follows:

		Weighted-
		Average Grant	Aggregate
	Number of	Date	Intrinsic
	Shares	Fair Value	Value
			In millions

Nonvested stock at December 31, 2006	613,573	$23.74
Granted	570,464	33.26
Vested	(81,613)	24.86
Forfeited	(87,796)	26.05

Nonvested stock at December 31, 2007	1,014,628	28.80
Granted	232,551	37.95
Vested	(134,979)	30.50
Forfeited	(283,943)	26.91

Nonvested stock at December 31, 2008	828,257	31.74
Granted	116,130	18.49
Vested	(105,078)	31.32
Forfeited	(119,263)	30.37

Nonvested stock at December 31, 2009	720,046	$29.89	$24.0

Compensation cost for nonvested stock was $7.2 million, $5.1 million, and $6.7 million, for the years ended December 31, 2009, 2008, and 2007, respectively. The total income tax benefit recognized in the income statement for nonvested stock awards was $2.7 million and $1.9 million and $2.5 million for the years ended December 31, 2009, 2008, and 2007, respectively.

As of December 31, 2009, $6.5 million of unrecognized compensation costs related to nonvested stock is expected to be recognized over a weighted-average period of 1.41 years. The fair value (at vest date) of shares vested during the year ended December 31, 2009, was $1.9 million.

Performance Based Awards.  During 2009, 2008, and 2007, the Company granted performance based nonvested stock awards. The awards granted establish an annual target number of shares that generally vest at the end of a three year requisite service period following the grant date or on January 17, 2010. In addition to the service condition, the number of nonvested shares to be received depends on the attainment of performance goals based on the following annual measures: operating ratio, earnings before interest, tax, depreciation and amortization (EBITDA) and return on capital employed. The number of nonvested shares ultimately earned will range from zero to 200% of the annual target award.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

A summary of performance based nonvested awards activity at target is as follows:

		Weighted-Average
	Target Number of	Grant Date
	Shares*	Fair Value

Nonvested stock, at December 31, 2006	—	$—
Granted	504,638	30.77
Vested	—	—
Forfeited	(27,000)	29.82

Nonvested stock, at December 31, 2007	477,638	30.82
Granted	83,229	37.82
Vested	(46,988)	30.13
Forfeited	(127,999)	29.93

Nonvested stock, at December 31, 2008	385,880	32.71
Granted	5,642	18.67
Vested	(47,609)	30.75
Forfeited	(38,318)	33.36

Nonvested stock, at December 31, 2009	305,595	$32.67

*	The performance shares earned in 2008 and 2007 were 85,640 and 115,419 which was approximately 62% and 120% of the annual target award granted for the 2008 and 2007 performance periods, respectively. No performance shares were earned for the 2009 performance period as the target was not met.

The Company expenses the grant date fair value of the awards which are probable of being earned based on forecasted annual performance goals over the three year performance period. Compensation expense on performance based awards was $1.7 million, $1.5 million, and $3.1 million for the years ended December 31, 2009, 2008, and 2007, respectively. Total income tax benefit recognized in the income statement for performance based awards was $0.6 million, $0.5 million, and $1.1 million for the years ended December 31, 2009, 2008, and 2007, respectively.

As of December 31, 2009, there is less than $0.1 million of unrecognized compensation cost related to performance based awards. The fair value (at vest date) of shares vested for the year ended December 31, 2009 was $0.6 million.

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

On May 7, 2009, the stockholders of KCS approved the Kansas City Southern 2009 Employee Stock Plan (the “2009 ESPP”), which replaces the ESPP for years ending after December 31, 2009. The 2009 ESPP provides for the issuance of a maximum of up to four million shares of common stock of the Company. Under the 2009 ESPP, eligible employees may contribute, through payroll deductions up to 5% of their regular base compensation during six-month purchase periods beginning January 18, 2010. At the end of each purchase period, the accumulated deductions are applied toward the purchase of the Company’s common stock.

Pursuant to the terms of the ESPP and the 2009 ESPP, the purchase price for shares is equal to 90% of the average market price on either the exercise date or the offering date, whichever is lower. Both the 10%

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

discount in grant price and the 90% share option are valued to derive the award’s fair value. The awards vest and the expense is recognized ratably over the offering period.

The following table summarizes activity related to the various ESPP offerings:

	Offering Date	Exercise Date			Received
	Purchase	Date	Purchase	Shares	from
	Price	Issued	Price	Issued	Employees(i)
					In millions

2010 offering	$29.63	—	$—	—	$—
2009 offering	26.78	February 5, 2010	26.78	81,692	2.2
2008 offering	34.69	February 5, 2009	16.79	71,830	1.2

(i)	Represents amounts received from employees through payroll deductions for share purchases under applicable offering.

The fair value of the ESPP stock purchase rights is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used for each of the respective periods were as follows:

	2010	2009	2008
	Offering	Offering	Offering

Expected dividends	0%	0%	0%
Expected volatility	34%	66%	32%
Risk free interest rate	0.12%	1.38%	4.10%
Expected life (years)	0.5	1.0	1.0
Fair value at grant date	$6.49	$10.56	$9.32

Compensation expense of $0.9 million, $0.7 million, and $0.7 million and was recognized for ESPP option awards for the years ended December 31, 2009, 2008, and 2007, respectively. At December 31, 2009, there were 4.0 million remaining shares available for future ESPP offerings under the 2009 ESPP.

Note 11.	Profit Sharing and Other Postretirement Benefits

Health and Welfare.  Certain U.S. employees that have met age and service requirements are eligible for medical benefits and life insurance coverage during retirement. The retiree medical plan is contributory and provides benefits to retirees, their covered dependents and beneficiaries. The plan provides for annual adjustments to retiree contributions, and also contains, depending on the coverage selected, certain deductibles, co-payments, co-insurance, and coordination with Medicare. Certain management employees also maintain their status under a collective bargaining agreement, which permits them access to post-retirement medical under the multi-employer plan described below. The life insurance plan is non-contributory and covers union retirees only. The Company’s policy, in most cases, is to fund benefits payable under these plans as the obligations become due. However, certain plan assets (money market funds held in a life insurance company) exist with respect to life insurance benefits.

KCSM Post-Employment Benefits.   Mexican law requires that the Company provide certain post-employment benefits to its Mexican union and non-union employees. These plans provide statutorily calculated benefits which are payable upon retirement, death, disability, voluntary or involuntary termination to employees who meet applicable service requirements. In addition to these statutorily required post-employment benefits, the Company and the union have been engaged in negotiations regarding an incremental benefit that would be paid to the Company’s union employees upon retirement. The current calculated liability related to this incremental benefit is based on various factors including retirement eligibility based on a combination of age and years of credited service and the employee’s salary at the time of retirement. As of

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

the date of this filing, the Company was still negotiating with the union regarding this benefit and details of this benefit continue to be discussed.

The Company uses December 31 as the measurement date for its retirement benefit obligations.

Net Periodic Benefit Cost, Plan Obligations and Funded Status

Components of the net cost (benefit) for these plans were as follows for the years ended December 31 (in millions):

	Health and Welfare			Mexico Post-Employment Benefit
	2009	2008	2007	2009	2008	2007

Service cost	$0.1	$0.1	$0.1	$2.5	$1.9	$2.0
Interest cost	0.3	0.4	0.4	1.4	1.4	1.2
Expected return on plan assets	—	—	—	—	—	—
Actuarial (gain) loss(i)	(0.2)	0.2	0.1	(3.6)	1.0	(1.0)
Foreign currency (gain) loss	—	—	—	0.7	(3.8)	—
Prior service credit(ii)	(0.3)	(0.3)	(0.3)	—	—	—

Net periodic cost (benefit) recognized	$(0.1)	$0.4	$0.3	$1.0	$0.5	$2.2

(i)	Net benefit costs above do not include a component for the amortization of actuarial gains or losses as the Company’s policy is to recognize such gains and losses immediately.

(ii)	During 2005, the Company revised its medical plan to exclude prescription drug coverage available under Medicare part D. This negative plan amendment generated an unrecognized prior service benefit of $2.3 million which is being amortized over the estimated remaining life of the affected participants of 9.5 years.

The following table reconciles the change in the benefit obligation, fair value of plan assets, change in the funded status, and the accrued benefit cost as of and for each of the years ended December 31 (in millions):

	Health and Welfare		Mexico Post-Employment Benefit
	2009	2008	2009	2008

Benefit obligation at beginning of year	$7.0	$7.1	$16.0	$18.2
Service cost	0.1	0.1	2.5	1.9
Interest cost	0.3	0.4	1.4	1.4
Actuarial (gain) loss	(0.3)	0.1	(3.6)	1.0
Foreign currency (gain) loss	—	—	0.7	(3.8)
Benefits paid, net of retiree contributions(i)	(0.7)	(0.7)	(1.1)	(1.5)
Prior service cost	—	—	—	(1.2)

Benefit obligation at end of year	6.4	7.0	15.9	16.0

Fair value of plan assets at beginning of year	0.3	0.5
Actual return on plan assets	—	—
Benefits paid, net of contributions(i)	(0.2)	(0.2)

Fair value of plan assets at end of year	0.1	0.3

Funded status	$(6.3)	$(6.7)	$(15.9)	$(16.0)

(i)	Benefits paid reflected in the reconciliation of the benefit obligation include both medical and life insurance benefits, whereas benefits paid reflected in the reconciliation of the funded status include only life insurance benefits. Plan assets relate only to life insurance benefits. Medical benefits are funded as obligations become due.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Assumptions

The assumptions used to determine benefit obligations and costs are selected based on current and expected market conditions. Discount rates are selected based on low risk government bonds with cash flows approximating the timing of expected benefit payments. The Mexico bond market is utilized for the KCSM post employment obligation and the U.S. bond market is utilized for the U.S. health and welfare obligation. The expected rate of return on life insurance plan assets is determined using historical and forward looking returns for similar investments over the period that the benefits are expected to be paid.

Weighted average assumptions used to determine benefit obligations were as follows for the years ended December 31:

			Mexico Post-Employment
	Health and Welfare		Benefit
	2009	2008	2009	2008

Discount rate (U.S. and Mexico)	5.25%	6.00%	8.50%	8.00%
Rate of compensation increase	n/a	n/a	4.50%	4.50%

Weighted average assumptions used to determine net benefit cost for the periods were as follows for the years ended December 31:

			Mexico Post-
			Employment
	Health and Welfare		Benefit
	2009	2008	2009	2008

Discount rate	6.00%	6.00%	8.50%	8.00%
Expected long-term rate of return on plan assets	3.00%	3.00%	n/a	n/a
Rate of compensation increase	n/a	n/a	4.50%	4.50%

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

	2009	2008	2007

Health care trend rate for next year	7.50%	8.00%	8.00%
Ultimate trend rate	5.00%	5.00%	5.00%
Year that rate reaches ultimate rate	2015	2015	2014

Cash Flows

The following table represents benefit payments expected to be paid, which reflect expected future service, as appropriate, for each of the next five years and the aggregate five years thereafter (in millions):

		Mexico
	Health and	Post-Employment
Year	Welfare	Benefit

2010	$0.7	$0.6
2011	0.8	0.6
2012	0.8	0.6
2013	0.7	0.6
2014	0.6	0.6
2015 - 2019	2.5	3.6

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Multi-Employer Plan.  Under collective bargaining agreements, KCSR participates in a multi-employer benefit plan, which provides certain post-retirement health care and life insurance benefits to eligible union employees and certain retirees. Premiums under this plan are expensed as incurred and were $3.3 million, $3.4 million, and $2.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

401(k) and Profit Sharing Plan.  The Company sponsors the KCS 401(k) and Profit Sharing Plan (the “401(k) plan”), whereby participants can choose to make contributions in the form of salary deductions pursuant to Section 401(k) of the Internal Revenue Code. The Company matches 401(k) contributions up to a maximum of 5% of compensation. The Company recognized expense of $1.8 million for the years ended December 31, 2009 and 2008 and $1.6 million for 2007, related to the KCS 401(k) and Profit Sharing Plan.

Note 12.	Commitments and Contingencies

Concession Duty.  Under the Concession, the Mexican government has the right to receive a payment from the Company equivalent to 0.5% of the gross revenue during the first 15 years of the Concession period and 1.25% of the gross revenue during the remaining years of the Concession period. For the year ended December 31, 2009, the concession duty expense, which is recorded within operating expenses, amounted to $3.2 million, compared to $4.3 million for the same periods in 2008 and 2007.

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

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Additionally, the Company is a partner in the Responsible Care® program and, as a result, has initiated additional environmental, health and safety management system programs and has been certified by an outside professional auditing company in the American Chemistry Council’s Responsible Care Management System®. The Company performs ongoing reviews and evaluations of the various environmental programs and issues within the Company’s operations, and, as necessary, takes actions intended to limit the Company’s exposure to potential liability.

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

Environmental remediation expense was $4.8 million and $6.1 million for the years ended December 31, 2009 and 2008, respectively, and was included in casualties and insurance expense on the consolidated statements of income. Additionally, as of December 31, 2009, KCS had a liability for environmental remediation of $4.7 million. This amount was derived from a range of reasonable estimates based upon the studies and site surveys described above and in accordance with the accounting guidance for the recognition of loss contingencies.

Personal Injury Claim Reserves.  The Company’s personal injury claim reserve is based on semi-annual actuarial studies performed on an undiscounted basis. This reserve is based on personal injury claims filed and an estimate of claims incurred but not yet reported. While the ultimate amount of claims incurred is dependent on various factors, it is management’s opinion that the recorded liability is a reasonable estimate of aggregate future payments. Adjustments to the liability are reflected within operating expenses in the period in which changes to estimates are known. Personal injury claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The activity in the reserve follows (in millions):

	2009	2008

Balance at beginning of year	$90.7	$90.0
Accruals, net (includes the impact of actuarial studies)	7.4	16.0
Payments	(11.2)	(15.3)

Balance at end of year	$86.9	$90.7

The personal injury claim reserve balance as of December 31, 2009 is based on an updated study of personal injury reserves for data through November 30, 2009 and review of the last month’s experience. The activity for the twelve months ended December 31, 2009 primarily relates to the net settlements and the reserves for Federal Employers Liability Act (“FELA”), third-party, and occupational illness claims. The

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

changes to the reserve in the current year compared to the prior year reflect the current accruals related to the favorable trend of loss experience, including favorable settlements, since the date of the prior study.

Reflecting potential uncertainty surrounding the outcome of personal injury claims, it is reasonably possible based on assessments that future costs to settle personal injury claims may range from approximately $83 million to $91 million. While the final outcome of these claims cannot be predicted with certainty, management believes that the $86.9 million recorded is the best estimate of the Company’s future obligations for the settlement of personal injury claims at December 31, 2009.

Certain Disputes with Ferromex.  KCSM’s operations are subject to certain trackage rights, haulage rights, and interline services with Ferrocarril Mexicano, S.A. de C.V. (“Ferromex”). Other than the rates to be charged pursuant to the Trackage Rights Agreement, dated February 9, 2010, between KCSM and Ferromex, the rates payable for these services have not been agreed upon by KCSM and Ferromex for the periods beginning in 1998 through December 31, 2008. KCSM is currently involved in judicial, civil and administrative proceedings and negotiations with Ferromex regarding the rates payable under these arrangements, as described below.

KCSM and Ferromex both initiated administrative proceedings seeking a determination by the Mexican Secretaría de Comunicaciones y Transportes (“Ministry of Communications and Transportation” or “SCT”) of the rates that KCSM and Ferromex should pay each other in connection with the use of trackage rights. The SCT issued a ruling setting the rates for trackage rights in March of 2002. KCSM and Ferromex challenged the ruling.

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

KCSM and Ferromex both initiated administrative proceedings seeking a determination by the SCT of the rates that the companies should pay each other in connection with the use of interline and terminal services. The SCT issued a ruling setting the rates for interline and terminal services in August of 2002. Both KCSM and Ferromex challenged the ruling. In April 2005, the Administrative and Fiscal Federal Court ruled in favor of KCSM in the challenge to the SCT interline and terminal services decision. Ferromex, however, challenged this court ruling before the Fifteenth Collegiate Court, and the Court ruled in its favor. Both Ferromex and KCSM appealed the ruling to the Mexican Supreme Court. On June 30, 2009, the Mexican Supreme Court sustained KCSM’s appeal and ordered the SCT to issue a new ruling consistent with the Court’s decision. As of the date of this filing, the SCT has not issued the new ruling on this matter.

KCSM expects various proceedings and appeals related to the matters described above. Although KCSM and Ferromex have challenged these matters based on different grounds and these cases continue to evolve, management believes the amounts recorded related to these matters are adequate and does not believe there will be a future material impact to the results of operations arising out of these disputes.

SCT Sanction Proceedings.  In April 2006, the SCT initiated proceedings against KCSM, claiming that KCSM had failed to make certain minimum capital investments projected for 2004 and 2005 under its five-year business plan filed with the SCT prior to its April 2005 acquisition by KCS (collectively, the “Capital Investment Proceedings”). KCSM believes it made capital expenditures exceeding the required amounts. KCSM responded to the SCT by providing evidence in support of its investments and explaining why it

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

believes sanctions are not appropriate. In May 2007, KCSM was served with an SCT resolution regarding the Capital Investment Proceeding for 2004, in which the SCT resolved to impose no sanction. In June 2007, KCSM was served with an SCT resolution regarding the Capital Investment Proceeding for 2005, in which the SCT determined that KCSM had indeed failed to make the minimum capital investments required for such year, and imposed a minimal fine. KCSM has filed an action in the Mexican Administrative and Fiscal Federal Court challenging this ruling. KCSM will have the right to challenge any adverse ruling.

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

Concession Dispute.  On December 9, 2009, KCSM was notified of a lawsuit filed by Minera México, S.A. de C.V. (“Minera México”), a subsidiary of Grupo México, S.A.B. de C.V. and an affiliate Ferromex, against the Federal Government of Mexico, the SCT, Ferrocarriles Nacionales de México (“FNM”), KCSM, Nafta Rail, S.A. de C.V. (“Nafta Rail”), and KCS. The lawsuit claims that after the privatization bidding process for the acquisition of a majority interest in Ferrocarril del Noreste, S.A. de C.V. (“FNE”) (now KCSM) had concluded in 1997, in which the bidding was awarded to Transportación Ferroviaria Mexicana, S. de R.L. de C.V. (“TFM”) and the relevant stock purchase agreement was signed, the defendants improperly amended the stock purchase agreement and the purchasers paid a price lower than the price offered. The lawsuit alleges that the Mexican Federal Government, the SCT, FNM, KCSM, Nafta Rail and KCS violated a variety of the rules and regulations associated with the privatization bidding process. As a result of these alleged improprieties, Minera México claims the acquisition of FNE by KCS (through TFM) should be declared null and void and, consequently, the capital stock of FNE should be returned to the Federal Government of Mexico and Minera México, as the second place bidder in the bidding process, should be awarded the right to purchase the capital stock of FNE. On February 9, 2010, Minera México agreed to dismiss this lawsuit.

Disputes Relating to the Provision of Services to a Mexican Subsidiary of a Large U.S. Auto Manufacturer.  KCSM is involved in several disputes related to providing service to a Mexican subsidiary of a large U.S. Auto Manufacturer (the “Auto Manufacturer”).

In March 2008, the Auto Manufacturer filed an arbitration suit against KCSM under a contract for services to the Auto Manufacturer’s plants in Mexico, which, as amended, had a stated termination date of January 31, 2008. The Auto Manufacturer claimed that the contract was implicitly extended and continued in effect beyond its stated termination date. The Auto Manufacturer is seeking a declaration by the arbitrator that the rates being assessed by KCSM are discriminatory, even though the rates being charged are within the legal rate limits set by Mexican law for such freight transportation. KCSM claimed that the contract did in fact

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

expire on its stated termination date, and that services rendered thereafter are thus subject to the general terms and conditions (including rates) applicable in the absence of a specific contract, pursuant to Mexican law. Accordingly, KCSM filed a counterclaim against the Auto Manufacturer to, among other things, recover the applicable rate difference between the rates under the contract and KCSM’s rates. The arbitration was divided in two phases. On May 18, 2009, the arbitrator issued an award on the first phase of the arbitration proceeding, ruling that the contract had terminated on May 8, 2008. As of the date of this filing, the second phase of the arbitration proceeding, regarding the claim that the rates assessed by KCSM are discriminatory, is in the evidentiary stage and has not been resolved. Management believes the final resolution of these claims will not have any material impact on KCSM’s results of operations.

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

Third Party Contractual Agreements.  In the normal course of business, the Company enters into various third party contractual agreements related to the use of other railroads’ or governmental entities’ infrastructure needed for the operations of the business. The Company is involved in certain disputes involving transportation rates and charges related to these agreements. While the outcome of these matters cannot be predicted with certainty, the Company does not believe, when finally resolved, that these disputes will have a material effect on its results of operations or financial condition. However, an unexpected adverse resolution could have a material effect on the results of operations in a particular quarter or fiscal year.

Credit Risk.  The Company continually monitors risks related to the downturn in the economy and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or further weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and operating results. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded reserves for uncollectability based on its best estimate at December 31, 2009.

PCRC Guarantees and Indemnities.  The Company has issued five irrevocable standby letters of credit totaling approximately $3.2 million to fulfill the Company’s fifty percent guarantee of additional equipment loans. The Company agreed to fund 50% of any debt service reserve or liquidity reserve shortfall by PCRC, reserves which were established by PCRC in connection with the issuance of the 7.0% Senior Secured Notes due November 2026 (the “Notes”). At December 31, 2009, the Company has issued a standby letter of credit in the amount of $3.9 million. Additionally, KCS has pledged its shares of PCRC as security for the Notes.

Note 13.	Settlement Agreement with TMM

In furtherance of the Company’s strategy for expansion into Mexico, on December 15, 2004, the Company entered into an Amended and Restated Acquisition Agreement (the “Acquisition Agreement”) with Grupo TMM, S.A.B. (“TMM”, formerly Grupo TMM, S.A.), and other parties under which KCS acquired full control of KCSM through the purchase of shares of common stock of Grupo KCSM.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

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

Note 14.	Derivative Instruments

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

Credit Risk.  As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages the counterparty credit risk by entering into contracts with large financial institutions with which the Company has an established banking relationship. As of December 31, 2009, the Company did not expect any losses as a result of default of its counterparties.

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

Fuel Derivative Transactions.  In January 2009, the Company entered into fuel swap agreements, which had been designated as cash flow hedges. The effective portion of the gain or loss on the derivative instruments was reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of the effectiveness were recognized in current earnings. During the second quarter of 2009, it became probable that the hedged transactions would not occur as forecasted. Therefore, the hedging relationship was dedesignated on May 31, 2009 and hedge accounting was discontinued. Changes in the fair value of the derivative instrument after dedesignation are recorded in earnings. As of December 31, 2009, the Company has no outstanding fuel swap agreements.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

The following table presents the fair value of derivative instruments included in the consolidated balance sheet as of December 31, 2009 (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$—	Accounts payable & accrued liabilities	$3.2
Interest rate contracts	Other assets	—	Other non-current liabilities & deferred credits	1.7

Total derivatives designated as hedging instruments		$—		$4.9

The following table presents the amounts affecting the consolidated statement of income for the year ended December 31, 2009 (in millions):

				Location of Gain/	Amount of Gain/
				(Loss) Recognized in	(Loss) Recognized in
	Amount of	Location of Gain/(Loss)	Amount of Gain/(Loss)	Income on Derivative	Income on Derivative
	Gain/(Loss)	Reclassified from	Reclassified from	(Ineffective Portion	(Ineffective Portion
Derivatives in Cash	Recognized in OCI	Accumulated OCI into	Accumulated OCI into	and Amount Excluded	and Amount Excluded
Flow Hedging	on Derivative	Income (Effective	Income (Effective	from Effectiveness	from Effectiveness
Relationships	(Effective Portion)	Portion)	Portion)	Testing)	Testing)

Interest rate contracts	$(3.4)	Interest expense	$(4.5)	Interest expense	$—
Fuel swap contracts	0.9	Fuel expense	0.9	Fuel Expense	(2.0)

Total	$(2.5)		$(3.6)		$(2.0)

	Location of Gain/(Loss)	Amount of Gain/(Loss)
	Recognized in Income	Recognized in Income
Derivatives not Designated as Hedging Instruments	on Derivative	on Derivative

Fuel swap contracts	Fuel expense	$0.7

Total		$0.7

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Note 15.	Quarterly Financial Data (Unaudited)

	Fourth	Third	Second	First
	In millions, except per share amounts

2009
Revenues	$406.8	$386.1	$341.3	$346.0
Operating income	91.9	84.4	43.4	48.5
Net income (loss)	34.9	29.0	7.3	(2.2)
Net income (loss) attributable to Kansas City Southern and subsidiaries	34.7	28.6	6.8	(2.1)
Per share data:
Basic earnings (loss) per common share	$0.33	$0.27	$0.07	$(0.08)
Diluted earnings (loss) per common share	0.33	0.27	0.07	(0.08)
Dividends per share:
$25 par preferred stock	$0.25	$0.25	$0.25	$0.25
$1 par series D preferred stock	12.81	12.81	—	25.62
Stock price ranges:
$25 par preferred:
— High	$22.90	$21.00	$22.00	$21.00
— Low	19.55	17.50	17.68	14.27
Common:
— High	$34.57	$29.19	$17.98	$23.54
— Low	22.57	14.75	12.25	12.47

2008
Revenues	$423.8	$491.5	$486.2	$450.6
Operating income	91.2	111.0	104.6	83.4
Net income	39.2	51.7	55.5	37.8
Net income attributable to Kansas City Southern and subsidiaries	39.2	51.6	55.4	37.7
Per share data:
Basic earnings per common share	$0.40	$0.55	$0.64	$0.43
Diluted earnings per common share	0.40	0.52	0.56	0.39
Dividends per share:
$25 par preferred stock	$0.25	$0.25	$0.25	$0.25
$1 par series C preferred stock	—	—	5.31	5.31
$1 par series D preferred stock	12.81	12.81	12.81	12.81
Stock price ranges:
$25 par preferred:
— High	$22.20	$24.50	$23.60	$26.00
— Low	17.55	20.00	22.00	20.95
Common:
— High	$44.38	$55.90	$50.66	$41.55
— Low	15.71	40.05	39.01	29.00

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Note 16.	Condensed Consolidating Financial Information

As discussed in Note 7, at December 31, 2009, KCSR has outstanding $275.0 million of 8.0% Senior Notes due 2015 and $190.0 million of 13.0% Senior Notes due 2013, which are unsecured obligations of KCSR, which are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCS and certain wholly-owned domestic subsidiaries. As a result, the following accompanying condensed consolidating financial information (in millions) has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.” The 8.0% Senior Notes were registered by means of an amendment to KCS’ shelf registration statement filed and automatically effective as of May 23, 2008. The 13.0% Senior Notes were registered under KCS’ shelf registration statement filed and automatically effective as of November 21, 2008.

Condensed Consolidating Statements of Income

	2009
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Revenues	$—	$753.4	$17.8	$739.8	$(30.8)	$1,480.2
Operating expenses	4.1	602.5	18.8	619.9	(33.3)	1,212.0

Operating income (loss)	(4.1)	150.9	(1.0)	119.9	2.5	268.2
Equity in net earnings of unconsolidated affiliates	72.3	3.2	—	17.8	(85.6)	7.7
Interest income (expense)	(0.2)	(64.8)	1.6	(113.5)	3.2	(173.7)
Debt retirement costs	—	(5.3)	—	(0.6)	—	(5.9)
Foreign exchange gain	—	—	—	2.1	—	2.1
Other income, net	0.7	6.6	—	3.6	(5.7)	5.2

Income before income taxes and noncontrolling interest	68.7	90.6	0.6	29.3	(85.6)	103.6
Income tax expense	0.7	31.3	0.4	2.2	—	34.6

Net income	68.0	59.3	0.2	27.1	(85.6)	69.0
Noncontrolling interest	—	—	—	1.0	—	1.0

Net income attributable to Kansas City Southern and subsidiaries	$68.0	$59.3	$0.2	$26.1	$(85.6)	$68.0

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

	2008
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Revenues	$—	$925.4	$15.1	$944.7	$(33.1)	$1,852.1
Operating expenses	8.1	749.9	23.7	715.4	(35.2)	1,461.9

Operating income (loss)	(8.1)	175.5	(8.6)	229.3	2.1	390.2
Equity in net earnings of unconsolidated affiliates	190.5	4.0	—	16.7	(193.2)	18.0
Interest income (expense)	3.8	(57.8)	1.6	(90.2)	3.7	(138.9)
Debt retirement costs	—	(5.6)	—	—	—	(5.6)
Foreign exchange loss	—	—	—	(21.0)	—	(21.0)
Other income (expense), net	(1.1)	6.8	—	6.1	(5.8)	6.0

Income (loss) before income taxes and noncontrolling interest	185.1	122.9	(7.0)	140.9	(193.2)	248.7
Income tax expense (benefit)	0.9	42.7	(3.7)	24.6	—	64.5

Net income (loss)	184.2	80.2	(3.3)	116.3	(193.2)	184.2
Noncontrolling interest	0.3	—	—	—	—	0.3

Net income (loss) attributable to Kansas City Southern and subsidiaries	$183.9	$80.2	$(3.3)	$116.3	$(193.2)	$183.9

	2007
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Revenues	$—	$807.8	$37.2	$928.4	$(30.6)	$1,742.8
Operating expenses	21.3	682.0	19.4	687.0	(29.3)	1,380.4

Operating income (loss)	(21.3)	125.8	17.8	241.4	(1.3)	362.4
Equity in net earnings (losses) of unconsolidated affiliates	180.1	15.4	—	9.3	(193.4)	11.4
Interest income (expense)	(2.5)	(62.9)	(1.3)	(91.8)	1.8	(156.7)
Debt retirement costs	—	—	—	(6.9)	—	(6.9)
Foreign exchange loss	—	—	—	(0.9)	—	(0.9)
Other income (expense), net	(0.5)	5.8	—	7.2	(0.5)	12.0

Income before income taxes and noncontrolling interest	155.8	84.1	16.5	158.3	(193.4)	221.3
Income tax expense	1.6	16.9	7.1	41.5	—	67.1

Net income	154.2	67.2	9.4	116.8	(193.4)	154.2
Noncontrolling interest	0.4	—	—	—	—	0.4

Net income attributable to Kansas City Southern and subsidiaries	$153.8	$67.2	$9.4	$116.8	$(193.4)	$153.8

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Balance Sheets

	December 31, 2009
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Assets:
Current assets	$0.5	$219.1	$3.4	$428.8	$(38.0)	$613.8
Investments held for operating purposes and affiliate investment	1,577.8	31.7	1.9	1,616.0	(3,180.6)	46.8
Property and equipment (including concession assets), net	—	1,734.1	212.4	2,800.7	—	4,747.2
Other assets	1.3	42.0	—	90.9	(62.9)	71.3

Total assets	$1,579.6	$2,026.9	$217.7	$4,936.4	$(3,281.5)	$5,479.1

Liabilities and equity:
Current liabilities	$(455.7)	$567.6	$124.0	$211.7	$(36.8)	$410.8
Long-term debt	0.2	793.8	0.4	1,147.5	(30.0)	1,911.9
Deferred income taxes	(27.8)	423.1	79.6	92.2	—	567.1
Other liabilities	4.1	142.0	3.0	132.7	(34.1)	247.7
Stockholders’ equity	2,058.8	69.0	10.7	3,069.5	(3,149.2)	2,058.8
Noncontrolling interest	—	31.4	—	282.8	(31.4)	282.8

Total liabilities and equity	$1,579.6	$2,026.9	$217.7	$4,936.4	$(3,281.5)	$5,479.1

	December 31, 2008
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Assets:
Current assets	$21.9	$354.0	$3.4	$319.6	$(13.3)	$685.6
Investments held for operating purposes and affiliate investment	2,280.4	45.2	1.8	722.8	(2,989.7)	60.5
Property and equipment (including concession assets), net	—	1,593.6	213.4	2,791.4	—	4,598.4
Deferred income taxes	—	—	—	36.4	—	36.4
Other assets	1.0	37.6	—	33.5	(13.8)	58.3

Total assets	$2,303.3	$2,030.4	$218.6	$3,903.7	$(3,016.8)	$5,439.2

Liabilities and equity:
Current liabilities	$415.1	$391.8	$120.7	$178.1	$(12.9)	$1,092.8
Long-term debt	0.2	454.1	0.6	993.8	—	1,448.7
Deferred income taxes	(27.5)	367.7	79.4	72.8	—	492.4
Other liabilities	4.0	134.3	7.5	88.5	(14.2)	220.1
Stockholders’ equity	1,911.5	651.1	10.4	2,296.8	(2,958.3)	1,911.5
Noncontrolling interest	—	31.4	—	273.7	(31.4)	273.7

Total liabilities and equity	$2,303.3	$2,030.4	$218.6	$3,903.7	$(3,016.8)	$5,439.2

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statements of Cash Flows

	2009
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Operating activities:
Excluding intercompany activity	$787.6	$(513.0)	$3.4	$18.1	$(3.2)	$292.9
Intercompany activity	(855.5)	773.8	2.8	78.9	—	—

Net cash provided (used)	(67.9)	260.8	6.2	97.0	(3.2)	292.9

Investing activities:
Capital expenditures	—	(197.4)	(5.2)	(148.0)	1.4	(349.2)
Return of investment	—	—	—	101.0	(101.0)	—
Property investments in MSLLC	—	—	—	(22.0)	—	(22.0)
Other investing activities	—	10.9	(0.9)	(35.4)	50.2	24.8

Net cash used	—	(186.5)	(6.1)	(104.4)	(49.4)	(346.4)

Financing activities:
Proceeds from issuance of long-term debt	0.8	51.0	—	189.0	(38.7)	202.1
Repayment of long-term debt	(0.4)	(285.4)	—	(42.0)	8.7	(319.1)
Proceeds from common stock issuance	73.9	—	—	—	—	73.9
Other financing activities	(6.5)	(5.1)	—	(86.8)	82.6	(15.8)

Net cash provided (used)	67.8	(239.5)	—	60.2	52.6	(58.9)

Cash and cash equivalents:
Net increase (decrease)	(0.1)	(165.2)	0.1	52.8	—	(112.4)
At beginning of year	—	177.9	0.2	51.8	—	229.9

At end of year	$(0.1)	$12.7	$0.3	$104.6	$—	$117.5

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

	2008
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Operating activities:
Excluding intercompany activity	$(55.9)	$216.8	$(7.0)	$266.2	$(7.1)	$413.0
Intercompany activity	57.2	18.5	8.0	(83.7)	—	—

Net cash provided	1.3	235.3	1.0	182.5	(7.1)	413.0

Investing activities:
Capital expenditures	—	(308.5)	(0.7)	(224.6)	—	(533.8)
Proceeds from disposal of property	—	17.7	—	3.2	—	20.9
Contribution from NS for MSLLC	—	—	—	27.0	—	27.0
Property investments in MSLLC	—	—	—	(30.4)	—	(30.4)
Other investing activities	0.5	2.9	(0.2)	(24.9)	—	(21.7)

Net cash provided (used)	0.5	(287.9)	(0.9)	(249.7)	—	(538.0)

Financing activities:
Proceeds from issuance of long- term debt	—	455.2	—	124.9	—	580.1
Repayment of long-term debt	(0.6)	(236.4)	—	(25.8)	—	(262.8)
Other financing activities	(1.0)	(15.9)	—	(8.1)	7.1	(17.9)

Net cash provided (used)	(1.6)	202.9	—	91.0	7.1	299.4

Cash and cash equivalents:
Net increase	0.2	150.3	0.1	23.8	—	174.4
At beginning of year	(0.2)	27.6	0.1	28.0	—	55.5

At end of year	$—	$177.9	$0.2	$51.8	$—	$229.9

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

	2007
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Operating activities:
Excluding intercompany activity	$12.2	$32.5	$24.3	$298.8	$—	$367.8
Intercompany activity	61.7	14.7	(27.9)	(48.5)	—	—

Net cash provided	73.9	47.2	(3.6)	250.3	—	367.8

Investing activities:
Capital expenditures	—	(156.4)	3.7	(244.1)	—	(396.8)
Contribution from NS for MSLLC	—	—	—	143.4	—	143.4
Property investments in MSLLC	—	—	—	(118.0)	—	(118.0)
Other investing activities	—	18.7	—	(14.1)	—	4.6

Net cash used	—	(137.7)	3.7	(232.8)	—	(366.8)

Financing activities:
Proceeds from issuance of long- term debt	—	105.0	—	221.6	—	326.6
Repayment of long-term debt	(54.1)	(19.6)	—	(237.6)	—	(311.3)
Other financing activities	(20.2)	(3.5)	—	(16.1)	—	(39.8)

Net cash provided (used)	(74.3)	81.9	—	(32.1)	—	(24.5)

Cash and cash equivalents:
Net increase (decrease)	(0.4)	(8.6)	0.1	(14.6)	—	(23.5)
At beginning of year	0.2	36.2	—	42.6	—	79.0

At end of year	$(0.2)	$27.6	$0.1	$28.0	$—	$55.5

Note 17.	Geographic Information

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

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

The following tables (in millions) provide information by geographic area in accordance with the accounting guidance on segment reporting:

	Years Ended December 31
	2009	2008	2007

Revenues
U.S.	$864.2	$1,033.6	$929.6
Mexico	616.0	818.5	813.2

Total revenues	$1,480.2	$1,852.1	$1,742.8

	Years Ended December 31
	2009	2008

Property and equipment (including concession assets), net
U.S.	$2,501.2	$2,342.1
Mexico	2,246.0	2,256.3

Total property and equipment (including concession assets), net	$4,747.2	$4,598.4

Note 18.	Subsequent Event

Fuel Derivative Transactions.  In anticipation of future increases in diesel fuel prices, the Company entered into fuel swap agreements in the first quarter of 2010 to hedge 22.6 million gallons of diesel fuel purchases through the end of 2010 at an average swap price per gallon of $2.22.

The Company has evaluated subsequent events through February 11, 2010, the date that these financial statements were issued and determined that no additional subsequent events occurred that would require additional recognition or disclosure.

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

KPMG LLP, the independent registered public accounting firm that audited the Company’s financial statements contained herein, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2009. The attestation report is included in Item 8 of this Form 10-K.

Item 9B.	Other Information

We are providing the following disclosure in lieu of providing this information in a current report on Form 8-K pursuant to Item 8.01, “Other Events”. All capitalized terms not defined herein shall have the meanings as set forth in the applicable agreements.

Trackage Rights Agreement

KCSM and Ferromex have entered into a Trackage Rights, Switching and Interline Settlement Agreement, dated February 9, 2010 (the “Trackage Rights Agreement”). Pursuant to the Trackage Rights Agreement, the Parties terminated, in a definitive and irrevocable manner, all actions and procedures regarding: (a) rates applicable to trackage rights, switching and interlinear services from January 1, 2009 onward but not regarding the applicable rates before January 1, 2009 or the amounts owed by the parties to one another prior to the execution of the Trackage Rights Agreement; (b) the scope of certain trackage rights in Monterrey, Nuevo León, Guadalajara, Jalisco and Altamira, Tamaulipas, the Long Trackage Right, and Aguascalientes; and (c) court costs, as well as any other directly-related issue or dispute that arises from, is related in any manner directly or indirectly with, the terms and conditions and/or scope of such mandatory trackage and/or switching rights or that arises by reason of the definition of trackage rights (the “Settlement Controversies”). The parties waived their rights to any future actions derived from or related to the Settlement Controversies.

Further, KCSM and Ferromex set the rates applicable for January 1, 2009 onward applicable to each party for the use of that party’s trackage rights of the other party’s trackage.

Explicitly excluded from the scope and purpose of the Trackage Rights Agreement are all procedures, disputes, lawsuits, remedies, appeals and disagreements that were not expressly identified in the Trackage Rights Agreement, including without limitation, the disputes, claims and lawsuits that relate to the determination of rates for mandatory trackage and/or switching rights and for interconnection and/or terminal services, accrued prior to January 1, 2009, as well as the disputes among the parties regarding amounts payable to one another for trackage rights, interline services and switching services, that are currently being disputed by both parties at the Federal Court of Fiscal and Administrative Justice. Furthermore, the parties did not settle or agree to settle any other trackage and switching rights not specifically mentioned in the Trackage Rights Agreement.

The Trackage Rights Agreement shall remain in effect until the term of the concession title of Ferromex or the concession title of KCSM expire, unless the Parties mutually agree to renew the Trackage Rights Agreement beyond the expiration of either party’s concession title. The Trackage Rights Agreement may be terminated, at KCSM’s option, before its stipulated term if Ferromex is sold or if it transfers, directly or indirectly, its concession under its concession title. A change in control of KCSM or its affiliates, however, shall not be a cause for termination.

Settlement Agreement

On February 9, 2010, (i) KCSM and (ii) Ferromex, Ferrosur, Minera México, S.A. de C.V., Infraestructura y Transportes Ferroviarios, S.A. de C.V., Infraestructura y Transportes México, S.A. de C.V., Líneas Ferroviarias de México, S.A. de C.V., Grupo Ferroviario Mexicano, S.A. de C.V., and Grupo México, S.A.B. de C.V. (jointly, the “Ferromex Parties”) entered into a Settlement Agreement (the “Settlement Agreement”).

Pursuant to the Settlement Agreement, the parties agreed to completely, definitively and irrevocably terminate (i) the private disputes, procedures and controversies among KCSM and the Ferromex Parties, in connection with the merger between Ferromex and Ferrosur, including KCSM’s involvement in such procedures as an interested party; and (ii) the lawsuit filed against KCSM and the Mexican Government in connection with several disputes, procedures and controversies before judicial authorities with respect to the acquisition of the shares of Ferrocarril del Noreste, S.A. de C.V. (now KCSM) by Grupo Transportación Ferroviaria Mexicana, S.A. de C.V., in 1997 (the “Settlement Procedures”). The parties waived their rights to any future actions derived from or related to the Settlement Procedures. Further, the parties did not settle or agree to settle any disputes, controversies or procedures other than the Settlement Procedures.

Under the Settlement Agreement, Ferrosur agreed to grant KCSM certain trackage and switching rights within Veracruz, México, and switching rights in the Puebla-Tlaxcala zone. In a related agreement, the parties further agreed to amend the FTVM by-laws to, among other changes, grant certain veto and voting rights to KCSM at the shareholders’ and the board of directors’ levels.

The Settlement Agreement shall remain in effect until the term of the concession title of KCSM expires, unless the parties mutually agree to renew the Settlement Agreement beyond the expiration of KCSM’s concession title. The Settlement Agreement may be terminated earlier upon delivery by KCSM of a notice to the Ferromex Parties indicating any breach by the Ferromex Parties of any of their respective obligations under the Settlement Agreement. Notwithstanding, the settlement and termination of the Settlement Procedures shall not be subject to rescission or termination.

The Settlement Agreement may be terminated, at KCSM’s option, before its stipulated term if Ferromex is sold or if it transfers, directly or indirectly, its concession under its concession title. A change in control of KCSM or its affiliates, however, shall not be a cause for termination. Likewise, the Settlement Agreement will terminate three years after Ferromex and Ferrosur cease to be under the common control of one person or group of persons acting jointly or in agreement to adopt coordinated resolutions (“Common Control”). Notwithstanding, if for any reason Ferromex and Ferrosur are under Common Control within five years after the Settlement Agreement is terminated due to Ferromex and Ferrosur ceasing to be under the Common Control, the Settlement Agreement would automatically be reinstated.

In November 2005, Ferromex acquired control of and merged with Ferrosur creating Mexico’s largest railway, though such merger has been previously rejected by COFECO. If the COFECO does not authorize the merger of Ferromex and Ferrosur, the Settlement Agreement shall be terminated twelve months after the relevant resolution of the Governmental Authority is issued or when the unwinding is effective, whichever is later.

Part III

The Company has incorporated by reference certain responses to the Items of this Part III pursuant to Rule 12b-23 under the Exchange Act and General Instruction G(3) to Form 10-K. The Company’s definitive proxy statement for the annual meeting of stockholders scheduled for May 6, 2010 (“Proxy Statement”), will be filed no later than 120 days after December 31, 2009.

Item 10.	Directors, Executive Officers and Corporate Governance

(a) Directors of the Company

The sections of the Company’s definitive proxy statement for the 2010 annual meeting of stockholders entitled “Proposal 1 — Election of Three Directors” and “The Board of Directors” are incorporated by reference in partial response to this Item 10.

(b) Executive Officers of the Company

See “Executive Officers of KCS and Subsidiaries” in Part I, Item 4 of this annual report incorporated by reference herein for information about the executive officers of the Company.

(c) Changes to Shareholder Nominating Procedures

The Information set forth in the Company’s definitive proxy statement for the 2010 annual meeting of stockholders is incorporated by reference in partial response to this Item 10.

(d) Audit Committee and Audit Committee Financial Experts

The section of the Company’s definitive proxy statement for the 2010 annual meeting of stockholders entitled “Board Committees — The Audit Committee” is incorporated by reference in partial response to this Item 10.

(e) Compliance with Section 16(a) of the Exchange Act

The response to Item 405 of Regulation S-K under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2010 annual meeting of stockholders is incorporated by reference in partial response to this Item 10.

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

(g) Annual Certification to the New York Stock Exchange

KCS’ common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “KSU”. As a result, the Chief Executive Officer is required to make annually, and he made on May 8, 2009, a CEO’s Annual Certification to the New York Stock Exchange in accordance with Section 303A.12 of the NYSE Listed Company Manual stating that he was not aware of any violations by KCS of the NYSE corporate governance listing standards.

Item 11.	Executive Compensation

The sections of the Company’s definitive proxy statement for the 2010 annual meeting of stockholders entitled “Non-Management Director Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Management Compensation Tables,” and “Board Committees — The Compensation Committee — Compensation Committee Interlocks and Insider Participation” are incorporated by reference in response to this Item 11.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The section of the Company’s definitive proxy statement for the 2010 annual meeting of stockholders entitled “Beneficial Ownership” is incorporated by reference in partial response to this Item 12.

Equity Compensation Plan Information

The following table provides information as of December 31, 2009, about the common stock that may be issued upon the exercise of options, warrants and rights, as well as shares remaining available for future issuance under the Company’s existing equity compensation plans.

		Weighted-	Number of Securities
		Average Exercise	Remaining Available for
	Number of Securities	Price of	Future Issuance Under
	to be Issued upon	Outstanding	Equity Compensation
	Exercise of	Options,	Plans-Excluding
	Outstanding Options,	Warrants and	Securities Reflected in
Plan Category	Warrants and Rights	Rights	the First Column(i)

Equity compensation plans:
Approved by security holders	1,744,555	$15.53	10,124,400
Not approved by security holders	—	—	—

Total	1,744,555	$15.53	10,124,400

(i)	Includes 4,000,000 shares available for issuance under the 2009 Employee Stock Purchase Plan, 3,957,566 shares available for issuance under the Employee Stock Purchase Plan (this plan has been replaced with the 2009 Employee Stock Purchase Plan and the final purchase period of this plan was in 2009) and 2,166,834 shares available for issuance under the 2008 Plan as awards in the form of Nonvested Shares, Bonus Shares, Performance Units or Performance Shares or issued upon the exercise of Options (including ISOs), stock appreciation rights or limited stock appreciation rights awarded under the 2008 Plan.

The Company has no knowledge of any arrangement the operation of which may at a subsequent date result in a change of control of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The sections of the Company’s definitive proxy statement for the 2010 annual meeting of stockholders entitled “Insider Disclosures,” “The Board of Directors — Non-Management Director Independence” and “Board Committees — The Compensation Committee — Compensation Committee Interlocks and Insider Participation” are incorporated by reference in response to this Item 13.

Item 14.	Principal Accountant Fees and Services

The sections of the Company’s definitive proxy statement for the 2010 annual meeting of stockholders entitled “Board Committees — the Audit Committee” and “Independent Registered Public Accounting Firm” are incorporated by reference in partial response to this Item 14.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	List of Documents filed as part of this Report

(1) Financial Statements

The financial statements and related notes, together with the report of KPMG LLP appear in Part II Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

(2) Financial Statement Schedules

None.

(3) List of Exhibits

(a) Exhibits

The Company has attached or incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

Exhibit	Description

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Stockholders’ Agreement, dated December 15, 2004, by and among KCS, Grupo TMM, S.A., TMM Holdings, S.A. de C.V., TMM Multimodal, S.A. de C.V. and certain stockholders of Grupo TMM, S.A. (the “Stockholders’ Agreement”), filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on December 21, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 2.1.
2.2	Registration Rights Agreement by and among KCS, Grupo TMM, S.A., TMM Multimodal, S.A. de C.V. and certain stockholders of Grupo TMM, S.A. (the “Acquisition Registration Rights Agreement”), filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on December 21, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 2.2.
2.3	Rights Agreement, dated September 29, 2005, by and between KCS and UMB Bank, n.a. (the “2005 Rights Agreement”), filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 3, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 2.3.
2.4	Registration Rights Agreement, dated May 5, 2003, between KCS and Morgan Stanley & Co. Incorporated and Deutsche Bank Securities Inc. (the “2003 Registration Rights Agreement”), filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-3 originally filed on August 1, 2003 (Registration No. 333-107573), (the “2003 S-3 Registration Statement”), is incorporated herein by reference as Exhibit 2.4.
2.5	Registration Rights Agreement, dated April 19, 2005, between Kansas City Southern de México, S.A. de C.V. (“KCSM”), and Morgan Stanley & Co. Incorporated and Scotia Capital (USA) Inc. (the “2005 KCSM Registration Rights Agreement”), is incorporated herein by reference to Exhibit 4.1 of KCSM’s Current Report on Form 8-K, filed on April 25, 2005 (File No. 333-08322) is incorporated herein by reference as Exhibit 2.5.
2.6	Registration Rights Agreement, dated November 21, 2006, between KCSM and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, BBVA Securities Inc., BMO Capital Markets Corp., and Scotia Capital (USA) Inc. (the “2006 KCSM Registration Rights Agreement”), filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on November 28, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 2.6.
2.7	Registration Rights Agreement, dated May 16, 2007, between KCSM and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, BBVA Securities Inc., BMO Capital Markets Corp., and Scotia Capital (USA) Inc. (the “2007 KCSM Registration Rights Agreement”), filed as Exhibit 2.5 to the Company’s Form 10-K for the year ended December 31, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 2.7.

Exhibit		Description

2.8		Registration Rights Agreement, dated March 30, 2009, between Kansas City Southern de México, S.A. de C.V. (“KCSM”) and Banc of America Securities, LLC, as representative of the placement agents listed therein (“2009 KCSM Registration Rights Agreement”), filed as Exhibit 2.1 to the Company’s Form 10-Q for the quarter ended March 31, 2009 (File No. 1-4717), is incorporated by reference as Exhibit 2.8.
2.9		Registration Rights Agreement, dated January 22, 2010, between KCSM and Banc of America Securities, LLC, as representative of the placement agents listed therein (the “2010 KCSM Registration Rights Agreement”), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on January 28, 2010 (File No. 1-4717), is incorporated by reference as Exhibit 2.9.
(3)		Articles of Incorporation and Bylaws Articles of Incorporation
3.1		Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4 originally filed July 12, 2002 (Registration No. 333-92360), as amended and declared effective on July 30, 2002 (the “2002 S-4 Registration Statement”), is incorporated herein by reference as Exhibit 3.1.
3.2		The Amended and Restated By-Laws of the Company, as amended on November 11, 2008, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on November 11, 2008 (File No. 1-4717), are incorporated herein by reference as Exhibit 3.2.
(4)		Instruments Defining the Right of Security Holders, Including Indentures
4.1		The Fourth, Seventh, Eighth, Eleventh, Twelfth, Thirteenth, Fourteenth, Fifteenth and Sixteenth paragraphs of the Company’s Restated Certificate of Incorporation. (See Exhibit 3.1)
4.2		Article I, Sections 1, 3 and 11 of Article II, Article V and Article VIII of the Company’s Bylaws. (See Exhibit 3.2)
4.3		Indenture, dated July 1, 1992, between the Company and The Chase Manhattan Bank (the “1992 Indenture”) filed as Exhibit 4 to the Company’s Shelf Registration of $300 million of 7% Debentures on Form S-3 filed June 19, 1992 (Registration No. 33-47198), is incorporated herein by reference as Exhibit 4.3.
4	.3.1	Supplemental Indenture, dated December 17, 1999, to the 1992 Indenture between the Company and The Chase Manhattan Bank, filed as Exhibit 4.5.4 to the Company’s Form 10-K for the year ended December 31, 1999 (File No 1-4717), is incorporated herein by reference as Exhibit 4.3.1.
4.4		Indenture, dated September 27, 2000, among the Company, The Kansas City Southern Railway Company (“KCSR”), certain other subsidiaries of the Company and The Bank of New York, as Trustee (the “2000 Indenture”), filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 originally filed on January 25, 2001 (Registration No. 333-54262), as amended and declared effective on March 15, 2001 (the “2001 S-4 Registration Statement”), is incorporated herein by reference as Exhibit 4.4.
4	.4.1	Supplemental Indenture, dated January 29, 2001, to the 2000 Indenture, among the Company, KCSR, certain other subsidiaries of the Company and The Bank of New York, as trustee, filed as Exhibit 4.1.1 to the Company’s 2001 S-4 Registration Statement (Registration No. 333-54262), is incorporated herein by reference as Exhibit 4.4.1.
4	.4.2	Second Supplemental Indenture, dated June 10, 2005, to the 2000 Indenture, among the Company, KCSR, and certain other subsidiaries of the Company and The Bank of New York, as trustee, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.4.2.
4	.4.3	Third Supplemental Indenture, dated February 5, 2007, to the 2000 Indenture, among the Company, KCSR, certain other subsidiaries of the Company and the Bank of New York Trust Company, N.A., as trustee, filed as Exhibit 4.4.3 to the Company’s Form 10-K for the year ended December 31, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.4.3.
4	.4.4	Fourth Supplemental Indenture, dated May 21, 2008, to the 2000 Indenture, among the Company, KCSR, certain other subsidiaries of the Company and the Bank of New York Trust Company, N.A., as trustee, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.4.4.
4	.4.5	Form of Exchange Note (included as Exhibit B to Exhibit 4.4 of this Form 10-K).

Exhibit		Description

4.5		Exchange and Registration Rights Agreement, dated September 27, 2000, among the Company, KCSR, and certain other subsidiaries of the Company, filed as Exhibit 4.3 to the Company’s 2001 S-4 Registration Statement (Registration No. 333-54262), is incorporated herein by reference as Exhibit 4.5.
4.6		Indenture, dated June 12, 2002, among KCSR, the Company and certain subsidiaries of the Company, and U.S. Bank National Association, as trustee, covering up to $200,000,000 of KCSR’s 7 1/2% Senior Notes due 2009 (the “June 12, 2002 Indenture”), filed as Exhibit 4.1 to the 2002 S-4 Registration Statement (Registration No. 333-92360), is incorporated herein by reference as Exhibit 4.6.
4	.6.1	Form of Face of Exchange Note, filed as Exhibit 4.2 to the 2002 S-4 Registration Statement (Registration No. 333-92360), is incorporated herein by reference as Exhibit 4.6.1.
4	.6.2	Supplemental Indenture, dated June 10, 2005, to the June 12, 2002 Indenture, among the Company, KCSR, and certain other subsidiaries of the Company, and U.S. Bank National Association, as trustee, filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2005, is incorporated herein by reference as Exhibit 4.6.2.
4	.6.3	Second Supplemental Indenture, dated February 5, 2007, to the June 12, 2002 Indenture, among the Company, KCSR, and certain other subsidiaries of the Company, and U.S. Bank National Association, as trustee, filed as Exhibit 4.6.3 to the Company’s Form 10-K for year ended December 31, 2006, is incorporated herein by reference as Exhibit 4.6.3.
4	.6.4	Third Supplemental Indenture, dated January 27, 2009, to the June 12, 2002 Indenture, among the Company, KCSR, and certain other subsidiaries of the Company, and U.S. Bank National Association, as trustee, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2009, is incorporated herein by reference as Exhibit 4.6.4.
4.7		Certificate of Designations of 4.25% Redeemable Cumulative Convertible Perpetual Preferred Stock, Series C, filed as Exhibit 3.1(b) to the Company’s Form 10-Q for the quarter ended March 31, 2003 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.7.
4.8		2003 Registration Rights Agreement (See Exhibit 2.4)
4.9		Certificate of Designations of 5.125% Cumulative Convertible Perpetual Preferred Stock, Series D, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on December 15, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.9.
4.10		Indenture, dated April 19, 2005, between TFM and The Bank of Nova Scotia Trust Company of New York, covering up to $460,000,000 of TFM’s 9 3/8% Senior Notes due 2012 (the “2005 KCSM Indenture”), filed as Exhibit 4.13 to the Company’s 2006 S-1 Registration Statement (Registration No. 333-138831), is incorporated herein by reference as Exhibit 4.10.
4	.10.1	The 2005 KCSM Registration Rights Agreement. (See Exhibit 2.5)
4.11		Indenture, dated November 21, 2006, between KCSM and U.S. Bank National Association, as trustee and paying agent, covering up to $175,000,000 of KCSM’s 7 5/8% Senior Notes due 2013 (the “2006 KCSM Indenture”), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on November 28, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.11.
4	.11.1	The 2006 KCSM Registration Rights Agreement. (See Exhibit 2.6)
4.12		Indenture, dated May 16, 2007, between KCSM and U.S. Bank National Association, as trustee and paying agent, covering up to $165,000,000 of KCSM’s 7 3/8% Senior Notes due 2014 (the “2007 KCSM Indenture”), filed as Exhibit 4.14 to the Company’s Form 10-K for the year ended December 31, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.12.
4	.12.1	The KCSM 2007 Registration Rights Agreement. (See Exhibit 2.7)
4.13		Indenture, dated May 30, 2008, among KCSR, the Company and certain subsidiaries of the Company, and U.S. Bank National Association, as trustee, covering up to $275,000,000 of KCSR’s 8% Senior Notes due 2015 (the “May 2008 Indenture”), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 2, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.13.

Exhibit		Description

4.14		Indenture, dated December 18, 2008 among KCSR, the Company and certain subsidiaries of the Company, and U.S. Bank National Association, as trustee, covering up to $190,000,000 of KCSR’s 13% Senior Notes due 2013 (the “December 2008 Indenture”), filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 19, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.14.
4.15		Indenture, dated March 30, 2009, between KCSM and U.S. Bank National Association, as trustee and paying agent, covering up to $200,000,000 of KCSR’s 12 1/2% Senior Notes due 2016 (the “2009 KCSM Indenture”), filed as Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended March 31, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.15.
4	.15.1	Supplemental Indenture to the 2009 KCSM Indenture, dated November 12, 2009, between KCSM, as issuer, and U.S. Bank National Association, as trustee and paying agent (the “2009 KCSM Supplemental Indenture”), is attached to this Form 10-K as Exhibit 4.15.1.
4	.15.2	The KCSM 2009 Registration Rights Agreement. (See Exhibit 2.8)
4.16		Indenture, dated January 22, 2010, between KCSM and U.S. Bank National Association, as trustee and paying agent, covering up to $300,000,000 of KCSM’s 8% Senior Notes due 2018 (the “2010 KCSM Indenture”), filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on January 28, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.16.
4	.16.1	2010 KCSM Registration Rights Agreement. (See Exhibit 2.9)
4.17		The Stockholders’ Agreement. (See Exhibit 2.1)
4.18		The Acquisition Registration Rights Agreement. (See Exhibit 2.2)
4.19		The 2005 Rights Agreement. (See Exhibit 2.3)
(10)		Material Contracts.
10.1		Form of Officer Indemnification Agreement attached as Exhibit 10.1 to the Company’s Form 10-K for the year ended December 31, 2001 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.1.
10.2		Form of Director Indemnification Agreement attached as Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2001 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.2.
10.3		Description of the Company’s 1991 incentive compensation plan, filed as Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 1990 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.3.
10.4		Directors Deferred Fee Plan, adopted August 20, 1982, as amended and restated effective January 1, 2005, filed as Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.4.
10.5		Kansas City Southern 1991 Amended and Restated Stock Option and Performance Award Plan, as amended and restated effective as of August 7, 2007 (the “Amended 1991 Plan”), filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.
10	.5.1	Form of Non-Qualified Stock Option Award Agreement for employees under the Amended 1991 Plan, filed as Exhibit 10.8.2 to the Company’s Form 10-K for the year ended December 31, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.1.
10	.5.2	Form of Non-Qualified Stock Option Award Agreement for Directors under the Amended 1991 Plan, filed as Exhibit 10.8.3 to the Company’s Form 10-K for the year ended December 31, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.2.
10	.5.3	Form of Non-Qualified Stock Option Award agreement for employees under the Amended 1991 Plan (referencing threshold dates), filed as Exhibit 10.8.4 to the Company’s Form 10-K for the year ended December 31, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.3.
10	.5.4	Form of Restricted Shares Award and Performance Shares Award Agreement under the Amended 1991 Plan, filed as Exhibit 10.5.4 to the Company’s Form 10-K for the year ended December 31, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.4.

Exhibit		Description

10	.5.5	Form of Restricted Shares Award Agreement (non-management directors) under the Amended 1991 Plan, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 11, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.5.
10	.5.6	Form of Restricted Shares Award Agreement (cliff vesting) under the Amended 1991 Plan, filed as Exhibit 10.5.6 to the Company’s Form 10-K for the year ended December 31, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.6.
10	.5.7	Form of Restricted Shares Award Agreement under the Amended 1991 Plan (applicable to restricted shares to be purchased), filed as Exhibit 10.8.7 to the Company’s Form 10-K for the year ended December 31, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.7.
10	.5.8	Form of Restricted Shares Award and Performance Shares Award Agreement for Interim Awards under the Amended 1991 Plan, filed as Exhibit 10.5.8 to the Company’s Form 10-K for the year ended December 31, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.8.
10	.5.9	Form of Restricted Shares Award Agreement (consultants) under the Amended 1991 Plan, filed as Exhibit 10.5.9 to the Company’s Form 10-K for the year ended December 31, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.9.
10	.5.10	Form of Restricted Shares Award Agreement (executive plan) under the Amended 1991 Plan, filed as Exhibit 10.5.10 to the Company’s Form 10-K for the year ended December 31, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.10.
10	.5.11	First Amendment to the Kansas City Southern 1991 Amended and Restated Stock Option and Performance Award Plan, effective July 2, 2008, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 8, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.11.
10.6		Kansas City Southern 401(k) and Profit Sharing Plan (as amended and restated, effective April 1, 2002) (the “Amended 401(k) and Profit Sharing Plan”), filed as Exhibit 10.10.1 to the Company’s Form 10-K for the year ended December 31, 2002 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.6.
10	.6.1	First Amendment to the Amended 401(k) and Profit Sharing Plan, effective January 1, 2003, filed as Exhibit 10.10.2 to the Company’s Form 10-K for the year ended December 31, 2002 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.6.1.
10	.6.2	Amendment to the Amended 401(k) and Profit Sharing Plan, dated June 30, 2003 and effective as of January 1, 2001, filed as Exhibit 10.10.3 to the Company’s Form 10-K for the year ended December 31, 2003 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.6.2.
10	.6.3	Amendment to the Amended 401(k) and Profit Sharing Plan, dated December 3, 2003 and effective as of January 1, 2003, filed as Exhibit 10.10.4 to the Company’s Form 10-K for the year ended December 31, 2003 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.6.3.
10	.6.4	Amendment to the Amended 401(k) and Profit Sharing Plan, dated and effective August 7, 2007, filed as Exhibit 10.6.4 to the Company’s Form 10-K for the year ended December 31, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.6.4.
10.7		Employment Agreement, as amended and restated January 1, 2001, among the Company, KCSR and Michael R. Haverty, filed as Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2001 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.7.
10	.7.1	Addendum to Employment Agreement dated August 18, 2004 between KCSR, the Company and Michael R. Haverty, filed as Exhibit 10.8.1 to the Company’s Form 10-K for the year ended December 31, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.7.1.
10	.7.2	Amendment to Amended and Restated Employment Agreement effective January 1, 2005 among KCSR, the Company and Michael R. Haverty, filed as Exhibit 10.8.2 to the Company’s Form 10-K for the year ended December 31, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.7.2.
10	.7.3	Addendum to Employment Agreement effective January 1, 2009, between the Company, KCSR and Michael R. Haverty, filed as Exhibit 10.7.3 to the Company’s Form 10-K for the year ended December 31, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.7.3.

Exhibit		Description

10.8		Employment Agreement, dated May 15, 2006, between KCSR and Patrick J. Ottensmeyer (the “Ottensmeyer Employment Agreement”), attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 12, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.8.
10	.8.1	Amendment No. 1 to the Ottensmeyer Employment Agreement, dated May 7, 2007, filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2007 (File No. 1-4717), is incorporated by reference as Exhibit 10.8.1.
10	.8.2	Addendum to Employment Agreement effective January 1, 2009, between the Company, KCSR and Patrick J. Ottensmeyer, filed as Exhibit 10.8.2 to the Company’s Form 10-K for the year ended December 31, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.8.2.
10.9		Kansas City Southern Executive Plan, as amended and restated November 11, 2008, filed as Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.9.
10.10		The Amended and Restated Kansas City Southern Annual Incentive Plan, as approved by the Company’s Compensation and Organization Committee on November 11, 2008, filed as Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.10.
10.11		Security Agreement, dated March 30, 2004, from KCS, KCSR and certain other subsidiaries of KCS to The Bank of Nova Scotia as Collateral Agent, filed as Exhibit 10.19.1 to the Company’s Form 10-K for the year ended December 31, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.11.
10	.11.1	Amendment No. 1 to the Security Agreement, dated December 22, 2004, among KCSR, KCS, the subsidiary guarantors, the lenders party thereto and The Bank of Nova Scotia, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 29, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.11.1.
10	.11.2	Amendment No. 1 to the Security Agreement, dated as of November 29, 2006, among KCSR, KCS, the subsidiary guarantors, The Bank of Nova Scotia, as collateral agent and administrative agent, and the lenders party thereto, filed as Exhibit 10.15.2 to the Company’s Form 10-K for the year ended December 31, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.11.2.
10	.11.3	Amended and Restated Credit Agreement, dated April 28, 2006, among KCSR, KCS, the subsidiary guarantors, the lenders party thereto, The Bank of Nova Scotia, Morgan Stanley Senior Funding, Inc., Harris Bank, N.A., LaSalle Bank National Association and Bank of Tokyo-Mitsubishi UFJ Trust Company, and Scotia Capital, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.11.3.
10	.11.4	Amendment No. 1 to the Amended and Restated Credit Agreement, dated May 31, 2007, among KCSR, KCS, the subsidiary guarantors, the lenders party thereto and The Bank of Nova Scotia, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.11.4.
10.12		The 1992 Indenture. (See Exhibit 4.3)
10	.12.1	The Supplemental Indenture, dated December 17, 1999, to the 1992 Indenture. (See Exhibit 4.3.1)
10.13		The 2000 Indenture. (See Exhibit 4.4)
10	.13.1	The Supplemental Indenture, dated January 29, 2001, to the 2000 Indenture. (See Exhibit 4.4.1)
10	.13.2	The Second Supplemental Indenture, dated June 10, 2005, to the 2000 Indenture. (See Exhibit 4.4.2)
10	.13.3	The Third Supplemental Indenture, dated February 5, 2007, to the 2000 Indenture. (See Exhibit 4.4.3)
10	.13.4	The Fourth Supplemental Indenture, dated December 18, 2008, to the 2000 Indenture. (See Exhibit 4.4.4)
10.14		Intercompany Agreement, dated August 16, 1999, between the Company and Stilwell Financial Inc., filed as Exhibit 10.23 to the Company’s 2001 S-4 Registration Statement (Registration No. 333-54262), is incorporated herein by reference as Exhibit 10.14.

Exhibit		Description

10.15		Tax Disaffiliation Agreement, dated August 16, 1999, between the Company and Stilwell Financial Inc., filed as Exhibit 10.24 to the Company’s 2001 S-4 Registration Statement (Registration No. 333-54262), is incorporated herein by reference as Exhibit 10.15.
10.16		Lease Agreement, originally dated June 26, 2001 and amended March 26, 2002, between KCSR and Broadway Square Partners LLP, filed as Exhibit 10.34 to the Company’s Form 10-K for the year ended December 31, 2001 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.16.
10.17		The June 12, 2002 Indenture. (See Exhibit 4.6)
10	.17.1	The Supplemental Indenture, dated June 10, 2005, to the June 12, 2002 Indenture. (See Exhibit 4.6.2)
10	.17.2	The Second Supplemental Indenture, dated February 5, 2007, to the June 12, 2002 Indenture. (See Exhibit 4.6.3)
10	.17.3	The Third Supplemental Indenture, dated January 27, 2009, to the June 12, 2002 Indenture. (See Exhibit 4.6.4)
10.18		Agreement to Forego Compensation between A. Edward Allinson and the Company, fully executed on March 30, 2001; Loan Agreement between A. Edward Allinson and the Company fully executed on September 18, 2001; and the Promissory Note executed by the Trustees of The A. Edward Allinson Irrevocable Trust Agreement dated, June 4, 2001, Courtney Ann Arnot, A. Edward Allinson III and Bradford J. Allinson, Trustees, as Maker, and the Company, as Holder, filed as Exhibit 10.36 to the Company’s Form 10-K for the year ended December 31, 2002 (File No. 1-4717), are incorporated herein by reference as Exhibit 10.18.
10.19		Agreement to Forego Compensation between Michael G. Fitt and the Company, fully executed on March 30, 2001; Loan Agreement between Michael G. Fitt and the Company, fully executed on September 7, 2001; and the Promissory Note executed by the Trustees of The Michael G. and Doreen E. Fitt Irrevocable Insurance Trust, Anne E. Skyes, Colin M-D. Fitt and Ian D.G. Fitt, Trustees, as Maker, and the Company, as Holder, filed as Exhibit 10.37 to the Company’s Form 10-K for the year ended December 31, 2002 (File No. 1-4717), are incorporated herein by reference as Exhibit 10.19.
10.20		Kansas City Southern Employee Stock Ownership Plan, as amended and restated, effective April 1, 2002, (the “Amended Employee Stock Ownership Plan”), filed as Exhibit 10.38 to the Company’s Form 10-K for the year ended December 31, 2002 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.20.
10	.20.1	Amendment to the Amended Employee Stock Ownership Plan, dated June 30, 2003 and effective as of January 1, 2001, filed as Exhibit 10.38.2 to the Company’s Form 10-K for the year ended December 31, 2003 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.20.1.
10	.20.2	Amendment to the Amended Employee Stock Ownership Plan, dated December 3, 2003 and effective as of January 1, 2003, filed as Exhibit 10.38.3 to the Company’s Form 10-K for the year ended December 31, 2003 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.20.2.
10	.20.3	Amendment to the Amended Employee Stock Ownership Plan, dated and effective October 29, 2007, filed as Exhibit 10.24.3 to the Company’s Form 10-K for the year ended December 31, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.20.3.
10.21		Transaction Agreement, dated December 1, 2005, among the Company, KCSR, Norfolk Southern Corporation and The Alabama Great Southern Railroad Company (the “Transaction Agreement”), filed as Exhibit 10.46 to the Company’s Form 10-K for the year ended December 31, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.21.
10	.21.1	Amendment No. 1 to the Transaction Agreement, dated January 17, 2006, filed as Exhibit 10.47 to the Company’s Form 10-K for the year ended December 31, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.21.1.
10	.21.2	Amendment No. 2 to the Transaction Agreement, dated May 1, 2006, filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.21.2.

Exhibit		Description

10.22		Participation Agreement, dated December 20, 2005, among KCSR, KCSR Trust 2005-1 (acting through Wilmington Trust Company, as owner trustee) (“2005 Trust”), GS Leasing (KCSR 2005-1) LLC, Wells Fargo Bank Northwest, National Association, Export Development Canada, and KfW, filed as Exhibit 10.48 to the Company’s Form 10-K for the year ended December 31, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.22.
10.23		Equipment Lease Agreement, dated December 20, 2005, between KCSR and the KCSR Trust 2005-1, filed as Exhibit 10.49 to the Company’s Form 10-K for the year ended December 31, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.23.
10.24		Participation Agreement, dated August 2, 2006, among KCSR, KCSR Trust 2006-1 (acting through Wilmington Trust Company, as owner trustee) (“2006 Trust”), HSH Nordbank AG, New York Branch, Wells Fargo Bank Northwest, National Association, and DVB Bank AG, filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 30, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.24.
10.25		Equipment Lease Agreement, dated August 2, 2006, between KCSR and the KCSR Trust 2006-1, filed as Exhibit 10.41 to the Company’s Form 10-Q for the quarter ended September 30, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.25.
10.26		Limited Liability Company Agreement of Meridian Speedway, LLC, dated May 1, 2006, between the Alabama Great Southern Railroad Company and the Company, filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2006, (File No. 1-4717), is incorporated herein by reference as Exhibit 10.26.
10.27		Underwriting Agreement, dated December 4, 2006, among the Company, Morgan Stanley & Co. Incorporated, and Grupo TMM, S.A., filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on December 5, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.27.
10.28		The 2005 Indenture. (See Exhibit 4.10)
10.29		The 2006 Indenture. (See Exhibit 4.11)
10.30		Lease Agreement, dated September 25, 2005, between KCSR and Louisiana Southern Railroad, Inc., filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.30.
10.31		Lease Agreement, dated September 25, 2005, between KCSR and Alabama Southern Railroad, Inc., filed as Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended June 30, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.31.
10.32		Lease Agreement, dated September 25, 2005, between KCSR and Arkansas Southern Railroad, Inc., filed as Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended June 30, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.32.
10.33		Lease Agreement, dated September 25, 2005, between KCSR and Arkansas Southern Railroad, Inc., filed as Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended June 30, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.33.
10.34		Lease Agreement, dated September 25, 2005, between KCSR and Louisiana Southern Railroad, Inc., filed as Exhibit 10.9 to the Company’s Form 10-Q for the quarter ended June 30, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.34.
10.35		Equipment Lease Agreement, dated April 4, 2007, between KCSR and High Ridge Leasing, LLC, filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.35.
10.36		2007 KCSM Indenture. (See Exhibit 4.12)
10.37		Credit Agreement, dated June 14, 2007, among KCSM as borrower, Arrendadora KCSM as guarantor, Bank of America, N.A. as administrative agent, and the other lenders named therein (the “2007 KCSM Credit Agreement”), filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.37.
10	.37.1	Amendment No. 1 and Waiver No. 1, dated December 19, 2007, to the 2007 KCSM Credit Agreement, filed as Exhibit 10.49.1 to the Company’s Form 10-K for the year ended December 31, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.37.1.

Exhibit		Description

10	.37.2	Amendment No. 2, dated as of December 19, 2008, to the 2007 KCSM Credit Agreement, filed as Exhibit 10.43.2 to the Company’s Form 10-K for the year ended December 31, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.37.2.
10	.37.3	Amendment No. 3 and Waiver No. 2 dated as of February 11, 2009, to the 2007 KCSM Credit Agreement, filed as Exhibit 10.43.3 to the Company’s Form 10-K for the year ended December 31, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.37.3.
10.38		Settlement Agreement, dated September 21, 2007, among KCS and Grupo TMM, S.A.B., TMM Logistics, S.A. de C.V., and VEX Asesores Corporativos, S.A. de C.V. (formerly José F. Serrano International Business, S.A. de C.V.), filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.38.
10.39		Participation Agreement, dated September 27, 2007, among KCSR, KCSR 2007-1 Statutory Trust (acting through U.S. Bank Trust National Association, as owner trustee) (“2007 Trust”), U.S. Bank Trust National Association, GS Leasing (KCSR 2007-1) LLC, Wilimington Trust Company, and KfW, filed as Exhibit 10.51 to the Company’s Form 10-K for the year ended December 31, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.39.
10.40		Equipment Lease Agreement, dated September 27, 2007, between KCSR and the KCSR 2007-1 Statutory Trust, filed as Exhibit 10.52 to the Company’s Form 10-K for the year ended December 31, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.40.
10.41		Kansas City Southern 2008 Stock Option and Performance Award Plan (the “2008 Plan”), filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 7, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.41.
10	.41.1	Form of Non-Qualified Stock Option Award Agreement under the 2008 Plan, filed as Exhibit 10.47.1 to the Company’s Form 10-K for the year ended December 31, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.41.1.
10	.41.2	Form of Restricted Shares Award Agreement (cliff vesting) under the 2008 Plan, filed as Exhibit 10.47.2 to the Company’s Form 10-K for the year ended December 31, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.41.2.
10	.41.3	Form of Restricted Shares Award Agreement (graded vesting) under the 2008 Plan, filed as Exhibit 10.47.3 to the Company’s Form 10-K for the year ended December 31, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.41.3.
10	.41.4	Form of Restricted Shares Award Agreement under the 2008 Plan (applicable to restricted shares to be purchased), filed as Exhibit 10.47.4 to the Company’s Form 10-K for the year ended December 31, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.41.4.
10	.41.5	Form of Restricted Shares Award and Performance Shares Award Agreement under the 2008 Plan, filed as Exhibit 10.47.5 to the Company’s Form 10-K for the year ended December 31, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.41.5.
10.42		The May 2008 Indenture. (See Exhibit 4.13)
10.43		The December 2008 Indenture. (See Exhibit 4.14)
10.44		Employment Agreement dated May 1, 2000, between Kansas City Southern Industries, Inc. and Scott E. Arvidson, filed as Exhibit 10.50 to the Company’s Form 10-K for the year ended December 31, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.44.
10	.44.1	Amendment to Employment Agreement dated January 1, 2001, between Kansas City Southern Industries, Inc. and Scott E. Arvidson, filed as Exhibit 10.50.1 to the Company’s Form 10-K for the year ended December 31, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.44.1.
10	.44.2	Addendum to Employment Agreement dated August 18, 2004, between the Company and Scott E. Arvidson, filed as Exhibit 10.50.2 to the Company’s Form 10-K for the year ended December 31, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.44.2.
10	.44.3	Addendum to Employment Agreement effective January 1, 2009, between the Company, KCSR and Scott E. Arvidson, filed as Exhibit 10.50.3 to the Company’s Form 10-K for the year ended December 31, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.44.3.

Exhibit	Description

10.45	Participation Agreement (KCSR 2008-1) dated as of April 1, 2008, among KCSR, KCSR 2008-1 Statutory Trust (acting through U.S. Bank Trust National Association, not in its individual capacity, but solely as Owner Trustee) (“KCSR 2008-1 Statutory Trust”), U.S. Bank Trust National Association (only in its individual capacity as expressly provided therein), MetLife Capital, Limited Partnership (as Owners Participant), Wilmington Trust Company (as Indenture Trustee) and Export Development Canada (as Loan Participant), filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.45.
10.46	Equipment Lease Agreement (KCSR 2008-1) dated as of April 1, 2008, between KCSR 2008-1 Statutory Trust (as Lessor) and KCSR (as Lessee), filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.46.
10.47	Confidential Severance Agreement and Full and General Release dated June 26, 2008, between KCSR and Arthur L. Shoener, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.47.
10.48	Employment Agreement, dated September 10, 2008, between KCSR and David Starling filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 15, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.48.
10.49	Loan and Security Agreement, dated February 26, 2008, between KCSM and Export Development Canada, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.49.
10.50	Loan Agreement, dated as of September 24, 2008, between KCSM and DVB Bank AG, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.50.
10.51	Underwriting Agreement, dated as of May 27, 2008, among KCSR, Morgan Stanley & Co. Incorporated, and Banc of America Securities LLC, as representatives of the underwriters listed therein, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on June 2, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.51.
10.52	Underwriting Agreement, dated as of December 15, 2008, among KCSR, Morgan Stanley & Co. Incorporated, and Banc of America Securities LLC, as representatives of the underwriters listed therein, filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on December 19, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.52.
10.53	2009 KCSM Indenture. (See Exhibit 4.15)
10.54	Amended and Restated Kansas City Southern Annual Incentive Plan, as approved by the Company’s Compensation and Organization Committee on March 10, 2009, filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.54.
10.55	English translation of the Employment Agreement, dated April 20, 2006, between Kansas City Southern de México, S.A. de C.V. and José Guillermo Zozaya Delano, filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.55.
10.56	ATM Equity Offeringsm Sales Agreement dated as of April 27, 2009, between the Company and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on May 1, 2009 (File No. 1-4717) is incorporated hereby by reference as Exhibit 10.56.
10.57	Common Stock Purchase Agreement, dated July 31, 2009, between Kansas City Southern and the Investors, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 4, 2009 (File No. 1-4717) is incorporated herein by reference as Exhibit 10.57.
10.58	Confidential Separation Agreement and Full and General Release dated September 3, 2009, between KCSR and Scott E. Arvidson, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 10, 2009 (File No. 1-4717) is incorporated herein by reference as Exhibit 10.58.

Exhibit	Description

10.59	Employment Agreement, dated September 28, 2009, between KCSR and Mary K. Stadler, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 2, 2009 (File No. 1-4717) is incorporated herein by reference as Exhibit 10.59.
10.60	The 2009 KCSM Supplemental Indenture. (See Exhibit 4.15.1)
10.61	2010 KCSM Indenture. (See Exhibit 4.16)
10.62	Placement Agreement, dated January 7, 2010, between KCSM and Banc of America Securities LLC, as representative of the placement agents listed therein, filed as Exhibit 10.1 to KCSM’s Current Report on Form 8-K, filed on January 13, 2010 (File No. 333-08322), is incorporated herein by reference as Exhibit 10.62.
10.63	Employment Agreement, dated August 15, 2008, between KCSR and Michael W. Upchurch, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 22, 2008 (File No. 1-4717) is incorporated herein by reference as Exhibit 10.63.
(12)	Statements Re Computation of Ratios
12.1	The Computation of Ratio of Earnings to Fixed Charges prepared pursuant to Item 601(b)(12) of Regulation S-K is attached to this Form 10-K as Exhibit 12.1.
(18)	Letter Re Change in Accounting Principles
18.1	Letter regarding change in accounting principles, filed as Exhibit 18.1 to the Company’s Form 10-Q for the quarter ended September 30, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 18.1.
(21)	Subsidiaries of the Company
21.1	The list of the Subsidiaries of the Company prepared pursuant to Item 601(b)(21) of Regulation S-K is attached to this Form 10-K as Exhibit 21.1.
(23)	Consents of Experts and Counsel
23.1	Consent of KPMG LLP is attached to this Form 10-K as Exhibit 23.1.
(24)	Power of Attorney (included on the signature page).
(31)	Section 302 Certifications
31.1	Certification of Michael R. Haverty, Chief Executive Officer of the Company, is attached to this Form 10-K as Exhibit 31.1.
31.2	Certification of Michael W. Upchurch, Chief Financial Officer of the Company, is attached to this Form 10-K as Exhibit 31.2.
(32)	Section 1350 Certifications
32.1	Certification of Michael R. Haverty, Chief Executive Officer of the Company, furnished pursuant to 18 U.S.C. Section 1350, is attached to this Form 10-K as Exhibit 32.1.
32.2	Certification of Michael W. Upchurch, Chief Financial Officer of the Company, furnished pursuant to 18 U.S.C. Section 1350, is attached to this Form 10-K as Exhibit 32.2.
(101)	Interactive Data File
101	The following financial information from Kansas City Southern’s Annual Report on Form 10-K for the year ended December 31, 2009, formatted in XBRL (Extensible Business Reporting Language) includes:(i) Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007, (ii) Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007, (iv) Consolidated Statements of Changes in Equity and Comprehensive Income for the Three Years ended December 2009, 2008, and 2007 and(v) the Notes to Consolidated Financial Statements, tagged as blocks of text

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kansas City Southern

By:	/s/ Michael R. Haverty
Michael R. Haverty
Chairman of the Board and
Chief Executive Officer and Director

February 10, 2010

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 10, 2010.

/s/ Michael R. Haverty Michael R. Haverty	Chairman of the Board and Chief Executive Officer and Director.

/s/ David L. Starling David L. Starling	President and Chief Operating Officer.

/s/ Michael W. Upchurch Michael W. Upchurch	Executive Vice President and Chief Financial Officer (Principal Financial Officer).

/s/ Mary K. Stadler Mary K. Stadler	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer).

/s/ Henry R. Davis Henry R. Davis	Director.

/s/ Robert J. Druten Robert J. Druten	Director.

/s/ Terrence P. Dunn Terrence P. Dunn	Director.

James R. Jones	Director.

/s/ Thomas A. McDonnell Thomas A. McDonnell	Director.

/s/ Karen L. Pletz Karen L. Pletz	Director.

/s/ Rodney E. Slater Rodney E. Slater	Director.

Kansas City Southern

2009 Form 10-K Annual Report

Index to Exhibits

		Regulation S-K
		Item 601(b)
Exhibit	Document	Exhibit

4.15.1	Supplemental Indenture, dated November 12, 2009, to the 2009 KCSM Indenture.	4 and 10
12.1	Computation of Ratio of Earnings to Fixed Charges	12
21.1	Subsidiaries of the Company	21
23.1	Consent of KPMG LLP	23
31.1	Certification of Michael R. Haverty pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31
31.2	Certification of Michael W. Upchurch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31
32.1	Certification of Michael R. Haverty furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	32
32.2	Certification of Michael W. Upchurch furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32
101	The following financial information from Kansas City Southern’s Annual Report on Form 10-K for the year ended December 31, 2009, formatted in XBRL (Extensible Business Reporting Language) includes:(i) Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007, (ii) Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007, (iv) Consolidated Statements of Changes in Equity and Comprehensive Income for the Three Years ended December 2009, 2008, and 2007, and(v) the Notes to Consolidated Financial Statements, tagged as blocks of text	100