Form 10-Q
period 2010-03-31
KANSAS CITY SOUTHERN
filed 2010-04-27
CIK 54480

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 20, 2010

Common Stock, $0.01 per share par value	96,712,467 Shares

Kansas City Southern
Form 10-Q
March 31, 2010

Index

Kansas City Southern

Form 10-Q
March 31, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Introductory Comments

The Consolidated Financial Statements included herein have been prepared by Kansas City Southern, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As used herein, “KCS” or the “Company” may refer to Kansas City Southern or, as the context requires, to one or more subsidiaries of Kansas City Southern. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted, pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the consolidated financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Results for the three months ended March 31, 2010 are not necessarily indicative of the results expected for the full year ending December 31, 2010.

Kansas City Southern

Consolidated Statements of Operations

	Three Months Ended March 31,
	2010	2009
	(In millions, except share and per share amounts)
	(Unaudited)

Revenues	$436.3	$346.0

Operating expenses:
Compensation and benefits	90.7	78.0
Purchased services	44.9	45.6
Fuel	60.8	43.3
Equipment costs	38.7	39.1
Depreciation and amortization	45.8	46.9
Casualties and insurance	11.9	12.5
Materials and other	35.3	33.0

Total operating expenses	328.1	298.4

Operating income	108.2	47.6
Equity in net earnings of unconsolidated affiliates	6.4	1.0
Interest expense	(44.4)	(41.8)
Debt retirement costs	(14.9)	(5.9)
Foreign exchange gain (loss)	2.6	(5.1)
Other income, net	0.5	1.5

Income (loss) before income taxes and noncontrolling interest	58.4	(2.7)
Income tax expense	24.2	0.1

Net income (loss)	34.2	(2.8)
Noncontrolling interest	(1.1)	(0.1)

Net income (loss) attributable to Kansas City Southern and subsidiaries	35.3	(2.7)
Preferred stock dividends	2.7	5.4

Net income (loss) available to common shareholders	$32.6	$(8.1)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.34	$(0.09)

Diluted earnings (loss) per share	$0.34	$(0.09)

Average shares outstanding (in thousands):
Basic	95,890	90,743
Potentially dilutive common shares	568	—

Diluted	96,458	90,743

See accompanying notes to consolidated financial statements.

Kansas City Southern

Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(In millions, except
	share amounts)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$126.1	$117.5
Accounts receivable, net	169.0	139.4
Restricted funds	34.0	35.8
Materials and supplies	107.6	106.4
Deferred income taxes	163.6	151.7
Other current assets	61.5	63.0

Total current assets	661.8	613.8
Investments	53.5	46.8
Property and equipment (including concession assets), net	4,757.9	4,722.4
Other assets	75.9	71.3

Total assets	$5,549.1	$5,454.3

LIABILITIES AND EQUITY
Current liabilities:
Debt due within one year	$64.4	$68.1
Accounts payable and accrued liabilities	381.9	342.7

Total current liabilities	446.3	410.8
Long-term debt	1,906.9	1,911.9
Deferred income taxes	583.1	558.6
Other noncurrent liabilities and deferred credits	249.1	247.2

Total liabilities	3,185.4	3,128.5

Commitments and contingencies	—	—
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding	6.1	6.1
Series D — cumulative convertible perpetual preferred stock, $1 par, 5.125%, 210,000 shares authorized and issued, 209,995 shares outstanding with a liquidation preference of $1,000 per share	0.2	0.2
$.01 par, common stock, 400,000,000 shares authorized; 110,583,068 shares issued; 96,718,921 and 96,213,346 shares outstanding at March 31, 2010 and December 31, 2009, respectively	1.0	0.9
Paid-in capital	666.9	661.4
Retained earnings	1,411.3	1,378.8
Accumulated other comprehensive loss	(3.5)	(4.4)

Total stockholders’ equity	2,082.0	2,043.0
Noncontrolling interest	281.7	282.8

Total equity	2,363.7	2,325.8

Total liabilities and equity	$5,549.1	$5,454.3

See accompanying notes to consolidated financial statements.

Kansas City Southern

Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2010	2009
	(In millions)
	(Unaudited)

Operating activities:
Net income (loss)	$34.2	$(2.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	45.8	46.9
Deferred income taxes	23.7	(0.7)
Equity in undistributed earnings of unconsolidated affiliates	(6.4)	(1.0)
Share-based compensation	3.2	2.1
Excess tax benefit from share-based compensation	(11.7)	—
Other deferred compensation	1.5	(1.6)
Gain on sale of assets	—	(1.0)
Debt retirement costs	14.9	5.9
Changes in working capital items:
Accounts receivable	(29.5)	3.5
Materials and supplies	(0.9)	1.2
Other current assets	0.9	2.7
Accounts payable and accrued liabilities	29.8	21.2
Other, net	6.0	2.9

Net cash provided by operating activities	111.5	79.3

Investing activities:
Capital expenditures	(52.3)	(115.4)
Acquisition of an intermodal facility, net of cash acquired	(25.0)	—
Property investments in MSLLC	(4.8)	(17.8)
Proceeds from disposal of property	1.3	3.7
Other, net	(1.0)	(1.5)

Net cash used for investing activities	(81.8)	(131.0)

Financing activities:
Proceeds from issuance of long-term debt	295.7	214.0
Repayment of long-term debt	(305.7)	(238.7)
Debt costs	(20.6)	(9.3)
Proceeds from employee stock plans	0.5	0.3
Excess tax benefit from share-based compensation	11.7	—
Preferred stock dividends paid	(2.7)	(2.8)

Net cash used for financing activities	(21.1)	(36.5)

Cash and cash equivalents:
Net increase (decrease) during each period	8.6	(88.2)
At beginning of year	117.5	229.9

At end of period	$126.1	$141.7

See accompanying notes to consolidated financial statements.

Kansas City Southern

Notes to Consolidated Financial Statements

1.	Accounting Policies, Interim Financial Statements and Basis of Presentation

In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the results for interim periods. All adjustments made were of a normal and recurring nature. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010. Certain prior year amounts have been reclassified to conform to the current year presentation.

During the third quarter of 2009, the Company identified that changes in accounts payable and accrued liabilities related to capital spending had not been correctly presented in the Company’s prior period consolidated cash flow statements. Changes in these accruals had previously been classified within cash flows from operating activities and should have been classified as capital expenditures within investing activities, in order to report capital expenditures on a cash basis rather than on an accrual basis. The accompanying consolidated cash flow statement for the three months ended March 31, 2010 presents capital expenditures on a cash basis. The accompanying consolidated cash flow statement for the three months ended March 31, 2009 has been revised to present capital expenditures on a cash basis. This revision did not impact the change in cash and cash equivalents as previously reported, however, net cash provided by operating activities, capital expenditures and cash used by investing activities increased by $16.6 million for the three months ended March 31, 2009. This revision did not impact operating income or net income, working capital, or any earnings per share measures as previously reported.

During the first quarter of 2010, the Company elected to change its accounting policy for rail grinding costs from a capitalization method to a direct expense method. Previously, the Company capitalized rail grinding costs as an improvement to the rail. The Company believes it is preferable to expense these costs as incurred to eliminate the subjectivity in determining the period of benefit associated with rail grinding over which to depreciate the associated capitalized costs. The Company has reflected this change as a change in accounting principle from an accepted accounting principle to a preferable accounting principle in accordance with Accounting Standards Codification 250 “Accounting for Changes and Error Corrections”. Comparative financial statements for all periods have been adjusted to apply the change in accounting principle retrospectively.

The following line items in the consolidated statement of operations were affected by the change in accounting principle (in millions, except per share amounts):

	Three Months Ended March 31, 2009
	As reported	As adjusted	Change

Purchased services	$44.5	$45.6	$1.1
Depreciation and amortization	47.1	46.9	(0.2)
Loss before income taxes and noncontrolling interest	(1.8)	(2.7)	(0.9)
Income tax expense	0.4	0.1	(0.3)
Net loss	(2.2)	(2.8)	(0.6)
Diluted loss per share	$(0.08)	$(0.09)	$(0.01)

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

The following line items in the consolidated balance sheet were affected by the change in accounting principle (in millions):

	December 31, 2009
	As reported	As adjusted	Change

Property and equipment (including concession assets), net	$4,747.2	$4,722.4	$(24.8)
Deferred income tax liabilities	567.1	558.6	(8.5)
Other noncurrent liabilities and deferred credits	247.7	247.2	(0.5)
Retained earnings	1,394.6	1,378.8	(15.8)
Total equity	2,341.6	2,325.8	(15.8)

The change in accounting principle and the revision related to the classification of capital expenditures on a cash basis rather than on an accrual basis did not have an impact on the change in cash and cash equivalents in the consolidated statement of cash flows; however, the following line items were affected by these adjustments (in millions):

	Three Months Ended March 31, 2009
	As reported	As adjusted	Change

Net cash provided by operating activities	$63.8	$79.3	$15.5
Net cash used for investing activities	(115.5)	(131.0)	(15.5)

As of January 1, 2008, the cumulative effect of the change in accounting principle on property and equipment (including concession assets), deferred income tax liabilities, other noncurrent liabilities and deferred credits and retained earnings was ($20.5) million, ($7.3) million, ($0.4) million and ($12.8) million, respectively.

2.	Accounting Pronouncements

Effective January 1, 2010, the Company adopted the Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 addresses the elimination of certain exceptions to consolidating qualifying special-purpose entities, which means more entities will be subject to consolidation assessments and reassessments. The new guidance requires ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity (“VIE”) and clarifies characteristics that identify a VIE. In addition, ASU 2009-17 requires additional disclosures about a company’s involvement with a VIE and any significant changes in risk exposure due to that involvement. The adoption of ASU 2009-17 did not have any impact on the Company’s results of operations and financial condition.

3.	Earnings (Loss) Per Share Data

Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Nonvested stock awards granted to employees and officers are included in weighted average shares as they are earned for purposes of computing basic earnings (loss) per common share. Diluted earnings (loss) per share adjusts basic earnings (loss) per common share for the effects of potentially dilutive common shares, if the effect is not anti-dilutive. Potentially dilutive common shares include the dilutive effects of shares issuable upon the conversion of preferred stock to common stock and shares issuable under the Stock Option and Performance Award Plan.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

The following table reconciles the weighted average shares used for the basic earnings (loss) per share computation to the shares used for the diluted earnings (loss) per share computation (in thousands):

	Three Months
	Ended March 31,
	2010	2009

Basic shares	95,890	90,743
Effect of dilution	568	—

Diluted shares	96,458	90,743

For the three months ended March 31, 2010, the Company excluded from the computation of dilutive shares the assumed conversion of preferred stock to 7,000,000 shares of common stock which was anti-dilutive and approximately 281,000 stock options because the impact would have been anti-dilutive as the option price was higher than the average market price. For the three months ended March 31, 2009, the assumed conversion of preferred stock to 7,000,000 shares of common stock and approximately 561,000 stock options were excluded from the computation of diluted shares because the impact would have been anti-dilutive due to the loss reported in the period.

There are no reconciling items between net income (loss) available to common stockholders for purposes of basic earnings (loss) per share and net income (loss) available to common stockholders for purposes of diluted earnings (loss) per share.

4.	Property and Equipment (including Concession Assets)

Property and Equipment.  Property and equipment, including concession assets, and related accumulated depreciation and amortization are summarized below (in millions):

	March 31,	December 31,
	2010	2009

Land	$176.3	$162.9
Concession land rights	137.6	137.6
Road property	4,719.9	4,644.4
Equipment	691.0	679.3
Technology and other	127.0	125.3
Construction in progress	120.5	165.6

Total property	5,972.3	5,915.1
Accumulated depreciation and amortization	1,214.4	1,192.7

Net property	$4,757.9	$4,722.4

Concession assets, net of accumulated amortization of $264.7 million and $259.4 million, totaled $1,774.7 million and $1,768.0 million at March 31, 2010 and December 31, 2009, respectively.

5.	Fair Value Measurements

The Company’s short term financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of the short term financial instruments approximates the fair value due to their short term nature.

The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $2,050.9 million and

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

$2,031.1 million at March 31, 2010 and December 31, 2009, respectively. The financial statement carrying value was $1,971.3 million and $1,980.0 million at March 31, 2010 and December 31, 2009, respectively.

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

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis (in millions):

	Fair Value Measurements			Net Assets (Liabilities)
	Level 1	Level 2	Level 3	at Fair Value

March 31, 2010
Interest rate contracts	$—	$(3.9)	$—	$(3.9)
Fuel swap contracts	—	0.6	—	0.6

Net assets (liabilities), at fair value	$—	$(3.3)	$—	$(3.3)

	Fair Value Measurements			Net Assets (Liabilities)
	Level 1	Level 2	Level 3	at Fair Value

December 31, 2009
Interest rate contracts	$—	$(4.9)	$—	$(4.9)

Net assets (liabilities), at fair value	$—	$(4.9)	$—	$(4.9)

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

Credit Risk.  As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages the counterparty credit risk by entering into contracts with large financial institutions with which the Company has an established banking relationship. As of March 31, 2010, the Company did not expect any losses as a result of default of its counterparties.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

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

Fuel Derivative Transactions.  In the first quarter of 2010, the Company entered into fuel swap agreements, which have not been designated as hedging instruments. Gains and losses for derivatives which have not been designated as hedging instruments are recorded in fuel expense in the consolidated statement of operations. As of March 31, 2010, the Company has outstanding fuel swap agreements for 19.7 million gallons of diesel fuel purchases through the end of 2010 at an average swap price of $2.23 per gallon.

In January 2009, the Company entered into fuel swap agreements, which had been designated as cash flow hedges. The effective portion of the gain or loss on the derivative instruments was reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of the effectiveness were recognized in current earnings. During the second quarter of 2009, it became probable that the hedged transactions would not occur as forecasted. Therefore, the hedging relationship was dedesignated on May 31, 2009 and hedge accounting was discontinued. Changes in the fair value of the derivative instrument after dedesignation were recorded in earnings.

The following table presents the fair value of derivative instruments included in the consolidated balance sheet (in millions):

	Asset Derivatives
	Balance Sheet	March 31,	December 31,
	Location	2010	2009

Derivatives not designated as hedging instruments:
Fuel swap contracts	Other current assets	0.8	—

Total derivatives not designated as hedging instruments		0.8	—

Total asset derivatives		$0.8	$—

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

	Liability Derivatives
	Balance Sheet	March 31,	December 31,
	Location	2010	2009

Derivatives designated as hedging instruments:
Interest rate contracts	Accounts payable & accrued liabilities	$3.9	$3.2
Interest rate contracts	Other non-current liabilities & deferred credits	—	1.7

Total derivatives designated as hedging instruments		3.9	4.9

Derivatives not designated as hedging instruments:
Fuel swap contracts	Accounts payable & accrued liabilities	0.2	—

Total derivatives not designated as hedging instruments		0.2	—

Total liability derivatives		$4.1	$4.9

The following table presents the amounts affecting the consolidated statement of operations for the three months ended March 31, (in millions):

Location of	Amount of
Gain/(Loss)	Gain/(Loss)
Amount of	Recognized in	Recognized in
Amount of	Gain/(Loss)	Income on Derivative	Income on Derivative
Gain/(Loss)	Location of Gain/(Loss)	Reclassified from	(Ineffective Portion	(Ineffective Portion
Derivatives in Cash	Recognized in	Reclassified from	Accumulated OCI	and Amount Excluded	and Amount Excluded
Flow Hedging	OCI on Derivative	Accumulated OCI into Income	into Income	from Effectiveness	from Effectiveness
Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)
2010	2009	2010	2009	2010	2009

Interest rate contracts	$(0.6)	$(0.7)	Interest expense	$(1.5)	$(0.7)	Interest expense	$—	$—
Fuel swap contracts	—	(1.6)	Fuel expense	—	(0.2)	Fuel Expense	—	(2.0)

Total	$(0.6)	$(2.3)	$(1.5)	$(0.9)	$—	$(2.0)

		Amount of
		Gain/(Loss)
	Location of Gain/(Loss)	Recognized in
	Recognized in Income on	Income on
Derivatives not designated as hedging instruments	Derivative	Derivative
		2010	2009

Fuel swap contracts	Fuel expense	$0.3	$—

Total		$0.3	$—

7.	Acquisition

On March 3, 2010, the Company acquired an intermodal facility in Mexico. The aggregate purchase price for the intermodal facility was $25.0 million, which was funded by existing cash reserves. The Company has determined that the acquisition is not material to the Company’s consolidated financial statements; therefore, pro forma financial information is not presented. In addition, the Company has made a preliminary purchase allocation as of March 31, 2010, based on incomplete valuations. The Company expects to complete the purchase valuation during the second quarter of 2010.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

8.	Long-Term Debt

On January 7, 2010, pursuant to an offer to purchase, Kansas City Southern de México, S.A. de C.V. (“KCSM”), a wholly-owned subsidiary of KCS, commenced a cash tender offer for a portion of its 9 3/8% senior unsecured notes due May 1, 2012 (the “9 3/8% Senior Notes”). On January 22, 2010, the Company purchased $290.0 million of the tendered 9 3/8% Senior Notes in accordance with the terms and conditions of the tender offer set forth in the offer to purchase using the proceeds received from the issuance of $300.0 million of KCSM 8.0% senior unsecured notes due February 1, 2018 (the “KCSM 8.0% Senior Notes”). Additionally, on February 1, 2010, KCSM purchased $6.3 million of the 9 3/8% Senior Notes. KCSM recorded debt retirement costs of $14.9 million in the first quarter of 2010. The remaining 9 3/8% Senior Notes mature on May 1, 2012 and are redeemable by KCSM at its option.

On January 22, 2010, KCSM issued the $300.0 million KCSM 8.0% Senior Notes, which bear interest semiannually at a fixed annual rate of 8.0%. The KCSM 8.0% Senior Notes were issued at a discount to par value, resulting in a $4.3 million discount and a yield to maturity of 8 1/4%. KCSM used the net proceeds from the issuance of the KCSM 8.0% Senior Notes and cash on hand to purchase $290.0 million in principal amount of the 9 3/8% Senior Notes tendered under an offer to purchase and pay all fees and expenses incurred in connection with the KCSM 8.0% Senior Notes offering and tender offer. The KCSM 8.0% Senior Notes are redeemable at KCSM’s option, in whole or in part, on and after February 1, 2014, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2014 — 104.000%, 2015 — 102.000%, 2016 — 100.000%. In addition, KCSM may redeem up to 35% of the KCSM 8.0% Senior Notes any time prior to February 1, 2013 from the proceeds of the sale of capital stock in KCSM or KCS and are redeemable, in whole but not in part, at KCSM’s option at their principal amount in the event of certain changes in the Mexican withholding tax rate.

The KCSM 8.0% Senior Notes are denominated in dollars and are unsecured, unsubordinated obligations, rank pari passu in right of payment with KCSM’s existing and future unsecured, unsubordinated obligations, and are senior in right of payment to KCSM’s future subordinated indebtedness. In addition, the KCSM 8.0% Senior Notes include certain covenants which are customary for these types of debt instruments and borrowers with similar credit ratings. The KCSM 8.0% Senior Notes contain certain covenants that, among other things, prohibit or restrict KCSM from taking certain actions, including KCSM’s ability to incur debt, pay dividends or make other distributions in respect of its stock, issue guarantees, enter into certain transaction with affiliates, make restricted payments, sell certain assets, create liens, engage in sale-leaseback transactions and engage in mergers, divestitures and consolidations. However, these limitations are subject to a number of important qualifications and exceptions.

On March 16, 2010, KCS and The Kansas City Southern Railway Company (“KCSR”), a wholly-owned subsidiary of KCS, entered into a Second Amendment (“Amendment No. 2”) to KCSR’s Amended and Restated Credit Agreement dated April 28, 2006, as amended by Amendment No. 1 dated as of May 31, 2007 (the “Existing Credit Agreement”), which extends the maturity of the revolving credit facility of the Existing Credit Agreement from April 28, 2011 to April 28, 2013. In consideration for this change, the parties to the agreement agreed to increase the Applicable Margin (as defined in Amendment No. 2) in respect of the revolving and swing line credit facilities. In addition, Amendment No. 2 modified certain covenants of the Existing Credit Agreement to permit the incurrence of certain indebtedness and the creation of liens related to such indebtedness, as well as certain prepayments of existing unsecured debt. Amendment No. 2 also provides for certain conforming revisions to the definitions and other terms set forth in the Existing Credit Agreement. Except as amended and supplemented by Amendment No. 2, all terms of the Existing Credit Agreement remained in full force and effect. As the Company intends to repay the outstanding balance under the revolving credit facility within the next twelve months, the outstanding amount of $40.0 million has been classified as a current liability as of March 31, 2010.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

9.	Equity

The following table summarizes the changes in equity (in millions):

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Kansas City			Kansas City
	Southern			Southern
	Stockholders’	Noncontrolling		Stockholders’	Noncontrolling
	Equity	interest	Total Equity	Equity	interest	Total Equity

Beginning Balance	$2,043.0	$282.8	$2,325.8	$1,896.6	$273.7	$2,170.3

Comprehensive income (loss):
Net income (loss)	35.3	(1.1)	34.2	(2.7)	(0.1)	(2.8)
Unrealized gain (loss) on cash flow hedges, net of tax of $(0.2) million and $(0.9) million	(0.4)	—	(0.4)	(1.4)	—	(1.4)
Reclassification adjustment from cash flow hedges included in net income, net of tax of $0.6 million and $0.5 million	0.9	—	0.9	0.4	—	0.4
Cumulative translation adjustment — FTVM, net of tax of $0.1 million and $(0.4) million	0.4	—	0.4	0.1	—	0.1

Comprehensive income (loss)	36.2	(1.1)	35.1	(3.6)	(0.1)	(3.7)
Dividends on $25 par preferred stock	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Dividends on series D cumulative preferred stock	(2.6)	—	(2.6)	(5.3)	—	(5.3)
Options exercised and stock subscribed, net of shares withheld for employee taxes	(9.4)	—	(9.4)	1.2	—	1.2
Tax benefit from share-based compensation	11.7	—	11.7
Share-based compensation	3.2	—	3.2	2.1	—	2.1

Ending Balance	$2,082.0	$281.7	$2,363.7	$1,890.9	$273.6	$2,164.5

10.	Share-Based Compensation

Market Based Award.  On March 1, 2010 the Company granted approximately 191,000 stock options and 108,000 shares of nonvested stock (collectively, the “Award”) under the Kansas City Southern 2008 Stock Option and Performance Award Plan. The Award contains a market condition that accelerates the vesting in three tranches if the closing price of the Company’s common stock is above certain target share prices, as set forth in the Award Agreement, for a period of thirty consecutive trading days. If the target share prices are not met, the Awards will vest in March 2013.

The fair value and service period of each Award is estimated on the date of grant using the Monte Carlo simulation model. The weighted average fair value of stock options and nonvested stock granted during the three months ended March 31, 2010 was $15.96 and $35.41, respectively, and the derived service period ranges from 1.1 to 3.0 years.

Stock Options.  During the three months ended March 31, 2010, 678,494 stock options with an intrinsic value of $16.6 million were exercised. Cash received from option exercises during the period was $0.5 million.

Nonvested Stock.  During the three months ended March 31, 2010, 269,921 shares vested and the fair value (at vest date) was $9.0 million.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

11.	Commitments and Contingencies

Concession Duty.  Under KCSM’s railroad concession from the Mexican government (the “Concession”), the Mexican government has the right to receive a payment from the Company equivalent to 0.5% of the gross revenue during the first 15 years of the Concession period and 1.25% of the gross revenue during the remaining years of the Concession period. For the three months ended March 31, 2010 and 2009, the concession duty expense, which is recorded within operating expenses, amounted to $1.0 million and $0.7 million, respectively.

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

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

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

Environmental remediation expense was $0.6 million and $1.9 million for the three months ended March 31, 2010 and 2009, respectively, and was included in casualties and insurance expense on the consolidated statements of operations. Additionally, as of March 31, 2010, KCS had a reserve for environmental remediation of $4.5 million. This amount was derived from a range of reasonable estimates based upon the studies and site surveys described above and in accordance with the accounting guidance for the recognition of loss contingencies.

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

	Three Months
	Ended March 31,
	2010	2009

Balance at beginning of year	$86.9	$90.7
Accruals, net (includes the impact of actuarial studies)	5.1	5.2
Payments	(5.2)	(6.5)

Balance at end of period	$86.8	$89.4

The personal injury claim reserve balance as of March 31, 2010 is based on an updated study of personal injury reserves for data through November 30, 2009 and review of the last four months’ experience. Reflecting potential uncertainty surrounding the outcome of personal injury claims, it is reasonably possible based on assessments that future costs to settle personal injury claims may range from approximately $83 million to $91 million.

Settlement Agreement.  On February 9, 2010, (i) KCSM and (ii) Ferrocarril Mexicano, S.A. de C.V. (“Ferromex”), Ferrosur, S.A. de C.V. (“Ferrosur”), Minera México, S.A. de C.V., Infraestructura y Transportes Ferroviarios, S.A. de C.V., Infraestructura y Transportes México, S.A. de C.V., Líneas Ferroviarias de México, S.A. de C.V., Grupo Ferroviario Mexicano, S.A. de C.V., and Grupo México, S.A.B. de C.V. (jointly, the “Ferromex Parties”) entered into a Settlement Agreement (the “Settlement Agreement”).

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

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

Under the Settlement Agreement, Ferrosur agreed to grant KCSM certain trackage and switching rights within Veracruz, México, and switching rights in the Puebla-Tlaxcala zone. In a related agreement, the parties further agreed to amend the Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”) by-laws to, among other changes, grant certain veto and voting rights to KCSM at the shareholders’ and the board of directors’ levels.

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

The Settlement Agreement may be terminated, at KCSM’s option, before its stipulated term if Ferromex is sold or if it transfers, directly or indirectly, its concession under its concession title. A change in control of KCSM or its affiliates, however, shall not be a cause for termination. Likewise, the Settlement Agreement will terminate three years after Ferromex and Ferrosur cease to be under the common control of one person or group of persons acting jointly or in agreement to adopt coordinated resolutions (“Common Control”). Notwithstanding, if for any reason Ferromex and Ferrosur are under Common Control within five years after the Settlement Agreement is terminated due to Ferromex and Ferrosur ceasing to be under Common Control, the Settlement Agreement would automatically be reinstated.

In November 2005, Ferromex acquired control of and merged with Ferrosur creating Mexico’s largest railway, though such merger has been previously rejected by Comisión Federal de Competencia (Mexican Antitrust Commission), (“COFECO”). If the COFECO does not authorize the merger of Ferromex and Ferrosur, the Settlement Agreement shall be terminated twelve months after the relevant resolution of the Governmental Authority is issued or when the unwinding is effective, whichever is later.

Trackage Rights Settlement Agreement with Ferromex.  KCSM’s operations are subject to certain trackage rights, switching rights, and interline services with Ferromex. KCSM and Ferromex entered into a Trackage Rights, Switching and Interline Settlement Agreement, dated February 9, 2010 (the “Trackage Rights Agreement”). Pursuant to the Trackage Rights Agreement, the parties terminated, in a definitive and irrevocable manner, all actions and procedures regarding: (a) rates applicable to trackage rights, switching and interlinear services from January 1, 2009 onward but not regarding the applicable rates before January 1, 2009 or the amounts owed by the parties to one another prior to the execution of the Trackage Rights Agreement; (b) the scope of certain trackage rights in Monterrey, Nuevo León, Guadalajara, Jalisco and Altamira, Tamaulipas, the Long Trackage Right, and Aguascalientes; and (c) court costs, as well as any other directly-related issue or dispute that arises from, is related in any manner directly or indirectly with, the terms and conditions and/or scope of such mandatory trackage and/or switching rights or that arises by reason of the definition of trackage rights (the “Settlement Controversies”). The parties waived their rights to any future actions derived from or related to the Settlement Controversies. Further, KCSM and Ferromex set the rates applicable for January 1, 2009 for each party for the use of the other party’s trackage. The retroactive

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

application of these rates to January 1, 2009 did not have a material impact on the results of operations for the quarter ended March 31, 2010.

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

Certain Disputes with Ferromex.  KCSM’s operations are subject to certain trackage rights, haulage rights, and interline services (the “Services”) with Ferromex. Other than the rates to be charged pursuant to the Trackage Rights Agreement, dated February 9, 2010, between KCSM and Ferromex, the rates payable for these Services have not been agreed upon by KCSM and Ferromex for the periods beginning in 1998 through December 31, 2008. If KCSM cannot reach an agreement with Ferromex for rates applicable for Services prior to January 1, 2009 which are not subject to the Trackage Rights Agreement, the Mexican Secretaría de Comunicaciones y Transportes (“Ministry of Communications and Transportation” or “SCT”) is entitled to set the rates in accordance with Mexican law and regulations. KCSM and Ferromex both initiated administrative proceedings seeking a determination by the SCT of the rates that KCSM and Ferromex should pay each other in connection with the Services. The SCT issued rulings in 2002 and 2008 setting the rates for the Services and both KCSM and Ferromex challenged these rulings.

In addition, KCSM is currently involved in judicial, civil and administrative proceedings and negotiations with Ferromex regarding the rates payable to each other for the Services for the periods prior to January 1, 2009. Although KCSM and Ferromex have challenged these matters based on different grounds and these cases continue to evolve, management believes the amounts recorded related to these matters are adequate and does not believe there will be a future material impact to the results of operations arising out of these disputes.

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

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

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

On July 23, 2008, the SCT delivered notice to KCSM of new proceedings against KCSM, claiming, among other things, that KCSM refused to grant Ferromex access to certain trackage over which Ferromex alleges it has trackage rights on six different occasions and thus denied Ferromex the ability to provide service to the Auto Manufacturer at this location. On August 13, 2008, KCSM filed a response to the SCT and final resolution is pending.

KCSM believes it has defenses to the imposition of sanctions for the foregoing proceedings and intends to vigorously contest these allegations. KCSM does not believe that these SCT proceedings will have a material adverse effect on its results of operations or financial condition. However, if KCSM is ultimately sanctioned by the SCT for “generic” sanctions on five occasions over the term of the Concession, KCSM could be subject to possible future SCT action seeking revocation of the Concession.

Disputes Relating to the Provision of Services to the Auto Manufacturer.  KCSM is involved in several disputes related to providing services to the Auto Manufacturer. In March 2008, the Auto Manufacturer filed an arbitration suit against KCSM under a contract for services to the Auto Manufacturer’s plants in Mexico, which, as amended, had a stated termination date of January 31, 2008. Among other claims, the Auto Manufacturer claimed that the contract was implicitly extended and continued in effect beyond its stated termination date. The Auto Manufacturer is seeking a declaration by the arbitrator that the rates being assessed by KCSM are discriminatory, even though the rates being charged are within the legal rate limits set by Mexican law for such freight transportation. KCSM claimed that the contract did in fact expire on its stated termination date, and that services rendered thereafter are thus subject to the general terms and conditions (including rates) applicable in the absence of a specific contract, pursuant to Mexican law. Accordingly, KCSM filed a counterclaim against the Auto Manufacturer to, among other things, recover the applicable rate difference between the rates under the contract and KCSM’s rates. The arbitration was divided in two phases. On May 18, 2009, the arbitrator issued an award on the first phase of the arbitration proceeding, ruling that the contract had terminated on May 8, 2008. As of the date of this filing, the second phase of the arbitration proceeding, regarding the claim that the rates assessed by KCSM are discriminatory, is in the evidentiary stage and has not been resolved. Management believes the final resolution of these claims will not have any material impact on KCSM’s results of operations.

Third Party Contractual Agreements.  In the normal course of business, the Company enters into various third party contractual agreements related to the use of other railroads’ or governmental entities’ infrastructure needed for the operations of the business. The Company is involved or may become involved in certain disputes involving transportation rates, charges, and interpretations related to these agreements. While the outcome of these matters cannot be predicted with certainty, the Company does not believe, when finally resolved, that these disputes will have a material effect on its results of operations or financial condition. However, an unexpected adverse resolution could have a material effect on the results of operations in a particular quarter or fiscal year.

Income tax.  Tax returns filed in the U.S. from 2004 through the current year and in Mexico from 2003 through the current year remain open to examination by the taxing authorities. The 2008 U.S. tax return and the 2003 through 2005 Mexico tax returns are currently under examination. The Company received an audit assessment for the year ended December 31, 2003 from Servicio de Administracion Tributaria (the “SAT”), the Mexican equivalent of the IRS. The Company filed its response to this assessment on March 8, 2010, and continues to negotiate with the SAT. If a settlement is not reached, the matter will be litigated. The Company believes that it has strong legal arguments in its favor and will more likely than not ultimately prevail in any challenge of this assessment. The Company believes that an adequate provision has been made for any

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

adjustment (taxes and interest) that will be due for all open periods. However, an unexpected adverse resolution could have a material effect on the results of operations in a particular quarter or fiscal year.

Credit Risk.  The Company continually monitors risks related to the economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or further weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and operating results. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded reserves for uncollectability based on its best estimate at March 31, 2010.

12.	Geographic Information

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

The following tables (in millions) provide information by geographic area in accordance with the accounting guidance on segment reporting:

	Three Months
	Ended March 31,
Revenues	2010	2009

U.S.	$245.5	$208.7
Mexico	190.8	137.3

Total revenues	$436.3	$346.0

Property and equipment	March 31,	December 31,
(including concession assets), net	2010	2009

U.S.	$2,497.2	$2,482.7
Mexico	2,260.7	2,239.7

Total property and equipment (including concession assets), net	$4,757.9	$4,722.4

13.	Condensed Consolidating Financial Information

KCSR has outstanding $275.0 million of 8.0% Senior Notes due 2015 and $190.0 million of 13.0% Senior Notes due 2013, which are unsecured obligations of KCSR, which are also jointly and severally and fully and

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

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

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2010
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Revenues	$—	$217.0	$4.0	$221.9	$(6.6)	$436.3
Operating expenses	1.1	163.1	6.7	164.4	(7.2)	328.1

Operating income (loss)	(1.1)	53.9	(2.7)	57.5	0.6	108.2
Equity in net earnings of unconsolidated affiliates	31.8	3.4	—	9.3	(38.1)	6.4
Interest expense	(0.1)	(27.4)	—	(28.0)	11.1	(44.4)
Debt retirement costs	—	—	—	(14.9)	—	(14.9)
Foreign exchange gain	—	—	—	2.6	—	2.6
Other income, net	10.3	1.0	—	0.9	(11.7)	0.5

Income (loss) before income taxes and noncontrolling interest	40.9	30.9	(2.7)	27.4	(38.1)	58.4
Income tax expense (benefit)	5.6	12.2	(1.0)	7.4	—	24.2

Net income (loss)	35.3	18.7	(1.7)	20.0	(38.1)	34.2
Noncontrolling interest	—	—	—	(1.1)	—	(1.1)

Net income (loss) attributable to Kansas City Southern and subsidiaries	$35.3	$18.7	$(1.7)	$21.1	$(38.1)	$35.3

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

	Three Months Ended March 31, 2009
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Revenues	$—	$183.9	$2.9	$166.2	$(7.0)	$346.0
Operating expenses	1.3	153.2	3.8	147.7	(7.6)	298.4

Operating income (loss)	(1.3)	30.7	(0.9)	18.5	0.6	47.6
Equity in net earnings of unconsolidated affiliates	5.2	0.5	—	1.0	(5.7)	1.0
Interest expense	(0.7)	(18.6)	—	(23.0)	0.5	(41.8)
Debt retirement costs	—	(5.3)	—	(0.6)	—	(5.9)
Foreign exchange loss	—	—	—	(5.1)	—	(5.1)
Other income, net	0.3	1.1	—	1.2	(1.1)	1.5

Income (loss) before income taxes and noncontrolling interest	3.5	8.4	(0.9)	(8.0)	(5.7)	(2.7)
Income tax expense (benefit)	6.2	4.1	(0.3)	(9.9)	—	0.1

Net income (loss)	(2.7)	4.3	(0.6)	1.9	(5.7)	(2.8)
Noncontrolling interest	—	—	—	(0.1)	—	(0.1)

Net income (loss) attributable to Kansas City Southern and subsidiaries	$(2.7)	$4.3	$(0.6)	$2.0	$(5.7)	$(2.7)

CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2010
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Assets:
Current assets	$2.1	$225.5	$5.0	$459.6	$(30.4)	$661.8
Investments held for operating
purposes and affiliate investment	1,593.3	34.8	1.9	1,616.2	(3,192.7)	53.5
Property and equipment (including concession assets), net	—	1,733.6	210.5	2,813.8	—	4,757.9
Other assets	1.2	41.9	—	65.0	(32.2)	75.9

Total assets	$1,596.6	$2,035.8	$217.4	$4,954.6	$(3,255.3)	$5,549.1

Liabilities and equity:
Current liabilities	$(467.1)	$590.7	$126.4	$225.6	$(29.3)	$446.3
Long-term debt	0.2	763.6	0.4	1,142.7	—	1,906.9
Deferred income taxes	(22.7)	430.1	78.6	97.1	—	583.1
Other liabilities	4.2	142.1	3.2	133.0	(33.4)	249.1
Stockholders’ equity	2,082.0	77.9	8.8	3,074.5	(3,161.2)	2,082.0
Noncontrolling interest	—	31.4	—	281.7	(31.4)	281.7

Total liabilities and equity	$1,596.6	$2,035.8	$217.4	$4,954.6	$(3,255.3)	$5,549.1

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

	December 31, 2009
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Assets:
Current assets	$0.5	$219.1	$3.4	$428.8	$(38.0)	$613.8
Investments held for operating
purposes and affiliate investment	1,562.0	31.7	1.9	1,616.0	(3,164.8)	46.8
Property and equipment (including concession assets), net	—	1,717.5	212.1	2,792.8	—	4,722.4
Other assets	1.3	42.0	—	90.9	(62.9)	71.3

Total assets	$1,563.8	$2,010.3	$217.4	$4,928.5	$(3,265.7)	$5,454.3

Liabilities and equity:
Current liabilities	$(455.7)	$567.6	$124.0	$211.7	$(36.8)	$410.8
Long-term debt	0.2	793.8	0.4	1,147.5	(30.0)	1,911.9
Deferred income taxes	(27.8)	416.8	79.5	90.1	—	558.6
Other liabilities	4.1	142.0	3.0	132.2	(34.1)	247.2
Stockholders’ equity	2,043.0	58.7	10.5	3,064.2	(3,133.4)	2,043.0
Noncontrolling interest	—	31.4	—	282.8	(31.4)	282.8

Total liabilities and equity	$1,563.8	$2,010.3	$217.4	$4,928.5	$(3,265.7)	$5,454.3

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2010
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Operating activities:
Excluding intercompany activity	$0.8	$56.8	$(2.0)	$55.9	$—	$111.5
Intercompany activity	(10.0)	3.4	2.6	4.0	—	—

Net cash provided (used)	(9.2)	60.2	0.6	59.9	—	111.5

Investing activities:
Capital expenditures	—	(27.9)	(0.7)	(23.7)	—	(52.3)
Acquisition of an intermodal facility, net of cash acquired	—	—	—	(25.0)	—	(25.0)
Property investments in MSLLC	—	—	—	(4.8)	—	(4.8)
Other investing activities	—	(4.9)	—	35.2	(30.0)	0.3

Net cash used	—	(32.8)	(0.7)	(18.3)	(30.0)	(81.8)

Financing activities:
Proceeds from issuance of long-term debt	—	—	—	295.7	—	295.7
Repayment of long-term debt	(0.2)	(34.7)	—	(300.8)	30.0	(305.7)
Debt costs	—	(1.7)		(18.9)	—	(20.6)
Excess tax benefit from share-based compensation	11.7	—	—	—	—	11.7
Other financing activities	(2.2)	—	—	—	—	(2.2)

Net cash provided (used)	9.3	(36.4)	—	(24.0)	30.0	(21.1)

Cash and cash equivalents:
Net increase (decrease)	0.1	(9.0)	(0.1)	17.6	—	8.6
At beginning of year	(0.1)	12.7	0.3	104.6	—	117.5

At end of period	$—	$3.7	$0.2	$122.2	$—	$126.1

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

	Three Months Ended March 31, 2009
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Operating activities:
Excluding intercompany activity	$64.8	$62.4	$1.0	$(48.9)	$—	$79.3
Intercompany activity	(53.4)	(103.5)	—	156.9	—	—

Net cash provided (used)	11.4	(41.1)	1.0	108.0	—	79.3

Investing activities:
Capital expenditures	—	(82.9)	(0.8)	(32.7)	1.0	(115.4)
Return of investment	—	—	—	65.0	(65.0)	—
Property investments in MSLLC	—	—	—	(17.8)	—	(17.8)
Loans to affiliates	(8.7)	—	—	—	8.7	—
Other investing activities	—	134.3	—	(131.1)	(1.0)	2.2

Net cash provided (used)	(8.7)	51.4	(0.8)	(116.6)	(56.3)	(131.0)

Financing activities:
Proceeds from issuance of long-term debt	—	33.7	—	189.0	(8.7)	214.0
Repayment of long-term debt	—	(204.7)	—	(34.0)	—	(238.7)
Other financing activities	(2.5)	(5.1)	—	(69.2)	65.0	(11.8)

Net cash provided (used)	(2.5)	(176.1)	—	85.8	56.3	(36.5)

Cash and cash equivalents:
Net increase (decrease)	0.2	(165.8)	0.2	77.2	—	(88.2)
At beginning of year	—	177.9	0.2	51.8	—	229.9

At end of period	$0.2	$12.1	$0.4	$129.0	$—	$141.7

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Kansas City Southern:

We have reviewed the accompanying consolidated balance sheet of Kansas City Southern and subsidiaries (the Company) as of March 31, 2010, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2009, and the related consolidated statements of income, changes in equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 11, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2009 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

Kansas City, Missouri
April 27, 2010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion below, as well as other portions of this Form 10-Q, contain forward-looking statements that are not based upon historical information. Such forward-looking statements are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-Q. Readers can identify these forward-looking statements by the use of such verbs as “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. The actual results of operations of Kansas City Southern (“KCS” or the “Company”) could materially differ from those indicated in forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which is on file with the U.S. Securities and Exchange Commission (File No. 1-4717) incorporated by reference and in Part II Item 1A — “Risk Factors” in the Form 10-K and any updates contained herein. Readers are strongly encouraged to consider these factors when evaluating forward-looking statements. Forward-looking statements contained in this Form 10-Q will not be updated.

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

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial position and results of operations is based upon its consolidated financial statements. The preparation of these consolidated financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets, and liabilities. The Company bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the accounting for assets and liabilities that are not readily apparent from other sources. If the estimates differ materially from actual results, the impact on the consolidated financial statements may be material. The Company’s critical accounting policies are disclosed in the 2009 Annual Report on Form 10-K.

During the first quarter of 2010, the Company elected to change its accounting policy for rail grinding costs from a capitalization method to a direct expense method. Refer to Note 1, Accounting Policies, Interim Financial Statements and Basis of Presentation, for further details of this change in accounting policy. Comparative financial information for all prior periods have been adjusted to reflect the retroactive application of this change in accounting principle.

Overview

The Company is engaged in the freight rail transportation business, operating a coordinated rail network under one reportable business segment. The primary operating subsidiaries of the Company consist of the following: The Kansas City Southern Railway Company (“KCSR”), Kansas City Southern de México, S.A. de C.V. (“KCSM”), Meridian Speedway, LLC (“MSLLC”), and The Texas Mexican Railway Company (“TexMex”). The Company generates revenues and cash flows by providing customers with freight delivery services within its regions, and throughout North America through connections with other Class I rail carriers. Customers conduct business in a number of different industries, including electric-generating utilities, chemical and petroleum products, industrial and consumer products, agriculture and mineral products, automotive products and intermodal transportation. Appropriate eliminations and reclassifications have been recorded in deriving consolidated financial statements.

First Quarter Analysis

The Company reported quarterly earnings of $0.34 per diluted share on consolidated net income of $35.3 million for the three months ended March 31, 2010, compared to a quarterly loss of $0.09 per diluted share on consolidated net loss of $2.7 million for the same period in 2009. This earnings increase reflects a 26% increase in revenues during the three months ended March 31, 2010 as compared to the same period in

2009, driven primarily by the relative improvement in the economy and positive pricing impacts in certain commodity groups. Operating expenses increased 10% compared to the same period in 2009, primarily due to increases in fuel and compensation and benefit expenses; however, the Company was able to leverage its cost control program initiated in 2009 as operating expenses as a percentage of revenues declined to 75.2% for the three months ended March 31, 2010 as compared to 86.2% for the same period in 2009.

Cash flows from operations increased to $111.5 million as compared to $79.3 million for the three month periods ended March 31, 2010 and 2009, respectively. The increase is primarily due to the relative improvement in the economy. Capital expenditures are a significant use of cash due to the capital intensive nature of railroad operations. Cash used for capital expenditures for the three months ended March 31, 2010 was $52.3 million as compared to $115.4 million for the same period in 2009. The decrease is primarily due to the completion of the Victoria-Rosenberg line in the second quarter of 2009.

Results of Operations

The following summarizes KCS’ statements of operations (in millions):

	Three Months Ended
	March 31,		Change
	2010	2009	Dollars

Revenues	$436.3	$346.0	$90.3
Operating expenses	328.1	298.4	29.7

Operating income	108.2	47.6	60.6
Equity in net earnings of unconsolidated affiliates	6.4	1.0	5.4
Interest expense	(44.4)	(41.8)	(2.6)
Debt retirement costs	(14.9)	(5.9)	(9.0)
Foreign exchange gain (loss)	2.6	(5.1)	7.7
Other income, net	0.5	1.5	(1.0)

Income (loss) before income taxes and noncontrolling interest	58.4	(2.7)	61.1
Income tax expense	24.2	0.1	24.1

Net income (loss)	34.2	(2.8)	37.0
Noncontrolling interest	(1.1)	(0.1)	(1.0)

Net income (loss) attributable to Kansas City Southern and subsidiaries	$35.3	$(2.7)	$38.0

Revenues

The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months Ended			Three Months Ended			Three Months Ended
	March 31,			March 31,			March 31,
	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change

Chemical and petroleum	$89.6	$71.5	25%	62.2	55.5	12%	$1,441	$1,288	12%
Industrial and consumer products	99.8	82.0	22%	73.4	66.1	11%	1,360	1,241	10%
Agriculture and minerals	106.0	82.6	28%	67.3	62.2	8%	1,575	1,328	19%

Total general commodities	295.4	236.1	25%	202.9	183.8	10%	1,456	1,285	13%
Coal	59.0	47.3	25%	72.0	75.0	(4)%	819	631	30%
Intermodal	42.6	30.6	39%	150.5	114.6	31%	283	267	6%
Automotive	21.7	12.3	76%	17.8	10.6	68%	1,219	1,160	5%

Subtotal	418.7	326.3	28%	443.2	384.0	15%	$945	$850	11%

Other revenue	17.6	19.7	(11)%

Total revenues(i)	$436.3	$346.0	26%

(i) Included in revenues:
Fuel surcharge	$34.8	$16.8

Freight revenues include both revenue for transportation services and fuel surcharges. For the three months ended March 31, 2010, revenues increased $90.3 million compared to the same period in 2009, primarily due to the overall increase in carload/unit volumes resulting from the relative improvement in the economy, positive pricing impacts, increased fuel surcharge and the effect of fluctuations in the value of the U.S. dollar against the value of the Mexican peso. Revenue per carload/unit increased by 11% for the three months ended March 31, 2010, reflecting favorable commodity mix in addition to the factors discussed above.

KCS’s fuel surcharge is a mechanism to adjust revenue based upon changing fuel prices. Fuel surcharges are calculated differently depending on the type of commodity transported. For most commodities, fuel surcharge is calculated using a fuel price from a prior time period that can be up to 60 days earlier. In a period of volatile fuel prices or changing customer business mix, changes in fuel expense and fuel surcharge may differ.

The following discussion provides an analysis of revenues by commodity group:

Revenues by commodity
group for the three months
ended March 31, 2010

Chemical and petroleum. Revenues increased $18.1 million for the three months ended March 31, 2010, compared to the same period in 2009, primarily due to increases in volume and pricing. Petroleum and plastics product volumes increased due to inventory replenishment and new petroleum business. Additionally, petroleum revenues increased in Mexico due to a government initiated oil export program, which resulted in record levels of oil production and storage. Revenues also increased in chemicals used to manufacture glass and paint as a result of the economic improvements in the automotive industry.

Revenues by commodity
group for the three months
ended March 31, 2010

Industrial and consumer products.  Revenues increased $17.8 million for the three months ended March 31, 2010, compared to the same period in 2009, primarily due to increases in volume and pricing. Metals and scrap business growth was primarily due to increased length of haul, growing demand for steel coil due to the rebound in the automotive industry and the strengthening economy. Forest products increased primarily due to a restocking of inventory to meet increased demand. In addition, paper mill demand was at a three year high and due to the wet conditions in the southeastern U.S., mills were forced to source from further distances.

Agriculture and minerals.  Revenues increased $23.4 million for the three months ended March 31, 2010, compared to the same period in 2009, due to increases in pricing and volume. Grain revenue increased as a portion of the traffic lost to vessel in 2009 was converted back to rail in Mexico. Increased length of haul also drove year over year revenue increases. Food products showed continued strength primarily due to new business.

Coal.  Revenue increased $11.7 million for the three months ended March 31, 2010, compared to the same period in 2009, primarily due to increases in pricing and fuel surcharge. Revenue per unit to existing electric generation customers increased due to re-pricing of coal contracts and increased fuel surcharge, which was partially offset by lower unit coal volumes.

Intermodal.  Revenues increased $12.0 million for the three months ended March 31, 2010, compared to the same period in 2009, primarily due to an increase in volume. Growth was driven by increased automotive parts traffic, conversion of cross border truck traffic to rail, haulage, trans-Pacific container volume due to inventory replenishment, a rebound in North American demand for automobiles and improvement in the economy.

Automotive.  Revenues increased $9.4 million for the three months ended March 31, 2010, compared to the same period in 2009, primarily due to an increase in volume. The volume increase was driven by strong year over year growth in North American automobile sales and an increase in parts and vehicle volume driven by a shift in production and distribution patterns from the U.S. to Mexico.

Operating Expenses

Operating expenses, as shown below (in millions), increased $29.7 million for the three months ended March 31, 2010, when compared to the same period in 2009, primarily due to fuel expense, compensation and benefit expense and the effect of fluctuations in the value of the U.S. dollar against the value of the Mexican peso for operating expenses denominated in Mexican pesos.

	Three Months Ended
	March 31,		Change
	2010	2009	Dollars	Percent

Compensation and benefits	$90.7	$78.0	$12.7	16%
Purchased services	44.9	45.6	(0.7)	(2)%
Fuel	60.8	43.3	17.5	40%
Equipment costs	38.7	39.1	(0.4)	(1)%
Depreciation and amortization	45.8	46.9	(1.1)	(2)%
Casualties and insurance	11.9	12.5	(0.6)	(5)%
Materials and other	35.3	33.0	2.3	7%

Total operating expenses	$328.1	$298.4	$29.7	10%

Compensation and benefits.  Compensation and benefits increased $12.7 million for the three months ended March 31, 2010, compared to the same period in 2009, primarily due to annual salary rate increases and incentive compensation, including the Mexico statutory profit sharing expense. In addition, compensation and benefits increased in Mexico due to fluctuations in the value of the U.S. dollar against the value of the Mexican peso. These increases were partially offset by lower employee headcount as compared to the prior year.

Purchased services.  Purchased services decreased $0.7 million for the three months ended March 31, 2010, compared to the same period in 2009, primarily due to lower locomotive maintenance as a result of a newer locomotive fleet and having fewer locomotives covered by maintenance agreements. Additionally, the opening of the Victoria-Rosenberg line in the second quarter of 2009 resulted in decreased use of certain trackage rights. These decreases were partially offset by volume-sensitive costs including joint facilities, security, and track and terminal services.

Fuel.  Fuel expense increased $17.5 million for the three months ended March 31, 2010, compared with the same period in 2009, primarily due to higher diesel fuel prices and consumption driven by increased carload/unit volumes, partially offset by increased fuel efficiency.

Equipment costs.  Equipment costs decreased $0.4 million for the three months ended March 31, 2010, compared with the same period in 2009. Lower freight car equipment lease expense was partially offset by the increase in the use of other railroads’ freight cars.

Depreciation and amortization.  Depreciation and amortization expenses decreased $1.1 million for the three months ended March 31, 2010, compared to the same period in 2009, primarily due to a change in the estimated useful lives of certain Mexican concession assets, which was effective as of October 1, 2009. In addition, depreciation expense decreased due to the impact of lower rates based on the depreciation study completed in third quarter 2009. The decreases were partially offset by an increase in depreciation expense due to a larger asset base. Depreciation expense on the asset base as of year-end 2009 will be lower on a quarterly basis by approximately $2.6 million due to the change in estimated useful lives of certain Mexican concession assets and approximately $1.0 million as a result of lower rates based on the depreciation study.

Casualties and insurance.  Casualties and insurance expenses decreased $0.6 million for the three months ended March 31, 2010, compared to the same period in 2009, primarily due to lower environmental expense.

Materials and other.  Materials and other expense increased $2.3 million for the three months ended March 31, 2010, compared to the same period in 2009, primarily due to a settlement related to a legal dispute.

Non-Operating Expenses

Equity in Net Earnings (Losses) of Unconsolidated Affiliates.  Equity in earnings from unconsolidated affiliates was $6.4 million for the three month period ended March 31, 2010, compared to $1.0 million for the same period in 2009. Significant components of this change are as follows:

•	Equity in earnings from the operations of Panama Canal Railway Company was $1.9 million for the three month period ended March 31, 2010, compared to $0.3 million for the same period in 2009. The increase is primarily due to an increase in container volume attributable to the improvement in the economy.

•	Equity in earnings of Southern Capital Corporation, LLC was $4.3 million for the three month period ended March 31, 2010, compared to $1.1 million for the same period in 2009. The increase is primarily due to the gain on sale of railcars and other equipment in 2010.

•	KCSM’s equity in earnings of Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”) was $0.2 million for the three month period ended March 31, 2010, compared to a loss of $0.4 million for the same period in 2009. The increase is primarily due to a slight recovery in volumes.

Interest Expense.  Interest expense increased by $2.6 million for the three months ended March 31, 2010, compared to the same period in 2009, primarily due to higher average interest rates, partially offset by lower debt balances.

Debt Retirement Costs.  Debt retirement costs for the three months ended March 31, 2010 and 2009 were $14.9 million and $5.9 million, respectively. In the first quarter of 2010, KCSM purchased $296.3 million of the 9 3/8% Senior Notes due May 1, 2012. The Company recorded debt retirement costs of $14.9 million related to the call premium and the write-off of unamortized debt issuance costs. In January 2009, KCSR redeemed its 7 1/2% Senior Notes due June 15, 2009 and expensed $5.3 million for cash tender offer expenses and unamortized debt issuance costs. In addition, in March 2009, KCSM repaid all amounts outstanding under the 2007 KCSM Credit Agreement and upon termination, wrote-off the unamortized debt issuance cost related to this debt.

Foreign Exchange.  For the three months ended March 31, 2010 and 2009, the foreign exchange gain was $2.6 million compared to a foreign exchange loss of $5.1 million for the same period in 2009, due to fluctuations in the value of the U.S. dollar versus the value of the Mexican peso.

Other Income, net.  Other income, net decreased by $1.0 million for the three months ended March 31, 2010, primarily due to gains on sale of land recognized in 2009.

Income Tax Expense.  For the three months ended March 31, 2010, income tax expense was $24.2 million as compared to $0.1 million for the same period in 2009. The effective income tax rate was 41.4% and (3.7%) for the three months ended March 31, 2010 and 2009, respectively. The changes in income tax expense and the effective tax rate were primarily due to higher pre-tax income and foreign exchange rate fluctuations.

Liquidity and Capital Resources

Overview

KCS’ primary uses of cash are to support operations; maintain and improve its railroad; pay debt service and preferred stock dividends; acquire new and maintain existing locomotives, rolling stock and other equipment; and meet other obligations. KCS’ cash flow from operations has historically been sufficient to fund operations, maintenance capital expenditures and debt service. External sources of cash (principally bank debt, public and private debt, preferred stock and leases) have been used to refinance existing indebtedness and to fund acquisitions, new investments and equipment additions. The Company generated $8.6 million of cash and cash equivalents during the three months ended March 31, 2010 — see “Cash Flow Information” below. On March 31, 2010, total available liquidity (the unrestricted cash balance plus revolving credit facility availability) was approximately $211 million.

The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to debt and equity capital markets, and other available financing resources will be sufficient to fund anticipated operating, capital and debt service requirements and other commitments in the foreseeable future. The Company intends to repay the outstanding balance of $40.0 million under the KCSR revolving credit facility within the next twelve months. KCS has no significant scheduled debt maturities until 2012.

As of March 31, 2010, KCS has a debt capitalization ratio (total debt as a percentage of total debt plus total equity) of 45.5 percent. Its primary sources of liquidity are cash flows generated from operations, borrowings under its revolving credit facility and access to debt and equity capital markets. Although KCS has had adequate access to the capital markets, as a non-investment grade company, the financial terms under which funding is obtained often contain restrictive covenants. The covenants constrain financial flexibility by restricting or prohibiting certain actions, including the ability to incur additional debt for any purpose other than refinancing existing debt, create or suffer to exist additional liens, make prepayments of particular debt, pay dividends on common stock, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale leaseback transactions. These restrictions, however, are subject to a number of qualifications and exceptions that provide the Company with varying levels of additional borrowing capacity. The Company was in compliance with all of its debt covenants as of March 31, 2010.

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

Standard & Poor’s Rating Services (“S&P”) rates the senior secured debt as BB-, the senior unsecured debt as B+, and the preferred stock as CCC. S&P maintains a corporate rating of B and its outlook remains stable for all issuers. Moody’s Investors Service (“Moody’s”) rates the senior secured debt as Ba2, the senior unsecured debt as B2, and the preferred stock as B3. Moody’s maintains a corporate rating of B1 for KCS and B2 for KCSM and its outlook remains stable for all issuers.

On January 7, 2010, pursuant to an offer to purchase, Kansas City Southern de México, S.A. de C.V. (“KCSM”), a wholly-owned subsidiary of KCS, commenced a cash tender offer for a portion of its 9 3/8% Senior Notes. On January 22, 2010, the Company purchased $290.0 million of the tendered 9 3/8% Senior Notes in accordance with the terms and conditions of the tender offer set forth in the offer to purchase using the proceeds received from the issuance of $300.0 million of KCSM 8.0% senior unsecured notes due February 1, 2018 (the “KCSM 8.0% Senior Notes”). Additionally, on February 1, 2010, KCSM purchased $6.3 million of the 9 3/8% Senior Notes. KCSM recorded debt retirement costs of $14.9 million in the first quarter of 2010. The remaining 9 3/8% Senior Notes mature on May 1, 2012 and are redeemable by KCSM at its option.

On January 22, 2010, KCSM issued the KCSM 8.0% Senior Notes, which bear interest semiannually at a fixed annual rate of 8.0%. The KCSM 8.0% Senior Notes were issued at a discount to par value, resulting in a $4.3 million discount and a yield to maturity of 8 1/4%. KCSM used the net proceeds from the issuance of the KCSM 8.0% Senior Notes and cash on hand to purchase $290.0 million in principal amount of the 9 3/8% Senior Notes tendered under an offer to purchase and pay all fees and expenses incurred in connection with the KCSM 8.0% Senior Notes offering and tender offer. The KCSM 8.0% Senior Notes are redeemable at KCSM’s option, in whole or in part, on and after February 1, 2014, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2014 — 104.000%, 2015 — 102.000%, 2016 — 100.000%. In addition, KCSM may redeem up to 35% of the KCSM 8.0% Senior Notes any time prior to February 1, 2013 from the proceeds of the sale of capital stock in KCSM or KCS and are redeemable, in whole but not in part, at KCSM’s option at their principal amount in the event of certain changes in the Mexican withholding tax rate.

The KCSM 8.0% Senior Notes are denominated in dollars and are unsecured, unsubordinated obligations, rank pari passu in right of payment with KCSM’s existing and future unsecured, unsubordinated obligations, and are senior in right of payment to KCSM’s future subordinated indebtedness. In addition, the KCSM Senior Notes include certain covenants which are customary for these types of debt instruments and borrowers with similar credit ratings. The KCSM 8.0% Senior Notes contain certain covenants that, among other things, prohibit or restrict KCSM from taking certain actions, including KCSM’s ability to incur debt, pay dividends or make other distributions in respect of its stock, issue guarantees, enter into certain transaction with affiliates, make restricted payments, sell certain assets, create liens, engage in sale- leaseback transactions and engage in mergers, divestitures and consolidations. However, these limitations are subject to a number of important qualifications and exceptions.

On March 16, 2010, KCS and KCSR entered into a Second Amendment (“Amendment No. 2”) to KCSR’s Amended and Restated Credit Agreement dated April 28, 2006, as amended by Amendment No. 1 dated as of May 31, 2007 (the “Existing Credit Agreement”), which extends the maturity of the revolving credit facility of the Existing Credit Agreement from April 28, 2011 to April 28, 2013. In consideration for this change, the parties to the agreement agreed to increase the Applicable Margin (as defined in Amendment No. 2) in respect of the revolving and swing line credit facilities. In addition, Amendment No. 2 modified certain covenants of the Existing Credit Agreement to permit the incurrence of certain indebtedness and the creation of liens related to such indebtedness, as well as certain prepayments of existing unsecured debt. Amendment No. 2 also provides for certain conforming revisions to the definitions and other terms set forth in the Existing Credit Agreement. Except as amended and supplemented by Amendment No. 2, all terms of the Existing Credit Agreement remained in full force and effect. As the Company intends to repay the outstanding balance under the revolving credit facility within the next twelve months, the outstanding amount of $40.0 million has been classified as a current liability as of March 31, 2010.

Cash Flow Information

Summary cash flow data follows (in millions):

	Three Months Ended
	March 31,
	2010	2009

Cash flows provided by (used for):
Operating activities	$111.5	$79.3
Investing activities	(81.8)	(131.0)
Financing activities	(21.1)	(36.5)

Net increase (decrease) in cash and cash equivalents	8.6	(88.2)
Cash and cash equivalents beginning of year	117.5	229.9

Cash and cash equivalents end of period	$126.1	$141.7

As compared to the three months ended March 31, 2009, cash flows from operating activities increased $32.2 million primarily as a result of increased net income from higher carload/unit volumes due to the recent improvement in the economy, partially offset by higher accounts receivable balances. Net investing cash outflows decreased $49.2 million primarily due to the completion of the Victoria-Rosenberg line in the second quarter of 2009. The decrease was partially offset by the acquisition of an intermodal facility in the first quarter of 2010. Additional information regarding capital expenditures is provided below. Financing cash outflows decreased $15.4 million primarily due to debt refinancing activities and associated debt costs payments. During the three months ended March 31, 2010, the Company repaid $305.7 million of outstanding debt, including the repurchase of the 9 3/8% Senior Notes, and paid $20.6 million in debt costs. During the same period, the Company received proceeds of $295.7 million from the issuance of the KCSM 8.0% Senior Notes.

Capital Expenditures

KCS has funded, and expects to continue to fund capital expenditures with funds from operating cash flows, equipment leases, and debt and equity financing.

The following table summarizes capital expenditures by type for the consolidated operations for the three months ended March 31, 2010 and 2009 respectively (in millions).

	Three Months Ended
	March 31,
	2010	2009

Roadway capital program	$42.2	$44.4
Equipment	3.3	2.3
Capacity	0.2	44.2
Information technology	3.4	2.7
Other	2.6	5.2

Total capital expenditures (accrual basis)	51.7	98.8
Change in capital accruals	0.6	16.6

Total cash capital expenditures	$52.3	$115.4

For the three months ended March 31, 2009, approximately 45% of total capital expenditures were related to the Victoria-Rosenberg line, which was completed in the second quarter of 2009.

Other Matters

Employee and Labor Relations.  KCSM union employees are covered by one labor agreement, which was signed on June 23, 1997, between KCSM and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (Mexican Railroad Union), for a term of 50 years, for the purpose of regulating the relationship between the parties and improving conditions for the union employees. Approximately 80% of KCSM employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other terms are subject to negotiation every two years. The negotiation of the compensation terms and all other benefits was started with the Mexican Railroad Union in June of 2009. As of the date of this filing, these negotiations, as well as the negotiations with the union regarding the retirement benefit continue to be discussed. The anticipated resolutions of these negotiations are not expected to have a material impact to the consolidated financial statements. The union labor negotiation with the Mexican Railroad Union has not historically resulted in any strike, boycott, or other disruption in KCSM’s business operations.

Approximately 80% of KCSR employees are covered by collective bargaining agreements. KCSR participates in industry-wide bargaining as a member of the National Carriers’ Conference Committee. Long-term settlement agreements were reached during 2007 and 2008 covering all of KCSR’s unionized work force through January 1, 2010. A negotiating process for new, major collective bargaining agreements covering substantially all of KCSR’s union employees has been underway since the bargaining round was initiated in November of 2009. The agreements reached in 2007 and 2008 continue in effect until new agreements are reached. Contract negotiations with the various unions generally take place over an extended period of time and have not historically resulted in any strike, boycott, or other disruption in the Company’s business operations. The Company does not believe the expected settlements will have a material impact to the consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There was no material change during the quarter from the information set forth in Part II, Item 7A. “Quantitative and Qualitative Disclosure about Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2009.

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

(b)	Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 4T.	Controls and Procedures

Not applicable.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

For information related to the Company’s settlements and other legal proceedings, see Note 10, Commitments and Contingencies under Part I, Item 1, of this quarterly report on Form 10-Q.

Item 1A.	Risk Factors

There were no material changes during the quarter to the Risk Factors disclosed in Item 1A — “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.
Description of Exhibits Filed with this Report

10.1	Settlement Agreement , dated February 9, 2010, between KCSM and Ferrocarril Mexicano, S.A. de C.V. (“Ferromex”), Ferrosur S.A. de C.V., Minera México, S.A. de C.V., Infraestructura y Transportes Ferroviarios, S.A. de C.V., Infraestructura y Transportes México, S.A. de C.V., Líneas Ferroviarias de México, S.A. de C.V., Grupo Ferroviario Mexicano, S.A. de C.V., and Grupo México, S.A.B. de C.V. is attached to this Form 10-Q as Exhibit 10.1.*
10.2	Trackage Rights Agreement, dated February 9, 2010, between KCSM and Ferromex is attached to this Form 10-Q as Exhibit 10.2.*
15.1	Letter regarding unaudited interim financial information is attached to this Form 10-Q as Exhibit 15.1.
18.1	Letter regarding change in accounting principles is attached to this Form 10-Q as Exhibit 18.1.
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.1.
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.2.
32.1	Principal Executive Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.1.
32.2	Principal Financial Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.2.
101	The following financial information from Kansas City Southern’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, formatted in XBRL (Extensible Business Reporting Language) includes:(i) Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009, (ii) Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

Exhibit No.	Description of Exhibits Incorporated by Reference

4.1	Indenture, dated January 22, 2010, between Kansas City Southern de México, S.A. de C.V., and U.S. Bank National Association, as trustee and paying agent, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on January 28, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.1.
4.2	Registration Rights Agreement, dated January 22, 2010, between Kansas City Southern de México, S.A. de C.V., and Banc of America Securities LLC, J.P. Morgan Securities Inc., Scotia Capital (USA) Inc., BBVA Securities Inc. and BMO Capital Markets Corp, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on January 28, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.2.
10.3	Second Amendment to the Amended and Restated Credit Agreement, dated March 16, 2010, among KCSR, KCS, the subsidiary guarantors, the lenders party thereto and The Bank of Nova Scotia, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 22, 2010 (File No. 1-4717) is incorporated herein by reference as Exhibit 10.3.

*	Certain portions of this exhibit have been omitted pursuant to our request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on April 27, 2010.

Kansas City Southern

/s/  Michael W. Upchurch
Michael W. Upchurch
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/  Mary K. Stadler
Mary K. Stadler
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)