Form 10-Q
period 2010-06-30
KANSAS CITY SOUTHERN
filed 2010-07-27
CIK 54480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer   ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 20, 2010
Common Stock, $0.01 per share par value	102,554,920 Shares

Kansas City Southern

Form 10-Q

June 30, 2010

Kansas City Southern

Form 10-Q

June 30, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Introductory Comments

The Consolidated Financial Statements included herein have been prepared by Kansas City Southern, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As used herein, “KCS” or the “Company” may refer to Kansas City Southern or, as the context requires, to one or more subsidiaries of Kansas City Southern. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted, pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the consolidated financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Results for the three and six months ended June 30, 2010 are not necessarily indicative of the results expected for the full year ending December 31, 2010.

Kansas City Southern

Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In millions, except share and per share amounts) (Unaudited)

Revenues	$461.6	$341.3	$897.9	$687.3

Operating expenses:
Compensation and benefits	93.7	79.0	184.4	157.0
Purchased services	48.0	46.6	92.9	92.2
Fuel	69.1	40.2	129.9	83.5
Equipment costs	41.3	41.2	80.0	80.3
Depreciation and amortization	46.9	47.4	92.7	94.3
Casualties and insurance	0.2	7.7	12.1	20.2
Materials and other	35.2	36.1	70.5	69.1

Total operating expenses	334.4	298.2	662.5	596.6

Operating income	127.2	43.1	235.4	90.7
Equity in net earnings of unconsolidated affiliates	4.6	2.0	11.0	3.0
Interest expense	(41.9)	(45.4)	(86.3)	(87.2)
Debt retirement costs	(32.5)	—	(47.4)	(5.9)
Foreign exchange gain (loss)	(1.4)	6.0	1.2	0.9
Other income, net	1.0	2.9	1.5	4.4

Income before income taxes and noncontrolling interest	57.0	8.6	115.4	5.9
Income tax expense	19.6	1.5	43.8	1.6

Net income	37.4	7.1	71.6	4.3
Noncontrolling interest	—	0.5	(1.1)	0.4

Net income attributable to Kansas City Southern and subsidiaries	37.4	6.6	72.7	3.9
Preferred stock dividends	2.8	0.1	5.5	5.5

Net income (loss) available to common shareholders	$34.6	$6.5	$67.2	$(1.6)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.35	$0.07	$0.69	$(0.02)

Diluted earnings (loss) per share	$0.34	$0.07	$0.68	$(0.02)

Average shares outstanding (in thousands):
Basic	99,907	91,955	97,946	91,425
Potentially dilutive common shares	459	7,453	514	—

Diluted	100,366	99,408	98,460	91,425

See accompanying notes to consolidated financial statements.

Kansas City Southern

Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(In millions, except share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$84.3	$117.5
Accounts receivable, net	176.4	139.4
Restricted funds	30.9	35.8
Materials and supplies	106.1	106.4
Deferred income taxes	166.5	151.7
Other current assets	56.6	63.0

Total current assets	620.8	613.8
Investments	46.4	46.8
Property and equipment (including concession assets), net	4,789.6	4,722.4
Other assets	89.2	71.3

Total assets	$5,546.0	$5,454.3

LIABILITIES AND EQUITY
Current liabilities:
Debt due within one year	$84.7	$68.1
Accounts payable and accrued liabilities	380.5	342.7

Total current liabilities	465.2	410.8
Long-term debt	1,615.3	1,911.9
Deferred income taxes	604.5	558.6
Other noncurrent liabilities and deferred credits	242.2	247.2

Total liabilities	2,927.2	3,128.5

Commitments and contingencies	—	—
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding	6.1	6.1
Series D — cumulative convertible perpetual preferred stock, $1 par, 5.125%, 210,000 shares authorized and issued, 209,995 shares outstanding with a liquidation preference of $1,000 per share	0.2	0.2
$.01 par, common stock, 400,000,000 shares authorized; 116,352,298 and 110,583,068 shares issued at June 30, 2010 and December 31, 2009, respectively; 102,515,767 and 96,213,346 shares outstanding at June 30, 2010 and December 31, 2009, respectively	1.0	0.9
Paid-in capital	886.6	661.4
Retained earnings	1,445.9	1,378.8
Accumulated other comprehensive loss	(2.7)	(4.4)

Total stockholders’ equity	2,337.1	2,043.0
Noncontrolling interest	281.7	282.8

Total equity	2,618.8	2,325.8

Total liabilities and equity	$5,546.0	$5,454.3

See accompanying notes to consolidated financial statements.

Kansas City Southern

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2010	2009
	(In millions)
	(Unaudited)
Operating activities:
Net income	$71.6	$4.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92.7	94.3
Deferred income taxes	42.9	1.1
Equity in undistributed earnings of unconsolidated affiliates	(11.0)	(3.0)
Share-based compensation	4.5	4.9
Excess tax benefit from share-based compensation	(15.5)	—
Other deferred compensation	3.2	(1.7)
Distributions from unconsolidated affiliates	10.5	—
Gain on sale of assets	(0.4)	(3.6)
Debt retirement costs	47.4	5.9
Changes in working capital items:
Accounts receivable	(36.5)	(1.1)
Materials and supplies	0.4	(16.5)
Other current assets	5.9	11.6
Accounts payable and accrued liabilities	23.5	(16.3)
Other, net	(18.9)	5.5

Net cash provided by operating activities	220.3	85.4

Investing activities:
Capital expenditures	(120.9)	(226.1)
Acquisition of an intermodal facility, net of cash acquired	(25.0)	—
Property investments in MSLLC	(10.5)	(12.3)
Proceeds from disposal of property	3.5	7.9
Other, net	7.5	0.5

Net cash used for investing activities	(145.4)	(230.0)

Financing activities:
Proceeds from issuance of long-term debt	295.7	189.8
Repayment of long-term debt	(589.0)	(250.1)
Proceeds from common stock issuance	214.9	51.3
Debt costs	(40.4)	(9.3)
Proceeds from employee stock plans	0.7	0.8
Excess tax benefit from share-based compensation	15.5	—
Preferred stock dividends paid	(5.5)	(5.5)

Net cash used for financing activities	(108.1)	(23.0)

Cash and cash equivalents:
Net decrease during each period	(33.2)	(167.6)
At beginning of year	117.5	229.9

At end of period	$84.3	$62.3

See accompanying notes to consolidated financial statements.

Kansas City Southern

Notes to Consolidated Financial Statements

1. Accounting Policies, Interim Financial Statements and Basis of Presentation

In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the results for interim periods. All adjustments made were of a normal and recurring nature. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010. Certain prior year amounts have been reclassified to conform to the current year presentation.

During the first quarter of 2010, the Company elected to change its accounting policy for rail grinding costs from a capitalization method to a direct expense method. Previously, the Company capitalized rail grinding costs as an improvement to the rail. The Company believes it is preferable to expense these costs as incurred to eliminate the subjectivity in determining the period of benefit associated with rail grinding over which to depreciate the associated capitalized costs. The Company has reflected this change as a change in accounting principle from an accepted accounting principle to a preferable accounting principle in accordance with Accounting Standards Codification 250 “Accounting for Changes and Error Corrections.” Comparative financial statements for all periods have been adjusted to apply the change in accounting principle retrospectively.

The following line items in the consolidated statement of operations were affected by the change in accounting principle (in millions, except per share amounts):

	Three Months Ended June 30, 2009
	As reported	As adjusted	Change
Compensation and benefits	$79.1	$79.0	$(0.1)
Purchased services	46.0	46.6	0.6
Depreciation and amortization	47.6	47.4	(0.2)
Income before income taxes and noncontrolling interest	8.9	8.6	(0.3)
Income tax expense	1.6	1.5	(0.1)
Net income	7.3	7.1	(0.2)
Diluted earnings per share	$0.07	$0.07	$—

	Six Months Ended June 30, 2009
	As reported	As adjusted	Change
Compensation and benefits	$157.1	$157.0	(0.1)
Purchased services	90.5	92.2	$1.7
Depreciation and amortization	94.7	94.3	(0.4)
Income before income taxes and noncontrolling interest	7.1	5.9	(1.2)
Income tax expense	2.0	1.6	(0.4)
Net income	5.1	4.3	(0.8)
Diluted loss per share	$(0.01)	$(0.02)	$(0.01)

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

The following line items in the consolidated balance sheet were affected by the change in accounting principle (in millions):

	December 31, 2009
	As reported	As adjusted	Change
Property and equipment (including concession assets), net	$4,747.2	$4,722.4	$(24.8)
Deferred income tax liability	567.1	558.6	(8.5)
Other noncurrent liabilities and deferred credits	247.7	247.2	(0.5)
Retained earnings	1,394.6	1,378.8	(15.8)
Total equity	2,341.6	2,325.8	(15.8)

As of January 1, 2008, the cumulative effect of the change in accounting principle on property and equipment (including concession assets), deferred income tax liability, other noncurrent liabilities and deferred credits and retained earnings was ($20.5) million, ($7.3) million, ($0.4) million and ($12.8) million, respectively.

During the third quarter of 2009, the Company identified that changes in accounts payable and accrued liabilities related to capital spending had not been correctly presented in the Company’s prior period consolidated cash flow statements. Changes in these accruals had previously been classified within cash flows from operating activities and should have been classified as capital expenditures within investing activities, in order to report capital expenditures on a cash basis rather than on an accrual basis. The accompanying consolidated cash flow statement for the six months ended June 30, 2010 presents capital expenditures on a cash basis. The accompanying consolidated cash flow statement for the six months ended June 30, 2009 has been revised to present capital expenditures on a cash basis. This revision did not impact the change in cash and cash equivalents as previously reported, however, net cash provided by operating activities, capital expenditures and cash used by investing activities increased by $48.0 million for the six months ended June 30, 2009. This revision did not impact operating income or net income, working capital, or any earnings per share measures as previously reported.

The change in accounting principle and the revision related to the classification of capital expenditures on a cash basis rather than on an accrual basis did not have an impact on the change in cash and cash equivalents in the consolidated statement of cash flows; however, the following line items were affected by these adjustments (in millions):

	Six Months Ended June 30, 2009
	As reported	As adjusted	Change
Net cash provided by operating activities	$39.1	$85.4	$46.3
Net cash used for investing activities	(183.7)	(230.0)	(46.3)

2. Earnings (Loss) Per Share Data

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

The following table reconciles the weighted average shares used for the basic earnings (loss) per share computation to the shares used for the diluted earnings (loss) per share computation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic shares	99,907	91,955	97,946	91,425
Effect of dilution	459	7,453	514	—

Diluted shares	100,366	99,408	98,460	91,425

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

For the three and six months ended June 30, 2010, the Company excluded from the computation of dilutive shares the assumed conversion of preferred stock to 7,000,000 shares of common stock and approximately 205,000 stock options because the impact would have been anti-dilutive. For the three months ended June 30, 2009, approximately 72,000 stock options were excluded from the computation of diluted shares because the impact would have been anti-dilutive. For the six months ended June 30, 2009, the assumed conversion of preferred stock to 7,000,000 shares of common stock and approximately 545,000 stock options were excluded from the computation of diluted shares because the impact would have been anti-dilutive due to the loss reported in the period.

There are no reconciling items between net income (loss) available to common stockholders for purposes of basic earnings (loss) per share and net income (loss) available to common stockholders for purposes of diluted earnings (loss) per share.

3. Property and Equipment (including Concession Assets)

Property and equipment, including concession assets, and related accumulated depreciation and amortization are summarized below (in millions):

	June 30, 2010	December 31, 2009
Land	$178.2	$162.9
Concession land rights	137.6	137.6
Road property	4,789.2	4,644.4
Equipment	690.0	679.3
Technology and other	127.3	125.3
Construction in progress	117.4	165.6

Total property	6,039.7	5,915.1
Accumulated depreciation and amortization	1,250.1	1,192.7

Net property	$4,789.6	$4,722.4

Concession assets, net of accumulated amortization of $280.6 million and $259.4 million, totaled $1,774.9 million and $1,768.0 million at June 30, 2010 and December 31, 2009, respectively.

4. Fair Value Measurements

The Company’s short term financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of the short term financial instruments approximates the fair value due to their short term nature.

The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $1,771.4 million and $2,031.1 million at June 30, 2010 and December 31, 2009, respectively. The financial statement carrying value was $1,700.0 million and $1,980.0 million at June 30, 2010 and December 31, 2009, respectively.

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

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

The following tables present the Company’s liabilities measured at fair value on a recurring basis (in millions):

	Fair Value Measurements			Net Liabilities at Fair Value
	Level 1	Level 2	Level 3
June 30, 2010
Interest rate contracts	$—	$2.3	$—	$2.3
Fuel swap contracts	—	2.2	—	2.2

Net liabilities, at fair value	$—	$4.5	$—	$4.5

December 31, 2009
Interest rate contracts	$—	$4.9	$—	$4.9

Net liabilities, at fair value	$—	$4.9	$—	$4.9

The Company determines the fair values of its derivative financial instrument positions based upon pricing models using inputs observed from actively quoted markets. Pricing models take into consideration the contract terms as well as other inputs, including forward interest rate curves.

5. Derivative Instruments

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

Credit Risk. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages the counterparty credit risk by entering into contracts with large financial institutions with which the Company has an established banking relationship. As of June 30, 2010, the Company did not expect any losses as a result of default of its counterparties.

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

Fuel Derivative Transactions. In the first quarter of 2010, the Company entered into fuel swap agreements, which have not been designated as hedging instruments. Gains and losses for derivatives which have not been designated as hedging instruments are recorded in fuel expense in the consolidated statement of operations. As of June 30, 2010, the Company has outstanding fuel swap agreements for 15.3 million gallons of diesel fuel purchases through the end of 2010 at an average swap price of $2.24 per gallon.

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

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

The following table presents the fair value of derivative instruments included in the consolidated balance sheet (in millions):

	Liability Derivatives
	Balance Sheet Location	June 30, 2010	December 31, 2009
Derivatives designated as hedging instruments:
Interest rate contracts	Accounts payable & accrued liabilities	$2.3	$3.2
Interest rate contracts	Other non-current liabilities & deferred credits	—	1.7

Total derivatives designated as hedging instruments		2.3	4.9

Derivatives not designated as hedging instruments:
Fuel swap contracts	Accounts payable & accrued liabilities	2.2	—

Total derivatives not designated as hedging instruments		2.2	—

Total liability derivatives		$4.5	$4.9

The following table presents the amounts affecting the consolidated statement of operations for the three months ended June 30 (in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2010	2009		2010	2009		2010	2009
Interest rate contracts	$0.1	$(0.5)	Interest expense	$(1.6)	$(0.9)	Interest expense	$—	$—
Fuel swap contracts	—	2.5	Fuel expense	—	—	Fuel Expense	—	—

Total	$0.1	$2.0		$(1.6)	$(0.9)		$—	$—

Derivatives not designated as hedging instruments			Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/ (Loss) Recognized in Income on Derivative
				2010	2009
Fuel swap contracts			Fuel expense	$(3.2)	$0.8

Total				$(3.2)	$0.8

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

The following table presents the amounts affecting the consolidated statement of operations for the six months ended June 30

(in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2010	2009		2010	2009		2010	2009
Interest rate contracts	$(0.5)	$(1.2)	Interest expense	$(3.1)	$(1.6)	Interest expense	$—	$—
Fuel swap contracts	—	0.9	Fuel expense	—	(0.2)	Fuel Expense	—	(2.0)

Total	$(0.5)	$(0.3)		$(3.1)	$(1.8)		$—	$(2.0)

Derivatives not designated as hedging instruments			Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/ (Loss) Recognized in Income on Derivative
				2010	2009
Fuel swap contracts			Fuel expense	$(2.9)	$0.8

Total				$(2.9)	$0.8

6. Acquisition

On March 3, 2010, the Company acquired an intermodal facility in Mexico. The aggregate purchase price for the intermodal facility was $25.1 million, which was funded by existing cash. As a result of the final valuation completed in the second quarter of 2010, the Company recorded goodwill of $2.6 million and identifiable intangible assets of $2.0 million. The acquisition is not material to the Company’s consolidated financial statements.

7. Common Stock Offering

On May 4, 2010, the Company completed a public offering of 5,769,230 shares of its common stock at a price of $39 per share. The Company received net proceeds of approximately $214.9 million after deducting offering expenses, underwriting discounts and commissions.

8. Long-Term Debt

On January 7, 2010, pursuant to an offer to purchase, Kansas City Southern de México, S.A. de C.V. (“KCSM”), a wholly-owned subsidiary of KCS, commenced a cash tender offer for a portion of its 9 3/8 % senior unsecured notes due May 1, 2012 (the “9 3/8% Senior Notes”). On January 22, 2010, the Company purchased $290.0 million of the tendered 9 3/8% Senior Notes in accordance with the terms and conditions of the tender offer set forth in the offer to purchase using the proceeds received from the issuance of $300.0 million of KCSM 8.0% senior unsecured notes due February 1, 2018 (the “KCSM 8.0% Senior Notes”). Additionally, on February 1, 2010, KCSM repurchased $6.3 million of the 9 3/8% Senior Notes. KCSM recorded debt retirement costs of $14.9 million in the first quarter of 2010.

On January 22, 2010, KCSM issued the $300.0 million KCSM 8.0% Senior Notes due February 1, 2018, which bear interest semiannually at a fixed annual rate of 8.0%. The KCSM 8.0% Senior Notes were issued at a discount to par value, resulting in a $4.3 million discount and a yield to maturity of 8 1/4%. KCSM used the net proceeds from the issuance of the KCSM 8.0% Senior Notes and cash on hand to purchase $290.0 million in principal amount of the 9 3/8% Senior Notes tendered under an offer to purchase and pay all fees and expenses incurred in connection with the KCSM 8.0% Senior Notes offering and tender offer. The KCSM 8.0% Senior Notes are redeemable at KCSM’s option, in whole or in part, on and after February 1, 2014, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2014 — 104.000%, 2015 — 102.000%, 2016 — 100.000%. In addition, KCSM may redeem up to 35% of the KCSM 8.0% Senior Notes any time prior to February 1, 2013 from the proceeds of the sale of capital stock in KCSM or KCS and are redeemable, in whole but not in part, at KCSM’s option at their principal amount in the event of certain changes in the Mexican withholding tax rate.

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

The KCSM 8.0% Senior Notes are denominated in dollars and are unsecured, unsubordinated obligations, rank pari passu in right of payment with KCSM’s existing and future unsecured, unsubordinated obligations, and are senior in right of payment to KCSM’s future subordinated indebtedness. In addition, the KCSM 8.0% Senior Notes include certain covenants which are customary for these types of debt instruments and borrowers with similar credit ratings. The KCSM 8.0% Senior Notes contain certain covenants that, among other things, prohibit or restrict KCSM from taking certain actions, including KCSM’s ability to incur debt, pay dividends or make other distributions in respect of its stock, issue guarantees, enter into certain transaction with affiliates, make restricted payments, sell certain assets, create liens, engage in sale-leaseback transactions and engage in mergers, divestitures and consolidations. However, these limitations will be subject to a number of important qualifications and exceptions.

On March 16, 2010, KCS and The Kansas City Southern Railway Company (“KCSR”), a wholly-owned subsidiary of KCS, entered into a Second Amendment (“Amendment No. 2”) to KCSR’s Amended and Restated Credit Agreement dated April 28, 2006, as amended by Amendment No. 1 dated as of May 31, 2007 (the “Existing Credit Agreement”), which extends the maturity of the revolving credit facility of the Existing Credit Agreement from April 28, 2011 to April 28, 2013. In consideration for this change, the parties to the agreement agreed to increase the Applicable Margin (as defined in Amendment No. 2) in respect of the revolving and swing line credit facilities. In addition, Amendment No. 2 modified certain covenants of the Existing Credit Agreement to permit the incurrence of certain indebtedness and the creation of liens related to such indebtedness, as well as certain prepayments of existing unsecured debt. Amendment No. 2 also provides for certain conforming revisions to the definitions and other terms set forth in the Existing Credit Agreement. Except as amended and supplemented by Amendment No. 2, all terms of the Existing Credit Agreement remained in full force and effect. In the second quarter of 2010, the Company repaid the outstanding balance of $40.0 million on the KCSR’s $125.0 million revolving credit facility.

On June 4, 2010, the Company used the proceeds from the common stock offering, together with other available cash, to redeem $66.5 million principal amount of the 13.0% Senior Notes due 2013 issued by KCSR, $70.0 million principal amount of the 12.5% Senior Notes due 2016 issued by KCSM and $100.0 million principal amount of the 9 3/8% Senior Notes issued by KCSM, as well as pay $19.7 million of call premiums and other expenses associated with such redemptions. In addition, the Company wrote-off $12.8 million of unamortized debt issuance costs and original issue discounts associated with the redemption of the notes.

As the Company intends to purchase the remaining 9 3/8% Senior Notes issued by KCSM within the next twelve months, the outstanding principal amount of $63.7 million has been classified as a current liability as of June 30, 2010.

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

9. Equity

The following tables summarize the changes in equity (in millions):

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity
Beginning Balance	$2,082.0	$281.7	$2,363.7	$1,890.9	$273.6	$2,164.5

Comprehensive income:
Net income	37.4	—	37.4	6.6	0.5	7.1
Unrealized gain on cash flow hedges, net of tax of less than $0.1 million and $0.8 million	0.1	—	0.1	1.2	—	1.2
Reclassification adjustment from cash flow hedges included in net income, net of tax of $0.7 million and $0.2 million	0.9	—	0.9	0.7	—	0.7
Cumulative translation adjustment - FTVM, net of tax of less than $(0.1) million and $0.3 million	(0.2)	—	(0.2)	0.6	—	0.6

Comprehensive income	38.2	—	38.2	9.1	0.5	9.6
Contribution from noncontrolling interest	—	—	—	—	9.6	9.6
Common stock issued	214.9	—	214.9	51.3	—	51.3
Dividends on $25 par preferred stock	—	—	—	(0.1)	—	(0.1)
Dividends on series D cumulative preferred stock	(2.8)	—	(2.8)	—	—	—
Options exercised and stock subscribed, net of shares withheld for employee taxes	(0.3)	—	(0.3)	0.4	—	0.4
Tax benefit from share-based compensation	3.8	—	3.8	—	—	—
Share-based compensation	1.3	—	1.3	2.8	—	2.8

Ending Balance	$2,337.1	$281.7	$2,618.8	$1,954.4	$283.7	$2,238.1

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity
Beginning Balance	$2,043.0	$282.8	$2,325.8	$1,896.6	$273.7	$2,170.3

Comprehensive income:
Net income	72.7	(1.1)	71.6	3.9	0.4	4.3
Unrealized loss on cash flow hedges, net of tax of $(0.2) million and $(0.1) million	(0.3)	—	(0.3)	(0.2)	—	(0.2)
Reclassification adjustment from cash flow hedges included in net income, net of tax of $1.3 million and $0.7 million	1.8	—	1.8	1.1	—	1.1
Cumulative translation adjustment - FTVM, net of tax of $0.1 million and $(0.1) million	0.2	—	0.2	0.7	—	0.7

Comprehensive income	74.4	(1.1)	73.3	5.5	0.4	5.9
Contribution from noncontrolling interests	—	—	—	—	9.6	9.6
Common stock issued	214.9	—	214.9	51.3	—	51.3
Dividends on $25 par preferred stock	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Dividends on series D cumulative preferred stock	(5.4)	—	(5.4)	(5.4)	—	(5.4)
Options exercised and stock subscribed, net of shares withheld for employee taxes	(9.7)	—	(9.7)	1.6	—	1.6
Tax benefit from share-based compensation	15.5	—	15.5	—	—	—
Share-based compensation	4.5	—	4.5	4.9	—	4.9

Ending Balance	$2,337.1	$281.7	$2,618.8	$1,954.4	$283.7	$2,238.1

10. Share-Based Compensation

Market Based Awards. On March 1, 2010, the Company granted approximately 191,000 stock options and 108,000 shares of nonvested stock (collectively, the “Award”) under the Kansas City Southern 2008 Stock Option and Performance Award Plan. The Award contains a market condition that accelerates the vesting in three tranches if the closing price of the Company’s common stock is above $38.95, $42.85 or $47.14 for a period of thirty consecutive trading days. If the target share prices are not met, the awards will vest in March 2013.

The fair value and service period of each Award is estimated on the date of grant using the Monte Carlo simulation model. The weighted average fair value of stock options and nonvested stock granted during March 2010 was $15.96 and $35.41, respectively, and the derived service period ranges from 1.1 to 3.0 years.

Stock Options. During the six months ended June 30, 2010, 725,315 stock options with an intrinsic value of $18.2 million were exercised. Cash received from option exercises during the period was $0.7 million.

Nonvested Stock. During the six months ended June 30, 2010, 334,571 shares vested and the fair value (at vest date) was $11.5 million.

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

11. Commitments and Contingencies

Concession Duty. Under KCSM’s railroad concession from the Mexican government (the “Concession”), the Mexican government has the right to receive a payment from the Company equivalent to 0.5% of the gross revenue during the first 15 years of the Concession period and 1.25% of the gross revenue during the remaining years of the Concession period. For the three and six months ended June 30, 2010, the concession duty expense, which is recorded within operating expenses, amounted to $1.1 million and $2.1 million, compared to $0.7 million and $1.5 million for the same periods in 2009.

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

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

Environmental remediation expense was $1.9 million and $3.5 million for the six months ended June 30, 2010 and 2009, respectively, and was included in casualties and insurance expense on the consolidated statements of operations. Additionally, as of June 30, 2010, KCS had a reserve for environmental remediation of $4.7 million. This amount was derived from a range of reasonable estimates based upon the studies and site surveys described above and in accordance with the accounting guidance for the recognition of loss contingencies.

Personal Injury Claim Reserves. The Company’s personal injury claim reserve is based on semi-annual actuarial studies performed on an undiscounted basis. This reserve is based on personal injury claims filed and an estimate of claims incurred but not yet reported. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Adjustments to the liability are reflected within operating expenses in the period in which changes to estimates are known. Personal injury claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The personal injury claim reserve balance as of June 30, 2010 is based on an updated actuarial study of personal injury reserves for data through May 31, 2010 and review of the last month’s experience. The activity in the reserve follows (in millions):

	Six Months Ended June 30,
	2010	2009
Balance at beginning of year	$86.9	$90.7
Accruals, net (includes the impact of actuarial studies)	(2.5)	—
Payments	(8.8)	(7.9)

Balance at end of period	$75.6	$82.8

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

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

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

Trackage Rights Settlement Agreement with Ferromex. KCSM’s operations are subject to certain trackage rights, switching rights, and interline services with Ferromex. KCSM and Ferromex entered into a Trackage Rights, Switching and Interline Settlement Agreement, dated February 9, 2010 (the “Trackage Rights Agreement”). Pursuant to the Trackage Rights Agreement, the parties terminated, in a definitive and irrevocable manner, all actions and procedures regarding: (a) rates applicable to trackage rights, switching and interlinear services from January 1, 2009 onward but not regarding the applicable rates before January 1, 2009 or the amounts owed by the parties to one another prior to the execution of the Trackage Rights Agreement; (b) the scope of certain trackage rights in Monterrey, Nuevo León, Guadalajara, Jalisco and Altamira, Tamaulipas, the Long Trackage Right, and Aguascalientes; and (c) court costs, as well as any other directly-related issue or dispute that arises from, is related in any manner directly or indirectly with, the terms and conditions and/or scope of such mandatory trackage and/or switching rights or that arises by reason of the definition of trackage rights (the “Settlement Controversies”). The parties waived their rights to any future actions derived from or related to the Settlement Controversies. Further, KCSM and Ferromex set the rates applicable for January 1, 2009 for each party for the use of the other party’s trackage. The retroactive application of these rates to January 1, 2009 did not have a material impact on the results of operations.

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

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

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

On July 23, 2008, the SCT delivered notice to KCSM of new proceedings against KCSM, claiming, among other things, that KCSM refused to grant Ferromex access to certain trackage over which Ferromex alleges it has trackage rights on six different occasions and thus denied Ferromex the ability to provide service to the Auto Manufacturer at this location. On August 13, 2008, KCSM filed a response to the SCT. On July 15, 2010, the SCT resolved to consolidate these six sanctioning proceedings into a single proceeding, determining that the actions that motivated the underlying claims constitute a single occasion. Management believes that even if KCSM were to be found liable, a single sanction would be imposed and could be challenged in the Administrative and Fiscal Federal Court. A single sanction would more likely decrease the severity of any penalties levied against KCSM as a consequence thereof and makes it more likely that any unfavorable resolution will not have a material impact on KCSM’s results of operations.

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

Disputes Relating to the Provision of Services to the Auto Manufacturer. KCSM is involved in several disputes related to providing services to the Auto Manufacturer. In March 2008, the Auto Manufacturer filed an arbitration suit against KCSM under a contract for services to the Auto Manufacturer’s plants in Mexico, which, as amended, had a stated termination date of January 31, 2008. Among other claims, the Auto Manufacturer claimed that the contract was implicitly extended and continued in effect beyond its stated termination date. The Auto Manufacturer is seeking a declaration by the arbitrator that the rates being assessed by KCSM are discriminatory, even though the rates being charged are within the legal rate limits set by Mexican law for such freight transportation. The Auto Manufacturer has also filed counterclaims against KCSM related to other terms and conditions under the contract. KCSM claimed that the contract did in fact expire on its stated termination date, and that services rendered thereafter are thus subject to the general terms and conditions (including rates) applicable in the absence of a specific contract, pursuant to Mexican law. Accordingly, KCSM filed a counterclaim against the Auto Manufacturer to, among other things, recover the applicable rate difference between the rates under the contract and KCSM’s rates. The arbitration was divided in two phases. On May 18, 2009, the arbitrator issued an award on the first phase of the arbitration proceeding ruling that the contract had terminated on May 8, 2008. As of the date of this filing, the second phase of the arbitration proceeding regarding the claim that the rates assessed by KCSM are discriminatory, and the other disputed issues, are in the evidentiary stage and have not been resolved. Management believes the final resolution of these claims will not have any material impact on KCSM’s results of operations.

Third Party Contractual Agreements. In the normal course of business, the Company enters into various third party contractual agreements related to commercial arrangements and the use of other railroads’ or governmental entities’ infrastructure needed for the operations of the business. The Company is involved or may become involved in certain disputes involving transportation rates, charges, and interpretations related to these agreements. While the outcome of these matters cannot be predicted with certainty, the Company does not believe, when finally resolved, that these disputes will have a material effect on its results of operations or financial condition. However, an unexpected adverse resolution could have a material effect on the results of operations in a particular quarter or fiscal year.

Income tax. Tax returns filed in the U.S. from 2004 through the current year and in Mexico from 2003 through the current year remain open to examination by the taxing authorities. The 2008 U.S. tax return and the 2003 through 2005 Mexico tax returns are currently under examination. The Company received an audit assessment for the year ended December 31, 2003, from Servicio de Administracion Tributaria (“SAT”), the Mexican equivalent of the Internal Revenue Service. The Company filed its response to this assessment on March 8, 2010. The Company believes that it will resolve this audit in the ongoing negotiations or will prevail if

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

litigated. The Company believes that an adequate provision has been made for any adjustment (tax and interest) that will be due for all open years. However, an unexpected adverse resolution could have a material effect on the results of operations in a particular quarter or fiscal year.

Credit Risk. The Company continually monitors risks related to the economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or further weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and operating results. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded reserves for uncollectability based on its best estimate at June 30, 2010.

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

The following tables (in millions) provide information by geographic area in accordance with the accounting guidance on segment reporting:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues	2010	2009	2010	2009
U.S.	$254.8	$198.4	$500.3	$407.1
Mexico	206.8	142.9	397.6	280.2

Total revenues	$461.6	$341.3	$897.9	$687.3

Property and equipment (including concession assets), net			June 30, 2010	December 31, 2009
U.S.			$2,533.3	$2,482.7
Mexico			2,256.3	2,239.7

Total property and equipment (including concession assets), net			$4,789.6	$4,722.4

13. Condensed Consolidating Financial Information

KCSR has outstanding $275.0 million of 8.0% Senior Notes due 2015 and $123.5 million of 13.0% Senior Notes due 2013, which are unsecured obligations of KCSR, which are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCS and certain wholly-owned domestic subsidiaries. As a result, the following accompanying condensed consolidating financial information (in millions) has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.” The 8.0% Senior Notes were registered by means of an amendment to KCS’ shelf registration statement filed and automatically effective as of May 23, 2008. The 13.0% Senior Notes were registered under KCS’ shelf registration statement filed and automatically effective as of November 21, 2008.

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2010
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$224.4	$3.6	$239.9	$(6.3)	$461.6
Operating expenses	1.3	163.0	6.1	171.4	(7.4)	334.4

Operating income (loss)	(1.3)	61.4	(2.5)	68.5	1.1	127.2
Equity in net earnings (losses) of unconsolidated affiliates	35.3	(0.1)	—	20.5	(51.1)	4.6
Interest income (expense)	—	(25.1)	0.3	(26.6)	9.5	(41.9)
Debt retirement costs	—	(15.8)	—	(16.7)	—	(32.5)
Foreign exchange loss	—	—	—	(1.4)	—	(1.4)
Other income, net	9.1	1.2	—	1.8	(11.1)	1.0

Income (loss) before income taxes and noncontrolling interest	43.1	21.6	(2.2)	46.1	(51.6)	57.0
Income tax expense (benefit)	4.9	8.6	(0.8)	6.9	—	19.6

Net income (loss)	38.2	13.0	(1.4)	39.2	(51.6)	37.4
Noncontrolling interest	—	—	—	—	—	—

Net income (loss) attributable to Kansas City Southern and subsidiaries	$38.2	$13.0	$(1.4)	$39.2	$(51.6)	$37.4

	Three Months Ended June 30, 2009
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$174.7	$3.3	$171.2	$(7.9)	$341.3
Operating expenses	1.2	138.2	5.6	161.8	(8.6)	298.2

Operating income (loss)	(1.2)	36.5	(2.3)	9.4	0.7	43.1
Equity in net earnings (losses) of unconsolidated affiliates	(0.4)	—	—	(15.4)	17.8	2.0
Interest income (expense)	0.6	(15.0)	—	(32.0)	1.0	(45.4)
Foreign exchange gain	—	—	—	6.0	—	6.0
Other income, net	0.3	3.6	—	0.7	(1.7)	2.9

Income (loss) before income taxes and noncontrolling interest	(0.7)	25.1	(2.3)	(31.3)	17.8	8.6
Income tax expense (benefit)	(7.3)	10.3	(0.8)	(0.7)	—	1.5

Net income (loss)	6.6	14.8	(1.5)	(30.6)	17.8	7.1
Noncontrolling interest	—	—	—	0.5	—	0.5

Net income (loss) attributable to Kansas City Southern and subsidiaries	$6.6	$14.8	$(1.5)	$(31.1)	$17.8	$6.6

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS – (Continued)

	Six Months Ended June 30, 2010
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$441.4	$7.6	$461.8	$(12.9)	$897.9
Operating expenses	2.4	326.1	12.8	335.8	(14.6)	662.5

Operating income (loss)	(2.4)	115.3	(5.2)	126.0	1.7	235.4
Equity in net earnings of unconsolidated affiliates	67.1	3.3	—	29.8	(89.2)	11.0
Interest income (expense)	(0.1)	(52.5)	0.3	(54.6)	20.6	(86.3)
Debt retirement costs	—	(15.8)	—	(31.6)	—	(47.4)
Foreign exchange gain	—	—	—	1.2	—	1.2
Other income, net	19.4	2.2	—	2.7	(22.8)	1.5

Income (loss) before income taxes and noncontrolling interest	84.0	52.5	(4.9)	73.5	(89.7)	115.4
Income tax expense (benefit)	10.5	20.8	(1.8)	14.3	—	43.8

Net income (loss)	73.5	31.7	(3.1)	59.2	(89.7)	71.6
Noncontrolling interest	—	—	—	(1.1)	—	(1.1)

Net income (loss) attributable to Kansas City Southern and subsidiaries	$73.5	$31.7	$(3.1)	$60.3	$(89.7)	$72.7

	Six Months Ended June 30, 2009
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$358.6	$6.2	$337.4	$(14.9)	$687.3
Operating expenses	2.5	291.4	9.4	309.5	(16.2)	596.6

Operating income (loss)	(2.5)	67.2	(3.2)	27.9	1.3	90.7
Equity in net earnings (losses) of unconsolidated affiliates	4.8	0.4	—	(14.3)	12.1	3.0
Interest expense	(0.1)	(33.6)	—	(55.0)	1.5	(87.2)
Debt retirement costs	—	(5.3)	—	(0.6)	—	(5.9)
Foreign exchange gain	—	—	—	0.9	—	0.9
Other income, net	0.5	4.9	—	1.8	(2.8)	4.4

Income (loss) before income taxes and noncontrolling interest	2.7	33.6	(3.2)	(39.3)	12.1	5.9
Income tax expense (benefit)	(1.2)	14.4	(1.2)	(10.4)	—	1.6

Net income (loss)	3.9	19.2	(2.0)	(28.9)	12.1	4.3
Noncontrolling interest	—	—	—	0.4	—	0.4

Net income (loss) attributable to Kansas City Southern and subsidiaries	$3.9	$19.2	$(2.0)	$(29.3)	$12.1	$3.9

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2010
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$2.7	$203.7	$6.0	$420.3	$(11.9)	$620.8
Investments held for operating purposes and affiliate investment	1,764.4	26.8	1.9	1,687.5	(3,434.2)	46.4
Property and equipment (including concession assets), net	—	1,765.2	209.9	2,814.5	—	4,789.6
Other assets	1.3	51.4	—	68.1	(31.6)	89.2

Total assets	$1,768.4	$2,047.1	$217.8	$4,990.4	$(3,477.7)	$5,546.0

Liabilities and equity:
Current liabilities	$(555.9)	$645.4	$131.6	$255.6	$(11.5)	$465.2
Long-term debt	0.2	703.9	0.4	910.8	—	1,615.3
Deferred income taxes	(17.9)	438.4	77.9	106.1	—	604.5
Other liabilities	4.2	136.2	0.4	133.4	(32.0)	242.2
Stockholders’ equity	2,337.8	123.2	7.5	3,302.8	(3,434.2)	2,337.1
Noncontrolling interest	—	—	—	281.7	—	281.7

Total liabilities and equity	$1,768.4	$2,047.1	$217.8	$4,990.4	$(3,477.7)	$5,546.0

	December 31, 2009
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$0.5	$219.1	$3.4	$428.8	$(38.0)	$613.8
Investments held for operating purposes and affiliate investment	1,562.0	31.7	1.9	1,616.0	(3,164.8)	46.8
Property and equipment (including concession assets), net	—	1,717.5	212.1	2,792.8	—	4,722.4
Other assets	1.3	42.0	—	90.9	(62.9)	71.3

Total assets	$1,563.8	$2,010.3	$217.4	$4,928.5	$(3,265.7)	$5,454.3

Liabilities and equity:
Current liabilities	$(455.7)	$567.6	$124.0	$211.7	$(36.8)	$410.8
Long-term debt	0.2	793.8	0.4	1,147.5	(30.0)	1,911.9
Deferred income taxes	(27.8)	416.8	79.5	90.1	—	558.6
Other liabilities	4.1	142.0	3.0	132.2	(34.1)	247.2
Stockholders’ equity	2,043.0	58.7	10.5	3,064.2	(3,133.4)	2,043.0
Noncontrolling interest	—	31.4	—	282.8	(31.4)	282.8

Total liabilities and equity	$1,563.8	$2,010.3	$217.4	$4,928.5	$(3,265.7)	$5,454.3

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2010
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Excluding intercompany activity	$10.9	$118.6	$(3.8)	$94.6	$—	$220.3
Intercompany activity	(100.3)	98.6	5.4	(3.7)	—	—

Net cash provided (used)	(89.4)	217.2	1.6	90.9	—	220.3

Investing activities:
Capital expenditures	—	(69.6)	(1.7)	(49.6)	—	(120.9)
Acquisition of an intermodal facility, net of cash acquired	—	—	—	(25.0)	—	(25.0)
Property investments in MSLLC	—	—	—	(10.5)	—	(10.5)
Proceeds from sale (acquisition) of Mexrail, Inc.	(41.0)	—	—	41.0	—	—
Distribution to affiliates	(95.0)	—	—	—	95.0	—
Other investing activities	—	(0.5)	0.1	41.4	(30.0)	11.0

Net cash used	(136.0)	(70.1)	(1.6)	(2.7)	65.0	(145.4)

Financing activities:
Proceeds from issuance of long-term debt	—	—	—	295.7	—	295.7
Repayment of long-term debt	(0.4)	(145.9)	—	(472.7)	30.0	(589.0)
Proceeds from common stock issuance	214.9	—	—	—	—	214.9
Debt costs	—	(10.4)	—	(30.0)	—	(40.4)
Excess tax benefit from share-based compensation	15.5	—	—	—	—	15.5
Contribution from affiliates	—	—	—	95.0	(95.0)	—
Other financing activities	(4.8)	—	—	—	—	(4.8)

Net cash provided (used)	225.2	(156.3)	—	(112.0)	(65.0)	(108.1)

Cash and cash equivalents:
Net increase	(0.2)	(9.2)	—	(23.8)	—	(33.2)
At beginning of year	(0.1)	12.7	0.3	104.6	—	117.5

At end of period	$(0.3)	$3.5	$0.3	$80.8	$—	$84.3

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS – (Continued)

	Six Months Ended June 30, 2009
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Excluding intercompany activity	$73.2	$46.9	$1.8	$(36.5)	$—	$85.4
Intercompany activity	(120.8)	(76.4)	0.4	196.8	—	—

Net cash provided (used)	(47.6)	(29.5)	2.2	160.3	—	85.4

Investing activities:
Capital expenditures	—	(139.1)	(1.9)	(86.1)	1.0	(226.1)
Return of investment	—	—	—	65.0	(65.0)	—
Property investments in MSLLC	—	—	—	(12.3)	—	(12.3)
Loans to affiliates	—	—	—	(45.0)	45.0	—
Other investing activities	—	170.1	—	(160.7)	(1.0)	8.4

Net cash provided (used)	—	31.0	(1.9)	(239.1)	(20.0)	(230.0)

Financing activities:
Proceeds from issuance of long-term debt	0.8	53.7	—	189.0	(53.7)	189.8
Repayment of long-term debt	—	(223.2)	—	(35.6)	8.7	(250.1)
Proceeds from common stock issuance	51.3	—	—	—	—	51.3
Other financing activities	(4.7)	(5.1)	—	(69.2)	65.0	(14.0)

Net cash provided (used)	47.4	(174.6)	—	84.2	20.0	(23.0)

Cash and cash equivalents:
Net increase (decrease)	(0.2)	(173.1)	0.3	5.4	—	(167.6)
At beginning of year	—	177.9	0.2	51.8	—	229.9

At end of period	$(0.2)	$4.8	$0.5	$57.2	$—	$62.3

14. Subsequent Event

Rail service in northern Mexico has been disrupted by damage resulting from Hurricane Alex, which made landfall on June 30, 2010. The hurricane and resulting flooding continued into early July and caused significant track damage around the Monterrey and Saltillo areas as well as on the lines to Laredo and Matamoros. There have been multiple track related incidents due to the hurricane. The Company is currently in the repair and restoration process and continues to assess the related financial impact, including service interruption, on the Company’s third quarter results. KCSM maintains insurance intended to cover events such as this. KCSM’s property and casualty insurance program covers loss or damage to its own property and third party property over which it has custody and control, with a self-insured retention amount of $10.0 million for flood related losses. KCSM also maintains liability insurance with a self-insured retention of $1.0 million covering claims from third parties.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Kansas City Southern:

We have reviewed the accompanying consolidated balance sheet of Kansas City Southern and subsidiaries (the Company) as of June 30, 2010, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2010 and 2009, and the related consolidated statement of cash flows for the six-month periods ended June 30, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management.

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

July 27, 2010

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

During the first quarter of 2010, the Company elected to change its accounting policy for rail grinding costs from a capitalization method to a direct expense method. Refer to Note 1, Accounting Policies, Interim Financial Statements and Basis of Presentation, for further details of this change in accounting policy. Comparative financial information for all prior periods has been adjusted to reflect the retroactive application of this change in accounting principle.

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

Rail service in northern Mexico has been disrupted by damage resulting from Hurricane Alex, which made landfall on June 30, 2010. The hurricane and resulting flooding continued into early July and caused significant track damage around the Monterrey and Saltillo areas as well as on the lines to Laredo and Matamoros. There have been multiple track related incidents due to the hurricane. The Company is currently in the repair and restoration process and continues to assess the related financial impact, including service interruption, on the Company’s third quarter results. KCSM maintains insurance intended to cover events such as this. KCSM’s property and casualty insurance program covers loss or damage to its own property and third party property over which it has custody and control, with a self-insured retention amount of $10.0 million for flood related losses. KCSM also maintains liability insurance with a self-insured retention of $1.0 million covering claims from third parties.

Second Quarter Analysis

The Company reported quarterly earnings of $0.34 per diluted share on consolidated net income of $37.4 million for the three months ended June 30, 2010, compared to quarterly earnings of $0.07 per diluted share on consolidated net income of $6.6 million for the same period in 2009. This earnings increase reflects a 35% increase in revenues during the three months ended June 30, 2010 as compared to the same period in 2009, driven primarily by the overall increase in carload/unit volumes resulting from the relative improvement in the economy, positive pricing impacts in certain commodity groups and increased fuel surcharge. Operating expenses increased 12% compared to the same period in 2009, primarily due to the overall increase in carload/unit volumes and higher fuel prices, partially offset by a decrease in casualties and insurance expense. In addition, the Company was able to leverage its cost control program initiated in 2009 as operating expenses as a percentage of revenues declined to 72.4% for the three months ended June 30, 2010 as compared to 87.4% for the same period in 2009.

Cash flows from operations increased to $220.3 million as compared to $85.4 million for the six month periods ended June 30, 2010 and 2009, respectively. The increase is primarily due to the overall increase in carload/unit volumes resulting from the relative improvement in the economy. Capital expenditures are a significant use of cash due to the capital intensive nature of railroad operations. Cash used for capital expenditures for the six months ended June 30, 2010 was $120.9 million as compared to $226.1 million for the same period in 2009. The decrease is primarily due to the completion of the Victoria-Rosenberg line in the second quarter of 2009.

Results of Operations

The following summarizes KCS’ statements of operations (in millions):

	Three Months Ended June 30,		Change Dollars
	2010	2009
Revenues	$461.6	$341.3	$120.3
Operating expenses	334.4	298.2	36.2

Operating income	127.2	43.1	84.1
Equity in net earnings of unconsolidated affiliates	4.6	2.0	2.6
Interest expense	(41.9)	(45.4)	3.5
Debt retirement costs	(32.5)	—	(32.5)
Foreign exchange gain (loss)	(1.4)	6.0	(7.4)
Other income, net	1.0	2.9	(1.9)

Income before income taxes and noncontrolling interest	57.0	8.6	48.4
Income tax expense	19.6	1.5	18.1

Net income	37.4	7.1	30.3
Noncontrolling interest	—	0.5	(0.5)

Net income attributable to Kansas City Southern and subsidiaries	$37.4	$6.6	$30.8

	Six Months Ended June 30,		Change Dollars
	2010	2009
Revenues	$897.9	$687.3	$210.6
Operating expenses	662.5	596.6	65.9

Operating income	235.4	90.7	144.7
Equity in net earnings of unconsolidated affiliates	11.0	3.0	8.0
Interest expense	(86.3)	(87.2)	0.9
Debt retirement costs	(47.4)	(5.9)	(41.5)
Foreign exchange gain	1.2	0.9	0.3
Other income, net	1.5	4.4	(2.9)

Income before income taxes and noncontrolling interest	115.4	5.9	109.5
Income tax expense	43.8	1.6	42.2

Net income	71.6	4.3	67.3
Noncontrolling interest	(1.1)	0.4	(1.5)

Net income attributable to Kansas City Southern and subsidiaries	$72.7	$3.9	$68.8

Revenues

The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change
Chemical and petroleum	$93.4	$79.2	18%	64.5	58.7	10%	$1,448	$1,349	7%
Industrial and consumer products	109.2	83.3	31%	78.3	64.8	21%	1,395	1,285	9%
Agriculture and minerals	115.9	81.4	42%	71.4	59.3	20%	1,623	1,373	18%

Total general commodities	318.5	243.9	31%	214.2	182.8	17%	1,487	1,334	11%
Coal	53.3	42.8	25%	65.1	70.9	(8)%	819	604	36%
Intermodal	49.6	32.2	54%	171.6	116.3	48%	289	277	4%
Automotive	24.3	6.2	292%	17.5	7.9	122%	1,389	785	77%

Subtotal	445.7	325.1	37%	468.4	377.9	24%	$952	$860	11%

Other revenue	15.9	16.2	(2)%

Total revenues (i)	$461.6	$341.3	35%

(i) Included in revenues: Fuel surcharge	$39.6	$13.4

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change
Chemical and petroleum	$183.0	$150.7	21%	126.7	114.2	11%	$1,444	$1,320	9%
Industrial and consumer products	209.0	165.3	26%	151.7	130.9	16%	1,378	1,263	9%
Agriculture and minerals	221.9	164.0	35%	138.7	121.5	14%	1,600	1,350	19%

Total general commodities	613.9	480.0	28%	417.1	366.6	14%	1,472	1,309	12%
Coal	112.3	90.1	25%	137.1	145.9	(6)%	819	618	33%
Intermodal	92.2	62.8	47%	322.1	230.9	39%	286	272	5%
Automotive	46.0	18.5	149%	35.3	18.5	91%	1,303	1,000	30%

Subtotal	864.4	651.4	33%	911.6	761.9	20%	$948	$855	11%

Other revenue	33.5	35.9	(7)%

Total revenues (i)	$897.9	$687.3	31%

(i) Included in revenues: Fuel surcharge	$74.4	$30.2

Freight revenues include both revenue for transportation services and fuel surcharges. For the three and six months ended June 30, 2010, revenues increased $120.3 million and $210.6 million compared to the same periods in 2009, primarily due to the overall increase in carload/unit volumes resulting from the relative improvement in the economy, positive pricing impacts and increased fuel surcharge. Revenue per carload/unit increased by 11% for the three and six months ended June 30, 2010, reflecting favorable commodity mix in addition to the factors discussed above. The effect of fluctuations in the value of the U.S. dollar against the value of the Mexican peso was not significant for either period.

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

The following discussion provides an analysis of revenues by commodity group:

Revenues by commodity group for the three months ended June 30, 2010

Chemical and petroleum. Revenues increased $14.2 million and $32.3 million for the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily due to increases in volume, fuel surcharge and pricing. Petroleum and plastics product volumes increased due to inventory replenishment and new petroleum business. Additionally, petroleum revenues increased in Mexico due to a government initiated oil export program, which resulted in record levels of oil production and storage. Revenues also increased in chemicals used to manufacture glass and paint as a result of the economic improvements in the automotive industry.

Industrial and consumer products. Revenues increased $25.9 million and $43.7 million for the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily due to increases in volume, fuel surcharge and price. Metals and scrap business growth was primarily due to growing demand for steel coil due to the rebound in the automotive industry and the strengthening economy. Paper products increased primarily due to a restocking of inventory to meet increased demand.

Agriculture and minerals. Revenues increased $34.5 million and $57.9 million for the three and six months ended June 30, 2010, compared to the same periods in 2009, due to increases in pricing and volume. Grain revenue increased as a portion of the traffic lost to vessel in 2009 was converted back to rail in Mexico. Increased length of haul also drove year over year revenue increases. Food products showed continued strength primarily due to new business.

Coal. Revenue increased $10.5 million and $22.2 million for the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily due to increases in pricing and fuel surcharge. Revenues to existing electric generation customers increased due to re-pricing of coal contracts and increased fuel surcharge, which was partially offset by lower unit coal volumes.

Intermodal. Revenues increased $17.4 million and $29.4 million for the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily due to an increase in volume. Growth was driven by increased automotive parts traffic, conversion of cross border truck traffic to rail, trans-Pacific container volume, the emergence of cross border international cargo and improvement in the economy.

Automotive. Revenues increased $18.1 million and $27.5 million for the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily due to increases in volume and pricing. The volume increase was driven by strong year over year growth in North American automobile sales, a shift in production from the U.S. to Mexico and new cross border vehicle routings.

Operating Expenses

Operating expenses, as shown below (in millions), increased $36.2 million and $65.9 million for the three and six months ended June 30, 2010, when compared to the same periods in 2009, primarily due to fuel expense, compensation and benefit expense and the effect of fluctuations in the value of the U.S. dollar against the value of the Mexican peso for operating expenses denominated in Mexican pesos.

	Three Months Ended June 30,		Change
	2010	2009	Dollars	Percent
Compensation and benefits	$93.7	$79.0	$14.7	19%
Purchased services	48.0	46.6	1.4	3%
Fuel	69.1	40.2	28.9	72%
Equipment costs	41.3	41.2	0.1	—
Depreciation and amortization	46.9	47.4	(0.5)	(1)%
Casualties and insurance	0.2	7.7	(7.5)	(97)%
Materials and other	35.2	36.1	(0.9)	(2)%

Total operating expenses	$334.4	$298.2	$36.2	12%

	Six Months Ended June 30,		Change
	2010	2009	Dollars	Percent
Compensation and benefits	$184.4	$157.0	$27.4	17%
Purchased services	92.9	92.2	0.7	1%
Fuel	129.9	83.5	46.4	56%
Equipment costs	80.0	80.3	(0.3)	—
Depreciation and amortization	92.7	94.3	(1.6)	(2)%
Casualties and insurance	12.1	20.2	(8.1)	(40)%
Materials and other	70.5	69.1	1.4	2%

Total operating expenses	$662.5	$596.6	$65.9	11%

Compensation and benefits. Compensation and benefits increased $14.7 million and $27.4 million for the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily due to increased incentive compensation, including the Mexico statutory profit sharing expense, and annual salary rate increases. In addition, compensation and benefits increased in Mexico due to fluctuations in the value of the U.S. dollar against the value of the Mexican peso.

Purchased services. Purchased services increased $1.4 million and $0.7 million for the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily due to volume-sensitive costs including joint facilities, security, and track and terminal services. These increases were partially offset by lower locomotive maintenance as a result of a newer locomotive fleet and having fewer locomotives covered by maintenance agreements as well as lower freight cars repairs.

Fuel. Fuel expense increased $28.9 million and $46.4 million for the three and six months ended June 30, 2010, compared with the same periods in 2009, primarily due to higher diesel fuel prices and consumption driven by increased carload/unit volumes, partially offset by increased fuel efficiency.

Equipment costs. Equipment costs for the three months ended June 30, 2010 were relatively flat compared with the same period in 2009. Equipment costs decreased $0.3 million for the six months ended June 30, 2010 primarily due to lower freight car equipment lease expense, which was partially offset by the increase in the use of other railroads’ freight cars.

Depreciation and amortization. Depreciation and amortization expenses decreased $0.5 million and $1.6 million for the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily due to extending the estimated useful lives of certain Mexican concession assets, which was effective as of October 1, 2009. In addition, depreciation expense decreased due to the impact of lower rates based on the depreciation study completed in third quarter 2009. These decreases were partially offset by an increase in depreciation expense due to a larger asset base. Depreciation and amortization expense on the asset base as of year-end 2009 will be lower on a quarterly basis by approximately $2.6 million due to extending the estimated useful lives of certain Mexican concession assets and approximately $1.0 million as a result of lower rates based on the depreciation study.

Casualties and insurance. Casualties and insurance expenses decreased $7.5 million and $8.1 million for the three and six months ended June 30, 2010, compared to the same periods in 2009, due to a reduction in personal injury reserves based on the semi-annual actuarial study completed in the second quarter of 2010, reflecting favorable claims experience. In addition, casualties and insurance expenses decreased due to a third party reimbursement received related to a personal injury claim and higher clean-up costs recognized in 2009.

Materials and other. Materials and other expense decreased $0.9 million for the three months ended June 30, 2010, compared to the same period in 2009, primarily due to a settlement of a legal dispute recorded in the second quarter of 2009. The decrease was partially offset by an increase in a legal reserve and higher employee expenses in the second quarter of 2010. Materials and other expense increased $1.4 million for the six months ended June 30, 2010, compared to the same period in 2009, primarily due an increase in employee expenses.

Non-Operating Income and Expenses

Equity in Net Earnings of Unconsolidated Affiliates. Equity in earnings from unconsolidated affiliates was $4.6 million and $11.0 million for the three and six month periods ended June 30, 2010, compared to $2.0 million and $3.0 million for the same periods in 2009. Significant components of this change are as follows:

•

Equity in earnings from the operations of Panama Canal Railway Company was $2.9 million and $4.8 million for the three and six month periods ended June 30, 2010, compared to $0.3 million and $0.6 million for the same periods in 2009. The increase is primarily due to an increase in container volume attributable to the improvement in the economy.

•

Equity in earnings of Southern Capital Corporation, LLC was $0.9 million and $5.2 million for the three and six month periods ended June 30, 2010, compared to $1.1 million and $2.2 million for the same periods in 2009. The increase is primarily due to the gain on sale of railcars and other equipment in the first quarter of 2010.

•

KCSM’s equity in earnings of Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”) was $0.8 million and $1.0 million for the three and six month periods ended June 30, 2010, compared to $0.6 million and $0.2 million for the same periods in 2009. The increase is primarily due to a slight recovery in volumes.

Interest Expense. Interest expense decreased by $3.5 million and $0.9 million for the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily due to lower debt balances and interest expense related to an unfavorable litigation outcome recorded in the second quarter of 2009.

Debt Retirement Costs. Debt retirement costs increased by $32.5 million and $41.5 million for the three and six months ended June 30, 2010, respectively. On June 4, 2010 the Company redeemed $66.5 million principal amount of the 13.0% Senior Notes due 2013 issued by KCSR, $70.0 million principal amount of the 12.5% Senior Notes due 2016 issued by KCSM and $100.0 million principal amount of the 9 3/8% Senior Notes due 2012 issued by KCSM, and paid $19.7 million of call premiums and other expenses associated with such redemptions. In addition, the Company wrote-off $12.8 million of unamortized debt issuance costs and original issue discounts associated with the redemption of the notes. In the first quarter of 2010, KCSM purchased $296.3 million of the 9 3/8% Senior Notes due May 1, 2012. The Company recorded debt retirement costs of $14.9 million related to the call premium and the write-off of unamortized debt issuance costs. In January 2009, KCSR redeemed its 7 1/2% Senior Notes due June 15, 2009 and expensed $5.3 million for cash tender offer expenses and unamortized debt issuance costs. In addition, in March 2009, KCSM repaid all amounts outstanding under the 2007 KCSM Credit Agreement and upon termination, wrote-off $0.6 million of unamortized debt issuance costs related to this debt.

Foreign Exchange. For the three and six months ended June 30, 2010 and 2009, the foreign exchange loss was $1.4 million and a gain of $1.2 million compared to a foreign exchange gain of $6.0 million and $0.9 million for the same periods in 2009, due to fluctuations in the value of the U.S. dollar versus the value of the Mexican peso.

Other Income, net. Other income, net decreased by $1.9 million and $2.9 million for the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily due to gains on sale of land recognized in 2009.

Income Tax Expense. For the three and six months ended June 30, 2010, income tax expense was $19.6 million and $43.8 million as compared to $1.5 million and $1.6 million for the same periods in 2009. The effective income tax rate was 34.4% and 38.0% for the three and six months ended June 30, 2010, as compared to 17.4% and 27.1% for the same periods in 2009. The changes in income tax expense and the effective tax rate were primarily due to higher pre-tax income and foreign exchange rate fluctuations partially offset by a $4.1 million tax benefit for the excess tax over book basis recognized for Mexican tax purposes from the sale of KCSM’s 49% ownership interest in Mexrail, Inc. to Kansas City Southern on June 10, 2010.

Liquidity and Capital Resources

Overview

During the first half of 2010, the Company continued to improve its financial strength and flexibility by reducing leverage, lowering interest payments, adjusting debt maturities, and improving liquidity. The Company raised $214.9 million from an equity offering, and used these proceeds and cash on hand to repay $236.5 million in senior unsecured debt. The Company also used operating cash flows to pay back $40.0 million drawn under the KCSR revolving credit facility. Earlier in 2010, the Company completed a debt refinancing which extended debt maturities and reduced future interest expense. These actions have improved KCS’ debt capitalization ratio (total debt as a percentage of total debt plus total equity) to 39.4% at June 30, 2010 compared to 46.0% at December 31, 2009. In addition, the Company improved future liquidity by extending the maturity of KCSR’s $125.0 million revolving credit facility from April 2011 to April 2013. On June 30, 2010, total available liquidity (the unrestricted cash balance plus revolving credit facility availability) was approximately $209.3 million.

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

The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to debt and equity capital markets, and other available financing resources will be sufficient to fund anticipated operating, capital and debt service requirements and other commitments in the foreseeable future. In the second quarter of 2010, the Company repaid the outstanding balance of $40.0 million on the KCSR’s $125.0 million revolving credit facility.

KCS’ primary sources of liquidity are cash flows generated from operations, borrowings under its revolving credit facility and access to debt and equity capital markets. Although KCS has had adequate access to the capital markets, as a non-investment grade company, the financial terms under which funding is obtained often contain restrictive covenants. The covenants constrain financial flexibility by restricting or prohibiting certain actions, including the ability to incur additional debt for any purpose other than refinancing existing debt, create or suffer to exist additional liens, make prepayments of particular debt, pay dividends on common stock, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale leaseback transactions. These restrictions, however, are subject to a number of qualifications and exceptions that provide the Company with varying levels of additional borrowing capacity. The Company was in compliance with all of its debt covenants as of June 30, 2010.

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

On June 21, 2010, Standard & Poor’s Rating Services (“S&P”) raised the long-term corporate rating of KCS to BB- from B and removed the company from CreditWatch with positive implications where it was placed on April 28, 2010. In conjunction with this ratings upgrade, S&P raised the ratings on KCS’ senior secured debt to BB+ from BB-, senior unsecured debt to BB- from B+ and preferred stock to B- from CCC. S&P also raised the rating on Southern Capital Corporation, LLC’s equipment trust certificates to BBB- from BB+. S&P maintains a stable outlook for the Company. On June 18, 2010 Moody’s Investors Service (“Moody’s”) affirmed the corporate family and other ratings for both KCS and KCSM and raised its outlook to positive from stable for all issuers.

Cash Flow Information

Summary cash flow data follows (in millions):

	Six Months Ended June 30,
	2010	2009
Cash flows provided by (used for):
Operating activities	$220.3	$85.4
Investing activities	(145.4)	(230.0)
Financing activities	(108.1)	(23.0)

Net decrease in cash and cash equivalents	(33.2)	(167.6)
Cash and cash equivalents beginning of year	117.5	229.9

Cash and cash equivalents end of period	$84.3	$62.3

Cash flows from operating activities increased $134.9 million for the six month period ended June 30, 2010, compared to the same period in 2009, primarily as a result of increased net income from higher carload/unit volumes due to the relative improvement in the economy. Net investing cash outflows decreased $84.6 million primarily due to the completion of the Victoria-Rosenberg line in the second quarter of 2009. The decrease was partially offset by the acquisition of an intermodal facility in the first quarter of 2010. Additional information regarding capital expenditures is provided below. Financing cash outflows increased $85.1 million primarily due to debt reduction and refinancing activities and associated debt costs payments partially offset by proceeds from a common stock offering. During the six months ended June 30, 2010, the Company repaid $589.0 million of outstanding debt and paid $40.4 million in debt costs. During the same period, the Company received proceeds of $295.7 million from the issuance of the KCSM 8.0% Senior Notes and $214.9 from a common stock offering.

Capital Expenditures

KCS has funded, and expects to continue to fund capital expenditures with funds from operating cash flows, equipment leases, and debt and equity financing.

The following table summarizes capital expenditures by type for the consolidated operations for the six months ended June 30, 2010 and 2009, respectively (in millions).

	Six Months Ended June 30,
	2010	2009
Roadway capital program	$98.4	$81.1
Equipment	5.4	3.7
Capacity	0.9	77.7
Information technology	7.3	4.3
Other	9.3	11.3

Total capital expenditures (accrual basis)	121.3	178.1
Change in capital accruals	(0.4)	48.0

Total cash capital expenditures	$120.9	$226.1

For the six months ended June 30, 2009, approximately 43% of total capital expenditures were related to the Victoria-Rosenberg line, which was completed in the second quarter of 2009.

Other Matters

Employee and Labor Relations. KCSM union employees are covered by one labor agreement, which was signed on June 23, 1997, between KCSM and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (Mexican Railroad Union), for a term of 50 years, for the purpose of regulating the relationship between the parties and improving conditions for the union employees. Approximately 80% of KCSM employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other terms are subject to negotiation every two years. Compensation terms and all other benefits, except for the retirement benefit, covering the period from July 1, 2009 through June 30, 2010, were finalized between KCSM and the union during the second quarter of 2010. As of the date of this filing, the negotiations with the union regarding the retirement benefit continue to be discussed. The anticipated resolutions of these negotiations are not expected to have a material impact to the consolidated financial statements. The union labor negotiation with the Mexican Railroad Union has not historically resulted in any strike, boycott, or other disruption in KCSM’s business operations.

Approximately 80% of KCSR employees are covered by collective bargaining agreements. KCSR participates in industry-wide bargaining as a member of the National Carriers’ Conference Committee. Long-term settlement agreements were reached during 2007 and 2008 covering all of KCSR’s unionized work force through January 1, 2010. A negotiating process for new, major collective bargaining agreements covering substantially all of KCSR’s union employees has been underway since the bargaining round was initiated in November of 2009. The agreements reached in 2007 and 2008 continue in effect until new agreements are reached. Contract negotiations with the various unions generally take place over an extended period of time and have not historically resulted in any strike, boycott, or other disruption in the Company’s business operations. The Company does not believe the expected settlements will have a material impact on the consolidated financial statements.

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

(b) Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 4T.	Controls and Procedures

Not applicable.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

For information related to the Company’s settlements and other legal proceedings, see Note 11, Commitments and Contingencies under Part I, Item 1 of this quarterly report on Form 10-Q.

Item 1A.	Risk Factors

There were no material changes during the quarter to the Risk Factors disclosed in Item 1A — “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibits Filed with this Report
15.1	Letter regarding unaudited interim financial information is attached to this Form 10-Q as Exhibit 15.1.

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.1.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.2.

32.1	Principal Executive Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.1.

32.2	Principal Financial Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.2.

101	The following financial information from Kansas City Southern’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language) includes:(i) Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009, (ii) Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

Exhibit No.	Description of Exhibits Incorporated by Reference
3.1	The Amended and Restated Bylaws of the Company, as amended and restated on June 28, 2010, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on June 29, 2010 (File No. 1-4717), are incorporated herein by reference as Exhibit 3.1.

10.1	Purchase agreement dated April 28, 2010 between Kansas City Southern and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities, Inc., as Representatives of the several Underwriters named therein, filed as Exhibit 1.1 to the Company’s Form 8-K filed on April 30, 2010.

10.2	Addendum to Employment Agreement dated June 28, 2010, among the Company, The Kansas City Southern Railway Company and Michael R. Haverty, filed as Exhibit 10.1 to the Company’s Form 8-K filed on June 29, 2010.

10.3	Addendum to Employment Agreement dated June 28, 2010, among the Company, The Kansas City Southern Railway Company and David L. Starling, filed as Exhibit 10.2 to the Company’s Form 8-K filed on June 29, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on July 27, 2010.

Kansas City Southern

/S/ MICHAEL W. UPCHURCH
Michael W. Upchurch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ MARY K. STADLER
Mary K. Stadler
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)