Form 10-Q
period 2010-09-30
KANSAS CITY SOUTHERN
filed 2010-10-26
CIK 54480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

No Change

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 19, 2010
Common Stock, $0.01 per share par value	102,610,744 Shares

Kansas City Southern

Form 10-Q

September 30, 2010

Kansas City Southern

Form 10-Q

September 30, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Introductory Comments

The Consolidated Financial Statements included herein have been prepared by Kansas City Southern, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As used herein, “KCS” or the “Company” may refer to Kansas City Southern or, as the context requires, to one or more subsidiaries of Kansas City Southern. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted, pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the consolidated financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results expected for the full year ending December 31, 2010.

Kansas City Southern

Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In millions, except share and per share amounts) (Unaudited)

Revenues	$438.3	$386.1	$1,336.2	$1,073.4

Operating expenses:
Compensation and benefits	87.3	83.4	271.7	240.4
Purchased services	48.0	37.1	140.9	129.3
Fuel	61.8	49.7	191.7	133.2
Equipment costs	37.5	41.8	117.5	122.1
Depreciation and amortization	46.1	44.6	138.8	138.9
Casualties and insurance	9.1	12.0	21.2	32.2
Materials and other	32.5	33.6	103.0	102.7

Total operating expenses	322.3	302.2	984.8	898.8

Operating income	116.0	83.9	351.4	174.6
Equity in net earnings of unconsolidated affiliates	5.2	1.9	16.2	4.9
Interest expense	(36.2)	(41.2)	(122.5)	(128.4)
Debt retirement costs	(1.9)	—	(49.3)	(5.9)
Foreign exchange gain (loss)	2.0	(1.5)	3.2	(0.6)
Other income, net	2.4	0.3	3.9	4.7

Income before income taxes and noncontrolling interest	87.5	43.4	202.9	49.3
Income tax expense	34.7	14.8	78.5	16.4

Net income	52.8	28.6	124.4	32.9
Noncontrolling interest	(0.1)	0.4	(1.2)	0.8

Net income attributable to Kansas City Southern and subsidiaries	52.9	28.2	125.6	32.1
Preferred stock dividends	2.7	2.8	8.2	8.3

Net income available to common stockholders	$50.2	$25.4	$117.4	$23.8

Earnings per share:
Basic earnings per share	$0.49	$0.27	$1.18	$0.26

Diluted earnings per share	$0.48	$0.27	$1.17	$0.26

Average shares outstanding (in thousands):
Basic	102,082	94,683	99,337	92,462
Potentially dilutive common shares	7,428	560	7,485	496

Diluted	109,510	95,243	106,822	92,958

See accompanying notes to consolidated financial statements.

Kansas City Southern

Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(In millions, except share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68.8	$117.5
Accounts receivable, net	173.9	139.4
Restricted funds	28.5	35.8
Materials and supplies	106.1	106.4
Deferred income taxes	202.5	151.7
Other current assets	86.1	63.0

Total current assets	665.9	613.8
Investments	46.8	46.8
Property and equipment (including concession assets), net	4,821.7	4,722.4
Other assets	94.7	71.3

Total assets	$5,629.1	$5,454.3

LIABILITIES AND EQUITY
Current liabilities:
Debt due within one year	$22.3	$68.1
Accounts payable and accrued liabilities	419.6	342.7

Total current liabilities	441.9	410.8
Long-term debt	1,610.9	1,911.9
Deferred income taxes	674.8	558.6
Other noncurrent liabilities and deferred credits	230.0	247.2

Total liabilities	2,957.6	3,128.5

Commitments and contingencies	—	—
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding	6.1	6.1
Series D — cumulative convertible perpetual preferred stock, $1 par, 5.125%, 210,000 shares authorized and issued, 209,995 shares outstanding with a liquidation preference of $1,000 per share	0.2	0.2
$.01 par, common stock, 400,000,000 shares authorized; 116,352,298 and 110,583,068 shares issued at September 30, 2010 and December 31, 2009, respectively; 102,610,744 and 96,213,346 shares outstanding at September 30, 2010 and December 31, 2009, respectively	1.0	0.9
Paid-in capital	888.4	661.4
Retained earnings	1,496.1	1,378.8
Accumulated other comprehensive loss	(1.9)	(4.4)

Total stockholders’ equity	2,389.9	2,043.0
Noncontrolling interest	281.6	282.8

Total equity	2,671.5	2,325.8

Total liabilities and equity	$5,629.1	$5,454.3

See accompanying notes to consolidated financial statements.

Kansas City Southern

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2010	2009
	(In millions)
	(Unaudited)
Operating activities:
Net income	$124.4	$32.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138.8	138.9
Deferred income taxes	77.0	15.7
Equity in undistributed earnings of unconsolidated affiliates	(16.2)	(4.9)
Share-based compensation	6.1	6.4
Excess tax benefit from share-based compensation	(15.7)	—
Other deferred compensation	5.9	(1.8)
Distributions from unconsolidated affiliates	15.5	—
Gain on sale of assets	(1.6)	(3.7)
Debt retirement costs	49.3	5.9
Changes in working capital items:
Accounts receivable	(34.1)	3.6
Materials and supplies	0.8	(9.0)
Other current assets	7.7	(14.2)
Accounts payable and accrued liabilities	54.5	22.9
Other, net	(52.5)	13.6

Net cash provided by operating activities	359.9	206.3

Investing activities:
Capital expenditures	(200.3)	(296.8)
Acquisition of an intermodal facility, net of cash acquired	(25.0)	—
Property investments in MSLLC	(18.2)	(18.2)
Proceeds from disposal of property	6.2	13.6
Other, net	11.6	(9.0)

Net cash used for investing activities	(225.7)	(310.4)

Financing activities:
Proceeds from issuance of long-term debt	300.7	189.8
Repayment of long-term debt	(662.0)	(264.5)
Proceeds from common stock issuance	214.9	73.9
Debt costs	(44.8)	(9.3)
Proceeds from employee stock plans	0.8	1.5
Excess tax benefit from share-based compensation	15.7	—
Preferred stock dividends paid	(8.2)	(8.3)

Net cash used for financing activities	(182.9)	(16.9)

Cash and cash equivalents:
Net decrease during each period	(48.7)	(121.0)
At beginning of year	117.5	229.9

At end of period	$68.8	$108.9

See accompanying notes to consolidated financial statements.

Kansas City Southern

Notes to Consolidated Financial Statements

1. Accounting Policies, Interim Financial Statements and Basis of Presentation

In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the results for interim periods. All adjustments made were of a normal and recurring nature. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

The following line items in the consolidated statement of income were affected by the change in accounting principle (in millions, except per share amounts):

	Three Months Ended September 30, 2009
	As reported	As adjusted	Change
Purchased services	$36.4	$37.1	$0.7
Depreciation and amortization	44.8	44.6	(0.2)
Income before income taxes and noncontrolling interest	43.9	43.4	(0.5)
Income tax expense	14.9	14.8	(0.1)
Net income	29.0	28.6	(0.4)
Diluted earnings per share	$0.27	$0.27	$—

	Nine Months Ended September 30, 2009
	As reported	As adjusted	Change
Compensation and benefits	$240.5	$240.4	$(0.1)
Purchased services	126.9	129.3	2.4
Depreciation and amortization	139.5	138.9	(0.6)
Income before income taxes and noncontrolling interest	51.0	49.3	(1.7)
Income tax expense	16.9	16.4	(0.5)
Net income	34.1	32.9	(1.2)
Diluted earnings per share	$0.27	$0.26	$(0.01)

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

The following line items in the consolidated statement of cash flows were affected by the change in accounting principle (in millions):

	Nine Months Ended September 30, 2009
	As reported	As adjusted	Change
Net cash provided by operating activities	$208.7	$206.3	$(2.4)
Net cash used for investing activities	(312.8)	(310.4)	2.4

2. Earnings Per Share Data

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Nonvested stock awards granted to employees and officers are included in weighted average shares as they are earned for purposes of computing basic earnings per common share. Diluted earnings per share adjusts basic earnings per common share for the effects of potentially dilutive common shares, if the effect is not anti-dilutive. Potentially dilutive common shares include the dilutive effects of shares issuable upon the conversion of preferred stock to common stock and shares issuable under the Stock Option and Performance Award Plan.

The following table reconciles the weighted average shares used for the basic earnings per share computation to the shares used for the diluted earnings per share computation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic shares	102,082	94,683	99,337	92,462
Effect of dilution	7,428	560	7,485	496

Diluted shares	109,510	95,243	106,822	92,958

Potentially dilutive shares excluded from the calculation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock options where the exercise price is greater than the average market price of common shares	142	49	205	75
Convertible preferred stock which is anti-dilutive	—	7,000	—	7,000

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

The following table reconciles net income available to common stockholders for purposes of basic earnings per share to net income available to common stockholders for purposes of diluted earnings per share (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income available to common stockholders for purposes of computing basic earnings per share	$50.2	$25.4	$117.4	$23.8
Effect of dividends on conversion of convertible preferred stock	2.6	—	8.0	—

Net income available to common stockholders for purposes of computing diluted earnings per share	$52.8	$25.4	$125.4	$23.8

3. Hurricane Alex

Hurricane Alex made landfall on June 30, 2010, causing widespread damage and flooding in central and northeastern Mexico. The hurricane resulted in extensive damage to Kansas City Southern de México, S.A. de C.V.’s (“KCSM”) track and bridge infrastructures, and also caused multiple track-related incidents and significantly disrupted the Company’s rail service.

The Company maintains a comprehensive insurance program intended to cover such events. The property and casualty insurance program covers loss or damage to Company property and third party property over which the Company has custody and control and covers losses associated with business interruption. This program has combined coverage for both property damage and business interruption and has a self-insured retention amount of $10.0 million for flood related losses. In addition, the Company also maintains a general liability insurance program with a self-insured retention of $1.0 million in Mexico covering claims from third parties. The Company’s policy limits are in excess of the hurricane losses incurred.

Hurricane Alex affected revenues as customers were required to use alternate carriers or modes of transportation until rail service was restored. Based on data contained in the Company’s initial insurance claim filing, which will be updated and adjusted, the Company currently estimates that resulting lost revenues in the third quarter of 2010 were $33.0 million, less related avoided costs. Additionally, the Company incurred losses of $32.0 million related to property damage and incremental expenses. Through the insurance programs, the Company expects to recover its losses, net of related self-insured retentions of $11.0 million. Accordingly, the Company recognized a receivable for probable insurance recoveries which offsets the impact of incurred losses related to property damage and incremental expenses. The recognition of remaining probable insurance recoveries represents a contingent gain, which will be recognized when all contingencies have been resolved, which generally occurs at the time of final settlement or when nonrefundable cash payments are received.

The initial claim filing includes estimates of costs the Company expects to incur in the fourth quarter of 2010 related to ongoing property repair which are expected to be fully offset by probable insurance recoveries. As of the date of this filing, no payments have been received from the insurance programs.

4. KCSM Post-Employment Benefits

Mexican law requires that KCSM provide certain post-employment benefits to its union and non-union employees. These plans provide statutorily calculated benefits which are payable upon retirement, death, disability, voluntary or involuntary termination of employees based on length of service.

During September 2010, KCSM completed negotiations with the Mexican labor union. Among other matters resolved in these negotiations, KCSM is not required to provide an incremental benefit to its union employees upon retirement. Previous to the agreement reached with the Mexican labor union, KCSM had recorded a liability for an incremental retirement benefit which was based on various factors including retirement eligibility based on a combination of age and years of credited service and the employee’s salary at the time of retirement. KCSM has no legal obligation to fund any benefit previously calculated under these factors.

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

The completion of the negotiations resulted in a new measurement date for KCSM’s post-employment benefit obligations as of September 30, 2010. These post-employment benefit obligations are funded as obligations become due. The following table reconciles the change in the benefit obligations as of and for the nine months ended September 30, 2010 (in millions):

Nine Months Ended September 30, 2010
Benefit obligation at beginning of period	$15.9
Service cost	1.0
Interest cost	1.1
Actuarial gain	(6.2)
Foreign currency gain	(0.7)
Benefits paid	(0.8)

Benefit obligation at end of period	$10.3

The assumptions used to determine benefit obligations and costs are selected based on current and expected market conditions. Discount rates are selected based on low risk government bonds with cash flows approximating the timing of expected benefit payments. The Mexico bond market is utilized for the KCSM post-employment obligation.

Weighted average assumptions used to determine the benefit obligation were as follows:

	September 30, 2010	December 31, 2009
Discount rate	7.5%	8.5%
Rate of compensation increase	4.5%	4.5%

5. Property and Equipment (including Concession Assets)

Property and equipment, including concession assets, and related accumulated depreciation and amortization are summarized below (in millions):

	September 30, 2010	December 31, 2009
Land	$177.9	$162.9
Concession land rights	141.2	137.6
Road property	4,811.7	4,644.4
Equipment	701.4	679.3
Technology and other	130.4	125.3
Construction in progress	143.5	165.6

Total property	6,106.1	5,915.1
Accumulated depreciation and amortization	1,284.4	1,192.7

Net property and equipment (including concession assets)	$4,821.7	$4,722.4

Concession assets, net of accumulated amortization of $290.5 million and $259.4 million, totaled $1,775.9 million and $1,768.0 million at September 30, 2010 and December 31, 2009, respectively.

6. Fair Value Measurements

The Company’s short term financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of the short term financial instruments approximates their fair value.

The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $1,740.1 million and $2,031.1 million at September 30, 2010 and December 31, 2009, respectively. The carrying value was $1,633.2 million and $1,980.0 million at September 30, 2010 and December 31, 2009, respectively.

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

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

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis (in millions):

	Fair Value Measurements			Net Assets (Liabilities) at Fair Value
	Level 1	Level 2	Level 3
September 30, 2010
Interest rate contracts	$—	$(1.1)	$—	$(1.1)
Fuel swap contracts	—	0.2	—	0.2

Net liabilities, at fair value	$—	$(0.9)	$—	$(0.9)

	Fair Value Measurements			Net Assets (Liabilities) at Fair Value
	Level 1	Level 2	Level 3
December 31, 2009
Interest rate contracts	$—	$(4.9)	$—	$(4.9)

Net liabilities, at fair value	$—	$(4.9)	$—	$(4.9)

The Company determines the fair values of its derivative financial instrument positions based upon pricing models using inputs observed from actively quoted markets. Pricing models take into consideration the contract terms as well as other inputs, including forward interest rate curves.

7. Derivative Instruments

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

Credit Risk. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages the counterparty credit risk by entering into contracts with large financial institutions with which the Company has an established banking relationship. As of September 30, 2010, the Company did not expect any losses as a result of default of its counterparties.

Interest Rate Swaps. During 2008, the Company entered into forward starting interest rate swaps, which have been designated as cash flow hedges. The forward starting interest rate swaps effectively convert interest payments from variable rates to fixed rates. The swaps are highly effective and as a result there will be de minimus earnings impact associated with ineffectiveness of these hedges. The hedging instruments have an aggregate notional amount of $200.0 million at an average fixed rate of 2.70%, with forward starting settlements indexed to the three-month LIBOR occurring every quarter, expiring October 2010 through March 2011.

Fuel Derivative Transactions. In the first quarter of 2010, the Company entered into fuel swap agreements, which have not been designated as hedging instruments. Gains and losses for derivatives which have not been designated as hedging instruments are recorded in fuel expense in the consolidated statement of operations. As of September 30, 2010, the Company has outstanding fuel swap agreements for 7.7 million gallons of diesel fuel purchases through the end of 2010 at an average swap price of $2.25 per gallon.

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

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

The following tables present the fair value of derivative instruments included in the consolidated balance sheet (in millions):

	Asset Derivatives
	Balance Sheet Location	September 30, 2010	December 31, 2009
Derivatives not designated as hedging instruments:
Fuel swap contracts	Other current assets	$0.4	$—

Total derivatives not designated as hedging instruments		0.4	—

Total asset derivatives		$0.4	$—

	Liability Derivatives
	Balance Sheet Location	September 30, 2010	December 31, 2009
Derivatives designated as hedging instruments:
Interest rate contracts	Accounts payable & accrued liabilities	$1.1	$3.2
Interest rate contracts	Other non-current liabilities & deferred credits	—	1.7

Total derivatives designated as hedging instruments		1.1	4.9

Derivatives not designated as hedging instruments:
Fuel swap contracts	Accounts payable & accrued liabilities	0.2	—

Total derivatives not designated as hedging instruments		0.2	—

Total liability derivatives		$1.3	$4.9

The following table presents the amounts affecting the consolidated statement of operations for the three months ended September 30 (in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2010	2009		2010	2009		2010	2009
Interest rate contracts	$(0.2)	$(1.6)	Interest expense	$(1.3)	$(1.3)	Interest expense	$—	$—
Fuel swap contracts	—	—	Fuel expense	—	0.5	Fuel Expense	—	—

Total	$(0.2)	$(1.6)		$(1.3)	$(0.8)		$—	$—

Derivatives not designated as hedging instruments			Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/ (Loss) Recognized in Income on Derivative
				2010	2009
Fuel swap contracts			Fuel expense	$1.4	$(0.5)

Total				$1.4	$(0.5)

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

The following table presents the amounts affecting the consolidated statement of operations for the nine months ended September 30 (in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2010	2009		2010	2009		2010	2009
Interest rate contracts	$(0.7)	$(2.8)	Interest expense	$(4.4)	$(2.9)	Interest expense	$—	$—
Fuel swap contracts	—	0.9	Fuel expense	—	0.3	Fuel expense	—	(2.0)

Total	$(0.7)	$(1.9)		$(4.4)	$(2.6)		$—	$(2.0)

Derivatives not designated as hedging instruments			Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/ (Loss) Recognized in Income on Derivative
				2010	2009
Fuel swap contracts			Fuel expense	$(1.5)	$0.3

Total				$(1.5)	$0.3

8. Acquisition

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

9. Long-Term Debt

On January 7, 2010, pursuant to an offer to purchase, KCSM, a wholly-owned subsidiary of KCS, commenced a cash tender offer for a portion of its 9 3/8% senior unsecured notes due May 1, 2012 (the “9 3/8% Senior Notes”). On January 22, 2010, the Company purchased $290.0 million of the tendered 9 3/8% Senior Notes in accordance with the terms and conditions of the tender offer set forth in the offer to purchase using the proceeds received from the issuance of $300.0 million of KCSM 8.0% senior unsecured notes due February 1, 2018 (the “KCSM 8.0% Senior Notes”). Additionally, on February 1, 2010, KCSM repurchased $6.3 million of the 9 3/8% Senior Notes. KCSM recorded debt retirement costs of $14.9 million in the first quarter of 2010.

On January 22, 2010, KCSM issued $300.0 million principal amount of 8.0% Senior Notes, which bear interest semiannually at a fixed annual rate of 8.0%. The KCSM 8.0% Senior Notes were issued at a discount to par value, resulting in a $4.3 million discount and a yield to maturity of 8 1/4%. KCSM used the net proceeds from the issuance of the KCSM 8.0% Senior Notes and cash on hand to purchase $290.0 million in principal amount of the 9 3/8% Senior Notes tendered under an offer to purchase and pay all fees and expenses incurred in connection with the KCSM 8.0% Senior Notes offering and tender offer. The KCSM 8.0% Senior Notes are redeemable at KCSM’s option, in whole or in part, on and after February 1, 2014, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2014 — 104.000%, 2015 — 102.000%, 2016 — 100.000%. In addition, KCSM may redeem up to 35% of the KCSM 8.0% Senior Notes any time prior to February 1, 2013 from the proceeds of the sale of capital stock in KCSM or KCS and are redeemable, in whole but not in part, at KCSM’s option at their principal amount in the event of certain changes in the Mexican withholding tax rate.

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

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

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

On June 4, 2010, the Company used the proceeds from a common stock offering, together with other available cash, to redeem $66.5 million principal amount of the 13.0% Senior Notes due 2013 issued by KCSR, $70.0 million principal amount of the 12.5% Senior Notes due 2016 issued by KCSM and $100.0 million principal amount of the 9 3/8% Senior Notes issued by KCSM, as well as pay $19.7 million of call premiums and other expenses associated with such redemptions. In addition, the Company wrote-off $12.8 million of unamortized debt issuance costs and original issue discounts associated with the redemption of the notes.

On August 30, 2010, KCSM entered into a secured credit agreement (the “2010 KCSM Credit Agreement”) with various lenders and other institutions as named in the 2010 KCSM Credit Agreement which provides KCSM with a three-year $100.0 million revolving credit facility consisting of (i) a revolving facility in an amount up to $100.0 million (the “Revolving Facility”) and, (ii) a letter of credit and a swing line facility (the “Swing Line Facility”) in an amount up to $10.0 million each, which constitutes usage under the Revolving Facility. At KCSM’s option, the outstanding principal balance of loans under the Revolving Facility will bear interest at either (i) the greater of (a) The Bank of Nova Scotia’s base rate, (b) federal funds rate plus 50 basis points or (c) one-month London Interbank Offered Rate (“LIBOR”) plus 100 basis points (the “Base Rate”) plus a spread depending on KCSM’s leverage ratio or (ii) LIBOR plus a spread depending on KCSM’s leverage ratio. The outstanding principal balance of loans under the Swing Line Facility will bear interest at the Base Rate plus a spread depending on KCSM’s leverage ratio.

The 2010 KCSM Credit Agreement is secured by the accounts receivable and certain locomotives of KCSM and certain KCSM subsidiaries and the pledge of equity interests of certain KCSM subsidiaries. In addition, KCSM and certain KCSM subsidiaries agreed to subordinate payment of intercompany debt and certain KCSM subsidiaries guaranteed repayment of the amounts due under the 2010 KCSM Credit Agreement. The 2010 KCSM Credit Agreement contains representations, warranties, and affirmative and negative covenants that are customary for credit agreements of this type, including financial covenants related to a leverage ratio and an interest coverage ratio as defined in the 2010 KCSM Credit Agreement.

As of September 30, 2010, KCSM had $5.0 million outstanding under the Revolving Facility. The Company intends to repay the outstanding balance under the Revolving Facility within the next twelve months and has classified this amount as debt due within one year.

On September 30, 2010, KCSM used available cash to redeem the remaining outstanding 9 3/8% Senior Notes of $63.7 million, plus accrued and unpaid interest, at a price of 102.344% and recognized debt retirement costs of $1.9 million related to the call premium and the write-off of unamortized debt issuance costs.

10. Common Stock Offering

On May 4, 2010, the Company completed a public offering of 5,769,230 shares of its common stock at a price of $39 per share. The Company received net proceeds of approximately $214.9 million after deducting offering expenses, underwriting discounts and commissions.

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

11. Equity

The following tables summarize the changes in equity (in millions):

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity
Beginning Balance	$2,337.1	$281.7	$2,618.8	$1,954.4	$283.7	$2,238.1

Comprehensive income:
Net income (loss)	52.9	(0.1)	52.8	28.2	0.4	28.6
Unrealized loss on cash flow hedges, net of tax of $(0.1) million and $(0.5) million	(0.1)	—	(0.1)	(1.1)	—	(1.1)
Reclassification adjustment from cash flow hedges included in net income, net of tax of $0.4 million and $0.2 million	0.9	—	0.9	0.6	—	0.6
Amortization of prior service credit, net of tax of $(0.1) million	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Cumulative translation adjustment - FTVM, net of tax of less than $0.1 million and $(0.1) million	0.1	—	0.1	(0.2)	—	(0.2)

Comprehensive income (loss)	53.7	(0.1)	53.6	27.4	0.4	27.8
Common stock issued	—	—	—	22.6	—	22.6
Dividends on $25 par preferred stock	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Dividends on series D cumulative preferred stock	(2.6)	—	(2.6)	(2.7)	—	(2.7)
Options exercised and stock subscribed, net of shares withheld for employee taxes	—	—	—	0.8	—	0.8
Tax benefit from share-based compensation	0.2	—	0.2	—	—	—
Share-based compensation	1.6	—	1.6	1.5	—	1.5

Ending Balance	$2,389.9	$281.6	$2,671.5	$2,003.9	$284.1	$2,288.0

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity
Beginning Balance	$2,043.0	$282.8	$2,325.8	$1,896.6	$273.7	$2,170.3

Comprehensive income:
Net income (loss)	125.6	(1.2)	124.4	32.1	0.8	32.9
Unrealized loss on cash flow hedges, net of tax of $(0.3) million and $(0.6) million	(0.4)	—	(0.4)	(1.3)	—	(1.3)
Reclassification adjustment from cash flow hedges included in net income, net of tax of $1.7 million and $0.9 million	2.7	—	2.7	1.7	—	1.7
Amortization of prior service credit, net of tax of $(0.1) million	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Cumulative translation adjustment - FTVM, net of tax of $0.1 million and $(0.2) million	0.3	—	0.3	0.5	—	0.5

Comprehensive income (loss)	128.1	(1.2)	126.9	32.9	0.8	33.7
Contribution from noncontrolling interests	—	—	—	—	9.6	9.6
Common stock issued	214.9	—	214.9	73.9	—	73.9
Dividends on $25 par preferred stock	(0.2)	—	(0.2)	(0.2)	—	(0.2)
Dividends on series D cumulative preferred stock	(8.0)	—	(8.0)	(8.1)	—	(8.1)
Options exercised and stock subscribed, net of shares withheld for employee taxes	(9.7)	—	(9.7)	2.4	—	2.4
Tax benefit from share-based compensation	15.7	—	15.7	—	—	—
Share-based compensation	6.1	—	6.1	6.4	—	6.4

Ending Balance	$2,389.9	$281.6	$2,671.5	$2,003.9	$284.1	$2,288.0

12. Share-Based Compensation

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

Stock Options. During the nine months ended September 30, 2010, 744,312 stock options with an intrinsic value of $18.8 million were exercised. Cash received from option exercises during the period was $0.8 million.

Nonvested Stock. During the nine months ended September 30, 2010, 343,904 shares vested and the fair value (at vest date) was $11.9 million.

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

13. Commitments and Contingencies

Concession Duty. Under KCSM’s railroad concession from the Mexican government (the “Concession”), the Mexican government has the right to receive a payment from the Company equivalent to 0.5% of the gross revenue during the first 15 years of the Concession period and 1.25% of the gross revenue during the remaining years of the Concession period. For the three and nine months ended September 30, 2010, the concession duty expense, which is recorded within operating expenses, amounted to $1.0 million and $3.1 million, compared to $0.8 million and $2.3 million for the same periods in 2009.

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

Environmental remediation expense was $3.8 million and $4.1 million for the nine months ended September 30, 2010 and 2009, respectively, and was included in casualties and insurance expense on the consolidated statements of operations. Additionally, as of September 30, 2010, KCS had a reserve for environmental remediation of $5.9 million. This amount was derived from a range of reasonable estimates based upon the studies and site surveys described above and in accordance with the accounting guidance for the recognition of loss contingencies.

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

Personal Injury Claim Reserves. The Company’s personal injury claim reserve is based on semi-annual actuarial studies performed on an undiscounted basis. This reserve is based on personal injury claims filed and an estimate of claims incurred but not yet reported. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Adjustments to the liability are reflected within operating expenses in the period in which changes to estimates are known. Personal injury claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The personal injury claim reserve balance as of September 30, 2010 is based on an updated actuarial study of personal injury reserves for data through May 31, 2010 and review of the last four months experience. The activity in the reserve follows (in millions):

	Nine Months Ended September 30,
	2010	2009
Balance at beginning of year	$86.9	$90.7
Accruals, net (includes the impact of actuarial studies)	(1.6)	5.1
Payments	(13.1)	(10.5)

Balance at end of period	$72.2	$85.3

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

Pursuant to the Settlement Agreement, the parties agreed to completely, definitively and irrevocably terminate (i) certain disputes, procedures and controversies among KCSM and the Ferromex Parties, in connection with the merger between Ferromex and Ferrosur, including KCSM’s involvement in such procedures as an interested party; and (ii) the lawsuit filed against KCSM and the Mexican Government in connection with several disputes, procedures and controversies before judicial authorities with respect to the acquisition of the shares of Ferrocarril del Noreste, S.A. de C.V. (now KCSM) by Grupo Transportación Ferroviaria Mexicana, S.A. de C.V., in 1997 (the “Settlement Procedures”). The parties waived their rights to any future actions derived from or related to the Settlement Procedures. Further, the parties did not settle or agree to settle any disputes, controversies or procedures other than the Settlement Procedures.

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

In November 2005, Ferromex acquired control of and merged with Ferrosur creating Mexico’s largest railway, though such merger has been previously rejected by the Comisión Federal de Competencia (Mexican Antitrust Commission) (“COFECO”). The Settlement Agreement provides that if COFECO does not authorize the merger of Ferromex and Ferrosur, the Settlement

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

Agreement shall be terminated twelve months after the relevant resolution of the Governmental Authority is issued or when the unwinding is effective, whichever is later. On May 12, 2010, the Administrative and Fiscal Federal Court annulled the decision of COFECO and approved the merger between Ferromex and Ferrosur. COFECO has the right to challenge the court decision once it is notified.

Trackage Rights Settlement Agreement with Ferromex. KCSM’s operations are subject to certain trackage rights, switching rights, and interline services with Ferromex. KCSM and Ferromex entered into a Trackage Rights, Switching and Interline Settlement Agreement, dated February 9, 2010 (the “Trackage Rights Agreement”). Pursuant to the Trackage Rights Agreement, the parties terminated, in a definitive and irrevocable manner, all actions and procedures regarding: (a) rates applicable to trackage rights, switching and interlinear services from January 1, 2009 onward but not regarding the applicable rates before January 1, 2009 or the amounts owed by the parties to one another prior to the execution of the Trackage Rights Agreement; (b) the scope of certain trackage rights in Monterrey, Nuevo León, Guadalajara, Jalisco and Altamira, Tamaulipas, the Long Trackage Rights, and Aguascalientes; and (c) court costs, as well as any other directly-related issue or dispute that arises from, are related in any manner directly or indirectly to, the terms and conditions and/or scope of such mandatory trackage and/or switching rights or that arises by reason of the definition of trackage rights (the “Settlement Controversies”). The parties waived their rights to any future actions derived from or related to the Settlement Controversies. Further, KCSM and Ferromex set the rates applicable for January 1, 2009 for each party for the use of the other party’s trackage. The retroactive application of these rates to January 1, 2009 did not have a material impact on the results of operations.

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

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

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

On July 23, 2008, the SCT delivered notice to KCSM of new proceedings against KCSM, claiming, among other things, that KCSM refused to grant Ferromex access to certain trackage over which Ferromex alleges it has trackage rights on six different occasions and thus denied Ferromex the ability to provide service to the Auto Manufacturer at this location. On August 13, 2008, KCSM filed a response to the SCT. On July 15, 2010, the SCT resolved to consolidate these six sanction proceedings into a single proceeding, determining that the actions that motivated the underlying claims constitute a single occasion. On August 19, 2010, Ferromex filed an appeal which KCSM considers to be without merit. Management believes that even if KCSM were to be found liable, a single sanction would be imposed and could be challenged in the Administrative and Fiscal Federal Court. A single sanction makes it more likely that any unfavorable resolution will not have a material impact on KCSM’s results of operations.

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

Agreement with the Auto Manufacturer. KCSM has been involved in several disputes related to providing services to the Auto Manufacturer. In October 2010, KCSM and the Auto Manufacturer reached an agreement to settle all disputes related to services provided prior to May 28, 2010 by KCSM to the Auto Manufacturer, other than matters pending before the SCT involving KCSM and the Auto Manufacturer which are not subject to this agreement. This agreement did not have a significant impact on KCSM’s results of operations.

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

Income tax. Tax returns filed in the U.S. from 2004 through the current year and in Mexico from 2003 through the current year remain open to examination by the taxing authorities. The 2008 U.S. tax return and the 2003 through 2005 Mexico tax returns are currently under examination. The Company received an audit assessment for the year ended December 31, 2003, from Servicio de Administracion Tributaria (“SAT”), the Mexican equivalent of the Internal Revenue Service. The Company filed its response to this assessment on March 8, 2010. On October 15, 2010, the SAT issued a resolution which settled the most significant matters included in the 2003 audit assessment, with no resulting impact to the Company’s financial results.

The Company believes that an adequate provision has been made for any adjustment (tax and interest) that will be due for all open years. However, an unexpected adverse resolution could have a material effect on the results of operations in a particular quarter or fiscal year.

Credit Risk. The Company continually monitors risks related to the economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or further weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and operating results. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded reserves for uncollectability based on its best estimate at September 30, 2010.

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

14. Geographic Information

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

The Company’s strategic initiatives, which drive its operational direction, are developed and managed at the Company’s headquarters and targets are communicated to its various regional activity centers. Corporate management is responsible for, among others, KCS’s marketing strategy, the oversight of large cross-border customer accounts, overall planning and control of infrastructure and rolling stock, the allocation of capital resources based upon growth and capacity constraints over the coordinated network, and other functions such as financial planning, accounting, and treasury.

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

The following tables (in millions) provide information by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues	2010	2009	2010	2009
U.S.	$253.5	$227.8	$753.8	$634.9
Mexico	184.8	158.3	582.4	438.5

Total revenues	$438.3	$386.1	$1,336.2	$1,073.4

Property and equipment (including concession assets), net			September 30, 2010	December 31, 2009
U.S.			$2,562.5	$2,482.7
Mexico			2,259.2	2,239.7

Total property and equipment (including concession assets), net			$4,821.7	$4,722.4

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

15. Condensed Consolidating Financial Information

KCSR has outstanding $275.0 million of 8.0% Senior Notes due 2015 and $123.5 million of 13.0% Senior Notes due 2013, which are unsecured obligations of KCSR, which are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCS and certain wholly-owned domestic subsidiaries. As a result, the following accompanying condensed consolidating financial information (in millions) has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.” The 8.0% Senior Notes were registered by means of an amendment to KCS’s shelf registration statement filed and automatically effective as of May 23, 2008. The 13.0% Senior Notes were registered under KCS’s shelf registration statement filed and automatically effective as of November 21, 2008.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2010
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$230.2	$4.9	$210.6	$(7.4)	$438.3
Operating expenses	0.9	163.1	6.2	159.7	(7.6)	322.3

Operating income (loss)	(0.9)	67.1	(1.3)	50.9	0.2	116.0
Equity in net earnings of unconsolidated affiliates	49.4	—	—	22.8	(67.0)	5.2
Interest expense	—	(23.9)	—	(23.1)	10.8	(36.2)
Debt retirement costs	—	—	—	(1.9)	—	(1.9)
Foreign exchange gain	—	—	—	2.0	—	2.0
Other income, net	9.7	3.1	—	0.8	(11.2)	2.4

Income (loss) before income taxes and noncontrolling interest	58.2	46.3	(1.3)	51.5	(67.2)	87.5
Income tax expense (benefit)	5.3	18.1	(0.5)	11.8	—	34.7

Net income (loss)	52.9	28.2	(0.8)	39.7	(67.2)	52.8
Noncontrolling interest	—	—	—	(0.1)	—	(0.1)

Net income (loss) attributable to Kansas City Southern and subsidiaries	$52.9	$28.2	$(0.8)	$39.8	$(67.2)	$52.9

	Three Months Ended September 30, 2009
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$200.3	$4.6	$189.4	$(8.2)	$386.1
Operating expenses	0.7	157.1	4.5	148.7	(8.8)	302.2

Operating income (loss)	(0.7)	43.2	0.1	40.7	0.6	83.9
Equity in net earnings of unconsolidated affiliates	29.4	0.3	—	10.7	(38.5)	1.9
Interest income (expense)	(0.1)	(14.6)	1.6	(28.7)	0.6	(41.2)
Foreign exchange loss	—	—	—	(1.5)	—	(1.5)
Other income, net	0.1	0.7	—	0.7	(1.2)	0.3

Income before income taxes and noncontrolling interest	28.7	29.6	1.7	21.9	(38.5)	43.4
Income tax expense	0.5	10.1	0.7	3.5	—	14.8

Net income	28.2	19.5	1.0	18.4	(38.5)	28.6
Noncontrolling interest	—	—	—	0.4	—	0.4

Net income attributable to Kansas City Southern and subsidiaries	$28.2	$19.5	$1.0	$18.0	$(38.5)	$28.2

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS – (Continued)

	Nine Months Ended September 30, 2010
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$671.6	$12.5	$672.4	$(20.3)	$1,336.2
Operating expenses	3.3	489.2	19.0	495.5	(22.2)	984.8

Operating income (loss)	(3.3)	182.4	(6.5)	176.9	1.9	351.4
Equity in net earnings of unconsolidated affiliates	116.5	3.3	—	52.6	(156.2)	16.2
Interest income (expense)	(0.1)	(76.4)	0.3	(77.7)	31.4	(122.5)
Debt retirement costs	—	(15.8)	—	(33.5)	—	(49.3)
Foreign exchange gain	—	—	—	3.2	—	3.2
Other income, net	29.1	5.3	—	3.5	(34.0)	3.9

Income (loss) before income taxes and noncontrolling interest	142.2	98.8	(6.2)	125.0	(156.9)	202.9
Income tax expense (benefit)	15.8	38.9	(2.3)	26.1	—	78.5

Net income (loss)	126.4	59.9	(3.9)	98.9	(156.9)	124.4
Noncontrolling interest	—	—	—	(1.2)	—	(1.2)

Net income (loss) attributable to Kansas City Southern and subsidiaries	$126.4	$59.9	$(3.9)	$100.1	$(156.9)	$125.6

	Nine Months Ended September 30, 2009
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$558.9	$10.9	$526.7	$(23.1)	$1,073.4
Operating expenses	3.2	448.5	13.8	458.3	(25.0)	898.8

Operating income (loss)	(3.2)	110.4	(2.9)	68.4	1.9	174.6
Equity in net earnings (losses) of unconsolidated affiliates	34.1	0.7	—	(3.4)	(26.5)	4.9
Interest income (expense)	(0.1)	(48.3)	1.6	(83.7)	2.1	(128.4)
Debt retirement costs	—	(5.3)	—	(0.6)	—	(5.9)
Foreign exchange loss	—	—	—	(0.6)	—	(0.6)
Other income, net	0.6	5.6	—	2.4	(3.9)	4.7

Income (loss) before income taxes and noncontrolling interest	31.4	63.1	(1.3)	(17.5)	(26.4)	49.3
Income tax expense (benefit)	(0.7)	24.5	(0.4)	(7.0)	—	16.4

Net income (loss)	32.1	38.6	(0.9)	(10.5)	(26.4)	32.9
Noncontrolling interest	—	—	—	0.8	—	0.8

Net income (loss) attributable to Kansas City Southern and subsidiaries	$32.1	$38.6	$(0.9)	$(11.3)	$(26.4)	$32.1

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2010
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$2.5	$219.2	$4.8	$439.6	$(0.2)	$665.9
Investments held for operating purposes and affiliate investment	1,814.7	26.8	1.9	1,703.9	(3,500.5)	46.8
Property and equipment (including concession assets), net	—	1785.4	210.4	2,825.9	—	4,821.7
Other assets	1.3	55.1	—	69.3	(31.0)	94.7

Total assets	$1,818.5	$2,086.5	$217.1	$5,038.7	$(3,531.7)	$5,629.1

Liabilities and equity:
Current liabilities	$(563.8)	$646.8	$132.3	$226.8	$(0.2)	$441.9
Long-term debt	0.2	703.5	0.4	906.8	—	1,610.9
Deferred income taxes	(12.6)	456.8	77.4	153.2	—	674.8
Other liabilities	4.2	127.2	0.4	129.2	(31.0)	230.0
Stockholders’ equity	2,390.5	152.2	6.6	3,341.1	(3,500.5)	2,389.9
Noncontrolling interest	—	—	—	281.6	—	281.6

Total liabilities and equity	$1,818.5	$2,086.5	$217.1	$5,038.7	$(3,531.7)	$5,629.1

	December 31, 2009
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$0.5	$219.1	$3.4	$428.8	$(38.0)	$613.8
Investments held for operating purposes and affiliate investment	1,562.0	31.7	1.9	1,616.0	(3,164.8)	46.8
Property and equipment (including concession assets), net	—	1,717.5	212.1	2,792.8	—	4,722.4
Other assets	1.3	42.0	—	90.9	(62.9)	71.3

Total assets	$1,563.8	$2,010.3	$217.4	$4,928.5	$(3,265.7)	$5,454.3

Liabilities and equity:
Current liabilities	$(455.7)	$567.6	$124.0	$211.7	$(36.8)	$410.8
Long-term debt	0.2	793.8	0.4	1,147.5	(30.0)	1,911.9
Deferred income taxes	(27.8)	416.8	79.5	90.1	—	558.6
Other liabilities	4.1	142.0	3.0	132.2	(34.1)	247.2
Stockholders’ equity	2,043.0	58.7	10.5	3,064.2	(3,133.4)	2,043.0
Noncontrolling interest	—	31.4	—	282.8	(31.4)	282.8

Total liabilities and equity	$1,563.8	$2,010.3	$217.4	$4,928.5	$(3,265.7)	$5,454.3

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2010
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Excluding intercompany activity	$21.4	$202.7	$(4.1)	$139.9	$—	$359.9
Intercompany activity	(108.3)	82.0	6.7	19.6	—	—

Net cash provided (used)	(86.9)	284.7	2.6	159.5	—	359.9

Investing activities:
Capital expenditures	—	(111.3)	(2.8)	(86.2)	—	(200.3)
Acquisition of an intermodal facility, net of cash acquired	—	—	—	(25.0)	—	(25.0)
Property investments in MSLLC	—	—	—	(18.2)	—	(18.2)
Proceeds from sale of (investment in) Mexrail, Inc.	(41.0)	—	—	41.0	—	—
Distribution to affiliates	(95.0)	—	—	—	95.0	—
Other investing activities	—	4.8	0.2	42.8	(30.0)	17.8

Net cash used	(136.0)	(106.5)	(2.6)	(45.6)	65.0	(225.7)

Financing activities:
Proceeds from issuance of long-term debt	—	—	—	300.7	—	300.7
Repayment of long-term debt	(0.4)	(150.8)	—	(540.8)	30.0	(662.0)
Proceeds from common stock issuance	214.9	—	—	—	—	214.9
Debt costs	—	(10.4)	—	(34.4)	—	(44.8)
Excess tax benefit from share-based compensation	15.7	—	—	—	—	15.7
Contribution from affiliates	—	—	—	95.0	(95.0)	—
Other financing activities	(7.4)	—	—	—	—	(7.4)

Net cash provided (used)	222.8	(161.2)	—	(179.5)	(65.0)	(182.9)

Cash and cash equivalents:
Net increase (decrease)	(0.1)	17.0	—	(65.6)	—	(48.7)
At beginning of year	(0.1)	12.7	0.3	104.6	—	117.5

At end of period	$(0.2)	$29.7	$0.3	$39.0	$—	$68.8

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS – (Continued)

	Nine Months Ended September 30, 2009
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Excluding intercompany activity	$85.3	$138.9	$(1.1)	$(16.8)	$—	$206.3
Intercompany activity	(153.3)	(52.1)	6.5	198.9	—	—

Net cash provided (used)	(68.0)	86.8	5.4	182.1	—	206.3

Investing activities:
Capital expenditures	—	(184.0)	(4.9)	(109.3)	1.4	(296.8)
Return of investment	—	—	—	101.0	(101.0)	—
Property investments in MSLLC	—	—	—	(18.2)	—	(18.2)
Other investing activities	—	159.8	(0.3)	(175.1)	20.2	4.6

Net cash used	—	(24.2)	(5.2)	(201.6)	(79.4)	(310.4)

Financing activities:
Proceeds from issuance of long-term debt	0.8	8.7	—	189.0	(8.7)	189.8
Repayment of long-term debt	(0.2)	(232.9)	—	(40.1)	8.7	(264.5)
Proceeds from common stock issuance	73.9	—	—	—	—	73.9
Other financing activities	(6.8)	(5.1)	—	(83.6)	79.4	(16.1)

Net cash provided (used)	67.7	(229.3)	—	65.3	79.4	(16.9)

Cash and cash equivalents:
Net increase (decrease)	(0.3)	(166.7)	0.2	45.8	—	(121.0)
At beginning of year	—	177.9	0.2	51.8	—	229.9

At end of period	$(0.3)	$11.2	$0.4	$97.6	$—	$108.9

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Kansas City Southern:

We have reviewed the accompanying consolidated balance sheet of Kansas City Southern and subsidiaries (the Company) as of September 30, 2010, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2010 and 2009, and the related consolidated statement of cash flows for the nine-month periods ended September 30, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management.

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

October 26, 2010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion below, as well as other portions of this Form 10-Q, contain forward-looking statements that are not based upon historical information. Readers can identify these forward-looking statements by the use of such verbs as “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. Such forward-looking statements are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-Q. However, such statements are dependent on and, therefore, can be influenced by, a number of external variables over which management has little or no control, including: domestic and international economic conditions; interest rates; the business environment in industries that produce and consume rail freight; competition and consolidation within the transportation industry; fluctuation in prices or availability of key materials, in particular diesel fuel; labor difficulties, including strikes and work stoppages; credit risk of customers and counterparties and their failure to meet their financial obligation; the outcome of claims and litigation; legislative and regulatory developments; political and economic conditions in Mexico and the level of trade between the United States and Mexico; changes in securities and capital markets; disruptions to the Company’s technology infrastructure, including its computer systems; natural events such as severe weather, hurricanes and floods; acts of terrorism or risk of terrorist activities; and war or risk of war. For more discussion about each risk factor, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which is on file with the U.S. Securities and Exchange Commission (File No. 1-4717) incorporated by reference and in Part I Item 1A — “Risk Factors” in the Form 10-K and any updates contained herein. Readers are strongly encouraged to consider these factors when evaluating forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the timing when, or by which, such performance or results will be achieved. As a result, actual outcomes or results could materially differ from those indicated in forward-looking statements. Forward-looking statements contained in this Form 10-Q will not be updated.

This discussion is intended to clarify and focus on Kansas City Southern’s (“KCS” or the “Company”) results of operations, certain changes in its financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included under Item 1 of this Form 10-Q. This discussion should be read in conjunction with those consolidated financial statements and the related notes, and is qualified by reference to them.

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

Third Quarter Analysis

The Company reported quarterly earnings of $0.48 per diluted share on consolidated net income of $52.9 million for the three months ended September 30, 2010, compared to quarterly earnings of $0.27 per diluted share on consolidated net income of $28.2 million for the same period in 2009. This earnings increase reflects a 14% increase in revenues during the three months ended September 30, 2010 as compared to the same period in 2009, driven primarily by positive pricing impacts in certain commodity groups, the overall increase in carload/unit volumes resulting from the relative improvement in the economy and increased fuel surcharge.

Operating expenses increased 7% compared to the same period in 2009, primarily due to the overall increase in carload/unit volumes, higher fuel prices and purchased services, partially offset by decreases in equipment costs and casualties and insurance expense. In addition, the Company was able to leverage its cost control program initiated in 2009 as operating expenses as a percentage of revenues declined to 73.5% for the three months ended September 30, 2010 as compared to 78.3% for the same period in 2009.

Hurricane Alex made landfall on June 30, 2010, causing widespread damage and flooding in central and northeastern Mexico. The hurricane resulted in extensive damage to KCSM’s track and bridge infrastructures, and also caused multiple track-related incidents and significantly disrupted the Company’s rail service. The Company maintains a comprehensive insurance program intended to cover such events. The property and casualty insurance program covers loss or damage to Company property and third party property over which the Company has custody and control and covers losses associated with business interruption. This program has combined coverage for both property damage and business interruption and has a self-insured retention amount of $10.0 million for flood related losses. In addition, the Company also maintains a general liability insurance program with a self-insured retention of $1.0 million in Mexico covering claims from third parties. The Company has filed an initial claim under the property and casualty program for $71.5 million which includes estimates of both incurred and expected losses. The claim filing will be updated and adjusted as additional information becomes available. The Company expects to file its initial claim under the general liability program in the fourth quarter of 2010. The Company’s policy limits are in excess of the hurricane losses incurred. The Company expects to recover the amount of the adjusted claim, less related self-insured retentions of $11.0 million. As of the date of this filing, no payments have been received from the insurance programs. The Company expects to receive its first insurance payment during the fourth quarter of 2010, and to reach final settlement during 2011.

Hurricane Alex affected revenues for certain commodity groups as customers were required to use alternate carriers or modes of transportation until rail service was restored. Based on data contained in the Company’s initial insurance claim, which will be updated and adjusted, the Company currently estimates the related effect on its third quarter of 2010 financial results includes $33.0 million of lost revenue, less related avoided costs.

For the third quarter of 2010, the Company has recognized probable insurance recoveries which offset the $32.0 million of incurred losses related to property damage and incremental expenses. The Company expects to incur additional costs in the fourth quarter of 2010 related to ongoing property repair, which are also expected to be offset by probable insurance recoveries. Remaining insurance recoveries will be recognized upon final settlement of the claim or when nonrefundable cash payments are received.

The Company estimates that if the effects of Hurricane Alex were excluded from its third quarter of 2010 financial results, operating expenses as a percentage of revenues would have been approximately 300 basis points lower and earnings per diluted share would have been approximately $0.14 per diluted share higher. The Company estimates the cumulative effect of the hurricane on its financial results will be approximately $0.05 loss per diluted share upon final settlement of the claim.

Results of Operations

The following summarizes KCS’s statements of operations (in millions):

	Three Months Ended September 30,
			Change
	2010	2009	Dollars
Revenues	$438.3	$386.1	$52.2
Operating expenses	322.3	302.2	20.1

Operating income	116.0	83.9	32.1
Equity in net earnings of unconsolidated affiliates	5.2	1.9	3.3
Interest expense	(36.2)	(41.2)	5.0
Debt retirement costs	(1.9)	—	(1.9)
Foreign exchange gain (loss)	2.0	(1.5)	3.5
Other income, net	2.4	0.3	2.1

Income before income taxes and noncontrolling interest	87.5	43.4	44.1
Income tax expense	34.7	14.8	19.9

Net income	52.8	28.6	24.2
Noncontrolling interest	(0.1)	0.4	(0.5)

Net income attributable to Kansas City Southern and subsidiaries	$52.9	$28.2	$24.7

	Nine Months Ended
	September 30,		Change
	2010	2009	Dollars
Revenues	$1,336.2	$1,073.4	$262.8
Operating expenses	984.8	898.8	86.0

Operating income	351.4	174.6	176.8
Equity in net earnings of unconsolidated affiliates	16.2	4.9	11.3
Interest expense	(122.5)	(128.4)	5.9
Debt retirement costs	(49.3)	(5.9)	(43.4)
Foreign exchange gain (loss)	3.2	(0.6)	3.8
Other income, net	3.9	4.7	(0.8)

Income before income taxes and noncontrolling interest	202.9	49.3	153.6
Income tax expense	78.5	16.4	62.1

Net income	124.4	32.9	91.5
Noncontrolling interest	(1.2)	0.8	(2.0)

Net income attributable to Kansas City Southern and subsidiaries	$125.6	$32.1	$93.5

Revenues

The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change
Chemical and petroleum	$86.8	$88.6	(2)%	60.8	64.7	(6)%	$1,428	$1,369	4%
Industrial and consumer products	103.9	86.4	20%	75.0	66.6	13%	1,385	1,297	7%
Agriculture and minerals	97.2	93.8	4%	62.2	60.7	2%	1,563	1,545	1%

Total general commodities	287.9	268.8	7%	198.0	192.0	3%	1,454	1,400	4%
Coal	63.6	49.2	29%	74.2	80.7	(8)%	857	610	40%
Intermodal	47.7	38.3	25%	170.3	135.8	25%	280	282	(1)%
Automotive	23.3	14.2	64%	16.5	14.0	18%	1,412	1,014	39%

Subtotal	422.5	370.5	14%	459.0	422.5	9%	$920	$877	5%

Other revenue	15.8	15.6	1%

Total revenues (i)	$438.3	$386.1	14%

(i) Included in revenues: Fuel surcharge	$38.6	$20.9

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change
Chemical and petroleum	$269.8	$239.3	13%	187.5	178.9	5%	$1,439	$1,338	8%
Industrial and consumer products	312.9	251.7	24%	226.7	197.5	15%	1,380	1,274	8%
Agriculture and minerals	319.1	257.8	24%	200.9	182.2	10%	1,588	1,415	12%

Total general commodities	901.8	748.8	20%	615.1	558.6	10%	1,466	1,340	9%
Coal	175.9	139.3	26%	211.3	226.6	(7)%	832	615	35%
Intermodal	139.9	101.1	38%	492.4	366.7	34%	284	276	3%
Automotive	69.3	32.7	112%	51.8	32.5	59%	1,338	1,006	33%

Subtotal	1,286.9	1,021.9	26%	1,370.6	1,184.4	16%	$939	$863	9%

Other revenue	49.3	51.5	(4)%

Total revenues (i)	$1,336.2	$1,073.4	24%

(i) Included in revenues: Fuel surcharge	$113.0	$51.1

Freight revenues include both revenue for transportation services and fuel surcharges. For the three and nine months ended September 30, 2010, revenues increased $52.2 million and $262.8 million compared to the same periods in 2009, primarily due to positive pricing impacts, the overall increase in carload/unit volumes resulting from the relative improvement in the economy and increased fuel surcharge. For the three months ended September 30, 2010, revenues for certain commodity groups were significantly affected by Hurricane Alex as customers were required to use alternate carriers or modes of transportation until rail service was restored. Revenue per carload/unit increased by 5% and 9% for the three and nine months ended September 30, 2010, compared to the same periods in 2009, reflecting favorable commodity mix in addition to the factors discussed above. The effect of fluctuations in the value of the U.S. dollar against the value of the Mexican peso was not significant for either period.

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

The following discussion provides an analysis of revenues by commodity group:

Revenues by commodity group for the three months ended September 30, 2010

Chemical and petroleum. Revenues decreased $1.8 million for the three months ended September 30, 2010, compared to the same period in 2009, primarily due to the effect of Hurricane Alex on cross-border product moves, a temporary change in customer routing and decreases in plastic product volumes as inventory replenishment efforts slowed during the quarter. Revenues increased $30.5 million for the nine months ended September 30, 2010, compared to the same period in 2009, due to increases in volume, fuel surcharge and pricing. Additionally, petroleum revenues increased in Mexico due to a government initiated oil export program, which resulted in record levels of oil production and storage.

Revenues by commodity group for the three months ended September 30, 2010

Industrial and consumer products. Revenues increased $17.5 million and $61.2 million for the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily due to increases in volume, length of haul, fuel surcharge and price. Metals and scrap business growth was primarily due to growing demand for slab and steel coil. Paper products increased primarily due to a restocking of inventory to meet increased demand and shortages in over-the-road trucking capacity. Industrial and consumer product volumes were significantly affected by Hurricane Alex in the third quarter of 2010.

Agriculture and minerals. Revenues increased $3.4 million and $61.3 million for the three and nine months ended September 30, 2010, compared to the same periods in 2009, due to an increase in volume. Grain revenue increased as a portion of the traffic lost to vessel in 2009 was converted back to rail in Mexico. Food products showed continued strength primarily due to new business. Increased length of haul also drove year over year revenue increases. Food products and grain volumes were significantly affected by Hurricane Alex in the third quarter of 2010.

Coal. Revenue increased $14.4 million and $36.6 million for the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily due to increases in pricing and fuel surcharge. Revenues to existing electric generation customers increased due to re-pricing of coal contracts and increased fuel surcharge, which was partially offset by lower unit coal volumes.

Intermodal. Revenues increased $9.4 million and $38.8 million for the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily due to an increase in volume. Growth was driven by increased automotive parts traffic, conversion of cross border truck traffic to rail, trans-Pacific container volume, the emergence of cross border international cargo and improvement in the economy. Intermodal volumes were significantly affected by Hurricane Alex in the third quarter of 2010.

Automotive. Revenues increased $9.1 million and $36.6 million for the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily due to increases in volume and pricing. The volume increase was driven by strong year over year growth in North American automobile sales, a shift in production from the U.S. to Mexico and new cross border vehicle routings. Automotive volumes were significantly affected by Hurricane Alex in the third quarter of 2010.

Operating Expenses

Operating expenses, as shown below (in millions), increased $20.1 million and $86.0 million for the three and nine months ended September 30, 2010, when compared to the same periods in 2009, primarily due to fuel expense, compensation and benefit expense and purchased services expense.

	Three Months Ended September 30,		Change
	2010	2009	Dollars	Percent
Compensation and benefits	$87.3	$83.4	$3.9	5%
Purchased services	48.0	37.1	10.9	29%
Fuel	61.8	49.7	12.1	24%
Equipment costs	37.5	41.8	(4.3)	(10)%
Depreciation and amortization	46.1	44.6	1.5	3%
Casualties and insurance	9.1	12.0	(2.9)	(24)%
Materials and other	32.5	33.6	(1.1)	(3)%

Total operating expenses	$322.3	$302.2	$20.1	7%

	Nine Months Ended September 30,		Change
	2010	2009	Dollars	Percent
Compensation and benefits	$271.7	$240.4	$31.3	13%
Purchased services	140.9	129.3	11.6	9%
Fuel	191.7	133.2	58.5	44%
Equipment costs	117.5	122.1	(4.6)	(4)%
Depreciation and amortization	138.8	138.9	(0.1)	—
Casualties and insurance	21.2	32.2	(11.0)	(34)%
Materials and other	103.0	102.7	0.3	—

Total operating expenses	$984.8	$898.8	$86.0	10%

Compensation and benefits. Compensation and benefits increased $3.9 million and $31.3 million for the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily due to increased incentive compensation, including the Mexico statutory profit sharing expense, and annual salary rate increases. In addition, compensation and benefits increased in Mexico due to fluctuations in the value of the U.S. dollar against the value of the Mexican peso. These increases were partially offset by a decrease of $6.2 million in KCSM’s post-employment benefit obligations as a result of the completion of negotiations with the Mexican labor union in the third quarter of 2010.

Purchased services. Purchased services increased $10.9 million and $11.6 million for the three and nine months ended September 30, 2010, compared to the same periods in 2009. The Company recognized a deferred credit of $6.1 million related to the partial cancellation of a maintenance contract in the third quarter of 2009. In addition, purchased services increased due to volume-sensitive costs including security, truck and terminal services. These increases were partially offset by lower locomotive maintenance as a result of a newer locomotive fleet and having fewer locomotives covered by maintenance agreements as well as lower freight cars repairs.

Fuel. Fuel expense increased $12.1 million and $58.5 million for the three and nine months ended September 30, 2010, compared with the same periods in 2009, primarily due to higher diesel fuel prices and consumption driven by increased carload/unit volumes.

Equipment costs. Equipment costs decreased $4.3 million and $4.6 million for the three and nine months ended September 30, 2010, compared with the same periods in 2009, primarily due to lower freight car equipment lease expense which was partially offset by the increase in the use of other railroads’ freight cars.

Depreciation and amortization. Depreciation and amortization expenses increased $1.5 million for the three months ended September 30, 2010, compared to the same period in 2009 due to the year-to-date impact of lower rates from the depreciation study that was completed in third quarter 2009. This increase was partially offset by a decrease in amortization expense due to extending the estimated useful lives of certain Mexican concession assets, which was effective as of October 1, 2009. Depreciation and amortization expenses decreased by $0.1 million for the nine months ended September 30, 2010, compared to the same period in 2009. The decrease from extending the estimated useful lives of certain Mexican concession assets was offset by an increase from a larger asset base. Depreciation and amortization expense on the asset base as of year-end 2009 will be lower on a quarterly basis by approximately $2.6 million due to extending the estimated useful lives of certain Mexican concession assets.

Casualties and insurance. Casualties and insurance expenses decreased $2.9 million and $11.0 million for the three and nine months ended September 30, 2010, compared to the same periods in 2009, due to a reduction in personal injury reserves reflecting favorable claims experience. In addition, casualties and insurance expenses decreased due to a third party reimbursement received in the second quarter of 2010 related to a personal injury claim.

Materials and other. Materials and other expense decreased $1.1 million for the three months ended September 30, 2010, compared to the same period in 2009, primarily due to a decrease in a legal reserve and lower motor vehicle lease expense. Materials and other expense increased $0.3 million for the nine months ended September 30, 2010, compared to the same period in 2009, primarily due an increase in employee expenses, partially offset by lower motor vehicle lease expense.

Non-Operating Income and Expenses

Equity in Net Earnings of Unconsolidated Affiliates. Equity in earnings from unconsolidated affiliates increased by $3.3 million and $11.3 million for the three and nine month periods ended September 30, 2010, compared to the same periods in 2009. Significant components of this change are as follows:

•

Equity in earnings from the operations of Panama Canal Railway Company increased by $2.1 million and $6.3 million for the three and nine month periods ended September 30, 2010, compared to the same periods in 2009, primarily due to an increase in container volume attributable to the improvement in the economy.

•

Equity in earnings of Southern Capital Corporation, LLC increased by $0.7 million and $3.7 million for the three and nine month periods ended September 30, 2010, compared to the same periods in 2009, primarily due to recognizing a gain on sale of railcars and other equipment in the first quarter of 2010.

•

KCSM’s equity in earnings of Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”) increased by $0.5 million and $1.3 million for the three and nine month periods ended September 30, 2010, compared to the same periods in 2009, primarily due to an increase in volumes.

Interest Expense. Interest expense decreased by $5.0 million and $5.9 million for the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily due to lower debt balances.

Debt Retirement Costs. Debt retirement costs increased by $1.9 million and $43.4 million for the three and nine months ended September 30, 2010, respectively. On September 30, 2010, KCSM purchased the remaining $63.7 million principal amount of the 9 3/8% Senior Notes due 2012 and recognized debt retirement costs of $1.9 million related to the call premium and the write-off of unamortized debt issuance costs. On June 4, 2010 the Company redeemed $66.5 million principal amount of the 13.0% Senior Notes due 2013 issued by KCSR, $70.0 million principal amount of the 12.5% Senior Notes due 2016 issued by KCSM and $100.0 million principal amount of the 9 3/8% Senior Notes due 2012 issued by KCSM, and paid $19.7 million of call premiums and other expenses associated with such redemptions. In addition, the Company wrote-off $12.8 million of unamortized debt issuance costs and original issue discounts associated with the redemption of the notes. In the first quarter of 2010, KCSM purchased $296.3 million of the 9 3/8% Senior Notes due May 1, 2012. The Company recorded debt retirement costs of $14.9 million related to the tender premium and the write-off of unamortized debt issuance costs. In January 2009, KCSR redeemed its 7 1/2% Senior Notes due June 15, 2009 and expensed $5.3 million for cash tender offer expenses and unamortized debt issuance costs. In addition, in March 2009, KCSM repaid all amounts outstanding under the 2007 KCSM Credit Agreement and upon termination, wrote-off $0.6 million of unamortized debt issuance costs related to this debt.

Foreign Exchange. For the three and nine months ended September 30, 2010 and 2009, the foreign exchange gain was $2.0 million and $3.2 million compared to a foreign exchange loss of $1.5 million and $0.6 million for the same periods in 2009, due to fluctuations in the value of the U.S. dollar versus the value of the Mexican peso.

Other Income, net. Other income, net increased by $2.1 million for the three months ended September 30, 2010, compared to the same period in 2009, primarily due to increases in gains on sale of land and other income. For the nine months ended September 30, 2010, other income, net decreased by $0.8 million, compared to the same period in 2009, primarily due to higher gains on sale of land recognized in the first half of 2009. The decrease was partially offset by an increase in other income.

Income Tax Expense. For the three and nine months ended September 30, 2010, income tax expense was $34.7 million and $78.5 million compared to $14.8 million and $16.4 million for the same periods in 2009. The increase in income tax expense was primarily due to higher pre-tax income. The effective income tax rate was 39.7% and 38.7% for the three and nine months ended September 30, 2010, as compared to 34.1% and 33.3% for the same periods in 2009. The increase in the effective tax rate was due to foreign exchange rate fluctuations, inflation and a shift in the composition of income between different taxing jurisdictions, partially offset by a $4.1 million tax benefit for the excess tax over book basis recognized for Mexican tax purposes from the sale of KCSM’s 49% ownership interest in Mexrail, Inc. to Kansas City Southern in the second quarter of 2010.

Liquidity and Capital Resources

Overview

During 2010, the Company continued to improve its financial strength and flexibility by reducing leverage, lowering interest payments, adjusting debt maturities, and improving liquidity. During the third quarter, KCSM redeemed the remaining $63.7 million principal amount of the 9 3/8% Senior Notes. Earlier in 2010, the Company raised $214.9 million from an equity offering, and used these proceeds and cash on hand to repay $236.5 million principal amount of senior unsecured debt. The Company also used operating cash flows to pay back $40.0 million drawn under the KCSR revolving credit facility. In the first quarter, the Company completed a debt refinancing which extended debt maturities and reduced future interest expense. These actions have improved

KCS’s debt to capitalization ratio (total debt as a percentage of total debt plus total equity) to 37.9% at September 30, 2010 compared to 46.0% at December 31, 2009. In addition, the Company improved future liquidity by extending the maturity of KCSR’s $125.0 million revolving credit facility from April 2011 to April 2013 and establishing a new $100.0 million revolving credit facility for KCSM. On September 30, 2010, total available liquidity (the unrestricted cash balance plus revolving credit facilities availability) was $288.8 million.

KCS’s primary uses of cash are to support operations; maintain and improve its railroad; pay debt service and preferred stock dividends; acquire new and maintain existing locomotives, rolling stock and other equipment; and meet other obligations. KCS’s cash flow from operations has historically been sufficient to fund operations, maintenance capital expenditures and debt service. External sources of cash (principally bank debt, public and private debt, common and preferred stock and leases) have been used to refinance existing indebtedness and to fund acquisitions, new investments and equipment additions.

The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to debt and equity capital markets, and other available financing resources will be sufficient to fund anticipated operating, capital and debt service requirements and other commitments in the foreseeable future.

KCS’s primary sources of liquidity are cash flows generated from operations, borrowings under its revolving credit facilities and access to debt and equity capital markets. Although KCS has had adequate access to the capital markets, as a non-investment grade company, the financial terms under which funding is obtained often contain restrictive covenants. The covenants constrain financial flexibility by restricting or prohibiting certain actions, including the ability to incur additional debt for any purpose other than refinancing existing debt, create or suffer to exist additional liens, make prepayments of particular debt, pay dividends on common stock, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale leaseback transactions. These restrictions, however, are subject to a number of qualifications and exceptions that provide the Company with varying levels of additional borrowing capacity. The Company was in compliance with all of its debt covenants as of September 30, 2010.

KCS’s operating results and financing alternatives can be unexpectedly impacted by various factors, some of which are outside of its control. For example, if KCS was to experience a reduction in revenues or a substantial increase in operating costs or other liabilities, its earnings could be significantly reduced, increasing the risk of non-compliance with debt covenants. Additionally, the Company is subject to economic factors surrounding debt and equity capital markets and its ability to obtain financing under reasonable terms is subject to market conditions. Volatility in capital markets and the tightening of market liquidity could impact KCS’s access to capital. Further, KCS’s cost of debt can be impacted by independent rating agencies, which assign debt ratings based on certain factors including credit measurements such as interest coverage and leverage ratios, liquidity and competitive position.

As of September 30, 2010, Standard & Poor’s Rating Services (“S&P”) rates the senior secured debt as BB+ for KCS and BB for KCSM, the senior unsecured debt as BB-, and the preferred stock as B-. S&P maintains a corporate rating of BB- and its outlook remains stable for all issuers. Moody’s Investors Service (“Moody’s”) rates the senior secured debt as Ba2 for KCS and B1 for KCSM, the senior unsecured debt as B2, and the preferred stock as B3. Moody’s maintains a corporate rating of B1 for KCS and B2 for KCSM, and its outlook is positive for all issuers.

Cash Flow Information

Summary cash flow data follows (in millions):

	Nine Months Ended September 30,
	2010	2009
Cash flows provided by (used for):
Operating activities	$359.9	$206.3
Investing activities	(225.7)	(310.4)
Financing activities	(182.9)	(16.9)

Net decrease in cash and cash equivalents	(48.7)	(121.0)
Cash and cash equivalents beginning of year	117.5	229.9

Cash and cash equivalents end of period	$68.8	$108.9

Cash flows from operating activities increased $153.6 million for the nine month period ended September 30, 2010, compared to the same period in 2009, primarily as a result of increased net income from higher carload/unit volumes due to the relative improvement in the economy. Net cash used for investing decreased $84.7 million primarily due to the completion of the Victoria-

Rosenberg line in the second quarter of 2009. The decrease was partially offset by the acquisition of an intermodal facility in the first quarter of 2010. Additional information regarding capital expenditures is provided below. Cash used for financing increased $166.0 million primarily due to debt reduction and refinancing activities and associated debt costs payments partially offset by proceeds from a common stock offering. During the nine months ended September 30, 2010, the Company repaid $662.0 million of outstanding debt and paid $44.8 million in debt costs. During the same period, the Company received proceeds of $295.7 million from the issuance of the KCSM 8.0% Senior Notes and $214.9 million from a common stock offering.

Capital Expenditures

KCS has funded, and expects to continue to fund capital expenditures with funds from operating cash flows, equipment leases, and debt and equity financing.

The following table summarizes capital expenditures by type for the consolidated operations for the nine months ended September 30, 2010 and 2009, respectively (in millions).

	Nine Months Ended September 30,
	2010	2009
Roadway capital program	$152.8	$124.7
Equipment	8.0	8.0
Capacity	2.1	76.8
Information technology	9.4	5.2
Other	24.9	17.1

Total capital expenditures (accrual basis)	197.2	231.8
Change in capital accruals	3.1	65.0

Total cash capital expenditures	$200.3	$296.8

For the nine months ended September 30, 2009, approximately 33% of total capital expenditures were related to the Victoria-Rosenberg line, which was completed in the second quarter of 2009.

Other Matters

Employee and Labor Relations. KCSM union employees are covered by one labor agreement, which was signed on June 23, 1997, between KCSM and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (Mexican Railroad Union), for a term of 50 years, for the purpose of regulating the relationship between the parties and improving conditions for the union employees. Approximately 80% of KCSM employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other terms are subject to negotiation every two years. Compensation terms covering the period from July 1, 2010 through June 30, 2011, were finalized between KCSM and the union during the third quarter of 2010. The union labor negotiation with the Mexican Railroad Union has not historically resulted in any strike, boycott, or other disruption in KCSM’s business operations.

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

(a) Disclosure Controls and Procedures

As of the end of the period for which this Quarterly Report on Form 10-Q is filed, the Company’s Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act.”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

During the third quarter of 2010, the Company consolidated its accounting information systems into a single accounting system and updated its internal control over financial reporting, as necessary. The Company has determined that there were no changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

For information related to the Company’s settlements and other legal proceedings, see Note 13, Commitments and Contingencies under Part I, Item 1 of this quarterly report on Form 10-Q.

Item 1A.	Risk Factors

There were no material changes during the quarter to the Risk Factors disclosed in Item 1A — “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibits Filed with this Report
15.1	Letter regarding unaudited interim financial information is attached to this Form 10-Q as Exhibit 15.1.

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.1.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.2.

32.1	Principal Executive Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.1.

32.2	Principal Financial Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.2.

101	The following financial information from Kansas City Southern’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language) includes:(i) Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009, (ii) Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

Exhibit No.	Description of Exhibits Incorporated by Reference
3.1	Restated Certificate of Incorporation of Kansas City Southern dated October 22, 2010, filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on October 26, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 3.1.

10.1	Credit Agreement, dated August 30, 2010, by and between Kansas City Southern de México, S.A. de C.V., the lenders defined therein and The Bank of Nova Scotia, as administrative agent for the Lenders, Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, as collateral agent and Scotia Capital and Banc of America Securities LLC, as joint lead arrangers and joint bookrunners, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 3, 2010 (File No. 1-4717) is incorporated herein by reference as Exhibit 10.1.

10.2	Subsidiary Guaranty, dated as of August 30, 2010, by each subsidiary of Kansas City Southern de México, S.A. de C.V. from time to time party thereto, in favor of The Bank of Nova Scotia, in its capacity as the administrative agent and each of secured parties defined therein, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on September 3, 2010 (File No. 1-4717) is incorporated herein by reference as Exhibit 10.2.

10.3	Pledge Without Transfer of Possession Agreement, dated August 30, 2010, entered into by and among Kansas City Southern de México, S.A. de C.V., Arrendadora KCSM, S. de R.L. de C.V., Highstar Harbor Holdings Mexico, S. de R.L. de C.V., MTC Puerta Mexico, S. de R.L. de C.V., and Vamos a México, S.A. de C.V., and Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, as collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as pledgee. (English translation of document executed in Spanish), filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on September 3, 2010 (File No. 1-4717) is incorporated herein by reference as Exhibit 10.3.

10.4	Stock Pledge Agreement, dated August 30, 2010, entered into by and among MTC Puerta México, S. de R.L. de C.V and Highstar Harbor Holdings México, S. de R.L. de C.V., as pledgors, Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, in its capacity as collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as pledgee, and Vamos a México, S.A. de C.V. (English translation of document executed in Spanish), filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on September 3, 2010 (File No. 1-4717) is incorporated herein by reference as Exhibit 10.4.

10.5	Partnership Interest Pledge Agreement, dated August 30, 2010, entered into by and among Kansas City Southern de México, S.A. de C.V. and KCSM Holdings, LLC, as pledgors, Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, in its capacity as collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as pledgee and Arrendadora KCSM, S. de R.L. de C.V. (English translation of document executed in Spanish), filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K on September 3, 2010 (File No. 1-4717) is incorporated herein by reference as Exhibit 10.5.

10.6	Partnership Interest Pledge Agreement, dated August 30, 2010, entered into by and among Kansas City Southern de México, S. A. de C.V. and Nafta Rail, S.A. de C.V., as pledgors, Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, in its capacity as collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as pledgee and Highstar Harbor Holdings México, S. de R.L. de C.V. (English translation of document executed in Spanish), filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K on September 3, 2010 (File No. 1-4717) is incorporated herein by reference as Exhibit 10.6.

10.7	Partnership Interest Pledge Agreement, dated August 30, 2010 entered into by and among Highstar Harbor Holdings México, S. de R.L. de C.V. and Nafta Rail, S.A. de C.V., as pledgors, Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, in its capacity as collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as pledgee and MTC Puerta México, S. de R.L. de C.V. (English translation of document executed in Spanish), filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K on September 3, 2010 (File No. 1-4717) is incorporated herein by reference as Exhibit 10.7.

10.8	Intercompany Subordination Agreement, dated as of August 30, 2010, by and between Kansas City Southern de México, S.A. de C.V., and each of the persons defined therein, in favor of The Bank of Nova Scotia, as administrative agent for each of the secured parties defined therein, filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K on September 3, 2010 (File No. 1-4717) is incorporated herein by reference as Exhibit 10.8.

10.9	Form of Restricted Shares Award Agreement (performance based vesting) under the Kansas City Southern 2008 Stock Option and Performance Award Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 17, 2010 (File No. 1-4717) is incorporated herein by reference as Exhibit 10.9.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on October 26, 2010.

Kansas City Southern

/S/ MICHAEL W. UPCHURCH
Michael W. Upchurch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ MARY K. STADLER
Mary K. Stadler
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)