Form 10-K
period 2010-12-31
KANSAS CITY SOUTHERN
filed 2011-02-09
CIK 54480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $3.64 billion at June 30, 2010. There were 102,673,904 shares of $.01 par common stock outstanding at February 2, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Kansas City Southern’s Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders which will be filed no later than 120 days after December 31, 2010, is incorporated by reference in Parts I and III.

KANSAS CITY SOUTHERN

2010 FORM 10-K ANNUAL REPORT

Item 1.	Business

COMPANY OVERVIEW

Kansas City Southern, a Delaware corporation, is a holding company with domestic and international rail operations in North America that are strategically focused on the growing north/south freight corridor connecting key commercial and industrial markets in the central United States with major industrial cities in Mexico. As used herein, “KCS” or the “Company” may refer to Kansas City Southern or, as the context requires, to one or more subsidiaries of Kansas City Southern. KCS and its subsidiaries had approximately 6,100 employees on December 31, 2010.

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

KCSM provides exclusive rail access to the Port of Lazaro Cardenas on the Pacific Ocean. The Mexican government is developing the port at Lazaro Cardenas principally to serve Mexican markets and as an alternative to the congested U.S. west coast ports of Long Beach and Los Angeles. KCSM is the sole provider of rail service to this port, which provides an alternate route for Asian and South American traffic bound for the eastern, southern and midwestern United States. Traffic at Lazaro Cardenas consists of intermodal containers, motor vehicles, minerals, iron, steel slabs, wire rods, and fertilizers.

The Company wholly owns Mexrail, Inc. (“Mexrail”) which, in turn, wholly owns The Texas Mexican Railway Company (“Tex-Mex”). Tex-Mex owns a 157-mile rail line extending from Laredo, Texas to the port city of Corpus Christi, Texas, which connects the operations of KCSR with KCSM. Through its ownership of Mexrail, the Company owns the northern half of the rail bridge at Laredo, Texas. Laredo is a principal international gateway through which more than half of all rail and truck traffic between the United States and Mexico crosses the border. The Company also controls the southern half of this bridge through its ownership of KCSM.

The KCS coordinated rail network (KCSR, KCSM and Tex-Mex) comprises approximately 6,200 route miles extending from the midwest and southeast portions of the United States south into Mexico and connects with all other Class I railroads, providing shippers with an effective alternative to other railroad routes and giving direct access to Mexico and the southeast and southwest United States through less congested interchange hubs.

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

Industrial and consumer products. KCS’s rail lines run through the heart of the southeast United States timber-producing region. The Company believes that forest products made from trees in this region are generally less expensive than those from other regions due to lower production costs. As a result, southern yellow pine products from the southeast are increasingly being used at the expense of western producers that have experienced capacity reductions because of environmental and public policy considerations. KCS serves paper mills directly and indirectly through its various short-line connections.

This sector also includes metals and ores such as iron, steel, zinc and copper. The majority of metals, minerals and ores mined, and steel produced in Mexico are consumed within Mexico. The volume of Mexican steel exports fluctuates based on global market prices. Higher-end finished products such as steel coils are used by Mexican manufacturers in automobiles, household appliances and other consumer goods which are imported to the United States through Nuevo Laredo and through the seaports served by KCS’s rail network. KCS also transports steel coils from U.S. based mini-mills in Mississippi and Alabama to Texas and Mexico for appliance and automotive applications.

Agriculture and minerals. The agriculture and minerals sector consists primarily of grain and food products. Shipper demand for agriculture products is affected by competition among sources of grain and grain products, as well as price fluctuations in international markets for key commodities. In the United States, KCS’s rail lines receive and originate shipments of grain and grain products for delivery to feed mills serving the poultry industry. KCS currently serves feed mills along its rail lines throughout the midwest and southeast United States and through its marketing agreements, KCS has access to sources of corn and other grain in the Midwest. United States export grain shipments and Mexico import grain shipments include primarily corn, wheat, and soybeans transported to Mexico via Laredo and to the Gulf of Mexico. Over the long term, export grain shipments to Mexico are expected to increase as a result of Mexico’s reliance on grain imports and KCS’s coordinated rail network is well positioned to meet these increases in demand. Food products consist mainly of soybean meal, grain meal, oils, canned goods, and sugar. Other shipments consist of a variety of products including ores, minerals, clay and glass used across North America.

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

Intermodal. The intermodal freight business consists primarily of hauling freight containers or truck trailers on behalf of steamship lines, motor carriers, and intermodal marketing companies with rail carriers serving as long-distance haulers. KCS serves and supports the U.S. and Mexican markets, as well as cross border traffic between the U.S. and Mexico. In light of the importance of trade between Asia and North America, the Company believes the Port of Lazaro Cardenas continues to be a strategically beneficial location for ocean carriers, manufacturers and retailers. The Asia/Mexico commerce is handled through the Port of Lazaro Cardenas in conjunction with cross border movement on the single coordinated rail network into markets in the U.S. The Company also provides premium service to customers over its line from Dallas through the Meridian Speedway — a critical link in creating the most direct route between the southwest and southeast/northeast U.S.

Automotive. KCS provides rail transportation to every facet of the automotive industry supply chain, including automotive manufacturers, assembly plants and distribution centers throughout North America. Several U.S. automakers have moved assembly plants into central Mexico to take advantage of access to lower costs, which has driven a shift in production and distribution patterns from the U.S. to Mexico. In addition, KCS transports finished vehicles imported and exported to and from Asia through a distribution facility at the Port of Lazaro Cardenas. As the automotive industry shifts production and distribution patterns, KCS is poised to serve the automotive industry’s evolving transportation requirements.

GOVERNMENT REGULATION

The Company’s United States operations are subject to federal, state and local laws and regulations generally applicable to all businesses. Rail operations are also subject to the regulatory jurisdiction of the Surface Transportation Board (“STB”) of the U.S. Department of Transportation (“DOT”), the Federal Railroad Administration of the DOT, the Occupational Safety and Health Administration (“OSHA”), as well as other federal and state regulatory agencies. The STB has jurisdiction over disputes and complaints involving certain rates, routes and services, the sale or abandonment of rail lines, applications for line extensions and construction, and consolidation or merger with, or acquisition of control of, rail common carriers. DOT and OSHA each has jurisdiction under several federal statutes over a number of safety and health aspects of rail operations, including the transportation of hazardous materials. In 2008, the President of the United States signed the Rail Safety Improvement Act of 2008 into law, which, among other things, revises hours of service for train and certain other employees and mandates implementation of positive train control at certain locations by the end of 2015. Positive train control is a technology designed to help prevent train-to-train collisions, overspeed derailments, incursions into rail work zones, and entry into main line track if a switch is misaligned at certain locations, including main line track where toxic inhalation hazard or poison inhalation hazard movements occur or where passenger operations occur. In addition, the Rail Safety Improvement Act of 2008 addresses safety at rail crossings, increases the number of safety related employees of the Federal Railroad Administration, and increases fines that may be levied against railroads for safety violations. State agencies regulate some aspects of rail operations with respect to health and safety in areas not otherwise regulated by federal law.

KCS’s subsidiaries are subject to extensive federal, state and local environmental regulations. These laws cover discharges to water, air emissions, toxic substances, and the generation, handling, storage, transportation and disposal of waste and hazardous materials. These regulations have the effect of increasing the costs, risks and liabilities associated with rail operations. Environmental risks are also inherent in rail operations, which frequently involve transporting chemicals and other hazardous materials.

Primary regulatory jurisdiction for the Company’s Mexican operations is overseen by the Mexican Secretaría de Comunicaciones y Transportes (“Secretary of Communications and Transportation” or “SCT”). The SCT establishes regulations concerning railway safety and operations, and is responsible for resolving disputes between railways and between railways and customers. In addition, KCSM must register its maximum rates with the SCT and make regular reports to the SCT on investment and traffic volumes. See Note 1 to the Consolidated Financial Statements in Item 8 of this Form 10-K “Description of the Business — The KCSM Concession.”

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

Noncompliance with applicable legal provisions may result in the imposition of fines, temporary or permanent shutdown of operations or other injunctive relief, criminal prosecution or the termination of the Concession. KCS believes that facilities which it operates are in compliance with applicable environmental laws, regulations and agency agreements. KCS maintains environmental reserves which are believed by management to be appropriate with respect to known and existing environmental contamination of its properties which KCS may be responsible to remedy. In addition, KCS’s subsidiaries are party to contracts and other legally binding obligations by which previous owners of certain facilities now owned by KCS are responsible to remedy contamination of such sites remaining from their previous ownership. There are currently no material legal or administrative proceedings pending against the Company with respect to any environmental matters and management does not believe that continued compliance with environmental laws will have any material adverse effect on the Company’s financial condition. KCS cannot predict the effect, if any, that unidentified environmental matters or the adoption of additional or more stringent environmental laws and regulations would have on the Company’s results of operations, cash flows or financial condition.

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

In November 2005, Ferrocarril Mexicano, S.A. de C.V. (“Ferromex”) acquired control of and merged with Ferrosur S.A. de C.V. (“Ferrosur”), creating Mexico’s largest railway. These merged operations are much larger than KCSM, and they serve most of the major ports and cities in Mexico and together own fifty percent of FTVM, which serves industries located within Mexico City. The merger between Ferromex and Ferrosur has been rejected by the Comisión Federal de Competencia (Mexican Antitrust Commission, or “COFECO”). Both Ferromex and Ferrosur challenged COFECO’s decision. On May 12, 2010, the Administrative and Fiscal Federal Court annulled the decision of COFECO and approved the merger between Ferromex and Ferrosur. On October 21, 2010, COFECO filed an appeal with the Collegiate Circuit Federal Court and as of the date of this filing, a ruling on this matter has not been issued.

The Company is subject to competition from motor carriers, barge lines and other maritime shipping, which compete across certain routes in KCS’s operating areas. In the past, truck carriers have generally eroded the railroad industry’s share of total transportation revenues. Intermodal traffic and certain other traffic face highly price sensitive competition, particularly from motor carriers. However, rail carriers, including KCS, have placed an emphasis on competing in the intermodal marketplace and working with motor carriers to provide end-to-end transportation of products.

While deregulation of U.S. freight rates has enhanced the ability of railroads to compete with each other and with alternative modes of transportation, this increased competition has generally resulted in downward pressure on freight rates since deregulation. Competition with other railroads and other modes of transportation is generally based on the rates charged, the quality and reliability of the service provided and the quality of the carrier’s equipment for certain commodities.

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

The Company’s security activities range from periodically mailing each employee a security awareness brochure (which is also posted under the “Employees” tab on the Company’s internet website, www.kcsouthern.com) to its ongoing development and implementation of security plans for rail facilities in areas labeled by the DHS as High Threat Urban Areas (“HTUAs”). The Company’s other activities to bolster security against terrorism include, but are not limited to, the following:

•	Conferring regularly with other railroads’ security personnel and with industry experts on security issues;

•	Analyzing routing alternatives and other strategies to reduce the distances that certain chemicals, which might be toxic if inhaled, are transported;

•	Initiating a series of over 20 voluntary action items agreed to between AAR and DHS as enhancing security in the rail industry; and

•	Conducting periodic security training as part of the scheduled training for operating employees and managers.

In addition, in 2008 the Company created a new leadership role titled “Director of Homeland Security” to oversee the ongoing and increasingly complex security efforts of the Company in both the United States and Mexico. The Company identified and retained an individual to fill the position who has an extensive law enforcement background, including being formerly employed as an analyst with the Federal Bureau of Investigation (“FBI”) for 12 years. This member of management remains a member of the FBI’s Joint Terrorism Task Force and is a valuable asset to the Company in developing and implementing anti-terrorism and other security initiatives.

While the risk of theft and vandalism is higher in Mexico, KCSM remains among the safest method of transportation for freight shipments in Mexico. KCSM’s record in rail safety is due in large part to the implementation of a multi-layered, safety and security process throughout the KCSM network. In addition to having its own internal system of checks and balances, the process is connected to, and supported by a high level of federal, state and local law enforcement. A primary focus of this effort involves maintaining train velocity, which reduces the likelihood for incidents to occur. By moving customers’ shipments more efficiently, KCSM is keeping the cargo secure.

RAILWAY LABOR ACT

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

COLLECTIVE BARGAINING

Approximately 80% of KCSR employees are covered by collective bargaining agreements. KCSR participates in industry-wide bargaining as a member of the National Carriers’ Conference Committee. Long-term settlement agreements were reached during 2007 and 2008 covering all of KCSR’s unionized work force through June 30, 2010. A negotiating process for new, major collective bargaining agreements covering substantially all of KCSR’s union employees has been underway since the bargaining round was initiated in November of 2009. The agreements reached in 2007 and 2008 continue in effect until new agreements are reached. Contract negotiations with the various unions generally take place over an extended period of time and have not historically resulted in any strike, boycott, or other disruption in the Company’s business operations. The Company does not believe the expected settlements will have a material impact on the consolidated financial statements.

KCSM union employees are covered by one labor agreement, which was signed on June 23, 1997, between KCSM and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (Mexican Railroad Union), for a term of 50 years, for the purpose of regulating the relationship between the parties and improving conditions for the union employees. Approximately 80% of KCSM employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other terms are subject to negotiation every two years. Compensation terms and all other benefits, excluding the retirement benefit, covering the period from July 1, 2009 through June 30, 2010, were finalized between KCSM and the union during the second quarter of 2010. Compensation terms covering the period from July 1, 2010, through June 30, 2011, and the retirement benefit were finalized in the third quarter of 2010. The union labor negotiation with the Mexican Railroad Union has not historically resulted in any strike, boycott, or other disruption in KCSM’s business operations.

EXECUTIVE OFFICERS OF KCS AND SUBSIDIARIES

All executive officers are elected annually and serve at the discretion of the Board of Directors. All of the executive officers have employment agreements with KCS and/or its subsidiaries. The mailing address of the principal executive officers other than Mr. Zozaya is 427 W. 12th Street, Kansas City, Missouri 64105. Mr. Zozaya’s mailing address is Montes Urales No. 625, Col. Lomas de Chapultepec, C.P. 11000, Mexico D.F.

Michael R. Haverty — Executive Chairman of the Board — 66 — The information in the Company’s Definitive Proxy Statement under the heading “The Board of Directors — Directors Serving Until the Annual Meeting of Stockholders in 2012” with respect to Mr. Haverty is incorporated by reference.

David L. Starling — KCS President and Chief Executive Officer — 61 — The information in the Company’s Definitive Proxy Statement under the heading “The Board of Directors — Directors Serving Until the Annual Meeting of Stockholders in 2013” with respect to Mr. Starling is incorporated by reference.

Warren K. Erdman — Executive Vice President — Administration and Corporate Affairs — 52 — Served in this capacity since April 2010. Mr. Erdman served as Executive Vice President — Corporate Affairs from October 2007 until April 2010. He served as Senior Vice President — Corporate Affairs of KCS and KCSR from January 2006 to September 2007. Mr. Erdman served as Vice President — Corporate Affairs of KCS from April 15, 1997 to December 31, 2005 and as Vice President — Corporate Affairs of KCSR from May 1997 to December 31, 2005. Prior to joining KCS, Mr. Erdman served as Chief of Staff to United States Senator Kit Bond of Missouri from 1987 to 1997.

Patrick J. Ottensmeyer — Executive Vice President Sales and Marketing — 53 — Served in this capacity since October 16, 2008. Mr. Ottensmeyer joined KCS in May 2006 as Executive Vice President and Chief Financial Officer. Prior to joining KCS, Mr. Ottensmeyer served as Chief Financial Officer of Intranasal Therapeutics, Inc. from 2001 to May 2006. From 2000 to 2001, he served as Corporate Vice President Finance and Treasurer for Dade-Behring Holdings, Inc. From 1993 to 1999, Mr. Ottensmeyer served as Vice President Finance and Treasurer at Burlington Northern Santa Fe Corporation and BNSF Railway and their predecessor companies.

Michael W. Upchurch — Executive Vice President and Chief Financial Officer — 50 — Served in this capacity since October 16, 2008. Mr. Upchurch joined KCS in March 2008 as Senior Vice President Purchasing and Financial Management. Prior to joining KCS, Mr. Upchurch served as Senior Vice President Finance of Red Development LLC, from December 2007 through February 2008. From September 2006 through December 2007, Mr. Upchurch worked as an independent consultant providing financial consulting services. From 1990 through September 2006, Mr. Upchurch served in various senior financial leadership positions at Sprint Nextel Corporation and its predecessor, Sprint Corporation, including Senior Vice President Financial Operations, Senior Vice President Finance Sprint Business Solutions and Senior Vice President Finance Long Distance Division.

José Guillermo Zozaya Delano — President and Executive Representative — KCSM — 58 — Has served in this position since April 20, 2006. Mr. Zozaya has 35 years of experience in law and government relations, most recently as the legal and government relations director for ExxonMobil México, S.A. de C.V., where he spent nine years prior to joining KCSM.

John E. Derry — Senior Vice President Human Resources — 43 — Served in this capacity since July 2008. He served as Vice President of Human Resources from February 2008 until July 2008. Mr. Derry joined KCS from YRC Worldwide, Inc. where he served in various Human Resource functions from January 2004 to February 2008. From September 2006 to February 2008, Mr. Derry served as Vice President of Human Resources for Yellow Transportation. Prior to joining YRC Worldwide, Inc. Mr. Derry spent 17 years with General Mills Inc. in various operations, labor relations and human resource roles.

Mary K. Stadler — Senior Vice President and Chief Accounting Officer — 51 — Served in this capacity since March 2, 2009. From April 1990 through August 2008, Ms. Stadler served in various finance leadership positions at Sprint Nextel Corporation and its predecessor, Sprint Corporation, including Vice President — Finance Operations and most recently served as its Vice President — Assistant Controller.

Paul J. Weyandt — Senior Vice President Finance and Treasurer — 57 — Served in this capacity since April 2005. He served as Vice President and Treasurer of KCS and of KCSR from September 2001 until March 2005. Before joining KCS, Mr. Weyandt was a consultant to the Structured Finance Group of GE Capital Corporation from May 2001 to September 2001. Prior to consulting, Mr. Weyandt spent 23 years with BNSF Railway, most recently as Assistant Vice President Finance and Assistant Treasurer.

William J. Wochner — Senior Vice President and Chief Legal Officer — 63 — Served in this capacity since February 2007. He served as Vice President and Interim General Counsel from December 2006 to January 2007. From September 2006 to December 2006, Mr. Wochner served as Vice President and Associate General Counsel. From March 2005 to September 2006, Mr. Wochner served as Vice President Sales and Marketing/Contracts for KCSR. From February 1993 to March 2005, Mr. Wochner served as Vice President and General Solicitor of KCSR.

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

AVAILABLE INFORMATION

KCS’s website (www.kcsouthern.com) provides at no cost KCS’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after the electronic filing of these reports is made with the Securities and Exchange Commission. In addition, KCS’s corporate governance guidelines, ethics and legal compliance policy, and the charters of the Audit Committee, the Finance Committee, the Nominating and Corporate Governance Committee and the Compensation and Organization Committee of the Board of Directors are available on KCS’s website. These guidelines, policies and charters are available in print without charge to any stockholder requesting them. Written requests for these materials may be made to the Corporate Secretary, P.O. Box 219335, Kansas City, Missouri 64121-9335 (or if by express delivery to 427 West 12th Street, Kansas City, Missouri 64105).

See Item 8, Financial Statements and Supplementary Data — Note 1 “Description of the Business” and Note 18 “Geographic Information” for more information on the description and general development of the Company’s business and financial information about geographic areas.

Item 1A.	Risk Factors

Risks Related to an Investment in KCS’s Common Stock

The price of KCS’s common stock may fluctuate significantly, which may make it difficult for investors to resell common stock when they want to or at prices they find attractive.

The price of KCS’s common stock on the New York Stock Exchange (“NYSE”), listed under the ticker symbol “KSU”, constantly changes. The Company expects that the market price of its common stock will continue to fluctuate.

The Company’s stock price can fluctuate as a result of a variety of factors, many of which are beyond KCS’s control. These factors include, but are not limited to:

•	quarterly variations in operating results;

•	operating results that vary from the expectations of management, securities analysts, ratings agencies and investors;

•	changes in expectations as to future financial performance, including financial estimates by management, securities analysts, ratings agencies and investors;

•	developments generally affecting the railroad industry;

•	announcements by KCS or its competitors of significant contracts, acquisitions, joint marketing relationships, joint ventures or capital commitments;

•	the assertion or resolution of significant claims or proceedings against KCS;

•	KCS’s dividend policy and restrictions on the payment of dividends;

•	future sales of KCS’s equity or equity-linked securities;

•	the issuance of common stock in payment of dividends on preferred stock or upon conversion of preferred stock or convertible debt; and

•	general domestic and international economic conditions including the availability of short- and long-term financing.

In addition, from time to time the stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the market price of KCS’s common stock.

KCS’s ability to pay cash dividends on its common stock is currently prohibited and KCS does not anticipate paying cash dividends on its common stock in 2011.

KCS has agreed, and may agree in the future, to restrictions on its ability to pay cash dividends on its common stock. In addition, to maintain its credit ratings, the Company may be limited in its ability to pay cash dividends on its common stock so that it can maintain an appropriate level of liquidity or debt. During the first quarter of 2000, the Board of Directors suspended common stock dividends. KCS does not anticipate making any cash dividend payments to its common stockholders in 2011.

Holders of the Series D Preferred Stock may have special voting rights if KCS fails to pay dividends on that preferred stock over a stated number of quarters.

If dividends on the Series D Preferred Stock are in arrears for six consecutive quarters (or an equivalent number of days in the aggregate, whether or not consecutive), holders of the Series D Preferred Stock will be entitled to elect two of the authorized number of directors at the next annual stockholders’ meeting at which directors are elected and at each subsequent stockholders’ meeting until such time as all accumulated dividends are paid on the Series D Preferred Stock or set aside for payment. In addition, so long as dividends on the Series D Preferred Stock remain unpaid and for a period thereafter, KCS will not be eligible to register future offerings of securities on Form S-3 or to avail itself of the other benefits available to companies that qualify as “well-known seasoned issuers” under SEC rules, which could adversely affect KCS’s ability to access capital markets and increase the cost of accessing capital markets.

Sales of substantial amounts of KCS’s common stock in the public market could adversely affect the prevailing market price of the common stock.

As of December 31, 2010, there were 6,948,200 shares of common stock issued or reserved for issuance under the 1991 Amended and Restated Stock Option and Performance Award Plan, the 2008 Stock Option and Performance Award Plan and the 2009 Employee Stock Purchase Plan, 1,706,277 shares of common stock held by executive officers and directors outside those plans, and 6,999,826 shares of common stock reserved for issuance upon conversion of the outstanding shares of Series D convertible preferred stock. Sales of common stock by employees upon exercise of their options, sales by executive officers and directors subject to compliance with Rule 144 under the Securities Act, and sales of common stock that may be issued upon conversion of the outstanding preferred stock, or the perception that such sales could occur, may adversely affect the market price of KCS’ common stock.

KCS has provisions in its charter and bylaws that could deter, delay or prevent a third party from acquiring a controlling interest in KCS and that could deprive an investor of an opportunity to obtain a takeover premium for shares of KCS’s common stock.

KCS has provisions in its charter and bylaws that may delay or prevent unsolicited takeover bids from third parties, including provisions providing for a classified board and supermajority stockholder approval requirements in order to increase the size of the board of directors, abolish cumulative voting, abolish the classification of the Board, or effect certain merger, consolidation or sale transactions. The bylaws provide that a stockholder must give the Company advance written notice of its intent to nominate a director or raise a matter at an annual meeting. These provisions may deprive KCS’s stockholders of an opportunity to sell their shares at a premium over prevailing market prices.

The failure of a bank to fund a request (or any portion of such request) by KCS to borrow money under its existing revolving credit facilities could reduce KCS’s ability to fund capital expenditures or otherwise properly fund its operations.

The Company and its subsidiaries are in an industry that requires continuing infrastructure improvements and acquisitions of capital assets, necessitating substantial expenditure of cash. KCS has existing revolving credit facilities with multiple banking institutions to provide additional liquidity. If any of the banking institutions that are a party to such credit facilities fails to fund a request (or any portion of such request) by KCS to borrow money under its credit facilities, KCS’s ability to fund capital expenditures, fund its operations and pay debt service could be reduced, each of which could result in a decline in the value of a stockholder’s investment in the Company.

The failure of any bank in which the Company deposits funds could reduce the amount of cash the Company has available to pay distributions and make additional investments.

Given the developments in the financial markets, financial institutions have additional capital risks. The Company has diversified cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities. However, the Federal Deposit Insurance Corporation, or “FDIC,” only insures amounts up to $250,000 per depositor per insured bank. KCS currently has cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which KCS has deposited funds ultimately fails, the Company may lose its deposits to the extent they are in excess of $250,000. The loss of the Company’s deposits could reduce the amount of cash the Company has available to distribute or invest and could result in a decline in the value of each stockholder’s investment in the Company.

Risks Related to KCS’s Business

KCS competes against other railroads and other transportation providers.

The Company’s domestic and international operations are subject to competition from other railroads, particularly the Union Pacific Railroad Company (“UP”) and BNSF Railway Company (“BNSF”) in the United States and Ferromex and Ferrosur in Mexico, as well as from truck carriers, barge lines, and other maritime shippers. Many of KCS’s rail competitors are much larger and have significantly greater financial and other resources than KCS, which may enable rail competitors to reduce rates and make KCS’s freight services less competitive. KCS’s ability to respond to competitive pressures by matching rate reductions and decreasing rates without adversely affecting gross margins and operating results will depend on, among other things, the ability to reduce operating costs. KCS’s failure to respond to competitive pressures, and particularly rate competition, in a timely manner could have a material adverse effect on the Company’s results of operation and financial condition.

The railroad industry is dominated by a few large carriers. These larger railroads could attempt to use their size and pricing power to block other railroads’ access to efficient gateways and routing options that are currently and have historically been available. In addition, if there is future consolidation in the railroad industry in the United States or Mexico, there can be no assurance that it will not have an adverse effect on the Company’s operations.

Trucking, maritime, and barge competitors, while able to provide rate and service competition to the railroad industry, are able to use public rights-of-way, require substantially smaller capital investment and maintenance expenditures than railroads and allow for more frequent and flexible scheduling. Continuing competitive pressures, any reduction in margins due to competitive pressures, future improvements that increase the quality of alternative modes of transportation in the locations in which the Company operates, or legislation or regulations that provide motor carriers with additional advantages, such as increased size of vehicles and reduced weight restrictions, could result in downward pressure on freight rates, which in turn could have a material adverse effect on the Company’s results of operations, financial condition and liquidity.

A central part of KCS’s growth strategy is based upon the conversion of truck traffic to rail. There can be no assurance the Company will succeed in its efforts to convert traffic from truck to rail transport or that the customers already converted will be retained. If the railroad industry in general is unable to preserve its competitive advantages vis-à-vis the trucking industry, projected revenue growth could be adversely affected. Additionally, revenue growth could be affected by, among other factors, an expansion in the availability, or an improvement in the quality, of the trucking services offered by carriers resulting from regulatory and administrative interpretations and implementation of certain provisions of the North American Free Trade Agreement (“NAFTA”), and KCS’s inability to grow its existing customer base and capture additional cargo transport market share because of competition from the shipping industry and other railroads.

KCSM’s Mexican Concession is subject to revocation or termination in certain circumstances which would prevent KCSM from operating its railroad and would have a material adverse effect on the Company’s business and financial condition.

KCSM operates under the Concession granted by the Mexican government, which is renewable for up to 50 years, subject to certain conditions. The Concession gives KCSM exclusive rights to provide freight transportation services over its rail lines for the first 30 years of the 50-year Concession, subject to certain trackage and haulage rights granted to other concessionaires. The SCT, which is principally responsible for regulating railroad services in Mexico, has broad powers to monitor KCSM’s compliance with the Concession and it can require KCSM to supply it with any technical, administrative and financial information it requests. Among other obligations, KCSM must comply with the investment commitments established in its business plan, which forms an integral part of the Concession, and must update the plan every five years. The SCT treats KCSM’s business plans confidentially. The SCT also monitors KCSM’s compliance with efficiency and safety standards established in the Concession. The SCT reviews, and may amend, these standards every five years.

The Mexican Railroad Services Law and regulations provide the Mexican government certain rights in its relationship with KCSM under the Concession, including the right to take over the management of KCSM and its railroad in certain extraordinary cases, such as imminent danger to national security. In the past, the Mexican government has used such power with respect to other privatized industries, including the telecommunications industry, to ensure continued service during labor disputes. In addition, under Article 47 of the Mexican Railroad Services Law and its regulations, the SCT, in consultation with COFECO, reserves the right to set service rates if it determines that effective competition does not exist in the Mexican railroad industry. COFECO, however, has not published guidelines regarding the factors that constitute a lack of competition. It is therefore unclear under what particular circumstances COFECO would deem a lack of competition to exist. If the SCT intervenes and sets service rates, the rates it sets may be too low to allow KCSM to operate profitably.

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

In April 2006, the SCT initiated proceedings against KCSM, claiming that KCSM had failed to make certain minimum capital investments projected for 2004 and 2005 under its five-year business plan filed with the SCT prior to its April 2005 acquisition by KCS (collectively, the “Capital Investment Proceedings”). KCSM believes it made capital expenditures exceeding the required amounts. KCSM responded to the SCT by providing evidence in support of its investments and explaining why it believes sanctions are not appropriate. In May 2007, KCSM was served with an SCT resolution regarding the Capital Investment Proceeding for 2004, in which the SCT resolved to impose no sanction. In June 2007, KCSM was served with an SCT resolution regarding the Capital Investment Proceeding for 2005, in which the SCT determined that KCSM had failed to make the minimum capital investments required for such year, and imposed a minimal fine. KCSM filed an action in the Mexican Administrative and Fiscal Federal Court challenging this ruling and on December 21, 2010 received a favorable ruling. The SCT has the right to challenge this ruling.

KCSM believes that even if a sanction is ultimately imposed as a consequence of the 2005 Capital Investment Proceeding, there will be no material adverse effect on its results of operations or financial condition. However, if a sanction were to be imposed, it would be considered a “generic” sanction under Mexican law (i.e., sanctions applied to conduct not specifically referred to in specific subsections of the Mexican railway law). If KCSM is ultimately sanctioned by the SCT for “generic” sanctions on five occasions over the term of the Concession, KCSM could be subject to possible future SCT action seeking revocation of the Concession. Such revocation would materially adversely affect the results of operations and financial condition of the Company.

KCS’s business strategy, operations and growth rely significantly on agreements with other railroads and third parties.

Operation of KCS’s rail network and its plans for growth and expansion rely significantly on agreements with other railroads and third parties, including joint ventures and other strategic alliances, as well as interchange, trackage rights, haulage rights and marketing agreements with other railroads and third parties that enable KCS to exchange traffic and utilize trackage the Company does not own. KCS’s ability to provide comprehensive rail service to its customers depends in large part upon its ability to maintain these agreements with other railroads and third parties. The termination of, or the failure to renew, these agreements could adversely affect KCS’s business, financial condition and results of operations. KCS is also dependent in part upon the financial health and efficient performance of other railroads. For example, some of KCSR’s traffic moves over the UP’s lines via trackage rights, a significant portion of KCSR’s grain shipments originate with another rail carrier pursuant to marketing agreements with that carrier, and the UP is KCS’s largest partner in the interchange of total rail traffic. There can be no assurance that KCS will not be materially adversely affected by operational or financial difficulties of other railroads.

KCSM’s operations are subject to certain trackage rights, haulage rights and interline service agreements with another Mexican rail carrier, some of which are in dispute.

Through KCSM’s Concession from the Mexican government, KCSM is required to grant short and long distance trackage rights to Ferromex. Applicable law stipulates that Ferromex similarly is required to grant to KCSM rights to use portions of their tracks. These trackage rights have been granted under the Concession. The rates to be charged for use of the Trackage Rights after January 1, 2009 were agreed to by KCS and Ferromex pursuant to the Trackage Rights Agreement, dated February 9, 2010. The Trackage Rights Agreement did not establish rates that may be charged for the right to use the trackage rights for the periods beginning in 1998 through December 31, 2008.

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

KCS’s debt capitalization ratio (total debt as a percentage of total debt plus equity) was 37.7% at December 31, 2010 . KCS’s leverage could adversely affect its ability to fulfill obligations under various debt instruments and operate its business.

KCS’s level of debt could make it more difficult for it to borrow money in the future, may reduce the amount of money available to finance operations and other business activities, exposes the Company to the risk of increased interest rates, makes it more vulnerable to general economic downturns and adverse industry conditions, and could reduce flexibility in planning for, or responding to, changing business and economic conditions. KCS’s failure to comply with the financial and other restrictive covenants in its debt instruments, which restrict or prohibit many actions, including, but not limited to, KCS’s ability to incur debt, create or suffer to exist liens, make prepayments of particular debt, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, engage in mergers and consolidations or in sale-leaseback transactions and require KCS to maintain specified financial ratios, could result in an event of default that, if not cured or waived, could have a material adverse effect on the Company’s business or prospects. If the Company does not have enough cash to service its debt, meet other obligations and fund other liquidity needs, KCS may be required to take actions such as requesting a waiver from lenders, reducing or delaying capital expenditures, selling assets, restructuring or refinancing all or part of the existing debt, or seeking additional equity capital. KCS cannot assure that any of these remedies can be effected on commercially reasonable terms or at all. In addition, the terms of existing or future debt agreements may restrict the Company from adopting some of these alternatives.

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

Events in the financial markets may have an adverse impact on the debt capital markets and, as a result, credit may become more expensive and difficult to obtain. Lenders may impose more stringent restrictions on the terms of credit and there may be a general reduction in the amount of credit available in the markets in which KCS conducts business. The negative impact of tightening credit markets and adverse changes in the debt capital markets generally may have a material adverse effect on KCS’s business and results of operations resulting from, but not limited to, an inability to finance capital expansion on favorable terms, if at all, increased financing costs or financial terms with increasingly restrictive covenants.

KCS’s business is capital intensive.

The Company’s business is capital intensive and requires substantial ongoing expenditures for, among other things, additions and improvements to roadway, structures and technology, acquisitions, and maintenance and repair of equipment and the rail system. KCS’s failure to make necessary capital expenditures to maintain its operations could impair its ability to serve existing customers, accommodate increases in traffic volumes or result in increased derailments.

KCSM’s Concession from the Mexican government requires KCSM to make investments and undertake capital projects. If KCSM fails to make such capital investments, KCSM’s business plan commitments with the Mexican government may be at risk, requiring KCSM to seek waivers of its business plan. There is no assurance that such waivers, if requested, would be granted by the SCT. KCSM may defer capital expenditures under its business plan with the permission of the SCT. However, the SCT might not grant this permission, and any failure by KCSM to comply with the capital investment commitments in its business plan could result in sanctions imposed by the SCT, and could result in revocation of the Concession if sanctions are imposed on five distinct occasions. The Company cannot assure that the Mexican government would grant any such permission or waiver. If such permission or waiver is not obtained in any instance and KCSM is sanctioned, its Concession might be at risk of revocation, which would materially adversely affect KCS’s financial condition and results of operations. See “KCSM’s Mexican Concession is subject to revocation or termination in certain circumstances” below.

KCS has funded, and expects to continue to fund capital expenditures with funds from operating cash flows, equipment leases, and debt financing. KCS may not be able to generate sufficient cash flows from its operations or obtain sufficient funds from external sources to fund capital expenditure requirements. Even if financing is available, it may not be obtainable on acceptable terms and within the limitations contained in the indentures and other agreements relating to KCS’s existing debt.

KCS depends on the stability and availability of its information technology systems to operate its business.

KCS relies on information technology in all aspects of its business. A significant disruption or failure of its information technology systems, including its computer hardware, software and communications equipment, could result in service interruptions, safety failures, security violations, regulatory compliance failures and the inability to protect corporate information assets against intruders or other operational difficulties. Although KCS has taken steps to mitigate these risks, a significant disruption could adversely affect KCS’s results of operations, financial condition, liquidity and ability to compete effectively. Additionally, if KCS is unable to acquire or implement new technology, it may suffer a competitive disadvantage, which could also have an adverse effect on KCS’s results of operations, financial condition or liquidity.

KCS’s business may be adversely affected by changes in general economic, weather or other conditions.

KCS’s operations may be adversely affected by changes in the economic conditions of the industries and geographic areas that produce and consume the freight that KCS transports. The relative strength or weakness of the United States and Mexican economies affects the businesses served by KCS. Prolonged negative changes in domestic and global economic conditions or disruptions of either or both of the financial and credit markets, including the availability of short and long-term debt financing, may affect KCS, as well as the producers and consumers of the commodities that KCS transports and may have a material adverse effect on KCS’s results of operations, financial condition, and liquidity.

PCRC is directly affected by the world economy and trans-Pacific trade flows. In addition, KCS’s investments in Mexico and Panama expose the Company to risks associated with operating in Mexico and Panama, including, among others, cultural differences, varying labor, regulatory and operating practices, political risk and differences between the United States, Mexican and Panamanian economies. Historically, a stronger economy has resulted in improved results for KCS’s rail transportation operations. Conversely, when the economy has slowed, results have been less favorable. If an economic slowdown or recession occurs in key markets, the volume of rail shipments is likely to be reduced, which could have a material adverse effect on KCS’s business and financial condition.

The transportation industry is highly cyclical, generally tracking the cycles of the world economy. Although transportation markets are affected by general economic conditions, there are numerous specific factors within each particular market that may influence operating results. Some of KCS’s customers do business in industries that are highly cyclical, including the oil and gas, automotive, housing and agriculture industries. Any downturn in these industries could have a material adverse effect on operating results. Also, some of the products transported have had a historical pattern of price cyclicality which has typically been influenced by the general economic environment and by industry capacity and demand. For example, global steel and petrochemical prices have decreased in the past, and reduced demand for automotive vehicles and related shipments may result in decreased prices. KCS cannot assure that prices and demand for these products will not decline in the future, adversely affecting those industries and, in turn, the Company’s financial condition or results.

Traffic congestion experienced in the U.S. or Mexican railroad system may result in overall traffic congestion which would impact the ability to move traffic to and from Mexico and adversely affect KCS’s operations. This system congestion may also result in certain equipment shortages. Any similar congestion experienced by railroads in Mexico could have an adverse effect on the Company’s business and results of operations. In addition, the growth of cross-border traffic in recent years has contributed to congestion on the international bridge at the Nuevo Laredo-Laredo border gateway, which is expected to continue in the near future. This may adversely affect KCS’s business and results of operations.

The Company’s operations may also be affected by natural disasters or adverse weather conditions. The Company operates in and along the Gulf of Mexico, and its facilities may be adversely affected by hurricanes, floods and other extreme weather conditions that could also adversely affect KCS’s shipping, agricultural, chemical and other customers. Significant reductions in the volume of rail shipments due to economic, weather, or other conditions could have a material adverse effect on KCS’s business, financial condition, results of operations, and cash flows.

KCS’s business may be affected by market and regulatory responses to climate change.

KCS’s operations may be adversely affected by restrictions, caps, taxes, or other controls on emissions of greenhouse gases, including diesel exhaust. Restrictions on emissions could also affect KCS’s customers that use commodities that KCS transports to produce energy, use significant amounts of energy in producing or delivering the commodities KCS transports, or manufacture or produce goods that consume significant amounts of energy or burn fossil fuels, including coal-fired power plants, chemical producers, farmers and food producers, and automakers and other manufacturers. Significant cost increases, government regulation, or changes of consumer preferences for goods or services relating to alternative sources of energy or emissions reductions could materially affect the markets for the commodities KCS transports, which in turn could have a material adverse effect on KCS’s results of operations, financial condition and liquidity. Government incentives encouraging the use of alternative sources of energy could also affect certain customers and their respective markets for certain commodities KCS transports in an unpredictable manner that could alter traffic patterns, including, for example, the impacts of ethanol incentives on farming and ethanol producers. Any of these factors, individually or in conjunction with one or more of the other factors, or other unforeseen impacts of climate change could have a material adverse effect on KCS’s business, results of operations, financial condition and liquidity.

KCS is exposed to the credit risk of its customers and counterparties and their failure to meet their financial obligations could adversely affect KCS’s business.

KCS’s business is subject to credit risk including the risk that a customer or counterparty will fail to meet its obligations when due. Customers and counterparties that owe the Company money may default on their obligations to the Company due to bankruptcy, lack of liquidity, operational failure or other reasons. Although the Company has procedures for reviewing its receivables and credit exposures to specific customers and counterparties to address present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. Some of the Company’s risk management methods depend upon the evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible by the Company. That information may not, in all cases, be accurate, complete, up-to-date or properly evaluated. In addition, concerns about, or a default by, one customer or counterparty could lead to significant liquidity problems, losses or defaults by other customers or counterparties, which in turn could adversely affect the Company. The Company may be materially and adversely affected in the event of a significant default by its customers and counterparties.

KCS’s business is subject to regulation by international, federal, state and local regulatory agencies, including tax, environmental, health, and safety laws and regulations that could require KCS to incur material costs or liabilities relating to tax, environmental, health, or safety compliance or remediation. KCS’s failure to comply with these regulations could have a material adverse effect on its operations.

KCS is subject to governmental regulation by international, federal, state and local regulatory agencies with respect to its railroad operations, including the Department of Transportation and the Department of Homeland Security in the United States and the Secretary of Communications and Transportation in Mexico, as well as a variety of health, safety, labor, environmental, and other matters. Government regulation of the railroad industry is a significant determinant of the competitiveness and profitability of railroads. As part of the Rail Safety Improvement Act of 2008 in the United States, Class I railroad carriers and passenger and commuter rail operators must implement positive train control (a technology designed to help prevent train-to-train collisions, overspeed derailments, incursions into rail work zones, and entry into main line track if a switch is misaligned) at certain locations (including main line track where toxic inhalation hazard or poison inhalation hazard movements occur or where passenger operations occur) by the end of 2015, which will add to operating costs, increase the number of employees the Company employs and require KCS to invest significant amounts of money into new safety technology. KCS’s inadvertent failure or inability to comply with applicable laws and regulations could have a material adverse effect on our financial condition, liquidity and operations, including limitations on operating activities until compliance with applicable requirements is achieved. These government agencies may change the legislative or regulatory framework within which the Company operates without providing any recourse for any adverse effects on the Company’s business that occur as a result of such change. Additionally, some of the regulations require KCS to obtain and maintain various licenses, permits and other authorizations. Any failure to maintain these licenses, permits, and other authorizations could adversely affect KCS’s business.

KCS is subject to income taxes as well as non-income based taxes, in both the United States and Mexico. Significant judgment is required in determining the provision for income taxes and other tax liabilities. Changes in tax rates, enactment of new tax laws, and revisions of tax regulations could have a material adverse effect on the Company’s financial condition and operating results. Although KCS believes the tax estimates are reasonable, the final determination of tax audits, claims, or litigation could differ from what is reflected in KCS’s income tax provisions and accruals.

From time to time, certain KCS facilities have not been in compliance with environmental, health and safety laws and regulations and there can be no assurance that KCS will always be in compliance with such laws and regulations in the future. Environmental liability under federal and state law in the United States can also extend to previously owned or operated properties, leased properties and properties owned by third parties, as well as to properties currently owned and used by the Company. Environmental liabilities may also arise from claims asserted by adjacent landowners or other third parties. Given the nature of its business, the Company incurs, and expects to continue to incur, environmental compliance costs, including, in particular, costs necessary to maintain compliance with requirements governing chemical and hazardous material shipping operations, refueling operations and repair facilities. KCS presently has environmental investigation and remediation obligations at certain sites, and will likely incur such obligations at additional sites in the future. Liabilities accrued for environmental costs represent the Company’s best estimate of the probable future obligation for the remediation and settlement of these sites. Although the recorded liability is the best estimate of all probable costs, clean-up costs cannot be predicted with absolute certainty, and may exceed such estimates, due to various factors such as evolving environmental laws and regulations, changes in technology, the extent of other parties’ participation, developments in environmental surveys and studies, and the extent of corrective action that may ultimately be required. New laws and regulations, stricter enforcement of existing requirements, accidental spills, releases or violations or the discovery of previously unknown contamination could require KCS to incur costs or subject KCS to liabilities that could have a material adverse effect on KCS’s business, results of operations, financial condition, and cash flows.

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

KCS’s business is vulnerable to rising fuel costs and disruptions in fuel supplies. Any significant increase in the cost of fuel that is not adequately covered by fuel surcharges, or severe disruption of fuel supplies, would have a material adverse effect on KCS’s business, results of operations and financial condition.

KCS incurs substantial fuel costs in its railroad operations and these costs represent a significant portion of its transportation expenses. Significant price increases for fuel may have a material adverse effect on operating results. If KCS is unable to recapture its costs of fuel from its customers, operating results could be materially adversely affected. In addition, a severe disruption of fuel supplies resulting from supply shortages, political unrest, a disruption of oil imports, weather events, war, or otherwise, and the resulting impact on fuel prices could materially adversely affect KCS’s operating results, financial condition, and cash flows.

KCS currently meets, and expects to continue to meet, fuel requirements for its Mexican operations almost exclusively through purchases at market prices from PEMEX Refinanción (“PEMEX”), the national oil company of Mexico, a government-owned entity exclusively responsible for the distribution and sale of diesel fuel in Mexico. KCSM is party to a fuel supply contract with PEMEX of indefinite duration based on market prices. Either party may terminate the contract upon 30 days written notice to the other at any time. If the fuel contract is terminated and KCSM is unable to acquire diesel fuel from alternate sources on acceptable terms, the Mexican operations could be materially adversely affected.

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

KCS’s success substantially depends on its ability to attract and retain key members of the senior management team and the principals of its foreign subsidiaries. Recruiting, motivating, and retaining qualified management personnel, particularly those with expertise in the railroad industry, are vital to operations and success. There is substantial competition for qualified management personnel and there can be no assurance that KCS will always be able to attract or retain qualified personnel. Employment agreements with senior management are terminable at any time by either party. If KCS loses one or more of these key executives or principals, its ability to successfully implement its business plans and the value of its common stock could be materially adversely affected.

A majority of KCS’s employees belong to labor unions. Strikes or work stoppages could adversely affect operations.

The Company is a party to collective bargaining agreements with various labor unions in the United States and Mexico. As of December 31, 2010, approximately 80% of KCSR’s and KCSM’s employees were covered by labor contracts subject to collective bargaining. The Company may be subject to, among other things, strikes, work stoppages or work slowdowns as a result of disputes under these collective bargaining agreements and labor contracts or KCS’s potential inability to negotiate acceptable contracts with these unions. In the United States, because such agreements are generally negotiated on an industry-wide basis, determination of the terms and conditions of labor agreements have been and could continue to be beyond KCS’s control. KCS may, therefore, be subject to terms and conditions in industry-wide labor agreements that could have a material adverse effect on its results of operations, financial condition and cash flows. If the unionized workers in the United States or Mexico were to engage in a strike, work stoppage or other slowdown, if other employees were to become unionized, or if the terms and conditions in future labor agreements were renegotiated, KCS could experience a significant disruption of its operations and higher ongoing labor costs. Although the U.S. Railway Labor Act imposes restrictions on the right of United States railway workers to strike, there is no law in Mexico imposing similar restrictions on the right of railway workers in that country to strike.

KCS faces possible catastrophic loss and liability and its insurance may not be sufficient to cover its damages or damages to others.

The operation of any railroad carries with it an inherent risk of catastrophe, mechanical failure, collision, and property loss. In the course of KCS’s operations, spills or other environmental mishaps, cargo loss or damage, business interruption due to political developments, as well as labor disputes, strikes and adverse weather conditions, could result in a loss of revenues or increased liabilities and costs. Collisions, environmental mishaps, or other accidents can cause serious bodily injury, death, and extensive property damage, particularly when such accidents occur in heavily populated areas. Additionally, KCS’s operations may be affected from time to time by natural disasters such as earthquakes, volcanoes, floods, hurricanes or other storms. The occurrence of a major natural disaster could have a material adverse effect on KCS’s operations and financial condition. The Company maintains insurance that is consistent with industry practice against the accident-related risks involved in the conduct of its business, property damage and business interruption due to natural disasters. However, this insurance is subject to a number of limitations on coverage, depending on the nature of the risk insured against. This insurance may not be sufficient to cover KCS’s damages or damages to others and this insurance may not continue to be available at commercially reasonable rates. In addition, KCS is subject to the risk that one or more of its insurers may become insolvent and would be unable to pay a claim that may be made in the future. Even with insurance, if any catastrophic interruption of service occurs, KCS may not be able to restore service without a significant interruption to operations which could have an adverse effect on KCS’s financial condition.

KCS’s business may be affected by future acts of terrorism, war or other acts of violence or crime.

Terrorist attacks, such as an attack on the Company’s chemical transportation activities, any government response thereto and war or risk of war may adversely affect KCS’s results of operations, financial condition, and cash flows. These acts may also impact the Company’s ability to raise capital or its future business opportunities. KCS’s rail lines and facilities could be direct targets or indirect casualties of acts of terror, which could cause significant business interruption and damage to KCS’s property. In recent years, there have been reported incidents of train-related robberies in Mexico, including incidents involving KCSM’s trains and infrastructure. Other acts of violence or crime could also adversely affect the Company’s business.

As a result, acts of terrorism or war or acts of crime or violence could result in increased costs and liabilities and decreased revenues for KCS. In addition, insurance premiums charged for some or all of the applicable coverage currently maintained by KCS could increase dramatically or certain coverage may not be adequate to cover losses or may not be available in the future.

KCS’s ownership of KCSM and operations in Mexico subject it to economic and political risks.

The Mexican government has exercised, and continues to exercise, significant influence over the Mexican economy. Accordingly, Mexican governmental actions concerning the economy and state-owned enterprises could have a significant impact on Mexican private sector entities in general and on KCSM’s operations in particular. KCS cannot predict the impact that the political landscape, including the recently implemented multiparty rule, will have on the Mexican economy. Furthermore, KCSM’s financial condition, results of operations and prospects may be affected by currency fluctuations, inflation, interest rates, regulation, taxation, social instability and other political, social and economic developments in or affecting Mexico.

The Mexican economy in the past has suffered balance of payment deficits and shortages in foreign exchange reserves. Although Mexico has imposed foreign exchange controls in the past, there are currently no exchange controls in Mexico. Pursuant to the provisions of NAFTA, if Mexico experiences serious balance of payment difficulties or the threat of such difficulties in the future, Mexico would have the right to impose foreign exchange controls on investments made in Mexico, including those made by United States and Canadian investors. Any restrictive exchange control policy could adversely affect KCS’s ability to obtain dollars or to convert pesos into dollars for purposes of making interest and principal payments due on indebtedness, to the extent KCS may have to effect those conversions, and could adversely affect the Company’s investment in KCSM. This could have a material adverse effect on KCS’s business and financial condition.

Mexican national politicians are currently focused on certain regional, political and social tensions, and reforms regarding fiscal and labor policies, gas, electricity, social security, and oil have not been and may not be approved. The social and political situation in Mexico could adversely affect the Mexican economy, which in turn could have a material adverse effect on KCS’s business, financial condition, and results of operation.

Downturns in the United States economy or in trade between the United States and Asia or Mexico and fluctuations in the peso-dollar exchange rate would likely have adverse effects on KCS’s business and results of operations.

The level and timing of KCS’s Mexican business activity is heavily dependent upon the level of United States-Mexican trade and the effects of NAFTA on such trade. The Mexican operations depend on the United States and Mexican markets for the products KCSM transports, the relative position of Mexico and the United States in these markets at any given time, and tariffs or other barriers to trade. Downturns in the United States or Mexican economy or in trade between the United States and Mexico would likely have adverse effects on KCS’s business results of operations and the Company’s ability to meet debt service obligations. In addition, KCS has invested significant amounts in developing its intermodal operations, including the port of Lazaro Cardenas, in part to provide Asian importers with an alternative to the west coast ports of the United States, and the level of intermodal traffic depends, to an extent, on the volume of Asian shipments routed through Lazaro Cardenas. Reduction in trading volumes, which may be caused by factors beyond KCS’s control, including increased government regulations in light of recent concerns regarding the safety and quality of Asian-manufactured products, may adversely affect KCS’s business and results of operations.

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

Any devaluation of the peso would cause the peso cost of KCSM’s dollar-denominated debt to increase, adversely affecting its ability to make payments on its indebtedness. Severe devaluation or depreciation of the peso may result in disruption of the international foreign exchange markets and may limit the ability to transfer pesos or to convert pesos into U.S. dollars for the purpose of making timely payments of interest and principal on the non-peso denominated indebtedness. Although the Mexican government currently does not restrict, and for many years has not restricted, the right or ability of Mexican or foreign persons or entities to convert pesos into U.S. dollars or to transfer foreign currencies out of Mexico, the Mexican government could, as in the past, institute restrictive exchange rate policies that could limit the ability to transfer or convert pesos into U.S. dollars or other currencies for the purpose of making timely payments of the U.S. dollar-denominated debt and contractual commitments. Devaluation or depreciation of the peso against the U.S. dollar may also adversely affect U.S. dollar prices for KCS’s securities.

Fluctuations in the peso-dollar exchange rates also have an effect on KCS’s reported operating results. A devaluation of the peso would cause reported peso-denominated revenues and expenses to decrease, and would increase reported foreign exchange loss due to the Company’s net monetary assets that are peso-denominated. Exchange rate variations also affect the calculation of taxes under Mexican income tax law, and an appreciation of the peso would cause an increase in the Company’s reported income tax provision and effective income tax rate.

Mexico may experience high levels of inflation in the future which could adversely affect KCS’s results of operations.

Mexico has a history of high levels of inflation and may experience high inflation in the future. During most of the 1980s and during the mid and late 1990s, Mexico experienced periods of high levels of inflation. The annual rates of inflation for the last three years, as measured by changes in the National Consumer Price Index, as provided by Banco de México, were 4.4% in 2010, 3.6% in 2009 and 6.5% in 2008. A substantial increase in the Mexican inflation rate would have the effect of increasing some of KCSM’s costs, which could adversely affect its results of operations and financial condition. High levels of inflation may also affect the balance of trade between Mexico and the United States, and other countries, which could adversely affect KCSM’s results of operations.

Risk Factors Relating to Ongoing Litigation

KCS is party to various legal proceedings and administrative actions arising in the ordinary course of business including those specifically mentioned below:

KCSM is involved in several disputes with the SCT, which if adversely resolved could have a negative impact on its business and operations.

On July 23, 2008, the SCT delivered notice to KCSM of new proceedings against KCSM, claiming, among other things, that KCSM refused to grant Ferromex access to certain trackage over which Ferromex alleges it has trackage rights on six different occasions and thus denied Ferromex the ability to provide service to a Mexican subsidiary of a large U.S. Auto Manufacturer at this location. On August 13, 2008, KCSM filed a response to the SCT. On July 15, 2010, the SCT resolved to consolidate these six sanctioning proceedings into a single proceeding, determining that the actions that motivated the underlying claims constitute a single occasion. On August 19, 2010, Ferromex filed an appeal which KCSM considers to be without merit. Management believes that even if KCSM were to be found liable, a single sanction would be imposed and could be challenged in the Administrative and Fiscal Federal Court. A single sanction makes it more likely that any unfavorable resolution will not have a material impact on KCSM’s results of operations.

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

Track Configuration

KCSR operates over a railroad system consisting of approximately 3,500 route miles in ten states extending from the midwest and southeast portions of the United States south to the Mexican border, which includes approximately 400 miles of trackage rights that permit KCSR to operate its trains with its crews over other railroad’s tracks.

Under its Concession from the Mexican government, KCSM has the right to operate approximately 3,100 route miles, but does not own the land, roadway, or associated structures and additionally has approximately 700 miles of trackage rights. The Concession requires KCSM to make investments as described in a business plan filed every five years with the Mexican government. KCSM may defer capital expenditures with respect to its five-year business plan with the permission of the SCT. However, should the SCT not grant this permission, KCSM’s failure to comply with the commitments in its business plan could result in fines and ultimately the Mexican government revoking the Concession. See Item 1A, “Risk Factors — KCSM’s Mexican Concession is subject to revocation or termination in certain circumstances which would prevent KCSM from operating its railroad and would have a material adverse effect on the Company’s business and financial condition.”

Equipment Configuration

As of December 31, 2010 and 2009, KCS leased and owned the following units of equipment:

	2010		2009
	Leased	Owned	Leased	Owned
Locomotives	371	527	382	536

Rolling stock:
Box cars	5,887	873	6,199	875
Gondolas	2,873	1,535	2,856	1,746
Hoppers	4,861	877	4,949	882
Flat cars (intermodal and other)	625	514	1,335	512
Auto racks	1,854	—	1,761	—
Tank cars	693	15	527	15
Other	—	—	—	51

Total	16,793	3,814	17,627	4,081

Average Age (In Years) of Leased and Owned Locomotives:	2010	2009
Road locomotives	14.0	13.5
All locomotives	20.8	20.0

Property and Facilities

KCS operates numerous facilities, including terminals for intermodal and other freight, rail yards for train-building, switching, storage-in-transit (the temporary storage of customer goods in rail cars prior to shipment) and other activities; offices to administer and manage operations; dispatch centers to direct traffic on the rail network; crew quarters to house train crews along the rail line; and shops and other facilities for fueling, maintenance, and repair of locomotives and maintenance of freight cars and other equipment.

Capital Expenditures

The Company’s cash capital expenditures for the three years ended December 31, 2010, 2009, and 2008, and planned 2011 capital expenditures are included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Expenditures”. See also Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Capitalization, Depreciation and Amortization of Property and Equipment, Including Concession Assets” regarding the Company’s policies and guidelines related to capital expenditures.

Item 3.	Legal Proceedings

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. For more information on legal proceedings, see Item 1A, “Risk Factors — Risks Relating to Ongoing Litigation,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Provision for Environmental Remediation — Provision for Personal Injury Claims,” and — “Other Matters — Litigation,” and Item 8, “Financial Statements and Supplementary Data — Note 14 Commitments and Contingencies”.

Item 4.	Removed and Reserved

Part II

Item 5.	Market for KCS’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is traded on the New York Stock Exchange under the ticker symbol “KSU”. Information as to the high and low sales price of the Company’s common and preferred stock for the years ended December 31, 2010 and 2009 is set forth in Note 16 to the Consolidated Financial Statements in Item 8 of this Form 10-K and is incorporated by reference herein.

Dividend Policy

Common Stock. KCS has not declared any cash dividends on its common stock during the last five fiscal years and it does not anticipate making any cash dividend payments to common shareholders in 2011. Pursuant to KCSR’s credit agreement, KCS is prohibited from the payment of cash dividends on its common stock.

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

Holders

There were 3,937 record holders of KCS common stock on February 2, 2011; however, the number of actual holders of KCS common stock is greater due to the practice of brokerage firms registering many shares for clients in the brokerage firm’s name.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information about securities authorized for issuance under KCS’s equity compensation plans.

Performance Graph

The following graph shows the changes in value over the five years ended December 31, 2010, of an assumed investment of $100 in: (i) KCS’s common stock; (ii) the stocks that comprise the Dow Jones U.S. Industrial Transportation Index(1); and (iii) the stocks that comprise the S&P 500 Index(2). The table following the graph shows the value of those investments on December 31 for each of the years indicated. The values for the assumed investments depicted on the graph and in the table have been calculated assuming that any cash dividends are reinvested.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

Among Kansas City Southern, the S&P 500 Index

and the Dow Jones U.S. Industrial Transportation Index

	2005	2006	2007	2008	2009	2010
Kansas City Southern	100.00	118.62	140.52	77.98	136.27	195.91
S&P 500	100.00	115.80	122.16	76.96	97.33	111.99
Dow Jones U.S. Industrial Transportation	100.00	107.86	114.47	92.07	113.25	150.35

(1)	The Dow Jones U.S. Industrial Transportation Index is a registered trademark of the Dow Jones & Co., Inc., an independent company.

(2)	The S&P 500 is a registered trademark of the McGraw-Hill Companies, Inc. The S&P 500 Index reflects the change in weighted average market value for 500 companies whose shares are traded on the New York Stock Exchange, American Stock Exchange and the Nasdaq Stock Market.

Item 6.	Selected Financial Data

The selected financial data below (in millions, except per share amounts) should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this Form 10-K as well as the consolidated financial statements and the related notes.

	2010	2009 (ii)	2008 (ii)	2007 (ii)	2006 (ii)
Earnings From Continuing Operations
Revenues	$1,814.8	$1,480.2	$1,852.1	$1,742.8	$1,659.7
Operating expenses	1,328.3	1,213.4	1,464.7	1,384.1	1,358.0

Operating income	$486.5	$266.8	$387.4	$358.7	$301.7

Net income	$180.0	$68.1	$182.1	$151.8	$107.4
Earnings per common share:
Basic	$1.69	$0.60	$1.99	$1.73	$1.17
Diluted	1.67	0.60	1.84	1.55	1.06
Financial Position
Total assets	$5,640.9	$5,454.3	$5,415.9	$4,907.7	$4,620.7
Total debt obligations, including current portion	1,639.7	1,980.0	2,086.1	1,755.9	1,757.0
Total stockholders’ equity	2,431.1	2,043.0	1,896.6	1,713.5	1,572.0
Total equity (i)	2,713.7	2,325.8	2,170.3	1,956.5	1,672.3
Other Data Per Common Share
Cash dividends per common share	$—	$—	$—	$—	$—

(i)	The adoption of the new accounting guidance on noncontrolling interests effective January 1, 2009 has resulted in the reclassification of amounts previously attributable to minority interest, now referred to as noncontrolling interest, to a separate component of total equity in the consolidated balance sheet.

(ii)	During the first quarter of 2010, the Company elected to change its accounting policy for rail grinding costs from a capitalization method to a direct expense method. All prior periods have been adjusted to reflect the retroactive application of this change in accounting principle.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of Kansas City Southern’s results of operations, certain changes in its financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included under Item 8 of this Form 10-K. This discussion should be read in conjunction with the included consolidated financial statements, the related notes, and other information included in this report.

During the first quarter of 2010, the Company elected to change its accounting policy for rail grinding costs from a capitalization method to a direct expense method. Comparative financial information for all prior periods has been adjusted to reflect the retroactive application of this change in accounting principle. See also Note 2 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further details of this change in accounting policy.

CAUTIONARY INFORMATION

The discussions set forth in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, quarterly earnings calls, executive presentations, in the annual report to stockholders and in other filings with the Securities and Exchange Commission. Readers can identify these forward-looking statements by the use of such verbs as “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. These statements involve a number of risks and uncertainties. Actual results could materially differ from those anticipated by such forward-looking statements. Such differences could be caused by a number of factors or combination of factors including, but not limited to, the factors identified below and those discussed under Item 1A of this Form 10-K, “Risk Factors.” Readers are strongly encouraged to consider these factors and the following factors when evaluating any forward-looking statements concerning the Company:

•	fluctuations in the market price for the Company’s common stock;

•	KCS’s dividend policy and restrictions on its ability to pay dividends on its common stock;

•	KCS’s high degree of leverage;

•	KCS’s potential need for and ability to obtain additional financing;

•	KCS’s ability to successfully implement its business strategy, including the strategy to convert customers from using trucking services to rail transportation services;

•	the impact of competition, including competition from other rail carriers, trucking companies and maritime shippers in the United States and Mexico;

•	United States, Mexican and global economic, political and social conditions;

•	the effects of the North American Free Trade Agreement, or NAFTA, on the level of trade among the United States, Mexico and Canada;

•	uncertainties regarding the litigation KCS faces and any future claims and litigation;

•

the effects of employee training, stability of the existing information technology systems, technological improvements and capital expenditures on labor productivity, operating efficiencies and service reliability;

•	the adverse impact of any termination or revocation of KCSM’s Concession by the Mexican government;

•	legal or regulatory developments in the United States, Mexico or Canada;

•

KCS’s ability to generate sufficient cash, including its ability to collect on its customer receivables, to pay principal and interest on its debt, meet its obligations and fund its other liquidity needs;

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

•	market and regulatory responses to climate change;

•	disruption in fuel supplies, changes in fuel prices and the Company’s ability to assess fuel surcharges;

•	KCS’s ability to attract and retain qualified management personnel;

•	changes in labor costs and labor difficulties, including work stoppages affecting either operations or customers’ abilities to deliver goods for shipment;

•	credit risk of customers and counterparties and their failure to meet their financial obligations;

•

the outcome of claims and litigation, including those related to environmental contamination, personal injuries, and occupational illnesses arising from hearing loss, repetitive motion and exposure to asbestos and diesel fumes;

•	acts of terrorism, violence or crime or risk of such activities;

•	war or risk of war;

•	political and economic conditions in Mexico and the level of trade between the United States and Mexico; and

•

legislative, regulatory, or legal developments involving taxation, including enactment of new foreign, federal or state income or other tax rates, revisions of controlling authority, and the outcome of tax claims and litigation.

Forward-looking statements reflect the information only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statements to reflect future events, developments, or other information. If KCS does update one or more forward-looking statements, no inference should be drawn that additional updates will be made regarding that statement or any other forward-looking statements.

CORPORATE OVERVIEW

Kansas City Southern, a Delaware corporation, is a transportation holding company that has railroad investments in the U.S., Mexico and Panama. In the U.S., the Company serves the central and south central U.S. Its international holdings serve northeastern and central Mexico and the port cities of Lazaro Cardenas, Tampico and Veracruz, and a fifty percent interest in Panama Canal Railway Company provides ocean-to-ocean freight and passenger service along the Panama Canal. KCS’s North American rail holdings and strategic alliances are primary components of a NAFTA railway system, linking the commercial and industrial centers of the U.S., Canada and Mexico. Its principal subsidiaries and affiliates include the following:

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

•

Panama Canal Railway Company (“PCRC”), a fifty-percent owned unconsolidated affiliate, that provides international container shipping companies with a railway transportation option in lieu of the Panama Canal and the operations of PCRC’s wholly-owned subsidiary, Panarail Tourism Company (“Panarail”);

•	Southern Capital Corporation, LLC (“Southern Capital”), a fifty-percent owned unconsolidated affiliate that owns and leases locomotives and other equipment; and

•

Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”), a twenty-five percent owned unconsolidated affiliate that provides railroad services as well as ancillary services in the greater Mexico City area.

KCS, as the holding company, supplies its various subsidiaries with managerial, legal, tax, financial and accounting services.

EXECUTIVE SUMMARY

2010 Financial Overview

This year brought the return of substantial volume on the KCS network as the general economy improved and KCS continued to execute on its plans to grow its business through increasing its customer base, improving service, and converting traffic from truck to rail. The Company’s cost control program, initiated in 2009 in response to the downturn in the economy, allowed KCS to accommodate this growth with only moderate resource additions and virtually no negative impact to the level of service delivered to customers. Volumes and revenue increased in spite of Hurricane Alex, which made landfall on June 30, 2010, causing widespread damage and flooding in central and northeastern Mexico. The hurricane resulted in extensive damage to KCSM’s track and bridge infrastructures, and also caused multiple track-related incidents and significantly disrupted the Company’s rail service for nearly a month.

The Company reported 2010 earnings of $1.67 per diluted share on consolidated net income of $180.2 million for the year ended December 31, 2010, compared to annual earnings of $0.60 per diluted share on consolidated net income of $67.1 million for 2009. Revenues in 2010 increased 23% over 2009. This increase was driven primarily by the increase in carload/unit volumes resulting from both the improvement in the economy and the conversion of traffic to rail, positive pricing impacts and increased fuel surcharge. Operating expenses increased 9% compared to the same period in 2009. The Company was able to leverage its cost control program as operating expenses as a percentage of revenues declined to 73.2% for 2010, as compared to 82.0% in 2009.

During 2010, the Company continued to focus on improving its financial condition and liquidity position. The net proceeds from the common stock issuance of $214.9 million and cash generated from operations funded debt reductions of $340.3 million. The Company also increased future financial flexibility by extending debt maturities through significant debt refinancing and establishment of a $100.0 million KCSM credit facility.

RESULTS OF OPERATIONS

Year Ended December 31, 2010, compared with the Year Ended December 31, 2009

The following summarizes KCS’s consolidated income statement components (in millions):

	2010	2009	Change Dollars
Revenues	$1,814.8	$1,480.2	$334.6
Operating expenses	1,328.3	1,213.4	114.9

Operating income	486.5	266.8	219.7
Equity in net earnings of unconsolidated affiliates	19.7	7.7	12.0
Interest expense	(158.1)	(173.7)	15.6
Debt retirement costs	(68.3)	(5.9)	(62.4)
Foreign exchange gain	4.7	2.1	2.6
Other income, net	4.7	5.2	(0.5)

Income before income taxes and noncontrolling interest	289.2	102.2	187.0
Income tax expense	109.2	34.1	75.1

Net income	180.0	68.1	111.9
Noncontrolling interest	(0.2)	1.0	(1.2)

Net income attributable to Kansas City Southern and subsidiaries	$180.2	$67.1	$113.1

Revenues

The following summarizes revenues (in millions) and carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change
Chemical and petroleum	$363.2	$323.4	12%	249.4	238.3	5%	$1,456	$1,357	7%
Industrial and consumer products	426.7	344.4	24%	309.9	267.0	16%	1,377	1,290	7%
Agriculture and minerals	429.1	360.0	19%	268.1	246.3	9%	1,601	1,462	10%

Total general commodities	1,219.0	1,027.8	19%	827.4	751.6	10%	1,473	1,367	8%
Coal	238.6	187.2	27%	282.5	301.2	(6)%	845	622	36%
Intermodal	194.2	143.4	35%	678.4	516.4	31%	286	278	3%
Automotive	97.7	52.9	85%	71.1	51.7	38%	1,374	1,023	34%

Carload revenues, carloads and units	1,749.5	1,411.3	24%	1,859.4	1,620.9	15%	$941	$871	8%

Other revenue	65.3	68.9	(5)%

Total revenues (i)	$1,814.8	$1,480.2	23%

(i) Included in revenues:
Fuel surcharge	$156.1	$77.9

Freight revenues include both revenue for transportation services and fuel surcharges. For the year ended December 31, 2010, revenues increased $334.6 million compared to the prior year, primarily due to the overall increase in carload/unit volumes resulting from the improvement in the economy and the conversion of traffic to rail, positive pricing impacts and increased fuel surcharge. In the third quarter of 2010, revenues for certain commodity groups were affected by Hurricane Alex as customers were required to use alternate carriers or modes of transportation until rail service was restored. The Company currently estimates the related effect on its third quarter 2010 financial results was approximately $40.0 million of lost revenue before related avoided costs. Revenue per carload/unit increased by 8% for the year ended December 31, 2010, compared to the same period in 2009 reflecting favorable commodity mix in addition to the factors discussed above. The effect of fluctuations in the value of the U.S. dollar against the value of the Mexican peso was not significant.

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

The following discussion provides an analysis of revenues by commodity group:

Revenues by commodity group for 2010

Chemical and petroleum. Revenues increased $39.8 million for the year ended December 31, 2010, primarily due to increases in volume, fuel surcharge and pricing. Petroleum revenues increased in Mexico due to a government initiated oil export program. Additionally, revenues increased in chemicals used to manufacture glass and paint as a result of the economic improvements in the automotive industry.

Industrial and consumer products. Revenues increased $82.3 million for the year ended December 31, 2010, primarily due to increases in volume, fuel surcharge and price. Metals and scrap business growth was primarily due to growing demand for slab and steel coil. Paper products increased primarily due to a restocking of inventory to meet increased demand and shortages in over-the-road trucking capacity.

Agriculture and minerals. Revenues increased $69.1 million for the year ended December 31, 2010, due to increases in volume, price and fuel surcharge. Food products showed continued strength primarily due to new business. Grain revenue increased in the first half of 2010 as a portion of the traffic lost to vessel in 2009 was converted back to rail in Mexico in 2010.

Coal. Revenues increased $51.4 million for the year ended December 31, 2010, primarily due to increases in pricing and fuel surcharge. Revenues to existing electric generation customers increased due to re-pricing of coal contracts and increased fuel surcharge, which was partially offset by lower unit coal volumes.

Intermodal. Revenues increased $50.8 million for the year ended December 31, 2010, primarily due to an increase in volume. Growth was driven by increased automotive parts traffic, conversion of cross border truck traffic to rail, trans-Pacific container volume, the emergence of cross border international cargo and improvement in the economy.

Automotive. Revenues increased $44.8 million for the year ended December 31, 2010, primarily due to increases in volume and pricing. The volume increase was driven by strong year over year growth in North American automobile sales, a shift in production from the U.S. to Mexico and new cross border vehicle routings.

Operating Expenses

Operating expenses, as shown below (in millions), increased $114.9 million for the year ended December 31, 2010, when compared to the same period in 2009, primarily due to increased carload/unit volumes and higher fuel prices.

			Change
	2010	2009	Dollars	Percent
Compensation and benefits	$369.3	$328.7	$40.6	12%
Purchased services	189.1	173.7	15.4	9%
Fuel	263.6	189.4	74.2	39%
Equipment costs	157.4	164.1	(6.7)	(4)%
Depreciation and amortization	184.9	181.6	3.3	2%
Materials and other	164.0	175.9	(11.9)	(7)%

Total operating expenses	$1,328.3	$1,213.4	$114.9	9%

Compensation and benefits. Compensation and benefits increased $40.6 million for the year ended December 31, 2010, compared to 2009, primarily due to increased incentive compensation, including the Mexico statutory profit sharing expense, and annual wage and salary rate increases. In addition, compensation and benefits increased in Mexico due to fluctuations in the value of the U.S. dollar against the value of the Mexican peso. These increases were partially offset by a decrease in KCSM’s post-employment benefit obligations as a result of the completion of negotiations with the Mexican labor union in the third quarter of 2010.

Purchased services. Purchased services increased $15.4 million for the year ended December 31, 2010, compared to 2009, due to increases in volume-sensitive costs, primarily security and terminal services. In addition, the Company recognized a deferred credit of $6.1 million related to the partial cancellation of a maintenance contract in 2009. These increases were partially offset by lower locomotive maintenance as a result of a newer locomotive fleet and having fewer locomotives covered by maintenance agreements.

Fuel. Fuel expense increased $74.2 million for the year ended December 31, 2010, compared to 2009, primarily due to higher diesel fuel prices, higher consumption driven by increased carload/unit volumes and fluctuations in the value of the U.S. dollar against the value of the Mexican peso.

Equipment costs. Equipment costs decreased $6.7 million for the year ended December 31, 2010, compared to 2009 primarily due to lower freight car equipment lease expense which was partially offset by the increase in the use of other railroads’ freight cars.

Depreciation and amortization. Depreciation and amortization increased $3.3 million for the year ended December 31, 2010, compared to 2009, primarily due to a larger asset base. The increase was partially offset by a decrease in amortization expense due to extending the estimated useful lives of certain Mexican concession assets, which was effective as of October 1, 2009. The increase was also partially offset by changes in depreciation rates on certain locomotive and road assets based on reassessment of the adequacy of the accumulated depreciation reserves, asset usage and replacement patterns which was effective October 1, 2010. Net depreciation expense on the asset base as of year-end 2010 will be lower on an annual basis by approximately $4.2 million as a result of these rate changes.

Materials and other. Materials and other decreased $11.9 million for the year ended December 31, 2010, compared to 2009, primarily due to a reduction in personal injury reserves reflecting favorable claims experience.

Non-Operating Expenses

Equity in net earnings of unconsolidated affiliates. Equity in earnings from unconsolidated affiliates increased $12.0 million for the year ended December 31, 2010, compared to 2009. Significant components of this change were as follows:

•

Equity in earnings of PCRC increased by $6.8 million for the year ended December 31, 2010, compared to 2009, primarily due to an increase in container volume attributable to the improvement in the economy.

•

Equity in earnings of Southern Capital increased by $3.3 million for the year ended December 31, 2010, compared to 2009, primarily due to recognizing a gain on sale of railcars and other equipment in 2010.

•	KCSM’s equity in earnings of FTVM increased by $1.9 million for the year ended December 31, 2010, compared to 2009, primarily due to an increase in volumes.

Interest expense. Interest expense decreased $15.6 million for the year ended December 31, 2010, compared to 2009, primarily due to lower average debt balances and interest rates.

Debt retirement costs. Debt retirement costs increased $62.4 million for the year ended December 31, 2010, compared to the year ended December 31, 2009. On December 20, 2010, KCSM purchased $142.6 million principal amount of the 7 5/8% Senior Notes due December 2013 and $31.9 million principal amount of the 12 1/2% Senior Notes due April 2016 and recognized debt retirement costs of $19.0 million related to the tender premiums and the write-off of unamortized debt issuance costs and original issue discount. On September 30, 2010, KCSM redeemed the remaining $63.7 million principal amount of the 9 3/8% Senior Notes due 2012 and recognized debt retirement costs of $1.9 million related to the call premium and the write-off of unamortized debt issuance costs. On June 4, 2010 the Company redeemed $66.5 million principal amount of the 13.0% Senior Notes due 2013 issued by KCSR, $70.0 million principal amount of the 12 1/2% Senior Notes due 2016 issued by KCSM and $100.0 million principal amount of the 9 3/8% Senior Notes due 2012 issued by KCSM, and paid $19.7 million of call premiums and other expenses related to the redemptions. In addition, the Company wrote-off $12.8 million of unamortized debt issuance costs and original issue discounts associated with the redemption of the notes. In the first quarter of 2010, KCSM purchased $296.3 million of the 9 3/8% Senior Notes due 2012. The Company recorded debt retirement costs of $14.9 million related to the tender premium and the write-off of unamortized debt issuance costs. In January 2009, KCSR purchased its 7 1/2% Senior Notes due June 2009 and expensed $5.3 million for cash tender offer expenses and unamortized debt issuance costs. In addition, in March 2009, KCSM repaid all amounts outstanding under the 2007 KCSM Credit Agreement and upon termination, wrote-off $0.6 million of unamortized debt issuance costs related to this debt.

Foreign exchange. Fluctuations in the value of the U.S. dollar versus the value of the Mexican peso for the years ended December 31, 2010 and 2009 resulted in a foreign exchange gain of $4.7 million and $2.1 million, respectively.

Other income, net. Other income, net, decreased $0.5 million for the year ended December 31, 2010 compared to the same period in 2009, primarily due to higher gains on sale of land recognized in 2009. The decrease was partially offset by an increase in miscellaneous income in 2010.

Income tax expense. For the year ended December 31, 2010, the Company’s income tax expense was $109.2 million, an increase of $75.1 million as compared to $34.1 million for the year ended December 31, 2009. The increase in income tax expense was primarily due to higher pre-tax income. The effective income tax rate was 37.8% and 33.4% for the years ended December 31, 2010 and 2009, respectively. The increase in the effective tax rate was primarily due to the recognition of a tax benefit in 2009 for the change in the Mexican statutory tax rates, foreign exchange rate fluctuations and inflation, partially offset by the reduction of a deferred tax asset valuation allowance in Mexico in 2010.

Year Ended December 31, 2009, compared with the Year Ended December 31, 2008

The following summarizes KCS’s consolidated income statement components (in millions):

			Change Dollars
	2009	2008
Revenues	$1,480.2	$1,852.1	$(371.9)
Operating expenses	1,213.4	1,464.7	(251.3)

Operating income	266.8	387.4	(120.6)
Equity in net earnings of unconsolidated affiliates	7.7	18.0	(10.3)
Interest expense	(173.7)	(138.9)	(34.8)
Debt retirement costs	(5.9)	(5.6)	(0.3)
Foreign exchange gain (loss)	2.1	(21.0)	23.1
Other income, net	5.2	6.0	(0.8)

Income before income taxes and noncontrolling interest	102.2	245.9	(143.7)
Income tax expense	34.1	63.8	(29.7)

Net income	68.1	182.1	(114.0)
Noncontrolling interest	1.0	0.3	0.7

Net income attributable to Kansas City Southern and subsidiaries	$67.1	$181.8	$(114.7)

Revenues

The following summarizes revenues (in millions) and carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	2009	2008	% Change	2009	2008	% Change	2009	2008	% Change
Chemical and petroleum	$323.4	$347.8	(7)%	238.3	240.2	(1)%	$1,357	$1,448	(6)%
Industrial and consumer products	344.4	508.6	(32)%	267.0	367.6	(27)%	1,290	1,384	(7)%
Agriculture and minerals	360.0	455.0	(21)%	246.3	293.3	(16)%	1,462	1,551	(6)%

Total general commodities	1,027.8	1,311.4	(22)%	751.6	901.1	(17)%	1,367	1,455	(6)%
Coal	187.2	203.7	(8)%	301.2	301.3	—	622	676	(8)%
Intermodal	143.4	160.6	(11)%	516.4	520.9	(1)%	278	308	(10)%
Automotive	52.9	105.6	(50)%	51.7	101.6	(49)%	1,023	1,039	(2)%

Carload revenues, carloads and units	1,411.3	1,781.3	(21)%	1,620.9	1,824.9	(11)%	$871	$976	(11)%

Other revenue	68.9	70.8	(3)%

Total revenues (i)	$1,480.2	$1,852.1	(20)%

(i) Included in revenues:
Fuel surcharge	$77.9	$200.3

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

Operating expenses

Operating expenses, as shown below (in millions), decreased $251.3 million for the year ended December 31, 2009, when compared to the same period in 2008, primarily due to decreased carload/unit volumes, fuel expense, cost containment measures and the effect of favorable fluctuations in the value of the U.S. dollar against the value of the Mexican peso for operating expenses denominated in Mexican pesos.

			Change
	2009	2008	Dollars	Percent
Compensation and benefits	$328.7	$369.9	$(41.2)	(11)%
Purchased services	173.7	212.7	(39.0)	(18)%
Fuel	189.4	324.6	(135.2)	(42)%
Equipment costs	164.1	178.6	(14.5)	(8)%
Depreciation and amortization	181.6	167.8	13.8	8%
Materials and other	175.9	211.1	(35.2)	(17)%

Total operating expenses	$1,213.4	$1,464.7	$(251.3)	(17)%

Compensation and benefits. Compensation and benefits decreased $41.2 million for the year ended December 31, 2009, compared to 2008, primarily due to labor reductions in response to declining carload/unit volumes, with further expense decreases in Mexico due to favorable fluctuations in the value of the U.S. dollar against the value of the Mexican peso.

Purchased services. Purchased services decreased $39.0 million for the year ended December 31, 2009, compared to 2008, primarily due to lower locomotive maintenance expense as a result of fewer locomotives in service, newer fleet and renegotiated maintenance contracts. Corporate expenses decreased as a result of cost containment measures. In addition, the Company recognized a deferred credit of $6.1 million related to the partial cancellation of a maintenance contract in 2009.

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

Depreciation and amortization. Depreciation and amortization increased $13.8 million for the year ended December 31, 2009, compared to 2008, primarily due to a larger asset base, partially offset by the impact of lower rates based on the scheduled depreciation study in 2009 and extending the estimated useful lives of certain Mexican concession assets, which was effective as of October 1, 2009. Depreciation expense on the asset base of year-end 2009 is expected to be lower on an annual basis by approximately $10.4 million due to the change in estimated useful lives of certain Mexican concession assets and approximately $4.0 million as a result of lower rates based on the depreciation study.

Materials and other. Materials and other decreased $35.2 million for year ended December 31, 2009, compared to 2008, primarily due to lower casualty expense due to fewer derailments and lower average cost per derailment, lower employee expenses and lower materials and supplies used for the maintenance of track and locomotives. In addition, the Company reduced the personal injury reserve, reflecting favorable claims experience. The decrease was partially offset by legal settlements in 2009. In addition, 2008 included a reduction of a legal reserve.

Non-Operating Expenses

Equity in net earnings of unconsolidated affiliates. Equity in earnings from unconsolidated affiliates decreased $10.3 million for the year ended December 31, 2009, compared to 2008. Significant components of this change were as follows:

•

Equity in earnings from the operations of PCRC decreased by $5.3 million for the year ended December 31, 2009, compared to 2008, primarily due to a reduction in container volume attributable to the downturn in the economy.

•

Equity in earnings of Southern Capital decreased by $1.6 million for the year ended December 31, 2009, compared to 2008, primarily due to the loss on sale of railcars and other equipment in 2009, lower lease income due to lease expirations and larger casualties expense recorded in 2009.

•

KCSM’s equity in earnings of FTVM decreased by $3.4 million for the year ended December 31, 2009, compared to 2008, primarily due to the decline in volume due to the downturn in the Mexican economy and a favorable adjustment related to negotiations of a maintenance agreement recorded in 2008.

Interest expense. Interest expense increased $34.8 million for the year ended December 31, 2009, compared to 2008, primarily due to higher debt balances and average interest rates. In 2009 and 2008, the Company recorded interest expense reductions as a result of various tax-related settlements and in 2009 recognized interest expense from an unfavorable outcome related to a legal dispute.

Debt retirement costs. Debt retirement costs increased $0.3 million for the year ended December 31, 2009, compared to the year ended December 31, 2008. In January 2009, KCSR purchased its 7 1/2% Senior Notes due June 15, 2009 and expensed $5.3 million for cash tender offer expenses and unamortized debt issuance costs. In addition, in March of 2009, KCSM repaid all amounts outstanding under the 2007 KCSM Credit Agreement and upon termination, wrote-off the unamortized debt issuance cost related to this debt. In May 2008, KCSR purchased its 9 1/2% Senior Notes due October 1, 2008 and expensed $5.6 million for cash tender offer expenses and unamortized debt issuance costs.

Foreign exchange. Fluctuations in the value of the U.S. dollar versus the value of the Mexican peso for the years ended December 31, 2009 and 2008 resulted in a foreign exchange gain of $2.1 million and a foreign exchange loss of $21.0 million, respectively.

Other income, net. Other income, net, decreased $0.8 million for the year ended December 31, 2009 compared to the same period in 2008, primarily due to decreases in royalty, interest and dividend income, partially offset by gains on sale of property.

Income tax expense. For the year ended December 31, 2009, the Company’s income tax expense was $34.1 million, a decrease of $29.7 million as compared to $63.8 million for the year ended December 31, 2008. The effective tax rate was 33.4% and 25.9% for the years ended December 31, 2009 and 2008, respectively. The changes in income tax expense and the effective tax rate were due to lower pre-tax income in 2009, a shift in the composition of income in different taxing jurisdictions, foreign exchange rate fluctuations and a change in Mexican tax rates for tax years 2010 through 2013.

LIQUIDITY AND CAPITAL RESOURCES

Overview

During 2010, the Company continued to improve its financial strength and flexibility by reducing leverage, lowering interest payments, extending debt maturities, and improving liquidity. In 2010, the Company raised $214.9 million of net proceeds from an equity offering, and used these proceeds and cash on hand to redeem $236.5 million principal amount of senior unsecured debt. The Company used operating cash flows to redeem the remaining $63.7 million principal amount of the 9 3/8% Senior Notes and pay back $40.0 million drawn under the KCSR revolving credit facility. In addition, the Company completed several debt refinancing transactions which extended debt maturities and reduced future interest expense. These actions have improved KCS’s debt to capitalization ratio (total debt as a percentage of total debt plus total equity) to 37.7% at December 31, 2010 as compared to 46.0% at December 31, 2009. In addition, the Company improved future liquidity by extending the maturity of KCSR’s $125.0 million revolving credit facility from April 2011 to April 2013 and establishing a new $100.0 million revolving credit facility maturing on August 31, 2013 for KCSM. On December 31, 2010, total available liquidity (the unrestricted cash balance plus revolving credit facility availability) was $310.4 million, compared to available liquidity at December 31, 2009 of $202.5 million.

KCS’s primary uses of cash are to support operations; maintain and improve its railroad; pay debt service and preferred stock dividends; acquire new and maintain existing locomotives, rolling stock and other equipment; and meet other obligations. KCS’s cash flow from operations has historically been sufficient to fund operations, maintenance capital expenditures and debt service. External sources of cash (principally bank debt, public and private debt, common and preferred stock and leases) have historically been used to refinance existing indebtedness and to fund acquisitions, new investments and equipment additions. In 2010, the Company’s cash flows from operations was sufficient to fund capital expenditures and other investing activities and reduce debt.

The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to debt and equity capital markets, and other available financing resources will be sufficient to fund anticipated operating, capital and debt service requirements and other commitments in the foreseeable future.

KCS’s primary sources of liquidity are cash flows generated from operations, borrowings under its revolving credit facilities and access to debt and equity capital markets. Although KCS has had adequate access to the capital markets, as a non-investment grade company, the financial terms under which funding is obtained often contain restrictive covenants. The covenants constrain financial flexibility by restricting or prohibiting certain actions, including the ability to incur additional debt for any purpose other than refinancing existing debt, create or suffer to exist additional liens, make prepayments of particular debt, pay dividends on common stock, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale leaseback transactions. These restrictions, however, are subject to a number of qualifications and exceptions that provide the Company with varying levels of additional borrowing capacity. The Company was in compliance with all of its debt covenants as of December 31, 2010.

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

Standard & Poor’s Rating Services (“S&P”) and Moody’s Investors Service (“Moody’s”) each rate the debt, preferred stock and corporate credit of KCS and KCSM as noninvestment grade and provide their view of each company’s outlook. On November 15, 2010, Moody’s raised certain ratings of KCS and KCSM. These ratings and outlooks change from time to time and can be found on the websites of S&P and Moody’s.

Cash Flow Information and Contractual Obligations

Summary cash flow data follows (in millions):

	2010	2009	2008
Cash flows provided by (used for):
Operating activities	$496.3	$290.5	$409.4
Investing activities	(311.5)	(344.0)	(534.4)
Financing activities	(216.9)	(58.9)	299.4

Net increase (decrease) in cash and cash equivalents	(32.1)	(112.4)	174.4
Cash and cash equivalents beginning of year	117.5	229.9	55.5

Cash and cash equivalents end of year	$85.4	$117.5	$229.9

During 2010, cash and cash equivalents decreased $32.1 million, as increased cash flows from operating activities were used to fund investing activities, and together with the proceeds of a common stock offering, to refinance and reduce outstanding debt. During 2009, cash and cash equivalents decreased $112.4 million as decreased cash flows from operating activities were not sufficient to fully fund investing activities. The Company also used cash on hand together with the proceeds of a common stock offering to refinance and reduce outstanding debt.

Operating Cash Flows. Net operating cash flows for 2010 increased $205.8 million to $496.3 million. The increase in operating cash flows was primarily attributable to increased net income from higher carload/unit volumes due to the improvement in the economy and the Company’s cost control program. Net operating cash flows for 2009 decreased $118.9 million to $290.5 million. The decrease in operating cash flows was primarily a result of lower net income from reduced carload/unit volumes due to the downturn in the economy.

Investing Cash Flows. Investing cash outflows were $311.5 million and $344.0 million during 2010 and 2009, respectively. This $32.5 million decrease was primarily due to the completion of the Victoria-Rosenberg line in 2009. The decrease was partially offset by the acquisition of an intermodal facility in 2010. Net investing cash outflows for 2009 decreased $190.4 million as compared to 2008, as a result of a reduced capital program in response to decreased operating cash flows.

Financing Cash Flows. Financing cash inflows were generated from the issuance of long-term debt, proceeds from common stock offerings and proceeds from the issuance of common stock under employee stock plans. Financing cash outflows were used for the repayment of debt, the payment of dividends on KCS’s preferred stock and the payment of debt costs. Financing cash flows for 2010, 2009, and 2008 are discussed in more detail below:

•

Net financing cash outflows for 2010 were $216.9 million. During 2010, the Company repaid $839.7 million of outstanding debt and paid $65.1 million in debt costs. During the same period, the Company received net proceeds of $214.9 million from a common stock offering and $480.7 million from the issuance of the KCSM 8.0% and 6 5/8% Senior Notes.

•

Net financing cash outflows for 2009 were $58.9 million. During 2009, the Company repaid $319.1 million of debt, including the purchase of the 7 1/2% Senior Notes and repayment of borrowings under the 2007 KCSM Credit Agreement. During the same period, the Company received net proceeds of $189.0 million from the issuance of the 12 1/2% Senior Notes and $73.9 million in net proceeds from the issuance of common stock.

•

Net financing cash inflows for 2008 were $299.4 million, resulting primarily from the issuance of debt and the financing of locomotive purchases, partially offset by the purchase of debt. During 2008, KCSR issued $275.0 million of 8.0% Senior Notes and used a portion of the proceeds to purchase $200.0 million principal amount of the 9 1/2% Senior Notes and pay the applicable tender premium and expenses associated with the purchase. Also during 2008, KCSR issued $190.0 million principal amount of 13.0% Senior Notes at a discount and used the net proceeds and other borrowings to purchase a portion of the 7 1/2% Senior Notes on January 29, 2009. KCSM received $125.0 million during 2008 from financing locomotives purchased in late 2007 and the first half of 2008.

Contractual Obligations. The following table outlines the material obligations under long-term debt, operating leases, and other contractual commitments on December 31, 2010 (in millions). Typically, payments for operating leases, other contractual obligations and interest on long-term debt are funded through operating cash flows. Principal payment obligations on long-term debt are typically refinanced by issuing new long-term debt or equity. If operating cash flows are not sufficient, funds received from other sources, including borrowings under revolving credit facilities and proceeds from property and other asset dispositions might also be available. These obligations are customary transactions similar to those entered into by others in the transportation industry.

	Payments Due by Period				More than 5 years
	Total	Less Than 1 Year	1-3 Years	3-5 Years
Long-term debt (including interest and capital lease obligations)	$2,269.6	$133.1	$712.1	$614.8	$809.6
Operating leases	976.8	151.5	228.3	187.4	409.6
Obligations due to uncertainty in income taxes	1.7	—	—	1.7	—
Capital expenditures obligations (i)	358.0	147.6	179.0	31.4	—
Other contractual obligations (ii)	379.4	59.7	114.1	84.4	121.2

Total	$3,985.5	$491.9	$1,233.5	$919.7	$1,340.4

(i)	Capital expenditure obligations include minimum capital expenditures under the KCSM Concession agreement and other regulatory requirements.

(ii)	Other contractual obligations include purchase commitments and certain maintenance agreements.

In the normal course of business, the Company enters into long-term contractual commitments for future goods and services needed for the operations of the business. Such commitments are not in excess of expected requirements and are not reasonably likely to result in performance penalties or payments that would have a material adverse effect on the Company’s liquidity. Such committments are not included in the above table.

The Company is party to twenty utilization leases covering 2,489 railcars where car hire revenue as defined in the lease agreements is shared between the lessor and the Company. The leases expire at various times through 2015. Amounts that may be due to lessors under these utilization leases vary from month to month based on car hire rental with the minimum monthly cost to the Company being zero. Accordingly, the utilization leases have been excluded from contractual obligations above.

The SCT requires KCSM to submit a five year capital expenditures plan every five years. The next five year plan will be submitted in 2012 for the years 2013 — 2017. KCSM expects to continue capital spending at current levels in future years and will continue to have capital expenditure obligations past 2012, which are not included in the table above.

Off-Balance Sheet Arrangements

On November 2, 2007, PCRC completed an offering of $100 million of 7.0% senior secured notes due November 2026 (the “Notes”). The Notes are senior obligations of PCRC, secured by certain assets of PCRC. KCS has pledged its shares of PCRC as security for the Notes. The Notes are otherwise non-recourse to KCS. The Company has agreed, along with Mi-Jack Products, Inc, (“Mi-Jack”), the other 50% owner of PCRC, to each fund one-half of any debt service reserve or liquidity reserve (reserves which are required to be established by PCRC in connection with the issuance of the Notes). As of December 31, 2010, the Company’s portion of these reserves was $3.9 million. The Company has issued a standby letter of credit in the amount of $3.9 million. The Company also has issued five irrevocable standby letters of credit totaling approximately $2.2 million to fulfill the Company’s fifty percent guarantee of additional equipment loans at PCRC.

Capital Expenditures

KCS has funded, and expects to continue to fund capital expenditures with funds from operating cash flows, equipment leases, and debt and equity financing.

The following table summarizes capital expenditures by type for the years ended December 31, 2010, 2009, and 2008 respectively (in millions).

	2010	2009	2008
Roadway capital program	$224.9	$152.1	$240.2
Equipment	12.8	11.2	49.1
Information technology	12.0	6.5	16.8
Capacity	10.1	76.8	166.0
Locomotive acquisitions	—	—	79.2
Other	60.0	33.9	21.6

Total capital expenditures (accrual basis)	319.8	280.5	572.9
Change in capital accruals	(32.5)	66.3	(42.7)

Total cash capital expenditures	$287.3	$346.8	$530.2

Generally, the Company’s capital program consists of capital replacement. Capacity projects in 2009 and 2008 were primarily the result of the construction of the Victoria-Rosenberg line, which opened in the second quarter of 2009. For 2011, internally generated cash flows are expected to fund cash capital expenditures between $350.0 million and $375.0 million.

The following table summarizes certain property statistics as of December 31:

	2010	2009	2008
Track miles of rail installed (i)	81	120	49
Cross ties installed (i)	762,228	806,908	754,900

(i)	The increase in the miles of rail and cross ties installed in 2009 primarily reflects the construction of the Victoria- Rosenberg line.

Debt and Capital Structure

The following table summarizes the components of the capital structure (in millions):

	2010	2009
Debt due within one year	$18.1	$68.1
Long-term debt	1,621.6	1,911.9

Total debt	1,639.7	1,980.0
Total equity	2,713.7	2,325.8

Total debt plus total equity	$4,353.4	$4,305.8

KCSR Debt

Revolving Credit Facility and Term Loans. On April 28, 2006, KCS, KCSR and the other subsidiary guarantors named therein entered into an amended and restated credit agreement (the “2006 Credit Agreement”), in an aggregate amount of $371.1 million with The Bank of Nova Scotia and other lenders named in the 2006 Credit Agreement. The 2006 Credit Agreement initially consisted of a $125.0 million revolving credit facility with a letter of credit sublimit of $25.0 million and swing line advances of up to $15.0 million, and a $246.1 million term loan facility (the “Term Loan B Facility”). On May 31, 2007, KCSR entered into Amendment No. 1 to the 2006 Credit Agreement which provided for a new $75.0 million term loan facility (the “Term Loan C Facility”) under the 2006 Credit Agreement. On March 16, 2010, KCSR entered into Amendment No. 2 to the 2006 Credit Agreement (as amended, the “Current Credit Agreement”) which extended the maturity of the revolving credit facility of the 2006 Credit Agreement from April 28, 2011 to April 28, 2013. In consideration for this change, the Applicable Margin (as defined in Amendment No. 2) in respect of the revolving credit facility and swing line advances was increased. In addition, Amendment No. 2 modified certain covenants of the 2006 Credit Agreement to permit the incurrence of certain indebtedness and the creation of liens related to such indebtedness, as well as certain prepayments of existing unsecured debt.

The Current Credit Agreement contains covenants that restrict or prohibit certain actions, including, but not limited to, KCS’s ability to incur debt, create or suffer to exist liens, make prepayment of particular debt, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale-leaseback transactions. In addition, KCS must meet certain consolidated interest coverage and leverage ratios. Failure to maintain compliance with the covenants could constitute a default which could accelerate the payment of any outstanding amounts under the Current Credit Agreement. Borrowings under the Current Credit Agreement are secured by substantially all of the Company’s domestic assets and are guaranteed by certain domestic subsidiaries.

The revolving credit facility bears interest at either LIBOR, or an alternate base rate, plus a spread based on the Company’s leverage ratio as defined in the Current Credit Agreement. The Term Loan B Facility bears interest at LIBOR plus 175 basis points or the alternative base rate plus 75 basis points. The Term Loan C Facility bears interest at LIBOR plus 150 basis points or the alternative base rate plus 50 basis points. The final maturity date for the Term Loan B Facility and the Term Loan C Facility is April 28, 2013. The Term Loan B

Facility and Term Loan C Facility balances were $235.0 million and $72.4 million, respectively, as of December 31, 2010. The Company’s obligations outstanding under the Term Loan B Facility and Term Loan C Facility are classified as long-term debt as of December 31, 2010. In the second quarter of 2010, the Company repaid the outstanding balance of $40.0 million on KCSR’s $125.0 million revolving credit facility.

8.0% Senior Notes. On May 30, 2008, KCSR issued $275.0 million principal amount of 8.0% senior unsecured notes due June 1, 2015 (the “8.0% Senior Notes), which bear interest semiannually at a fixed annual rate of 8.0%. A portion of the proceeds from the issuance of the 8.0% Senior Notes was used to purchase the 9 1/2% senior unsecured notes due October 1, 2008 (the “9 1/2% Senior Notes”) tendered under an offer to purchase. The remaining proceeds from the issuance were used to reduce borrowings under the KCSR revolving credit facility and for general corporate purposes. The 8.0% Senior Notes are redeemable in whole or in part prior to June 1, 2012 by paying the greater of either 101% of the principal amount or the principal amount plus a “make whole” premium and in whole or in part on and after June 1, 2012, at the following redemption prices (expressed as a percentage of principal amount) plus any accrued and unpaid interest: 2012 — 104%, 2013 — 102%, 2014 — 100%. In addition, KCSR may redeem up to 35% of the 8.0% Senior Notes prior to June 1, 2011 at par value plus coupon using the proceeds of one or more equity offerings.

13.0% Senior Notes. On December 18, 2008, KCSR issued $190.0 million principal amount of 13.0% senior unsecured notes due December 15, 2013, (the “13.0% Senior Notes”) which bear interest semiannually at a fixed annual rate of 13.0%. The 13.0% Senior Notes were issued at a discount to par value, resulting in a $22.0 million discount and a yield to maturity of 16.5%. KCS used the net proceeds from the offering, along with other borrowings, to purchase the 7 1/2% senior unsecured notes due June 15, 2009 (the “7 1/2% Senior Notes”) tendered under an offer to purchase. The 13.0% Senior Notes are redeemable in whole or in part prior to December 15, 2011 by paying the greater of either 101% of the principal amount or the principal amount plus a “make whole” premium and in whole or in part on and after December 15, 2011, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2011 — 113%, 2012 — 106.5%. On June 4, 2010, the Company used the proceeds from the common stock offering to redeem $66.5 million principal amount of the 13.0% Senior Notes.

The 8.0% Senior Notes and 13.0% Senior Notes (the “Senior Notes”) are fully and unconditionally guaranteed by KCS and certain subsidiaries of KCS who guarantee KCSR’s Current Credit Agreement (the “Note Guarantors”). The Senior Notes and the note guarantees rank pari passu in right of payment with KCSR’s, KCS’, and the Note Guarantors’ existing and future unsecured, unsubordinated obligations. In addition, the Senior Notes include certain covenants that restrict or prohibit certain actions.

Tex-Mex Debt

RRIF Loan Agreement. On June 28, 2005, Tex-Mex entered into an agreement with the Federal Railroad Administration (“FRA”) to borrow $50.0 million to be used for infrastructure improvements in order to accommodate growing freight rail traffic related to the NAFTA corridor. The note bears interest at 4.29% annually and the principal balance amortizes quarterly with a final maturity of July 13, 2030. The loan was made under the Railroad Rehabilitation and Improvement Financing (“RRIF”) Program administered by the FRA. The loan is guaranteed by Mexrail, which has issued a Pledge Agreement in favor of the lender equal to the gross revenues earned by Mexrail on per-car fees on traffic crossing the International Rail Bridge in Laredo, Texas. In addition, the Company has agreed to guarantee the scheduled principal payment installments due to the FRA from Tex-Mex under the loan agreement on a rolling five-year basis.

KCSM Debt

Revolving Credit Facility. On August 30, 2010, KCSM entered into a secured credit agreement (the “2010 KCSM Credit Agreement”) with various lenders and other institutions as named in the 2010 KCSM Credit Agreement which provides KCSM with a three-year $100.0 million revolving credit facility consisting of (i) a revolving facility in an amount up to $100.0 million (the “Revolving Facility”) and, (ii) a letter of credit and a swing line facility (the “Swing Line Facility”) in an amount up to $10.0 million each, which constitutes usage under the Revolving Facility. At KCSM’s option, the outstanding principal balance of loans under the Revolving Facility will bear interest at either (i) the greater of (a) The Bank of Nova Scotia’s base rate, (b) federal funds rate plus 50 basis points or (c) one-month London Interbank Offered Rate (“LIBOR”) plus 100 basis points (the “Base Rate”) plus a spread depending on KCSM’s leverage ratio or (ii) LIBOR plus a spread depending on KCSM’s leverage ratio. The outstanding principal balance of loans under the Swing Line Facility will bear interest at the Base Rate plus a spread depending on KCSM’s leverage ratio.

The 2010 KCSM Credit Agreement is secured by the accounts receivable and certain locomotives of KCSM and certain KCSM subsidiaries and the pledge of equity interests of certain KCSM subsidiaries. In addition, KCSM and certain KCSM subsidiaries agreed to subordinate payment of intercompany debt and certain KCSM subsidiaries guaranteed repayment of the amounts due under the 2010 KCSM Credit Agreement. The 2010 KCSM Credit Agreement contains affirmative and negative covenants that are customary for credit agreements of this type, including financial covenants related to a leverage ratio and an interest coverage ratio as defined in the 2010 KCSM Credit Agreement.

As of December 31, 2010, KCSM had no outstanding amount under the Revolving Facility.

9 3/8% Senior Notes. On April 19, 2005, KCSM issued $460.0 million principal amount of 9 3/8% senior unsecured notes due May 1, 2012 (the “9 3/8% Senior Notes”), which bear interest semiannually at a fixed rate of 9 3/8%. The 9 3/8% Senior Notes are redeemable at KCSM’s option in whole or in part on or after May 1, 2009, subject to certain limitations, at the following redemption prices (expressed in percentages of principal amount), plus any accrued and unpaid interest: 2009 — 104.688%, 2010 — 102.344% and thereafter — 100.000%. In addition, the 9 3/8% Senior Notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued and unpaid interest, in the event of certain changes in the Mexican withholding tax rate.

On January 7, 2010, pursuant to an offer to purchase, KCSM commenced a cash tender offer for a portion of its 9 3/8% Senior Notes. On January 22, 2010, the Company purchased $290.0 million of the tendered 9 3/8% Senior Notes in accordance with the terms and conditions of the tender offer set forth in the offer to purchase using the proceeds received from the issuance of $300.0 million principal amount of KCSM 8.0% senior unsecured notes due February 1, 2018 (the “KCSM 8.0% Senior Notes”). On February 1, 2010, KCSM purchased an additional $6.3 million of the 9 3/8% Senior Notes. On June 4, 2010, the Company used the proceeds from the common stock offering to redeem $100.0 million principal amount of the 9 3/8% Senior Notes and on September 30, 2010, KCSM used available cash to redeem the remaining $63.7 million principal amount of outstanding 9 3/8% Senior Notes.

7 5/8% Senior Notes. On November 21, 2006, KCSM issued $175.0 million principal amount of 7 5/8% senior unsecured notes due December 1, 2013 (the “7  5/8% Senior Notes”), which bear interest semiannually at a fixed rate of 7 5/8%. The 7 5/8% Senior Notes are redeemable at KCSM’s option in whole or in part on or after December 1, 2010, subject to certain limitations, at the following redemption prices (expressed in percentages of principal amount), plus any accrued and unpaid interest: 2010 — 103.813%, 2011 — 101.906% and 2012 — 100.000%. In addition, the 7 5/8% Senior Notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued and unpaid interest, in the event of certain changes in the Mexican withholding tax rate.

On November 2, 2010, pursuant to an offer to purchase, KCSM commenced a cash tender offer for its 7 5/8% Senior Notes and a consent solicitation. On December 20, 2010, KCSM purchased $142.6 million principal amount of the tendered 7 5/8% Senior Notes in accordance with the terms and conditions of the tender offer set forth in the offer to purchase using the proceeds received from the issuance of $185.0 million principal amount of KCSM 6 5/8% senior unsecured notes due December 15, 2020 (the 6 5/8% Senior Notes).

7 3/8% Senior Notes. On May 16, 2007, KCSM issued $165.0 million principal amount of 7 3/8% senior unsecured notes due June 1, 2014 (the “7 3/8% Senior Notes”), which bear interest semiannually at a fixed annual rate of 7 3/8%. The 7 3/8% Senior Notes are redeemable at KCSM’s option, in whole but not in part, at 100% of their principal amount, plus any accrued and unpaid interest, in the event of certain changes in the Mexican withholding tax rate, and in whole or in part, on or after June 1, 2011, subject to certain limitations, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2011 — 103.688%, 2012 — 101.844%, 2013 — 100.000%.

12 1/2% Senior Notes. On March 30, 2009, KCSM issued $200.0 million principal amount of 12 1/2% senior unsecured notes due April 1, 2016 (the “12 1/2% Senior Notes”), which bear interest semiannually at a fixed annual rate of 12 1/2%. The 12 1/2% Senior Notes were issued at a discount to par value, resulting in an $11.0 million discount and a yield to maturity of 13 3/4%. KCSM used a portion of the net proceeds from the offering to repay all amounts outstanding under a credit agreement KCSM entered into on June 14, 2007 (the “2007 KCSM Credit Agreement”). The 12 1/2% Senior Notes are redeemable at KCSM’s option in whole or in part on and after April 1, 2013, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2013 — 106.250%, 2014 — 103.125%, 2015 — 100.000%. In addition, the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued and unpaid interest, in the event of certain changes in the Mexican withholding tax rate. On June 4, 2010, the Company used the proceeds from the common stock offering to redeem $70.0 million principal amount of the 12 1/2% Senior Notes. On November 2, 2010, pursuant to an offer to purchase, KCSM commenced a cash tender offer for its 12 1/2% Senior Notes and on December 20, 2010, KCSM purchased $31.9 million principal amount of the tendered 12 1/2% Senior Notes in accordance with the terms and conditions of the tender offer set forth in the offer to purchase using the proceeds received from the issuance of the 6 5/8% Senior Notes.

KCSM 8.0% Senior Notes. On January 22, 2010, KCSM issued the KCSM 8.0% Senior Notes due February 1, 2018, which bear interest semiannually at a fixed annual rate of 8.0%. The KCSM 8.0% Senior Notes were issued at a discount to par value, resulting in a $4.3 million discount and a yield to maturity of 8 1/4%. KCSM used the net proceeds from the issuance of the KCSM 8.0% Senior Notes and cash on hand to purchase $290.0 million principal amount of the 9 3/8% Senior Notes tendered under an offer to purchase and pay all fees and expenses incurred in connection with the KCSM 8.0% Senior Notes offering and the tender offer. The KCSM 8.0% Senior Notes are redeemable at KCSM’s option, in whole or in part, on and after February 1, 2014, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2014 — 104.000%, 2015 — 102.000%, 2016 — 100.000%. In addition, KCSM may redeem up to 35% of the KCSM 8.0% Senior Notes any time prior to February 1, 2013 at par value plus coupon from the proceeds of the sale of capital stock in KCSM or KCS and the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued and unpaid interest, in the event of certain changes in the Mexican withholding tax rate.

6  5/8% Senior Notes. On December 20, 2010, KCSM issued the 6  5/8% Senior Notes due December 15, 2020, which bear interest semiannually at a fixed annual rate of 6 5/8%. KCSM used the net proceeds from the issuance of the 6 5/8% Senior Notes and cash on hand to purchase $142.6 million principal amount of the 7 5/8% Senior Notes and $31.9 million principal amount of the 12 1/2% Senior Notes tendered under an offer to purchase and pay all fees and expenses incurred in connection with the 6 5/8% Senior Notes offering and the tender offers. The 6 5/8% Senior Notes are redeemable at KCSM’s option, in whole or in part, on and after December 15, 2015, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2015 — 103.313%, 2016 — 102.208%, 2017 —101.104%, 2018 and thereafter — 100.000%. In addition, KCSM may redeem up to 35% of the 6 5/8% Senior Notes any time prior to December 15, 2015 at par value plus coupon from the proceeds of the sale of capital stock in KCSM or KCS and the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued and unpaid interest, in the event of certain changes in the Mexican withholding tax rate.

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

5.737% Financing Agreement. On February 26, 2008, KCSM entered into a financing agreement with Export Development Canada (“EDC”) for an aggregate principal amount of $72.8 million. KCSM used the proceeds to finance 85% of the purchase price of forty new SD70ACe locomotives delivered and purchased by KCSM in late 2007 and early 2008. KCSM granted EDC a security interest in the locomotives to secure the loan. The financing agreement requires KCSM to make thirty equal semi-annual principal payments of approximately $2.4 million plus interest at an annual rate of 5.737%, with the final payment due and payable on February 28, 2023.

6.195% Financing Agreement. On September 24, 2008, KCSM entered into a financing agreement with DVB Bank AG (“DVB”) for an aggregate principal amount of $52.2 million. KCSM received the loan principal amount on September 26, 2008 and used the proceeds to finance approximately 80% of the purchase price of twenty-nine ES44AC locomotives delivered and purchased by KCSM in June 2008. KCSM granted DVB a security interest in the locomotives to secure the loan. The financing agreement requires KCSM to make sixty equal quarterly principal payments plus interest at an annual rate of 6.195%, with the final payment due and payable on September 29, 2023.

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

Other Debt Provisions

Other Agreements, Guarantees, Provisions and Restrictions. The Company’s debt agreements contain provisions which are customary for these types of debt instruments and for borrowers with similar credit ratings including restrictions on subsidiary indebtedness, advances and transfers of assets, and sale and leaseback transactions, as well as requiring compliance with various financial covenants. Because of certain financial covenants contained in the debt agreements, however, maximum utilization of the Company’s available lines of credit may be restricted.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

KCS’s accounting and financial reporting policies are in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management believes that the following accounting policies and estimates are critical to an understanding of KCS’s historical and future performance. Management has discussed the development and selection of the following critical accounting estimates with the Audit Committee of KCS’s Board of Directors and the Audit Committee has reviewed the selection, application and disclosure of the Company’s critical accounting policies and estimates.

Capitalization, Depreciation and Amortization of Property and Equipment (including Concession Assets)

Due to the highly capital intensive nature of the railroad industry, capitalization and depreciation of property and equipment are substantial components of the Company’s financial statements. Property and equipment, including Concession assets, comprised approximately 87% of the Company’s total assets as of December 31, 2010, and related depreciation and amortization comprised approximately 14% of total operating expenses for the year ended December 31, 2010.

The Company’s annual capital expenditures are primarily for capital replacement programs which are generally constructed by employees. KCS capitalizes costs for self-constructed additions and improvements to property including direct labor and material, indirect overhead costs, and interest during long-term construction projects. Direct costs are charged to capital projects based on the work performed and the material used. Indirect overhead costs are allocated to capital projects as a standard percentage, which is evaluated annually, and applied to direct labor and material costs. Asset removal activities are performed in conjunction with replacement activities, therefore, removal costs are estimated based on a standard percentage of direct labor and indirect overhead costs charged to capital replacement projects. For purchased assets, all costs necessary to make the asset ready for its intended use are capitalized. Expenditures that significantly increase asset values or extend useful lives are capitalized. Repair and maintenance costs are expensed as incurred.

Properties and equipment are carried at cost and are depreciated primarily on the group method of depreciation, which the Company believes closely approximates a straight line basis over the estimated useful lives measured in years. Costs incurred by the Company to acquire the Concession rights and related assets, as well as subsequent improvements to the concession assets, are capitalized and amortized over the lesser of the current expected Concession term, including probable renewal, or the estimated useful lives of the assets and rights. Remaining properties, primarily technology and leasehold improvements, are depreciated using the straight line method over the lesser of estimated useful or lease lives.

KCS follows the group method of depreciation which applies a composite rate to classes of similar assets rather than to individual assets. Composite depreciation rates are based upon the Company’s estimates of the expected average useful lives of assets as well as expected net salvage value at the end of their useful lives. In developing these estimates, the Company utilizes periodic depreciation studies performed by an independent engineering firm. Depreciation rate studies are performed every three years for equipment and every six years for road property (rail, ties, ballast, etc.). The depreciation studies take into account factors such as:

•	Statistical analysis of historical patterns of use and retirements of each asset class;

•	Evaluation of any expected changes in current operations and the outlook for the continued use of the assets;

•	Evaluation of technological advances and changes to maintenance practices; and

•	Historical and expected salvage to be received upon retirement.

The depreciation studies may also indicate that the recorded amount of accumulated depreciation is deficient or in excess of the amount indicated by the study. Any such deficiency or excess is amortized as a component of depreciation expense over the remaining useful lives of the affected asset class, as determined by the study. The Company also monitors these factors in non-study years to determine if adjustments should be made to depreciation rates.

Also under the group method of depreciation, the cost of railroad property and equipment (net of salvage or sales proceeds) retired or replaced in the normal course of business is charged to accumulated depreciation with no gain or loss recognized. The cost of the property and equipment retired is based on actual historical costs. Gains or losses on dispositions of land or non-railroad property and abnormal retirements of railroad property are recognized through income. A retirement of railroad property would be considered abnormal if the cause of the retirement is unusual in nature and its actual life is significantly shorter than what would be expected for that group based on the depreciation studies. An abnormal retirement could cause the Company to reevaluate the estimated useful life of the impacted asset class. There were no significant gains or losses from abnormal retirements of property or equipment for the years ended December 31, 2010, 2009, or 2008, respectively.

Effective as of October 1, 2010, the Company changed depreciation rates on certain locomotive and road assets based on reassessment of the adequacy of the accumulated depreciation reserves, asset usage and replacement patterns. Net depreciation expense on the asset base as of year-end 2010 will be lower on an annual basis by approximately $4.2 million as a result of these rate changes.

During the year ended December 31, 2009, KCS engaged an independent engineering firm to assist management in performing a depreciation study on equipment as well as to assess the adequacy of the accumulated reserves for road property. The results of the study determined that the depreciation rates on certain equipment, primarily locomotives, should be increased while rates on road property should be decreased. The Company believes these changes in depreciation rates better reflect asset usage and replacement patterns. This change in accounting estimate was implemented effective as of January 1, 2009. The full year reduction of depreciation expense in 2009 resulting from the change in depreciation and amortization rates was $4.0 million.

During the year ended December 31, 2009, KCS extended its useful life estimates for KCSM’s Concession assets. At the time the Concession was granted, because there was no previous experience with the Mexican government granting railroad concessions to private companies and due to the lack of experience in working with the SCT and operating under the Concession rights, the Company used the shorter of the estimated useful life of the underlying assets or the current Concession term, which ends in 2047, as the useful life estimate for Concession assets. As part of the Company’s ongoing assessment of useful lives of property, a determination was made in the fourth quarter of 2009 that it was probable that the Concession would be renewed for an additional 50-year term at the end of the current term. The evaluation of the useful lives of Concession assets considered the aggregation of the following facts and circumstances:

¡	KCSM operations are an integral part of the KCS operations strategy, and related investment analyses and operational decisions assume that the Company’s cross-border rail business operates into perpetuity, and do not assume that Mexico operations terminate at the end of the current Concession term;

¡	The Company’s executive management is dedicated to ensuring compliance with the various provisions of the Concession agreement and positive relationships with the SCT and other Mexican federal, state, and municipal governmental authorities;

¡	During the time since the Concession was granted, the relationships between KCSM and the various Mexican governmental authorities have matured and the guidelines for operating under the Concession have become more defined with experience;

¡	Specifically in late 2009, the Company saw meaningful improvements in its relations with the SCT as well as other government authorities; and

¡	There are no known supportable sanctions or compliance issues that would cause the SCT to revoke the Concession or prevent KCSM from renewing the Concession.

Based on the above factors, the Company determined that it was probable that the Concession would be renewed for an additional 50-year term beyond the current term, and that the capital assets required to operate under the Concession would be depreciated over the shorter of the asset group’s useful life or the current

Concession term plus one additional 50-year term, effective as of October 1, 2009. Considering the asset base in service at the time of this reassessment, this lengthening of the assumed Concession term reduced annual depreciation expense by approximately $10.4 million.

The Company has continued to monitor its relationship with the SCT and other Mexican governmental authorities and compliance with terms of the Concession. As of December 31, 2010, the Company continues to believe that it is probable that the Concession will be renewed for an additional 50-year term at the end of the current term.

Estimation of the average useful lives of assets and net salvage values require significant management judgment. Estimated average useful lives may vary over time due to changes in physical use, technology, asset strategies and other factors that could have an impact on the retirement experience of the asset classes. Accordingly, changes in the asset’s estimated useful lives could materially impact future period’s depreciation expense. Depreciation and amortization expense for the year ended December 31, 2010 was $184.9 million. If the weighted average useful lives of assets were changed by one year, annual depreciation and amortization expense would change approximately $6.0 million.

Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value would be reduced to the estimated fair value. Future cash flow estimates for an impairment review would be based on the lowest level of identifiable cash flows, which are the Company’s U.S. and Mexican operations. As of December 31, 2010, there are no indicators of impairment.

Provision for Personal Injury Claims

Due to the nature of railroad operations, claims related to personal injuries and third party liabilities resulting from crossing collisions and derailments are a substantial expense to KCS. Claims are estimated and recorded for known reported occurrences as well as for incurred but not reported (“IBNR”) occurrences. Consistent with general practices within the railroad industry, the estimated liability is actuarially determined on an undiscounted basis. The actuarial analysis is performed semi-annually by an independent third party actuarial firm and reviewed by management. In estimating the liability, the actuarial study calculates an estimate using historical experience and estimates of claim costs as well as numerous assumptions regarding factors relevant to the derivation of an estimate of future claim costs.

Personal injury claims are subject to a significant degree of uncertainty, especially estimates related to incurred but not reported personal injuries for which a party has yet to assert a claim. In deriving an estimate of the provision for personal injury claims, management must make assumptions related to substantially uncertain matters (injury severity, claimant age and legal jurisdiction). Changes in the assumptions used for actuarial studies could have a material effect on the estimate of the provision for personal injury claims. The most sensitive assumptions for personal injury accruals are the expected average cost per claim and the projected frequency rates for the number of claims that will ultimately result in payment. Management believes that the accounting estimate related to the liability for personal injuries claims is critical to KCS’s results of operations. See also Note 14 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Provision for Income Taxes

Deferred income taxes represent a substantial net liability of the Company. For financial reporting purposes, management determines the current tax liability, as well as deferred tax assets and liabilities, in accordance with the liability method of accounting for income taxes. The provision for income taxes is the sum of income taxes both currently payable and deferred into the future. Currently payable income taxes represent the liability related to the Company’s U.S., state and foreign income tax returns for the current year and anticipated tax payments resulting from income tax audits while the net deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities as reported on the balance sheet. The changes in deferred tax assets and liabilities are determined based upon the changes in differences between the carrying amount of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes as measured using the enacted tax rates that management estimates will be in effect when these differences reverse.

In addition to estimating the future tax rates applicable to the reversal of tax differences, management must make certain assumptions regarding whether tax differences are permanent or temporary. If the differences are temporary, management must estimate the timing of their reversal, and whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets of the Company. The tax provision for Mexico has additional complexities such as the impacts of exchange rate variations and inflation, both of which can have a significant impact on the calculations. Finally, the Company is required to pay the greater of Mexican income tax or the Entrepreneurial Tax of Unique Rate (referred to by its Spanish acronym, IETU or Flat Tax) annually. Accordingly, management believes that the estimates related to the provision for income taxes are critical to the Company’s results of operations.

The general principles and complexities of income tax accounting related to Mexico apply to the calculation of the statutorily required Mexico employee profit sharing expense, current liability and deferred liability. The employee profit sharing expense is recorded within compensation and benefits in the consolidated statement of income.

For the year ended December 31, 2010, income tax expense totaled $109.2 million. For every 1% change in the 2010 effective rate, income tax expense would have changed by approximately $2.9 million. If the exchange rate used at the end of 2010 increased by Ps.0.10 from Ps.12.4 per U.S. dollar to Ps.12.5 per U.S. dollar, the tax expense would have decreased by approximately $1.8 million. For an increase of 1% in the Mexican inflation rate, the tax expense would have increased by approximately $1.1 million.

Provision for Environmental Remediation

As further described in Note 14 to the Consolidated Financial Statements in Item 8 of this Form 10-K, the Company’s operations are subject to extensive federal, state and local environmental laws and regulations in the U.S. and Mexico. KCS conducts studies, as well as site surveys, to determine the extent of environmental remediation necessary to clean up a site. These studies incorporate the analysis of internal and external environmental engineering staff and consultation with internal and external legal counsel. From these studies and surveys, a range of estimates of the costs involved is derived. These cost estimates are based on forecasts of the total future direct costs related to environmental remediation and change periodically as additional or better information becomes available as to the extent of site remediation required, if any. KCS accrues for the cost of remediation where the obligation is probable and such costs can be reasonably estimated.

Cost estimates can be influenced by advanced technologies related to the detection, appropriate remedial course of action and anticipated cost. Certain changes could occur that would materially affect management’s estimates and assumptions related to costs for environmental remediation. If KCS becomes subject to more stringent environmental remediation costs at known sites, discovers additional contamination, discovers previously unknown sites, or becomes subject to related personal or property damage, KCS could incur additional costs that could be significant in connection with its environmental remediation. Accordingly, management believes that estimates related to the accrual of environmental remediation liabilities are critical to KCS’s results of operations.

As of December 31, 2010, KCS had a liability for environmental remediation of $5.7 million. KCS’s environmental liabilities are not discounted. This amount was derived from a range of reasonable estimates based upon the studies and site surveys described above and in accordance with the accounting guidance for the recognition of loss contingencies. For purposes of earnings sensitivity analysis, if the December 31, 2010 environmental reserve was adjusted (increased or decreased) by 10%, environmental expense would change by approximately $0.6 million.

OTHER MATTERS

Litigation. The Company is a party to various legal proceedings and administrative actions, all of which are of an ordinary, routine nature and incidental to its operations. Included in these proceedings are various tort claims brought by current and former employees for job related injuries and by third parties for injuries related to railroad operations. KCS aggressively defends these matters and has established liability reserves that management believes are adequate to cover expected costs. Although it is not possible to predict the outcome of any legal proceeding, in the opinion of the Company’s management, other than those proceedings described in Note 14 to the Consolidated Financial Statements in Item 8 of this Form 10-K, such proceedings and actions should not, individually, or in the aggregate, have a material adverse effect on the Company’s financial condition.

Inflation. U.S. generally accepted accounting principles require the use of historical cost, which does not reflect the effects of inflation on the replacement cost of property. Due to the capital intensive nature of KCS’s business, the replacement cost of these assets would be significantly larger than the amounts reported under the historical cost basis.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

KCS utilizes various financial instruments that have certain inherent market risks. These instruments have not been entered into for trading purposes. The following information, together with information included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 15 to the Consolidated Financial Statements in Item 8 of this Form 10-K, describe the key aspects of certain financial instruments that have market risk to KCS.

Interest Rate Sensitivity. Floating-rate indebtedness totaled $307.4 million and $350.6 million at December 31, 2010 and 2009, respectively. The Company’s revolving credit facilities and term loan facilities contain variable rate debt that accrues interest based on target interest indexes (London Interbank Offered Rate — “LIBOR” or an alternative base rate) plus an applicable spread. The Company has a $75.0 million interest rate swap at December 31, 2010, which effectively converts interest payments from variable rates to fixed rates. The swap expires on March 31, 2011. Given the balance of $232.4 million at December 31, 2010 of variable rate debt net of interest rate hedges, KCS is sensitive to fluctuations in interest rates. For example, a hypothetical 100 basis points increase in each of the respective target interest indexes would result in additional interest expense of $2.3 million on an annualized basis for the net floating-rate instruments issued by the Company as of December 31, 2010.

Based upon the borrowing rates available to KCS and its subsidiaries for indebtedness with similar terms and average maturities, the fair value of debt was approximately $1,739.8 million and $2,031.1 million at December 31, 2010 and 2009, respectively, compared with a carrying value of $1,639.7 million and $1,980.0 million at December 31, 2010 and 2009, respectively.

Commodity Price Sensitivity. KCS periodically participates in diesel fuel purchase commitment and swap transactions. At December 31, 2010 and 2009, KCS did not have any outstanding fuel swap agreements. The Company also holds fuel inventories for use in operations. These inventories are not material to KCS’s overall financial position. Fuel costs are expected to reflect market conditions in 2011, however, fuel costs are unpredictable and subject to a variety of factors outside the Company’s control. KCS is able to reduce the impact of increased fuel costs through fuel surcharge revenues from customers. Assuming annual consumption of 120 million gallons, a 10 cent change in the price per gallon of fuel would cause an $12.0 million change in operating expenses.

Foreign Exchange Sensitivity. KCSM uses the dollar as its functional currency. Earnings from KCSM included in the Company’s results of operations reflect revaluation gains and losses that KCSM records in the process of remeasuring certain transactions from pesos to dollars. Therefore, the Company has exposure to fluctuations in the value of the peso. KCS manages this risk by monitoring its peso denominated cash inflows and outflows. For example, a hypothetical 10% increase in the U.S. dollar to the Mexican peso exchange rate on net peso denominated monetary assets of Ps.536.5 million would result in a foreign exchange loss of approximately $3.9 million and a 10% decrease in the exchange rate would result in a foreign exchange gain of approximately $4.8 million.

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

Under the supervision and participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (commonly referred to as the COSO framework). Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010, based on the criteria outlined in the COSO framework.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report, which immediately follows this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Kansas City Southern:

We have audited Kansas City Southern’s (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Kansas City Southern maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kansas City Southern as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 9, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Kansas City, Missouri

February 9, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Kansas City Southern:

We have audited the accompanying consolidated balance sheets of Kansas City Southern and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kansas City Southern and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kansas City Southern’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 9, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Kansas City, Missouri

February 9, 2011

Kansas City Southern and Subsidiaries

Consolidated Statements of Income

Years Ended December 31,

	2010	2009	2008
	(In millions, except share and per share amounts)
Revenues	$1,814.8	$1,480.2	$1,852.1

Operating expenses:
Compensation and benefits	369.3	328.7	369.9
Purchased services	189.1	173.7	212.7
Fuel	263.6	189.4	324.6
Equipment costs	157.4	164.1	178.6
Depreciation and amortization	184.9	181.6	167.8
Materials and other	164.0	175.9	211.1

Total operating expenses	1,328.3	1,213.4	1,464.7

Operating income	486.5	266.8	387.4
Equity in net earnings of unconsolidated affiliates	19.7	7.7	18.0
Interest expense	(158.1)	(173.7)	(138.9)
Debt retirement costs	(68.3)	(5.9)	(5.6)
Foreign exchange gain (loss)	4.7	2.1	(21.0)
Other income, net	4.7	5.2	6.0

Income before income taxes and noncontrolling interest	289.2	102.2	245.9
Income tax expense	109.2	34.1	63.8

Net income	180.0	68.1	182.1
Noncontrolling interest	(0.2)	1.0	0.3

Net income attributable to Kansas City Southern and subsidiaries	180.2	67.1	181.8
Preferred stock dividends	11.0	11.0	15.2

Net income available to common stockholders	$169.2	$56.1	$166.6

Earnings per share:
Basic earnings per share	$1.69	$0.60	$1.99

Diluted earnings per share	$1.67	$0.60	$1.84

Average shares outstanding (in thousands):
Basic	100,054	93,145	83,674
Potentially dilutive common shares	7,480	504	14,928

Diluted	107,534	93,649	98,602

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries

Consolidated Balance Sheets

December 31,

	2010	2009
	(In millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$85.4	$117.5
Accounts receivable, net	160.0	139.4
Restricted funds	22.0	35.8
Materials and supplies	101.4	106.4
Deferred income taxes	138.2	151.7
Other current assets	91.2	63.0

Total current assets	598.2	613.8
Investments	46.4	46.8
Property and equipment (including concession assets), net	4,902.4	4,722.4
Other assets	93.9	71.3

Total assets	$5,640.9	$5,454.3

LIABILITIES AND EQUITY
Current liabilities:
Debt due within one year	$18.1	$68.1
Accounts payable and accrued liabilities	413.1	342.7

Total current liabilities	431.2	410.8
Long-term debt	1,621.6	1,911.9
Deferred income taxes	654.5	558.6
Other noncurrent liabilities and deferred credits	219.9	247.2

Total liabilities	2,927.2	3,128.5

Commitments and contingencies	—	—
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding	6.1	6.1
Series D — cumulative convertible perpetual preferred stock, $1 par, 5.125%, 210,000 shares authorized and issued, 209,995 shares outstanding with a liquidation preference of $1,000 per share	0.2	0.2
$.01 par, common stock, 400,000,000 shares authorized; 116,352,298 and 110,583,068 shares issued at December 31, 2010 and 2009, respectively; 102,648,845 and 96,213,346 shares outstanding at December 31, 2010 and 2009, respectively	1.0	0.9
Paid-in capital	877.2	661.4
Retained earnings	1,548.0	1,378.8
Accumulated other comprehensive loss	(1.4)	(4.4)

Total stockholders’ equity	2,431.1	2,043.0
Noncontrolling interest	282.6	282.8

Total equity	2,713.7	2,325.8

Total liabilities and equity	$5,640.9	$5,454.3

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,

	2010	2009	2008
	(In millions)
Operating activities:
Net income	$180.0	$68.1	$182.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	184.9	181.6	167.8
Deferred income taxes	106.2	30.9	63.1
Equity in undistributed earnings of unconsolidated affiliates	(19.7)	(7.7)	(18.0)
Share-based compensation	8.8	9.9	7.4
Excess tax benefit from share-based compensation	(1.2)	(1.5)	(5.6)
Other deferred compensation	5.1	3.2	(1.9)
Distributions from unconsolidated affiliates	19.5	7.3	18.9
Cash payments related to hurricane damage	(27.8)	—	—
Insurance proceeds related to hurricane damage	8.2	—	—
Gain on sale of assets	(1.7)	(3.8)	(3.4)
Debt retirement costs	68.3	5.9	5.6
Changes in working capital items:
Accounts receivable	(20.2)	23.3	52.6
Materials and supplies	6.3	(12.3)	(6.0)
Other current assets	(4.8)	8.6	(8.0)
Accounts payable and accrued liabilities	18.5	(19.9)	(42.8)
Other, net	(34.1)	(3.1)	(2.4)

Net cash provided by operating activities	496.3	290.5	409.4

Investing activities:
Capital expenditures	(287.3)	(346.8)	(530.2)
Acquisition of an intermodal facility, net of cash acquired	(25.0)	—	—
Property investments in MSLLC	(25.2)	(22.0)	(30.4)
Contribution from NS for MSLLC	—	—	27.0
Insurance proceeds related to hurricane damage	1.8	—	—
Proceeds from disposal of property	8.3	13.9	20.9
Other, net	15.9	10.9	(21.7)

Net cash used for investing activities	(311.5)	(344.0)	(534.4)

Financing activities:
Proceeds from issuance of long-term debt	480.7	202.1	580.1
Repayment of long-term debt	(839.7)	(319.1)	(262.8)
Proceeds from common stock issuance	214.9	73.9	—
Debt costs	(65.1)	(9.3)	(16.9)
Proceeds from employee stock plans	2.1	3.0	8.6
Excess tax benefit from share-based compensation	1.2	1.5	5.6
Preferred stock dividends paid	(11.0)	(11.0)	(15.2)

Net cash provided by (used for) financing activities	(216.9)	(58.9)	299.4

Cash and cash equivalents:
Net increase (decrease) during each year	(32.1)	(112.4)	174.4
At beginning of year	117.5	229.9	55.5

At end of year	$85.4	$117.5	$229.9

Supplemental cash flow information
Non-cash investing and financing activities:
Capital expenditures accrued but not yet paid at end of year	$57.4	$24.9	$91.2
Capital lease obligations incurred	3.7	—	13.1
Non-cash asset acquisitions	7.3	21.3	21.8
Property contribution from NS for MSLLC	—	9.6	3.5
Cash payments:
Interest paid, net of amounts capitalized	$153.0	$174.0	$136.8
Income tax payments, net of refunds	1.6	3.5	1.5

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries

Consolidated Statements of Changes in Equity and Comprehensive Income

	$25 Par Preferred Stock	$1 Par Cumulative Preferred Stock		$.01 Par Common Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total
		Series C 4.25%	Series D 5.125%
	(In millions)
Balance at December 31, 2007	$6.1	$0.4	$0.2	$0.8	$549.5	$1,156.1	$0.4	$243.0	$1,956.5

Comprehensive income:
Net income						181.8		0.3	182.1
Unrealized loss on cash flow hedges, net of tax of $(2.1) million							(3.4)		(3.4)
Reclassification adjustment from cash flow hedges included in net income, net of tax of $(0.2) million							(0.3)		(0.3)
Prior service cost amortization and adjustment, net of tax of $0.1 million							0.6		0.6
Cumulative translation adjustment - FTVM, net of tax of $(1.1) million							(2.9)		(2.9)

Comprehensive income	—	—	—	—	—	181.8	(6.0)	0.3	176.1
Contributions from noncontrolling interest								30.9	30.9
Distribution to noncontrolling interest								(0.5)	(0.5)
Conversion of Series C cumulative convertible preferred stock		(0.4)		0.1	0.3				—
Dividends on $25 par preferred stock ($1.00/share)						(0.2)			(0.2)
Dividends on series C cumulative preferred stock ($10.62/share)						(4.2)			(4.2)
Dividends on series D cumulative preferred stock ($51.24/share)						(10.8)			(10.8)
Options exercised and stock subscribed, net of shares withheld for employee taxes					9.5				9.5
Tax benefit from share-based compensation					5.6				5.6
Share-based compensation					7.4				7.4

Balance at December 31, 2008	6.1	—	0.2	0.9	572.3	1,322.7	(5.6)	273.7	2,170.3

Comprehensive income:
Net income						67.1		1.0	68.1
Unrealized loss on cash flow hedges, net of tax of $(0.9) million							(1.6)		(1.6)
Reclassification adjustment from cash flow hedges included in net income, net of tax of $1.3 million							2.3		2.3
Prior service cost amortization net of tax of $(0.1) million							(0.2)		(0.2)
Cumulative translation adjustment - FTVM, net of tax of $(0.1) million							0.7		0.7

Comprehensive income	—	—	—	—	—	67.1	1.2	1.0	69.3
Contributions from noncontrolling interest								9.6	9.6
Distribution to noncontrolling interest								(1.5)	(1.5)
Common stock issued					73.9				73.9
Dividends on $25 par preferred stock ($1.00/share)						(0.2)			(0.2)
Dividends on series D cumulative preferred stock ($51.24/share)						(10.8)			(10.8)
Options exercised and stock subscribed, net of shares withheld for employee taxes					3.8				3.8
Tax benefit from share-based compensation					1.5				1.5
Share-based compensation					9.9				9.9

Balance at December 31, 2009	6.1	—	0.2	0.9	661.4	1,378.8	(4.4)	282.8	2,325.8

Comprehensive income:
Net income						180.2		(0.2)	180.0
Unrealized loss on cash flow hedges, net of tax of $(0.3) million							(0.4)		(0.4)
Reclassification adjustment from cash flow hedges included in net income, net of tax of $1.9 million							3.2		3.2
Prior service cost amortization net of tax of $(0.1) million							(0.2)		(0.2)
Cumulative translation adjustment - FTVM, net of tax of $0.2 million							0.4		0.4

Comprehensive income	—	—	—	—	—	180.2	3.0	(0.2)	183.0
Common stock issued				0.1	214.8				214.9
Dividends on $25 par preferred stock ($1.00/share)						(0.2)			(0.2)
Dividends on series D cumulative preferred stock ($51.24/share)						(10.8)			(10.8)
Options exercised and stock subscribed, net of shares withheld for employee taxes					(9.0)				(9.0)
Tax benefit from share-based compensation					1.2				1.2
Share-based compensation					8.8				8.8

Balance at December 31, 2010	$6.1	$—	$0.2	$1.0	$877.2	$1,548.0	$(1.4)	$282.6	$2,713.7

See accompanying notes to consolidated financial statements.

Kansas City Southern

Notes to Consolidated Financial Statements

Note 1. Description of the Business

Kansas City Southern (“KCS” or the “Company”), a Delaware corporation, is a holding company with principal operations in rail transportation.

The Company is engaged primarily in the freight rail transportation business operating through a single coordinated rail network under one reportable business segment. The Company generates revenues and cash flows by providing its customers with freight delivery services both within its regions, and throughout North America through connections with other Class I rail carriers. KCS’s customers conduct business in a number of different industries, including electric-generating utilities, chemical and petroleum products, paper and forest products, agriculture and mineral products, automotive products and intermodal transportation.

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

Including equity investments in:

•	Panama Canal Railway Company (“PCRC”), a fifty-percent owned unconsolidated affiliate which includes Panarail Tourism Company (“Panarail”), a wholly-owned subsidiary of PCRC;

•	Southern Capital Corporation, LLC (“Southern Capital”), a fifty-percent owned unconsolidated affiliate that owns and leases locomotives and other equipment;

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

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

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

Approximately 80% of KCSR’s employees are covered by collective bargaining agreements. KCSR participates in industry-wide bargaining as a member of the National Carriers’ Conference Committee. Long-term settlement agreements were reached during 2007 and 2008 covering all of KCSR’s unionized work force

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

through June 30, 2010. A negotiating process for new, major collective bargaining agreements covering substantially all of KCSR’s union employees has been underway since the bargaining round was initiated in November of 2009. The agreements reached in 2007 and 2008 continue in effect until new agreements are reached. Contract negotiations with the various unions generally take place over an extended period of time and have not historically resulted in any strike, boycott, or other disruption in the Company’s business operations. The Company does not believe the expected settlements will have a material impact on the consolidated financial statements.

KCSM union employees are covered by one labor agreement, which was signed on June 23, 1997, between KCSM and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (Mexican Railroad Union), for a term of 50 years, for the purpose of regulating the relationship between the parties and improving conditions for the union employees. Approximately 80% of KCSM’s employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other terms are subject to negotiation every two years. Compensation terms and all other benefits, excluding the retirement benefit, covering the period from July 1, 2009 through June 30, 2010, were finalized between KCSM and the union during the second quarter of 2010. Compensation terms covering the period from July 1, 2010, through June 30, 2011, and the retirement benefit were finalized in the third quarter of 2010. The union labor negotiation with the Mexican Railroad Union has not historically resulted in any strike, boycott, or other disruption in KCSM’s business operations.

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

Basis of Presentation. During the first quarter of 2010, the Company elected to change its accounting policy for rail grinding costs from a capitalization method to a direct expense method. Previously, the Company capitalized rail grinding costs as an improvement to the rail. The Company believes it is preferable to expense these costs as incurred to eliminate the subjectivity in determining the period of benefit associated with rail grinding over which to depreciate the associated capitalized costs. The Company has reflected this as a change in accounting principle from an accepted accounting principle to a preferable accounting principle in accordance with Accounting Standards Codification 250 “Accounting for Changes and Error Corrections.” Comparative financial statements for all periods have been adjusted to apply the change in accounting principle retrospectively.

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

The following line items in the consolidated statements of income were affected by the change in accounting principle (in millions, except per share amounts):

	Year Ended December 31, 2009
	As previously reported	As adjusted	Change
Compensation and benefits	$328.8	$328.7	$(0.1)
Purchased services	171.3	173.7	2.4
Depreciation and amortization	182.5	181.6	(0.9)
Income before income taxes and noncontrolling interest	103.6	102.2	(1.4)
Income tax expense	34.6	34.1	(0.5)
Net income	69.0	68.1	(0.9)
Diluted earnings per share	$0.61	$0.60	$(0.01)

	Year Ended December 31, 2008
	As previously reported	As adjusted	Change
Purchased services	$209.1	$212.7	$3.6
Depreciation and amortization	168.6	167.8	(0.8)
Income before income taxes and noncontrolling interest	248.7	245.9	(2.8)
Income tax expense	64.5	63.8	(0.7)
Net income	184.2	182.1	(2.1)
Diluted earnings per share	$1.86	$1.84	$(0.02)

The following line items in the consolidated balance sheet were affected by the change in accounting principle (in millions):

	December 31, 2009
	As previously reported	As adjusted	Change
Property and equipment (including concession assets), net	$4,747.2	$4,722.4	$(24.8)
Deferred income tax liabilities	567.1	558.6	(8.5)
Other noncurrent liabilities and deferred credits	247.7	247.2	(0.5)
Retained earnings	1,394.6	1,378.8	(15.8)
Total equity	2,341.6	2,325.8	(15.8)

As of January 1, 2008, the cumulative effect of the change in accounting principle on property and equipment (including concession assets), deferred income tax liability, other noncurrent liabilities and deferred credits and retained earnings was ($20.5) million, ($7.3) million, ($0.4) million and ($12.8) million, respectively.

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

The following line items in the consolidated statements of cash flows were affected by the change in accounting principle (in millions):

	Year Ended December 31, 2009
	As previously reported	As adjusted	Change
Net cash provided by operating activites	$292.9	$290.5	$(2.4)
Net cash used for investing activities	(346.4)	(344.0)	2.4

	Year Ended December 31, 2008
	As previously reported	As adjusted	Change
Net cash provided by operating activites	$413.0	$409.4	$(3.6)
Net cash used for investing activities	(538.0)	(534.4)	3.6

Use of Estimates. The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include those related to the recoverability and useful lives of assets, environmental remediation, personal injury claims, and income taxes. Changes in facts and circumstances may result in revised estimates. Actual results could differ from those estimates.

Revenue Recognition. The Company recognizes freight revenue based upon the percentage of completion of a commodity movement as a shipment moves from origin to destination, with the related expense recognized as incurred. Other revenues, in general, are recognized when the product is shipped, as services are performed or contractual obligations are fulfilled.

Foreign Exchange Gain (Loss). For financial reporting purposes, KCSM and certain other subsidiaries maintain records in U.S. dollars, which is the functional currency. The dollar is the currency that reflects the economic substance of the underlying events and circumstances relevant to the entity. Monetary assets and liabilities denominated in pesos are remeasured into dollars using current exchange rates. The difference between the exchange rate on the date of the transaction and the exchange rate on the settlement date, or balance sheet date if not settled, is included in the income statement as foreign exchange gain or loss.

Cash Equivalents. Short-term liquid investments with an initial maturity of three months or less when purchased are classified as cash and cash equivalents.

Accounts Receivable, net. Accounts receivable are net of an allowance for uncollectible accounts as determined by historical experience and adjusted for economic uncertainties or known trends. Accounts are charged to the allowance when a customer enters bankruptcy, when an account has been transferred to a collection agent or submitted for legal action, or when a customer is significantly past due and all available means of collection have been exhausted. At December 31, 2010 and 2009, the allowance for doubtful accounts was $3.7 million and $6.4 million, respectively. For the year ended December 31, 2010, accounts receivable allowance recovery was $1.4 million. Bad debt expense was $1.8 million for the year ended December 31, 2009.

Restricted Funds. Restricted funds represents cash held by MSLLC which is restricted for use by KCS. These funds are restricted until they are used by MSLLC for capital improvements on the Meridian Speedway.

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

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

Property and Equipment (including Concession Assets). KCS capitalizes costs for self-constructed additions and improvements to property including direct labor and material, indirect overhead costs, and interest during long-term construction projects. Direct costs are charged to capital projects based on the work performed and the material used. Indirect overhead costs are allocated to capital projects as a standard percentage, which is evaluated annually, and applied to direct labor and material costs. Asset removal activities are performed in conjunction with replacement activities, therefore, removal costs are estimated based on a standard percentage of direct labor and indirect overhead costs charged to capital replacement projects. For purchased assets, all costs necessary to make the asset ready for its intended use are capitalized. Expenditures that significantly increase asset values or extend useful lives are capitalized. Repair and maintenance costs are expensed as incurred.

Properties and equipment are carried at cost and are depreciated primarily on the group method of depreciation, which the Company believes closely approximates a straight line basis over the estimated useful lives measured in years. Costs incurred by the Company to acquire the Concession rights and related assets, as well as subsequent improvements to the concession assets, are capitalized and amortized over the lesser of the current expected Concession term, including probable renewal, or the estimated useful lives of the assets and rights. Remaining properties, primarily technology and leasehold improvements, are depreciated using the straight line method over the lesser of estimated useful or lease lives.

KCS follows the group method of depreciation which applies a composite rate to classes of similar assets rather than to individual assets. Composite depreciation rates are based upon the Company’s estimates of the expected average useful lives of assets as well as expected net salvage value at the end of their useful lives. In developing these estimates, the Company utilizes periodic depreciation studies performed by an independent engineering firm. Depreciation rate studies are performed every three years for equipment and every six years for road property (rail, ties, ballast, etc.) The depreciation studies take into account factors such as:

•	Statistical analysis of historical patterns of use and retirements of each asset class;

•	Evaluation of any expected changes in current operations and the outlook for the continued use of the assets;

•	Evaluation of technological advances and changes to maintenance practices; and

•	Historical and expected salvage to be received upon retirement.

The depreciation studies may also indicate that the recorded amount of accumulated depreciation is deficient or in excess of the amount indicated by the study. Any such deficiency or excess is amortized as a component of depreciation expense over the remaining useful lives of the affected asset class, as determined by the study. The Company also monitors these factors in non-study years to determine if adjustments should be made to depreciation rates.

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

Also under the group method of depreciation, the cost of railroad property and equipment (net of salvage or sales proceeds) retired or replaced in the normal course of business is charged to accumulated depreciation with no gain or loss recognized. The cost of the property and equipment retired is based on actual historical costs. Gains or losses on dispositions of land or non-railroad property and abnormal retirements of railroad property are recognized through income. A retirement of railroad property would be considered abnormal if the cause of the retirement is unusual in nature and its actual life is significantly shorter than what would be expected for that group based on the depreciation studies. An abnormal retirement could cause the Company to reevaluate the estimated useful life of the impacted asset class.

During the year ended December 31, 2009, KCS engaged an independent engineering firm to assist management in performing a depreciation study on equipment as well as to assess the adequacy of the accumulated reserves for road property. The results of the study determined that the depreciation rates on certain equipment, primarily locomotives, should be increased while rates on road property should be decreased. The Company believes these changes in KCS’s depreciation rates better reflect asset usage and replacement patterns. This change in accounting estimate was implemented effective as of January 1, 2009. The full year reduction of depreciation expense in 2009 resulting from the change in depreciation and amortization rates was $4.0 million.

During the year ended December 31, 2009, KCSM extended its useful life estimates for its Concession assets. At the time the Concession was granted, because there was no previous experience with the Mexican government granting railroad concessions to private companies and due to the lack of experience in working with the SCT and operating under the Concession rights, the Company used the shorter of the estimated useful life of the underlying assets or the current Concession term, which ends in 2047, as the useful life estimate for Concession assets. As part of the Company’s ongoing assessment of useful lives of property, a determination was made in the fourth quarter of 2009 that it was probable that the Concession would be renewed for an additional 50-year term at the end of the current term and that the capital assets required to operate under the Concession would be depreciated over the shorter of the asset group’s useful life or the current Concession term plus one additional 50-year term. This change in accounting estimate was implemented prospectively effective October 1, 2009, reducing amortization expense in the fourth quarter of 2009 by approximately $2.6 million and $10.4 million for the year ended December 31, 2010.

Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value would be reduced to the estimated fair value. Future cash flow estimates for an impairment review would be based on the lowest level of identifiable cash flows, which are the Company’s U.S. and Mexican operations.

Goodwill and Other Intangible Assets. Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. As of December 31, 2010 and 2009, the goodwill balance was $13.2 million and $10.6 million, respectively, which is included in other assets in the consolidated balance sheet. Goodwill and intangible assets with indefinite useful lives are not amortized, but are reviewed at least annually, or more frequently as indicators warrant for impairment. An impairment loss would be recognized to the extent that the carrying amount exceeds the assets’ fair values. The Company performed its annual impairment review for goodwill as of November 30, 2010 and 2009, respectively, and concluded there was no impairment in 2010 or 2009.

Fair Value of Financial Instruments. Non-financial assets and liabilities are recognized at fair value on a nonrecurring basis. These assets and liabilities are measured at fair value on an ongoing basis but are subject to fair value only in certain circumstances. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

determines the fair values of its financial instruments based on the fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy is broken down into three levels based upon the observability of inputs. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability.

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

Personal Injury Claims. Personal injury claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The Company’s personal injury reserve is based on actuarial studies performed on an undiscounted basis by an independent third party actuarial firm and reviewed by management. The reserve is based on claims filed and an estimate of claims incurred but not yet reported. Adjustments to the liability are reflected as operating expenses in the period in which the adjustments are known. Legal fees related to personal injury claims are recorded in operating expense in the period incurred.

Health and Welfare and KCSM Post-Employment Benefits. The Company provides certain medical, life and other post-employment benefits to certain active employees and retirees. The Company uses actuaries to assist management in measuring the benefit obligation and cost based on the current plan provisions, employee demographics, and assumptions about financial and demographic factors affecting the probability, timing and amount of expected future benefit payments. Significant assumptions include the discount rate, rate of increase in compensation levels, and the heath care cost trend rate. Actuarial gains and losses determined at the measurement date (typically December 31) are recognized immediately in the consolidated statements of income.

KCSM Employees’ Statutory Profit Sharing. KCSM is subject to employee statutory profit sharing requirements under Mexican law and calculates profit sharing liability as 10% of KCSM net taxable income, adjusted as prescribed by the Mexican income tax law. Deferred employees’ statutory profit sharing is accounted for using the liability method in a manner similar to income taxes and included as a component of compensation and benefits within the consolidated statements of income.

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

The Company issues treasury stock to settle share-based awards. The Company does not intend to repurchase any shares in 2011 to provide shares to issue as share-based awards; however, management continually evaluates the appropriateness of the level of shares outstanding.

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

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

The following table reconciles the weighted average shares used for the basic earnings per share computation to the shares used for the diluted earnings per share computation (in thousands):

	2010	2009	2008
Basic shares	100,054	93,145	83,674
Additional weighted average shares attributable to:
Convertible preferred stock	7,000	—	13,882
Stock options	211	502	987
Nonvested shares	269	2	59

Diluted shares	107,534	93,649	98,602

Potentially dilutive shares excluded from the calculation (in thousands):

	2010	2009	2008
Stock options where the exercise price is greater than the average market price of common shares	4	50	64
Convertible preferred stock which is anti-dilutive	—	7,000	—

The following table reconciles net income available to common stockholders for purposes of basic earnings per share to net income for purposes of diluted earnings per share (in millions):

	2010	2009	2008
Net income available to common stockholders for purposes of computing basic earnings per share	$169.2	$56.1	$166.6
Effect of dividends on conversion of convertible preferred stock	10.8	—	14.9

Net income available to common stockholders for purposes of computing diluted earnings per share	$180.0	$56.1	$181.5

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

Note 4. Hurricane Alex

Hurricane Alex made landfall on June 30, 2010, causing widespread damage and flooding in central and northeastern Mexico. The hurricane resulted in extensive damage to KCSM’s track and bridge infrastructures, and also caused multiple track-related incidents and significantly disrupted the Company’s rail service.

The Company maintains a comprehensive insurance program intended to cover such events. The property and casualty insurance program covers loss or damage to Company property and third party property over which the Company has custody and control and covers losses associated with business interruption. This program has combined coverage for both property damage and business interruption and has a self-insured retention amount of $10.0 million for flood related losses. In addition, the Company also maintains a general liability insurance program. This program had a self-insured retention of $1.0 million in Mexico at the time of Hurricane Alex. The Company’s policy limits are in excess of the hurricane losses incurred.

Hurricane Alex affected revenues as customers were required to use alternate carriers or modes of transportation until rail service was restored. Based on data contained in the Company’s revised insurance claim filed in the fourth quarter of 2010, which may be updated and adjusted, the Company currently estimates that resulting lost revenues in the third quarter of 2010 were approximately $40.0 million before related avoided costs. Additionally, the Company incurred losses of approximately $34.0 million related to property damage and incremental expenses. Through the insurance programs, the Company expects to recover its losses, net of related self-insured retentions of $11.0 million. Accordingly, the Company recognized a receivable for probable insurance recoveries which offsets the impact of incurred losses related to property damage and incremental expenses. The recognition of remaining probable insurance recoveries represents a contingent gain, which will be recognized when all contingencies have been resolved, which generally occurs at the time of final settlement or when nonrefundable cash payments are received.

During the fourth quarter of 2010, the Company received $10.0 million of insurance proceeds from the insurance program.

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

Note 5. Property and Equipment (including Concession Assets)

Property and Equipment. Property and equipment, including concession assets, and related accumulated depreciation and amortization and depreciation rates for each category are summarized below (in millions, except percentages):

As of December 31, 2010	Cost	Accumulated Depreciation	Net Book Value	Depreciation Rates for 2010
Land	$177.0	$—	$177.0	N/A

Concession land rights	141.2	(16.6)	124.6	1.0%

Rail and other track material (a)	1,406.4	(314.3)	1,092.1	1.5-4.2%
Ties (a)	1,107.1	(219.6)	887.5	2.0-4.0%
Grading	757.3	(90.7)	666.6	0.9%
Bridges and tunnels	531.1	(85.0)	446.1	1.3%
Ballast (a)	480.3	(112.8)	367.5	2.5-4.6%
Other (b)	656.9	(197.0)	459.9	2.7%

Total road property	4,939.1	(1,019.4)	3,919.7	2.6%

Locomotives	501.8	(115.0)	386.8	5.8%
Freight Cars	144.6	(65.5)	79.1	4.4%
Other equipment	31.7	(7.5)	24.2	4.6%

Total equipment	678.1	(188.0)	490.1	5.4%

Technology and other	121.9	(74.4)	47.5	12.8%

Construction in progress	143.5	—	143.5	N/A

Total property and equipment (including concession assets)	$6,200.8	$(1,298.4)	$4,902.4	N/A

(a)	Depreciation rates reflect the range of rates applied based on the density class.

(b)	Other includes signals, buildings and other road assets.

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2009	Cost	Accumulated Depreciation	Net Book Value	Depreciation Rates for 2009
Land	$162.9	$—	$162.9	N/A

Concession land rights	137.6	(14.8)	122.8	1.0%

Rail and other track material (a)	1,292.1	(282.7)	1,009.4	1.4-4.2%
Ties (a)	1,000.6	(200.2)	800.4	2.0-4.1%
Grading	729.1	(83.0)	646.1	0.9%
Bridges and tunnels	513.2	(77.7)	435.5	1.4%
Ballast (a)	434.1	(103.3)	330.8	2.3-4.7%
Other (b)	675.3	(191.0)	484.3	3.0%

Total road property	4,644.4	(937.9)	3,706.5	2.6%

Locomotives	487.8	(92.0)	395.8	6.9%
Freight Cars	149.5	(63.1)	86.4	5.2%
Other equipment	42.0	(16.5)	25.5	6.0%

Total equipment	679.3	(171.6)	507.7	6.5%

Technology and other	125.3	(68.4)	56.9	11.2%

Construction in progress	165.6	—	165.6	N/A

Total property and equipment (including concession assets)	$5,915.1	$(1,192.7)	$4,722.4	N/A

(a)	Depreciation rates reflect the range of rates applied based on the density class.

(b)	Other includes signals, buildings and other road assets.

Concession assets, net of accumulated amortization of $305.3 million and $259.4 million, totaled $1,800.1 million and $1,768.0 million at December 31, 2010 and 2009, respectively.

The Company capitalized $1.3 million and $2.8 million of interest for the years ended December 31, 2010 and 2009, respectively.

Depreciation and amortization of property and equipment (including concession assets) totaled $184.9 million, $181.6 million, and $167.8 million, for 2010, 2009, and 2008, respectively.

Note 6. Other Balance Sheet Captions

Other Current Assets. Other current assets included the following items at December 31 (in millions):

	2010	2009
Deferred employees’ statutory profit sharing asset	$36.8	$36.8
Insurance receivable related to hurricane damage	23.4	—
Prepaid expenses	21.1	16.1
Refundable taxes	8.0	5.9
Other	1.9	4.2

Other current assets, net	$91.2	$63.0

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities included the following items at December 31 (in millions):

	2010	2009
Accounts payable	$198.3	$169.6
Accrued wages and vacation	66.4	39.1
Derailments, personal injury and other claim reserves	56.0	60.6
Rents and leases payable	27.5	19.3
Interest payable	19.5	23.6
Income and other taxes	12.2	8.1
Other	33.2	22.4

Accounts payable and accrued liabilities	$413.1	$342.7

Note 7. Acquisition

On March 3, 2010, the Company acquired an intermodal facility in Mexico. The aggregate purchase price for the intermodal facility was $25.1 million, which was funded with existing cash. As a result of the final valuation completed in the second quarter of 2010, the Company recorded goodwill of $2.6 million and identifiable intangible assets of $2.0 million. The acquisition is not material to the Company’s consolidated financial statements.

Note 8. Fair Value Measurements

The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of the short-term financial instruments approximates the fair value.

The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $1,739.8 million and $2,031.1 million at December 31, 2010 and 2009, respectively. The carrying value was $1,639.7 million and $1,980.0 million at December 31, 2010 and 2009, respectively.

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in Note 2 — “Significant Accounting Policies”.

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of December 31 (in millions):

	Fair Value Measurements			Liabilities at Fair Value
	Level 1	Level 2	Level 3
2010
Interest rate contracts	$—	$(0.4)	$—	$(0.4)

Liabilities at fair value	$—	$(0.4)	$—	$(0.4)

2009
Interest rate contracts	$—	$(4.9)	$—	$(4.9)

Liabilities at fair value	$—	$(4.9)	$—	$(4.9)

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

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

Changes in Level 3 assets measured at fair value on a recurring basis for the year ended December 31 (in millions):

	2010	2009
Balance at beginning of period	$—	$12.4
Total gains (realized and unrealized)	—	0.8
Purchases, issuances and settlements	—	(13.2)
Transfers in and/or out of level 3	—	—

Balance at end of period	$—	$—

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

Note 9. Long-Term Debt

Long-term debt at December 31 (in millions):

	2010	2009
KCS
Other debt obligations	$0.2	$0.6
KCSR
Revolving credit facility, variable interest rate, due 2013	—	40.0
Term loans, variable interest rate, 1.982% at December 31, 2010, due 2013	307.4	310.6
13.0% senior notes, due 2013	113.7	171.2
8.0% senior notes, due 2015	275.0	275.0
Capital lease obligations, due serially to 2017	13.4	11.0
Other debt obligations	0.5	11.8
Tex-Mex
RRIF loan, 4.29%, due serially to 2030	43.9	45.3
KCSM
Revolving credit facility, variable interest rate, due 2013	—	—
9 3/8% senior notes	—	460.0
7 5/8% senior notes, due 2013	32.4	175.0
7 3/8% senior notes, due 2014	165.0	165.0
12 1/2% senior notes, due 2016	93.6	189.7
8.0% senior notes, due 2018	296.0	—
6 5/8% senior notes, due 2020	185.0	—
5.737% financing agreement	60.6	65.5
6.195% financing agreement	44.4	47.8
Capital lease obligations, due serially to 2012	3.4	5.0
Other debt obligations	5.2	6.5

Total	1,639.7	1,980.0
Less: Debt due within one year	18.1	68.1

Long-term debt	$1,621.6	$1,911.9

KCSR Debt

Revolving Credit Facility and Term Loans. On April 28, 2006, KCS, KCSR and the other subsidiary guarantors named therein entered into an amended and restated credit agreement (the “2006 Credit Agreement”), in an aggregate amount of $371.1 million with The Bank of Nova Scotia and other lenders named in the 2006 Credit Agreement. The 2006 Credit Agreement initially consisted of a $125.0 million revolving credit facility with a letter of credit sublimit of $25.0 million and swing line advances of up to $15.0 million, and a $246.1 million term loan facility (the “Term Loan B Facility”). On May 31, 2007, KCSR entered into Amendment No. 1 to the 2006 Credit Agreement which provided for a new $75.0 million term loan facility (the “Term Loan C Facility”) under the 2006 Credit Agreement. On March 16, 2010, KCSR entered into Amendment No. 2 to the 2006 Credit Agreement (as amended, the “Current Credit Agreement”) which extended the maturity

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

of the revolving credit facility of the 2006 Credit Agreement from April 28, 2011 to April 28, 2013. In consideration for this change, the Applicable Margin (as defined in Amendment No. 2) in respect of the revolving credit facility and swing line advances was increased. In addition, Amendment No. 2 modified certain covenants of the 2006 Credit Agreement to permit the incurrence of certain indebtedness and the creation of liens related to such indebtedness, as well as certain prepayments of existing unsecured debt.

The Current Credit Agreement contains covenants that restrict or prohibit certain actions, including, but not limited to, KCS’s ability to incur debt, create or suffer to exist liens, make prepayment of particular debt, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale-leaseback transactions. In addition, KCS must meet certain consolidated interest coverage and leverage ratios. Failure to maintain compliance with the covenants could constitute a default which could accelerate the payment of any outstanding amounts under the Current Credit Agreement. Borrowings under the Current Credit Agreement are secured by substantially all of the Company’s domestic assets and are guaranteed by certain domestic subsidiaries.

The revolving credit facility bears interest at either LIBOR, or an alternate base rate, plus a spread based on the Company’s leverage ratio as defined in the Current Credit Agreement. The Term Loan B Facility bears interest at LIBOR plus 175 basis points or the alternative base rate plus 75 basis points. The Term Loan C Facility bears interest at LIBOR plus 150 basis points or the alternative base rate plus 50 basis points. The final maturity date for the Term Loan B Facility and the Term Loan C Facility is April 28, 2013. The Term Loan B Facility and Term Loan C Facility balances were $235.0 million and $72.4 million, respectively, as of December 31, 2010. The Company’s obligations outstanding under the Term Loan B Facility and Term Loan C Facility are classified as long-term debt as of December 31, 2010. In the second quarter of 2010, the Company repaid the outstanding balance of $40.0 million on KCSR’s $125.0 million revolving credit facility.

8.0% Senior Notes. On May 30, 2008, KCSR issued $275.0 million principal amount of 8.0% senior unsecured notes due June 1, 2015 (the “8.0% Senior Notes), which bear interest semiannually at a fixed annual rate of 8.0%. A portion of the proceeds from the issuance of the 8.0% Senior Notes was used to purchase the 9 1/2% senior unsecured notes due October 1, 2008 (the “9 1/2% Senior Notes”) tendered under an offer to purchase. The remaining proceeds from the issuance were used to reduce borrowings under the KCSR revolving credit facility and for general corporate purposes. The 8.0% Senior Notes are redeemable in whole or in part prior to June 1, 2012 by paying the greater of either 101% of the principal amount or the principal amount plus a “make whole” premium and in whole or in part on and after June 1, 2012, at the following redemption prices (expressed as a percentage of principal amount) plus any accrued and unpaid interest: 2012 — 104%, 2013 — 102%, 2014 — 100%. In addition, KCSR may redeem up to 35% of the 8.0% Senior Notes prior to June 1, 2011 at par value plus coupon using the proceeds of one or more equity offerings.

13.0% Senior Notes. On December 18, 2008, KCSR issued $190.0 million principal amount of 13.0% senior unsecured notes due December 15, 2013, (the “13.0% Senior Notes”) which bear interest semiannually at a fixed annual rate of 13.0%. The 13.0% Senior Notes were issued at a discount to par value, resulting in a $22.0 million discount and a yield to maturity of 16.5%. KCS used the net proceeds from the offering, along with other borrowings, to purchase the 7 1/2% senior unsecured notes due June 15, 2009 (the “7 1/2% Senior Notes”) tendered under an offer to purchase. The 13.0% Senior Notes are redeemable in whole or in part prior to December 15, 2011 by paying the greater of either 101% of the principal amount or the principal amount plus a “make whole” premium and in whole or in part on and after December 15, 2011, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2011 — 113%, 2012 — 106.5%. On June 4, 2010, the Company used the proceeds from the common stock offering to redeem $66.5 million principal amount of the 13.0% Senior Notes.

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

The 8.0% Senior Notes and 13.0% Senior Notes (the “Senior Notes”) are fully and unconditionally guaranteed by KCS and certain subsidiaries of KCS who guarantee KCSR’s Current Credit Agreement (the “Note Guarantors”). The Senior Notes and the note guarantees rank pari passu in right of payment with KCSR’s, KCS’, and the Note Guarantors’ existing and future unsecured, unsubordinated obligations. In addition, the Senior Notes include certain covenants that restrict or prohibit certain actions.

Tex-Mex Debt

RRIF Loan Agreement. On June 28, 2005, Tex-Mex entered into an agreement with the Federal Railroad Administration (“FRA”) to borrow $50.0 million to be used for infrastructure improvements in order to accommodate growing freight rail traffic related to the NAFTA corridor. The note bears interest at 4.29% annually and the principal balance amortizes quarterly with a final maturity of July 13, 2030. The loan was made under the Railroad Rehabilitation and Improvement Financing (“RRIF”) Program administered by the FRA. The loan is guaranteed by Mexrail, which has issued a Pledge Agreement in favor of the lender equal to the gross revenues earned by Mexrail on per-car fees on traffic crossing the International Rail Bridge in Laredo, Texas. In addition, the Company has agreed to guarantee the scheduled principal payment installments due to the FRA from Tex-Mex under the loan agreement on a rolling five-year basis.

KCSM Debt

Revolving Credit Facility. On August 30, 2010, KCSM entered into a secured credit agreement (the “2010 KCSM Credit Agreement”) with various lenders and other institutions as named in the 2010 KCSM Credit Agreement which provides KCSM with a three-year $100.0 million revolving credit facility consisting of (i) a revolving facility in an amount up to $100.0 million (the “Revolving Facility”) and, (ii) a letter of credit and a swing line facility (the “Swing Line Facility”) in an amount up to $10.0 million each, which constitutes usage under the Revolving Facility. At KCSM’s option, the outstanding principal balance of loans under the Revolving Facility will bear interest at either (i) the greater of (a) The Bank of Nova Scotia’s base rate, (b) federal funds rate plus 50 basis points or (c) one-month London Interbank Offered Rate (“LIBOR”) plus 100 basis points (the “Base Rate”) plus a spread depending on KCSM’s leverage ratio or (ii) LIBOR plus a spread depending on KCSM’s leverage ratio. The outstanding principal balance of loans under the Swing Line Facility will bear interest at the Base Rate plus a spread depending on KCSM’s leverage ratio.

The 2010 KCSM Credit Agreement is secured by the accounts receivable and certain locomotives of KCSM and certain KCSM subsidiaries and the pledge of equity interests of certain KCSM subsidiaries. In addition, KCSM and certain KCSM subsidiaries agreed to subordinate payment of intercompany debt and certain KCSM subsidiaries guaranteed repayment of the amounts due under the 2010 KCSM Credit Agreement. The 2010 KCSM Credit Agreement contains affirmative and negative covenants that are customary for credit agreements of this type, including financial covenants related to a leverage ratio and an interest coverage ratio as defined in the 2010 KCSM Credit Agreement.

As of December 31, 2010, KCSM had no outstanding amount under the Revolving Facility.

9 3/8% Senior Notes. On April 19, 2005, KCSM issued $460.0 million principal amount of 9 3/8% senior unsecured notes due May 1, 2012 (the “9 3/8% Senior Notes”), which bear interest semiannually at a fixed rate of 9 3/8%. The 9 3/8% Senior Notes are redeemable at KCSM’s option in whole or in part on or after May 1, 2009, subject to certain limitations, at the following redemption prices (expressed in percentages of principal amount), plus any accrued and unpaid interest: 2009 — 104.688%, 2010 — 102.344% and thereafter — 100.000%. In addition, the 9 3/8% Senior Notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued and unpaid interest, in the event of certain changes in the Mexican withholding tax rate.

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

On January 7, 2010, pursuant to an offer to purchase, KCSM commenced a cash tender offer for a portion of its 9 3/8% Senior Notes. On January 22, 2010, the Company purchased $290.0 million of the tendered 9 3/8% Senior Notes in accordance with the terms and conditions of the tender offer set forth in the offer to purchase using the proceeds received from the issuance of $300.0 million principal amount of KCSM 8.0% senior unsecured notes due February 1, 2018 (the “KCSM 8.0% Senior Notes”). On February 1, 2010, KCSM purchased an additional $6.3 million of the 9 3/8% Senior Notes. On June 4, 2010, the Company used the proceeds from the common stock offering to redeem $100.0 million principal amount of the 9 3/8% Senior Notes and on September 30, 2010, KCSM used available cash to redeem the remaining $63.7 million principal amount of outstanding 9 3/8% Senior Notes.

7 5/8% Senior Notes. On November 21, 2006, KCSM issued $175.0 million principal amount of 7 5/8% senior unsecured notes due December 1, 2013 (the “7  5/8% Senior Notes”), which bear interest semiannually at a fixed rate of 7 5/8%. The 7 5/8% Senior Notes are redeemable at KCSM’s option in whole or in part on or after December 1, 2010, subject to certain limitations, at the following redemption prices (expressed in percentages of principal amount), plus any accrued and unpaid interest: 2010 — 103.813%, 2011 — 101.906% and 2012 — 100.000%. In addition, the 7 5/8% Senior Notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued and unpaid interest, in the event of certain changes in the Mexican withholding tax rate.

On November 2, 2010, pursuant to an offer to purchase, KCSM commenced a cash tender offer for its 7 5/8% Senior Notes and a consent solicitation. On December 20, 2010, KCSM purchased $142.6 million principal amount of the tendered 7 5/8% Senior Notes in accordance with the terms and conditions of the tender offer set forth in the offer to purchase using the proceeds received from the issuance of $185.0 million principal amount of KCSM 6 5/8% senior unsecured notes due December 15, 2020 (the 6 5/8% Senior Notes).

7 3/8% Senior Notes. On May 16, 2007, KCSM issued $165.0 million principal amount of 7 3/8% senior unsecured notes due June 1, 2014 (the “7 3/8% Senior Notes”), which bear interest semiannually at a fixed annual rate of 7 3/8%. The 7 3/8% Senior Notes are redeemable at KCSM’s option, in whole but not in part, at 100% of their principal amount, plus any accrued and unpaid interest, in the event of certain changes in the Mexican withholding tax rate, and in whole or in part, on or after June 1, 2011, subject to certain limitations, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2011 — 103.688%, 2012 — 101.844%, 2013 — 100.000%.

12 1/2% Senior Notes. On March 30, 2009, KCSM issued $200.0 million principal amount of 12 1/2% senior unsecured notes due April 1, 2016 (the “12 1/2% Senior Notes”), which bear interest semiannually at a fixed annual rate of 12 1/2%. The 12 1/2% Senior Notes were issued at a discount to par value, resulting in an $11.0 million discount and a yield to maturity of 13 3/4%. KCSM used a portion of the net proceeds from the offering to repay all amounts outstanding under a credit agreement KCSM entered into on June 14, 2007 (the “2007 KCSM Credit Agreement”). The 12 1/2% Senior Notes are redeemable at KCSM’s option in whole or in part on and after April 1, 2013, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2013 — 106.250%, 2014 — 103.125%, 2015 — 100.000%. In addition, the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued and unpaid interest, in the event of certain changes in the Mexican withholding tax rate. On June 4, 2010, the Company used the proceeds from the common stock offering to redeem $70.0 million principal amount of the 12 1/2% Senior Notes. On November 2, 2010, pursuant to an offer to purchase, KCSM commenced a cash tender offer for its 12 1/2% Senior Notes and on December 20, 2010, KCSM purchased $31.9 million principal amount of the tendered 12 1/2% Senior Notes in accordance with the terms and conditions of the tender offer set forth in the offer to purchase using the proceeds received from the issuance of the 6 5/8% Senior Notes.

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

KCSM 8.0% Senior Notes. On January 22, 2010, KCSM issued the KCSM 8.0% Senior Notes due February 1, 2018, which bear interest semiannually at a fixed annual rate of 8.0%. The KCSM 8.0% Senior Notes were issued at a discount to par value, resulting in a $4.3 million discount and a yield to maturity of 8 1/4%. KCSM used the net proceeds from the issuance of the KCSM 8.0% Senior Notes and cash on hand to purchase $290.0 million principal amount of the 9 3/8% Senior Notes tendered under an offer to purchase and pay all fees and expenses incurred in connection with the KCSM 8.0% Senior Notes offering and the tender offer. The KCSM 8.0% Senior Notes are redeemable at KCSM’s option, in whole or in part, on and after February 1, 2014, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2014 — 104.000%, 2015 — 102.000%, 2016 — 100.000%. In addition, KCSM may redeem up to 35% of the KCSM 8.0% Senior Notes any time prior to February 1, 2013 at par value plus coupon from the proceeds of the sale of capital stock in KCSM or KCS and the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued and unpaid interest, in the event of certain changes in the Mexican withholding tax rate.

6  5/8% Senior Notes. On December 20, 2010, KCSM issued the 6  5/8% Senior Notes due December 15, 2020, which bear interest semiannually at a fixed annual rate of 6 5/8%. KCSM used the net proceeds from the issuance of the 6 5/8% Senior Notes and cash on hand to purchase $142.6 million principal amount of the 7 5/8% Senior Notes and $31.9 million principal amount of the 12 1/2% Senior Notes tendered under an offer to purchase and pay all fees and expenses incurred in connection with the 6 5/8% Senior Notes offering and the tender offers. The 6 5/8% Senior Notes are redeemable at KCSM’s option, in whole or in part, on and after December 15, 2015, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2015 — 103.313%, 2016 — 102.208%, 2017 —101.104%, 2018 and thereafter — 100.000%. In addition, KCSM may redeem up to 35% of the 6 5/8% Senior Notes any time prior to December 15, 2015 at par value plus coupon from the proceeds of the sale of capital stock in KCSM or KCS and the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued and unpaid interest, in the event of certain changes in the Mexican withholding tax rate.

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

5.737% Financing Agreement. On February 26, 2008, KCSM entered into a financing agreement with Export Development Canada (“EDC”) for an aggregate principal amount of $72.8 million. KCSM used the proceeds to finance 85% of the purchase price of forty new SD70ACe locomotives delivered and purchased by KCSM in late 2007 and early 2008. KCSM granted EDC a security interest in the locomotives to secure the loan. The financing agreement requires KCSM to make thirty equal semi-annual principal payments of approximately $2.4 million plus interest at an annual rate of 5.737%, with the final payment due and payable on February 28, 2023.

6.195% Financing Agreement. On September 24, 2008, KCSM entered into a financing agreement with DVB Bank AG (“DVB”) for an aggregate principal amount of $52.2 million. KCSM received the loan principal amount on September 26, 2008 and used the proceeds to finance approximately 80% of the purchase price of twenty-nine ES44AC locomotives delivered and purchased by KCSM in June 2008. KCSM granted DVB a security interest in the locomotives to secure the loan. The financing agreement requires KCSM to make sixty equal quarterly principal payments plus interest at an annual rate of 6.195%, with the final payment due and payable on September 29, 2023.

Both locomotive financing agreements contain representations, warranties and covenants typical of such equipment loan agreements. Events of default in the financing agreements include, but are not limited to, certain

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

payment defaults, certain bankruptcy and liquidation proceedings and the failure to perform any covenants or agreements contained in the financing agreement. Any event of default could trigger acceleration of KCSM’s payment obligations under the terms of the financing agreements.

Other Debt Provisions

Other Agreements, Guarantees, Provisions and Restrictions. The Company’s debt agreements contain provisions which are customary for these types of debt instruments and for borrowers with similar credit ratings including restrictions on subsidiary indebtedness, advances and transfers of assets, and sale and leaseback transactions, as well as requiring compliance with various financial covenants. Because of certain financial covenants contained in the debt agreements, however, maximum utilization of the Company’s available lines of credit may be restricted.

Change in Control Provisions. Certain loan agreements and debt instruments entered into or guaranteed by the Company and its subsidiaries provide for default in the event of a specified change in control of the Company or particular subsidiaries of the Company.

Leases and Debt Maturities

The Company leases transportation equipment, as well as office and other operating facilities, under various capital and operating leases. Rental expenses under operating leases were $127.1 million, $139.0 million, and $137.1 million for the years ended December 31, 2010, 2009, and 2008, respectively. Operating leases that contain scheduled rent adjustments are recognized on a straight-line basis over the term of the lease. Contingent rentals and sublease rentals were not significant. Minimum annual payments and present value thereof under existing capital leases, other debt maturities and minimum annual rental commitments under non-cancelable operating leases follow (in millions):

	Long- Term Debt	Capital Leases			Total Debt	Operating Leases
Years		Minimum Lease Payments	Less Interest	Net Present Value		Southern Capital	Third Party	Total
2011	$14.2	$5.1	$1.2	$3.9	$18.1	$15.4	$136.1	$151.5
2012	14.3	5.0	0.8	4.2	18.5	12.5	107.2	119.7
2013	458.4	2.9	0.6	2.3	460.7	11.0	97.6	108.6
2014	176.3	2.1	0.5	1.6	177.9	10.2	90.8	101.0
2015	285.2	2.1	0.3	1.8	287.0	9.9	76.5	86.4
Thereafter	674.5	3.2	0.2	3.0	677.5	57.3	352.3	409.6

Total	$1,622.9	$20.4	$3.6	$16.8	$1,639.7	$116.3	$860.5	$976.8

In the normal course of business, the Company enters into long-term contractual requirements for future goods and services needed for the operations of the business. Such commitments are not in excess of expected requirements and are not reasonably likely to result in performance penalties or payments that would have a material adverse effect on the Company’s liquidity.

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

Note 10. Income Taxes

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

Tax Expense. Income tax expense (benefit) consists of the following components (in millions):

	2010	2009	2008
Current:
Federal	$—	$(1.1)	$0.9
State and local	1.0	1.3	(0.2)
Foreign	2.0	3.0	—

Total current	3.0	3.2	0.7

Deferred:
Federal	66.4	35.2	40.3
State and local	6.7	2.1	7.8
Foreign	33.1	(6.4)	15.0

Total deferred	106.2	30.9	63.1

Total income tax expense	$109.2	$34.1	$63.8

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities follow at December 31 (in millions):

	2010	2009
Liabilities:
Depreciation	$609.9	$571.2
Investments	74.1	74.0
Concession rights	163.1	154.6
Other, net	22.7	16.7

Gross deferred tax liabilities	869.8	816.5

Assets:
Loss carryovers	(227.6)	(276.5)
Book reserves not currently deductible for tax	(113.4)	(124.6)
Vacation accrual	(3.7)	(3.6)
Other, net	(27.4)	(28.6)

Gross deferred tax assets before valuation allowance	(372.1)	(433.3)
Valuation allowance on loss carryovers	18.6	23.7

Gross deferred tax assets	(353.5)	(409.6)

Net deferred tax liability	$516.3	$406.9

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

Tax Rates. Differences between the Company’s effective income tax rate and the U.S. federal income tax statutory rate of 35% follow (in millions):

	2010	2009	2008
Income tax expense using the statutory rate in effect	$101.2	$35.8	$86.1
Tax effect of:
Permanent items	4.0	2.2	3.3
State and local income tax provision, net	6.6	1.8	2.7
Tax credits	(2.3)	(1.9)	(2.5)
Uncertain tax positions	—	—	(4.3)
Difference between U.S. and foreign tax rate	(8.4)	(5.2)	(8.4)
Foreign exchange and inflation adjustments	22.6	12.2	(27.2)
Change in valuation allowances	(9.9)	0.8	14.0
Change in Mexican tax law	(0.2)	(11.1)	—
Other, net	(4.4)	(0.5)	0.1

Income tax expense	$109.2	$34.1	$63.8

Effective tax rate	37.8%	33.4%	25.9%

Difference Attributable to Foreign Investments. At December 31, 2010, the Company’s book basis exceeded the tax basis of its foreign investments by $816.0 million. The Company has not provided a deferred income tax liability for the income taxes, if any, which might become payable on the realization of this basis difference because the Company intends to indefinitely reinvest in foreign investments the operating earnings which gave rise to the basis differential or remit the earnings in tax-free transactions. Moreover, the Company has no other plans to realize this basis differential by a sale of its interests in foreign investments. If the earnings were to be remitted in a taxable transaction, as of December 31, 2010, the Company would incur gross federal income taxes of $285.6 million which would be partially offset by foreign tax credits.

Changes in Tax Law. On December 28, 2009, the final provisions of Mexico’s 2010 tax reform were enacted. The income tax rate was increased to 30% from 28% for the years 2010 to 2012, 29% for 2013 and then returns to its previous rate of 28% in 2014. The Company’s deferred income tax assets and liabilities have been revalued using the rates expected to be in effect when the underlying temporary differences are expected to reverse. This revaluation resulted in an $11.1 million benefit in the 2009 tax provision. A 1% increase to the value added tax rate was also enacted, however, this increase will not have a significant impact on the consolidated financial statements because, under Mexican law, value added tax is fully transferred to the final customer.

Tax Carryovers. In prior years, the Company has generated both U.S. federal and state net operating losses. The losses are carried forward 20 years for federal tax purposes and from 5 to 20 years for state tax purposes. Both the federal and state loss carryovers are analyzed each year to determine the likelihood of realization. The U.S. federal loss carryover at December 31, 2010 was $134.2 million and if not used, would begin to expire in 2022. In addition, the Company has $22.5 million of tax credits consisting primarily of $20.6 million of track maintenance credits and $0.6 million of employment credits which, if not used, will begin to expire in 2024, and $1.3 million of alternative minimum tax credits which do not expire.

The state loss carryovers arise from both combined and separate tax filings from as early as 1995. The loss carryovers may expire as early as December 31, 2011 and as late as December 31, 2030. The state loss carryover at December 31, 2010 was $520.6 million, of which it is expected that $186.2 million will be realized.

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

The Mexico federal loss carryovers at December 31, 2010 were $615.4 million, of which $128.5 million will begin to expire in 2015 and the remaining $486.9 million will expire in 2046. A deferred tax asset was recorded in prior periods for the expected future tax benefit of these losses which will be carried forward to reduce only ordinary Mexican income tax payable in future years. A deferred tax asset is recorded for an asset tax credit carryover in the amount of $6.4 million which will begin to expire in 2011.

The valuation allowance for deferred tax assets as of December 31, 2010 was $18.6 million, a decrease of $5.1 million as compared to $23.7 million as of December 31, 2009. The decrease primarily reflects the $8.8 million reduction of a valuation allowance established in 2008 related to a projected liability under Mexican income tax law which reduced the value of the deferred tax asset related to Mexico federal loss carryovers. In December 2010, the Company determined that it had the ability to implement tax strategies that would avoid this liability and reduced the related valuation allowance. This decrease was partially offset by the recognition of a $2.6 million valuation allowance related to the net operating losses acquired in the 2010 acquisition of an intermodal facility.

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

	2010	2009
Balance at January 1,	$2.1	$2.1
Settlements	(0.4)	—

Balance at December 31,	$1.7	$2.1

The remaining $1.7 million of unrecognized tax benefits would affect the effective income tax rate if recognized and is not expected to change in the next twelve months.

Interest and penalties related to uncertain tax positions are included in income before taxes on the income statement. Accrued interest and penalties on unrecognized tax benefits were $0.1 million and $0.2 million as of December 31, 2010 and December 31, 2009, respectively. For the years ended December 31, 2010 and 2009, the Company recognized $0.2 million and less than $0.1 million, respectively, in interest and penalty expense. For the year ended December 31, 2008, the Company recognized a reduction of interest and penalty expense of $5.5 million.

In 2009, the Company settled the audit of the U.S. consolidated federal income tax returns for the years 1997 through 2002 and paid the accrued tax liability. The Internal Revenue Service (“IRS”) is currently examining the 2008 U.S. consolidated federal income tax return. Tax years after 2006 are open to examination by the IRS. State income tax returns generally remain open to examination for three to four years following the filing of the return.

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

During 2010, KCSM received an audit assessment for the year ended December 31, 2003 from the Servicio de Administracion Tributaria (the “SAT”), the Mexican equivalent of the IRS. On December 1, 2010, the Company paid the accrued liability and settled the 2003 audit assessment. The 2004 and 2005 Mexico tax returns are currently under examination. Tax returns filed in Mexico through 2003 are closed to examination by the taxing authorities in Mexico.

The Company believes that an adequate provision has been made for any adjustment (tax and interest) that will be due for all open years. However, an unexpected adverse resolution could have a material effect on the results of operations in a particular quarter or fiscal year.

Note 11. Stockholders’ Equity

Information regarding the Company’s capital stock at December 31 follows:

	Authorized 2010 and 2009	Shares Issued
		2010	2009
$25 par, 4% noncumulative, preferred stock	840,000	649,736	649,736
$1 par, preferred stock	2,000,000	—	—
$1 par, series D cumulative convertible perpetual preferred stock	210,000	210,000	210,000
$.01 par, common stock	400,000,000	116,352,298	110,583,068

On October 22, 2010, the Company filed Certificates of Elimination which eliminated the series A preferred stock, series B convertible preferred stock and series C redeemable cumulative convertible perpetual preferred stock.

Shares outstanding at December 31:

	2010	2009
$25 par, 4% noncumulative, preferred stock	242,170	242,170
$1 par, series D cumulative convertible perpetual preferred stock	209,995	209,995
$.01 par, common stock	102,648,845	96,213,346

Treasury Stock. Shares of common stock in Treasury and related activity follow:

	2010	2009	2008
Balance at beginning of year	14,369,722	14,789,098	15,888,078
Shares issued to fund stock option exercises	(480,514)	(359,575)	(1,065,724)
Employee stock purchase plan shares issued	(110,850)	(71,699)	(91,326)
Nonvested shares issued	(143,457)	(107,365)	(225,873)
Nonvested shares forfeited	68,552	119,263	283,943

Balance at end of year	13,703,453	14,369,722	14,789,098

Redemption of Series C Redeemable Cumulative Convertible Perpetual Preferred Stock. On June 12, 2008, the Company called for redemption all of the outstanding shares of its 4.25% Series C Redeemable Cumulative Convertible Perpetual Preferred Stock (the “Series C Preferred Stock”) with a redemption date of July 15, 2008

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

(the “Redemption Date”). The holders of the outstanding shares had the option to redeem at a redemption price of $500 per share or convert each share into 33.4728 shares of KCS common stock. Each share converted also received an appropriate number of common stock or other preferred stock purchase rights under KCS’s 2005 Rights Agreement. All 400,000 shares of Series C Preferred Stock were converted into 13,389,109 shares of common stock.

Series D Cumulative Convertible Perpetual Preferred Stock. On December 9, 2005, KCS completed the sale and issuance of 210,000 shares of its 5.125% Series D Convertible Preferred Stock, par value $1.00 per share (“Series D Preferred Stock”). Each share of Series D Preferred Stock is convertible into 33.3333 shares of KCS common stock, subject to certain adjustments. Dividends on the Series D Preferred Stock are cumulative and payable quarterly in any combination of cash and KCS common stock, as declared by the KCS Board of Directors, at the rate of 5.125% per annum of the liquidation preference of $1,000. The Series D Preferred Stock ranks senior to the common stock and to each class or series of KCS capital stock that has terms that provide that such class or series will rank junior to the Series D Preferred Stock. On or after February 20, 2011, KCS may convert all of the Series D Preferred Stock into common stock at the then prevailing conversion rate, but only if the closing sale price of the common stock multiplied by the conversion rate then in effect equals or exceeds 130% of the liquidation preference (currently the equivalent of $39.00 per common share) for at least 20 trading days in a period of 30 consecutive trading days, including the last trading day of such 30 day period, and if KCS has paid all accumulated and unpaid dividends on the dividend payment date immediately preceding the forced conversion date.

Upon certain designated events (a “fundamental change”), holders of the Series D Preferred Stock may, subject to legally available funds, require KCS to redeem any or all of the shares, which KCS may pay in either cash, in shares of KCS stock or any combination thereof, at KCS’s option. Since KCS has the ability in this event to pay the redemption price in KCS common stock (which is not required to be registered), the Series D Preferred Stock is classified as permanent equity capital. The number of shares to be issued would be based upon the value of KCS common stock at that time but in no event will the number of shares issued on the occurrence of a fundamental change exceed 52.5 million shares.

Common Stock Issuance. On May 4, 2010, the Company completed a public offering of 5,769,230 shares of its common stock at a price of $39.00 per share. The Company received net proceeds of approximately $214.9 million after deducting offering expenses, underwriting discounts and commissions.

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

Dividend Restrictions. Under the terms of the Current Credit Agreement, the Company is prohibited from the payment of cash dividends on its common stock. In addition, KCSR’s 8.0% Senior Notes and 13.0% Senior Notes include a Consolidated Coverage Ratio that restricts the payment of cash dividends on its Series D Preferred Stock if the Consolidated Coverage Ratio falls below 2.0:1. As of December 31, 2010, 2009, and 2008, KCS is current with respect to its Preferred Stock dividend payments.

Rights Agreement. On September 29, 2005, the Company entered into a Rights Agreement with UMB Bank, N.A. In order to implement the Rights Agreement, on September 27, 2005, the Board of Directors of the

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

Company declared a dividend distribution of one right for each outstanding share of the Company’s common stock to stockholders of record as of the close of business on October 12, 2005. The Rights Agreement expired in accordance with its terms on October 11, 2010.

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

The Company and certain of its subsidiaries have established trusts to provide for the funding of corporate commitments and entitlements of officers, directors, employees and others in the event of a specified change in control of the Company or subsidiary. Assets held in such trusts on December 31, 2010 and 2009, were not material. Depending upon the circumstances at the time of any such change in control, the most significant factor of which would be the highest price paid for KCS common stock by a party seeking to control the Company, funding of the Company’s trusts could be substantial.

Note 12. Share-Based Compensation

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

On March 1, 2010, the Company granted 190,300 stock options and 90,800 shares of nonvested stock (the “market-based award”) under the 2008 Plan. The market-based award contains a market condition that accelerates the vesting in three tranches if the closing price of the Company’s common stock is above $38.95, $42.85 or $47.14 for a period of thirty consecutive trading days. If the target share prices are not met, the awards would vest in March 2013. The first two target prices of $38.95 and $42.85 were met in the fourth quarter of 2010 and the remaining target price of $47.14 was met in January 2011. See further details in the stock option and nonvested stock summary tables below.

Stock Options. The exercise price for the options granted under the 2008 Plan are at 100% of the closing market price of the Company’s stock on the date of grant. Under the 1991 Plan, options were granted at 100% of the average market price of the Company’s stock on the date of grant. Options generally have either a 3 or 5 year cliff vesting period and are exercisable over the 10 year contractual term, except that options outstanding with limited stock appreciation rights (“LSARs”) become immediately exercisable upon certain defined circumstances constituting a change in control of the Company. The Plans include provisions for stock appreciation rights and LSARs. All outstanding options granted prior to January 1, 2010 include LSARs. The grant date fair value, less estimated forfeitures, is recorded to expense on a straight-line basis over the vesting period.

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

The fair value and service period of stock option market-based awards granted in 2010 is estimated on the date of grant using the Monte Carlo simulation model. The fair value of each option award subject only to service conditions granted in 2009 and 2008 is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used were as follows:

	2010	2009	2008
Expected dividend yield	0%	0%	0%
Expected volatility	43.43%	42.86%	32.28%
Risk-free interest rate	2.83%	1.66%	3.29%
Expected term (years)	6.50	7.50	7.50
Weighted-average grant date fair value of stock options granted	$15.96	$6.45	$18.33

The Company has not paid dividends to common shareholders since January of 2000 and does not expect to pay dividends to common stockholders in 2011. The expected volatility is based on the historical volatility of the Company’s stock price over a term equal to the estimated life of the options. The risk-free interest rate is determined based on the U.S. Treasury rates approximating the expected life of the options granted, which represents the period of time the awards are expected to be outstanding and is based on the historical experience of similar awards.

The following table summarizes combined stock option activity, including market-based awards, under the Plans:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			In years	In millions
Options outstanding at December 31, 2007	2,857,763	$9.28
Granted	15,380	43.15
Exercised	(1,094,184)	7.79
Forfeited or expired	(91,344)	17.99

Options outstanding at December 31, 2008	1,687,615	10.08
Granted	8,000	13.52
Exercised	(359,623)	8.26
Forfeited or expired	(34,137)	23.65

Options outstanding at December 31, 2009	1,301,855	10.25
Granted	190,300	35.41
Exercised	(846,603)	7.48
Forfeited or expired	(24,386)	16.31

Options outstanding at December 31, 2010	621,166	$21.50	4.66	$16.4

Vested and expected to vest at December 31, 2010	617,402	$21.43	4.64	$16.3

Exercisable at December 31, 2010	511,214	$18.63	3.96	$14.9

During the fourth quarter of 2010, two of the market conditions were met which accelerated the vesting and recognition of compensation cost of approximately 122,000 market-based stock options. Compensation expense

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

of $2.7 million, less than $0.1 million and $0.1 million was recognized for stock option and market-based option awards for the years ended December 31, 2010, 2009, and 2008, respectively. The total income tax benefit recognized in the income statement was $1.0 million for the year ended December 31, 2010 and less than $0.1 million for the years ended December 31, 2009 and 2008.

Additional information regarding stock option exercises appears in the table below (in millions):

	2010	2009	2008
Aggregate grant-date fair value of stock options vested	$2.0	$0.2	$1.2
Intrinsic value of stock options exercised	21.7	5.9	37.9
Cash received from option exercises	2.1	3.0	8.3

As of December 31, 2010, $0.6 million of unrecognized compensation cost relating to nonvested stock options and market-based stock options is expected to be recognized over a weighted-average period of 0.5 years. At December 31, 2010, there were 1,827,604 shares available for future grants under the 2008 Plan.

In January 2011, the final market condition was met which accelerated the vesting of 59,000 market-based stock options and the Company recognized the remaining $0.4 million of unrecognized compensation cost associated with these options.

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

The service period of nonvested market-based awards granted on March 1, 2010 is estimated on the date of grant using the Monte Carlo simulation model. The weighted-average assumptions used in the Monte Carlo simulation model were as follows:

Nonvested Stock
Expected dividends	0%
Expected volatility	54.97%
Risk free interest rate	1.34%
Expected life (years)	3.0
Weighted-average grant date fair value	$35.41

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

A combined summary of nonvested stock activity, including market-based awards, is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
			In millions
Nonvested stock at December 31, 2007	1,014,628	$28.80
Granted	232,551	37.95
Vested	(134,979)	30.50
Forfeited	(283,943)	26.91

Nonvested stock at December 31, 2008	828,257	31.74
Granted	116,130	18.49
Vested	(105,078)	31.32
Forfeited	(119,263)	30.37

Nonvested stock at December 31, 2009	720,046	29.89
Granted	175,978	36.24
Vested	(415,712)	28.82
Forfeited	(68,552)	32.66

Nonvested stock at December 31, 2010	411,760	$33.22	$19.7

During the fourth quarter of 2010, two of the market conditions were met which accelerated the vesting and recognition of compensation cost of approximately 58,000 shares of market-based awards. Compensation cost for nonvested stock and market-based awards was $5.6 million, $7.2 million, and $5.1 million, for the years ended December 31, 2010, 2009, and 2008, respectively. The total income tax benefit recognized in the income statement was $2.1 million, $2.7 million, and $1.9 million for the years ended December 31, 2010, 2009, and 2008, respectively.

As of December 31, 2010, $5.7 million of unrecognized compensation costs related to nonvested stock and market-based awards is expected to be recognized over a weighted-average period of 1.3 years. The fair value (at vest date) of shares vested during the year ended December 31, 2010, was $15.2 million.

In January 2011, the final market condition was met which accelerated the vesting of 28,000 shares of outstanding market-based awards and the Company recognized the remaining $0.7 million of unrecognized compensation cost associated with these awards.

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

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

The Company expenses the grant date fair value of the awards which are probable of being earned based on forecasted annual performance goals over the three year performance period. Compensation expense on performance based awards was less than $0.1 million, $1.7 million, and $1.5 million for the years ended December 31, 2010, 2009, and 2008, respectively. Total income tax benefit recognized in the income statement for performance based awards was less than $0.1 million, $0.6 million, and $0.5 million for the years ended December 31, 2010, 2009, and 2008, respectively.

As of December 31, 2010, there is no unrecognized compensation cost related to performance based awards. The fair value (at vest date) of shares vested for the year ended December 31, 2010 was $3.8 million.

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

The following table summarizes activity related to the various ESPP offerings:

	Exercise Date			Received from Employees(i)
	Date Issued	Purchase Price	Shares Issued
				In millions
July 2010 offering	January 14, 2011	$32.49	32,220	$1.0
January 2010 offering	July 14, 2010	29.63	30,670	0.9
2009 offering	February 5, 2010	26.78	81,692	2.2
2008 offering	February 5, 2009	16.79	71,830	1.2

(i)	Represents amounts received from employees through payroll deductions for share purchases under applicable offering.

The fair value of the ESPP stock purchase rights is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used for each of the respective periods were as follows:

	Year Ended December 31,
	2010	2009	2008
Expected dividends	0%	0%	0%
Expected volatility	31%	66%	32%
Risk free interest rate	0.21%	1.38%	4.10%
Expected life (years)	0.5	1.0	1.0
Weighted-average grant date fair value	$6.46	$10.56	$9.32

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

Compensation expense of $0.4 million, $0.9 million, and $0.7 million was recognized for ESPP option awards for the years ended December 31, 2010, 2009, and 2008, respectively. At December 31, 2010, there were 3.9 million remaining shares available for future ESPP offerings under the 2009 ESPP.

Note 13. Profit Sharing and Other Postretirement Benefits

Health and Welfare. Certain U.S. employees that have met age and service requirements are eligible for medical benefits and life insurance coverage during retirement. The retiree medical plan is contributory and provides benefits to retirees, their covered dependents and beneficiaries. The plan provides for annual adjustments to retiree contributions, and also contains, depending on the coverage selected, certain deductibles, co-payments, co-insurance, and coordination with Medicare. Certain management employees also maintain their status under a collective bargaining agreement, which permits them access to post-retirement medical under the multi-employer plan described below. The life insurance plan is non-contributory and covers union retirees only. The Company’s policy, in most cases, is to fund benefits payable under these plans as the obligations become due. However, certain plan assets (money market funds held in a life insurance company) exist with respect to life insurance benefits. On October 22, 2010, the Company paid $1.5 million to irrevocably transfer a portion of its obligation to provide certain retiree life insurance benefits to MetLife.

KCSM Post-Employment Benefits. Mexican law requires that KCSM provide certain post-employment benefits to its union and non-union employees. These plans provide statutorily calculated benefits which are payable upon retirement, death, disability, voluntary or involuntary termination of employees based on length of service.

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

The Company uses December 31 as the measurement date for its post-employment benefit obligations.

Net Periodic Benefit Cost, Plan Obligations and Funded Status

Components of the net cost (benefit) for these plans were as follows for the years ended December 31 (in millions):

	Health and Welfare			KCSM Post-Employment Benefit
	2010	2009	2008	2010	2009	2008
Service cost	$0.1	$0.1	$0.1	$1.3	$2.5	$1.9
Interest cost	0.3	0.3	0.4	1.4	1.4	1.4
Actuarial (gain) loss (i)	0.8	(0.2)	0.2	(7.6)	(3.6)	1.0
Foreign currency (gain) loss	—	—	—	0.9	0.7	(3.8)
Prior service credit (ii)	(0.3)	(0.3)	(0.3)	—	—	—

Net periodic cost (benefit) recognized	$0.9	$(0.1)	$0.4	$(4.0)	$1.0	$0.5

(i)	Net benefit costs above do not include a component for the amortization of actuarial gains or losses as the Company’s policy is to recognize such gains and losses immediately.

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

(ii)	During 2005, the Company revised its medical plan to exclude prescription drug coverage available under Medicare part D. This negative plan amendment generated an unrecognized prior service benefit of $2.3 million which is being amortized over the estimated remaining life of the affected participants of 9.5 years.

The following table reconciles the change in the benefit obligation, fair value of plan assets, change in the funded status, and the accrued benefit cost as of and for each of the years ended December 31 (in millions):

	Health and Welfare		KCSM Post-Employment Benefit
	2010	2009	2010	2009
Benefit obligation at beginning of year	$6.4	$7.0	$15.9	$16.0
Service cost	0.1	0.1	1.3	2.5
Interest cost	0.3	0.3	1.4	1.4
Actuarial (gain) loss	0.8	(0.3)	(7.6)	(3.6)
Foreign currency loss	—	—	0.9	0.7
Benefits paid, net of retiree contributions (i)	(2.4)	(0.7)	(1.5)	(1.1)

Benefit obligation at end of year	5.2	6.4	10.4	15.9

Fair value of plan assets at beginning of year	0.1	0.3
Actual return on plan assets	—	—
Benefits paid, net of contributions (i)	(0.1)	(0.2)

Fair value of plan assets at end of year	—	0.1

Funded status	$(5.2)	$(6.3)	$(10.4)	$(15.9)

(i)	Benefits paid reflected in the reconciliation of the benefit obligation include both medical and life insurance benefits, whereas benefits paid reflected in the reconciliation of the funded status include only life insurance benefits. Plan assets relate only to life insurance benefits. Medical benefits are funded as obligations become due.

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

Weighted average assumptions used to determine benefit obligations were as follows for the years ended December 31:

	Health and Welfare		KCSM Post-Employment Benefit
	2010	2009	2010	2009
Discount rate (U.S. and Mexico)	5.25%	5.25%	8.25%	8.50%
Rate of compensation increase	n/a	n/a	4.50%	4.50%

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

Weighted average assumptions used to determine net benefit cost for the periods were as follows for the years ended December 31:

	Health and Welfare		KCSM Post-Employment Benefit
	2010	2009	2010	2009
Discount rate	5.25%	5.25%	8.25%	8.50%
Expected long-term rate of return on plan assets	n/a	3.00%	n/a	n/a
Rate of compensation increase	n/a	n/a	4.50%	4.50%

The following table presents the assumed health care cost trends:

	2010	2009	2008
Health care trend rate for next year	9.00%	7.50%	8.00%
Ultimate trend rate	5.00%	5.00%	5.00%
Year that rate reaches ultimate rate	2020	2015	2015

Cash Flows

The following table represents benefit payments expected to be paid, which reflect expected future service, as appropriate, for each of the next five years and the aggregate five years thereafter (in millions):

Year	Health and Welfare	KCSM Post-Employment Benefit
2011	$0.6	$0.9
2012	0.6	1.1
2013	0.6	1.3
2014	0.6	0.8
2015	0.5	0.9
2016 - 2020	1.9	6.2

Multi-Employer Plan. Under collective bargaining agreements, KCSR participates in a multi-employer benefit plan, which provides certain post-retirement health care and life insurance benefits to eligible union employees and certain retirees. Premiums under this plan are expensed as incurred and were $4.2 million, $3.3 million, and $3.4 million for the years ended December 31, 2010, 2009, and 2008, respectively.

401(k) and Profit Sharing Plan. The Company sponsors the KCS 401(k) and Profit Sharing Plan (the “401(k) plan”), whereby participants can choose to make contributions in the form of salary deductions pursuant to Section 401(k) of the Internal Revenue Code. The Company matches 401(k) contributions up to a maximum of 5% of compensation. The Company recognized expense of $1.8 million for the years ended December 31, 2010, 2009 and 2008, related to the KCS 401(k) and Profit Sharing Plan.

Note 14. Commitments and Contingencies

Concession Duty. Under the Concession, the Mexican government has the right to receive a payment from KCSM equivalent to 0.5% of KCSM’s gross revenue during the first 15 years of the Concession period and

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

1.25% of KCSM’s gross revenue during the remaining years of the Concession period. For the year ended December 31, 2010, the concession duty expense, which is recorded within operating expenses, amounted to $4.1 million, compared to $3.2 million and $4.3 million for the same periods in 2009 and 2008, respectively.

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

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

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

Environmental remediation expense was $4.5 million and $4.8 million for the years ended December 31, 2010 and 2009, respectively, and was included in materials and other expense on the consolidated statements of income. Additionally, as of December 31, 2010, KCS had a liability for environmental remediation of $5.7 million. This amount was derived from a range of reasonable estimates based upon the studies and site surveys described above and in accordance with the accounting guidance for the recognition of loss contingencies.

Personal Injury Claim Reserves. The Company’s personal injury claim reserve is based on semi-annual actuarial studies performed on an undiscounted basis by an independent third party actuarial firm and reviewed by management. This reserve is based on personal injury claims filed and an estimate of claims incurred but not yet reported. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Adjustments to the liability are reflected within operating expenses in the period in which changes to estimates are known. Personal injury claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The personal injury claim reserve balance as of December 31, 2010 is based on an updated study of personal injury reserves for data through November 30, 2010 and review of the last month’s experience.

The activity in the reserve follows (in millions):

	2010	2009
Balance at beginning of year	$86.9	$90.7
Accruals, net (includes the impact of actuarial studies)	(8.5)	7.4
Payments	(16.2)	(11.2)

Balance at end of year	$62.2	$86.9

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

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

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

In November 2005, Ferromex acquired control of and merged with Ferrosur creating Mexico’s largest railway, though such merger has been previously rejected by the Comisión Federal de Competencia (Mexican Antitrust Commission or “COFECO”). The Settlement Agreement provides that if COFECO does not authorize the merger of Ferromex and Ferrosur, the Settlement Agreement shall be terminated twelve months after the relevant resolution of the Governmental Authority is issued or when the unwinding is effective, whichever is later. On May 12, 2010, the Administrative and Fiscal Federal Court annulled the decision of COFECO and approved the merger between Ferromex and Ferrosur. On October 21, 2010, COFECO filed an appeal with the Collegiate Circuit Federal Court and as of the date of this filing, a ruling on this matter has not been issued.

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

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

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

Certain Disputes with Ferromex. KCSM’s operations are subject to certain trackage rights, haulage rights, and interline services (the “Services”) with Ferromex. Other than the rates to be charged pursuant to the Trackage Rights Agreement, dated February 9, 2010, between KCSM and Ferromex, the rates payable for these Services have not been agreed upon by KCSM and Ferromex for the periods beginning in 1998 through December 31, 2008. If KCSM cannot reach an agreement with Ferromex for rates applicable for Services prior to January 1, 2009 which are not subject to the Trackage Rights Agreement, the Mexican Secretaría de Comunicaciones y Transportes (“Secretary of Communications and Transportation” or “SCT”) is entitled to set the rates in accordance with Mexican law and regulations. KCSM and Ferromex both initiated administrative proceedings seeking a determination by the SCT of the rates that KCSM and Ferromex should pay each other in connection with the Services. The SCT issued rulings in 2002 and 2008 setting the rates for the Services and both KCSM and Ferromex challenged these rulings.

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

SCT Sanction Proceedings. In April 2006, the SCT initiated proceedings against KCSM, claiming that KCSM had failed to make certain minimum capital investments projected for 2004 and 2005 under its five-year business plan filed with the SCT prior to its April 2005 acquisition by KCS (collectively, the “Capital Investment Proceedings”). KCSM believes it made capital expenditures exceeding the required amounts. KCSM responded to the SCT by providing evidence in support of its investments and explaining why it believes sanctions are not appropriate. In May 2007, KCSM was served with an SCT resolution regarding the Capital Investment Proceeding for 2004, in which the SCT resolved to impose no sanction. In June 2007, KCSM was served with an SCT resolution regarding the Capital Investment Proceeding for 2005, in which the SCT determined that KCSM had indeed failed to make the minimum capital investments required for such year, and imposed a minimal fine. KCSM filed an action in the Mexican Administrative and Fiscal Federal Court challenging this ruling and on December 21, 2010 received a favorable ruling. The SCT has the right to challenge this ruling.

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

In May 2008, the SCT initiated a proceeding against KCSM at the request of a Mexican subsidiary of a large U.S. Auto Manufacturer (the “Auto Manufacturer”), alleging that KCSM impermissibly bundled international rail services and engaged in discriminatory pricing practices with respect to rail services provided by KCSM to the Auto Manufacturer. In March 2009, the SCT issued a decision determining that KCSM had engaged in the activities alleged, but imposed no sanction since this was the first time KCSM had engaged in such activities. On May 6, 2009, KCSM challenged the SCT’s decision. On October 26, 2010, KCSM and the Auto Manufacturer entered into a Settlement Agreement and this proceeding was dismissed by the SCT, with no resulting impact to KCSM’s financial results.

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

Agreement with the Auto Manufacturer. KCSM has been involved in several disputes related to providing services to the Auto Manufacturer. On October 26, 2010, KCSM and the Auto Manufacturer reached an agreement to settle all disputes related to services provided prior to May 28, 2010 by KCSM to the Auto Manufacturer, other than the interpretation of access rights at one of the Auto Manufacturer’s facilities pending before the SCT, which is not subject to this agreement. This agreement did not have a significant impact on KCSM’s results of operations.

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

Contractual Agreements. In the normal course of business, the Company enters into various contractual agreements related to commercial arrangements and the use of other railroads’ or governmental entities’ infrastructure needed for the operations of the business. The Company is involved or may become involved in certain disputes involving transportation rates, product loss or damage, charges, and interpretations related to these agreements. While the outcome of these matters cannot be predicted with certainty, the Company does not

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

believe, when finally resolved, that these disputes will have a material effect on its results of operations or financial condition. However, an unexpected adverse resolution could have a material effect on the results of operations in a particular quarter or fiscal year.

Credit Risk. The Company continually monitors risks related to the economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or further weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and operating results. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded reserves for uncollectability based on its best estimate at December 31, 2010.

PCRC Guarantees and Indemnities. The Company has issued five irrevocable standby letters of credit totaling approximately $2.2 million to fulfill the Company’s fifty percent guarantee of additional equipment loans. The Company agreed to fund 50% of any debt service reserve or liquidity reserve shortfall by PCRC, reserves which were established by PCRC in connection with the issuance of the 7.0% Senior Secured Notes due November 2026 (the “Notes”). At December 31, 2010, the Company has issued a standby letter of credit in the amount of $3.9 million. Additionally, KCS has pledged its shares of PCRC as security for the Notes.

Note 15. Derivative Instruments

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

Credit Risk. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages the counterparty credit risk by entering into contracts with large financial institutions with which the Company has an established banking relationship. As of December 31, 2010, the Company did not expect any losses as a result of default of its counterparties.

Interest Rate Swaps. During 2008, the Company entered into five forward starting interest rate swaps with an aggregate notional amount of $250.0 million, which have been designated as cash flow hedges. The forward starting interest rate swaps effectively convert interest payments from variable rates to fixed rates. The swaps are highly effective and as a result there will be de minimus earnings impact associated with ineffectiveness of these hedges. Four of the five interest rate swaps with a notional amount of $175.0 million expired during 2010. The remaining hedging instrument has an aggregate notional amount of $75.0 million at a fixed rate of 2.64%, with forward starting settlements indexed to the three-month LIBOR, expiring March of 2011.

Fuel Derivative Transactions. In the first quarter of 2010, the Company entered into fuel swap agreements to hedge 22.6 million gallons of diesel fuel purchases through the end of 2010 at an average swap price per gallon of $2.22, which were not designated as hedging instruments. Gains and losses for derivatives which have not been designated as hedging instruments are recorded in fuel expense in the consolidated statement of operations. As of December 31, 2010, the Company has no outstanding fuel swap agreements.

In January 2009, the Company entered into fuel swap agreements to hedge 8.8 million gallons of diesel fuel purchases through the end of 2009 at an average swap price per gallon of $1.76, which had been designated as cash flow hedges. The effective portion of the gain or loss on the derivative instruments was reported as a

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of the effectiveness were recognized in current earnings. During the second quarter of 2009, it became probable that the hedged transactions would not occur as forecasted. Therefore, the hedging relationship was dedesignated on May 31, 2009 and hedge accounting was discontinued. Changes in the fair value of the derivative instrument after dedesignation are recorded in earnings.

The following table presents the fair value of derivative instruments included in the consolidated balance sheet as of December 31 (in millions):

	Liability Derivatives
	Balance Sheet Location	2010	2009
Derivatives designated as hedging instruments:
Interest rate contracts	Accounts payable & accrued liabilities	$0.4	$3.2
Interest rate contracts	Other non-current liabilities & deferred credits	—	1.7

Total liability derivatives		$0.4	$4.9

The following table presents the amounts affecting the consolidated statement of income for the year ended December 31 (in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2010	2009		2010	2009		2010	2009
Interest rate contracts	$(0.7)	$(3.4)	Interest expense	$(5.1)	$(4.5)	Interest expense	$—	$—
Fuel swap contracts	—	0.9	Fuel expense	—	0.9	Fuel Expense	—	(2.0)

Total	$(0.7)	$(2.5)		$(5.1)	$(3.6)		$—	$(2.0)

Derivatives not designated as hedging instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		2010	2009
Fuel swap contracts	Fuel expense	$(1.0)	$0.7

Total		$(1.0)	$0.7

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

Note 16. Quarterly Financial Data (Unaudited)

	Fourth	Third	Second	First
	(In millions, except per share amounts)
2010
Revenues	$478.6	$438.3	$461.6	$436.3
Operating income	135.1	116.0	127.2	108.2
Net income	55.6	52.8	37.4	34.2
Net income attributable to Kansas City Southern and subsidiaries	54.6	52.9	37.4	35.3

Per share data:
Basic earnings per common share	$0.51	$0.49	$0.35	$0.34
Diluted earnings per common share	0.50	0.48	0.34	0.34

Dividends per share:
$25 par preferred stock	$0.25	$0.25	$0.25	$0.25
$1 par series D preferred stock	12.81	12.81	12.81	12.81

Stock price ranges:
$25 par preferred:
— High	$23.96	$23.60	$22.48	$22.00
— Low	22.12	21.25	18.88	19.01
Common:
— High	$50.07	$39.51	$42.32	$36.91
— Low	36.17	31.73	32.61	29.52

2009
Revenues	$406.8	$386.1	$341.3	$346.0
Operating income	92.2	83.9	43.1	47.6
Net income (loss)	35.2	28.6	7.1	(2.8)
Net income (loss) attributable to Kansas City Southern and subsidiaries	35.0	28.2	6.6	(2.7)

Per share data:
Basic earnings (loss) per common share	$0.34	$0.27	$0.07	$(0.09)
Diluted earnings (loss) per common share	0.34	0.27	0.07	(0.09)

Dividends per share:
$25 par preferred stock	$0.25	$0.25	$0.25	$0.25
$1 par series D preferred stock (i)	12.81	12.81	—	25.62

Stock price ranges:
$25 par preferred:
— High	$22.90	$21.00	$22.00	$21.00
— Low	19.55	17.50	17.68	14.27
Common:
— High	$34.57	$29.19	$17.98	$23.54
— Low	22.57	14.75	12.25	12.47

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

Note 17. Condensed Consolidating Financial Information

As discussed in Note 9, at December 31, 2010, KCSR has outstanding $275.0 million principal amount of 8.0% Senior Notes due June 1, 2015 and $123.5 million principal amount of 13.0% Senior Notes due December 15, 2013, which are unsecured obligations of KCSR, which are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCS and certain wholly-owned domestic subsidiaries. As a result, the following accompanying condensed consolidating financial information (in millions) has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.” The 8.0% Senior Notes were registered by means of an amendment to KCS’s shelf registration statement filed and automatically effective as of May 23, 2008. The 13.0% Senior Notes were registered under KCS’s shelf registration statement filed and automatically effective as of November 21, 2008.

Condensed Consolidating Statements of Income

	2010
	Parent	KCSR	Guarantor Consolidated Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$898.4	$22.0	$921.4	$(27.0)	$1,814.8
Operating expenses	4.2	666.3	24.5	662.8	(29.5)	1,328.3

Operating income (loss)	(4.2)	232.1	(2.5)	258.6	2.5	486.5
Equity in net earnings of unconsolidated affiliates	160.1	6.4	—	79.4	(226.2)	19.7
Interest income (expense)	(0.2)	(99.3)	0.3	(100.9)	42.0	(158.1)
Debt retirement costs	—	(15.8)	—	(52.5)	—	(68.3)
Foreign exchange gain	—	—	—	4.7	—	4.7
Other income, net	38.9	7.6	—	3.4	(45.2)	4.7

Income (loss) before income taxes and noncontrolling interest	194.6	131.0	(2.2)	192.7	(226.9)	289.2
Income tax expense (benefit)	13.8	48.3	(0.8)	47.9	—	109.2

Net income (loss)	180.8	82.7	(1.4)	144.8	(226.9)	180.0
Noncontrolling interest	—	—	—	(0.2)	—	(0.2)

Net income (loss) attributable to Kansas City Southern and subsidiaries	$180.8	$82.7	$(1.4)	$145.0	$(226.9)	$180.2

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Income—(Continued)

	2009
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$753.4	$17.8	$739.8	$(30.8)	$1,480.2
Operating expenses	4.1	602.9	18.8	620.9	(33.3)	1,213.4

Operating income (loss)	(4.1)	150.5	(1.0)	118.9	2.5	266.8
Equity in net earnings of unconsolidated affiliates	71.4	3.2	—	17.8	(84.7)	7.7
Interest income (expense)	(0.2)	(64.8)	1.6	(113.5)	3.2	(173.7)
Debt retirement costs	—	(5.3)	—	(0.6)	—	(5.9)
Foreign exchange gain	—	—	—	2.1	—	2.1
Other income, net	0.7	6.6	—	3.6	(5.7)	5.2

Income before income taxes and noncontrolling interest	67.8	90.2	0.6	28.3	(84.7)	102.2
Income tax expense	0.7	31.1	0.4	1.9	—	34.1

Net income	67.1	59.1	0.2	26.4	(84.7)	68.1
Noncontrolling interest	—	—	—	1.0	—	1.0

Net income attributable to Kansas City Southern and subsidiaries	$67.1	$59.1	$0.2	$25.4	$(84.7)	$67.1

	2008
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$925.4	$15.1	$944.7	$(33.1)	$1,852.1
Operating expenses	8.1	751.3	23.7	716.8	(35.2)	1,464.7

Operating income (loss)	(8.1)	174.1	(8.6)	227.9	2.1	387.4
Equity in net earnings of unconsolidated affiliates	188.4	4.0	—	16.7	(191.1)	18.0
Interest income (expense)	3.8	(57.8)	1.6	(90.2)	3.7	(138.9)
Debt retirement costs	—	(5.6)	—	—	—	(5.6)
Foreign exchange loss	—	—	—	(21.0)	—	(21.0)
Other income (expense), net	(1.1)	6.8	—	6.1	(5.8)	6.0

Income (loss) before income taxes and noncontrolling interest	183.0	121.5	(7.0)	139.5	(191.1)	245.9
Income tax expense (benefit)	0.9	42.1	(3.7)	24.5	—	63.8

Net income (loss)	182.1	79.4	(3.3)	115.0	(191.1)	182.1
Noncontrolling interest	0.3	—	—	—	—	0.3

Net income (loss) attributable to Kansas City Southern and subsidiaries	$181.8	$79.4	$(3.3)	$115.0	$(191.1)	$181.8

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Balance Sheets

	December 31, 2010
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$0.5	$212.6	$3.9	$412.2	$(31.0)	$598.2
Investments	—	28.2	—	18.2	—	46.4
Investments in consolidated subsidiaries	1,855.8	1.7	1.9	1,708.7	(3,568.1)	—
Property and equipment (including concession assets), net	—	1,829.3	213.7	2,859.4	—	4,902.4
Other assets	1.4	52.1	—	88.1	(47.7)	93.9

Total assets	$1,857.7	$2,123.9	$219.5	$5,086.6	$(3,646.8)	$5,640.9

Liabilities and equity:
Current liabilities	$(562.8)	$641.8	$131.4	$233.3	$(12.5)	$431.2
Long-term debt	0.2	704.1	0.4	916.9	—	1,621.6
Deferred income taxes	(15.6)	462.6	78.2	129.3	—	654.5
Other liabilities	4.2	140.0	0.3	141.6	(66.2)	219.9
Stockholders’ equity	2,431.7	175.4	9.2	3,382.9	(3,568.1)	2,431.1
Noncontrolling interest	—	—	—	282.6	—	282.6

Total liabilities and equity	$1,857.7	$2,123.9	$219.5	$5,086.6	$(3,646.8)	$5,640.9

	December 31, 2009
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$0.5	$219.1	$3.4	$428.8	$(38.0)	$613.8
Investments	—	29.5	—	17.3	—	46.8
Investments in consolidated subsidiaries	1,562.0	2.2	1.9	1,598.7	(3,164.8)	—
Property and equipment (including concession assets), net	—	1,717.5	212.1	2,792.8	—	4,722.4
Other assets	1.3	42.0	—	90.9	(62.9)	71.3

Total assets	$1,563.8	$2,010.3	$217.4	$4,928.5	$(3,265.7)	$5,454.3

Liabilities and equity:
Current liabilities	$(455.7)	$567.6	$124.0	$211.7	$(36.8)	$410.8
Long-term debt	0.2	793.8	0.4	1,147.5	(30.0)	1,911.9
Deferred income taxes	(27.8)	416.8	79.5	90.1	—	558.6
Other liabilities	4.1	142.0	3.0	132.2	(34.1)	247.2
Stockholders’ equity	2,043.0	58.7	10.5	3,064.2	(3,133.4)	2,043.0
Noncontrolling interest	—	31.4	—	282.8	(31.4)	282.8

Total liabilities and equity	$1,563.8	$2,010.3	$217.4	$4,928.5	$(3,265.7)	$5,454.3

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Cash Flows

	2010
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided (used)	$(70.6)	$343.9	$4.6	$218.4	$—	$496.3

Investing activities:
Capital expenditures	—	(161.4)	(5.0)	(120.9)	—	(287.3)
Acquisition of an intermodal facility, net of cash acquired	—	—	—	(25.0)	—	(25.0)
Property investments in MSLLC	—	—	—	(25.2)	—	(25.2)
Proceeds from sale (acquisition) of Mexrail, Inc.	(41.0)	—	—	41.0	—	—
Distribution to affiliates	(95.0)	—	—	—	95.0	—
Other investing activities	—	5.1	0.1	50.8	(30.0)	26.0

Net cash used	(136.0)	(156.3)	(4.9)	(79.3)	65.0	(311.5)

Financing activities:
Proceeds from issuance of long-term debt	—	—	—	480.7	—	480.7
Repayment of long-term debt	(0.4)	(152.1)	—	(717.2)	30.0	(839.7)
Proceeds from common stock issuance	214.9	—	—	—	—	214.9
Debt costs	—	(10.4)	—	(54.7)	—	(65.1)
Contribution from affiliates	—	—	—	95.0	(95.0)	—
Other financing activities	(7.7)	—	—	—	—	(7.7)

Net cash provided (used)	206.8	(162.5)	—	(196.2)	(65.0)	(216.9)

Cash and cash equivalents:
Net increase (decrease)	0.2	25.1	(0.3)	(57.1)	—	(32.1)
At beginning of year	(0.1)	12.7	0.3	104.6	—	117.5

At end of year	$0.1	$37.8	$—	$47.5	$—	$85.4

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Cash Flows—(Continued)

	2009
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided (used)	$(67.9)	$259.7	$6.2	$95.7	$(3.2)	$290.5

Investing activities:
Capital expenditures	—	(292.4)	(5.2)	(50.6)	1.4	(346.8)
Return of investment	—	—	—	101.0	(101.0)	—
Property investments in MSLLC	—	—	—	(22.0)	—	(22.0)
Other investing activities	—	107.0	(0.9)	(131.5)	50.2	24.8

Net cash used	—	(185.4)	(6.1)	(103.1)	(49.4)	(344.0)

Financing activities:
Proceeds from issuance of long-term debt	0.8	51.0	—	189.0	(38.7)	202.1
Repayment of long-term debt	(0.4)	(285.4)	—	(42.0)	8.7	(319.1)
Proceeds from common stock issuance	73.9	—	—	—	—	73.9
Other financing activities	(6.5)	(5.1)	—	(86.8)	82.6	(15.8)

Net cash provided (used)	67.8	(239.5)	—	60.2	52.6	(58.9)

Cash and cash equivalents:
Net increase (decrease)	(0.1)	(165.2)	0.1	52.8	—	(112.4)
At beginning of year	—	177.9	0.2	51.8	—	229.9

At end of year	$(0.1)	$12.7	$0.3	$104.6	$—	$117.5

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Cash Flows—(Continued)

	2008
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$1.3	$233.3	$1.0	$180.9	$(7.1)	$409.4

Investing activities:
Capital expenditures	—	(194.8)	(0.7)	(334.7)	—	(530.2)
Proceeds from disposal of property	—	17.7	—	3.2	—	20.9
Contribution from NS for MSLLC	—	—	—	27.0	—	27.0
Property investments in MSLLC	—	—	—	(30.4)	—	(30.4)
Other investing activities	0.5	(108.8)	(0.2)	86.8	—	(21.7)

Net cash provided (used)	0.5	(285.9)	(0.9)	(248.1)	—	(534.4)

Financing activities:
Proceeds from issuance of long- term debt	—	455.2	—	124.9	—	580.1
Repayment of long-term debt	(0.6)	(236.4)	—	(25.8)	—	(262.8)
Other financing activities	(1.0)	(15.9)	—	(8.1)	7.1	(17.9)

Net cash provided (used)	(1.6)	202.9	—	91.0	7.1	299.4

Cash and cash equivalents:
Net increase	0.2	150.3	0.1	23.8	—	174.4
At beginning of year	(0.2)	27.6	0.1	28.0	—	55.5

At end of year	$—	$177.9	$0.2	$51.8	$—	$229.9

Note 18. Geographic Information

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

The Company’s strategic initiatives, which drive its operational direction, are developed and managed at the Company’s headquarters and targets are communicated to its various activity centers. Corporate management is responsible for, among others, KCS’s marketing strategy, the oversight of large cross-border customer accounts, overall planning and control of infrastructure and rolling stock, the allocation of capital resources based upon growth and capacity constraints over the coordinated network, and other functions such as financial planning, accounting, and treasury.

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

The role of each region is to manage the operational activities and monitor and control costs over the coordinated rail network. Such cost control is required to ensure that pre-established efficiency standards set at the corporate level are attained. The activity centers are responsible for executing the overall corporate strategy and operating plan established by corporate management as a coordinated system.

The following tables (in millions) provide information by geographic area:

	Years ended December 31,
	2010	2009	2008
Revenues
U.S.	$1,020.1	$864.2	$1,033.6
Mexico	794.7	616.0	818.5

Total revenues	$1,814.8	$1,480.2	$1,852.1

	Years ended December 31,
	2010	2009
Property and equipment (including concession assets), net
U.S.	$2,626.2	$2,482.7
Mexico	2,276.2	2,239.7

Total property and equipment (including concession assets), net	$4,902.4	$4,722.4

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

KPMG LLP, the independent registered public accounting firm that audited the Company’s financial statements contained herein, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2010. The attestation report is included in Item 8 of this Form 10-K.

Item 9B.	Other Information

None.

Part III

The Company has incorporated by reference certain responses to the Items of this Part III pursuant to Rule 12b-23 under the Exchange Act and General Instruction G(3) to Form 10-K. The Company’s definitive proxy statement for the annual meeting of stockholders scheduled for May 5, 2011 (“Proxy Statement”), will be filed no later than 120 days after December 31, 2010.

Item 10.	Directors, Executive Officers and Corporate Governance

(a) Directors of the Company

The sections of the Company’s definitive proxy statement for the 2011 annual meeting of stockholders entitled “Proposal 1 — Election of Three Directors” and “The Board of Directors” are incorporated by reference in partial response to this Item 10.

(b) Executive Officers of the Company

See “Executive Officers of KCS and Subsidiaries” in Part I, Item 1 of this annual report incorporated by reference herein for information about the executive officers of the Company.

(c) Changes to Shareholder Nominating Procedures

The Information set forth in the Company’s definitive proxy statement for the 2011 annual meeting of stockholders is incorporated by reference in partial response to this Item 10.

(d) Audit Committee and Audit Committee Financial Experts

The section of the Company’s definitive proxy statement for the 2011 annual meeting of stockholders entitled “Board Committees — The Audit Committee” is incorporated by reference in partial response to this Item 10.

(e) Compliance with Section 16(a) of the Exchange Act

The response to Item 405 of Regulation S-K under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2011 annual meeting of stockholders is incorporated by reference in partial response to this Item 10.

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

(g) Annual Certification to the New York Stock Exchange

KCS’s common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “KSU”. As a result, the Chief Executive Officer is required to make annually, and he made on May 7, 2010, a CEO’s Annual Certification to the New York Stock Exchange in accordance with Section 303A.12 of the NYSE Listed Company Manual stating that he was not aware of any violations by KCS of the NYSE corporate governance listing standards.

Item 11.	Executive Compensation

The sections of the Company’s definitive proxy statement for the 2011 annual meeting of stockholders entitled “Non-Management Director Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Management Compensation Tables,” and “Board Committees — The Compensation Committee — Compensation Committee Interlocks and Insider Participation” are incorporated by reference in response to this Item 11.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The section of the Company’s definitive proxy statement for the 2011 annual meeting of stockholders entitled “Beneficial Ownership” is incorporated by reference in partial response to this Item 12.

Equity Compensation Plan Information

The following table provides information as of December 31, 2010, about the common stock that may be issued upon the exercise of options, warrants and rights, as well as shares remaining available for future issuance under the Company’s existing equity compensation plans.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans-Excluding Securities Reflected in the First Column (i)
Equity compensation plans:
Approved by security holders	689,356	$22.47	5,764,714
Not approved by security holders	—	—	—

Total	689,356	$22.47	5,764,714

(i)	Includes 3,937,110 shares available for issuance under the 2009 Employee Stock Purchase Plan and 1,827,604 shares available for issuance under the 2008 Plan as awards in the form of Nonvested Shares, Bonus Shares, Performance Units or Performance Shares or issued upon the exercise of Options (including ISOs), stock appreciation rights or limited stock appreciation rights awarded under the 2008 Plan.

The Company has no knowledge of any arrangement the operation of which may at a subsequent date result in a change of control of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The sections of the Company’s definitive proxy statement for the 2011 annual meeting of stockholders entitled “Insider Disclosures,” “The Board of Directors — Non-Management Director Independence” and “Board Committees — The Compensation Committee — Compensation Committee Interlocks and Insider Participation” are incorporated by reference in response to this Item 13.

Item 14.	Principal Accountant Fees and Services

The sections of the Company’s definitive proxy statement for the 2011 annual meeting of stockholders entitled “Board Committees — the Audit Committee” and “Independent Registered Public Accounting Firm” are incorporated by reference in partial response to this Item 14.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a) List of Documents filed as part of this Report

(1) Financial Statements

The consolidated financial statements and related notes, together with the reports of KPMG LLP, Independent Registered Public Accounting Firm, appear in Part II Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

(2) Financial Statement Schedules

None.

(3) List of Exhibits

(a) Exhibits

The Company has attached or incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

Exhibit	Description
(1)	Underwriting Agreement

1.1	Purchase Agreement dated April 28, 2010, between Kansas City Southern (“KCS” or the “Company”) and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities, Inc., as Representatives of the several Underwriters named therein, covering up to 5,769,230 shares of the Company’s common stock, par value $0.01 per share filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K on April 30, 2010 (File No. 1-4717), is incorporated by reference as Exhibit 1.1.

(3)	Articles of Incorporation and Bylaws Articles of Incorporation

3.1	Restated Certificate of Incorporation, filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed on October 26, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 3.1.

3.2	The Amended and Restated By-Laws of the Company, as amended and restated on June 28, 2010, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on June 29, 2010 (File No. 1-4717), are incorporated herein by reference as Exhibit 3.2.

3.3	Certificate of Elimination of the New Series Preferred Stock, Series A of the Company, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 26, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 3.3.

3.4	Certificate of Elimination of the Series B Convertible Preferred Stock of the Company, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on October 26, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 3.4.

3.5	Certificate of Elimination of the 4.25% Redeemable Cumulative Convertible Perpetual Preferred Stock, Series C of the Company, filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed on October 26, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 3.5.

3.6	Certificate of Designations of 5.125% Cumulative Convertible Perpetual Preferred Stock, Series D, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on December 15, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 3.6.

Exhibit	Description
(4)	Instruments Defining the Right of Security Holders, Including Indentures

4.1	As permitted by Item 601(b)(4)(iii)(A) of Regulation S-K, the Company has not filed with this Annual Report on Form 10-K certain instruments defining the rights of holders of long-term debt of the Company and its subsidiaries because the total amount of securities authorized under any of such instruments does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of any such agreements to the Securities and Exchange Commission upon request.

4.2	Indenture, dated April 19, 2005, between TFM and The Bank of Nova Scotia Trust Company of New York, covering up to $460,000,000 of TFM’s 9 3/8% Senior Notes due 2012 (the “2005 KCSM Indenture”), filed as Exhibit 4.13 to the Company’s 2006 S-1 Registration Statement (Registration No. 333-138831) on December 1, 2006, is incorporated herein by reference as Exhibit 4.2.

4.3	Indenture, dated November 21, 2006, between Kansas City Southern de México, S.A. de C.V. (“KCSM”) and U.S. Bank National Association, as trustee and paying agent, covering up to $175,000,000 of KCSM’s 7 5/8% Senior Notes due 2013 (the “2006 KCSM Indenture”), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on November 28, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.3.

4.4	Indenture, dated May 16, 2007, between KCSM and U.S. Bank National Association, as trustee and paying agent, covering up to $165,000,000 of KCSM’s 7 3/8% Senior Notes due 2014 (the “2007 KCSM Indenture”), filed as Exhibit 4.14 to the Company’s Form 10-K for the year ended December 31, 2007 filed on February 15, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.4.

4.5	Indenture, dated May 30, 2008, among The Kansas City Southern Railway Company (“KCSR”), the Company and certain subsidiaries of the Company, and U.S. Bank National Association, as trustee, covering up to $275,000,000 of KCSR’s 8% Senior Notes due 2015 (the “May 2008 Indenture”), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 2, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.5.

4.6	Indenture, dated December 18, 2008 among KCSR, the Company and certain subsidiaries of the Company, and U.S. Bank National Association, as trustee, covering up to $190,000,000 of KCSR’s 13% Senior Notes due 2013 (the “December 2008 Indenture”), filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 19, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.6.

4.7	Indenture, dated March 30, 2009, between KCSM and U.S. Bank National Association, as trustee and paying agent, covering up to $200,000,000 of KCSR’s 12 1/2% Senior Notes due 2016 (the “2009 KCSM Indenture”), filed as Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended March 31, 2009 filed on April 30, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.7.

4.7.1	First Supplemental Indenture to the 2009 KCSM Indenture, dated November 12, 2009, between KCSM, as issuer, and U.S. Bank National Association, as trustee and paying agent (the “2009 KCSM Supplemental Indenture”), filed as Exhibit 4.15.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 12, 2010, is incorporated herein by reference as Exhibit 4.7.1.

4.7.2	Registration Rights Agreement, dated March 30, 2009, between KCSM and Banc of America Securities, LLC, as representative of the placement agents listed therein (“2009 KCSM Registration Rights Agreement”), filed as Exhibit 2.1 to the Company’s Form 10-Q for the quarter ended March 31, 2009, filed April 30, 2009 (File No. 1-4717), is incorporated by reference as Exhibit 4.7.2.

Exhibit	Description
4.8	Indenture, dated January 22, 2010, between KCSM and U.S. Bank National Association, as trustee and paying agent, covering up to $300,000,000 of KCSM’s 8% Senior Notes due 2018 (the “2010 KCSM Indenture”), filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on January 28, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.8.

4.8.1	Registration Rights Agreement, dated January 22, 2010, between KCSM and Banc of America Securities, LLC, as representative of the placement agents listed therein (the “2010 KCSM Registration Rights Agreement”), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on January 28, 2010 (File No. 1-4717), is incorporated by reference as Exhibit 4.8.1.

4.9	Indenture, dated December 20, 2010, among KCSM and U.S. Bank National Association, as trustee and paying agent, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on December 2010, is incorporated herein by reference as Exhibit 4.9.

4.9.1	Registration Rights Agreement, dated December 20, 2010, among KCSM, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Scotia Capital (USA) Inc., BBVA Securities Inc., Citigroup Global Markets Inc. and USB Securities LLC, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on December 2010, is incorporated herein by reference as Exhibit 4.9.1

(10)	Material Contracts.

10.1	Form of Officer Indemnification Agreement attached as Exhibit 10.1 to the Company’s Form 10-K for the year ended December 31, 2001 filed on March 29, 2002 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.1.

10.2	Form of Director Indemnification Agreement attached as Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2001 filed on March 29, 2002 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.2.

10.3	Directors Deferred Fee Plan, adopted August 20, 1982, as amended and restated effective May 2, 2007.

10.4	Kansas City Southern 1991 Amended and Restated Stock Option and Performance Award Plan, as amended and restated effective as of August 7, 2007 (the “Amended 1991 Plan”), filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2007 filed on October 26, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.4.

10.4.1	First Amendment to the Kansas City Southern 1991 Amended and Restated Stock Option and Performance Award Plan, effective July 2, 2008, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 8, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.4.1.

10.4.2	Form of Non-Qualified Stock Option Award Agreement for employees under the Amended 1991 Plan, filed as Exhibit 10.8.2 to the Company’s Form 10-K for the year ended December 31, 2004 filed on March 30, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.4.2.

10.4.3	Form of Non-Qualified Stock Option Award Agreement for Directors under the Amended 1991 Plan, filed as Exhibit 10.8.3 to the Company’s Form 10-K for the year ended December 31, 2004 filed on March 30, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.4.3.

10.4.4	Form of Non-Qualified Stock Option Award agreement for employees under the Amended 1991 Plan (referencing threshold dates), filed as Exhibit 10.8.4 to the Company’s Form 10-K for the year ended December 31, 2004 filed on March 30, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.4.4.

Exhibit	Description
10.4.5	Form of Restricted Shares Award and Performance Shares Award Agreement under the Amended 1991 Plan, filed as Exhibit 10.5.4 to the Company’s Form 10-K for the year ended December 31, 2006 filed on February 27, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.4.5.

10.4.6	Form of Restricted Shares Award Agreement (non-management directors) under the Amended 1991 Plan, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 11, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.4.6.

10.4.7	Form of Restricted Shares Award Agreement (cliff vesting) under the Amended 1991 Plan, filed as Exhibit 10.5.6 to the Company’s Form 10-K for the year ended December 31, 2007 filed on February 15, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.4.7.

10.4.8	Form of Restricted Shares Award Agreement under the Amended 1991 Plan (applicable to restricted shares to be purchased), filed as Exhibit 10.8.7 to the Company’s Form 10-K for the year ended December 31, 2004 filed on March 30, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.4.8.

10.4.9	Form of Restricted Shares Award and Performance Shares Award Agreement for Interim Awards under the Amended 1991 Plan, filed as Exhibit 10.5.8 to the Company’s Form 10-K for the year ended December 31, 2007 filed on February 15, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.4.9.

10.4.10	Form of Restricted Shares Award Agreement (consultants) under the Amended 1991 Plan, filed as Exhibit 10.5.9 to the Company’s Form 10-K for the year ended December 31, 2007 filed on February 15, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.4.10.

10.4.11	Form of Restricted Shares Award Agreement (executive plan) under the Amended 1991 Plan, filed as Exhibit 10.5.10 to the Company’s Form 10-K for the year ended December 31, 2007 filed on February 15, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.4.11.

10.5	Employment Agreement, as amended and restated January 1, 2001, between the Company and Warren K. Erdman.

10.5.1	Amendment to Employment Agreement, dated August 1, 2001, between the Company and Warren K. Erdman.

10.5.2	Addendum to Employment Agreement, dated August 18, 2004, between the Company and Warren K. Erdman.

10.5.3	Addendum to Employment Agreement, dated April 20, 2009, among the Company, KCSR and Warren K. Erdman.

10.6	Employment Agreement, as amended and restated January 1, 2001, among the Company, KCSR and Michael R. Haverty, filed as Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2001 filed on March 29, 2002 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.6.

10.6.1	Addendum to Employment Agreement dated August 18, 2004 between KCSR, the Company and Michael R. Haverty, filed as Exhibit 10.8.1 to the Company’s Form 10-K for the year ended December 31, 2007 filed on February 15, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.6.1.

10.6.2	Amendment to Amended and Restated Employment Agreement effective January 1, 2005 among KCSR, the Company and Michael R. Haverty, filed as Exhibit 10.8.2 to the Company’s Form 10-K for the year ended December 31, 2007 filed on February 15, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.6.2.

Exhibit	Description
10.6.3	Addendum to Employment Agreement effective January 1, 2009, between the Company, KCSR and Michael R. Haverty, filed as Exhibit 10.7.3 to the Company’s Form 10-K for the year ended December 31, 2008 filed on February 17, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.6.3.

10.6.4	Addendum to Employment Agreement, dated June 28, 2010, among the Company, KCSR and Michael Haverty, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2010 (File No. 1-4717) is incorporated herein by reference as Exhibit 10.6.4.

10.7	Employment Agreement, dated May 15, 2006, between KCSR and Patrick J. Ottensmeyer (the “Ottensmeyer Employment Agreement”), attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 12, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.7.

10.7.1	Amendment No. 1 to the Ottensmeyer Employment Agreement, dated May 7, 2007, filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2007 filed on July 27, 2007 (File No. 1-4717), is incorporated by reference as Exhibit 10.7.1.

10.7.2	Addendum to Employment Agreement effective January 1, 2009, between the Company, KCSR and Patrick J. Ottensmeyer, filed as Exhibit 10.8.2 to the Company’s Form 10-K for the year ended December 31, 2008 filed on February 17, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.7.2.

10.8	Kansas City Southern Executive Plan, as amended and restated January 1, 2009, filed as Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2008 filed on February 17, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.8.

10.9	The Amended and Restated Kansas City Southern Annual Incentive Plan, as approved by the Company’s Compensation and Organization Committee on January 1, 2008, filed as Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2008 filed on February 17, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.9.

10.10	Amended and Restated Credit Agreement, dated April 28, 2006, among KCSR, KCS, the subsidiary guarantors, the lenders party thereto, The Bank of Nova Scotia, Morgan Stanley Senior Funding, Inc., Harris Bank, N.A., LaSalle Bank National Association and Bank of Tokyo-Mitsubishi UFJ Trust Company, and Scotia Capital, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2006 filed on May 9, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.10.

10.10.1	Amendment No. 1 to the Amended and Restated Credit Agreement, dated May 31, 2007, among KCSR, KCS, the subsidiary guarantors, the lenders party thereto and The Bank of Nova Scotia, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2007 filed on July 27, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.10.1.

10.10.2	Second Amendment, dated March 16, 2010, to Amended and Restated Credit Agreement, dated April 28, 2006, among KCSR, KCS, the subsidiary guarantors, the lenders party thereto and The Bank of Nova Scotia filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 22, 2010 (File No. 1-4717) is incorporated herein by reference as Exhibit 10.10.2.

10.10.3	Security Agreement, dated March 30, 2004, from KCS, KCSR and certain other subsidiaries of KCS to The Bank of Nova Scotia as Collateral Agent, filed as Exhibit 10.19.1 to the Company’s Form 10-K for the year ended December 31, 2004 filed on March 30, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.10.3.

10.10.4	Amendment No. 1 to the Security Agreement, dated December 22, 2004, among KCSR, KCS, the subsidiary guarantors, the lenders party thereto and The Bank of Nova Scotia, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 29, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.10.4.

Exhibit	Description
10.10.5	Amendment No. 1 to the Security Agreement, dated as of November 29, 2006, among KCSR, KCS, the subsidiary guarantors, The Bank of Nova Scotia, as collateral agent and administrative agent, and the lenders party thereto, filed as Exhibit 10.15.2 to the Company’s Form 10-K for the year ended December 31, 2007 filed on February 15, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.10.5.

10.11	Lease Agreement, originally dated June 26, 2001 and amended March 26, 2002, between KCSR and Broadway Square Partners LLP, filed as Exhibit 10.34 to the Company’s Form 10-K for the year ended December 31, 2001 filed on March 29, 2002 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.11.

10.12	Agreement to Forego Compensation between A. Edward Allinson and the Company, fully executed on March 30, 2001; Loan Agreement between A. Edward Allinson and the Company fully executed on September 18, 2001; and the Promissory Note executed by the Trustees of The A. Edward Allinson Irrevocable Trust Agreement dated, June 4, 2001, Courtney Ann Arnot, A. Edward Allinson III and Bradford J. Allinson, Trustees, as Maker, and the Company, as Holder, filed as Exhibit 10.36 to the Company’s Form 10-K for the year ended December 31, 2002 filed on March 28, 2003 (File No. 1-4717), are incorporated herein by reference as Exhibit 10.12.

10.13	Agreement to Forego Compensation between Michael G. Fitt and the Company, fully executed on March 30, 2001; Loan Agreement between Michael G. Fitt and the Company, fully executed on September 7, 2001; and the Promissory Note executed by the Trustees of The Michael G. and Doreen E. Fitt Irrevocable Insurance Trust, Anne E. Skyes, Colin M-D. Fitt and Ian D.G. Fitt, Trustees, as Maker, and the Company, as Holder, filed as Exhibit 10.37 to the Company’s Form 10-K for the year ended December 31, 2002 filed March 28, 2003 (File No. 1-4717), are incorporated herein by reference as Exhibit 10.13.

10.14	Kansas City Southern Employee Stock Ownership Plan, as amended and restated, effective April 1, 2002, (the “Amended Employee Stock Ownership Plan”), filed as Exhibit 10.38 to the Company’s Form 10-K for the year ended December 31, 2002 filed March 28, 2003 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.14.

10.14.1	Amendment to the Amended Employee Stock Ownership Plan, dated June 30, 2003 and effective as of January 1, 2001, filed as Exhibit 10.38.2 to the Company’s Form 10-K for the year ended December 31, 2003 filed March 30, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.14.1.

10.14.2	Second Amendment to the Amended Employee Stock Ownership Plan, dated December 3, 2003 and effective as of January 1, 2003, filed as Exhibit 10.38.3 to the Company’s Form 10-K for the year ended December 31, 2003 filed March 30, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.14.2.

10.14.3	Amendment to the Amended Employee Stock Ownership Plan, dated and effective October 29, 2007, filed as Exhibit 10.24.3 to the Company’s Form 10-K for the year ended December 31, 2007 filed February 15, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.14.3.

10.15	Transaction Agreement, dated December 1, 2005, among the Company, KCSR, Norfolk Southern Corporation and The Alabama Great Southern Railroad Company (the “Transaction Agreement”), filed as Exhibit 10.46 to the Company’s Form 10-K for the year ended December 31, 2005 filed April 7, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.15.

10.15.1	Amendment No. 1 to the Transaction Agreement, dated January 17, 2006, filed as Exhibit 10.47 to the Company’s Form 10-K for the year ended December 31, 2005 filed April 7, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.15.1.

Exhibit	Description
10.15.2	Amendment No. 2 to the Transaction Agreement, dated May 1, 2006, filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2006 filed May 9, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.15.2.

10.15.3	Limited Liability Company Agreement of Meridian Speedway, LLC, dated May 1, 2006, between the Alabama Great Southern Railroad Company and the Company, filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2006 filed May 9, 2006, (File No. 1-4717), is incorporated herein by reference as Exhibit 10.15.3.

10.16	Participation Agreement, dated December 20, 2005, among KCSR, KCSR Trust 2005-1 (acting through Wilmington Trust Company, as owner trustee) (“2005 Trust”), GS Leasing (KCSR 2005-1) LLC, Wells Fargo Bank Northwest, National Association, Export Development Canada, and KFW, filed as Exhibit 10.48 to the Company’s Form 10-K for the year ended December 31, 2005 filed April 7, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.16.

10.16.1	Equipment Lease Agreement, dated December 20, 2005, between KCSR and the KCSR Trust 2005-1, filed as Exhibit 10.49 to the Company’s Form 10-K for the year ended December 31, 2005 filed April 7, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.16.1.

10.17	Participation Agreement, dated August 2, 2006, among KCSR, KCSR Trust 2006-1 (acting through Wilmington Trust Company, as owner trustee) (“2006 Trust”), HSH Nordbank AG, New York Branch, Wells Fargo Bank Northwest, National Association, and DVB Bank AG, filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 30, 2006 filed November 9, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.17.

10.17.1	Equipment Lease Agreement, dated August 2, 2006, between KCSR and the KCSR Trust 2006-1, filed as Exhibit 10.41 to the Company’s Form 10-Q for the quarter ended September 30, 2006 filed November 9, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.17.1

10.18	Lease Agreement, dated September 25, 2005, between KCSR and Louisiana Southern Railroad, Inc., filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2005 filed August 15, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.18.

10.19	Lease Agreement, dated September 25, 2005, between KCSR and Alabama Southern Railroad, Inc., filed as Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended June 30, 2005 filed August 15, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.19.

10.20	Lease Agreement, dated September 25, 2005, between KCSR and Arkansas Southern Railroad, Inc., filed as Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended June 30, 2005 filed August 15, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.20.

10.21	Lease Agreement, dated September 25, 2005, between KCSR and Arkansas Southern Railroad, Inc., filed as Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended June 30, 2005 filed August 15, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.21.

10.22	Lease Agreement, dated September 25, 2005, between KCSR and Louisiana Southern Railroad, Inc., filed as Exhibit 10.9 to the Company’s Form 10-Q for the quarter ended June 30, 2005 filed August 15, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.22.

10.23	Equipment Lease Agreement, dated April 4, 2007, between KCSR and High Ridge Leasing, LLC, filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2007 filed May 2, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.23.

10.24	Credit Agreement, dated June 14, 2007, among KCSM as borrower, Arrendadora KCSM as guarantor, Bank of America, N.A. as administrative agent, and the other lenders named therein (the “2007 KCSM Credit Agreement”), filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2007 filed July 27, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.24.

Exhibit	Description
10.24.1	Amendment No. 1 and Waiver No. 1, dated December 19, 2007, to the 2007 KCSM Credit Agreement, filed as Exhibit 10.49.1 to the Company’s Form 10-K for the year ended December 31, 2007 filed February 15, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.24.1.

10.24.2	Amendment No. 2, dated as of December 19, 2008, to the 2007 KCSM Credit Agreement, filed as Exhibit 10.43.2 to the Company’s Form 10-K for the year ended December 31, 2008 filed February 17, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.24.2.

10.24.3	Amendment No. 3 and Waiver No. 2 dated as of February 11, 2009, to the 2007 KCSM Credit Agreement, filed as Exhibit 10.43.3 to the Company’s Form 10-K for the year ended December 31, 2008 filed February 17, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.24.3.

10.25	Participation Agreement, dated September 27, 2007, among KCSR, KCSR 2007-1 Statutory Trust (acting through U.S. Bank Trust National Association, as owner trustee) (“2007 Trust”), U.S. Bank Trust National Association, GS Leasing (KCSR 2007-1) LLC, Wilmington Trust Company, and KfW, filed as Exhibit 10.51 to the Company’s Form 10-K for the year ended December 31, 2007 filed February 15, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.25.

10.25.1	Equipment Lease Agreement, dated September 27, 2007, between KCSR and the KCSR 2007-1 Statutory Trust, filed as Exhibit 10.52 to the Company’s Form 10-K for the year ended December 31, 2007 filed February 15, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.25.

10.26	Kansas City Southern 2008 Stock Option and Performance Award Plan (the “2008 Plan”), filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 7, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.26.

10.26.1	Form of Non-Qualified Stock Option Award Agreement under the 2008 Plan, filed as Exhibit 10.47.1 to the Company’s Form 10-K for the year ended December 31, 2008 filed February 17, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.26.1.

10.26.2	Form of Restricted Shares Award Agreement (cliff vesting) under the 2008 Plan, filed as Exhibit 10.47.2 to the Company’s Form 10-K for the year ended December 31, 2008 filed February 17, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.26.2.

10.26.3	Form of Restricted Shares Award Agreement (graded vesting) under the 2008 Plan, filed as Exhibit 10.47.3 to the Company’s Form 10-K for the year ended December 31, 2008 filed February 17, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.26.3.

10.26.4	Form of Restricted Shares Award Agreement under the 2008 Plan (applicable to restricted shares to be purchased), filed as Exhibit 10.47.4 to the Company’s Form 10-K for the year ended December 31, 2008 filed February 17, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.26.4.

10.26.5	Form of Restricted Shares Award and Performance Shares Award Agreement under the 2008 Plan, filed as Exhibit 10.47.5 to the Company’s Form 10-K for the year ended December 31, 2008 filed February 17, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.26.5.

10.26.6	Form of Restricted Shares Award Agreement (performance based vesting) under the 2008 Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 17, 2010 (File No. 1-4717) is incorporated herein by reference as Exhibit 10.26.6.

Exhibit	Description
10.27	Participation Agreement (KCSR 2008-1) dated as of April 1, 2008, among KCSR, KCSR 2008-1 Statutory Trust (acting through U.S. Bank Trust National Association, not in its individual capacity, but solely as Owner Trustee) (“KCSR 2008-1 Statutory Trust”), U.S. Bank Trust National Association (only in its individual capacity as expressly provided therein), MetLife Capital, Limited Partnership (as Owners Participant), Wilmington Trust Company (as Indenture Trustee) and Export Development Canada (as Loan Participant), filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2008 filed April 24, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.27.

10.27.1	Equipment Lease Agreement (KCSR 2008-1) dated as of April 1, 2008, between KCSR 2008-1 Statutory Trust (as Lessor) and KCSR (as Lessee), filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2008 filed April 24, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.27.1.

10.28	ATM Equity OfferingSM Sales Agreement dated as of April 27, 2009, between the Company and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on May 1, 2009 (File No. 1-4717) is incorporated hereby by reference as Exhibit 10.28.

10.29	Loan and Security Agreement, dated February 26, 2008, between KCSM and Export Development Canada, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2008 filed April 24, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.29.

10.30	Loan Agreement, dated as of September 24, 2008, between KCSM and DVB Bank AG, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2008 filed October 28, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.30.

10.31	Amended and Restated Kansas City Southern Annual Incentive Plan, as approved by the Company’s Compensation and Organization Committee on March 10, 2009, filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2009 filed April 30, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.31.

10.32	English translation of the Employment Agreement, dated April 20, 2006, between Kansas City Southern de México, S.A. de C.V. and José Guillermo Zozaya Delano, filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2009 filed April 30, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.32.

10.33	Employment Agreement, dated August 15, 2008, between KCSR and Michael W. Upchurch, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 22, 2008 (File No. 1-4717) is incorporated herein by reference as Exhibit 10.33.

10.34	Employment Agreement, dated September 10, 2008, between KCSR and David Starling filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 15, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.34.

10.34.1	Addendum to Employment Agreement, dated June 28, 2010, among the Company, KCSR and David L. Starling, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 29, 2010 (File No. 1-4717) is incorporated herein by reference as Exhibit 10.34.1.

10.35	Employment Agreement, dated September 28, 2009, between KCSR and Mary K. Stadler, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 2, 2009 (File No. 1-4717) is incorporated herein by reference as Exhibit 10.35.

10.36	Common Stock Purchase Agreement, dated July 31, 2009, between Kansas City Southern and the Investors, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 4, 2009 (File No. 1-4717) is incorporated herein by reference as Exhibit 10.36.

Exhibit	Description
10.37	Confidential Severance Agreement and Full and General Release dated September 3, 2009, between KCSR and Scott E. Arvidson, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 10, 2009 (File No. 1-4717) is incorporated herein by reference as Exhibit 10.37.

10.38	Placement Agreement, dated January 7, 2010, between KCSM and Banc of America Securities LLC, as representative of the placement agents listed therein, filed as Exhibit 10.1 to KCSM’s Current Report on Form 8-K, filed on January 13, 2010 (File No. 333-08322), is incorporated herein by reference as Exhibit 10.38.

10.39	Settlement Agreement, dated February 9, 2010, between KCSM and Ferrocarril Mexicano S.A. de C.V. (“Ferromex”), Ferrosur S.A. de C.V., Minera Mexico, S.A. de C.V., Infraestructura y Transportes Ferroviarios, S.A. de C.V., Infraestructura y Transportes Mexico, S.A. de C.V., Lineas Ferroviarias de Mexico, S.A. de C.V., Grupo Ferroviario Mexicano, S.A. de C.V., and Grupo Mexico, S.A. B. de C.V., filed as Exhibit 10.1 to the Company’s Form 10-Q filed on April 27, 2010 (File No. 1-4717) is incorporated herein by reference as Exhibit 10.39.

10.40	Trackage Rights Agreement, dated February 9, 2010, between KCSM and Ferromex, filed as Exhibit 10.2 to the Company’s Form 10-Q filed on April 27, 2010 (File No. 1-4717) is incorporated herein by reference as Exhibit 10.40.

10.41	Credit Agreement, dated August 30, 2010, between KCSM, the lenders defined therein and The Bank of Nova Scotia, as administrative agent for the Lenders, Scotiabank Inverlat, S.A., Institucion de Banca Multiple, Grupo Financiero Scotiabank Inverlat, as collateral agent and Scotia Capital and Banc of America Securities LLC, as joint lead arrangers and joint bookrunners, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 3, 2010 (File No. 1-4717) is incorporated herein by reference as Exhibit 10.41.

10.41.1	Subsidiary Guaranty, dated August 30, 2010, between each subsidiary of KCSM from time to time party thereto, in favor of The Bank of Nova Scotia, filed as Exhibit 10.21 to the Company’s Current Report on Form 8-K, filed on September 3, 2010 (File No. 1-4717) is incorporated herein by reference as Exhibit 10.41.1

10.41.2	Pledge Without Transfer of Possession Agreement, dated August 30, 2010, among KCSM, Arrendadora KCSM, S. de R.L. de C.V., Highstar Harbor Holdings Mexico, S. de R.L. de C.V., MTC Puerta Mexico, S. de R.L. de C.V., and Vamos a Mexico, S.A. de C.V., and Scotiabank Inverlat, S.A., Institucion de Banca Multiple, Grupo Financiero Scotiabank Inverlat, as collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as pledgee (English translation of document executed in Spanish), filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 3, 2010 (File No. 1-4717) is incorporated herein by reference as Exhibit 10.41.2.

10.41.3	Stock Pledge Agreement, dated August 30, 2010, among MTC Puerta Mexico, S. de R.L. de C.V. and Highstar Harbor Holdings Mexico, S. de R.L. de C.V., as pledgors, Scotiabank Inverlat, S.A., Institucion de Banca Multiple, Grupo Financiero Scotiabank Inverlat, in its capacity as collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as pledge, and Vamos a Mexico, S.A. de C.V. (English translation of document executed in Spanish), filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on September 3, 2010 (File No. 1-4717) is incorporated herein by reference as Exhibit 10.41.3.

10.41.4	Partnership Interest Pledge Agreement, dated August 30, 2010, among KCSM, KCSM Holdings, LLC, as pledgors, Scotiabank Inverlat, S.A., Institucion de Banca Multiple, Grupo Financiero Scotiabank Inverlat, in its capacity as collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as pledge and Arrendadora KCSM, S. de R.L. de C.V. (English translation of document executed in Spanish) filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on September 3, 2010 (File No. 1-4717) is incorporated herein by reference as Exhibit 10.41.4.

Exhibit	Description
10.41.5	Partnership Interest Pledge Agreement, dated August 30, 2010, among KCSM and Nafta Rail, S.A. de C.V., as pledgors, Scotiabank Inverlat, S.A., Institucion de Banca Multiple, Grupo Financiero Scotiabank Inverlat, in its capacity as collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as pledge and Highstar Harbor Holdings Mexico, S. de R.L. de C.V. (English translation of document executed in Spanish), filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on September 3, 2010 (File No. 1-4717) is incorporated herein by reference as Exhibit 10.41.5.

10.41.6	Partnership Interest Pledge Agreement, dated August 30, 2010, among Highstar Harbor Holdings Mexico, S. de R.L. de C.V. and Nafta Rail, S.A. de C.V., as pledgors, Scotiabank Inverlat, S.A., Institucion de Banca Multiple, Grupo Financiero Scotiabank Inverlat, in its capacity as collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as pledge and MTC Puerta Mexico, S. de R.L. de C.V., (English translation of document executed in Spanish), filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on September 3, 2010 (File No. 1-4717) is incorporated herein by reference as Exhibit 10.41.6.

10.41.7	Intercompany Subordination Agreement, dated August 30, 2010, between KCSM and each of the persons defined therein, in favor of The Bank of Nova Scotia, as administrative agent for each of the secured parties defined therein, filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on September 3, 2010 (File No. 1-4717) is incorporated herein by reference as Exhibit 10.41.7.

10.42	Placement Agreement, dated December 14, 2010, among KCSM, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Scotia Capital (USA) Inc., BBVA Securities Inc., Citigroup Global Markets Inc. and UBS Securities LLC, filed as Exhibit 10.77 to the Company’s Current Report on Form 8-K, filed on December 20, 2010 (File No. 1-4717) is incorporated herein by reference as Exhibit 10.42.

(12)	Statements Re Computation of Ratios

12.1	Computation of Ratio of Earnings to Fixed Charges

(18)	Letter Re Change in Accounting Principles

18.1	Letter regarding change in accounting principles, filed as Exhibit 18.1 to the Company’s Form 10-Q for the quarter ended March 30, 2010 filed on April 27, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 18.1.

(21)	Subsidiaries of the Company

21.1	Subsidiaries of the Company

(23)	Consents of Experts and Counsel

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm, is attached to this Form 10-K as Exhibit 23.1.

(24)	Power of Attorney (included on the signature page).

(31)	Section 302 Certifications

31.1	Certification of David L Starling, Chief Executive Officer of the Company, is attached to this Form 10-K as Exhibit 31.1.

31.2	Certification of Michael W. Upchurch, Chief Financial Officer of the Company, is attached to this Form 10-K as Exhibit 31.2.

Exhibit	Description
(32)	Section 1350 Certifications

32.1	Certification of David L. Starling, Chief Executive Officer of the Company, furnished pursuant to 18 U.S.C. Section 1350, is attached to this Form 10-K as Exhibit 32.1.

32.2	Certification of Michael W. Upchurch, Chief Financial Officer of the Company, furnished pursuant to 18 U.S.C. Section 1350, is attached to this Form 10-K as Exhibit 32.2.

(101)	Interactive Data File

101	The following financial information from Kansas City Southern’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the years ended December 31, 2010, 2009, and 2008, (ii) Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008, (iv) Consolidated Statements of Changes in Equity and Comprehensive Income for the Three Years ended December 31, 2010, 2009, and 2008 and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kansas City Southern

By:	/S/ DAVID L. STARLING
David L. Starling
President, Chief Executive Officer and Director

February 9, 2011

POWER OF ATTORNEY

Know all people by these presents, that each person whose signature appears below constitutes and appoints David L. Starling and Michael W. Upchurch, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could do in person, hereby confirming all that said attorneys-in-fact and agents or either of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 9, 2011.

Signature	Title

/S/ MICHAEL R. HAVERTY Michael R. Haverty	Executive Chairman of the Board and Director.

/S/ DAVID L. STARLING David L. Starling	President, Chief Executive Officer and Director.

/S/ MICHAEL W. UPCHURCH Michael W. Upchurch	Executive Vice President and Chief Financial Officer (Principal Financial Officer).

/S/ MARY K. STADLER Mary K. Stadler	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer).

/S/ LU M. CÓRDOVA Lu M. Córdova	Director.

/S/ HENRY R. DAVIS Henry R. Davis	Director.

/S/ ROBERT J. DRUTEN Robert J. Druten	Director.

Signature	Title

/S/ TERRENCE P. DUNN Terrence P. Dunn	Director.

/S/ ANTONIO O. GARZA, JR. Antonio O. Garza, Jr.	Director.

/S/ THOMAS A. MCDONNELL Thomas A. McDonnell	Director.

/S/ RODNEY E. SLATER Rodney E. Slater	Director.

Kansas City Southern

2010 Form 10-K Annual Report

Index to Exhibits

Exhibit	Document
10.3	Directors Deferred Fee Plan, adopted August 20, 1982, as amended and restated effective May 2, 2007.

10.5	Employment Agreement, as amended and restated January 1, 2001, between the Company and Warren K. Erdman.

10.5.1	Amendment to Employment Agreement, dated August 1, 2001, between the Company and Warren K. Erdman.

10.5.2	Addendum to Employment Agreement, dated August 18, 2004, between the Company and Warren K. Erdman.

10.5.3	Addendum to Employment Agreement, dated April 20, 2009, among the Company, KCSR and Warren K. Erdman.

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Company

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Certification of David L. Starling pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael W. Upchurch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of David L. Starling furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Michael W. Upchurch furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Kansas City Southern’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the years ended December 31, 2010, 2009, and 2008, (ii) Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008, (iv) Consolidated Statements of Changes in Equity and Comprehensive Income for the Three Years ended December 31, 2010, 2009, and 2008, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text