Form 10-Q
period 2011-03-31
KANSAS CITY SOUTHERN
filed 2011-04-21
CIK 54480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 14, 2011
Common Stock, $0.01 per share par value	109,739,445 Shares

Kansas City Southern

Form 10-Q

March 31, 2011

Kansas City Southern

Form 10-Q

March 31, 2011

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Introductory Comments

The unaudited Consolidated Financial Statements included herein have been prepared by Kansas City Southern, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As used herein, “KCS” or the “Company” may refer to Kansas City Southern or, as the context requires, to one or more subsidiaries of Kansas City Southern. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted, pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the consolidated financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Results for the three months ended March 31, 2011 are not necessarily indicative of the results expected for the full year ending December 31, 2011.

Kansas City Southern

Consolidated Statements of Income

	Three Months Ended March 31,
	2011	2010
	(In millions, except share and per share amounts) (Unaudited)

Revenues	$488.6	$436.3

Operating expenses:
Compensation and benefits	100.4	90.7
Purchased services	48.1	44.9
Fuel	79.5	60.8
Equipment costs	41.4	38.7
Depreciation and amortization	45.7	45.8
Materials and other	45.7	47.2

Total operating expenses	360.8	328.1

Operating income	127.8	108.2
Equity in net earnings of unconsolidated affiliates	3.6	6.4
Interest expense	(33.1)	(44.4)
Debt retirement costs	—	(14.9)
Foreign exchange gain (loss)	(0.1)	2.6
Other income, net	1.7	0.5

Income before income taxes	99.9	58.4
Income tax expense	35.8	24.2

Net income	64.1	34.2
Less: Net income (loss) attributable to noncontrolling interest	0.1	(1.1)

Net income attributable to Kansas City Southern and subsidiaries	64.0	35.3
Preferred stock dividends	1.4	2.7

Net income available to common stockholders	$62.6	$32.6

Earnings per share:
Basic earnings per share	$0.60	$0.34

Diluted earnings per share	$0.58	$0.34

Average shares outstanding (in thousands):
Basic	104,269	95,890
Potentially dilutive common shares	5,482	568

Diluted	109,751	96,458

See accompanying notes to consolidated financial statements.

Kansas City Southern

Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(In millions, except share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$101.5	$85.4
Accounts receivable, net	180.7	160.0
Materials and supplies	107.7	101.4
Deferred income taxes	142.0	138.2
Other current assets	72.8	91.2

Total current assets	604.7	576.2
Investments	50.4	46.4
Restricted funds	18.6	22.0
Property and equipment (including concession assets), net	4,934.1	4,902.4
Other assets	92.5	93.9

Total assets	$5,700.3	$5,640.9

LIABILITIES AND EQUITY
Current liabilities:
Debt due within one year	$18.2	$18.1
Accounts payable and accrued liabilities	370.6	403.0

Total current liabilities	388.8	421.1
Long-term debt	1,616.6	1,621.6
Deferred income taxes	693.6	654.5
Other noncurrent liabilities and deferred credits	222.7	230.0

Total liabilities	2,921.7	2,927.2

Commitments and contingencies	—	—
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding	6.1	6.1
Series D — cumulative convertible perpetual preferred stock, $1 par, 5.125%, 210,000 shares authorized and issued at March 31, 2011 and December 31, 2010, respectively; 209,995 shares outstanding with a liquidation preference of $1,000 per share at December 31, 2010	—	0.2
$.01 par, common stock, 400,000,000 shares authorized; 123,352,185 and 116,352,298 shares issued at March 31, 2011 and December 31, 2010, respectively; 109,739,445 and 102,648,845 shares outstanding at March 31, 2011 and December 31, 2010, respectively	1.1	1.0
Paid-in capital	880.4	877.2
Retained earnings	1,609.2	1,548.0
Accumulated other comprehensive loss	(0.9)	(1.4)

Total stockholders’ equity	2,495.9	2,431.1
Noncontrolling interest	282.7	282.6

Total equity	2,778.6	2,713.7

Total liabilities and equity	$5,700.3	$5,640.9

See accompanying notes to consolidated financial statements.

Kansas City Southern

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2011	2010
	(In millions) (Unaudited)
Operating activities:
Net income	$64.1	$34.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45.7	45.8
Deferred income taxes	35.0	23.7
Equity in undistributed earnings of unconsolidated affiliates	(3.6)	(6.4)
Share-based compensation	4.0	3.2
Excess tax benefit from share-based compensation	—	(11.7)
Deferred compensation	5.9	1.5
Cash payments related to hurricane damage	(1.0)	—
Insurance proceeds related to hurricane damage	10.5	—
Gain on sale of assets	(0.2)	—
Debt retirement costs	—	14.9
Changes in working capital items:
Accounts receivable	(20.6)	(29.5)
Materials and supplies	(5.8)	(0.9)
Other current assets	6.4	0.9
Accounts payable and accrued liabilities	(13.5)	29.8
Other, net	(9.8)	6.0

Net cash provided by operating activities	117.1	111.5

Investing activities:
Capital expenditures	(95.2)	(52.3)
Acquisition of an intermodal facility, net of cash acquired	—	(25.0)
Property investments in MSLLC	(6.7)	(4.8)
Insurance proceeds related to hurricane damage	4.5	—
Proceeds from disposal of property	1.5	1.3
Other, net	3.1	(1.0)

Net cash used for investing activities	(92.8)	(81.8)

Financing activities:
Proceeds from issuance of long-term debt	—	295.7
Repayment of long-term debt	(5.8)	(305.7)
Debt costs	—	(20.6)
Proceeds from employee stock plans	0.4	0.5
Excess tax benefit from share-based compensation	—	11.7
Preferred stock dividends paid	(2.8)	(2.7)

Net cash used for financing activities	(8.2)	(21.1)

Cash and cash equivalents:
Net increase during each period	16.1	8.6
At beginning of year	85.4	117.5

At end of period	$101.5	$126.1

See accompanying notes to consolidated financial statements.

Kansas City Southern

Notes to Consolidated Financial Statements

1. Accounting Policies, Interim Financial Statements and Basis of Presentation

In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the results for interim periods. All adjustments made were of a normal and recurring nature. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011. Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Earnings Per Share Data

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Nonvested stock awards granted to employees and officers are included in weighted average shares as they are earned for purposes of computing basic earnings per common share. Diluted earnings per share adjusts basic earnings per common share for the effects of potentially dilutive common shares, if the effect is not anti-dilutive. Potentially dilutive common shares include the dilutive effects of shares issuable upon the conversion of preferred stock to common stock and shares issuable under the Stock Option and Performance Award Plan. During the first quarter of 2011, the Company converted all of the remaining outstanding Cumulative Convertible Perpetual Preferred Stock, Series D, into 6,999,887 shares of common stock.

The following table reconciles the weighted average shares used for the basic earnings per share computation to the shares used for the diluted earnings per share computation (in thousands):

	Three Months Ended March 31,
	2011	2010
Basic shares	104,269	95,890
Effect of dilution	5,482	568

Diluted shares	109,751	96,458

Potentially dilutive shares excluded from the calculation (in thousands) :

	Three Months Ended March 31,
	2011	2010
Stock options where the exercise price is greater than the average market price of common shares	101	281
Convertible preferred stock which is anti-dilutive	—	7,000

The following table reconciles net income available to common stockholders for purposes of basic earnings per share to net income available to common stockholders for purposes of diluted earnings per share (in millions):

	Three Months Ended March 31,
	2011	2010
Net income available to common stockholders for purposes of computing basic earnings per share	$62.6	$32.6
Effect of dividends on conversion of convertible preferred stock	1.3	—

Net income available to common stockholders for purposes of computing diluted earnings per share	$63.9	$32.6

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

3. Hurricane Alex

Hurricane Alex made landfall on June 30, 2010, causing widespread damage and flooding in central and northeastern Mexico. The hurricane resulted in extensive damage to Kansas City Southern de México, S.A. de C.V.’s track and bridge infrastructures, and also caused multiple track-related incidents and significantly disrupted the Company’s rail service.

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

Hurricane Alex affected revenues as customers were required to use alternate carriers or modes of transportation until rail service was restored. Based on data contained in the Company’s revised insurance claim, which may be updated and adjusted, the Company currently estimates that resulting lost revenues in the third quarter of 2010 were approximately $40.0 million before related avoided costs. Incurred losses related to property damage and incremental expenses were $36.2 million.

The $36.2 million of incurred losses related to property damage and incremental expenses were offset by a receivable for probable insurance recoveries. Through April 21, 2011, the Company has received $40.0 million of insurance proceeds (see table below). The $3.8 million of proceeds collected in excess of the outstanding receivable, and any subsequent proceeds, will be recognized as income when all contingencies have been resolved, which generally occurs at the time of final settlement.

The $40.0 million of insurance proceeds were collected in the following periods (in millions):

Period Received	Amount Collected
Fourth quarter 2010	$10.0
First quarter 2011	15.0
Second quarter 2011- to date	15.0

Total proceeds collected to date	$40.0

4. Property and Equipment (including Concession Assets)

Property and equipment, including concession assets, and related accumulated depreciation and amortization are summarized below (in millions):

	March 31, 2011	December 31, 2010
Land	$176.8	$177.0
Concession land rights	141.2	141.2
Road property	5,005.5	4,939.1
Equipment	676.6	678.1
Technology and other	126.1	121.9
Construction in progress	139.4	143.5

Total property	6,265.6	6,200.8
Accumulated depreciation and amortization	1,331.5	1,298.4

Property and equipment (including concession assets), net	$4,934.1	$4,902.4

Concession assets, net of accumulated amortization of $309.0 million and $305.3 million, totaled $1,811.9 million and $1,800.1 million at March 31, 2011 and December 31, 2010, respectively.

5. Fair Value Measurements

The Company’s short term financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of the short-term financial instruments approximates their fair value.

The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $1,743.9 million and $1,739.8 million at March 31, 2011 and December 31, 2010, respectively. The carrying value was $1,634.8 million and $1,639.7 million at March 31, 2011 and December 31, 2010, respectively.

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

6. Conversion of Cumulative Convertible Perpetual Preferred Stock, Series D

During the first quarter of 2011, the Company converted all of the remaining outstanding 209,995 shares of the 5.125% Cumulative Convertible Perpetual Preferred Stock, Series D, into 6,999,887 shares of KCS common stock.

7. Equity

The following table summarizes the changes in equity (in millions):

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity
Beginning balance	$2,431.1	$282.6	$2,713.7	$2,043.0	$282.8	$2,325.8

Comprehensive income:
Net income (loss)	64.0	0.1	64.1	35.3	(1.1)	34.2
Unrealized loss on cash flow hedges, net of tax of $(0.2) million	—	—	—	(0.4)	—	(0.4)
Reclassification adjustment from cash flow hedges included in net income (loss), net of tax of $0.2 million and $0.6 million	0.2	—	0.2	0.9	—	0.9
Cumulative translation adjustment - FTVM, net of tax of $0.1 million	0.3	—	0.3	0.4	—	0.4

Comprehensive income (loss)	64.5	0.1	64.6	36.2	(1.1)	35.1
Conversion of cumulative convertible preferred stock, Series D	(0.2)	—	(0.2)	—	—	—
Common stock issued for conversion of cumulative convertible preferred stock, Series D	0.2	—	0.2	—	—	—
Dividends on $25 par preferred stock	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Dividends on cumulative preferred stock, Series D	(2.7)	—	(2.7)	(2.6)	—	(2.6)
Options exercised and stock subscribed, net of shares withheld for employee taxes	(0.9)	—	(0.9)	(9.4)	—	(9.4)
Tax benefit from share-based compensation	—	—	—	11.7	—	11.7
Share-based compensation	4.0	—	4.0	3.2	—	3.2

Ending balance	$2,495.9	$282.7	$2,778.6	$2,082.0	$281.7	$2,363.7

8. Commitments and Contingencies

Concession Duty. Under the Concession, the Mexican government has the right to receive a payment from Kansas City Southern de México, S.A. de C.V. (“KCSM”) equivalent to 0.5% of KCSM’s gross revenue during the first 15 years of the Concession period and, beginning on June 24, 2012, 1.25% of KCSM’s gross revenue for the remaining years of the Concession period. For the three months ended March 31, 2011, the concession duty expense, which is recorded within operating expenses, was $1.1 million, compared to $1.0 million for the same period in 2010.

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

Litigation. The Company is a party to various legal proceedings and administrative actions, all of which, except as set forth below, are of an ordinary, routine nature and incidental to its operations. Included in these proceedings are various tort claims brought by current and former employees for job-related injuries and by third parties for injuries related to railroad operations. KCS aggressively defends these matters and has established liability provisions, which management believes are adequate to cover expected costs. Although it is not possible to predict the outcome of any legal proceeding, in the opinion of management, other than those proceedings described in detail below, such proceedings and actions should not, individually, or in the aggregate, have a material adverse effect on the Company’s financial condition and liquidity. However, a material adverse outcome in one or more of these proceedings could have a material adverse impact on the results of operations in a particular quarter or fiscal year.

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

Personal Injury. The Company’s personal injury liability is based on semi-annual actuarial studies performed on an undiscounted basis by an independent third party actuarial firm and reviewed by management. This liability is based on personal injury claims filed and an estimate of claims incurred but not yet reported. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Adjustments to the liability are reflected within operating expenses in the period in which changes to estimates are known. Personal injury claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The personal injury liability as of March 31, 2011 is based on an updated actuarial study of personal injury claims through November 30, 2010 and review of the last four months experience.

The personal injury liability activity was as follows (in millions):

	Three Months Ended March 31,
	2011	2010
Balance at beginning of year	$62.2	$86.9
Accruals	1.2	5.1
Payments	(8.0)	(5.2)

Balance at end of period	$55.4	$86.8

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

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

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

In November 2005, Ferromex acquired control of and merged with Ferrosur creating Mexico’s largest railway, though such merger had been previously rejected by the Comisión Federal de Competencia (Mexican Antitrust Commission or “COFECO”). The Settlement Agreement provides that if COFECO does not authorize the merger of Ferromex and Ferrosur, the Settlement Agreement shall be terminated twelve months after the relevant resolution of the Governmental Authority is issued or when the unwinding is effective, whichever is later. On May 12, 2010, the Administrative and Fiscal Federal Court annulled the decision of COFECO and approved the merger between Ferromex and Ferrosur. On October 21, 2010, COFECO filed an appeal with the Collegiate Circuit Federal Court and on March 25, 2011, the Collegiate Circuit Federal Court dismissed the appeal and the merger between Ferromex and Ferrosur is considered final.

Certain Disputes with Ferrocarril Mexicano, S.A. de C.V. (“Ferromex”). KCSM and Ferromex use certain trackage rights, haulage rights, and interline services (the “Services”) provided by each other. The rates to be charged after January 1, 2009, were agreed to pursuant to the Trackage Rights Agreement, dated February 9, 2010 (the “Trackage Rights Agreement”), between KCSM and Ferromex. The rates payable for these Services for the period beginning in 1998 through December 31, 2008 are still not resolved. If KCSM cannot reach an agreement with Ferromex for rates applicable for Services prior to January 1, 2009 which are not subject to the Trackage Rights Agreement, the Mexican Secretaría de Comunicaciones y Transportes (“Secretary of Communications and Transportation” or “SCT”) is entitled to set the rates in accordance with Mexican law and regulations. KCSM and Ferromex both initiated administrative proceedings seeking a determination by the SCT of the rates that KCSM and Ferromex should pay each other in connection with the Services. The SCT issued rulings in 2002 and 2008 setting the rates for the Services and both KCSM and Ferromex challenged these rulings.

In addition, KCSM is currently involved in judicial, civil and administrative proceedings and negotiations with Ferromex regarding the rates payable to each other for the Services for the periods prior to January 1, 2009. Although KCSM and Ferromex have challenged these matters based on different grounds and these cases continue to evolve, management believes the amounts recorded related to these matters are adequate.

While the outcome of these matters cannot be predicted with certainty, the Company does not believe, when finally resolved, that these disputes will have a material effect on its results of operations or financial condition. However, an unexpected adverse resolution could have a material effect on the results of operations in a particular quarter or fiscal year.

SCT Sanction Proceedings. In April 2006, the SCT initiated proceedings against KCSM, claiming that KCSM had failed to make certain minimum capital investments projected for 2004 and 2005 under its five-year business plan filed with the SCT prior to its April 2005 acquisition by KCS (collectively, the “Capital Investment Proceedings”). KCSM responded to the SCT by providing evidence in support of its investments and explaining why it believes sanctions were not appropriate. On March 24, 2011, the Company received a favorable resolution from the Tax and Administration Court and the Company considers this matter resolved.

On July 23, 2008, the SCT delivered notice to KCSM of proceedings against KCSM, claiming, among other things, that KCSM refused to grant Ferromex access to certain trackage over which Ferromex alleges it has trackage rights on six different occasions and thus denied Ferromex the ability to provide service to a Mexican subsidiary of a large U.S. Auto Manufacturer at this location. On August 13, 2008, KCSM filed a response to the SCT. On July 15, 2010, the SCT resolved to consolidate these six sanction proceedings into a single proceeding, determining that the actions that motivated the underlying claims constitute a single occasion. On August 19, 2010, Ferromex filed an appeal which KCSM considers to be without merit. Management believes that even if KCSM were to be found liable, a single sanction would be imposed and could be challenged in the Administrative and Fiscal Federal Court. A single sanction makes it more likely that any unfavorable resolution will not have a material impact on KCSM’s results of operations. However, if KCSM is ultimately sanctioned by the SCT for “generic” sanctions on five occasions over the term of the Concession, KCSM could be subject to possible future SCT action seeking revocation of the Concession.

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

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

Credit Risk. The Company continually monitors risks related to the economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or further weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and operating results. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate at March 31, 2011.

Income Tax. Tax returns filed in the U.S. from 2007 through the current year and in Mexico from 2004 through the current year remain open to examination by the taxing authorities. The 2004 and 2005 Mexico tax returns are currently under examination. The Company believes that an adequate provision has been made for any adjustment (tax and interest) that will be due for all open years. However, an unexpected adverse resolution could have a material effect on the results of operations in a particular quarter or fiscal year.

        Panama Canal Railway Company (“PCRC”) Guarantees and Indemnities. The Company has issued five irrevocable standby letters of credit totaling approximately $2.1 million to fulfill the Company’s fifty percent guarantee of additional equipment loans. The Company agreed to fund fifty percent of any debt service reserve or liquidity reserve required from PCRC, reserves which were established by PCRC in connection with the issuance of the 7.0% Senior Secured Notes due November 2026 (the “Notes”). At March 31, 2011, the Company has issued a related standby letter of credit in the amount of $3.9 million. Additionally, KCS has pledged its shares of PCRC as security for the Notes.

9. Geographic Information

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

The following tables provide information by geographic area (in millions):

	Three Months Ended March 31,
Revenues	2011	2010
U.S.	$270.4	$245.5
Mexico	218.2	190.8

Total revenues	$488.6	$436.3

Property and equipment (including concession assets), net	March 31, 2011	December 31, 2010
U.S.	$2,655.6	$2,626.2
Mexico	2,278.5	2,276.2

Total property and equipment (including concession assets), net	$4,934.1	$4,902.4

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

10. Condensed Consolidating Financial Information

KCSR has outstanding $275.0 million principal amount of 8.0% Senior Notes due June 1, 2015 and $123.5 million principal amount of 13.0% Senior Notes due December 15, 2013, which are unsecured obligations of KCSR, which are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCS and certain wholly-owned domestic subsidiaries. As a result, the following accompanying condensed consolidating financial information (in millions) has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.” The 8.0% Senior Notes were registered by means of an amendment to KCS’s shelf registration statement. The 13.0% Senior Notes were registered under KCS’s shelf registration statement.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended March 31, 2011
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$241.3	$4.6	$250.1	$(7.4)	$488.6
Operating expenses	1.0	185.5	6.3	176.0	(8.0)	360.8

Operating income (loss)	(1.0)	55.8	(1.7)	74.1	0.6	127.8
Equity in net earnings (losses) of unconsolidated affiliates	59.1	(0.1)	—	37.1	(92.5)	3.6
Interest expense	—	(22.8)	—	(20.9)	10.6	(33.1)
Foreign exchange loss	—	—	—	(0.1)	—	(0.1)
Other income, net	9.8	2.2	—	0.9	(11.2)	1.7

Income (loss) before income taxes	67.9	35.1	(1.7)	91.1	(92.5)	99.9
Income tax expense (benefit)	3.9	13.9	(0.6)	18.6	—	35.8

Net income (loss)	64.0	21.2	(1.1)	72.5	(92.5)	64.1
Less: Net income attributable to noncontrolling interest	—	—	—	0.1	—	0.1

Net income (loss) attributable to Kansas City Southern and subsidiaries	$64.0	$21.2	$(1.1)	$72.4	$(92.5)	$64.0

	Three Months Ended March 31, 2010
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$217.0	$4.0	$221.9	$(6.6)	$436.3
Operating expenses	1.1	163.1	6.7	164.4	(7.2)	328.1

Operating income (loss)	(1.1)	53.9	(2.7)	57.5	0.6	108.2
Equity in net earnings of unconsolidated affiliates	31.8	3.4	—	9.3	(38.1)	6.4
Interest expense	(0.1)	(27.4)	—	(28.0)	11.1	(44.4)
Debt retirement costs	—	—	—	(14.9)	—	(14.9)
Foreign exchange gain	—	—	—	2.6	—	2.6
Other income, net	10.3	1.0	—	0.9	(11.7)	0.5

Income (loss) before income taxes	40.9	30.9	(2.7)	27.4	(38.1)	58.4
Income tax expense (benefit)	5.6	12.2	(1.0)	7.4	—	24.2

Net income (loss)	35.3	18.7	(1.7)	20.0	(38.1)	34.2
Less: Net income (loss) attributable to noncontrolling interest	—	—	—	(1.1)	—	(1.1)

Net income (loss) attributable to Kansas City Southern and subsidiaries	$35.3	$18.7	$(1.7)	$21.1	$(38.1)	$35.3

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2011
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$0.4	$203.5	$3.6	$418.2	$(21.0)	$604.7
Investments	—	29.0	—	21.4	—	50.4
Investments in consolidated subsidiaries	1,915.6	0.7	1.9	1,743.0	(3,661.2)	—
Restricted funds	—	—	—	18.6	—	18.6
Property and equipment (including concession assets), net	—	1,850.0	213.7	2,870.4	—	4,934.1
Other assets	1.5	51.0	—	87.1	(47.1)	92.5

Total assets	$1,917.5	$2,134.2	$219.2	$5,158.7	$(3,729.3)	$5,700.3

Liabilities and equity:
Current liabilities	$(571.7)	$618.0	$132.8	$218.2	$(8.5)	$388.8
Long-term debt	0.2	703.3	0.4	912.7	—	1,616.6
Deferred income taxes	(11.6)	476.6	77.5	151.1	—	693.6
Other liabilities	4.2	139.5	0.4	138.3	(59.7)	222.7
Stockholders’ equity	2,496.4	196.8	8.1	3,455.7	(3,661.1)	2,495.9
Noncontrolling interest	—	—	—	282.7	—	282.7

Total liabilities and equity	$1,917.5	$2,134.2	$219.2	$5,158.7	$(3,729.3)	$5,700.3

	December 31, 2010
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$0.5	$212.6	$3.9	$390.2	$(31.0)	$576.2
Investments	—	28.2	—	18.2	—	46.4
Investments in consolidated subsidiaries	1,855.8	1.7	1.9	1,708.7	(3,568.1)	—
Restricted funds	—	—	—	22.0	—	22.0
Property and equipment (including concession assets), net	—	1,829.3	213.7	2,859.4	—	4,902.4
Other assets	1.4	52.1	—	88.1	(47.7)	93.9

Total assets	$1,857.7	$2,123.9	$219.5	$5,086.6	$(3,646.8)	$5,640.9

Liabilities and equity:
Current liabilities	$(562.8)	$631.7	$131.4	$233.3	$(12.5)	$421.1
Long-term debt	0.2	704.1	0.4	916.9	—	1,621.6
Deferred income taxes	(15.6)	462.6	78.2	129.3	—	654.5
Other liabilities	4.2	150.1	0.3	141.6	(66.2)	230.0
Stockholders’ equity	2,431.7	175.4	9.2	3,382.9	(3,568.1)	2,431.1
Noncontrolling interest	—	—	—	282.6	—	282.6

Total liabilities and equity	$1,857.7	$2,123.9	$219.5	$5,086.6	$(3,646.8)	$5,640.9

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2011
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$2.3	$25.6	$3.6	$85.6	$—	$117.1

Investing activities:
Capital expenditures	—	(45.8)	(3.5)	(45.9)	—	(95.2)
Property investments in MSLLC	—	—	—	(6.7)	—	(6.7)
Other investing activities	—	0.9	—	8.2	—	9.1

Net cash used	—	(44.9)	(3.5)	(44.4)	—	(92.8)

Financing activities:
Repayment of long-term debt	—	(1.4)	(0.1)	(4.3)	—	(5.8)
Other financing activities	(2.4)	—	—	—	—	(2.4)

Net cash used	(2.4)	(1.4)	(0.1)	(4.3)	—	(8.2)

Cash and cash equivalents:
Net increase (decrease)	(0.1)	(20.7)	—	36.9	—	16.1
At beginning of year	0.1	37.8	—	47.5	—	85.4

At end of period	$—	$17.1	$—	$84.4	$—	$101.5

	Three Months Ended March 31, 2010
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided (used)	(9.2)	60.2	0.6	59.9	—	111.5

Investing activities:
Capital expenditures	—	(27.9)	(0.7)	(23.7)	—	(52.3)
Acquisition of an intermodal facility, net of cash acquired	—	—	—	(25.0)	—	(25.0)
Property investments in MSLLC	—	—	—	(4.8)	—	(4.8)
Other investing activities	—	(4.9)	—	35.2	(30.0)	0.3

Net cash used	—	(32.8)	(0.7)	(18.3)	(30.0)	(81.8)

Financing activities:
Proceeds from issuance of long-term debt	—	—	—	295.7	—	295.7
Repayment of long-term debt	(0.2)	(34.7)	—	(300.8)	30.0	(305.7)
Debt costs	—	(1.7)	—	(18.9)	—	(20.6)
Excess tax benefit from share-based compensation	11.7	—	—	—	—	11.7
Other financing activities	(2.2)	—	—	—	—	(2.2)

Net cash provided (used)	9.3	(36.4)	—	(24.0)	30.0	(21.1)

Cash and cash equivalents:
Net increase (decrease)	0.1	(9.0)	(0.1)	17.6	—	8.6
At beginning of year	(0.1)	12.7	0.3	104.6	—	117.5

At end of period	$—	$3.7	$0.2	$122.2	$—	$126.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion below, as well as other portions of this Form 10-Q, contain forward-looking statements that are not based upon historical information. Readers can identify these forward-looking statements by the use of such verbs as “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. Such forward-looking statements are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-Q. However, such statements are dependent on and, therefore, can be influenced by, a number of external variables over which management has little or no control, including: domestic and international economic conditions; interest rates; the business environment in industries that produce and consume rail freight; competition and consolidation within the transportation industry; fluctuation in prices or availability of key materials, in particular diesel fuel; labor difficulties, including strikes and work stoppages; credit risk of customers and counterparties and their failure to meet their financial obligation; the outcome of claims and litigation; legislative and regulatory developments; political and economic conditions in Mexico and the level of trade between the United States and Mexico; changes in securities and capital markets; disruptions to the Company’s technology infrastructure, including its computer systems; natural events such as severe weather, hurricanes and floods; acts of terrorism or risk of terrorist activities; and war or risk of war. For more discussion about each risk factor, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which is on file with the U.S. Securities and Exchange Commission (File No. 1-4717) and Part I Item 1A — “Risk Factors” in the Form 10-K and any updates contained herein. Readers are strongly encouraged to consider these factors when evaluating forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the timing when, or by which, such performance or results will be achieved. As a result, actual outcomes or results could materially differ from those indicated in forward-looking statements. Forward-looking statements contained in this Form 10-Q will not be updated.

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

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial position and results of operations is based upon its consolidated financial statements. The preparation of these consolidated financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets, and liabilities. The Company bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the accounting for assets and liabilities that are not readily apparent from other sources. If the estimates differ materially from actual results, the impact on the consolidated financial statements may be material. The Company’s critical accounting policies are disclosed in the 2010 Annual Report on Form 10-K.

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

First Quarter Analysis

The Company reported quarterly earnings of $0.58 per diluted share on consolidated net income of $64.0 million for the three months ended March 31, 2011, compared to quarterly earnings of $0.34 per diluted share on consolidated net income of $35.3 million for the same period in 2010. This earnings increase reflects a 12% increase in revenues during the three months ended March 31, 2011 as compared to the same period in 2010, driven primarily by positive pricing impacts, the overall increase in carload/unit volumes resulting from the continued improvement in the economy and increased fuel surcharge. The increase in revenues resulting from the effects of fluctuations in the value of the U.S. dollar against the value of the Mexican peso was not significant.

Operating expenses increased 10% compared to the same period in 2010, primarily due to higher fuel prices, increased compensation and benefits rates, and the effect of fluctuations in the value of the U.S. dollar against the value of the Mexican peso for operating expenses denominated in Mexican pesos. In addition, operating expenses as a percentage of revenues declined to 73.8% for the three months ended March 31, 2011 as compared to 75.2% for the same period in 2010.

Results of Operations

The following summarizes KCS’s consolidated income statement components (in millions):

	Three Months Ended March 31,
			Change
	2011	2010	Dollars
Revenues	$488.6	$436.3	$52.3
Operating expenses	360.8	328.1	32.7

Operating income	127.8	108.2	19.6
Equity in net earnings of unconsolidated affiliates	3.6	6.4	(2.8)
Interest expense	(33.1)	(44.4)	11.3
Debt retirement costs	—	(14.9)	14.9
Foreign exchange gain (loss)	(0.1)	2.6	(2.7)
Other income, net	1.7	0.5	1.2

Income before income taxes	99.9	58.4	41.5
Income tax expense	35.8	24.2	11.6

Net income	64.1	34.2	29.9
Less: Net income (loss) attributable to noncontrolling interest	0.1	(1.1)	1.2

Net income attributable to Kansas City Southern and subsidiaries	$64.0	$35.3	$28.7

Revenues

The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
Chemical and petroleum	$96.9	$89.6	8%	63.0	62.2	1%	$1,538	$1,441	7%
Industrial and consumer products	118.5	99.8	19%	82.1	73.4	12%	1,443	1,360	6%
Agriculture and minerals	105.1	106.0	(1)%	64.3	67.3	(4)%	1,635	1,575	4%

Total general commodities	320.5	295.4	8%	209.4	202.9	3%	1,531	1,456	5%
Coal	64.6	59.0	9%	68.7	72.0	(5)%	940	819	15%
Intermodal	54.2	42.6	27%	175.9	150.5	17%	308	283	9%
Automotive	31.1	21.7	43%	20.1	17.8	13%	1,547	1,219	27%

Carload revenues, carloads and units	470.4	418.7	12%	474.1	443.2	7%	$992	$945	5%

Other revenue	18.2	17.6	3%

Total revenues (i)	$488.6	$436.3	12%

(i) Included in revenues:
Fuel surcharge	$49.2	$34.8

Freight revenues include both revenue for transportation services and fuel surcharges. For the three months ended March 31, 2011, revenues increased $52.3 million compared to the same period in 2010, primarily due to positive pricing impacts, a 7% increase in carload/unit volumes and increased fuel surcharge. Revenue per carload/unit increased by 5% for the three months ended March 31, 2011, compared to the same period in 2010, reflecting favorable commodity mix in addition to the factors discussed above. The effect of fluctuations in the value of the U.S. dollar against the value of the Mexican peso was not significant for this period.

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

The following discussion provides an analysis of revenues by commodity group:

Revenues by commodity group for the three months ended March 31, 2011

Chemical and petroleum. Revenues increased $7.3 million for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to increases in pricing and fuel surcharge. Petroleum revenues increased due to a Mexican government initiated oil export program that began in 2010 that effectively increased length of haul. Additionally, revenues increased in chemicals used to manufacture glass and paint as a result of continuing growth in the automotive industry.

Industrial and consumer products. Revenues increased $18.7 million for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to an increase in volume. Metals and scrap business growth was primarily due to growing demand for slab and steel coil driven by continuing growth in the automotive industry and appliance manufacturing, as well as increases in demand for pipe. Paper product revenue increased primarily due to diminished truck capacity driving business to rail as demand has increased.

Agriculture and minerals. Revenues decreased $0.9 million for the three months ended March 31, 2011, compared to the same period in 2010, due to a decrease in volume that was partially offset by increases in fuel surcharge and price. Grain volume and average length of haul were down year over year as traffic patterns shifted due to a decline in cross border traffic into Mexico as availability of crops from a strong Mexico harvest has been sufficient to meet the local demand. This decrease was partially offset by continued strength in food products and ores and minerals.

Coal. Revenues increased $5.6 million for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to increases in pricing and fuel surcharge that were partially offset by lower unit coal volumes. Revenues to existing electric generation customers increased due to re-pricing of coal contracts in the second half of 2010.

Intermodal. Revenues increased $11.6 million for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to an increase in volume and fuel surcharge. Growth was driven by increased automotive parts traffic, conversion of cross border truck traffic to rail and trans-Pacific container volume.

Automotive. Revenues increased $9.4 million for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to increases in pricing and volume. The volume increase was driven by strong year over year growth in North American automobile sales, new cross border vehicle routings and the introduction of new automobile models.

Operating Expenses

Operating expenses, as shown below (in millions), increased $32.7 million for the three months ended March 31, 2011, when compared to the same period in 2010, primarily due to higher fuel prices, increased compensation and benefit rates, and the effect of fluctuations in the value of the U.S. dollar against the value of the Mexican peso for operating expenses denominated in Mexican pesos.

	Three Months Ended March 31,		Change
	2011	2010	Dollars	Percent
Compensation and benefits	$100.4	$90.7	$9.7	11%
Purchased services	48.1	44.9	3.2	7%
Fuel	79.5	60.8	18.7	31%
Equipment costs	41.4	38.7	2.7	7%
Depreciation and amortization	45.7	45.8	(0.1)	—
Materials and other	45.7	47.2	(1.5)	(3)%

Total operating expenses	$360.8	$328.1	$32.7	10%

Compensation and benefits. Compensation and benefits increased $9.7 million for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to annual salary and benefit rate increases. In addition, compensation and benefits increased in Mexico due to fluctuations in the value of the U.S. dollar against the value of the Mexican peso.

Purchased services. Purchased services increased $3.2 million for the three months ended March 31, 2011, compared to the same period in 2010, due to increases in volume-sensitive costs, primarily locomotive maintenance expense, freight car repairs, security and truck and terminal services.

Fuel. Fuel expense increased $18.7 million for the three months ended March 31, 2011, compared with the same period in 2010, primarily due to higher diesel fuel prices as the average fuel price per gallon increased by approximately 22%.

Equipment costs. Equipment costs increased $2.7 million for the three months ended March 31, 2011, compared with the same period in 2010, primarily due to the increase in the use of other railroads’ freight cars and higher locomotive lease expense.

Depreciation and amortization. Depreciation and amortization expense decreased by $0.1 million for the three months ended March 31, 2011, compared to the same period in 2010, due to changes in depreciation rates on certain locomotive and road assets based on reassessment of the adequacy of the accumulated depreciation provisions, asset usage and replacement patterns, which were effective October 1, 2010, offset by the increase in depreciation and amortization expense due to a larger asset base. Depreciation expense on the asset base as of year-end 2010 is expected to be lower on a quarterly basis by approximately $1.0 million as a result of the rate changes.

Materials and other. Materials and other expense decreased $1.5 million for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to a reduction in personal injury liability reflecting favorable claims experience. In addition, materials and other expense decreased due to the settlement of a legal dispute in the first quarter of 2010. The decreases were partially offset by higher derailment expenses.

Non-Operating Income and Expenses

Equity in net earnings of unconsolidated affiliates. Equity in earnings from unconsolidated affiliates decreased by $2.8 million for the three month period ended March 31, 2011, compared to the same period in 2010. Significant components of this change are as follows:

•

Equity in earnings of Southern Capital Corporation, LLC decreased $3.4 million for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to the recognition of a gain on sale of railcars and other equipment in the first quarter of 2010.

•

KCSM’s equity in earnings of Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”) increased $0.6 million for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to an increase in volumes.

•	Equity in earnings from the operations of Panama Canal Railway Company was flat for the three months ended March 31, 2011, compared to the same period in 2010.

Interest expense. Interest expense decreased by $11.3 million for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to lower average debt balances and interest rates. During the three months ended March 31, 2011, the average debt balance was $1,637.2 million compared to $1,977.6 million for the same period in 2010.

Debt retirement costs. Debt retirement costs decreased by $14.9 million for the three months ended March 31, 2011, compared to the same period in 2010. In the first quarter of 2010, KCSM purchased $296.3 million of the 9  3/8% Senior Notes due May 1, 2012 and the Company recorded debt retirement costs of $14.9 million related to the tender premium and the write-off of unamortized debt issuance costs. The Company did not incur debt retirement costs in the first quarter of 2011.

Foreign exchange. Fluctuations in the value of the U.S. dollar against the value of the Mexican peso resulted in a foreign exchange loss of $0.1 million and a foreign exchange gain of $2.6 million for the three months ended March 31, 2011 and 2010, respectively.

Other income, net. Other income, net increased by $1.2 million for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to miscellaneous income.

Income tax expense. Income tax expense increased by $11.6 million for the three months ended March 31, 2011, compared to the same period in 2010, due to higher pre-tax income. The effective income tax rate was 35.8% and 41.4% for the three months ended March 31, 2011 and 2010, respectively. The decrease in the effective tax rate was primarily due to foreign exchange rate fluctuations and higher pre-tax income.

Liquidity and Capital Resources

Overview

KCS’s primary uses of cash are to support operations; maintain and improve its railroad; pay debt service costs and preferred stock dividends; acquire new and maintain existing locomotives, rolling stock and other equipment; and meet other obligations. KCS’s cash flow from operations has historically been sufficient to fund operations, maintenance capital expenditures and debt service. External sources of cash (principally bank debt, public and private debt, common and preferred stock and leases) have historically been used to refinance existing indebtedness and to fund acquisitions, new investments and equipment additions. On March 31, 2011, total available liquidity (the unrestricted cash balance plus revolving credit facility availability) was $326.5 million.

In the first quarter of 2011, the Company converted all of the remaining outstanding 5.125% Cumulative Convertible Perpetual Preferred Stock, Series D, into 6,999,887 shares of common stock. As a result of this conversion, the Company will no longer be required to pay a dividend on this series of the Company’s preferred stock, resulting in annual cash flow savings of approximately $10.8 million.

The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to debt and equity capital markets, and other available financing resources will be sufficient to fund anticipated operating, capital and debt service requirements and other commitments in the foreseeable future.

As of March 31, 2011, KCS had a debt to capitalization ratio (total debt as a percentage of total debt plus total equity) of 37.0%. KCS’s primary sources of liquidity are cash flows generated from operations, borrowings under its revolving credit facilities and access to debt and equity capital markets. Although KCS has had adequate access to the capital markets, as a non-investment grade company, the financial terms under which funding is obtained often contain restrictive covenants. The covenants constrain financial flexibility by restricting or prohibiting certain actions, including the ability to incur additional debt for any purpose other than refinancing existing debt, create or suffer to exist additional liens, make prepayments of particular debt, pay dividends on common stock, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale leaseback transactions. These restrictions, however, are subject to a number of qualifications and exceptions that provide the Company with varying levels of additional borrowing capacity. The Company was in compliance with all of its debt covenants as of March 31, 2011. For a discussion of the agreements representing the indebtedness of KCS, see “Liquidity and Capital Resources — Debt and Capital Structure” in the Annual Report on Form 10-K for the year ended December 31, 2010 of KCS.

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

Cash Flow Information

Summary cash flow data follows (in millions):

	Three Months Ended March 31,
	2011	2010
Cash flows provided by (used for):
Operating activities	$117.1	$111.5
Investing activities	(92.8)	(81.8)
Financing activities	(8.2)	(21.1)

Net increase in cash and cash equivalents	16.1	8.6
Cash and cash equivalents beginning of year	85.4	117.5

Cash and cash equivalents end of period	$101.5	$126.1

Cash flows from operating activities increased $5.6 million for the three month period ended March 31, 2011, compared to the same period in 2010, primarily as a result of increased net income from positive pricing impacts, higher carload/unit volumes due to the continued improvement in the economy and insurance proceeds related to hurricane damage. These increases were partially offset by changes in working capital items, resulting mainly from the timing of certain payments and receipts. Net cash used for investing activities increased $11.0 million primarily due to an increase in capital expenditures, partially offset by the acquisition of an intermodal facility in the first quarter of 2010. Additional information regarding capital expenditures is provided below. Cash used for financing activities decreased $12.9 million primarily due to debt reduction and refinancing activities and associated debt cost payments incurred during the first quarter of 2010.

Capital Expenditures

KCS has funded, and expects to continue to fund capital expenditures with funds from operating cash flows, equipment leases, and debt and equity financing.

The following table summarizes capital expenditures by type (in millions).

	Three Months Ended March 31,
	2011	2010
Roadway capital program	$59.4	$42.2
Equipment	1.0	3.3
Information technology	1.0	3.4
Capacity	0.1	0.2
Other	13.8	2.6

Total capital expenditures (accrual basis)	75.3	51.7
Change in capital accruals	19.9	0.6

Total cash capital expenditures	$95.2	$52.3

The Company’s 2011 capital expenditures projections have increased and are currently expected to be approximately $475 million. The increase is due to the anticipated acceleration of 2012 capital in order to recognize tax depreciation benefits and potential lease buyout opportunities.

Other Matters

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

There was no material change during the quarter from the information set forth in Part II, Item 7A. “Quantitative and Qualitative Disclosure about Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2010.

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

(b) Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

For information related to the Company’s settlements and other legal proceedings, see Note 8, Commitments and Contingencies under Part I, Item 1 of this quarterly report on Form 10-Q.

Item 1A.	Risk Factors

There were no material changes during the quarter to the Risk Factors disclosed in Item 1A — “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibits Filed with this Report
10.1	Kansas City Southern Annual Incentive Plan is attached to this Form 10-Q as Exhibit 10.1.

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.1.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.2.

32.1	Principal Executive Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.1.

32.2	Principal Financial Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.2.

101	The following financial information from Kansas City Southern’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the three months ended March 31, 2011 and 2010, (ii) Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

Exhibit No.	Description of Exhibits Incorporated by Reference
10.2	Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (United States Employees) under the Kansas City Southern 2008 Stock Option and Performance Award Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.2.

10.3	Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (Non-United States Employees) under the Kansas City Southern 2008 Stock Option and Performance Award Plan, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 1, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.3.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on April 21, 2011.

Kansas City Southern

/S/ MICHAEL W. UPCHURCH
Michael W. Upchurch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ MARY K. STADLER
Mary K. Stadler
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)