Form 10-Q
period 2011-06-30
KANSAS CITY SOUTHERN
filed 2011-07-22
CIK 54480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 14, 2011
Common Stock, $0.01 per share par value	109,816,933 Shares

Kansas City Southern

Form 10-Q

June 30, 2011

Kansas City Southern

Form 10-Q

June 30, 2011

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Introductory Comments

The unaudited Consolidated Financial Statements included herein have been prepared by Kansas City Southern, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As used herein, “KCS” or the “Company” may refer to Kansas City Southern or, as the context requires, to one or more subsidiaries of Kansas City Southern. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted, pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the consolidated financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Results for the three and six months ended June 30, 2011 are not necessarily indicative of the results expected for the full year ending December 31, 2011.

Kansas City Southern

Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In millions, except share and per share amounts)
	(Unaudited)

Revenues	$534.9	$461.6	$1,023.5	$897.9

Operating expenses:
Compensation and benefits	104.4	93.7	204.8	184.4
Purchased services	54.8	48.0	102.9	92.9
Fuel	92.0	69.1	171.5	129.9
Equipment costs	42.7	41.3	84.1	80.0
Depreciation and amortization	45.5	46.9	91.2	92.7
Materials and other	43.9	35.4	89.6	82.6

Total operating expenses	383.3	334.4	744.1	662.5

Operating income	151.6	127.2	279.4	235.4
Equity in net earnings of unconsolidated affiliates	5.3	4.6	8.9	11.0
Interest expense	(32.4)	(41.9)	(65.5)	(86.3)
Debt retirement costs	(10.3)	(32.5)	(10.3)	(47.4)
Foreign exchange gain (loss)	0.4	(1.4)	0.3	1.2
Other income, net	—	1.0	1.7	1.5

Income before income taxes	114.6	57.0	214.5	115.4
Income tax expense	42.9	19.6	78.7	43.8

Net income	71.7	37.4	135.8	71.6
Less: Net income (loss) attributable to noncontrolling interest	0.9	—	1.0	(1.1)

Net income attributable to Kansas City Southern and subsidiaries	70.8	37.4	134.8	72.7
Preferred stock dividends	0.1	2.8	1.5	5.5

Net income available to common stockholders	$70.7	$34.6	$133.3	$67.2

Earnings per share:
Basic earnings per share	$0.65	$0.35	$1.25	$0.69

Diluted earnings per share	$0.64	$0.34	$1.23	$0.68

Average shares outstanding (in thousands):
Basic	109,428	99,907	106,858	97,946
Potentially dilutive common shares	382	459	2,918	514

Diluted	109,810	100,366	109,776	98,460

See accompanying notes to consolidated financial statements.

Kansas City Southern

Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(In millions, except share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$156.0	$85.4
Accounts receivable, net	195.8	160.0
Materials and supplies	115.4	101.4
Deferred income taxes	136.3	138.2
Other current assets	58.0	91.2

Total current assets	661.5	576.2
Investments	48.8	46.4
Restricted funds	14.7	22.0
Property and equipment (including concession assets), net	4,994.1	4,902.4
Other assets	106.6	93.9

Total assets	$5,825.7	$5,640.9

LIABILITIES AND EQUITY
Current liabilities:
Debt due within one year	$18.2	$18.1
Accounts payable and accrued liabilities	387.6	403.0

Total current liabilities	405.8	421.1
Long-term debt	1,614.6	1,621.6
Deferred income taxes	730.1	654.5
Other noncurrent liabilities and deferred credits	221.8	230.0

Total liabilities	2,972.3	2,927.2

Commitments and contingencies	—	—
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding	6.1	6.1
Series D — cumulative convertible perpetual preferred stock, $1 par, 5.125%, 210,000 shares authorized and issued at December 31, 2010; 209,995 shares outstanding with a liquidation preference of $1,000 per share at December 31, 2010	—	0.2
$.01 par, common stock, 400,000,000 shares authorized; 123,352,185 and 116,352,298 shares issued at June 30, 2011 and December 31, 2010, respectively; 109,789,846 and 102,648,845 shares outstanding at June 30, 2011 and December 31, 2010, respectively	1.1	1.0
Paid-in capital	881.6	877.2
Retained earnings	1,679.9	1,548.0
Accumulated other comprehensive loss	(0.9)	(1.4)

Total stockholders’ equity	2,567.8	2,431.1
Noncontrolling interest	285.6	282.6

Total equity	2,853.4	2,713.7

Total liabilities and equity	$5,825.7	$5,640.9

See accompanying notes to consolidated financial statements.

Kansas City Southern

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2011	2010
	(In millions) (Unaudited)
Operating activities:
Net income	$135.8	$71.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91.2	92.7
Deferred income taxes	77.2	42.9
Equity in undistributed earnings of unconsolidated affiliates	(8.9)	(11.0)
Share-based compensation	5.3	4.5
Excess tax benefit from share-based compensation	—	(15.5)
Deferred compensation	11.0	3.2
Distributions from unconsolidated affiliates	6.6	10.5
Cash payments related to hurricane damage	(1.1)	—
Insurance proceeds related to hurricane damage	21.7	—
Gain on sale of assets	(0.2)	(0.4)
Debt retirement costs	10.3	47.4
Changes in working capital items:
Accounts receivable	(43.8)	(36.5)
Materials and supplies	(13.8)	0.4
Other current assets	11.2	5.9
Accounts payable and accrued liabilities	(7.3)	23.5
Other, net	(26.3)	(18.9)

Net cash provided by operating activities	268.9	220.3

Investing activities:
Capital expenditures	(171.8)	(120.9)
Acquisition of an intermodal facility, net of cash acquired	—	(25.0)
Property investments in MSLLC	(24.2)	(10.5)
Insurance proceeds related to hurricane damage	8.3	—
Proceeds from disposal of property	4.9	3.5
Other, net	8.7	7.5

Net cash used for investing activities	(174.1)	(145.4)

Financing activities:
Proceeds from issuance of long-term debt	200.0	295.7
Repayment of long-term debt	(209.6)	(589.0)
Proceeds from common stock issuance	—	214.9
Debt costs	(12.9)	(40.4)
Proceeds from employee stock plans	1.2	0.7
Excess tax benefit from share-based compensation	—	15.5
Preferred stock dividends paid	(2.9)	(5.5)

Net cash used for financing activities	(24.2)	(108.1)

Cash and cash equivalents:
Net increase (decrease) during each period	70.6	(33.2)
At beginning of year	85.4	117.5

At end of period	$156.0	$84.3

See accompanying notes to consolidated financial statements.

Kansas City Southern

Notes to Consolidated Financial Statements

1. Accounting Policies, Interim Financial Statements and Basis of Presentation

In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the results for interim periods. All adjustments made were of a normal and recurring nature. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011. Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued new guidance on the presentation of comprehensive income, which eliminates the option for entities to present components of other comprehensive income (“OCI”) as a part of the statement of changes in stockholders’ equity and requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. Additionally, the standard does not affect the calculation or reporting of earnings per share. This standard is effective for the Company beginning the first quarter of 2012.

3. Earnings Per Share Data

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Nonvested stock awards granted to employees and officers are included in weighted average shares as they are earned for purposes of computing basic earnings per common share. Diluted earnings per share adjusts basic earnings per common share for the effects of potentially dilutive common shares, if the effect is not anti-dilutive. Potentially dilutive common shares include the dilutive effects of shares issuable upon the conversion of preferred stock to common stock and shares issuable under the Stock Option and Performance Award Plan. During the first quarter of 2011, the Company converted all of the remaining outstanding Cumulative Convertible Perpetual Preferred Stock, Series D, into 6,999,887 shares of common stock.

The following table reconciles the basic earnings per share computation to the diluted earnings per share computation (in millions, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income available to common stockholders for purposes of computing basic earnings per share	$70.7	$34.6	$133.3	$67.2
Effect of dividends on conversion of convertible preferred stock	—	—	1.4	—

Net income available to common stockholders for purposes of computing diluted earnings per share	$70.7	$34.6	$134.7	$67.2

Weighted-average number of shares outstanding (in thousands):
Basic shares	109,428	99,907	106,858	97,946
Effect of dilution	382	459	2,918	514

Diluted shares	109,810	100,366	109,776	98,460

Basic earnings per share	$0.65	$0.35	$1.25	$0.69

Diluted earnings per share	$0.64	$0.34	$1.23	$0.68

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

Potentially dilutive shares excluded from the calculation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock options which effect on diluted earnings per share is anti-dilutive	97	205	101	205
Convertible preferred stock which is anti-dilutive	—	7,000	—	7,000

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

Hurricane Alex affected revenues as customers were required to use alternate carriers or modes of transportation until rail service was restored. The Company estimated that resulting lost revenues in the third quarter of 2010 were approximately $40.0 million before related avoided costs. In addition, the Company incurred losses related to property damage and incremental expenses of $36.2 million. The $36.2 million of incurred losses related to property damage and incremental expense was offset by a receivable for probable insurance recoveries. Effective July 7, 2011, the Company settled the portion of the insurance claim related to the property and casualty program, including business interruption for $66.0 million before the related self-insured retention of $10.0 million. Through June 30, 2011, the Company has received $40.0 million of insurance proceeds related to the property and casualty claim (see table below) and expects to receive final settlement proceeds of $16.0 million in the third quarter of 2011. The $19.8 million of proceeds in excess of the receivable will be recognized as a gain on insurance recovery within operating expenses in the third quarter of 2011.

As of June 30, 2011, $40.0 million of insurance proceeds were collected in the following periods (in millions):

Period Received	Amount Collected
Fourth quarter 2010	$10.0
First quarter 2011	15.0
Second quarter 2011	15.0

Total proceeds collected	$40.0

On July 5, 2011, the Company received $3.0 million of insurance proceeds for the portion of the insurance claim related to general liability. The Company expects to settle the general liability insurance claim during the third quarter of 2011, and related proceeds will be recognized as a gain on insurance recovery within operating expenses when all contingencies have been resolved, which generally occurs at the time of final settlement.

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

5. Property and Equipment (including Concession Assets)

Property and equipment, including concession assets, and related accumulated depreciation and amortization are summarized below (in millions):

	December 31,	December 31,
	June 30, 2011	December 31, 2010
Land	$176.8	$177.0
Concession land rights	141.2	141.2
Road property	5,100.7	4,939.1
Equipment	679.3	678.1
Technology and other	126.1	121.9
Construction in progress	150.8	143.5

Total property	6,374.9	6,200.8
Accumulated depreciation and amortization	1,380.8	1,298.4

Property and equipment (including concession assets), net	$4,994.1	$4,902.4

Concession assets, net of accumulated amortization of $323.2 million and $305.3 million, totaled $1,826.5 million and $1,800.1 million at June 30, 2011 and December 31, 2010, respectively.

6. Fair Value Measurements

The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of the short-term financial instruments approximates their fair value.

The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $1,721.9 million and $1,739.8 million at June 30, 2011 and December 31, 2010, respectively. The carrying value was $1,632.8 million and $1,639.7 million at June 30, 2011 and December 31, 2010, respectively.

7. Long-Term Debt

On May 6, 2011, pursuant to an offer to purchase, Kansas City Southern de México, S.A. de C.V. (“KCSM”), a wholly-owned subsidiary of KCS, commenced a cash tender offer for all of its 7 5/8% Senior Notes due December 1, 2013 (the “7 5/8% Senior Notes”) and, pursuant to a separate offer to purchase, KCSM commenced a cash tender offer for all of its 7 3/8% Senior Notes due June 1, 2014 (the “7 3/8% Senior Notes”). Through June 7, 2011, KCSM purchased and redeemed the remaining $32.4 million of the 7  5/8% Senior Notes and all of the outstanding $165.0 million of the 7 3/8% Senior Notes using the proceeds received from the issuance of $200.0 million principal amount of 6 1/8% senior unsecured notes due June 15, 2021 (the “6 1/8% Senior Notes”) and cash on hand. The Company recorded debt retirement costs of $10.3 million in the second quarter of 2011.

On May 20, 2011, KCSM issued $200.0 million principal amount of 6 1/8% Senior Notes, at par, bearing interest semiannually at a fixed annual rate of 6 1/8%. KCSM used proceeds from the issuance of the 6 1/8% Senior Notes and cash on hand to purchase and redeem the 7 5/8% Senior Notes and 7 3/8% Senior Notes as discussed above, and pay all fees and expenses incurred in connection with the 6 1/8% Senior Notes offering and the tender offers. The 6 1/8% Senior Notes are redeemable at KCSM’s option, in whole or in part, on and after June 15, 2016, at the following redemption prices (expressed as percentages of principal amount) if redeemed during the 12-month period commencing on June 15 of the following years, plus any accrued and unpaid interest to the date of redemption: 2016— 103.063%, 2017 — 102.042%, 2018 — 101.021% and 2019 —100.000%. In addition, KCSM may redeem up to 35% of the 6 1/8% Senior Notes at a redemption price equal to 106.125% any time prior to June 15, 2014 from the proceeds of the sale of KCSM’s capital stock or the capital stock of KCS and the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued unpaid interest in the event of certain changes in the Mexican withholding tax rate.

The 6 1/8% Senior Notes are denominated in dollars and are unsecured, unsubordinated obligations, rank pari passu in right of payment with KCSM’s existing and future unsecured, unsubordinated obligations, and are senior in right of payment to KCSM’s

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

future subordinated indebtedness. In addition, the 6 1/8% Senior Notes include certain covenants which are customary for these types of debt instruments and borrowers with similar credit ratings. The 6 1/8% Senior Notes contain certain covenants that, among other things, prohibit or restrict KCSM from taking certain actions, including KCSM’s ability to incur debt, pay dividends or make other distributions in respect of its stock, issue guarantees, enter into certain transactions with affiliates, make restricted payments, sell certain assets, create liens, engage in sale-leaseback transactions and engage in mergers, divestitures and consolidations. However, these limitations are subject to a number of important qualifications and exceptions.

8. Conversion of Cumulative Convertible Perpetual Preferred Stock, Series D

During the first quarter of 2011, the Company converted all of the remaining outstanding 209,995 shares of the 5.125% Cumulative Convertible Perpetual Preferred Stock, Series D, into 6,999,887 shares of KCS common stock.

On May 5, 2011, the Company’s Restated Certificate of Incorporation was amended to eliminate the Series D Preferred Stock and change the status to undesignated preferred stock of the Company.

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

9. Equity

The following table summarizes the changes in equity (in millions):

	Noncontrolling	Noncontrolling	Noncontrolling	Noncontrolling	Noncontrolling	Noncontrolling
	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity
Beginning balance	$2,495.9	$282.7	$2,778.6	$2,082.0	$281.7	$2,363.7

Comprehensive income:
Net income	70.8	0.9	71.7	37.4	—	37.4
Unrealized gain on cash flow hedges, net of tax of less than $0.1 million	—	—	—	0.1	—	0.1
Reclassification adjustment from cash flow hedges included in net income, net of tax of $0.7 million	—	—	—	0.9	—	0.9
Amortization of prior service credit, net of tax of less than $(0.1) million	(0.1)	—	(0.1)	—	—	—
Cumulative translation adjustment - FTVM, net of tax of less than $0.1 million and less than $(0.1) million	0.1	—	0.1	(0.2)	—	(0.2)

Comprehensive income	70.8	0.9	71.7	38.2	—	38.2
Contribution from noncontrolling interest	—	2.0	2.0	—	—	—
Common stock issued	—	—	—	214.9	—	214.9
Dividends on $25 par preferred stock	(0.1)	—	(0.1)	—	—	—
Dividends on series D cumulative preferred stock	—	—	—	(2.8)	—	(2.8)
Options exercised and stock subscribed, net of shares withheld for employee taxes	(0.1)	—	(0.1)	(0.3)	—	(0.3)
Tax benefit from share-based compensation	—	—	—	3.8	—	3.8
Share-based compensation	1.3	—	1.3	1.3	—	1.3

Ending balance	$2,567.8	$285.6	$2,853.4	$2,337.1	$281.7	$2,618.8

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

	Noncontrolling	Noncontrolling	Noncontrolling	Noncontrolling	Noncontrolling	Noncontrolling
	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity
Beginning balance	$2,431.1	$282.6	$2,713.7	$2,043.0	$282.8	$2,325.8

Comprehensive income:
Net income (loss)	134.8	1.0	135.8	72.7	(1.1)	71.6
Unrealized loss on cash flow hedges, net of tax of $(0.2) million	—	—	—	(0.3)	—	(0.3)
Reclassification adjustment from cash flow hedges included in net income, net of tax of $0.2 million and $1.3 million	0.2	—	0.2	1.8	—	1.8
Amortization of prior service credit, net of tax of less than $(0.1) million	(0.1)	—	(0.1)	—	—	—
Cumulative translation adjustment - FTVM, net of tax of $0.1 million	0.4	—	0.4	0.2	—	0.2

Comprehensive income (loss)	135.3	1.0	136.3	74.4	(1.1)	73.3
Contribution from noncontrolling interest	—	2.0	2.0	—	—	—
Common stock issued	—	—	—	214.9	—	214.9
Conversion of series D cumulative convertible preferred stock	(0.2)	—	(0.2)	—	—	—
Common stock issued for conversion of series D cumulative convertible preferred stock	0.2	—	0.2	—	—	—
Dividends on $25 par preferred stock	(0.2)	—	(0.2)	(0.1)	—	(0.1)
Dividends on series D cumulative preferred stock	(2.7)	—	(2.7)	(5.4)	—	(5.4)
Options exercised and stock subscribed, net of shares withheld for employee taxes	(1.0)	—	(1.0)	(9.7)	—	(9.7)
Tax benefit from share-based compensation	—	—	—	15.5	—	15.5
Share-based compensation	5.3	—	5.3	4.5	—	4.5

Ending balance	$2,567.8	$285.6	$2,853.4	$2,337.1	$281.7	$2,618.8

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

10. Commitments and Contingencies

Concession Duty. Under KCSM’s 50-year railroad concession from the Mexican government (the “Concession”), the Mexican government has the right to receive a payment from KCSM equivalent to 0.5% of KCSM’s gross revenue during the first 15 years of the Concession period and, beginning on June 24, 2012, 1.25% of KCSM’s gross revenue for the remaining years of the Concession period. For the three and six months ended June 30, 2011, the concession duty expense, which is recorded within operating expenses, was $1.3 million and $2.4 million, respectively, compared to $1.1 million and $2.1 million for the same periods in 2010.

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

Personal Injury. The Company’s personal injury liability is based on semi-annual actuarial studies performed on an undiscounted basis by an independent third party actuarial firm and reviewed by management. This liability is based on personal injury claims filed and an estimate of claims incurred but not yet reported. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Adjustments to the liability are reflected within operating expenses in the period in which changes to estimates are known. Personal injury claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The personal injury liability as of June 30, 2011 is based on an updated actuarial study of personal injury claims through May 31, 2011 and review of the last month’s experience. For the six months ended June 30, 2011 and 2010, the Company recorded a $9.2 million and a $12.4 million reduction in personal injury liability due to changes in estimates as a result of the Company’s continuing favorable claims development and settlement experience.

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

The personal injury liability activity was as follows (in millions):

	2011	2011
	Six Months Ended June 30,
	2011	2010
Balance at beginning of year	$62.2	$86.9
Accruals	5.4	9.9
Change in estimate	(9.2)	(12.4)
Payments	(9.7)	(8.8)

Balance at end of period	$48.7	$75.6

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

Certain Disputes with Ferromex. KCSM and Ferromex use certain trackage rights, haulage rights, and interline services (the “Services”) provided by each other. The rates to be charged after January 1, 2009, were agreed to pursuant to the Trackage Rights Agreement, dated February 9, 2010 (the “Trackage Rights Agreement”), between KCSM and Ferromex. The rates payable for these Services for the period beginning in 1998 through December 31, 2008 are still not resolved. If KCSM cannot reach an agreement with Ferromex for rates applicable for Services prior to January 1, 2009 which are not subject to the Trackage Rights Agreement, the Mexican Secretaría de Comunicaciones y Transportes (“Secretary of Communications and Transportation” or “SCT”) is entitled to set the rates in accordance with Mexican law and regulations. KCSM and Ferromex both initiated administrative proceedings seeking a determination by the SCT of the rates that KCSM and Ferromex should pay each other in connection with the Services. The SCT issued rulings in 2002 and 2008 setting the rates for the Services and both KCSM and Ferromex challenged these rulings.

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

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

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

Credit Risk. The Company continually monitors risks related to the economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or further weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and operating results. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate at June 30, 2011.

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

Panama Canal Railway Company (“PCRC”) Guarantees and Indemnities. The Company has issued four irrevocable standby letters of credit totaling approximately $1.5 million to fulfill the Company’s fifty percent guarantee of additional equipment loans. The Company agreed to fund fifty percent of any debt service reserve or liquidity reserve required from PCRC, reserves which were established by PCRC in connection with the issuance of the 7.0% Senior Secured Notes due November 1, 2026 (the “Notes”). At June 30, 2011, the Company has issued a related standby letter of credit in the amount of $3.9 million. Additionally, KCS has pledged its shares of PCRC as security for the Notes.

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

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

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

The following tables provide information by geographic area (in millions):

	2011	2011	2011	2011
	Three Months Ended June 30,		Six Months Ended June 30,
Revenues	2011	2010	2011	2010
U.S.	$288.2	$254.8	$558.6	$500.3
Mexico	246.7	206.8	464.9	397.6

Total revenues	$534.9	$461.6	$1,023.5	$897.9

Property and equipment (including concession assets), net			June 30, 2011	December 31, 2010
U.S.			$2,706.6	$2,626.2
Mexico			2,287.5	2,276.2

Total property and equipment (including concession assets), net			$4,994.1	$4,902.4

12. Condensed Consolidating Financial Information

The Kansas City Southern Railway Company (“KCSR”), a wholly-owned subsidiary of KCS, has outstanding $275.0 million principal amount of 8.0% Senior Notes due June 1, 2015 and $123.5 million principal amount of 13.0% Senior Notes due December 15, 2013, which are unsecured obligations of KCSR, and which are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCS and certain wholly-owned domestic subsidiaries. As a result, the following condensed consolidating financial information (in millions) has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.” The 8.0% Senior Notes were registered by means of an amendment to KCS’s shelf registration statement. The 13.0% Senior Notes were registered under KCS’s shelf registration statement.

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended June 30, 2011
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS
Revenues	$—	$255.5	$5.2	$281.7	$(7.5)	$534.9
Operating expenses	1.2	191.6	7.1	191.5	(8.1)	383.3

Operating income (loss)	(1.2)	63.9	(1.9)	90.2	0.6	151.6
Equity in net earnings (losses) of unconsolidated affiliates	66.9	(0.1)	—	40.6	(102.1)	5.3
Interest expense	(0.1)	(22.5)	—	(20.4)	10.6	(32.4)
Debt retirement costs	—	—	—	(10.3)	—	(10.3)
Foreign exchange gain	—	—	—	0.4	—	0.4
Other income, net	9.6	0.9	—	0.8	(11.3)	—

Income (loss) before income taxes	75.2	42.2	(1.9)	101.3	(102.2)	114.6
Income tax expense (benefit)	4.5	16.6	(0.8)	22.6	—	42.9

Net income (loss)	70.7	25.6	(1.1)	78.7	(102.2)	71.7
Less: Net income attributable to noncontrolling interest	—	—	—	0.9	—	0.9

Net income (loss) attributable to Kansas City Southern and subsidiaries	$70.7	$25.6	$(1.1)	$77.8	$(102.2)	$70.8

	Three Months Ended June 30, 2010
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$224.4	$3.6	$239.9	$(6.3)	$461.6
Operating expenses	1.3	163.0	6.1	171.4	(7.4)	334.4

Operating income (loss)	(1.3)	61.4	(2.5)	68.5	1.1	127.2
Equity in net earnings (losses) of unconsolidated affiliates	35.3	(0.1)	—	20.5	(51.1)	4.6
Interest expense	—	(25.1)	0.3	(26.6)	9.5	(41.9)
Debt retirement costs	—	(15.8)	—	(16.7)	—	(32.5)
Foreign exchange loss	—	—	—	(1.4)	—	(1.4)
Other income, net	9.1	1.2	—	1.8	(11.1)	1.0

Income (loss) before income taxes	43.1	21.6	(2.2)	46.1	(51.6)	57.0
Income tax expense (benefit)	4.9	8.6	(0.8)	6.9	—	19.6

Net income (loss)	38.2	13.0	(1.4)	39.2	(51.6)	37.4
Less: Net income attributable to noncontrolling interest	—	—	—	—	—	—

Net income (loss) attributable to Kansas City Southern and subsidiaries	$38.2	$13.0	$(1.4)	$39.2	$(51.6)	$37.4

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME – (Continued)

	Six Months Ended June 30, 2011
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS
Revenues	$—	$496.8	$9.8	$531.8	$(14.9)	$1,023.5
Operating expenses	2.2	377.1	13.4	367.5	(16.1)	744.1

Operating income (loss)	(2.2)	119.7	(3.6)	164.3	1.2	279.4
Equity in net earnings (losses) of unconsolidated affiliates	126.0	(0.2)	—	77.7	(194.6)	8.9
Interest expense	(0.1)	(45.3)	—	(41.3)	21.2	(65.5)
Debt retirement costs	—	—	—	(10.3)	—	(10.3)
Foreign exchange gain	—	—	—	0.3	—	0.3
Other income, net	19.4	3.1	—	1.7	(22.5)	1.7

Income (loss) before income taxes	143.1	77.3	(3.6)	192.4	(194.7)	214.5
Income tax expense (benefit)	8.4	30.5	(1.4)	41.2	—	78.7

Net income (loss)	134.7	46.8	(2.2)	151.2	(194.7)	135.8
Less: Net income attributable to noncontrolling interest	—	—	—	1.0	—	1.0

Net income (loss) attributable to Kansas City Southern and subsidiaries	$134.7	$46.8	$(2.2)	$150.2	$(194.7)	$134.8

	Six Months Ended June 30, 2010
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$441.4	$7.6	$461.8	$(12.9)	$897.9
Operating expenses	2.4	326.1	12.8	335.8	(14.6)	662.5

Operating income (loss)	(2.4)	115.3	(5.2)	126.0	1.7	235.4
Equity in net earnings of unconsolidated affiliates	67.1	3.3	—	29.8	(89.2)	11.0
Interest expense	(0.1)	(52.5)	0.3	(54.6)	20.6	(86.3)
Debt retirement costs	—	(15.8)	—	(31.6)	—	(47.4)
Foreign exchange gain	—	—	—	1.2	—	1.2
Other income, net	19.4	2.2	—	2.7	(22.8)	1.5

Income (loss) before income taxes	84.0	52.5	(4.9)	73.5	(89.7)	115.4
Income tax expense (benefit)	10.5	20.8	(1.8)	14.3	—	43.8

Net income (loss)	73.5	31.7	(3.1)	59.2	(89.7)	71.6
Less: Net loss attributable to noncontrolling interest	—	—	—	(1.1)	—	(1.1)

Net income (loss) attributable to Kansas City Southern and subsidiaries	$73.5	$31.7	$(3.1)	$60.3	$(89.7)	$72.7

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2011
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS
Assets:
Current assets	$1.0	$240.2	$3.6	$430.3	$(13.6)	$661.5
Investments	—	26.9	—	21.9	—	48.8
Investments in consolidated subsidiaries	1,982.7	(0.1)	1.9	1,779.0	(3,763.5)	—
Restricted funds	—	—	—	14.7	—	14.7
Property and equipment (including concession assets), net	—	1,887.7	212.9	2,893.5	—	4,994.1
Other assets	1.4	62.2	—	89.5	(46.5)	106.6

Total assets	$1,985.1	$2,216.9	$218.4	$5,228.9	$(3,823.6)	$5,825.7

Liabilities and equity:
Current liabilities	$(580.6)	$655.3	$134.0	$201.5	$(4.4)	$405.8
Long-term debt	0.2	703.1	0.4	910.9	—	1,614.6
Deferred income taxes	(7.2)	502.2	76.7	158.4	—	730.1
Other liabilities	4.3	133.7	0.4	139.1	(55.7)	221.8
Stockholders’ equity	2,568.4	222.6	6.9	3,533.4	(3,763.5)	2,567.8
Noncontrolling interest	—	—	—	285.6	—	285.6

Total liabilities and equity	$1,985.1	$2,216.9	$218.4	$5,228.9	$(3,823.6)	$5,825.7

	December 31, 2010
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$0.5	$212.6	$3.9	$390.2	$(31.0)	$576.2
Investments	—	28.2	—	18.2	—	46.4
Investments in consolidated subsidiaries	1,855.8	1.7	1.9	1,708.7	(3,568.1)	—
Restricted funds	—	—	—	22.0	—	22.0
Property and equipment (including concession assets), net	—	1,829.3	213.7	2,859.4	—	4,902.4
Other assets	1.4	52.1	—	88.1	(47.7)	93.9

Total assets	$1,857.7	$2,123.9	$219.5	$5,086.6	$(3,646.8)	$5,640.9

Liabilities and equity:
Current liabilities	$(562.8)	$631.7	$131.4	$233.3	$(12.5)	$421.1
Long-term debt	0.2	704.1	0.4	916.9	—	1,621.6
Deferred income taxes	(15.6)	462.6	78.2	129.3	—	654.5
Other liabilities	4.2	150.1	0.3	141.6	(66.2)	230.0
Stockholders’ equity	2,431.7	175.4	9.2	3,382.9	(3,568.1)	2,431.1
Noncontrolling interest	—	—	—	282.6	—	282.6

Total liabilities and equity	$1,857.7	$2,123.9	$219.5	$5,086.6	$(3,646.8)	$5,640.9

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2011
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS
Operating activities:
Net cash provided	$1. 7	$100.2	$5.4	$161.7	$(0.1)	$268.9

Investing activities:
Capital expenditures	—	(86.7)	(5.3)	(79.8)	—	(171.8)
Property investments in MSLLC	—	—	—	(24.2)	—	(24.2)
Other investing activities	—	1.1	—	20.7	0.1	21.9

Net cash used	—	(85.6)	(5.3)	(83.3)	0.1	(174.1)

Financing activities:
Proceeds from issuance of long-term debt	—	—	—	200.0	—	200.0
Repayment of long-term debt	—	(2.8)	(0.1)	(206.7)	—	(209.6)
Other financing activities	(1.7)	—	—	(12.9)	—	(14.6)

Net cash used	(1.7)	(2.8)	(0.1)	(19.6)	—	(24.2)

Cash and cash equivalents:
Net increase	—	11.8	—	58.8	—	70.6
At beginning of year	0.1	37.8	—	47.5	—	85.4

At end of period	$0.1	$49.6	$—	$106.3	$—	$156.0

Kansas City Southern

Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS – (Continued)

	Six Months Ended June 30, 2010
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided (used)	$(89.4)	$217.2	$1.6	$90.9	$—	$220.3

Investing activities:
Capital expenditures	—	(69.6)	(1.7)	(49.6)	—	(120.9)
Acquisition of an intermodal facility, net of cash acquired	—	—	—	(25.0)	—	(25.0)
Property investments in MSLLC	—	—	—	(10.5)	—	(10.5)
Proceeds from sale (acquisition) of Mexrail, Inc.	(41.0)	—	—	41.0	—	—
Distribution to affiliates	(95.0)	—	—	—	95.0	—
Other investing activities	—	(0.5)	0.1	41.4	(30.0)	11.0

Net cash used	(136.0)	(70.1)	(1.6)	(2.7)	65.0	(145.4)

Financing activities:
Proceeds from issuance of long-term debt	—	—	—	295.7	—	295.7
Repayment of long-term debt	(0.4)	(145.9)	—	(472.7)	30.0	(589.0)
Proceeds from common stock issuance	214.9	—	—	—	—	214.9
Debt costs	—	(10.4)	—	(30.0)	—	(40.4)
Excess tax benefit from share-based compensation	15.5	—	—	—	—	15.5
Contribution from affiliates	—	—	—	95.0	(95.0)	—
Other financing activities	(4.8)	—	—	—	—	(4.8)

Net cash provided (used)	225.2	(156.3)	—	(112.0)	(65.0)	(108.1)

Cash and cash equivalents:
Net decrease	(0.2)	(9.2)	—	(23.8)	—	(33.2)
At beginning of year	(0.1)	12.7	0.3	104.6	—	117.5

At end of period	$(0.3)	$3.5	$0.3	$80.8	$—	$84.3

13. Subsequent Event

On July 12, 2011, KCS, together with its wholly-owned subsidiary, The Kansas City Southern Railway Company, as Borrower (“KCSR”), and certain subsidiaries named therein as guarantors (the “Subsidiary Guarantors”), entered into an amended and restated credit agreement (the “Credit Agreement”) with various lenders named in the Credit Agreement. The Credit Agreement provides KCSR with (i) a five-and-one-half year $300.0 million term loan credit facility (the “Term Loan Facility”) and (ii) a five-year $200.0 million revolving credit facility consisting of a revolving facility up to $200.0 million (the “Revolving Facility”), a letter of credit facility of $25.0 million (the “Letter of Credit Facility”) and a swing line facility of up to $15.0 million (the “Swing Line Facility”). The Letter of Credit Facility and the Swing Line Facility each constitute usage under the Revolving Facility.

The $305.8 million outstanding term loans under KCSR’s prior amended and restated credit agreement were combined and refinanced with those under the Term Loan Facility and KCSR used available cash to reduce the principal balance of the prior term loans by $5.8 million. Under the Credit Agreement, the final maturity of the term loans was extended from April 28, 2013 to January 15, 2017. Commitments under KCSR’s prior revolving credit facility were rolled over into the new Revolving Facility, the maturity was extended from April 28, 2013 to July 15, 2016, and the available principal amount of such commitments was increased from $125.0 million to $200.0 million.

KCSR is required to make quarterly principal payments on the Term Loan Facility commencing December 31, 2011, with any remaining unpaid principal balance due and payable on January 15, 2017. The outstanding principal balance of loans under the Term Loan Facility and the Revolving Facility bear interest at floating rates. At KCSR’s option, the loans will bear interest at either (i) the greater of (a) The Bank of Nova Scotia’s base rate, (b) federal funds rate plus 0.50% or (c) one-month LIBOR plus 1.00% (the “Base Rate”) plus a margin of 0.25% to 1.50% (depending on the leverage ratio) or (ii) LIBOR plus a margin of 1.25% to 2.50% (depending on the leverage ratio). The outstanding principal balance of loans under the Swing Line Facility will bear interest at the Base Rate plus a margin of 0.25% to 1.50% (depending on the leverage ratio).

The obligations under the Credit Agreement are secured by substantially all of the assets of KCS, KCSR and the Subsidiary Guarantors pursuant to a Security Agreement dated July 12, 2011 (the “Security Agreement”) among KCS, KCSR, each Subsidiary Guarantor and The Bank of Nova Scotia, as administrative agent and collateral agent for the lenders. Under the terms of the Security Agreement, KCS, KCSR and their restricted subsidiaries (as defined in the Credit Agreement) agreed to subordinate payment of certain intercompany debt. In addition, KCS and each Subsidiary Guarantor guaranteed repayment of the amounts due under the Credit Agreement and the equity interests of KCSR and each Subsidiary Guarantor have been pledged pursuant to the Security Agreement to secure obligations under the Credit Agreement.

The Credit Agreement contains covenants that restrict or prohibit certain actions, including, but not limited to, KCS and KCSR’s ability to incur debt, create or suffer to exist liens, make prepayment of particular debt, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale-leaseback transactions. In addition, KCS must meet certain consolidated interest coverage and leverage ratios. Failure to maintain compliance with the covenants could constitute a default which could accelerate the payment of any outstanding amounts under the Credit Agreement.

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

Second Quarter Analysis

The Company reported quarterly earnings of $0.64 per diluted share on consolidated net income of $70.8 million for the three months ended June 30, 2011, compared to quarterly earnings of $0.34 per diluted share on consolidated net income of $37.4 million for the same period in 2010. This earnings increase reflects a 16% increase in revenues during the three months ended June 30, 2011 as compared to the same period in 2010, driven primarily by positive pricing impacts, increased fuel surcharge and the overall increase in carload/unit volumes resulting from the continued improvement in the economy.

Operating expenses increased 15% compared to the same period in 2010, primarily due to higher volumes, increases in fuel prices and compensation and benefits rates and the effect of fluctuations in the value of the U.S. dollar against the value of the Mexican peso for operating expenses denominated in Mexican pesos.

KCSM’s revenues and operating expenses are affected by fluctuations in the value of the U.S. dollar against the value of the Mexican peso. Based on the volume of revenue and expense transactions denominated in Mexican pesos, revenue and expense fluctuations generally offset, with insignificant net impacts to operating income.

Operating expenses as a percentage of revenues declined to 71.7% for the three months ended June 30, 2011 as compared to 72.4% for the same period in 2010.

Results of Operations

The following summarizes KCS’s consolidated income statement components (in millions):

	Three Months Ended June 30,		Change Dollars
	2011	2010
Revenues	$534.9	$461.6	$73.3
Operating expenses	383.3	334.4	48.9

Operating income	151.6	127.2	24.4
Equity in net earnings of unconsolidated affiliates	5.3	4.6	0.7
Interest expense	(32.4)	(41.9)	9.5
Debt retirement costs	(10.3)	(32.5)	22.2
Foreign exchange gain (loss)	0.4	(1.4)	1.8
Other income, net	—	1.0	(1.0)

Income before income taxes	114.6	57.0	57.6
Income tax expense	42.9	19.6	23.3

Net income	71.7	37.4	34.3
Less: Net income attributable to noncontrolling interest	0.9	—	0.9

Net income attributable to Kansas City Southern and subsidiaries	$70.8	$37.4	$33.4

	Six Months Ended June 30,		Change Dollars
	2011	2010
Revenues	$1,023.5	$897.9	$125.6
Operating expenses	744.1	662.5	81.6

Operating income	279.4	235.4	44.0
Equity in net earnings of unconsolidated affiliates	8.9	11.0	(2.1)
Interest expense	(65.5)	(86.3)	20.8
Debt retirement costs	(10.3)	(47.4)	37.1
Foreign exchange gain	0.3	1.2	(0.9)
Other income, net	1.7	1.5	0.2

Income before income taxes	214.5	115.4	99.1
Income tax expense	78.7	43.8	34.9

Net income	135.8	71.6	64.2
Less: Net income (loss) attributable to noncontrolling interest	1.0	(1.1)	2.1

Net income attributable to Kansas City Southern and subsidiaries	$134.8	$72.7	$62.1

Revenues

The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
Chemical and petroleum	$106.9	$93.4	14%	67.0	64.5	4%	$1,596	$1,448	10%
Industrial and consumer products	125.0	109.2	14%	80.6	78.3	3%	1,551	1,395	11%
Agriculture and minerals	121.5	115.9	5%	68.8	71.4	(4)%	1,766	1,623	9%

Total general commodities	353.4	318.5	11%	216.4	214.2	1%	1,633	1,487	10%
Coal	68.0	53.3	28%	68.3	65.1	5%	996	819	22%
Intermodal	62.0	49.6	25%	194.6	171.6	13%	319	289	10%
Automotive	34.4	24.3	42%	20.5	17.5	17%	1,678	1,389	21%

Carload revenues, carloads and units	517.8	445.7	16%	499.8	468.4	7%	$1,036	$952	9%

Other revenue	17.1	15.9	8%

Total revenues (i)	$534.9	$461.6	16%

(i) Included in revenues:
Fuel surcharge	$63.5	$39.6

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
Chemical and petroleum	$203.8	$183.0	11%	130.0	126.7	3%	$1,568	$1,444	9%
Industrial and consumer products	243.5	209.0	17%	162.7	151.7	7%	1,497	1,378	9%
Agriculture and minerals	226.6	221.9	2%	133.1	138.7	(4)%	1,702	1,600	6%

Total general commodities	673.9	613.9	10%	425.8	417.1	2%	1,583	1,472	8%
Coal	132.6	112.3	18%	137.0	137.1	—	968	819	18%
Intermodal	116.2	92.2	26%	370.5	322.1	15%	314	286	10%
Automotive	65.5	46.0	42%	40.6	35.3	15%	1,613	1,303	24%

Carload revenues, carloads and units	988.2	864.4	14%	973.9	911.6	7%	$1,015	$948	7%

Other revenue	35.3	33.5	5%

Total revenues (i)	$1,023.5	$897.9	14%

(i) Included in revenues:
Fuel surcharge	$112.7	$74.4

Freight revenues include both revenue for transportation services and fuel surcharges. For the three and six months ended June 30, 2011, revenues increased $73.3 million and $125.6 million compared to the same periods in 2010, primarily due to positive pricing impacts, increased fuel surcharge and a 7% increase in carload/unit volumes. Revenue per carload/unit increased by 9% and 7% for the three and six months ended June 30, 2011, compared to the same periods in 2010, reflecting favorable commodity mix in addition to the factors discussed above. The effect of fluctuations in the value of the U.S. dollar against the value of the Mexican peso was not significant for these periods.

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

The following discussion provides an analysis of revenues by commodity group:

Revenues by commodity group for the three months ended June 30, 2011

Chemical and petroleum. Revenues increased $13.5 million and $20.8 million for the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to increases in pricing, volume and fuel surcharge. Petroleum revenues increased due to a Mexican government initiated oil export program that began in 2010 that effectively increased length of haul. Additionally, revenues increased in plastics and chemicals used to manufacture glass and paint as a result of continuing growth in the automotive industry.

Industrial and consumer products. Revenues increased $15.8 million and $34.5 million for the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to increases in volume, pricing and fuel surcharge. Metals and scrap business growth was primarily due to growing demand for slab and steel coil driven by continuing growth in the automotive industry and appliance manufacturing, as well as increases in demand for pipe. Paper product revenue increased primarily due to diminished truck capacity driving business to rail as demand has increased.

Agriculture and minerals. Revenues increased $5.6 million and $4.7 million for the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to increases in fuel surcharge and pricing that were partially offset by a decrease in volume. Food product revenue increased due to increased demand for corn syrup, sugar and alternative grains in Mexico. The increase for the six months ended June 30, 2011, compared to the same period in 2010, was partially offset by a decrease in grain volume and average length of haul in the first quarter of 2011 as traffic patterns shifted due to a decline in cross border traffic into Mexico as availability of crops from a strong Mexico harvest has been sufficient to meet the local demand. In June 2011, grain volumes were affected by flooding in the upper Midwest, which delayed deliveries from connecting carriers.

Coal. Revenues increased $14.7 million and $20.3 million for the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to increases in pricing and fuel surcharge. Revenues to existing electric generation customers increased due to re-pricing of coal contracts in the second half of 2010. In June 2011, volumes were affected by flooding in the upper Midwest, which delayed deliveries from connecting carriers.

Intermodal. Revenues increased $12.4 million and $24.0 million for the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to increases in volume and fuel surcharge. Growth was driven by increased domestic and cross border business, conversion of truck traffic to rail and South American/trans-Pacific container volume.

Automotive. Revenues increased $10.1 million and $19.5 million for the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to increases in volume, pricing and fluctuations in the value of the U.S. dollar against the value of the Mexican peso. The volume increase was driven by strong year over year growth in North American automobile sales, new cross border vehicle routings and the introduction of new automobile models.

Operating Expenses

Operating expenses, as shown below (in millions), increased $48.9 million and $81.6 million for the three and six months ended June 30, 2011, when compared to the same periods in 2010, primarily due to higher volumes, increases in fuel prices and compensation and benefit rates and the effect of fluctuations in the value of the U.S. dollar against the value of the Mexican peso for operating expenses denominated in Mexican pesos.

	Three Months Ended June 30,		Change
	2011	2010	Dollars	Percent
Compensation and benefits	$104.4	$93.7	$10.7	11%
Purchased services	54.8	48.0	6.8	14%
Fuel	92.0	69.1	22.9	33%
Equipment costs	42.7	41.3	1.4	3%
Depreciation and amortization	45.5	46.9	(1.4)	(3)%
Materials and other	43.9	35.4	8.5	24%

Total operating expenses	$383.3	$334.4	$48.9	15%

	Six Months Ended June 30,		Change
	2011	2010	Dollars	Percent
Compensation and benefits	$204.8	$184.4	$20.4	11%
Purchased services	102.9	92.9	10.0	11%
Fuel	171.5	129.9	41.6	32%
Equipment costs	84.1	80.0	4.1	5%
Depreciation and amortization	91.2	92.7	(1.5)	(2)%
Materials and other	89.6	82.6	7.0	8%

Total operating expenses	$744.1	$662.5	$81.6	12%

Compensation and benefits. Compensation and benefits increased $10.7 million and $20.4 million for the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to annual salary and benefit rate increases and increased carload/unit volumes. In addition, compensation and benefits increased in Mexico due to fluctuations in the value of the U.S. dollar against the value of the Mexican peso.

Purchased services. Purchased services increased $6.8 million and $10.0 million for the three and six months ended June 30, 2011, compared to the same periods in 2010, due to increases in volume-sensitive costs, primarily locomotive maintenance expense, freight car repairs, security and truck and terminal services and an increase in track structure maintenance expense.

Fuel. Fuel expense increased $22.9 million and $41.6 million for the three and six months ended June 30, 2011, compared with the same periods in 2010, primarily due to higher diesel fuel prices as the average fuel price per gallon increased by approximately 21% and 22%, respectively.

Equipment costs. Equipment costs increased $1.4 million and $4.1 million for the three and six months ended June 30, 2011, compared with the same periods in 2010, primarily due to the increase in the use of other railroads’ freight cars due to increased traffic volumes and higher car lease expense.

Depreciation and amortization. Depreciation and amortization expense decreased by $1.4 million and $1.5 million for the three and six months ended June 30, 2011, compared to the same periods in 2010 due to changes in depreciation rates on certain locomotive and road assets based on reassessment of the adequacy of the accumulated depreciation provisions, asset usage and replacement patterns, which were effective October 1, 2010, offset by the increase in depreciation and amortization expense due to a larger asset base. Depreciation expense on the asset base as of year-end 2010 is expected to be lower on a quarterly basis by approximately $1.0 million as a result of the rate changes.

Materials and other. Materials and other expense increased $8.5 million and $7.0 million for the three and six months ended June 30, 2011, compared to the same periods in 2010 primarily due to higher derailment expense, materials and supplies expense, increased personal property taxes and the Company recognized a larger reduction in the personal injury liability in the second quarter of 2010 as compared to the same period in 2011. In addition, for the six months ended June 30, 2011, as compared to the same period in 2010, these increases were partially offset by the settlement of a legal dispute in the first quarter of 2010.

Non-Operating Income and Expenses

Equity in net earnings of unconsolidated affiliates. Equity in earnings from unconsolidated affiliates increased $0.7 million and decreased $2.1 million for the three and six months ended June 30, 2011, compared to the same periods in 2010. Significant components of this change are as follows:

•

Equity in earnings of Southern Capital Corporation, LLC decreased $0.2 million and $3.6 million for the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to the recognition of a gain on sale of railcars and other equipment in the first quarter of 2010.

•

KCSM’s equity in earnings of Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”) decreased $0.1 million and increased $0.5 million for the three and six months ended June 30, 2011, compared to the same periods in 2010. The increase during the first half of 2011 is primarily due to an increase in volumes.

•

Equity in earnings from the operations of Panama Canal Railway Company increased $1.0 million for the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to an increase in container volume attributable to the improvement of the economy.

Interest expense. Interest expense decreased by $9.5 million and $20.8 million for the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to lower average debt balances and interest rates. During the three and six months ended June 30, 2011, the average debt balance was $1,647.1 million and $1,642.1 million, respectively, compared to $1,863.3 million and $1,920.4 million for the same periods in 2010.

Debt retirement costs. Debt retirement costs decreased by $22.2 million and $37.1 million for the three and six months ended June 30, 2011, compared to the same periods in 2010. In the second quarter of 2011, KCSM purchased and redeemed the remaining $32.4 million and all of the outstanding $165.0 million aggregate principal amount of its 7 5/8% Senior Notes due December 1, 2013 (the “7 5/8% Senior Notes”) and 7 3/8% Senior Notes due June 1, 2014 (the “7 3/8% Senior Notes”), respectively. KCSM recognized debt retirement cost of $10.3 million related to the call and tender premiums and the write-off of unamortized debt issuance costs. On June 4, 2010, the Company redeemed $66.5 million principal amount of the 13.0% Senior Notes due 2013 issued by KCSR, $70.0 million principal amount of the 12 1/2% Senior Notes due 2016 issued by KCSM and $100.0 million principal amount of the 9 3/8% Senior Notes due 2012 (the “9 3/8% Senior Notes”) issued by KCSM, and paid $19.7 million of call premiums and other expenses associated with such redemptions. In addition the Company wrote-off $12.8 million of unamortized debt issuance costs and original issue discounts associated with the redemption of the notes. In the first quarter of 2010, KCSM purchased $296.3 million of the 9 3/8% Senior Notes and the Company recorded debt retirement costs of $14.9 million related to the tender premium and the write-off of unamortized debt issuance costs.

Foreign exchange. Fluctuations in the value of the U.S. dollar against the value of the Mexican peso resulted in a foreign exchange gain of $0.4 million and $0.3 million for the three and six months ended June 30, 2011, compared to a foreign exchange loss of $1.4 million and a gain of $1.2 million for the same periods in 2010.

Other income, net. Other income, net decreased by $1.0 million for the three months ended June 30, 2011, compared to the same period in 2010, primarily due to lower gains on sale of land. For the six months ended June 30, 2011, other income, net increased $0.2 million, compared to the same period in 2010, primarily due to miscellaneous income partially offset by lower gains on sale of land.

Income tax expense. Income tax expense increased $23.3 million and $34.9 million for the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to higher pre-tax income. The effective income tax rate was 37.4% and 36.7% for the three and six months ended June 30, 2011, compared to 34.4% and 38.0% for the same periods in 2010. In the second quarter of 2010, the Company recognized a tax benefit from the sale of KCSM’s 49% ownership interest in Mexrail, Inc. to Kansas City Southern. Excluding this 2010 tax benefit, the effective income tax rate decreased for the three and six month periods primarily due to foreign exchange rate fluctuations and the increase in income taxed at a lower rate in Mexico.

Liquidity and Capital Resources

Overview

KCS’s primary uses of cash are to support operations; maintain and improve its railroad; pay debt service costs; acquire new and maintain existing locomotives, rolling stock and other equipment; and meet other obligations. KCS’s cash flow from operations has historically been sufficient to fund operations, maintenance capital expenditures and debt service. External sources of cash (principally bank debt, public and private debt, common and preferred stock and leases) have historically been used to refinance existing indebtedness and to fund acquisitions, new investments and equipment additions. As a result of the Company’s recent improvement in cash flows, the Company has the ability to fund certain investments and equipment additions or repay debt using available cash. On June 30, 2011, total available liquidity (the unrestricted cash balance plus revolving credit facility availability) was $381.0 million.

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

On May 6, 2011, pursuant to an offer to purchase, KCSM commenced a cash tender offer for all of its 7 5/8% Senior Notes and, pursuant to a separate offer to purchase, KCSM commenced a cash tender offer for all of its 7 3/8% Senior Notes. Through June 7, 2011, KCSM purchased and redeemed the remaining $32.4 million of the 7  5/8% Senior Notes and all of the outstanding $165.0 million of the 7 3/8% Senior Notes using the proceeds received from the issuance of $200.0 million principal amount of 6 1/8% senior unsecured notes due June 15, 2021 (the “6 1/8% Senior Notes”) and cash on hand. The Company recorded debt retirement costs of $10.3 million in the second quarter of 2011.

On May 20, 2011, KCSM issued $200.0 million principal amount of 6 1/8% Senior Notes, at par, bearing interest semiannually at a fixed annual rate of 6 1/8%. KCSM used proceeds from the issuance of the 6 1/8% Senior Notes and cash on hand to purchase and redeem the 7 5/8% Senior Notes and 7 3/8% Senior Notes as discussed above, and pay all fees and expenses incurred in connection with the 6 1/8% Senior Notes offering and the tender offers. The 6 1/8% Senior Notes are redeemable at KCSM’s option, in whole or in part, on and after June 15, 2016, at the following redemption prices (expressed as percentages of principal amount) if redeemed during the 12-month period commencing on June 15 of the following years, plus any accrued and unpaid interest to the date of redemption: 2016— 103.063%, 2017 — 102.042%, 2018 — 101.021% and 2019 —100.000%. In addition, KCSM may redeem up to 35% of the 6 1/8% Senior Notes at a redemption price equal to 106.125% any time prior to June 15, 2014 from the proceeds of the sale of KCSM’s capital stock or the capital stock of KCS and the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued unpaid interest in the event of certain changes in the Mexican withholding tax rate.

The 6 1/8% Senior Notes are denominated in dollars and are unsecured, unsubordinated obligations, rank pari passu in right of payment with KCSM’s existing and future unsecured, unsubordinated obligations, and are senior in right of payment to KCSM’s future subordinated indebtedness. In addition, the 6 1/8% Senior Notes include certain covenants which are customary for these types of debt instruments and borrowers with similar credit ratings. The 6 1/8% Senior Notes contain certain covenants that, among other things, prohibit or restrict KCSM from taking certain actions, including KCSM’s ability to incur debt, pay dividends or make other distributions in respect of its stock, issue guarantees, enter into certain transactions with affiliates, make restricted payments, sell certain assets, create liens, engage in sale-leaseback transactions and engage in mergers, divestitures and consolidations. However, these limitations are subject to a number of important qualifications and exceptions.

On July 12, 2011, KCS, together with its wholly-owned subsidiary, The Kansas City Southern Railway Company, as Borrower (“KCSR”), and certain subsidiaries named therein as guarantors (the “Subsidiary Guarantors”), entered into an amended and restated credit agreement (the “Credit Agreement”) with various lenders named in the Credit Agreement. The Credit Agreement provides KCSR with (i) a five-and-one-half year $300.0 million term loan credit facility (the “Term Loan Facility”) and (ii) a five-year $200.0 million revolving credit facility consisting of a revolving facility up to $200.0 million (the “Revolving Facility”), a letter of credit facility of $25.0 million (the “Letter of Credit Facility”) and a swing line facility of up to $15.0 million (the “Swing Line Facility”). The Letter of Credit Facility and the Swing Line Facility each constitute usage under the Revolving Facility.

The $305.8 million outstanding term loans under KCSR’s prior amended and restated credit agreement were combined and refinanced with those under the Term Loan Facility and KCSR used available cash to reduce the principal balance of the prior term loans by $5.8 million. Under the Credit Agreement, the final maturity of the term loans was extended from April 28, 2013 to January 15, 2017. Commitments under KCSR’s prior revolving credit facility were rolled over into the new Revolving Facility, the maturity was extended from April 28, 2013 to July 15, 2016, and the available principal amount of such commitments was increased from $125.0 million to $200.0 million.

        KCSR is required to make quarterly principal payments on the Term Loan Facility commencing December 31, 2011, with any remaining unpaid principal balance due and payable on January 15, 2017. The outstanding principal balance of loans under the Term

Loan Facility and the Revolving Facility bear interest at floating rates. At KCSR’s option, the loans will bear interest at either (i) the greater of (a) The Bank of Nova Scotia’s base rate, (b) federal funds rate plus 0.50% or (c) one-month LIBOR plus 1.00% (the “Base Rate”) plus a margin of 0.25% to 1.50% (depending on the leverage ratio) or (ii) LIBOR plus a margin of 1.25% to 2.50% (depending on the leverage ratio). The outstanding principal balance of loans under the Swing Line Facility will bear interest at the Base Rate plus a margin of 0.25% to 1.50% (depending on the leverage ratio).

The obligations under the Credit Agreement are secured by substantially all of the assets of KCS, KCSR and the Subsidiary Guarantors pursuant to a Security Agreement dated July 12, 2011 (the “Security Agreement”) among KCS, KCSR, each Subsidiary Guarantor and The Bank of Nova Scotia, as administrative agent and collateral agent for the lenders. Under the terms of the Security Agreement, KCS, KCSR and their restricted subsidiaries (as defined in the Credit Agreement) agreed to subordinate payment of certain intercompany debt. In addition, KCS and each Subsidiary Guarantor guaranteed repayment of the amounts due under the Credit Agreement and the equity interests of KCSR and each Subsidiary Guarantor have been pledged pursuant to the Security Agreement to secure obligations under the Credit Agreement.

The Credit Agreement contains covenants that restrict or prohibit certain actions, including, but not limited to, KCS and KCSR’s ability to incur debt, create or suffer to exist liens, make prepayment of particular debt, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale-leaseback transactions. In addition, KCS must meet certain consolidated interest coverage and leverage ratios. Failure to maintain compliance with the covenants could constitute a default which could accelerate the payment of any outstanding amounts under the Credit Agreement.

The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to debt and equity capital markets, and other available financing resources will be sufficient to fund anticipated operating, capital and debt service requirements and other commitments in the foreseeable future.

As of June 30, 2011, KCS had a debt to capitalization ratio (total debt as a percentage of total debt plus total equity) of 36.4%. KCS’s primary sources of liquidity are cash flows generated from operations, borrowings under its revolving credit facilities and access to debt and equity capital markets. Although KCS has had adequate access to the capital markets, as a non-investment grade company, the financial terms under which funding is obtained often contain restrictive covenants. The covenants constrain financial flexibility by restricting or prohibiting certain actions, including the ability to incur additional debt for any purpose other than refinancing existing debt, create or suffer to exist additional liens, make prepayments of particular debt, pay dividends on common stock, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale leaseback transactions. These restrictions, however, are subject to a number of qualifications and exceptions that provide the Company with varying levels of additional borrowing capacity. The Company was in compliance with all of its debt covenants as of June 30, 2011. For a discussion of the agreements representing the indebtedness of KCS, see “Liquidity and Capital Resources — Debt and Capital Structure” in the Annual Report on Form 10-K for the year ended December 31, 2010 of KCS.

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

Standard & Poor’s Rating Services (“S&P”) and Moody’s Investors Service (“Moody’s”) each rate the debt, preferred stock and corporate credit of KCS and KCSM as non-investment grade and provide their view of each company’s outlook. On June 30, 2011, Moody’s upgraded the non-investment grade ratings of KCS and KCSM and assigned an investment grade rating to the senior secured credit facility under the new Credit Agreement. These ratings and outlooks change from time to time and can be found on the websites of S&P and Moody’s.

Cash Flow Information

Summary cash flow data follows (in millions):

	Six Months Ended June 30,
	2011	2010
Cash flows provided by (used for):
Operating activities	$268.9	$220.3
Investing activities	(174.1)	(145.4)
Financing activities	(24.2)	(108.1)

Net increase (decrease) in cash and cash equivalents	70.6	(33.2)
Cash and cash equivalents beginning of year	85.4	117.5

Cash and cash equivalents end of period	$156.0	$84.3

Cash flows from operating activities increased $48.6 million for the six month period ended June 30, 2011, compared to the same period in 2010, primarily as a result of increased net income from positive pricing impacts, higher carload/unit volumes due to the continued improvement in the economy and insurance proceeds related to hurricane damage. These increases were partially offset by changes in working capital items, resulting mainly from the timing of certain payments and receipts. Net cash used for investing activities increased $28.7 million primarily due to an increase in capital expenditures, partially offset by the acquisition of an intermodal facility in the first quarter of 2010 and insurance proceeds related to hurricane damage. Insurance proceeds recognized in investing cash flows are related to proceeds from property damage. All other insurance proceeds related to hurricane damage are recognized in operating cash flows. Additional information regarding capital expenditures is provided below. Cash used for financing activities decreased $83.9 million primarily due to debt reduction and refinancing activities and associated debt cost payments incurred during the first half of 2010, partially offset by proceeds from a common stock offering received in the second quarter of 2010.

Capital Expenditures

KCS has funded, and expects to continue to fund capital expenditures with funds from operating cash flows, equipment leases, and debt and equity financing.

The following table summarizes capital expenditures by type (in millions):

	Six Months Ended June 30,
	2011	2010
Roadway capital program	$117.2	$98.4
Equipment	2.9	5.4
Information technology	3.4	7.3
Capacity	3.4	0.9
Other	30.7	9.3

Total capital expenditures (accrual basis)	157.6	121.3
Change in capital accruals	14.2	(0.4)

Total cash capital expenditures	$171.8	$120.9

The Company’s 2011 capital expenditures projections have increased and are currently expected to be approximately $500 million. The increase is due to the anticipated acceleration of 2012 capital in order to recognize tax depreciation benefits and potential lease buyout opportunities.

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

KCSM union employees are covered by one labor agreement, which was signed on June 23, 1997, between KCSM and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (Mexican Railroad Union), for a term of 50 years, for the purpose of regulating the relationship between the parties. Approximately 80% of KCSM employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other terms are subject to negotiation every two years. In June of 2011, the negotiation of compensation terms and all other benefits was started with the Mexican Railroad Union. The anticipated resolution of this negotiation is not expected to have a material impact to the consolidated financial statements. The union labor negotiation with the Mexican Railroad Union has not historically resulted in any strike, boycott, or other disruption in KCSM’s business operations.

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

(b) Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

For information related to the Company’s settlements and other legal proceedings, see Note 10, Commitments and Contingencies under Part I, Item 1 of this quarterly report on Form 10-Q.

Item 1A.	Risk Factors

There were no material changes during the quarter to the Risk Factors disclosed in Item 1A — “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibits Filed with this Report
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.1.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.2.

32.1	Principal Executive Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.1.

32.2	Principal Financial Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.2.

101	The following financial information from Kansas City Southern’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010, (ii) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) the Notes to Consolidated Financial Statements.

Exhibit No.	Description of Exhibits Incorporated by Reference
3.1	Restated Certificate of Incorporation, filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed on October 26, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 3.1.

3.2	Certificate of Elimination of the New Series Preferred Stock, Series A of the Company, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 26, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 3.2.

3.3	Certificate of Elimination of the Series B Convertible Preferred Stock of the Company, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on October 26, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 3.3.

3.4	Certificate of Elimination of the 4.25% Redeemable Cumulative Convertible Perpetual Preferred Stock, Series C of the Company, filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed on October 26, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 3.4.

3.5	Certificate of Elimination of the 5 1/8% Cumulative Convertible Perpetual Preferred Stock, Series D of Kansas City Southern, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 9, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 3.5.

4.1	Indenture, dated May 20, 2011, between Kansas City Southern de México, S.A. de C.V. and U.S. Bank National Association, as trustee and paying agent, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 25, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.1.

4.2	Registration Rights Agreement, dated May 20, 2011, among Kansas City Southern de México, S.A. de C.V., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Scotia Capital (USA) Inc., Banco Bilbao Vizcaya Argentaria, S.A. and Morgan Stanley & Co. Incorporated, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 25, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.2.

10.1	Placement Agreement, dated May 6, 2011, among Kansas City Southern de México, S.A. de C.V., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Scotia Capital (USA) Inc., Banco Bilbao Vizcaya Argenteria, S.A. and Morgan Stanley & Co. Incorporated, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 12, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.1.

10.2	Amended and Restated Credit Agreement dated as of July 12, 2011, by and among the Company, KCSR, as Borrower, certain of their subsidiaries named therein as guarantors, the various financial institutions and other persons from time to time parties thereto (the “Lenders”), The Bank of Nova Scotia, as administrative agent and collateral agent for the Lenders, Bank of America, N.A., as syndication agent, Compass Bank, JPMorgan Chase Bank, N.A. and Morgan Stanley Bank, N.A., as co-documentation agents and Merrill Lynch, Pierce, Fenner & Smith Incorporated and The Bank of Nova Scotia as joint lead arrangers and joint bookrunning managers, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.2.

10.3	Amended and Restated Security Agreement dated July 12, 2011, by and among the Company, KCSR, certain of their subsidiaries named therein as grantors and The Bank of Nova Scotia, as collateral agent, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 13, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.3.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on July 21, 2011.

Kansas City Southern

/s/ MICHAEL W. UPCHURCH
Michael W. Upchurch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ MARY K. STADLER
Mary K. Stadler
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)