Form 10-Q
period 2011-09-30
KANSAS CITY SOUTHERN
filed 2011-10-21
CIK 54480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
____________________________________________________
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 13, 2011
Common Stock, $0.01 per share par value	109,843,741 Shares

Kansas City Southern
Form 10-Q
September 30, 2011

Kansas City Southern
Form 10-Q
September 30, 2011
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Introductory Comments
The unaudited Consolidated Financial Statements included herein have been prepared by Kansas City Southern pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As used herein, “KCS” or the “Company” may refer to Kansas City Southern or, as the context requires, to one or more subsidiaries of Kansas City Southern. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the consolidated financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results expected for the full year ending December 31, 2011.

Kansas City Southern
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions, except share and per share amounts) (Unaudited)
Revenues	$544.5	$438.3	$1,568.0	$1,336.2
Operating expenses:
Compensation and benefits	109.3	87.3	314.1	271.7
Purchased services	50.6	48.0	153.5	140.9
Fuel	86.5	61.8	258.0	191.7
Equipment costs	41.4	37.5	125.5	117.5
Depreciation and amortization	47.9	46.1	139.1	138.8
Gain on insurance recoveries related to hurricane damage	(25.6)	—	(25.6)	—
Materials and other	52.6	41.6	142.2	124.2
Total operating expenses	362.7	322.3	1,106.8	984.8
Operating income	181.8	116.0	461.2	351.4
Equity in net earnings of unconsolidated affiliates	4.7	5.2	13.6	16.2
Interest expense	(32.2)	(36.2)	(97.7)	(122.5)
Debt retirement costs	(3.9)	(1.9)	(14.2)	(49.3)
Foreign exchange gain (loss)	(7.2)	2.0	(6.9)	3.2
Other income, net	0.6	2.4	2.3	3.9
Income before income taxes	143.8	87.5	358.3	202.9
Income tax expense	43.7	34.7	122.4	78.5
Net income	100.1	52.8	235.9	124.4
Less: Net income (loss) attributable to noncontrolling interest	0.3	(0.1)	1.3	(1.2)
Net income attributable to Kansas City Southern and subsidiaries	99.8	52.9	234.6	125.6
Preferred stock dividends	—	2.7	1.5	8.2
Net income available to common stockholders	$99.8	$50.2	$233.1	$117.4

Earnings per share:
Basic earnings per share	$0.91	$0.49	$2.16	$1.18
Diluted earnings per share	$0.91	$0.48	$2.13	$1.17

Average shares outstanding (in thousands):
Basic	109,515	102,082	107,752	99,337
Potentially dilutive common shares	347	7,428	2,052	7,485
Diluted	109,862	109,510	109,804	106,822
See accompanying notes to consolidated financial statements.

Kansas City Southern
Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(In millions, except share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$217.1	$85.4
Accounts receivable, net	186.9	160.0
Materials and supplies	116.0	101.4
Deferred income taxes	132.1	138.2
Other current assets	71.6	91.2
Total current assets	723.7	576.2
Investments	55.2	46.4
Restricted funds	15.4	22.0
Property and equipment (including concession assets), net	5,159.5	4,902.4
Other assets	112.2	93.9
Total assets	$6,066.0	$5,640.9
LIABILITIES AND EQUITY
Current liabilities:
Debt due within one year	$36.3	$18.1
Accounts payable and accrued liabilities	400.6	403.0
Total current liabilities	436.9	421.1
Long-term debt	1,676.2	1,621.6
Deferred income taxes	768.4	654.5
Other noncurrent liabilities and deferred credits	229.6	230.0
Total liabilities	3,111.1	2,927.2
Commitments and contingencies	—	—
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding	6.1	6.1
Series D — cumulative convertible perpetual preferred stock, $1 par, 5.125%, 210,000 shares authorized and issued at December 31, 2010; 209,995 shares outstanding with a liquidation preference of $1,000 per share at December 31, 2010	—	0.2
$.01 par, common stock, 400,000,000 shares authorized; 123,352,185 and 116,352,298 shares issued at September 30, 2011 and December 31, 2010, respectively; 109,844,141 and 102,648,845 shares outstanding at September 30, 2011 and December 31, 2010, respectively	1.1	1.0
Paid-in capital	884.0	877.2
Retained earnings	1,779.7	1,548.0
Accumulated other comprehensive loss	(1.9)	(1.4)
Total stockholders’ equity	2,669.0	2,431.1
Noncontrolling interest	285.9	282.6
Total equity	2,954.9	2,713.7
Total liabilities and equity	$6,066.0	$5,640.9
See accompanying notes to consolidated financial statements.

Kansas City Southern
Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2011	2010
	(In millions) (Unaudited)
Operating activities:
Net income	$235.9	$124.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	139.1	138.8
Deferred income taxes	120.2	77.0
Equity in net earnings of unconsolidated affiliates	(13.6)	(16.2)
Share-based compensation	6.4	6.1
Excess tax benefit from share-based compensation	—	(15.7)
Deferred compensation	18.5	5.9
Distributions from unconsolidated affiliates	9.1	15.5
Gain on insurance recoveries related to hurricane damage	(25.6)	—
Cash payments related to hurricane damage	(1.9)	—
Insurance proceeds related to hurricane damage	36.6	—
Gain on sale of assets	(0.5)	(1.6)
Debt retirement costs	14.2	49.3
Changes in working capital items:
Accounts receivable	(37.4)	(34.1)
Materials and supplies	(11.8)	0.8
Other current assets	(0.1)	7.7
Accounts payable and accrued liabilities	12.3	54.5
Other, net	(36.3)	(52.5)
Net cash provided by operating activities	465.1	359.9

Investing activities:
Capital expenditures	(284.0)	(200.3)
Acquisition of an intermodal facility, net of cash acquired	—	(25.0)
Property investments in MSLLC	(29.0)	(18.2)
Insurance proceeds related to hurricane damage	12.4	—
Proceeds from disposal of property	6.8	6.2
Other, net	1.6	11.6
Net cash used for investing activities	(292.2)	(225.7)

Financing activities:
Proceeds from issuance of long-term debt	500.0	300.7
Repayment of long-term debt	(521.9)	(662.0)
Proceeds from common stock issuance	—	214.9
Debt costs	(18.2)	(44.8)
Proceeds from employee stock plans	1.8	0.8
Excess tax benefit from share-based compensation	—	15.7
Preferred stock dividends paid	(2.9)	(8.2)
Net cash used for financing activities	(41.2)	(182.9)
Cash and cash equivalents:
Net increase (decrease) during each period	131.7	(48.7)
At beginning of year	85.4	117.5
At end of period	$217.1	$68.8
See accompanying notes to consolidated financial statements.

Kansas City Southern
Notes to Consolidated Financial Statements

1. Accounting Policies, Interim Financial Statements and Basis of Presentation
In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the results for interim periods. All adjustments made were of a normal and recurring nature. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011. Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (the “FASB”) issued new guidance on the presentation of comprehensive income, which eliminates the option for entities to present components of other comprehensive income (“OCI”) as a part of the statement of changes in stockholders’ equity and requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. Additionally, the standard does not affect the calculation or reporting of earnings per share. This standard is effective for the Company beginning in the first quarter of 2012.
In September 2011, the FASB amended the guidance on testing goodwill for impairment.  Under this new guidance, companies have the option to first assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform the two-step quantitative goodwill impairment test required under current accounting standards.  This guidance will be effective for the Company beginning in the first quarter of 2012.

3. Earnings Per Share Data
Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Nonvested stock awards granted to employees and officers are included in weighted-average shares as they are earned for purposes of computing basic earnings per common share. Diluted earnings per share adjusts basic earnings per common share for the effects of potentially dilutive common shares, if the effect is not anti-dilutive. Potentially dilutive common shares include the dilutive effects of shares issuable upon the conversion of preferred stock to common stock and shares issuable under the Stock Option and Performance Award Plan. During the first quarter of 2011, the Company converted all of the remaining outstanding Cumulative Convertible Perpetual Preferred Stock, Series D, into 6,999,887 shares of common stock.

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

The following table reconciles the basic earnings per share computation to the diluted earnings per share computation (in millions, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income available to common stockholders for purposes of computing basic earnings per share	$99.8	$50.2	$233.1	$117.4
Effect of dividends on conversion of convertible preferred stock	—	2.6	1.3	8.0
Net income available to common stockholders for purposes of computing diluted earnings per share	$99.8	$52.8	$234.4	$125.4
Weighted-average number of shares outstanding (in thousands):
Basic shares	109,515	102,082	107,752	99,337
Effect of dilution	347	7,428	2,052	7,485
Diluted shares	109,862	109,510	109,804	106,822
Earnings per share:
Basic earnings per share	$0.91	$0.49	$2.16	$1.18
Diluted earnings per share	$0.91	$0.48	$2.13	$1.17

Potentially dilutive shares excluded from the calculation (in thousands):
Stock options excluded as their inclusion would be anti-dilutive	121	142	97	205

4. Hurricane Alex
Hurricane Alex made landfall on June 30, 2010, causing widespread damage and flooding in central and northeastern Mexico. The hurricane resulted in extensive damage to Kansas City Southern de México, S.A. de C.V.’s track and bridge infrastructures, and also caused multiple track-related incidents and significantly disrupted the Company’s rail service.
The Company maintains a comprehensive insurance program intended to cover such events. The property and casualty insurance program covers loss or damage to Company property and third-party property over which the Company has custody and control and covers losses associated with business interruption. This program has combined coverage for both property damage and business interruption and has a self-insured retention amount of $10.0 million for flood related losses. In addition, the Company also maintains a general liability insurance program. This program had a self-insured retention of $1.0 million in Mexico at the time of Hurricane Alex.
The Company experienced lost revenues in the third quarter of 2010, as customers were required to use alternate carriers or modes of transportation until rail service was restored. In addition, the Company incurred losses related to property damage and incremental expenses, which were fully offset by a receivable for probable insurance recoveries.
During the third quarter of 2011, the Company settled the portion of the insurance claim related to the property and casualty program, including business interruption for $66.0 million, before the related self-insured retention of $10.0 million, and the portion of the insurance claim related to general liability for third-party damages for $7.6 million, before the related self-insured retention of $1.0 million. As a result of these settlements, the Company recognized a gain on insurance recoveries of $25.6 million in the third quarter of 2011. This gain primarily represents the recovery of lost profits and the replacement value of property in excess of its carrying value, net of the self-insured retentions.
The Company received $10.0 million of insurance proceeds in the fourth quarter of 2010, $49.0 million during the nine months ended September 30, 2011, and received the final settlement proceeds of $3.6 million on October 17, 2011.

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

5. Property and Equipment (including Concession Assets)
Property and equipment, including concession assets, and related accumulated depreciation and amortization are summarized below (in millions):

	September 30, 2011	December 31, 2010
Land	$176.8	$177.0
Concession land rights	141.2	141.2
Road property	5,178.9	4,939.1
Equipment	765.1	678.1
Technology and other	125.8	121.9
Construction in progress	182.1	143.5
Total property	6,569.9	6,200.8
Accumulated depreciation and amortization	1,410.4	1,298.4
Property and equipment (including concession assets), net	$5,159.5	$4,902.4
Concession assets, net of accumulated amortization of $339.1 million and $305.3 million, totaled $1,839.8 million and $1,800.1 million at September 30, 2011 and December 31, 2010, respectively.

6. Fair Value Measurements
The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of the short-term financial instruments approximates their fair value.
The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $1,792.0 million and $1,739.8 million at September 30, 2011 and December 31, 2010, respectively. The carrying value was $1,712.5 million and $1,639.7 million at September 30, 2011 and December 31, 2010, respectively.

7. Long-Term Debt
7 3/8% and 7 5/8% Senior Notes. On May 6, 2011, pursuant to an offer to purchase, Kansas City Southern de México, S.A. de C.V. (“KCSM”), a wholly-owned subsidiary of KCS, commenced a cash tender offer for all of its 7 5/8% Senior Notes due December 1, 2013 (the “7 5/8% Senior Notes”) and, pursuant to a separate offer to purchase, KCSM commenced a cash tender offer for all of its 7 3/8% Senior Notes due June 1, 2014 (the “7 3/8% Senior Notes”). Through June 7, 2011, KCSM purchased and redeemed the remaining $32.4 million of the 7  5/8% Senior Notes and all of the outstanding $165.0 million of the 7 3/8% Senior Notes using the proceeds received from the issuance of $200.0 million principal amount of 6 1/8% senior unsecured notes due June 15, 2021 (the “6 1/8% Senior Notes”) and cash on hand. The Company recorded debt retirement costs of $10.3 million in the second quarter of 2011.
6 1/8% Senior Notes. On May 20, 2011, KCSM issued $200.0 million principal amount of 6 1/8% Senior Notes, at par, bearing interest semiannually at a fixed annual rate of 6 1/8%. KCSM used proceeds from the issuance of the 6 1/8% Senior Notes and cash on hand to purchase and redeem the 7 5/8% Senior Notes and 7 3/8% Senior Notes as discussed above, and pay all fees and expenses incurred in connection with the 6 1/8% Senior Notes offering and the tender offers. The 6 1/8% Senior Notes are redeemable at KCSM’s option, in whole or in part, on and after June 15, 2016, at the following redemption prices (expressed as percentages of principal amount) if redeemed during the 12-month period commencing on June 15 of the following years, plus any accrued and unpaid interest to the date of redemption: 2016 — 103.063%, 2017 — 102.042%, 2018 — 101.021% and 2019 — 100.000%. In addition, KCSM may redeem up to 35% of the 6 1/8% Senior Notes at a redemption price equal to 106.125% any time prior to June 15, 2014 from the proceeds of the sale of KCSM’s capital stock or the capital stock of KCS, and the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued unpaid interest in the event of certain changes in the Mexican withholding tax rate.
The 6 1/8% Senior Notes are denominated in dollars and are unsecured, unsubordinated obligations, rank pari passu in right of payment with KCSM’s existing and future unsecured, unsubordinated obligations, and are senior in right of payment to KCSM’s future subordinated indebtedness. In addition, the 6 1/8% Senior Notes include certain covenants which are customary for these types of debt instruments and borrowers with similar credit ratings. The 6 1/8% Senior Notes contain certain covenants that, among other things, prohibit or restrict KCSM's ability to take certain actions, including KCSM’s ability to incur debt, pay dividends or make other distributions in respect of its stock, issue guarantees, enter into certain transactions with affiliates, make restricted payments, sell

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

certain assets, create liens, engage in sale-leaseback transactions and engage in mergers, divestitures and consolidations. However, these limitations are subject to a number of important qualifications and exceptions.
KCSR Revolving Credit Facility and Term Loans. On July 12, 2011, KCS, together with its wholly-owned subsidiary, The Kansas City Southern Railway Company, as Borrower (“KCSR”), and certain subsidiaries named therein as guarantors (the “Subsidiary Guarantors”), entered into an amended and restated credit agreement (the “KCSR Credit Agreement”) with various lenders named in the KCSR Credit Agreement. The KCSR Credit Agreement provides KCSR with (i) a five-and-one-half year $300.0 million term loan credit facility (the “Term Loan Facility”) and (ii) a five-year $200.0 million revolving credit facility consisting of a revolving facility up to $200.0 million (the “Revolving Facility”), a letter of credit facility of $25.0 million (the “Letter of Credit Facility”) and a swing line facility of up to $15.0 million (the “Swing Line Facility”). The Letter of Credit Facility and the Swing Line Facility each constitute usage under the Revolving Facility.
The $305.8 million outstanding term loans under KCSR’s prior amended and restated credit agreement were combined and refinanced with those under the Term Loan Facility and KCSR used available cash to reduce the principal balance of the prior term loans by $5.8 million. Under the KCSR Credit Agreement, the final maturity of the term loans was extended from April 28, 2013 to January 15, 2017. Commitments under KCSR’s prior revolving credit facility were rolled over into the new Revolving Facility, the maturity was extended from April 28, 2013 to July 15, 2016, and the available principal amount of such commitments was increased from $125.0 million to $200.0 million. The Company wrote-off $3.9 million of unamortized debt issuance costs related to the previous credit agreement in the third quarter of 2011.
KCSR is required to make quarterly principal payments on the Term Loan Facility commencing December 31, 2011, with any remaining unpaid principal balance due and payable on January 15, 2017. The outstanding principal balance of loans under the Term Loan Facility and the Revolving Facility bear interest at floating rates. At KCSR’s option, the loans will bear interest at either (i) the greater of (a) The Bank of Nova Scotia’s base rate, (b) federal funds rate plus 0.50% or (c) one-month London Interbank Offered Rate ("LIBOR") plus 1.00% (the “Base Rate”) plus a margin of 0.25% to 1.50% (depending on the leverage ratio as defined in the KCSR Credit Agreement, the "Leverage Ratio") or (ii) LIBOR plus a margin of 1.25% to 2.50% (depending on the Leverage Ratio). The outstanding principal balance of loans under the Swing Line Facility will bear interest at the Base Rate plus a margin of 0.25% to 1.50% (depending on the Leverage Ratio).
The obligations under the KCSR Credit Agreement are secured by substantially all of the assets of KCS, KCSR and the Subsidiary Guarantors pursuant to an Amended and Restated Security Agreement dated July 12, 2011 (the “Security Agreement”) among KCS, KCSR, each Subsidiary Guarantor and The Bank of Nova Scotia, as administrative agent and collateral agent for the lenders. Under the terms of the Security Agreement, KCS, KCSR and their restricted subsidiaries (as defined in the KCSR Credit Agreement) agreed to subordinate payment of certain intercompany debt. In addition, KCS and each Subsidiary Guarantor guaranteed repayment of the amounts due under the KCSR Credit Agreement and the equity interests of KCSR and each Subsidiary Guarantor have been pledged pursuant to the Security Agreement to secure obligations under the KCSR Credit Agreement.
The KCSR Credit Agreement contains covenants that restrict or prohibit certain actions, including, but not limited to, KCS's and KCSR’s ability to incur debt, create or suffer to exist liens, make prepayment of particular debt, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale-leaseback transactions. In addition, KCS must meet certain consolidated interest coverage and leverage ratios. Failure to maintain compliance with the covenants could constitute a default which could accelerate the payment of any outstanding amounts under the KCSR Credit Agreement.
Operating Lease Buyout. On September 1, 2011, KCSM, as borrower, entered into five Loan Agreements (each a "Loan Agreement", and collectively, the "Loan Agreements") with General Electric Capital Corporation, as lender ("GE"), each with a principal amount of approximately $18.2 million.  KCSM used the loan proceeds to finance approximately 88% of the purchase price of seventy-five GE AC4400 CW locomotives (the "Locomotives") purchased by KCSM from GE on September 1, 2011.  The Locomotives were previously leased by KCSM from GE pursuant to a Lease Agreement dated April 30, 1998. The Lease Agreement, which had been accounted for as an operating lease, was terminated with the purchase of the Locomotives by KCSM.  To secure the loans from GE, KCSM transferred legal ownership of the Locomotives to five irrevocable trusts established by KCSM to which GE is the primary beneficiary and KCSM has a right of reversion upon satisfaction of the obligations of the Loan Agreements.
Each Loan Agreement requires KCSM to make thirty-eight quarterly principal payments plus interest at an annual rate of 9.31%, which approximates the implicit interest rate in the Lease Agreement.  KCSM generated certain tax benefits as a result of purchasing the locomotives. The first payments were due and payable on September 15, 2011, and the final payments are due and payable on December 15, 2020.

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

The Loan Agreements contain representations, warranties and covenants typical of such equipment loans. Events of default in each Loan Agreement include, but are not limited to, certain payment defaults, certain bankruptcy and liquidation proceedings and the failure to perform any covenants or agreements contained in the Loan Agreements. An event of default could trigger acceleration of KCSM's payment obligations under the terms of each Loan Agreement.
KCSM Revolving Credit Facility. On September 30, 2011, KCSM entered into an amended and restated credit agreement (the "KCSM Credit Agreement") with various financial institutions. The KCSM Credit Agreement amended and restated KCSM's credit agreement dated August 30, 2010, increased the revolving credit facility from $100.0 million to $200.0 million and extended the maturity to September 30, 2016. The revolving credit facility consists of (i) a revolving credit facility up to $200.0 million (the "Revolving Facility"), (ii) a letter of credit facility up to $15.0 million (the “Letter of Credit Facility”), and (iii) a swing line facility up to $15.0 million (the "Swing Line Facility"). The Letter of Credit Facility and the Swing Line Facility each constitute usage under the Revolving Facility.
The outstanding principal balance of loans under the Revolving Facility bear interest at floating rates. At KCSM's option, the loans will bear interest at either (i) the greater of (a) JPMorgan Chase Bank, N.A.'s prime rate, (b) Federal Funds rate plus 0.50% or (c) one-month LIBOR plus 1.00% (the "Base Rate") plus a margin of 0.25% to 1.50% (depending on KCSM's leverage ratio), or (ii) one, two, three or six-month LIBOR plus a margin of 1.25% to 2.50% (depending on KCSM's leverage ratio). The outstanding principal balance of loans under the Swing Line Facility will bear interest at the Base Rate plus a margin of 0.25% to 1.50% (depending on KCSM's leverage ratio).
The KCSM Credit Agreement is secured by the accounts receivable and certain locomotives of KCSM and certain of its subsidiaries.  In addition, KCSM and certain of its subsidiaries agreed to subordinate payment of certain intercompany debt, certain KCSM subsidiaries guaranteed repayment of the amounts due under the KCSM Credit Agreement (up to the amount permitted by KCSM's outstanding indentures) and certain equity interests as defined in the KCSM Credit Agreement were pledged to secure obligations under the KCSM Credit Agreement.
The KCSM Credit Agreement contains representations, warranties and covenants typical of such credit agreements, including financial covenants related to a leverage ratio and an interest coverage ratio as defined in the KCSM Credit Agreement. Events of default under the KCSM Credit Agreement include, but are not limited to, certain payment defaults; breach of any representation or warranty; non-performance of covenants and obligations; default on other indebtedness; certain judgments rendered; restrictions or requirements limiting the availability or the transfer of foreign exchange; a change in control shall occur; bankruptcy or insolvency of KCSM and certain subsidiaries and obligors; an impairment of security; the failure of subordination; certain actions by a governmental authority; failure to obtain certain consents; and termination of the concession title. The occurrence of an event of default could result in the acceleration of the repayment of any outstanding principal balance of the Revolving Facility.

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

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

9. Equity
The following table summarizes the changes in equity (in millions):

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity
Beginning balance	$2,567.8	$285.6	$2,853.4	$2,337.1	$281.7	$2,618.8
Comprehensive income (loss):
Net income (loss)	99.8	0.3	100.1	52.9	(0.1)	52.8
Unrealized loss on cash flow hedges, net of tax of $(0.1) million	—	—	—	(0.1)	—	(0.1)
Reclassification adjustment from cash flow hedges included in net income, net of tax of $0.4 million	—	—	—	0.9	—	0.9
Amortization of prior service credit, net of tax of $(0.1) million	—	—	—	(0.1)	—	(0.1)
Cumulative translation adjustment - FTVM, net of tax of $(0.5) million and less than $0.1 million	(1.0)	—	(1.0)	0.1	—	0.1
Comprehensive income (loss)	98.8	0.3	99.1	53.7	(0.1)	53.6
Dividends on $25 par preferred stock	—	—	—	(0.1)	—	(0.1)
Dividends on series D cumulative preferred stock	—	—	—	(2.6)	—	(2.6)
Options exercised and stock subscribed, net of shares withheld for employee taxes	1.3	—	1.3	—	—	—
Tax benefit from share-based compensation	—	—	—	0.2	—	0.2
Share-based compensation	1.1	—	1.1	1.6	—	1.6
Ending balance	$2,669.0	$285.9	$2,954.9	$2,389.9	$281.6	$2,671.5

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity
Beginning balance	$2,431.1	$282.6	$2,713.7	$2,043.0	$282.8	$2,325.8
Comprehensive income (loss):
Net income (loss)	234.6	1.3	235.9	125.6	(1.2)	124.4
Unrealized loss on cash flow hedges, net of tax of $(0.3) million	—	—	—	(0.4)	—	(0.4)
Reclassification adjustment from cash flow hedges included in net income, net of tax of $0.2 million and $1.7 million	0.2	—	0.2	2.7	—	2.7
Amortization of prior service credit, net of tax of $(0.1) million	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Cumulative translation adjustment - FTVM, net of tax of $(0.4) million and $0.1 million	(0.6)	—	(0.6)	0.3	—	0.3
Comprehensive income (loss)	234.1	1.3	235.4	128.1	(1.2)	126.9
Contribution from noncontrolling interest	—	2.0	2.0	—	—	—
Common stock issued	—	—	—	214.9	—	214.9
Conversion of series D cumulative convertible preferred stock	(0.2)	—	(0.2)	—	—	—
Common stock issued for conversion of series D cumulative convertible preferred stock	0.2	—	0.2	—	—	—
Dividends on $25 par preferred stock	(0.2)	—	(0.2)	(0.2)	—	(0.2)
Dividends on series D cumulative preferred stock	(2.7)	—	(2.7)	(8.0)	—	(8.0)
Options exercised and stock subscribed, net of shares withheld for employee taxes	0.3	—	0.3	(9.7)	—	(9.7)
Tax benefit from share-based compensation	—	—	—	15.7	—	15.7
Share-based compensation	6.4	—	6.4	6.1	—	6.1
Ending balance	$2,669.0	$285.9	$2,954.9	$2,389.9	$281.6	$2,671.5

10. Commitments and Contingencies
Concession Duty. Under KCSM’s 50-year railroad concession from the Mexican government (the “Concession”), the Mexican government has the right to receive a payment from KCSM equivalent to 0.5% of KCSM’s gross revenue during the first 15 years of the Concession period and, beginning on June 24, 2012, 1.25% of KCSM’s gross revenue for the remaining years of the Concession period. For the three and nine months ended September 30, 2011, the concession duty expense, which is recorded within operating expenses, was $1.3 million and $3.7 million, respectively, compared to $1.0 million and $3.1 million for the same periods in 2010.
Litigation. The Company is a party to various legal proceedings and administrative actions, all of which, except as set forth below, are of an ordinary, routine nature and incidental to its operations. Included in these proceedings are various tort claims brought by current and former employees for job-related injuries and by third-parties for injuries related to railroad operations. KCS aggressively defends these matters and has established liability provisions, which management believes are adequate to cover expected costs. Although it is not possible to predict the outcome of any legal proceeding, in the opinion of management, other than those proceedings described in detail below, such proceedings and actions should not, individually, or in the aggregate, have a material adverse effect on the Company’s financial condition and liquidity.

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

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
Personal Injury. The Company’s personal injury liability is based on semi-annual actuarial studies performed on an undiscounted basis by an independent third-party actuarial firm and reviewed by management. This liability is based on personal injury claims filed and an estimate of claims incurred but not yet reported. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Adjustments to the liability are reflected within operating expenses in the period in which changes to estimates are known. Personal injury claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The personal injury liability as of September 30, 2011 is based on an updated actuarial study of personal injury claims through May 31, 2011 and review of the last four months' experience. For the nine months ended September 30, 2011 and 2010, the Company recorded a $12.2 million and a $12.5 million reduction in personal injury liability due to changes in estimates as a result of the Company’s continuing favorable claims development and settlement experience.
The personal injury liability activity was as follows (in millions):

	Nine Months Ended September 30,
	2011	2010
Balance at beginning of year	$62.2	$86.9
Accruals	8.1	10.9
Change in estimate	(12.2)	(12.5)
Payments	(12.1)	(13.1)
Balance at end of period	$46.0	$72.2
Settlement Agreement. On February 9, 2010, (i) KCSM and (ii) Ferrocarril Mexicano, S.A. de C.V. (“Ferromex”), Ferrosur, S.A. de C.V. (“Ferrosur”), Minera México, S.A. de C.V., Infraestructura y Transportes Ferroviarios, S.A. de C.V., Infraestructura y Transportes México, S.A. de C.V., Líneas Ferroviarias de México, S.A. de C.V., Grupo Ferroviario Méxicano, S.A. de C.V., and Grupo México, S.A.B. de C.V. (jointly, the “Ferromex Parties”) entered into a Settlement Agreement (the “Settlement Agreement”).
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

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

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
Under the Settlement Agreement, Ferrosur agreed to grant KCSM certain trackage and switching rights within Veracruz, Mexico, and switching rights in the Puebla-Tlaxcala zone. In a related agreement, the parties further agreed to amend the Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”) by-laws to, among other changes, grant certain veto and voting rights to KCSM at the shareholders’ and the board of directors’ levels.
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
Certain Disputes with Ferromex. KCSM and Ferromex use certain trackage rights, haulage rights, and interline services (the “Services”) provided by each other. The rates to be charged after January 1, 2009, were agreed to pursuant to the Trackage Rights Agreement, dated February 9, 2010 (the “Trackage Rights Agreement”), between KCSM and Ferromex. The rates payable for these Services for the period beginning in 1998 through December 31, 2008 are still not resolved. If KCSM cannot reach an agreement with Ferromex for rates applicable for Services prior to January 1, 2009, which are not subject to the Trackage Rights Agreement, the Mexican Secretaría de Comunicaciones y Transportes (“Secretary of Communications and Transportation” or “SCT”) is entitled to set the rates in accordance with Mexican law and regulations. KCSM and Ferromex both initiated administrative proceedings seeking a determination by the SCT of the rates that KCSM and Ferromex should pay each other in connection with the Services. The SCT issued rulings in 2002 and 2008 setting the rates for the Services and both KCSM and Ferromex challenged these rulings.
In addition, KCSM is currently involved in negotiations with Ferromex regarding the rates payable to each other for the Services for the periods prior to January 1, 2009. Although KCSM and Ferromex have challenged these matters based on different grounds and these cases continue to evolve, management believes the amounts recorded related to these matters are adequate.

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
Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or further weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and operating results. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate at September 30, 2011.
Income Tax. Tax returns filed in the U.S. from 2008 through the current year and in Mexico from 2004 through the current year remain open to examination by the taxing authorities. The 2004 and 2005 Mexico tax returns are currently under examination. The Company believes that an adequate provision has been made for any adjustment (tax and interest) that will be due for all open years.
Panama Canal Railway Company (“PCRC”) Guarantees and Indemnities. The Company has issued four irrevocable standby letters of credit totaling approximately $1.5 million to fulfill the Company’s fifty percent guarantee of additional equipment loans. The Company agreed to fund fifty percent of any debt service reserve or liquidity reserve required from PCRC, reserves which were established by PCRC in connection with the issuance of the 7.0% Senior Secured Notes due November 1, 2026 (the “Notes”). At September 30, 2011, the Company has issued a related standby letter of credit in the amount of $3.9 million. Additionally, KCS has pledged its shares of PCRC as security for the Notes.

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

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

The following tables provide information by geographic area (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2011	2010	2011	2010
U.S.	$301.2	$253.5	$859.8	$753.8
Mexico	243.3	184.8	708.2	582.4
Total revenues	$544.5	$438.3	$1,568.0	$1,336.2

Property and equipment (including concession assets), net			September 30, 2011	December 31, 2010
U.S.			$2,764.2	$2,626.2
Mexico			2,395.3	2,276.2
Total property and equipment (including concession assets), net			$5,159.5	$4,902.4

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

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended September 30, 2011
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$270.2	$5.0	$277.0	$(7.7)	$544.5
Operating expenses	0.9	185.9	6.7	177.6	(8.4)	362.7
Operating income (loss)	(0.9)	84.3	(1.7)	99.4	0.7	181.8
Equity in net earnings (losses) of unconsolidated affiliates	91.0	(0.4)	—	53.5	(139.4)	4.7
Interest expense	—	(21.1)	—	(20.6)	9.5	(32.2)
Debt retirement costs	—	(3.9)	—	—	—	(3.9)
Foreign exchange loss	—	—	—	(7.2)	—	(7.2)
Other income, net	8.6	1.1	0.1	0.9	(10.1)	0.6
Income (loss) before income taxes	98.7	60.0	(1.6)	126.0	(139.3)	143.8
Income tax expense (benefit)	(1.1)	23.3	(0.6)	22.1	—	43.7
Net income (loss)	99.8	36.7	(1.0)	103.9	(139.3)	100.1
Less: Net income attributable to noncontrolling interest	—	—	—	0.3	—	0.3
Net income (loss) attributable to Kansas City Southern and subsidiaries	$99.8	$36.7	$(1.0)	$103.6	$(139.3)	$99.8

	Three Months Ended September 30, 2010
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$230.2	$4.9	$210.6	$(7.4)	$438.3
Operating expenses	0.9	163.1	6.2	159.7	(7.6)	322.3
Operating income (loss)	(0.9)	67.1	(1.3)	50.9	0.2	116.0
Equity in net earnings of unconsolidated affiliates	49.4	—	—	22.8	(67.0)	5.2
Interest expense	—	(23.9)	—	(23.1)	10.8	(36.2)
Debt retirement costs	—	—	—	(1.9)	—	(1.9)
Foreign exchange gain	—	—	—	2.0	—	2.0
Other income, net	9.7	3.1	—	0.8	(11.2)	2.4
Income (loss) before income taxes	58.2	46.3	(1.3)	51.5	(67.2)	87.5
Income tax expense (benefit)	5.3	18.1	(0.5)	11.8	—	34.7
Net income (loss)	52.9	28.2	(0.8)	39.7	(67.2)	52.8
Less: Net loss attributable to noncontrolling interest	—	—	—	(0.1)	—	(0.1)
Net income (loss) attributable to Kansas City Southern and subsidiaries	$52.9	$28.2	$(0.8)	$39.8	$(67.2)	$52.9

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME – (Continued)

	Nine Months Ended September 30, 2011
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$767.0	$14.8	$808.8	$(22.6)	$1,568.0
Operating expenses	3.1	563.0	20.1	545.1	(24.5)	1,106.8
Operating income (loss)	(3.1)	204.0	(5.3)	263.7	1.9	461.2
Equity in net earnings (losses) of unconsolidated affiliates	217.0	(0.6)	—	131.2	(334.0)	13.6
Interest expense	(0.1)	(66.4)	—	(61.9)	30.7	(97.7)
Debt retirement costs	—	(3.9)	—	(10.3)	—	(14.2)
Foreign exchange loss	—	—	—	(6.9)	—	(6.9)
Other income, net	28.0	4.2	0.1	2.6	(32.6)	2.3
Income (loss) before income taxes	241.8	137.3	(5.2)	318.4	(334.0)	358.3
Income tax expense (benefit)	7.3	53.8	(2.0)	63.3	—	122.4
Net income (loss)	234.5	83.5	(3.2)	255.1	(334.0)	235.9
Less: Net income attributable to noncontrolling interest	—	—	—	1.3	—	1.3
Net income (loss) attributable to Kansas City Southern and subsidiaries	$234.5	$83.5	$(3.2)	$253.8	$(334.0)	$234.6

	Nine Months Ended September 30, 2010
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$671.6	$12.5	$672.4	$(20.3)	$1,336.2
Operating expenses	3.3	489.2	19.0	495.5	(22.2)	984.8
Operating income (loss)	(3.3)	182.4	(6.5)	176.9	1.9	351.4
Equity in net earnings of unconsolidated affiliates	116.5	3.3	—	52.6	(156.2)	16.2
Interest expense	(0.1)	(76.4)	0.3	(77.7)	31.4	(122.5)
Debt retirement costs	—	(15.8)	—	(33.5)	—	(49.3)
Foreign exchange gain	—	—	—	3.2	—	3.2
Other income, net	29.1	5.3	—	3.5	(34.0)	3.9
Income (loss) before income taxes	142.2	98.8	(6.2)	125.0	(156.9)	202.9
Income tax expense (benefit)	15.8	38.9	(2.3)	26.1	—	78.5
Net income (loss)	126.4	59.9	(3.9)	98.9	(156.9)	124.4
Less: Net loss attributable to noncontrolling interest	—	—	—	(1.2)	—	(1.2)
Net income (loss) attributable to Kansas City Southern and subsidiaries	$126.4	$59.9	$(3.9)	$100.1	$(156.9)	$125.6

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2011
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$0.9	$334.3	$3.1	$461.6	$(76.2)	$723.7
Investments	—	27.6	—	27.6	—	55.2
Investments in consolidated subsidiaries	2,053.8	(1.1)	1.9	1,753.4	(3,808.0)	—
Restricted funds	—	—	—	15.4	—	15.4
Property and equipment (including concession assets), net	—	1,945.9	211.3	3,002.3	—	5,159.5
Other assets	1.2	66.6	—	68.7	(24.3)	112.2
Total assets	$2,055.9	$2,373.3	$216.3	$5,329.0	$(3,908.5)	$6,066.0
Liabilities and equity:
Current liabilities	$(609.3)	$758.7	$133.6	$230.1	$(76.2)	$436.9
Long-term debt	0.2	685.6	0.3	1,007.6	(17.5)	1,676.2
Deferred income taxes	(8.9)	543.9	76.1	157.3	—	768.4
Other liabilities	4.3	125.9	0.4	105.8	(6.8)	229.6
Stockholders’ equity	2,669.6	259.2	5.9	3,542.3	(3,808.0)	2,669.0
Noncontrolling interest	—	—	—	285.9	—	285.9
Total liabilities and equity	$2,055.9	$2,373.3	$216.3	$5,329.0	$(3,908.5)	$6,066.0

	December 31, 2010
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$0.5	$212.6	$3.9	$390.2	$(31.0)	$576.2
Investments	—	28.2	—	18.2	—	46.4
Investments in consolidated subsidiaries	1,855.8	1.7	1.9	1,708.7	(3,568.1)	—
Restricted funds	—	—	—	22.0	—	22.0
Property and equipment (including concession assets), net	—	1,829.3	213.7	2,859.4	—	4,902.4
Other assets	1.4	52.1	—	88.1	(47.7)	93.9
Total assets	$1,857.7	$2,123.9	$219.5	$5,086.6	$(3,646.8)	$5,640.9
Liabilities and equity:
Current liabilities	$(562.8)	$631.7	$131.4	$233.3	$(12.5)	$421.1
Long-term debt	0.2	704.1	0.4	916.9	—	1,621.6
Deferred income taxes	(15.6)	462.6	78.2	129.3	—	654.5
Other liabilities	4.2	150.1	0.3	141.6	(66.2)	230.0
Stockholders’ equity	2,431.7	175.4	9.2	3,382.9	(3,568.1)	2,431.1
Noncontrolling interest	—	—	—	282.6	—	282.6
Total liabilities and equity	$1,857.7	$2,123.9	$219.5	$5,086.6	$(3,646.8)	$5,640.9

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2011
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided (used)	$(16.9)	$241.1	$6.8	$234.2	$(0.1)	$465.1
Investing activities:
Capital expenditures	—	(149.1)	(6.6)	(128.3)	—	(284.0)
Property investments in MSLLC	—	—	—	(29.0)	—	(29.0)
Other investing activities	(6.0)	1.3	—	(5.0)	30.5	20.8
Net cash used	(6.0)	(147.8)	(6.6)	(162.3)	30.5	(292.2)
Financing activities:
Proceeds from issuance of long-term debt	—	300.0	—	200.0	—	500.0
Repayment of long-term debt	—	(309.2)	(0.1)	(212.6)	—	(521.9)
Other financing activities	23.3	(2.6)	—	(9.6)	(30.4)	(19.3)
Net cash provided (used)	23.3	(11.8)	(0.1)	(22.2)	(30.4)	(41.2)
Cash and cash equivalents:
Net increase	0.4	81.5	0.1	49.7	—	131.7
At beginning of year	0.1	37.8	—	47.5	—	85.4
At end of period	$0.5	$119.3	$0.1	$97.2	$—	$217.1

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS – (Continued)

	Nine Months Ended September 30, 2010
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided (used)	$(86.9)	$284.7	$2.6	$159.5	$—	$359.9
Investing activities:
Capital expenditures	—	(111.3)	(2.8)	(86.2)	—	(200.3)
Acquisition of an intermodal facility, net of cash acquired	—	—	—	(25.0)	—	(25.0)
Property investments in MSLLC	—	—	—	(18.2)	—	(18.2)
Proceeds from sale (acquisition) of Mexrail, Inc.	(41.0)	—	—	41.0	—	—
Distribution to affiliates	(95.0)	—	—	—	95.0	—
Other investing activities	—	4.8	0.2	42.8	(30.0)	17.8
Net cash used	(136.0)	(106.5)	(2.6)	(45.6)	65.0	(225.7)
Financing activities:
Proceeds from issuance of long-term debt	—	—	—	300.7	—	300.7
Repayment of long-term debt	(0.4)	(150.8)	—	(540.8)	30.0	(662.0)
Proceeds from common stock issuance	214.9	—	—	—	—	214.9
Debt costs	—	(10.4)	—	(34.4)	—	(44.8)
Excess tax benefit from share-based compensation	15.7	—	—	—	—	15.7
Contribution from affiliates	—	—	—	95.0	(95.0)	—
Other financing activities	(7.4)	—	—	—	—	(7.4)
Net cash provided (used)	222.8	(161.2)	—	(179.5)	(65.0)	(182.9)
Cash and cash equivalents:
Net increase (decrease)	(0.1)	17.0	—	(65.6)	—	(48.7)
At beginning of year	(0.1)	12.7	0.3	104.6	—	117.5
At end of period	$(0.2)	$29.7	$0.3	$39.0	$—	$68.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion below, as well as other portions of this Form 10-Q, contain forward-looking statements that are not based upon historical information. Readers can identify these forward-looking statements by the use of such verbs as “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. Such forward-looking statements are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-Q. However, such statements are dependent on and, therefore, can be influenced by, a number of external variables over which management has little or no control, including: domestic and international economic conditions; interest rates; the business environment in industries that produce and consume rail freight; competition and consolidation within the transportation industry; fluctuation in prices or availability of key materials, in particular diesel fuel; labor difficulties, including strikes and work stoppages; credit risk of customers and counterparties and their failure to meet their financial obligations; the outcome of claims and litigation; legislative and regulatory developments; political and economic conditions in Mexico and the level of trade between the United States and Mexico; changes in securities and capital markets; disruptions to the Company’s technology infrastructure, including its computer systems; natural events such as severe weather, hurricanes and floods; acts of terrorism or risk of terrorist activities; and war or risk of war. For more discussion about each risk factor, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which is on file with the U.S. Securities and Exchange Commission (File No. 1-4717) and Part I Item 1A — “Risk Factors” in the Form 10-K and any updates contained herein. Readers are strongly encouraged to consider these factors when evaluating forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the timing when, or by which, such performance or results will be achieved. As a result, actual outcomes or results could materially differ from those indicated in forward-looking statements. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements.
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
Third Quarter Analysis
The Company reported quarterly earnings of $0.91 per diluted share on consolidated net income of $99.8 million for the three months ended September 30, 2011, compared to quarterly earnings of $0.48 per diluted share on consolidated net income of $52.9 million for the same period in 2010. This earnings increase reflects the impacts of Hurricane Alex on the Company's operations in the third quarter of 2010, and the settlements of related insurance claims in the third quarter of 2011.
Hurricane Alex made landfall on June 30, 2010, causing widespread damage and flooding in central and northeastern Mexico. The hurricane resulted in extensive damage to KCSM's track and bridge infrastructures and significantly disrupted the Company's rail service. As a result, the Company experienced lost profits in the third quarter of 2010, as customers were required to use alternate carriers or modes of transportation until rail service was restored.

In the third quarter of 2011, the Company settled its insurance claim for lost profits, property damages, and related incremental expenses resulting from Hurricane Alex for $66.0 million, before the related self-insured retention of $10.0 million. The Company also settled its general liability insurance claim for $7.6 million, before the related self-insured retention of $1.0 million. As a result of the settled claims, the Company recorded a $25.6 million pre-tax gain within operating expenses in the third quarter of 2011. The gain primarily represents recoveries related to lost profits and the replacement value of property in excess of its carrying value, net of the self-insured retentions.
If the gain on insurance recoveries was excluded from the financial results for the third quarter of 2011, earnings per diluted share would have been $0.15 per diluted share lower. Additionally, the Company estimates that if the financial results for the third quarter of 2010 were adjusted for effects of Hurricane Alex, earnings per diluted share would have been approximately $0.14 per diluted share higher.
The Company reported a 24% increase in revenues during the three months ended September 30, 2011 as compared to the same period in 2010, driven primarily by positive pricing impacts, the overall increase in carload/unit volumes and increased fuel surcharge. A significant component of the increase in carload/unit volumes is due to the volumes that were lost in the third quarter of 2010 as a result of Hurricane Alex.
Operating expenses increased 13% compared to the same period in 2010, primarily due to higher volumes, increases in fuel prices and compensation and benefit rates and the effect of fluctuations in the value of the U.S. dollar against the value of the Mexican peso for operating expenses denominated in Mexican pesos. These increases were partially offset by the $25.6 million gain on insurance recoveries related to Hurricane Alex recognized in the third quarter of 2011.
KCSM’s revenues and operating expenses are affected by fluctuations in the value of the U.S. dollar against the value of the Mexican peso. Based on the volume of revenue and expense transactions denominated in Mexican pesos, revenue and expense fluctuations generally offset, with insignificant net impacts to operating income.
Operating expenses as a percentage of revenues declined to 66.6% for the three months ended September 30, 2011 as compared to 73.5% for the same period in 2010. If the gain on insurance recoveries was excluded from the financial results for the third quarter of 2011, operating expenses as a percentage of revenues would have been 470 basis points higher. Additionally, the Company estimates that if the financial results for the third quarter of 2010 were adjusted for the effects of Hurricane Alex, operating expenses as a percentage of revenue would have been approximately 300 basis points lower.

Results of Operations
The following summarizes KCS’s consolidated income statement components (in millions):

	Three Months Ended		Change Dollars
	September 30,
	2011	2010
Revenues	$544.5	$438.3	$106.2
Operating expenses	362.7	322.3	40.4
Operating income	181.8	116.0	65.8
Equity in net earnings of unconsolidated affiliates	4.7	5.2	(0.5)
Interest expense	(32.2)	(36.2)	4.0
Debt retirement costs	(3.9)	(1.9)	(2.0)
Foreign exchange gain (loss)	(7.2)	2.0	(9.2)
Other income, net	0.6	2.4	(1.8)
Income before income taxes	143.8	87.5	56.3
Income tax expense	43.7	34.7	9.0
Net income	100.1	52.8	47.3
Less: Net income (loss) attributable to noncontrolling interest	0.3	(0.1)	0.4
Net income attributable to Kansas City Southern and subsidiaries	$99.8	$52.9	$46.9

	Nine Months Ended		Change Dollars
	September 30,
	2011	2010
Revenues	$1,568.0	$1,336.2	$231.8
Operating expenses	1,106.8	984.8	122.0
Operating income	461.2	351.4	109.8
Equity in net earnings of unconsolidated affiliates	13.6	16.2	(2.6)
Interest expense	(97.7)	(122.5)	24.8
Debt retirement costs	(14.2)	(49.3)	35.1
Foreign exchange gain (loss)	(6.9)	3.2	(10.1)
Other income, net	2.3	3.9	(1.6)
Income before income taxes	358.3	202.9	155.4
Income tax expense	122.4	78.5	43.9
Net income	235.9	124.4	111.5
Less: Net income (loss) attributable to noncontrolling interest	1.3	(1.2)	2.5
Net income attributable to Kansas City Southern and subsidiaries	$234.6	$125.6	$109.0

Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months Ended			Three Months Ended			Three Months Ended
	September 30,			September 30,			September 30,
	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
Chemical and petroleum	$103.7	$86.8	19%	65.3	60.8	7%	$1,588	$1,428	11%
Industrial and consumer products	136.8	103.9	32%	86.8	75.0	16%	1,576	1,385	14%
Agriculture and minerals	108.1	97.2	11%	62.2	62.2	—	1,738	1,563	11%
Total general commodities	348.6	287.9	21%	214.3	198.0	8%	1,627	1,454	12%
Coal	74.4	63.6	17%	74.3	74.2	—	1,001	857	17%
Intermodal	65.7	47.7	38%	208.0	170.3	22%	316	280	13%
Automotive	36.7	23.3	58%	21.4	16.5	30%	1,715	1,412	21%
Carload revenues, carloads and units	525.4	422.5	24%	518.0	459.0	13%	$1,014	$920	10%
Other revenue	19.1	15.8	21%
Total revenues (i)	$544.5	$438.3	24%

(i) Included in revenues:
Fuel surcharge	$67.9	$38.6

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Nine Months Ended			Nine Months Ended			Nine Months Ended
	September 30,			September 30,			September 30,
	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
Chemical and petroleum	$307.5	$269.8	14%	195.3	187.5	4%	$1,575	$1,439	9%
Industrial and consumer products	380.3	312.9	22%	249.5	226.7	10%	1,524	1,380	10%
Agriculture and minerals	334.7	319.1	5%	195.3	200.9	(3%)	1,714	1,588	8%
Total general commodities	1,022.5	901.8	13%	640.1	615.1	4%	1,597	1,466	9%
Coal	207.0	175.9	18%	211.3	211.3	—	980	832	18%
Intermodal	181.9	139.9	30%	578.5	492.4	17%	314	284	11%
Automotive	102.2	69.3	47%	62.0	51.8	20%	1,648	1,338	23%
Carload revenues, carloads and units	1,513.6	1,286.9	18%	1,491.9	1,370.6	9%	$1,015	$939	8%
Other revenue	54.4	49.3	10%
Total revenues (i)	$1,568.0	$1,336.2	17%

(i) Included in revenues:
Fuel surcharge	$180.6	$113.0
Freight revenues include both revenue for transportation services and fuel surcharges. For the three and nine months ended September 30, 2011, revenues increased $106.2 million and $231.8 million compared to the same periods in 2010, primarily due to positive pricing impacts, increase in carload/unit volumes and increased fuel surcharge. Revenues and volumes in the third quarter of 2010 were affected by Hurricane Alex as customers were required to use alternate carriers or modes of transportation until services were restored. Revenue per carload/unit increased by 10% and 8% for the three and nine months ended September 30, 2011, compared to the same periods in 2010, reflecting favorable commodity mix in addition to the factors discussed above. The effect of fluctuations in the value of the U.S. dollar against the value of the Mexican peso was not significant for these periods.
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

The following discussion provides an analysis of revenues by commodity group:

Revenues by commodity group for the three months ended
September 30, 2011
Chemical and petroleum. Revenues increased $16.9 million and $37.7 million for the three and nine months ended September 30, 2011, compared to the same periods in 2010, primarily due to increases in pricing, volume and fuel surcharge. Petroleum revenues increased due to higher volumes of crude oil to be refined in the Gulf due to increased demand from domestic oil sources. Revenues increased in plastics and chemicals used to manufacture glass and paint as a result of continuing growth in the automotive industry. Additionally, revenues in the third quarter of 2010 were significantly impacted by Hurricane Alex.

Industrial and consumer products. Revenues increased $32.9 million and $67.4 million for the three and nine months ended September 30, 2011, compared to the same periods in 2010, primarily due to increases in volume, pricing and fuel surcharge. Metals and scrap business growth was primarily due to growing demand for slab and steel coil driven by continuing growth in the automotive industry and appliance manufacturing, as well as increases in demand for pipe. Paper product revenue increased primarily due to diminished truck capacity driving business to rail as demand has increased.

Agriculture and minerals. Revenues increased $10.9 million and $15.6 million for the three and nine months ended September 30, 2011, compared to the same periods in 2010, primarily due to increases in pricing and fuel surcharge that were partially offset by a decrease in volume. Food product revenue increased due to increased demand for corn syrup, sugar and dried distillers grains in Mexico. Additionally, revenues in the third quarter of 2010 were significantly impacted by Hurricane Alex. The increase for the nine months ended September 30, 2011, compared to the same period in 2010, was partially offset by a decrease in grain volume and average length of haul in the first quarter of 2011 as traffic patterns shifted due to a decline in cross border traffic into Mexico as availability of crops from a strong Mexico harvest was sufficient to meet the local demand.

Stone, Clay, & Glass 6%
Ores & Minerals 14%
Grain 44%
Food Products 36%

Coal. Revenues increased $10.8 million and $31.1 million for the three and nine months ended September 30, 2011, compared to the same periods in 2010, primarily due to increases in pricing and fuel surcharge. Revenues to existing electric generation customers increased due to re-pricing of coal contracts in the second half of 2010. In the third quarter of 2011, volumes were affected by flooding in the upper Midwest, which delayed deliveries from connecting carriers.
Intermodal. Revenues increased $18.0 million and $42.0 million for the three and nine months ended September 30, 2011, compared to the same periods in 2010, primarily due to increases in volume. Growth was driven by increased domestic and cross border business, conversion of truck traffic to rail and South American/trans-Pacific container volume.
Automotive. Revenues increased $13.4 million and $32.9 million for the three and nine months ended September 30, 2011, compared to the same periods in 2010, primarily due to increases in volume and pricing. The volume increase was driven by strong year over year growth in North American automobile sales for Original Equipment Manufacturers, new cross border vehicle routings, increased import/export volume through the Port of Lazaro Cardenas and the shipment of new automobile models.

Operating Expenses
Operating expenses, as shown below (in millions), increased $40.4 million and $122.0 million for the three and nine months ended September 30, 2011, when compared to the same periods in 2010, primarily due to higher volumes, increases in fuel prices and compensation and benefit rates and the effect of fluctuations in the value of the U.S. dollar against the value of the Mexican peso for operating expenses denominated in Mexican pesos. These increases were partially offset by the gain on insurance recoveries related to Hurricane Alex recognized in the third quarter of 2011.

	Three Months Ended
	September 30,		Change
	2011	2010	Dollars	Percent
Compensation and benefits	$109.3	$87.3	$22.0	25%
Purchased services	50.6	48.0	2.6	5%
Fuel	86.5	61.8	24.7	40%
Equipment costs	41.4	37.5	3.9	10%
Depreciation and amortization	47.9	46.1	1.8	4%
Gain on insurance recoveries related to hurricane damage	(25.6)	—	(25.6)	100%
Materials and other	52.6	41.6	11.0	26%
Total operating expenses	$362.7	$322.3	$40.4	13%

	Nine Months Ended
	September 30,		Change
	2011	2010	Dollars	Percent
Compensation and benefits	$314.1	$271.7	$42.4	16%
Purchased services	153.5	140.9	12.6	9%
Fuel	258.0	191.7	66.3	35%
Equipment costs	125.5	117.5	8.0	7%
Depreciation and amortization	139.1	138.8	0.3	—%
Gain on insurance recoveries related to hurricane damage	(25.6)	—	(25.6)	100%
Materials and other	142.2	124.2	18.0	14%
Total operating expenses	$1,106.8	$984.8	$122.0	12%
Compensation and benefits. Compensation and benefits increased $22.0 million and $42.4 million for the three and nine months ended September 30, 2011, compared to the same periods in 2010, primarily due to annual salary and benefit rate increases and increased carload/unit volumes. Compensation and benefits increased in Mexico due to fluctuations in the value of the U.S. dollar against the value of the Mexican peso. In addition, in the third quarter of 2010, the Company recorded a decrease of $6.2 million in KCSM's post-employment benefit obligations as a result of the completion of negotiations with the Mexican labor union.
Purchased services. Purchased services increased $2.6 million and $12.6 million for the three and nine months ended September 30, 2011, compared to the same periods in 2010, due to increases in volume-sensitive costs, primarily locomotive maintenance expense, freight car repairs, truck and terminal services, security and an increase in track structure maintenance expense. These increases were partially offset by higher net joint facility income in the third quarter of 2011 as a result of non-recurring usage of certain trackage rights.
Fuel. Fuel expense increased $24.7 million and $66.3 million for the three and nine months ended September 30, 2011, compared with the same periods in 2010, primarily due to higher diesel fuel prices as the average fuel price per gallon increased by approximately 27% and 24%, and higher consumption due to an increase in carload/unit volumes.
Equipment costs. Equipment costs increased $3.9 million and $8.0 million for the three and nine months ended September 30, 2011, compared with the same periods in 2010, primarily due to higher car lease expense and the increase in the use of other railroads’ freight cars due to increased traffic volumes. These increases were partially offset by lower locomotive lease expense primarily due to the acquisition of 75 locomotives during the third quarter of 2011, which were previously leased by the Company under an operating lease agreement.
Depreciation and amortization. Depreciation and amortization expense increased by $1.8 million and $0.3 million for the three and nine months ended September 30, 2011, compared to the same periods in 2010 primarily due to a larger asset base offset by changes in depreciation rates on certain locomotive and road assets based on reassessment of the adequacy of the accumulated depreciation provisions, asset usage and replacement patterns, which were effective October 1, 2010. Depreciation expense on the asset base as of year-end 2010 is expected to be lower on a quarterly basis by approximately $1.0 million as a result of these rate changes.

Gain on insurance recoveries related to hurricane damage. In the third quarter of 2011, the Company settled its insurance claims related to Hurricane Alex and recognized a $25.6 million gain on insurance recoveries which primarily represents the recovery of lost profits and the replacement value of property in excess of its carrying value, net of the self-insured retentions.
Materials and other. Materials and other expense increased $11.0 million and $18.0 million for the three and nine months ended September 30, 2011, compared to the same periods in 2010 primarily due to higher casualty expense and materials and supplies expense, partially offset by lower employee expenses. In addition, for the nine months ended September 30, 2011, as compared to the same period in 2010, these increases were partially offset by the settlement of a legal dispute recorded in the first quarter of 2010.

Non-Operating Income and Expenses
Equity in net earnings of unconsolidated affiliates. Equity in earnings from unconsolidated affiliates decreased $0.5 million and $2.6 million for the three and nine months ended September 30, 2011, compared to the same periods in 2010. Significant components of this change are as follows:

•
Equity in earnings of Southern Capital Corporation, LLC decreased $0.3 million and $3.9 million for the three and nine months ended September 30, 2011, compared to the same periods in 2010, primarily due to the recognition of a gain on sale of railcars and other equipment in the first quarter of 2010.

•
KCSM’s equity in earnings of Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”) was flat for the three months ended September 30, 2011, compared to the same period in 2010 and increased $0.5 million for the nine months ended September 30, 2011, compared to the same period in 2010 primarily due to an increase in volumes.

•
Equity in earnings from the operations of Panama Canal Railway Company decreased $0.2 million and increased $0.8 million for the three and nine months ended September 30, 2011, compared to the same periods in 2010. The increase during the nine months of 2011 is primarily due to an increase in container volume during the first half of 2011.

Interest expense. Interest expense decreased by $4.0 million and $24.8 million for the three and nine months ended September 30, 2011, compared to the same periods in 2010, primarily due to lower average interest rates and average debt balances. During the three and nine months ended September 30, 2011, the average debt balance was $1,654.5 million and $1,646.2 million, respectively, compared to $1,675.8 million and $1,838.9 million for the same periods in 2010.
Debt retirement costs. Debt retirement costs increased $2.0 million and decreased $35.1 million for the three and nine months ended September 30, 2011, compared to the same periods in 2010. On July 12, 2011 KCSR entered into an amended and restated credit agreement and wrote off $3.9 million in unamortized debt issuance costs related to the previous credit agreement. In the second quarter of 2011, KCSM purchased and redeemed the remaining $32.4 million principal amount of its 7 5/8% Senior Notes due December 1, 2013 (the “7 5/8% Senior Notes”) and all of the outstanding $165.0 million aggregate principal amount of its 7 3/8% Senior Notes due June 1, 2014 (the “7 3/8% Senior Notes”). KCSM recognized associated debt retirement cost of $10.3 million related to the call and tender premiums and the write-off of unamortized debt issuance costs. On September 30, 2010, KCSM purchased the remaining $63.7 million principal amount of the 9 3/8% Senior Notes due 2012 (the “9 3/8% Senior Notes”) and recognized debt retirement costs of $1.9 million related to the call premium and the write-off of unamortized debt issuance costs. On June 4, 2010, the Company redeemed $66.5 million principal amount of the 13.0% Senior Notes due 2013 issued by KCSR, $70.0 million principal amount of the 12 1/2% Senior Notes due 2016 issued by KCSM and $100.0 million principal amount of the 9 3/8% Senior Notes issued by KCSM, and paid $19.7 million of call premiums and other expenses associated with such redemptions. In addition the Company wrote off $12.8 million of unamortized debt issuance costs and original issue discounts associated with the redemption of the notes. In the first quarter of 2010, KCSM purchased $296.3 million of the 9 3/8% Senior Notes and the Company recorded debt retirement costs of $14.9 million related to the tender premium and the write-off of unamortized debt issuance costs.
Foreign exchange. Fluctuations in the value of the U.S. dollar against the value of the Mexican peso resulted in a foreign exchange loss of $7.2 million and $6.9 million for the three and nine months ended September 30, 2011, compared to a foreign exchange gain of $2.0 million and $3.2 million for the same periods in 2010.
Other income, net. Other income, net decreased by $1.8 million and $1.6 million for the three and nine months ended September 30, 2011, compared to the same periods in 2010, primarily due to lower gains on sale of land and miscellaneous income.
Income tax expense. Income tax expense increased $9.0 million and $43.9 million for the three and nine months ended September 30, 2011, compared to the same periods in 2010, due to higher pre-tax income. The effective income tax rate was 30.4% and 34.2% for the three and nine months ended September 30, 2011, compared to 39.7% and 38.7% for the same periods in 2010. The effective income tax rate decreased primarily due to foreign exchange rate fluctuations. In addition, for the nine months ended September 30, 2011, as compared to the same period in 2010, the decrease in the effective income tax rate was partially offset by a tax benefit from the sale of KCSM's 49% ownership interest in Mexrail, Inc. to Kansas City Southern in the second quarter of 2010.

Liquidity and Capital Resources
Overview
KCS’s primary uses of cash are to support operations; maintain and improve its railroad; pay debt service costs; acquire new and maintain existing locomotives, rolling stock and other equipment; and meet other obligations. KCS’s cash flow from operations has historically been sufficient to fund operations, maintenance capital expenditures and debt service. External sources of cash (principally bank debt, public and private debt, common and preferred stock and leases) have historically been used to refinance existing indebtedness and to fund acquisitions, new investments and equipment additions. As a result of the Company’s recent improvement in cash flows, the Company has the ability to fund certain investments and equipment additions or repay debt using available cash. On September 30, 2011, total available liquidity (the unrestricted cash balance plus revolving credit facility availability) was $617.1 million.
In the first quarter of 2011, the Company converted all of the remaining outstanding 5.125% Cumulative Convertible Perpetual Preferred Stock, Series D, into 6,999,887 shares of common stock. As a result of this conversion, the Company will no longer be required to pay a dividend on this series of the Company’s preferred stock, resulting in annual cash flow savings of approximately $10.8 million.
In the fourth quarter of 2011, the Company anticipates redeeming the remaining $123.5 million principal amount of the 13.0% senior unsecured notes due December 15, 2013 (the "13.0% Senior Notes") using available cash. The 13.0% Senior Notes are redeemable in whole or in part on or after December 15, 2011, at a redemption price (expressed as a percentage of principal amount) of 113% plus any accrued and unpaid interest.
7 3/8% and 7 5/8% Senior Notes. On May 6, 2011, pursuant to an offer to purchase, KCSM commenced a cash tender offer for all of its 7 5/8% Senior Notes and, pursuant to a separate offer to purchase, KCSM commenced a cash tender offer for all of its 7 3/8% Senior Notes. Through June 7, 2011, KCSM purchased and redeemed the remaining $32.4 million of the 7  5/8% Senior Notes and all of the outstanding $165.0 million of the 7 3/8% Senior Notes using the proceeds received from the issuance of $200.0 million principal amount of 6 1/8% senior unsecured notes due June 15, 2021 (the “6 1/8% Senior Notes”) and cash on hand. The Company recorded debt retirement costs of $10.3 million in the second quarter of 2011.
6 1/8% Senior Notes. On May 20, 2011, KCSM issued $200.0 million principal amount of 6 1/8% Senior Notes, at par, bearing interest semiannually at a fixed annual rate of 6 1/8%. KCSM used proceeds from the issuance of the 6 1/8% Senior Notes and cash on hand to purchase and redeem the 7 5/8% Senior Notes and 7 3/8% Senior Notes as discussed above, and pay all fees and expenses incurred in connection with the 6 1/8% Senior Notes offering and the tender offers. The 6 1/8% Senior Notes are redeemable at KCSM’s option, in whole or in part, on and after June 15, 2016, at the following redemption prices (expressed as percentages of principal amount) if redeemed during the 12-month period commencing on June 15 of the following years, plus any accrued and unpaid interest to the date of redemption: 2016 — 103.063%, 2017 — 102.042%, 2018 — 101.021% and 2019 — 100.000%. In addition, KCSM may redeem up to 35% of the 6 1/8% Senior Notes at a redemption price equal to 106.125% any time prior to June 15, 2014 from the proceeds of the sale of KCSM’s capital stock or the capital stock of KCS, and the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued unpaid interest in the event of certain changes in the Mexican withholding tax rate.
The 6 1/8% Senior Notes are denominated in dollars and are unsecured, unsubordinated obligations, rank pari passu in right of payment with KCSM’s existing and future unsecured, unsubordinated obligations, and are senior in right of payment to KCSM’s future subordinated indebtedness. In addition, the 6 1/8% Senior Notes include certain covenants which are customary for these types of debt instruments and borrowers with similar credit ratings. The 6 1/8% Senior Notes contain certain covenants that, among other things, prohibit or restrict KCSM's ability to take certain actions, including KCSM’s ability to incur debt, pay dividends or make other distributions in respect of its stock, issue guarantees, enter into certain transactions with affiliates, make restricted payments, sell certain assets, create liens, engage in sale-leaseback transactions and engage in mergers, divestitures and consolidations. However, these limitations are subject to a number of important qualifications and exceptions.
KCSR Revolving Credit Facility and Term Loans. On July 12, 2011, KCS, together with its wholly-owned subsidiary, KCSR, as Borrower, and certain subsidiaries named therein as guarantors (the “Subsidiary Guarantors”), entered into an amended and restated credit agreement (the “KCSR Credit Agreement”) with various lenders named in the KCSR Credit Agreement. The KCSR Credit Agreement provides KCSR with (i) a five-and-one-half year $300.0 million term loan credit facility (the “Term Loan Facility”) and (ii) a five-year $200.0 million revolving credit facility consisting of a revolving facility up to $200.0 million (the “Revolving Facility”), a letter of credit facility of $25.0 million (the “Letter of Credit Facility”) and a swing line facility of up to $15.0 million (the “Swing Line Facility”). The Letter of Credit Facility and the Swing Line Facility each constitute usage under the Revolving Facility.
The $305.8 million outstanding term loans under KCSR’s prior amended and restated credit agreement were combined and refinanced with those under the Term Loan Facility and KCSR used available cash to reduce the principal balance of the prior term loans by $5.8 million. Under the KCSR Credit Agreement, the final maturity of the term loans was extended from April 28, 2013 to

January 15, 2017. Commitments under KCSR’s prior revolving credit facility were rolled over into the new Revolving Facility, the maturity was extended from April 28, 2013 to July 15, 2016, and the available principal amount of such commitments was increased from $125.0 million to $200.0 million. The Company wrote-off $3.9 million of unamortized debt issuance costs related to the previous credit agreement in the third quarter of 2011.
KCSR is required to make quarterly principal payments on the Term Loan Facility commencing December 31, 2011, with any remaining unpaid principal balance due and payable on January 15, 2017. The outstanding principal balance of loans under the Term Loan Facility and the Revolving Facility bear interest at floating rates. At KCSR’s option, the loans will bear interest at either (i) the greater of (a) The Bank of Nova Scotia’s base rate, (b) federal funds rate plus 0.50% or (c) one-month London Interbank Offered Rate ("LIBOR") plus 1.00% (the “Base Rate”) plus a margin of 0.25% to 1.50% (depending on the leverage ratio as defined in the KCSR Credit Agreement, the "Leverage Ratio") or (ii) LIBOR plus a margin of 1.25% to 2.50% (depending on the Leverage Ratio). The outstanding principal balance of loans under the Swing Line Facility will bear interest at the Base Rate plus a margin of 0.25% to 1.50% (depending on the Leverage Ratio).
The obligations under the KCSR Credit Agreement are secured by substantially all of the assets of KCS, KCSR and the Subsidiary Guarantors pursuant to an Amended and Restated Security Agreement dated July 12, 2011 (the “Security Agreement”) among KCS, KCSR, each Subsidiary Guarantor and The Bank of Nova Scotia, as administrative agent and collateral agent for the lenders. Under the terms of the Security Agreement, KCS, KCSR and their restricted subsidiaries (as defined in the KCSR Credit Agreement) agreed to subordinate payment of certain intercompany debt. In addition, KCS and each Subsidiary Guarantor guaranteed repayment of the amounts due under the KCSR Credit Agreement and the equity interests of KCSR and each Subsidiary Guarantor have been pledged pursuant to the Security Agreement to secure obligations under the KCSR Credit Agreement.
The KCSR Credit Agreement contains covenants that restrict or prohibit certain actions, including, but not limited to, KCS's and KCSR’s ability to incur debt, create or suffer to exist liens, make prepayment of particular debt, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale-leaseback transactions. In addition, KCS must meet certain consolidated interest coverage and leverage ratios. Failure to maintain compliance with the covenants could constitute a default which could accelerate the payment of any outstanding amounts under the KCSR Credit Agreement.
Operating Lease Buyout. On September 1, 2011, KCSM, as borrower, entered into five Loan Agreements (each a "Loan Agreement", and collectively, the "Loan Agreements") with General Electric Capital Corporation, as lender ("GE"), each with a principal amount of approximately $18.2 million.  KCSM used the loan proceeds to finance approximately 88% of the purchase price of seventy-five GE AC4400 CW locomotives (the "Locomotives") purchased by KCSM from GE on September 1, 2011. The Locomotives were previously leased by KCSM from GE pursuant to a Lease Agreement dated April 30, 1998. The Lease Agreement, which had been accounted for as an operating lease, was terminated with the purchase of the Locomotives by KCSM.  To secure the loans from GE, KCSM transferred legal ownership of the Locomotives to five irrevocable trusts established by KCSM to which GE is the primary beneficiary and KCSM has a right of reversion upon satisfaction of the obligations of the Loan Agreements.
Each Loan Agreement requires KCSM to make thirty-eight quarterly principal payments plus interest at an annual rate of 9.31%, which approximates the implicit interest rate in the Lease Agreement.  KCSM generated certain tax benefits as a result of purchasing the locomotives.  The first payments were due and payable on September 15, 2011, and the final payments are due and payable on December 15, 2020.
The Loan Agreements contain representations, warranties and covenants typical of such equipment loans. Events of default in each Loan Agreement include, but are not limited to, certain payment defaults, certain bankruptcy and liquidation proceedings and the failure to perform any covenants or agreements contained in the Loan Agreements. An event of default could trigger acceleration of KCSM's payment obligations under the terms of each Loan Agreement.
KCSM Revolving Credit Facility. On September 30, 2011, KCSM entered into an amended and restated credit agreement (the "KCSM Credit Agreement") with various financial institutions. The KCSM Credit Agreement amended and restated KCSM's credit agreement dated August 30, 2010, increased the revolving credit facility from $100.0 million to $200.0 million and extended the maturity to September 30, 2016. The revolving credit facility consists of (i) a revolving credit facility (the "Revolving Facility") up to $200.0 million, (ii) a letter of credit facility up to $15.0 million (the “Letter of Credit Facility”), and (iii) a swing line facility up to $15.0 million (the "Swing Line Facility"). The Letter of Credit Facility and the Swing Line Facility each constitute usage under the Revolving Facility.
The outstanding principal balance of loans under the Revolving Facility bear interest at floating rates. At KCSM's option, the loans will bear interest at either (i) the greater of (a) JPMorgan Chase Bank, N.A.'s prime rate, (b) Federal Funds rate plus 0.50% or (c) one-month LIBOR plus 1.00% (the "Base Rate") plus a margin of 0.25% to 1.50% (depending on KCSM's leverage ratio), or (ii) one, two, three or six-month LIBOR plus a margin of 1.25% to 2.50% (depending on KCSM's leverage ratio). The outstanding principal balance of loans under the Swing Line Facility will bear interest at the Base Rate plus a margin of 0.25% to 1.50%

(depending on KCSM's leverage ratio).
The KCSM Credit Agreement is secured by the accounts receivable and certain locomotives of KCSM and certain of its subsidiaries.  In addition, KCSM and certain of its subsidiaries agreed to subordinate payment of certain intercompany debt, certain KCSM subsidiaries guaranteed repayment of the amounts due under the KCSM Credit Agreement (up to the amount permitted by KCSM's outstanding indentures) and certain equity interests as defined in the KCSM Credit Agreement were pledged to secure obligations under the KCSM Credit Agreement.
The KCSM Credit Agreement contains representations, warranties and covenants typical of such credit agreements, including financial covenants related to a leverage ratio and an interest coverage ratio as defined in the KCSM Credit Agreement. Events of default under the KCSM Credit Agreement include, but are not limited to, certain payment defaults; breach of any representation or warranty; non-performance of covenants and obligations; default on other indebtedness; certain judgments rendered; restrictions or requirements limiting the availability or the transfer of foreign exchange; a change in control shall occur; bankruptcy or insolvency of KCSM and certain subsidiaries and obligors; an impairment of security; the failure of subordination; certain actions by a governmental authority; failure to obtain certain consents; and termination of the concession title. The occurrence of an event of default could result in the acceleration of the repayment of any outstanding principal balance of the Revolving Facility.
The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to debt and equity capital markets, and other available financing resources will be sufficient to fund anticipated operating, capital and debt service requirements and other commitments in the foreseeable future.
As of September 30, 2011, KCS had a debt to capitalization ratio (total debt as a percentage of total debt plus total equity) of 36.7%. KCS’s primary sources of liquidity are cash flows generated from operations, borrowings under its revolving credit facilities and access to debt and equity capital markets. Although KCS has had adequate access to the capital markets, as a non-investment grade company, the financial terms under which funding is obtained often contain restrictive covenants. The covenants constrain financial flexibility by restricting or prohibiting certain actions, including the ability to incur additional debt for any purpose other than refinancing existing debt, create or suffer to exist additional liens, make prepayments of particular debt, pay dividends on common stock, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale-leaseback transactions. These restrictions, however, are subject to a number of qualifications and exceptions that provide the Company with varying levels of additional borrowing capacity. The Company was in compliance with all of its debt covenants as of September 30, 2011. For a discussion of the agreements representing the indebtedness of KCS, see “Liquidity and Capital Resources — Debt and Capital Structure” in the Annual Report on Form 10-K for the year ended December 31, 2010 of KCS.
KCS’s operating results and financing alternatives can be unexpectedly impacted by various factors, some of which are outside of its control. For example, if KCS was to experience a reduction in revenues or a substantial increase in operating costs or other liabilities, its earnings could be significantly reduced, increasing the risk of non-compliance with debt covenants. Additionally, the Company is subject to economic factors surrounding debt and equity capital markets and its ability to obtain financing under reasonable terms is subject to market conditions. Volatility in capital markets and the tightening of market liquidity could impact KCS’s access to capital. Further, KCS’s cost of debt can be impacted by independent rating agencies, which assign debt ratings based on certain factors such as liquidity, leverage, operational performance and competitive position.
Standard & Poor’s Rating Services (“S&P”) and Moody’s Investors Service (“Moody’s”) each rate the senior secured credit facility under the new KCSR Credit Agreement as investment grade. They also rate the debt, preferred stock and corporate credit of KCS and KCSM as non-investment grade and provide their view of each company’s outlook. These ratings and outlooks change from time to time and can be found on the websites of S&P and Moody’s.

Cash Flow Information
Summary cash flow data follows (in millions):

	Nine Months Ended
	September 30,
	2011	2010
Cash flows provided by (used for):
Operating activities	$465.1	$359.9
Investing activities	(292.2)	(225.7)
Financing activities	(41.2)	(182.9)
Net increase (decrease) in cash and cash equivalents	131.7	(48.7)
Cash and cash equivalents beginning of year	85.4	117.5
Cash and cash equivalents end of period	$217.1	$68.8
Cash flows from operating activities increased $105.2 million for the nine month period ended September 30, 2011, compared to the same period in 2010, primarily as a result of increased net income from positive pricing impacts and higher carload/unit volumes and insurance proceeds related to hurricane damage. These increases were partially offset by changes in working capital items, resulting mainly from the timing of certain payments and receipts. Net cash used for investing activities increased $66.5 million primarily due to an increase in capital expenditures, partially offset by the acquisition of an intermodal facility in the first quarter of 2010 and insurance proceeds related to hurricane damage. Insurance proceeds recognized in investing cash flows are related to proceeds from property damage. All other insurance proceeds related to hurricane damage are recognized in operating cash flows. Additional information regarding capital expenditures is provided below. Cash used for financing activities decreased $141.7 million primarily due to debt reduction and refinancing activities and associated debt cost payments completed during the first half of 2010, partially offset by proceeds from a common stock offering received in the second quarter of 2010.

Capital Expenditures
KCS has funded, and expects to continue to fund capital expenditures with funds from operating cash flows, equipment leases, and debt and equity financing.
The following table summarizes capital expenditures by type (in millions):

	Nine Months Ended
	September 30,
	2011	2010
Roadway capital program	$189.4	$152.8
Locomotive acquisitions	103.8	—
Capacity	12.5	2.1
Equipment	4.4	8.0
Information technology	6.7	9.4
Other	41.0	24.9
Total capital expenditures (accrual basis)	357.8	197.2
Locomotives financed under operating lease buyout	(91.0)	—
Change in capital accruals	17.2	3.1
Total cash capital expenditures	$284.0	$200.3
The Company's 2011 capital expenditures are currently expected to be approximately $585.0 million, of which the Company expects to finance approximately $145.0 million.

Other Matters
Approximately 80% of KCSR employees are covered by collective bargaining agreements. KCSR participates in industry-wide bargaining as a member of the National Carriers’ Conference Committee. Long-term settlement agreements were reached during 2007 and 2008 covering all of KCSR’s unionized work force through June 30, 2010. These agreements continue in effect until new agreements are reached. Labor negotiations in the rail industry are governed by the Railway Labor Act (the "RLA"), which bars strikes or other self-help until exhaustion of mandatory procedures. Contract negotiations with the various unions generally take place over an extended period of time and have not historically resulted in any strike, boycott, or other disruption in the Company's business operations.

The nation's largest freight railroads, including KCSR, have been in national (multi-employer) bargaining with the rail unions since January 2010. In September 2011, the railroads ratified the agreement with the largest union, the United Transportation Union, which represents about a third of the employees covered by this bargaining.
During the third quarter of 2011, the railroads were in mediation with two coalitions representing the other rail unions. On September 6, 2011, the National Mediation Board released the parties from mediation and triggered a 30-day cooling off period, which ended on October 7, 2011. On October 7, 2011, a Presidential Emergency Board (PEB) was appointed to investigate the disputes and recommend solutions. The PEB's appointment has extended the cooling off period for up to 60 more days. If agreements are not reached by that time, the RLA permits self-help by the parties. As of the date of this filing, the Company cannot determine the outcome of any negotiations.
KCSM union employees are covered by one labor agreement, which was signed on June 23, 1997, between KCSM and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (Mexican Railroad Union), for a term of 50 years, for the purpose of regulating the relationship between the parties. Approximately 80% of KCSM employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other terms are subject to negotiation every two years. In October 2011, compensation terms and all other benefits covering the period from July 1, 2011 through June 30, 2012 and the period from July 1, 2011 through June 30, 2013, respectively, were finalized between KCSM and the Mexican Railroad Union. The union labor negotiation with the Mexican Railroad Union has not historically resulted in any strike, boycott, or other disruption in KCSM’s business operations.

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
(b) Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibits Filed with this Report
10.1	Form of Loan Agreement between General Electric Capital Corporation and Kansas City Southern de México, S.A. de C.V., dated September 1, 2011, is attached to this Form 10-Q as Exhibit 10.1.

10.2
Amendment No. 1 and Waiver to Limited Liability Company Agreement dated August 12, 2011, among Meridian Speedway, LLC, the Company, KCS Holdings, Inc. and The Alabama Great Southern Railroad Company is attached to this Form 10-Q as Exhibit 10.2.

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

101
The following financial information from Kansas City Southern’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010, (ii) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) the Notes to Consolidated Financial Statements.

Exhibit No.	Description of Exhibits Incorporated by Reference
10.3
Amended and Restated Credit Agreement dated as of July 12, 2011, by and among the Company, KCSR, as Borrower, certain of their subsidiaries named therein as guarantors, the various financial institutions and other persons from time to time parties thereto (the “Lenders”), The Bank of Nova Scotia, as administrative agent and collateral agent for the Lenders, Bank of America, N.A., as syndication agent, Compass Bank, JPMorgan Chase Bank, N.A. and Morgan Stanley Bank, N.A., as co-documentation agents and Merrill Lynch, Pierce, Fenner & Smith Incorporated and The Bank of Nova Scotia as joint lead arrangers and joint bookrunning managers, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 13, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.3.

10.4
Amended and Restated Security Agreement dated July 12, 2011, by and among the Company, KCSR, certain of their subsidiaries named therein as grantors and The Bank of Nova Scotia, as collateral agent, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 13, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.4.

10.5
Amended and Restated Credit Agreement, dated September 30, 2011, by and between Kansas City Southern de México, S.A. de C.V., the lenders defined therein and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the Lenders, J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, as joint lead arrangers and joint bookrunners, BBVA Bancomer, S.A., Institución de Banca Múltiple Grupo Financiero BBVA Bancomer, as joint bookrunner and co-documentation agent, and Bank of America, N.A., as co-documentation agent, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 3, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.

10.6
Amended and Restated Subsidiary Guaranty, dated as of September 30, 2011, by each subsidiary of Kansas City Southern de México, S.A. de C.V. from time to time party thereto, in favor of JPMorgan Chase Bank, N.A., in its capacity as administrative agent and collateral agent for each of the secured parties defined therein, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 3, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.6.

10.7
Assignment and Amendment Agreement, dated September 30, 2011, entered into by and among Kansas City Southern de México, S.A. de C.V., Arrendadora KCSM, S. de R.L. de C.V., Highstar Harbor Holdings México, S. de R.L. de C.V., MTC Puerta Mexico, S. de R.L. de C.V., Vamos a México, S.A. de C.V., Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, as original collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as original pledgee, and JPMorgan Chase Bank, N.A., a new collateral agent, acting on its own behalf and for the benefit of the secured parties and new pledgee. (English translation of document executed in Spanish), filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 3, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.7.

10.8
Assignment and Amendment Agreement, dated September 30, 2011, entered into by and among MTC Puerta México, S. de R.L. de C.V and Highstar Harbor Holdings México, S. de R.L. de C.V., as pledgors, Vamos a México, S.A. de C.V., Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, in its capacity as original collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as original pledgee, and JPMorgan Chase Bank, N.A., a new collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as new pledgee, filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on October 3, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.8.

10.9
Assignment and Amendment Agreement, dated September 30, 2011, entered into by and among Kansas City Southern de México, S.A. de C.V. and KSCM Holdings, LLC, as pledgors, Arrendadora KCSM S. de R.L. de C.V., Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, in its capacity as original collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as original pledgee, and JPMorgan Chase Bank, N.A., as new collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties as new pledgee, filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed on October 3, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.9.

10.10
Assignment and Amendment Agreement, dated September 30, 2011, entered into by and among Kansas City Southern de México, S. A. de C.V. and Nafta Rail, S.A. de C.V., as pledgors, Highstar Harbor Holdings México, S. de R.L. de C.V., Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, in its capacity as original collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as original pledgee, and JPMorgan Chase Bank, N.A., as new collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties as new pledgee, filed as Exhibit 10.6 to the Company's Current Report on Form 8-K filed on October 3, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.10.

10.11
Assignment and Amendment Agreement, dated September 30, 2011, entered into by and among Highstar Harbor Holdings México, S. de R.L. de C.V. and Nafta Rail, S.A. de C.V., as pledgors, MTC Puerta México, S. de R.L. de C.V., Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, in its capacity as original collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as original pledgee, and JPMorgan Chase Bank, N.A., as new collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties as new pledgee, filed as Exhibit 10.7 to the Company's Current Report on Form 8-K filed on October 3, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.11.

10.12
Amended and Restated Intercompany Subordination Agreement, dated as of September 30, 2011, by and between Kansas City Southern de México, S.A. de C.V., and each of the subordinated debtors and subordinated creditors each as defined therein, in favor of JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for each of the secured parties defined therein, filed as Exhibit 10.8 to the Company's Current Report on Form 8-K filed on October 3, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.12.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on October 21, 2011.

Kansas City Southern

/s/ MICHAEL W. UPCHURCH
Michael W. Upchurch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ MARY K. STADLER
Mary K. Stadler
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)