Form 10-K
period 2011-12-31
KANSAS CITY SOUTHERN
filed 2012-02-08
CIK 54480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant was $6.40 billion at June 30, 2011. There were 109,934,820 shares of $.01 par common stock outstanding at February 1, 2012.
DOCUMENTS INCORPORATED BY REFERENCE
Kansas City Southern’s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders which will be filed no later than 120 days after December 31, 2011, is incorporated by reference in Parts III.

KANSAS CITY SOUTHERN
2011 FORM 10-K ANNUAL REPORT

Item 1.	Business
COMPANY OVERVIEW
Kansas City Southern, a Delaware corporation, is a holding company with domestic and international rail operations in North America that are strategically focused on the growing north/south freight corridor connecting key commercial and industrial markets in the central United States with major industrial cities in Mexico. As used herein, “KCS” or the “Company” may refer to Kansas City Southern or, as the context requires, to one or more subsidiaries of Kansas City Southern. KCS and its subsidiaries had approximately 6,140 employees on December 31, 2011.
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
KCSM provides exclusive rail access to the Port of Lazaro Cardenas on the Pacific Ocean. The Mexican government is developing the port at Lazaro Cardenas principally to serve Mexican markets and as an alternative to the U.S. west coast ports. KCSM is the sole provider of rail service to this port, which provides an alternate route for Asian and South American traffic bound for North America.
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
The KCS coordinated rail network (KCSR, KCSM and Tex-Mex) comprises approximately 6,200 route miles extending from the midwest and southeast portions of the United States south into Mexico and connects with all other Class I railroads, providing shippers with an effective alternative to other railroad routes and giving direct access to Mexico and the southeast and southwest United States through alternate interchange hubs.
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
Other subsidiaries and affiliates of KCS include the following:

•
Meridian Speedway, LLC (“MSLLC”), a seventy-one percent-owned consolidated affiliate that owns the former KCSR rail line between Meridian, Mississippi and Shreveport, Louisiana, which is the portion of the KCSR rail line between Dallas, Texas and Meridian known as the “Meridian Speedway.” Norfolk Southern Corporation (“NS”) through its wholly-owned subsidiary, The Alabama Great Southern Railroad Company, owns the remaining twenty-nine percent of MSLLC. Ultimately KCS will own seventy percent and NS will own thirty percent of MSLLC upon the contribution of additional capital by NS to MSLLC;

•
Pabtex, Inc., a wholly-owned and consolidated owner of a bulk materials handling facility with deep-water access to the Gulf of Mexico at Port Arthur, Texas that stores and transfers petroleum coke from rail cars to ships, primarily for export;

•	Trans-Serve, Inc. (doing business as Superior Tie and Timber), a wholly-owned and consolidated operator of a railroad wood-tie treatment facility;

•
TransFin Insurance, Ltd., a wholly-owned and consolidated captive insurance company providing property, general liability and certain other insurance coverage to KCS and its subsidiaries and affiliates;

•	Southern Capital Corporation, LLC (“Southern Capital”), a fifty percent-owned unconsolidated affiliate that leases locomotives and other equipment;

•
Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”), a twenty-five percent-owned unconsolidated affiliate that provides railroad services as well as ancillary services in the greater Mexico City area; and

•	PTC-220, LLC (“PTC-220”), a fourteen percent-owned unconsolidated affiliate that holds the licenses to large blocks of radio spectrum and other assets for the deployment of positive train control.
MARKETS SERVED

2011 Revenues Business Mix
Chemical and petroleum. This sector includes products such as petroleum, rubber, plastics and miscellaneous chemicals. KCS transports these products to markets in the midwest, southeast and northeast United States and throughout Mexico through interchanges with other rail carriers. The products within the chemicals and plastics channels are used in the automotive, housing and packaging industries as well as in the production of other chemicals and plastic products. KCS hauls petroleum products across its network and as petroleum refineries have continued to increase their refining capacity, they have coordinated with KCS to develop additional long-term storage opportunities which complement a fluid freight railroad operation.

Agriculture &
Minerals
21%
Industrial &
Consumer
Products
24%
Chemical &
Petroleum
19%
Coal
13%
Intermodal
12%
Automotive
7%
Other
4%

Industrial and consumer products. KCS serves paper mills directly and indirectly through its various short-line connections. KCS’s rail lines run through the heart of the southeast United States timber-producing region. Forest products made from trees in this region are generally less expensive than those from other regions due to lower production costs. As a result, southern yellow pine products from the southeast are increasingly being used instead of western producers that have experienced capacity reductions because of environmental and public policy considerations.
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
Agriculture and minerals. The agriculture and minerals sector consists primarily of grain and food products. Shipper demand for agriculture products is affected by competition among sources of grain and grain products, as well as price fluctuations in international markets for key commodities. In the United States, KCS’s rail lines receive and originate shipments of grain and grain products for delivery to feed mills serving the poultry industry. KCS currently serves feed mills along its rail lines throughout the midwest and southeast United States, and through its marketing agreements, KCS has access to sources of corn and other grain in the Midwest. United States export grain shipments and Mexico import grain shipments include primarily corn, wheat, and soybeans transported to Mexico via Laredo and to the Gulf of Mexico. Over the long term, export grain shipments to Mexico are expected to increase as a result of Mexico’s reliance on grain imports and KCS’s coordinated rail network is well positioned to meet these increases in demand. Food products consist mainly of soybean meal, grain meal, oils, canned goods, corn syrup and sugar. Other shipments consist of a variety of products including ores, minerals, clay and glass used across North America.
Coal. KCS hauls unit trains (trains transporting a single commodity from one source to one destination) of coal for nine electric generating plants in the central United States. The coal originates from the Powder River Basin in Wyoming and is interchanged to KCS at Kansas City, Missouri. Coal mined in the midwest United States is transported in non-unit trains to industrial consumers such as paper mills, steel mills, and cement companies. Petroleum coke is also included in the coal sector, which KCS transports from refineries in the United States to cement companies in Mexico as well as to vessels for international distribution through the Pabtex export terminal located in Port Arthur, Texas.
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
Noncompliance with applicable legal provisions may result in the imposition of fines, temporary or permanent shutdown of operations or other injunctive relief, criminal prosecution or the termination of the Concession. KCS believes that facilities which it operates are in compliance with applicable environmental laws, regulations and agency agreements. KCS maintains environmental provisions which are believed by management to be appropriate with respect to known and existing environmental contamination of its properties which KCS may be responsible to remedy. In addition, KCS’s subsidiaries are party to contracts and other legally binding obligations by which previous owners of certain facilities now owned by KCS are responsible to remedy contamination of such sites remaining from their previous ownership. There are currently no material legal or administrative proceedings pending against the Company with respect to any environmental matters and management does not believe that continued compliance with environmental laws will have any material adverse effect on the Company’s consolidated financial statements. KCS cannot predict the effect, if any, that unidentified environmental matters or the adoption of additional or more stringent environmental laws and regulations would have on the Company’s consolidated financial statements.
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
In November 2005, Ferrocarril Mexicano, S.A. de C.V. (“Ferromex”) acquired control of and merged with Ferrosur S.A. de C.V. (“Ferrosur”). In March 2011, the Comisión Federal de Competencia (Mexican Antitrust Commission or “COFECO”) approved the merger between Ferromex and Ferrosur. These merged operations are much larger than KCSM, serving most of the major ports and cities in Mexico and together own fifty percent of FTVM, which serves industries located within Mexico City.
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
The Company’s security activities range from periodically mailing each employee a security awareness brochure (which is also posted under the “Employees” tab on the Company’s internet website, www.kcsouthern.com) to its ongoing implementation of security plans for rail facilities in areas labeled by the DHS as High Threat Urban Areas (“HTUAs”). The Company’s other activities to bolster security against terrorism include, but are not limited to, the following:

•	Conferring regularly with other railroads’ security personnel and with industry experts on security issues;

•	Routing shipments of certain chemicals, which might be toxic if inhaled, pursuant to federal regulations;

•	Initiating a series of over 20 voluntary action items agreed to between AAR and DHS as enhancing security in the rail industry;

•	Conducting constant security training as part of the scheduled training for operating employees and managers;

•	Developing a multi-layered security model using high-speed digital imaging, system velocity, covert and overt security filters to mitigate the risk of illicit activity; and

•	Implementation of a Tactical Intelligence Center by KCSM, training core members in new technology helping to prevent, detect, deter and respond to illicit activities.
In addition, the Company employs a Director of Homeland Security to oversee the ongoing and increasingly complex security efforts of the Company in both the United States and Mexico. The Company identified and retained an individual to fill the position who has an extensive law enforcement background, including being formerly employed as an analyst with the Federal Bureau of Investigation (“FBI”) for 12 years. This member of management remains a member of the FBI’s Joint Terrorism Task Force and is a valuable asset to the Company in developing and implementing anti-terrorism and other security initiatives.
While the risk of theft and vandalism is higher in Mexico, KCSM remains among the safest methods of transportation for freight shipments in Mexico. KCSM’s record in rail safety is due in large part to the implementation of a multi-layered, safety and security process throughout the KCSM network. In addition to having its own internal system, the process is connected to, and supported by a high level of federal, state and local law enforcement. A primary focus of this effort involves maintaining train velocity, which reduces the likelihood for incidents to occur.
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
COLLECTIVE BARGAINING
Approximately 80% of KCSR employees are covered by collective bargaining agreements. KCSR participates in industry-wide bargaining as a member of the National Carriers’ Conference Committee. Long-term settlement agreements were reached during 2007 and 2008 covering all of KCSR's unionized work force through June 30, 2010. These agreements continue in effect until new agreements are reached. Labor negotiations in the rail industry are governed by the RLA, which bars strikes or other self-help until exhaustion of mandatory procedures. Contract negotiations with the various unions generally take place over an extended period of time and have not historically resulted in any strike, boycott, or other disruption in the Company’s business operations.

The nation's largest freight railroads, including KCSR, have been in national (multi-employer) bargaining with the rail unions since January 2010. In September 2011, the railroads ratified the agreement with the largest union, the United Transportation Union, which represents about one third of the KCSR employees covered by this bargaining agreement. On November 5, 2011, a Presidential Emergency Board (“PEB”) appointed by President Obama issued recommendations to resolve the disputes between the U.S. railroads and the 12 unions that had not yet reached agreements. As of December 31, 2011, tentative agreements were reached with 11 of those 12 unions. As of the date of this filing, these agreements have been ratified and will be in effect through 2015.
On February 2, 2012, the railroad industry reached a tentative agreement with the remaining union. The union will commence ratification of this tentative agreement by its members.
KCSM union employees are covered by one labor agreement, which was signed on June 23, 1997, between KCSM and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (Mexican Railroad Union), for a term of 50 years, for the purpose of regulating the relationship between the parties. Approximately 80% of KCSM employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other benefits are subject to negotiation every two years. In October 2011, compensation terms and all other benefits covering the period from July 1, 2011 through June 30, 2012 and the period from July 1, 2011 through June 30, 2013, respectively, were finalized between KCSM and the Mexican Railroad Union. The union labor negotiation with the Mexican Railroad Union has not historically resulted in any strike, boycott, or other disruption in KCSM’s business operations.
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
Michael R. Haverty — Executive Chairman of the Board — 67 — Served in this capacity since August 1, 2010. Mr. Haverty has been a director of KCS since May 1995 and has served as Chairman of the Board of KCS since January 1, 2001. From July 12, 2000 until July 31, 2010, Mr. Haverty served as Chief Executive Officer of KCS. Mr. Haverty served as President of KCS from July 2000 to June 2006. Mr. Haverty served as Executive Vice President of KCS from May 1995 until July 2000, and as President and Chief Executive Officer of KCSR from 1995 to 2005 and as a director of KCSR since 1995. He has served as Chairman of the Board of KCSR since 1999. Since April 1, 2005, Mr. Haverty has served as Chairman of the Board of KCSM. Mr. Haverty has served as a director of the PCRC since 1996 and as Co-Chairman of the Board of Directors of that company since 1999. Mr. Haverty has served as Co-Chairman of Panarail since 2000.
David L. Starling — President and Chief Executive Officer — 62 — Served in this capacity since August 1, 2010. Mr. Starling has been a director of KCS since May 6, 2010. He served as President and Chief Operating Officer of KCS from July 1, 2008 through August 1, 2010. Mr. Starling has also served as a Director, President and Chief Executive Officer of KCSR since July 1, 2008. He has also served as Vice Chairman of the Board of Directors of KCSM since September 2009. Mr. Starling has served as Vice Chairman of the Board of Directors of PCRC and Panarail since July 2008. Prior to joining KCS, Mr. Starling served as President and Director General of PCRC from 1999 through June 2008.

David R. Ebbrecht — Executive Vice President Operations - 45 - Served in this capacity since March 2011. Mr. Ebbrecht served as Senior Vice President of Operations of KCSR from August 2009 until March 2011. He served as Vice President of Transportation of KCSR from March 2008 until August 2009.  From January 2007 until March 2008, Mr. Ebbrecht served as Assistant Vice President in various departments for KCSR including logistics, business development and operations.  He joined KCSR in January 2001.  Prior to joining KCSR, Mr. Ebbrecht served in various leadership positions at CSX Corporation, Inc.
Warren K. Erdman — Executive Vice President — Administration and Corporate Affairs — 53 — Served in this capacity since April 2010. Mr. Erdman served as Executive Vice President — Corporate Affairs from October 2007 until April 2010. He served as Senior Vice President — Corporate Affairs of KCS and KCSR from January 2006 to September 2007. Mr. Erdman served as Vice President — Corporate Affairs of KCS from April 15, 1997 to December 31, 2005 and as Vice President — Corporate Affairs of KCSR from May 1997 to December 31, 2005. Prior to joining KCS, Mr. Erdman served as Chief of Staff to United States Senator Kit Bond of Missouri from 1987 to 1997.

Patrick J. Ottensmeyer — Executive Vice President Sales and Marketing — 54 — Served in this capacity since October 16, 2008. Mr. Ottensmeyer joined KCS in May 2006 as Executive Vice President and Chief Financial Officer. Prior to joining KCS, Mr. Ottensmeyer served as Chief Financial Officer of Intranasal Therapeutics, Inc. from 2001 to May 2006. From 2000 to 2001, he served as Corporate Vice President Finance and Treasurer for Dade-Behring Holdings, Inc. From 1993 to 1999, Mr. Ottensmeyer served as Vice President Finance and Treasurer at Burlington Northern Santa Fe Corporation and BNSF Railway and their predecessor companies.
Michael W. Upchurch — Executive Vice President and Chief Financial Officer — 51 — Served in this capacity since October 16, 2008. Mr. Upchurch joined KCS in March 2008 as Senior Vice President Purchasing and Financial Management. Prior to joining KCS, Mr. Upchurch served as Senior Vice President Finance of Red Development LLC, from December 2007 through February 2008. From September 2006 through December 2007, Mr. Upchurch worked as an independent consultant providing financial consulting services. From 1990 through September 2006, Mr. Upchurch served in various senior financial leadership positions at Sprint Nextel Corporation and its predecessor, Sprint Corporation, including Senior Vice President Financial Operations, Senior Vice President Finance Sprint Business Solutions and Senior Vice President Finance Long Distance Division.
José Guillermo Zozaya Delano — President and Executive Representative — KCSM — 59 — Has served in this position since April 20, 2006. Mr. Zozaya has 35 years of experience in law and government relations, most recently as the legal and government relations director for ExxonMobil México, S.A. de C.V., where he spent nine years prior to joining KCSM.
John E. Derry — Senior Vice President Human Resources — 44 — Served in this capacity since July 2008. He served as Vice President of Human Resources from February 2008 until July 2008. Mr. Derry joined KCS from YRC Worldwide, Inc. where he served in various Human Resource functions from January 2004 to February 2008. From September 2006 to February 2008, Mr. Derry served as Vice President of Human Resources for Yellow Transportation. Prior to joining YRC Worldwide, Inc. Mr. Derry spent 17 years with General Mills Inc. in various operations, labor relations and human resource roles.
Mary K. Stadler — Senior Vice President and Chief Accounting Officer — 52 — Served in this capacity since March 2, 2009. From April 1990 through August 2008, Ms. Stadler served in various finance leadership positions at Sprint Nextel Corporation and its predecessor, Sprint Corporation, including Vice President — Finance Operations and most recently served as its Vice President — Assistant Controller.
William J. Wochner — Senior Vice President and Chief Legal Officer — 64 — Served in this capacity since February 2007. He served as Vice President and Interim General Counsel from December 2006 to January 2007. From September 2006 to December 2006, Mr. Wochner served as Vice President and Associate General Counsel. From March 2005 to September 2006, Mr. Wochner served as Vice President Sales and Marketing/Contracts for KCSR. From February 1993 to March 2005, Mr. Wochner served as Vice President and General Solicitor of KCSR.
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
AVAILABLE INFORMATION
KCS’s website (www.kcsouthern.com) provides at no cost KCS’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after the electronic filing of these reports is made with the Securities and Exchange Commission. In addition, KCS’s corporate governance guidelines, ethics and legal compliance policy, and the charters of the Audit Committee, the Finance Committee, the Nominating and Corporate Governance Committee and the Compensation and Organization Committee of the Board of Directors are available on KCS’s website. These guidelines, policies and charters are available in print without charge to any stockholder requesting them. Written requests for these materials may be made to the Corporate Secretary, P.O. Box 219335, Kansas City, Missouri 64121-9335 (or if by express delivery to 427 West 12th Street, Kansas City, Missouri 64105). From time to time, KCS publicly designates material information by posting it on the website, kcsouthern.com/investors, in lieu of press releases.

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
The Company’s stock price can fluctuate as a result of a variety of factors, many of which are beyond KCS’s control. These factors include, but are not limited to:

•	quarterly variations in operating results;

•	operating results that vary from the expectations of management, securities analysts, ratings agencies and investors;

•	changes in expectations as to future financial performance, including financial estimates by management, securities analysts, ratings agencies and investors;

•	developments generally affecting the railroad industry;

•	announcements by KCS or its competitors of significant contracts, acquisitions, joint marketing relationships, joint ventures or capital commitments;

•	the assertion or resolution of significant claims or proceedings involving KCS;

•	KCS’s dividend policy and limitations on the payment of dividends;

•	future sales of KCS’s equity or equity-linked securities;

•	the issuance of common stock in payment of dividends on preferred stock or upon conversion of preferred stock or convertible debt; and

•	general domestic and international economic conditions including the availability of short- and long-term financing.
In addition, from time to time the stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the market price of KCS’s common stock.
KCS’s ability to pay cash dividends on its common stock is currently limited to the “Available Basket Amount” as defined in the KCSR Credit Agreement.
KCS has agreed, and may agree in the future, to limitations on its ability to pay cash dividends on its common stock. In addition, to maintain its credit ratings, the Company may be limited in its ability to pay cash dividends on its common stock so that it can maintain an appropriate level of liquidity or debt.
Sales of substantial amounts of KCS’s common stock in the public market could adversely affect the prevailing market price of the common stock.
As of December 31, 2011, there were 6,414,464 shares of common stock issued or reserved for issuance under the 1991 Amended and Restated Stock Option and Performance Award Plan, the 2008 Stock Option and Performance Award Plan and the 2009 Employee Stock Purchase Plan, and 1,863,360 shares of common stock held by executive officers and directors outside those plans. Sales of common stock by employees upon exercise of their options, sales by executive officers and directors subject to compliance with Rule 144 under the Securities Act, and sales of common stock that may be issued upon conversion of the outstanding preferred stock, or the perception that such sales could occur, may adversely affect the market price of KCS’ common stock.

KCS has provisions in its charter and bylaws that could deter, delay or prevent a third party from acquiring a controlling interest in KCS and that could deprive an investor of an opportunity to obtain a takeover premium for shares of KCS’s common stock.
KCS has provisions in its charter and bylaws that may delay or prevent unsolicited takeover bids from third parties, including provisions providing for a classified board and supermajority stockholder approval requirements in order to increase the size of the board of directors, abolish cumulative voting, abolish the classification of the Board, or affect certain merger, consolidation or sale transactions. The bylaws provide that a stockholder must give the Company advance written notice of its intent to nominate a director or raise a matter at an annual meeting. These provisions may deprive KCS’s stockholders of an opportunity to sell their shares at a premium over prevailing market prices.
Risks Related to KCS’s Business
KCS competes against other railroads and other transportation providers.
The Company’s domestic and international operations are subject to competition from other railroads, particularly Union Pacific Railroad Company (“UP”) and BNSF Railway Company (“BNSF”) in the United States and Ferromex and Ferrosur in Mexico, as well as from truck carriers, barge lines, and other maritime shippers. Many of KCS’s rail competitors are much larger and have significantly greater financial and other resources than KCS, which may enable rail competitors to reduce rates and make KCS’s freight services less competitive. KCS’s ability to respond to competitive pressures by matching rate reductions and decreasing rates without adversely affecting gross margins and operating results will depend on, among other things, the ability to reduce operating costs. KCS’s failure to respond to competitive pressures, and particularly rate competition, in a timely manner could have a material adverse effect on the Company’s consolidated financial statements.
The railroad industry is dominated by a few large carriers. These larger railroads could attempt to use their size and pricing power to block other railroads’ access to efficient gateways and routing options that are currently and have historically been available. In addition, if there is future consolidation in the railroad industry in the United States or Mexico, there can be no assurance that it will not have an adverse effect on the Company’s consolidated financial statements.
Trucking, maritime, and barge competitors, while able to provide rate and service competition to the railroad industry, are able to use public rights-of-way, require substantially smaller capital investment and maintenance expenditures than railroads and allow for more frequent and flexible scheduling. Continuing competitive pressures, any reduction in margins due to competitive pressures, future improvements that increase the quality of alternative modes of transportation in the locations in which the Company operates, or legislation or regulations that provide motor carriers with additional advantages, such as increased size of vehicles and reduced weight restrictions, could result in downward pressure on freight rates, which in turn could have a material adverse effect on the Company’s consolidated financial statements.
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
KCSM’s Mexican Concession is subject to revocation or termination in certain circumstances which would prevent KCSM from operating its railroad and would have a material adverse effect on the Company’s consolidated financial statements.
KCSM operates under the Concession granted by the Mexican government in June 1997, which is renewable for additional periods of up to 50 years, subject to certain conditions. The Concession gives KCSM exclusive rights to provide freight transportation services over its rail lines for the first 30 years of the 50-year Concession, subject to certain trackage and haulage rights granted to other concessionaires. The SCT, which is principally responsible for regulating railroad services in Mexico, has broad powers to monitor KCSM’s compliance with the Concession, and it can require KCSM to supply it with any technical, administrative and financial information it requests. Among other obligations, KCSM must comply with the investment commitments established in its business plan, which forms an integral part of the Concession, and must update the plan every five years. The SCT treats KCSM’s business plans confidentially. The SCT also monitors KCSM’s compliance with efficiency and safety standards established in the Concession. The SCT reviews, and may amend, these standards every five years.
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
Under the Concession, KCSM has the right to operate its rail lines, but it does not own the land, roadway or associated structures. If the Mexican government legally terminates the Concession, it would own, control, and manage such public domain assets used in the operation of KCSM’s rail lines. All other property not covered by the Concession, including all locomotives and railcars otherwise acquired, would remain KCSM’s property. In the event of early termination, or total or partial revocation, the Mexican government would have the right to cause the Company to lease all service-related assets to it for a term of at least one year, automatically renewable for additional one-year terms up to five years. The amount of the rent would be determined by experts appointed by KCSM and the Mexican government. The Mexican government must exercise this right within four months after early termination or revocation of the Concession. In addition, the Mexican government would also have a right of first refusal with respect to certain transfers by KCSM of railroad equipment within 90 days after revocation of the Concession.
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
The SCT may revoke the Concession if KCSM is sanctioned on three distinct occasions for unjustly interrupting the operation of its rail lines or for charging tariffs higher than the tariffs it has registered with the SCT. In addition, the SCT may revoke the Concession if, among other things, KCSM is sanctioned on five distinct occasions because KCSM restricts the ability of other Mexican rail operators to use its rail lines; KCSM fails to make payments for damages caused during the performance of services; KCSM fails to comply with any term or condition of the Mexican Railroad Services Law and regulations or the Concession; KCSM fails to make the capital investments required under its five-year business plan filed with the SCT; or KCSM fails to maintain an obligations compliance bond and insurance coverage as specified in the Mexican Railroad Services Law and regulations. In addition, the Concession would revoke automatically if KCSM changes its nationality or assigns or creates any lien on the Concession, or if there is a change in control of KCSM without the SCT’s approval. The SCT may also terminate the Concession as a result of KCSM’s surrender of its rights under the Concession, or for reasons of public interest or upon KCSM’s liquidation or bankruptcy. If the Concession is terminated or revoked by the SCT for any reason, KCSM would receive no compensation and its interest in its rail lines and all other fixtures covered by the Concession, as well as all improvements made by it, would revert to the Mexican government. Revocation or termination of the Concession would prevent KCSM from operating its railroad and would materially adversely affect the Mexican operations and the ability to make payments on KCSM’s debt as well as materially adversely affect the Company’s consolidated financial statements.
KCS’s business strategy, operations and growth rely significantly on agreements with other railroads and third parties.
Operation of KCS’s rail network and its plans for growth and expansion rely significantly on agreements with other railroads and third parties, including joint ventures and other strategic alliances, as well as interchange, trackage rights, haulage rights and marketing agreements with other railroads and third parties that enable KCS to exchange traffic and utilize trackage the Company does not own. KCS’s ability to provide comprehensive rail service to its customers depends in large part upon its ability to maintain these agreements with other railroads and third parties. The termination of, or the failure to renew, these agreements could adversely affect KCS’s consolidated financial statements. KCS is also dependent in part upon the financial strength and efficient performance of other railroads. There can be no assurance that KCS will not be materially adversely affected by operational or financial difficulties of other railroads.
KCSM’s operations are subject to certain trackage rights, haulage rights and interline service agreements with another Mexican rail carrier, some of which are in dispute.
Through KCSM’s Concession from the Mexican government, KCSM is required to grant short and long distance trackage rights to Ferromex. Applicable law stipulates that Ferromex similarly is required to grant to KCSM rights to use portions of their tracks. These trackage rights have been granted under the Concession. The rates to be charged for use of the Trackage Rights after January 1, 2009, were agreed to by KCSM and Ferromex pursuant to the Trackage Rights Agreement, dated February 9, 2010. The Trackage Rights Agreement did not establish rates that may be charged for the right to use the trackage rights for the periods beginning in 1998 through December 31, 2008.
If KCSM cannot reach an agreement with Ferromex for rates applicable for services prior to January 1, 2009, which are not subject to the Trackage Rights Agreement, the SCT is entitled to set the rates in accordance with Mexican law and regulations, which rates may not adequately compensate KCSM. KCSM is currently involved in legal proceedings with the SCT and discussions with Ferromex regarding the rates payable to each other for trackage rights, interline services and haulage rights for periods prior to January 1, 2009. Certain of these disputes continue under litigation. Any resolution of such procedures adverse to KCSM could have a material adverse effect on its consolidated financial statements in a particular quarter or fiscal year.
KCS’s flexibility to operate its business could be reduced by provisions in its debt obligations.
KCS’s debt instruments contain covenants which restrict or prohibit certain actions (“negative covenants”), including, but not limited to, KCS’s ability to incur debt, create or suffer to exist liens, make prepayments of particular debt, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, engage in mergers and consolidations or in sale-leaseback transactions. KCS’s debt instruments also contain covenants requiring KCS to, among other things, maintain specified financial ratios (“affirmative covenants”). Failure to comply with these negative and affirmative covenants could result in an event of default that, if not cured or waived, could restrict the Company’s access to liquidity and have a material adverse effect on the Company’s business or prospects. If the Company does not have enough cash to service its debt or fund other liquidity needs, KCS may be required to take actions such as requesting a waiver from lenders, reducing or delaying capital expenditures, selling assets, restructuring or refinancing all or part of the existing debt, or seeking additional equity capital. KCS cannot assure that any of these remedies can be effected on commercially reasonable terms or at all.
The failure of a bank to fund all or a portion of a request by KCS to borrow money under its existing revolving credit facilities could reduce KCS’s ability to fund capital expenditures or otherwise properly fund its operations.
The Company and its subsidiaries are in an industry that requires continuing infrastructure improvements and acquisitions of capital assets, necessitating substantial expenditure of cash. KCS has existing revolving credit facilities with multiple banking institutions to provide additional liquidity. If any of the banking institutions that are a party to such credit facilities fails to fund its pro rata share of a request by KCS to borrow money under its credit facilities, KCS’s ability to fund capital expenditures, fund its operations and pay debt service could be reduced, each of which could have a material adverse effect on KCS’s consolidated financial statements.
The failure of any bank or money market instrument in which the Company maintains deposits could reduce the amount of cash the Company has available to pay distributions, fund its operations, pay debt service and make additional investments.
Given the developments in the financial markets, financial institutions have additional capital risks. The Company has diversified its holdings of cash and cash equivalents among several banking institutions and money market instruments in an attempt to minimize its exposure.  All of the Company’s bank deposits in the United States are fully insured by the Federal Deposit Insurance Corporation or “FDIC” (FDIC insurance is unlimited through the end of 2012 for non-interest bearing deposit accounts).  However, the Company’s investments in money market instruments are insured only up to $500,000 and deposits in Mexican financial institutions are not insured. The loss of the Company’s deposits resulting from the failure of an institution or fund could reduce the amount of cash the Company has available to adequately fund its activities, distribute or invest and could have a material adverse effect on KCS’s consolidated financial statements.
A downturn in the debt capital markets or a downgrade of the Company’s credit ratings may increase the cost of borrowing and make financing difficult to obtain.
Events in the financial markets may have an adverse impact on the debt capital markets and, as a result, credit may become more expensive and difficult to obtain. Lenders may impose more stringent restrictions on the terms of credit and there may be a general reduction in the amount of credit available in the markets in which KCS conducts business. Also, the Company and its securities are rated by Standard & Poor’s Rating Services (“S&P”) and Moody’s Investors Service (“Moody’s”). These ratings impact the Company’s cost of funds and its access to the debt capital markets. The negative impact of tightening credit markets, adverse changes in the debt capital markets generally and/or a downgrade of the Company’s credit ratings may have a material adverse effect on KCS’s consolidated financial statements resulting from, but not limited to, an inability to finance capital expansion on favorable terms, if at all, reduced liquidity as a result of limited alternatives to refinance short-term debt, increased financing costs and/or financial terms with increasingly restrictive covenants.
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
KCSM’s Concession from the Mexican government requires KCSM to make investments and undertake capital projects. If KCSM fails to make such capital investments, KCSM’s business plan commitments with the Mexican government may be at risk, requiring KCSM to seek waivers of its business plan. There is no assurance that such waivers, if requested, would be granted by the SCT. KCSM may defer capital expenditures under its business plan with the permission of the SCT. However, the SCT might not grant this permission, and any failure by KCSM to comply with the capital investment commitments in its business plan could result in sanctions imposed by the SCT, and could result in revocation of the Concession if sanctions are imposed on five distinct occasions. The Company cannot assure that the Mexican government would grant any such permission or waiver. If such permission or waiver is not obtained in any instance and KCSM is sanctioned, its Concession might be at risk of revocation, which would materially adversely affect KCS’s consolidated financial statements. See “KCSM’s Mexican Concession is subject to revocation or termination in certain circumstances” above.
KCS has funded, and expects to continue to fund capital expenditures with operating cash flows, debt and equity financing and equipment leases. KCS may not be able to generate sufficient cash flows from its operations or obtain sufficient funds from external sources to fund capital expenditure requirements. Even if financing is available, it may not be obtainable on acceptable terms and within the limitations contained in the indentures and other agreements relating to KCS’s existing debt.
KCS is dependent on certain key suppliers of core rail equipment.
KCS relies on a limited number of suppliers of core rail equipment (including locomotives, rolling stock equipment, rail and ties). The capital intensive nature and complexity of such equipment creates high barriers of entry for any potential new suppliers. If any of KCS’s suppliers discontinue production or experience capacity or supply shortages, this could result in increased costs or difficulty in obtaining rail equipment and materials, which could have a material adverse effect on KCS’s consolidated financial statements.
KCS depends on the stability, availability and security of its information technology systems to operate its business.
KCS relies on information technology in all aspects of its business. A significant disruption or failure of its information technology systems, including its computer hardware, software and communications equipment, could result in service interruptions, safety failures, security failures, regulatory compliance failures or other operational difficulties.
The security risks associated with information technology systems have increased in recent years because of the increased sophistication and activities of perpetrators of cyber attacks. A failure in or breach of KCS’s information technology security systems, or those of its third party service providers, as a result of cyber attacks or unauthorized access to its network could disrupt KCS’s business, result in the disclosure or misuse of confidential or proprietary information, increase its costs and/or cause losses. KCS also confronts the risk that a terrorist or other third parties may seek to use its property, including KCS’s information technology systems, to inflict major harm.
KCS continually takes steps to make appropriate enhancements to its information technology systems; however, KCS’s systems may be vulnerable to disruption, failure or unauthorized access which could have a material adverse effect on KCS’s consolidated financial statements.
KCS’s business may be adversely affected by changes in general economic, weather or other conditions.
KCS’s operations may be adversely affected by changes in the economic conditions of the industries and geographic areas that produce and consume the freight that KCS transports. The relative strength or weakness of the United States and Mexican economies affects the businesses served by KCS. Prolonged negative changes in domestic and global economic conditions or disruptions of either or both of the financial and credit markets, including the availability of short and long-term debt financing, may affect KCS, as well as the producers and consumers of the commodities that KCS transports and may have a material adverse effect on KCS’s consolidated financial statements.
The transportation industry is highly cyclical, generally tracking the cycles of the world economy. Although transportation markets are affected by general economic conditions, there are numerous specific factors within each particular market that may influence operating results. Some of KCS’s customers do business in industries that are highly cyclical, including the oil and gas, automotive, housing and agriculture industries. Any downturn in these industries could have a material adverse effect on operating results. Also, some of the products transported have had a historical pattern of price cyclicality which has typically been influenced by the general economic environment and by industry capacity and demand. For example, global steel and petrochemical prices have decreased in the past, and reduced demand for automotive vehicles and related shipments may result in decreased prices. KCS cannot assure that prices and demand for these products will not decline in the future, adversely affecting those industries and, in turn, the Company’s consolidated financial statements.
Traffic congestion experienced in the U.S. or Mexican railroad system may result in overall traffic congestion which would impact the ability to move traffic to and from Mexico and adversely affect KCS’s operations. This system congestion may also result in certain equipment shortages. Any similar congestion experienced by railroads in Mexico could have an adverse effect on the Company’s consolidated financial statements. In addition, the growth of cross border traffic in recent years has contributed to congestion on the international bridge at the Nuevo Laredo-Laredo border gateway, which is expected to continue in the near future. This may adversely affect KCS’s consolidated financial statements.
The Company’s operations may also be affected by natural disasters or adverse weather conditions. The Company operates in and along the Gulf of Mexico, and its facilities may be adversely affected by hurricanes, floods and other extreme weather conditions that could also adversely affect KCS’s shipping, agricultural, chemical and other customers. Significant reductions in the volume of rail shipments due to economic, weather, or other conditions could have a material adverse effect on KCS’s consolidated financial statements.
KCS’s business may be affected by market and regulatory responses to climate change.
KCS’s operations may be adversely affected by restrictions, caps, taxes, or other controls on emissions of greenhouse gases, including diesel exhaust. Restrictions on emissions could also affect KCS’s customers that use commodities that KCS transports to produce energy, use significant amounts of energy in producing or delivering the commodities KCS transports, or manufacture or produce goods that consume significant amounts of energy or burn fossil fuels, including coal-fired power plants, chemical producers, farmers and food producers, and automakers and other manufacturers. Significant cost increases, government regulation, or changes of consumer preferences for goods or services relating to alternative sources of energy or emissions reductions could materially affect the markets for the commodities KCS transports, which in turn could have a material adverse effect on KCS’s consolidated financial statements. Government incentives encouraging the use of alternative sources of energy could also affect certain customers and their respective markets for certain commodities KCS transports in an unpredictable manner that could alter traffic patterns, including, for example, the impacts of ethanol incentives on farming and ethanol producers. Any of these factors, individually or in conjunction with one or more of the other factors, or other unforeseen impacts of climate change could have a material adverse effect on KCS’s consolidated financial statements.

KCS is exposed to the credit risk of its customers and counterparties and their failure to meet their financial obligations could adversely affect KCS’s consolidated financial statements.
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
KCS’s business is subject to regulation by international, federal, state and local regulatory agencies, including environmental, health, safety laws and regulations and tax that could require KCS to incur material costs or liabilities.
KCS is subject to governmental regulation by international, federal, state and local regulatory agencies with respect to its railroad operations, including the Department of Transportation and the Department of Homeland Security in the United States and the Secretary of Communications and Transportation in Mexico, as well as a variety of health, safety, labor, environmental, and other matters. Government regulation of the railroad industry is a significant determinant of the competitiveness and profitability of railroads. As part of the Rail Safety Improvement Act of 2008 in the United States, Class I railroad carriers and passenger and commuter rail operators must implement positive train control (a technology designed to help prevent train-to-train collisions, overspeed derailments, incursions into rail work zones, and entry into main line track if a switch is misaligned) at certain locations (including main line track where toxic inhalation hazard or poison inhalation hazard movements occur or where passenger operations occur) by the end of 2015, which will add to operating costs, increase the number of employees the Company employs and require KCS to invest significant amounts of money into new safety technology. KCS’s inadvertent failure or inability to comply with applicable laws and regulations could have a material adverse effect on the Company’s consolidated financial statements and operations, including limitations on operating activities until compliance with applicable requirements is achieved. These government agencies may change the legislative or regulatory framework within which the Company operates without providing any recourse for any adverse effects on the Company’s business that occur as a result of such change. Additionally, some of the regulations require KCS to obtain and maintain various licenses, permits and other authorizations. Any failure to maintain these licenses, permits, and other authorizations could adversely affect KCS’s business.
From time to time, certain KCS facilities have not been in compliance with environmental, health and safety laws and regulations and there can be no assurance that KCS will always be in compliance with such laws and regulations in the future. Environmental liability under federal and state law in the United States can also extend to previously owned or operated properties, leased properties and properties owned by third parties, as well as to properties currently owned and used by the Company. Environmental liabilities may also arise from claims asserted by adjacent landowners or other third parties. Given the nature of its business, the Company incurs, and expects to continue to incur, environmental compliance costs, including, in particular, costs necessary to maintain compliance with requirements governing chemical and hazardous material shipping operations, refueling operations and repair facilities. KCS presently has environmental investigation and remediation obligations at certain sites, and will likely incur such obligations at additional sites in the future. Liabilities accrued for environmental costs represent the Company’s best estimate of the probable future obligation for the remediation and settlement of these sites. Although the recorded liability is the best estimate of all probable costs, clean-up costs may exceed such estimates, due to various factors such as evolving environmental laws and regulations, changes in technology, the extent of other parties’ participation, developments in environmental surveys and studies, and the extent of corrective action that may ultimately be required. New laws and regulations, stricter enforcement of existing requirements, accidental spills, releases or violations or the discovery of previously unknown contamination could require KCS to incur costs or subject KCS to liabilities that could have a material adverse effect on KCS’s consolidated financial statements.
The Company’s Mexican operations are subject to Mexican federal and state laws and regulations relating to the protection of the environment, including standards for, among other things, water discharge, water supply, emissions, noise pollution, hazardous substances and transportation and handling of hazardous and solid waste. Under applicable Mexican law and regulations, administrative and criminal proceedings may be brought and economic sanctions imposed against companies that violate environmental laws, and non-complying facilities may be temporarily or permanently closed. KCSM is also subject to the laws of various jurisdictions and international conferences with respect to the discharge of materials into the environment and to environmental laws and regulations issued by the governments of each of the Mexican states in which KCSM’s facilities are located. The terms of KCSM’s Concession from the Mexican government also impose environmental compliance obligations on KCSM. The Company cannot predict the effect, if any, that unidentified environmental matters or the adoption of additional or more stringent environmental laws and regulations would have on KCS’s consolidated financial statements. Failure to comply with any environmental laws or regulations may result in the termination of KCSM’s Concession or in fines or penalties that may affect profitability.
KCS is subject to income taxes as well as non-income based taxes, in both the United States and Mexico. Changes in tax rates, enactment of new tax laws, and revisions of tax regulations could have a material adverse effect on the Company’s consolidated financial statements. Although KCS believes its tax estimates are reasonable, the final determination of tax audits, claims or litigation could differ from what is reflected in KCS’s income tax provisions and accruals.
KCS, as a common carrier by rail, is required by United States and Mexican laws to transport hazardous materials, which could expose KCS to significant costs and claims.
Under United States federal statutes and applicable Mexican laws, KCS’s common carrier responsibility requires it to transport hazardous materials. Any rail accident or other incident or accident on KCS’s network, facilities, or at the facilities of KCS’s customers involving the release of hazardous materials, including toxic inhalation hazard (or TIH) materials, could involve significant costs and claims for personal injury, property damage, and environmental penalties and remediation, which could have a material adverse effect on KCS’s consolidated financial statements.
KCS’s business is vulnerable to rising fuel costs and disruptions in fuel supplies. Any significant increase in the cost of fuel that is not adequately covered by fuel surcharges, or severe disruption of fuel supplies, would have a material adverse effect on KCS’s consolidated financial statements.
KCS incurs substantial fuel costs in its railroad operations and these costs represent a significant portion of its transportation expenses. Significant price increases for fuel may have a material adverse effect on operating results. If KCS is unable to recapture its costs of fuel from its customers, operating results could be materially adversely affected. In addition, a severe disruption of fuel supplies resulting from supply shortages, political unrest, a disruption of oil imports, weather events, war, or otherwise, and the resulting impact on fuel prices could materially adversely affect KCS’s consolidated financial statements.
KCS currently meets, and expects to continue to meet, fuel requirements for its Mexican operations almost exclusively through purchases at market prices from PEMEX Refinación (“PEMEX”), the national oil company of Mexico, a government-owned entity exclusively responsible for the distribution and sale of diesel fuel in Mexico. KCSM is party to a fuel supply contract with PEMEX of indefinite duration based on market prices. Either party may terminate the contract upon 30 days written notice to the other at any time. If the fuel contract is terminated and KCSM is unable to acquire diesel fuel from alternate sources on acceptable terms, the Mexican operations could be materially adversely affected.
Market fluctuations could adversely impact KCS’s operating results as it hedges certain transactions.
From time to time, KCS may use various financial instruments to reduce its exposure to various market risks, including interest rates, foreign currency, and fuel and commodity prices. While these financial instruments reduce the Company’s exposure to changes in market risks, the use of such instruments may ultimately limit the Company’s ability to benefit from favorable changes in underlying rates or prices due to amounts fixed at the time of entering into the hedge agreement.
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
The Company is a party to collective bargaining agreements with various labor unions in the United States and Mexico. As of December 31, 2011, approximately 80% of KCSR’s and KCSM’s employees were covered by labor contracts subject to collective bargaining. The Company may be subject to, among other things, strikes, work stoppages or work slowdowns as a result of disputes under these collective bargaining agreements and labor contracts or KCS’s potential inability to negotiate acceptable contracts with these unions. In the United States, because such agreements are generally negotiated on an industry-wide basis, determination of the terms and conditions of labor agreements have been and could continue to be beyond KCS’s control. KCS may, therefore, be subject to terms and conditions in industry-wide labor agreements that could have a material adverse effect on its consolidated financial statements. If the unionized workers in the United States or Mexico were to engage in a strike, work stoppage or other slowdown; if other employees were to become unionized or if the terms and conditions in future labor agreements were renegotiated, KCS could experience a significant disruption of its operations and higher ongoing labor costs. Although the U.S. Railway Labor Act imposes restrictions on the right of United States railway workers to strike, there is no law in Mexico imposing similar restrictions on the right of railway workers in that country to strike.
KCS faces possible catastrophic loss and liability, and its insurance may not be sufficient to cover its damages or damages to others.
The operation of any railroad carries with it an inherent risk of catastrophe, mechanical failure, collision, and property loss. In the course of KCS’s operations, spills or other environmental mishaps, cargo loss or damage, business interruption due to political developments, as well as labor disputes, strikes and adverse weather conditions, could result in a loss of revenues or increased liabilities and costs. Collisions, environmental mishaps, or other accidents can cause serious bodily injury, death and extensive property damage, particularly when such accidents occur in heavily populated areas. Additionally, KCS’s operations may be affected from time to time by natural disasters such as earthquakes, volcanoes, floods, hurricanes or other storms. The occurrence of a major natural disaster could have a material adverse effect on KCS’s consolidated financial statements. The Company maintains insurance that is consistent with industry practice against the accident-related risks involved in the conduct of its business, property damage and business interruption due to natural disasters. However, this insurance is subject to a number of limitations on coverage, depending on the nature of the risk insured against. This insurance may not be sufficient to cover KCS’s damages or damages to others, and this insurance may not continue to be available at commercially reasonable rates. In addition, KCS is subject to the risk that one or more of its insurers may become insolvent and would be unable to pay a claim that may be made in the future. Even with insurance, if any catastrophic interruption of service occurs, KCS may not be able to restore service without a significant interruption to operations which could have an adverse effect on KCS’s consolidated financial statements.
KCS’s business may be affected by future acts of terrorism, war or other acts of violence or crime.
Terrorist attacks, such as an attack on the Company’s chemical transportation activities, any government response thereto and war or risk of war may adversely affect KCS’s consolidated financial statements. These acts may also impact the Company’s ability to raise capital or its future business opportunities. KCS’s rail lines and facilities could be direct targets or indirect casualties of acts of terror, which could cause significant business interruption and damage to KCS’s property. In recent years, there have been reported incidents of train-related robberies in Mexico, including incidents involving KCSM’s trains and infrastructure. Other acts of violence or crime could also adversely affect the Company’s business.
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
The Mexican government has exercised, and continues to exercise, significant influence over the Mexican economy. Accordingly, Mexican governmental actions concerning the economy and state-owned enterprises could have a significant impact on Mexican private sector entities in general and on KCSM’s operations in particular. KCS cannot predict the impact that the political landscape, including multiparty rule, will have on the Mexican economy. Furthermore, KCS’s consolidated financial statements and prospects may be affected by currency fluctuations, inflation, interest rates, regulation, taxation and other political, social and economic developments in or affecting Mexico.

The Mexican economy in the past has suffered balance of payment deficits and shortages in foreign exchange reserves. Although Mexico has imposed foreign exchange controls in the past, there are currently no exchange controls in Mexico. Pursuant to the provisions of NAFTA, if Mexico experiences serious balance of payment difficulties or the threat of such difficulties in the future, Mexico would have the right to impose foreign exchange controls on investments made in Mexico, including those made by United States and Canadian investors. Any restrictive exchange control policy could adversely affect KCS’s ability to obtain dollars or to convert pesos into dollars for purposes of making interest and principal payments due on indebtedness, to the extent KCS may have to effect those conversions, and could adversely affect the Company’s investment in KCSM. This could have a material adverse effect on KCS’s consolidated financial statements.
Presidential and federal congress elections in Mexico will be held in July 2012.  The electoral process could lead to further friction among political parties and the executive branch officers, which could potentially cause political and economic tension.  Additionally, once the President and representatives are elected, changes in laws, public policies and government programs could be enacted, which could have an adverse effect on the Company’s consolidated financial statements.
Mexican national politicians are currently focused on the 2012 elections as well as certain regional, political and social tensions, and reforms regarding fiscal and labor policies, gas, electricity, social security, and oil have not been and may not be approved. The social and political situation in Mexico could adversely affect the Mexican economy, which in turn could have a material adverse effect on KCS’s consolidated financial statements.
Downturns in the United States economy or in trade between the United States and Asia or Mexico and fluctuations in the peso-dollar exchange rates would likely have adverse effects on KCS’s consolidated financial statements.
The level and timing of KCS’s Mexican business activity is heavily dependent upon the level of United States-Mexican trade and the effects of NAFTA on such trade. The Mexican operations depend on the United States and Mexican markets for the products KCSM transports, the relative position of Mexico and the United States in these markets at any given time, and tariffs or other barriers to trade. Downturns in the United States or Mexican economies or in trade between the United States and Mexico would likely have adverse effects on KCS’s consolidated financial statements and the Company’s ability to meet debt service obligations. In addition, KCS has invested significant amounts in developing its intermodal operations, including the Port of Lazaro Cardenas, in part to provide Asian importers with an alternative to the west coast ports of the United States, and the level of intermodal traffic depends, to an extent, on the volume of Asian shipments routed through Lazaro Cardenas. Reduction in trading volumes, which may be caused by factors beyond KCS’s control, including increased government regulations in light of recent concerns regarding the safety and quality of Asian-manufactured products, may adversely affect KCS’s consolidated financial statements.
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

Fluctuations in the peso-dollar exchange rates also have an effect on KCS’s consolidated financial statements. A devaluation of the peso would cause reported peso-denominated revenues and expenses to decrease, and would increase reported foreign exchange loss due to the Company’s net monetary assets that are peso-denominated. Exchange rate variations also affect the calculation of taxes under Mexican income tax law, and an appreciation of the peso would cause an increase in the Company’s reported income tax provision and effective income tax rate.
Mexico may experience high levels of inflation in the future which could adversely affect KCS’s consolidated financial statements.
Mexico has a history of high levels of inflation and may experience high inflation in the future. During most of the 1980s and during the mid and late 1990s, Mexico experienced periods of high levels of inflation. The annual rates of inflation for the last three years, as measured by changes in the National Consumer Price Index, as provided by Banco de México, were 3.8% in 2011, 4.4% in 2010 and 3.6% in 2009. A substantial increase in the Mexican inflation rate would have the effect of increasing some of KCSM’s costs, which could adversely affect its consolidated financial statements. High levels of inflation may also affect the balance of trade between Mexico and the United States, and other countries, which could adversely affect KCSM’s consolidated financial statements.
Risk Factors Relating to Ongoing Litigation
KCS is party to various legal proceedings and administrative actions arising in the ordinary course of business including those specifically mentioned below:
KCSM is involved in several disputes with the SCT, which if adversely resolved could have a negative impact on its consolidated financial statements.
On July 23, 2008, the SCT delivered notice to KCSM of proceedings against KCSM, claiming, among other things, that KCSM refused to grant Ferromex access to certain trackage over which Ferromex alleges it has trackage rights on six different occasions and thus denied Ferromex the ability to provide service to a Mexican subsidiary of a large U.S. auto manufacturer at this location. On August 13, 2008, KCSM filed a response to the SCT. On July 15, 2010, the SCT resolved to consolidate these six sanctioning proceedings into a single proceeding, determining that the actions that motivated the underlying claims constitute a single occasion. On August 19, 2010, Ferromex filed an appeal and on December 28, 2011, it was dismissed by the Federal Court of Appeals.
KCSM believes it has defenses to the imposition of a sanction for the foregoing proceeding and is vigorously contesting these allegations. KCSM does not believe that the SCT proceeding will have a material adverse effect on KCS’s consolidated financial statements. However, if KCSM is ultimately sanctioned by the SCT for “generic” sanctions on five occasions over the term of the Concession, KCSM could be subject to possible future SCT action seeking revocation of the Concession. Revocation of the Concession would materially adversely affect KCS’s consolidated financial statements.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Track Configuration
KCSR operates over a railroad system consisting of approximately 3,100 route miles in ten states extending from the midwest and southeast portions of the United States south to the Mexican border, and approximately 400 miles of trackage rights that permit KCSR to operate its trains with its crews over other railroads’ tracks.
Under its Concession from the Mexican government, KCSM has the right to operate approximately 3,100 route miles, but does not own the land, roadway, or associated structures, and additionally has approximately 700 miles of trackage rights. The Concession requires KCSM to make investments as described in a business plan filed every five years with the Mexican government. See Item 1A, “Risk Factors — KCSM’s Mexican Concession is subject to revocation or termination in certain circumstances which would prevent KCSM from operating its railroad and would have a material adverse effect on the Company’s consolidated financial statements.”

Equipment Configuration
As of December 31, 2011 and 2010, KCS leased and owned the following units of equipment:

	2011		2010
	Leased	Owned	Leased	Owned
Locomotives	295	628	371	527
Rolling stock:
Box cars	5,714	1,031	5,887	873
Hoppers	4,644	872	4,861	877
Gondolas	3,114	1,229	2,873	1,535
Auto racks	1,869	—	1,854	—
Tank cars	661	15	693	15
Flat cars (intermodal and other)	605	501	625	514
Total	16,607	3,648	16,793	3,814

Average Age (in Years) of Leased and Owned Locomotives:	2011	2010
Road locomotives	13.7	14.0
All locomotives	21.1	20.8
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
Capital Expenditures
The Company’s cash capital expenditures for the three years ended December, 2011, 2010, and 2009, and planned 2012 capital expenditures are included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Expenditures”. See also Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Capitalization, Depreciation and Amortization of Property and Equipment, including Concession Assets” regarding the Company’s policies and guidelines related to capital expenditures.

Item 3.	Legal Proceedings
The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. For more information on legal proceedings, see Item 1A, “Risk Factors — Risk Factors Relating to Ongoing Litigation,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Provision for Personal Injury Claims,” and — “Other Matters — Litigation,” and Item 8, “Financial Statements and Supplementary Data — Note 14 Commitments and Contingencies”.

Item 4.	Removed and Reserved

Part II

Item 5.	Market for KCS’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Company’s common stock is traded on the New York Stock Exchange under the ticker symbol “KSU”. The following table presents the dividends declared on the Company’s preferred stock and the high and low sales price of the Company’s common and preferred stock, for the quarters indicated.

	Fourth	Third	Second	First
2011
Dividends per share:
$25 par preferred stock	$0.25	$0.25	$0.25	$0.25
$1 par series D preferred stock	—	—	—	12.81

Stock price ranges:
$25 par preferred:
— High	$27.17	$24.74	$24.31	$23.85
— Low	22.61	22.90	22.85	21.87
Common:
— High	$70.48	$62.78	$59.50	$56.98
— Low	47.12	45.63	50.27	47.14

2010
Dividends per share:
$25 par preferred stock	$0.25	$0.25	$0.25	$0.25
$1 par series D preferred stock	12.81	12.81	12.81	12.81

Stock price ranges:
$25 par preferred:
— High	$23.96	$23.60	$22.48	$22.00
— Low	22.12	21.25	18.88	19.01
Common:
— High	$50.07	$39.51	$42.32	$36.91
— Low	36.17	31.73	32.61	29.52
Dividend Policy
Common Stock. The Board of Directors of the Company suspended the payment of dividends on the Company’s common stock in 2000. Under the terms of a previous credit agreement completed in 2006, KCS was prohibited from paying cash dividends on its common stock. During 2011, KCS entered into an amended and restated credit agreement (the “2011 KCSR Credit Agreement”) which allows KCS to pay cash dividends on its common stock, as well as other payments, in an amount up to and including the “Available Basket Amount” as defined in the agreement. Any declaration and payment of future dividends to holders of the Company’s common stock would be subject to the limitations under the 2011 KCSR Credit Agreement and at the discretion of the Board of Directors, which would depend on many factors, including the Company’s financial condition, earnings, capital requirements and other factors that the Board of Directors deems relevant.
Holders
There were 3,502 record holders of KCS common stock on February 1, 2012; however, the number of actual holders of KCS common stock is greater due to the practice of brokerage firms registering many shares for clients in the brokerage firm’s name.

Securities Authorized for Issuance Under Equity Compensation Plans
See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information about securities authorized for issuance under KCS’s equity compensation plans.
The Company maintains a 401(k) profit sharing plan, which is designed to meet the requirements of qualification under Section 401(a) of the Internal Revenue Code. Participants have the ability to direct the investment of their plan accounts among various investment alternatives, one of which is a KCS common stock fund. KCS registered 660,000 shares of common stock for issuance under the plan pursuant to a Form S-8 Registration Statement filed in December 2000. Since that time the third party record keeper for the plan has changed several times. Because certain of the record keepers cannot provide detailed records of the actual shares sold under the plan, KCS is unable to determine whether more than 660,000 shares have been purchased since the Form S-8 was originally filed. However, even if this share limit were exceeded, the Company does not believe the excess amount to be material. The Company is filing a new Form S-8 to register additional shares for use under the plan.

Performance Graph
The following graph shows the changes in value over the five years ended December 31, 2011, of an assumed investment of $100 in: (i) KCS’s common stock; (ii) the stocks that comprise the Dow Jones U.S. Industrial Transportation Index(1); and (iii) the stocks that comprise the S&P 500 Index(2). The table following the graph shows the value of those investments on December 31 for each of the years indicated. The values for the assumed investments depicted on the graph and in the table have been calculated assuming that any cash dividends are reinvested.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Among Kansas City Southern, the S&P 500 Index
and the Dow Jones U.S. Industrial Transportation Index

	2006	2007	2008	2009	2010	2011
Kansas City Southern	100.00	118.46	65.73	114.87	165.15	234.68
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
Dow Jones U.S. Industrial Transportation	100.00	106.13	85.36	104.99	139.40	144.83
_____________________

(1)	The Dow Jones U.S. Industrial Transportation Index is a registered trademark of the Dow Jones & Co., Inc., an independent company.

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

	2011	2010	2009	2008	2007
Earnings From Continuing Operations
Revenues	$2,098.3	$1,814.8	$1,480.2	$1,852.1	$1,742.8
Operating expenses (i)	1,486.7	1,328.3	1,213.4	1,464.7	1,384.1
Operating income	$611.6	$486.5	$266.8	$387.4	$358.7
Net income	$331.9	$180.0	$68.1	$182.1	$151.8
Earnings per common share:
Basic	$3.04	$1.69	$0.60	$1.99	$1.73
Diluted	3.00	1.67	0.60	1.84	1.55
Financial Position
Total assets	$6,173.0	$5,640.9	$5,454.3	$5,415.9	$4,907.7
Total debt obligations, including current portion	1,639.1	1,639.7	1,980.0	2,086.1	1,755.9
Total stockholders’ equity	2,764.5	2,431.1	2,043.0	1,896.6	1,713.5
Total equity	3,058.7	2,713.7	2,325.8	2,170.3	1,956.5
Other Data Per Common Share
Cash dividends per common share	$—	$—	$—	$—	$—
_____________________

(i)	During 2011, the Company recognized a pre-tax gain of $25.6 million within operating expenses for insurance recoveries related to hurricane damage.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
CAUTIONARY INFORMATION
The discussions set forth in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, quarterly earnings calls, executive presentations, in the annual report to stockholders and in other filings with the Securities and Exchange Commission. Readers can identify these forward-looking statements by the use of such verbs as “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. These statements involve a number of risks and uncertainties. Actual results could materially differ from those anticipated by such forward-looking statements. Such differences could be caused by a number of factors or combination of factors including, but not limited to, the factors identified below and those discussed under Item 1A of this Form 10-K, “Risk Factors.” Readers are strongly encouraged to consider these factors and the following factors when evaluating any forward-looking statements concerning the Company:

•	fluctuations in the market price for the Company’s common stock;

•	KCS’s dividend policy and limitations on its ability to pay dividends on its common stock;

•	KCS’s potential need for and ability to obtain additional financing;

•	KCS’s ability to successfully implement its business strategy, including the strategy to convert customers from using trucking services to rail transportation services;

•	the impact of competition, including competition from other rail carriers, trucking companies and maritime shippers in the United States and Mexico;

•	United States, Mexican and global economic, political and social conditions;

•	the effects of the North American Free Trade Agreement, or NAFTA, on the level of trade among the United States, Mexico and Canada;

•	uncertainties regarding the litigation KCS faces and any future claims and litigation;

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
CORPORATE OVERVIEW
Kansas City Southern, a Delaware corporation, is a transportation holding company that has railroad investments in the U.S., Mexico and Panama. In the U.S., the Company serves the central and south central U.S. Its international holdings serve northeastern and central Mexico and the port cities of Lazaro Cardenas, Tampico and Veracruz, and a fifty percent interest in Panama Canal Railway Company provides ocean-to-ocean freight and passenger service along the Panama Canal. KCS’s North American rail holdings and strategic alliances are primary components of a NAFTA railway system, linking the commercial and industrial centers of the U.S., Canada and Mexico. Its principal subsidiaries and affiliates include the following:

•	The Kansas City Southern Railway Company (“KCSR”), a wholly-owned subsidiary;

•	Kansas City Southern de México, S.A. de C.V. (“KCSM”), a wholly-owned subsidiary;

•	Mexrail, Inc. (“Mexrail”), a wholly-owned consolidated subsidiary; which, in turn, wholly owns The Texas Mexican Railway Company (“Tex-Mex”);

•	Meridian Speedway, LLC (“MSLLC”), a seventy-one percent-owned consolidated affiliate;

•
Panama Canal Railway Company (“PCRC”), a fifty percent-owned unconsolidated affiliate, that provides international container shipping companies with a railway transportation option in lieu of the Panama Canal and the operations of PCRC’s wholly-owned subsidiary, Panarail Tourism Company (“Panarail”);

•	Southern Capital Corporation, LLC (“Southern Capital”), a fifty percent-owned unconsolidated affiliate that owns and leases locomotives and other equipment; and

•
Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”), a twenty-five percent-owned unconsolidated affiliate that provides railroad services as well as ancillary services in the greater Mexico City area.

•	PTC-220, LLC (“PTC-220”), a fourteen percent-owned unconsolidated affiliate that holds the licenses to large blocks of radio spectrum and other assets for the deployment of positive train control.
EXECUTIVE SUMMARY
2011 Financial Overview
In 2011, the Company recognized record-high volumes and revenues. For the first time, KCS exceeded two million carloads/units in a single year. Record-breaking revenues of $2.1 billion were driven by strong growth in intermodal and automotive traffic. As revenues grew in all of the business units during the year, the Company’s continued focus on operating expense control resulted in operating expenses as a percentage of revenues of 70.9%, the lowest annual percentage ever reported by the Company.
Revenues in 2011 increased 16% over 2010, driven primarily by positive pricing impacts, an increase in carload/unit volumes and increased fuel surcharge. Operating expenses increased 12% compared to the same period in 2010 due primarily to higher volumes, increases in fuel prices and compensation and benefit rates. These increases in operating expenses were partially offset by the $25.6 million pre-tax gain on insurance recoveries recognized within operating expenses as a result of the settlement of the Hurricane Alex insurance claim in 2011.

KCSM’s revenues and operating expenses are affected by fluctuations in the value of the Mexican peso against the value of the U.S. dollar. Based on the volume of revenue and expense transactions denominated in Mexican pesos, revenue and expense fluctuations generally offset, with insignificant net impacts to operating income.
The Company reported 2011 earnings of $3.00 per diluted share on consolidated net income attributable to Kansas City Southern and subsidiaries of $330.3 million for the year ended December 31, 2011, compared to annual earnings of $1.67 per diluted share on consolidated net income attributable to Kansas City Southern and subsidiaries of $180.2 million for 2010.
During 2011, cash generated from operations funded capital spending of $495.0 million. During the past two years, KCS has consistently focused on opportunities to refinance or repay outstanding debt.  These efforts reduced interest expense for the year ended December 31, 2011 by $29.0 million compared to the prior year. Additionally during 2011, the Company further strengthened its financial position by amending its revolver facilities, which resulted in a $175.0 million increase in revolver capacity and extended revolver maturities.

RESULTS OF OPERATIONS
Year Ended December 31, 2011, compared with the Year Ended December 31, 2010
The following summarizes KCS’s consolidated income statement components (in millions):

	2011	2010	Change Dollars
Revenues	$2,098.3	$1,814.8	$283.5
Operating expenses	1,486.7	1,328.3	158.4
Operating income	611.6	486.5	125.1
Equity in net earnings of unconsolidated affiliates	18.2	19.7	(1.5)
Interest expense	(129.1)	(158.1)	29.0
Debt retirement costs	(38.7)	(68.3)	29.6
Foreign exchange gain (loss)	(9.2)	4.7	(13.9)
Other income, net	2.2	4.7	(2.5)
Income before income taxes	455.0	289.2	165.8
Income tax expense	123.1	109.2	13.9
Net income	331.9	180.0	151.9
Less: Net income (loss) attributable to noncontrolling interest	1.6	(0.2)	1.8
Net income attributable to Kansas City Southern and subsidiaries	$330.3	$180.2	$150.1

Revenues
The following summarizes revenues (in millions) and carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
Chemical and petroleum	$399.9	$363.2	10%	254.7	249.4	2%	$1,570	$1,456	8%
Industrial and consumer products	503.6	426.7	18%	326.6	309.9	5%	1,542	1,377	12%
Agriculture and minerals	447.4	429.1	4%	259.9	268.1	(3%)	1,721	1,601	7%
Total general commodities	1,350.9	1,219.0	11%	841.2	827.4	2%	1,606	1,473	9%
Coal	282.0	238.6	18%	288.1	282.5	2%	979	845	16%
Intermodal	251.8	194.2	30%	798.8	678.4	18%	315	286	10%
Automotive	139.2	97.7	42%	85.6	71.1	20%	1,626	1,374	18%
Carload revenues, carloads and units	2,023.9	1,749.5	16%	2,013.7	1,859.4	8%	$1,005	$941	7%
Other revenue	74.4	65.3	14%
Total revenues (i)	$2,098.3	$1,814.8	16%

(i) Included in revenues:
Fuel surcharge	$244.6	$156.1
Freight revenues include both revenue for transportation services and fuel surcharges. For the year ended December 31, 2011, revenues increased $283.5 million compared to the prior year, primarily due to positive pricing impacts, increase in carload/unit volumes and increased fuel surcharge. The effect of fluctuations in the value of the Mexican peso against the value of the U.S. dollar was not significant.
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
The following discussion provides an analysis of revenues by commodity group:

Revenues by commodity
group for 2011

Chemical and petroleum. Revenues increased $36.7 million for the year ended December 31, 2011, compared to 2010, primarily due to increases in pricing, fuel surcharges, and volume.  In the first three quarters of the year, petroleum revenues increased due to a Mexican government initiated oil export program that began in 2010 and effectively increased length of haul.  Additionally, petroleum revenues increased due to higher volumes of crude oil refined in the Gulf due to increased demand from domestic oil sources.  During this time period, revenues increased in plastics and chemicals used to manufacture glass and paint as a result of continuing growth in the automotive industry. However, volumes in the fourth quarter of 2011 were impacted due to temporary customer outages and inventory destocking.

Industrial and consumer products. Revenues increased $76.9 million for the year ended December 31, 2011, compared to 2010, primarily due to increases in pricing, volume and fuel surcharge. Metals and scrap business growth was primarily due to increased demand for slab and steel coil driven by continuing growth in the automotive industry and appliance manufacturing, as well as increases in demand for pipe. Paper product revenue increased primarily due to increased rail market share as truck capacity tightened. Additionally, the general economic recovery has increased demand for paper-based packaging.

Agriculture and minerals. Revenues increased $18.3 million for the year ended December 31, 2011, compared to 2010, primarily due to increases in pricing and fuel surcharge. These increases were partially offset by a decrease in grain volume and average length of haul in the first quarter of 2011 as traffic patterns shifted due to a decline in cross border traffic into Mexico as availability of crops from a strong Mexico harvest was sufficient to meet the local demand.

Stone, Clay, & Glass 6%
Ores & Minerals 13%
Grain 47%
Food Products 34%

Coal. Revenues increased $43.4 million for the year ended December 31, 2011, compared to 2010, primarily due to increases in pricing and fuel surcharge. Revenues to existing electric generation customers increased due to re-pricing of coal contracts in the second half of 2010.
Intermodal. Revenues increased $57.6 million for the year ended December 31, 2011, compared to 2010, primarily due to increases in volume. Growth was driven by increased domestic and cross border business, conversion of truck traffic to rail and South American/trans-Pacific container volume.
Automotive. Revenues increased $41.5 million for the year ended December 31, 2011, compared to 2010, primarily due to increases in volume and pricing. The volume increase was driven by strong year over year growth in North American automobile sales for Original Equipment Manufacturers, new cross border vehicle routings, increased import/export volume through the Port of Lazaro Cardenas and the shipment of new automobile models.

Operating Expenses
Operating expenses, as shown below (in millions), increased $158.4 million for the year ended December 31, 2011, when compared to the same period in 2010, primarily due to higher volumes, increases in fuel prices and compensation and benefit rates. These increases were partially offset by the gain on insurance recoveries related to Hurricane Alex recognized in 2011. The effect of fluctuations in the value of the Mexican peso against the value of the U.S. dollar was not significant.

			Change
	2011	2010	Dollars	Percent
Compensation and benefits	$423.8	$369.3	$54.5	15%
Purchased services	204.8	189.1	15.7	8%
Fuel	346.5	263.6	82.9	31%
Equipment costs	167.1	157.4	9.7	6%
Depreciation and amortization	186.2	184.9	1.3	1%
Materials and other	183.9	164.0	19.9	12%
Gain on insurance recoveries related to hurricane damage	(25.6)	—	(25.6)	100%
Total operating expenses	$1,486.7	$1,328.3	$158.4	12%
Compensation and benefits. Compensation and benefits increased $54.5 million for the year ended December 31, 2011, compared to 2010, primarily due to annual salary and benefit rate increases and increased carload/unit volumes. In addition, in the third quarter of 2010, the Company recorded a decrease of $6.2 million in KCSM’s post-employment benefit obligations as a result of the completion of negotiations with the Mexican labor union.
Purchased services. Purchased services increased $15.7 million for the year ended December 31, 2011, compared to 2010, due to increases in volume-sensitive costs, primarily locomotive maintenance expense, freight car repairs, truck and terminal services, security and an increase in track structure maintenance expense. These increases were partially offset by higher net joint facility income in the second half of 2011 as a result of non-recurring usage of certain trackage rights.
Fuel. Fuel expense increased $82.9 million for the year ended December 31, 2011, compared to 2010, primarily due to higher diesel fuel prices as the average fuel price per gallon increased by approximately 22% and higher consumption due to an increase in carload/unit volumes.
Equipment costs. Equipment costs increased $9.7 million for the year ended December 31, 2011, compared to 2010 primarily due to the increase in the use of other railroads’ freight cars due to increased traffic volumes. These increases were partially offset by lower locomotive lease expense primarily due to the acquisition of 75 locomotives during the third quarter of 2011, which were previously leased by the Company under an operating lease agreement.
Depreciation and amortization. Depreciation and amortization increased $1.3 million for the year ended December 31, 2011, compared to 2010, primarily due to a larger asset base offset by changes in depreciation rates on certain locomotives and road assets based on reassessment of the adequacy of the accumulated depreciation provisions, asset usage and replacement patterns, which were effective October 1, 2010.
Materials and other. Materials and other increased $19.9 million for the year ended December 31, 2011, compared to 2010, primarily due to higher materials and supplies expense and casualty expense. The Company expects materials and other expense to increase by approximately $4.0 million for the year ending December 31, 2012 due to an increase in the concession duty rate. KCSM currently pays concession duty expense of 0.5% of gross revenues and beginning on June 24, 2012, KCSM will pay 1.25% of gross revenues for the remaining years of the Concession.
Gain on insurance recoveries related to hurricane damage. In the third quarter of 2011, the Company settled its insurance claims related to Hurricane Alex and recognized a $25.6 million gain on insurance recoveries which primarily represents the recovery of lost profits and the replacement value of property in excess of its carrying value, net of the self-insured retentions.

Non-Operating Expenses
Equity in net earnings of unconsolidated affiliates. Equity in earnings from unconsolidated affiliates decreased $1.5 million for the year ended December 31, 2011, compared to 2010. Significant components of this change were as follows:

•
Equity in earnings of PCRC increased by $2.7 million for the year ended December 31, 2011, compared to 2010, primarily due to an increase in container volume attributable to the improvement in the economy.

•
Equity in earnings of Southern Capital decreased by $3.5 million for the year ended December 31, 2011, compared to 2010, primarily due to recognizing a gain on sale of railcars and other equipment in 2010.

•	KCSM’s equity in earnings of FTVM decreased by $0.4 million for the year ended December 31, 2011, compared to 2010, primarily due to higher operating expenses.
Interest expense. Interest expense decreased $29.0 million for the year ended December 31, 2011, compared to 2010, primarily due to lower average interest rates and average debt balances. For the years ended December 31, 2011 and 2010, the average debt balances were $1,656.7 million and $1,787.5 million, respectively.
Debt retirement costs. Debt retirement costs were $38.7 million and $68.3 million for the years ended December 31, 2011 and 2010, respectively. On December 15, 2011, the Company redeemed all of the outstanding $123.5 million aggregate principal amount of the 13.0% senior unsecured notes due December 15, 2013 (the “13.0% Senior Notes”) and recognized $24.5 million in debt retirement costs related to the call premium and the write-off of unamortized debt issuance costs. On July 12, 2011, KCSR entered into an amended and restated credit agreement and wrote off $3.9 million in unamortized debt issuance costs related to the previous credit agreement. During 2011, KCSM purchased and redeemed the remaining $32.4 million principal amount of its 7 5/8% senior unsecured notes due December 1, 2013 (the “7 5/8% Senior Notes”) and all of the outstanding $165.0 million aggregate principal amount of its 7 3/8% senior unsecured notes due June 1, 2014 (the “7 3/8% Senior Notes”). KCSM recognized associated debt retirement cost of $10.3 million related to the call and tender premiums and the write-off of unamortized debt issuance costs. On December 20, 2010, KCSM purchased $142.6 million principal amount of the 7 5/8% Senior Notes and $31.9 million principal amount of the 12 1/2% senior unsecured notes due April 1, 2016 (the “12 1/2% Senior Notes”) and recognized debt retirement costs of $19.0 million related to the tender premiums and the write-off of unamortized debt issuance costs and original issue discount. On September 30, 2010, KCSM redeemed the remaining $63.7 million principal amount of the 9 3/8% senior unsecured notes due May 1, 2012 (the “9 3/8% Senior Notes”) and recognized debt retirement costs of $1.9 million related to the call premium and the write-off of unamortized debt issuance costs. On June 4, 2010, the Company redeemed $66.5 million principal amount of the 13.0% Senior Notes issued by KCSR, $70.0 million principal amount of the 12 1/2% Senior Notes issued by KCSM and $100.0 million principal amount of the 9 3/8% Senior Notes issued by KCSM, and paid $19.7 million of call premiums and other expenses related to the redemptions. In addition, the Company wrote-off $12.8 million of unamortized debt issuance costs and original issue discounts associated with the redemption of the notes. In the first quarter of 2010, KCSM purchased $296.3 million of the 9 3/8% Senior Notes. The Company recorded debt retirement costs of $14.9 million related to the tender premium and the write-off of unamortized debt issuance costs.
Foreign exchange. Fluctuations in the value of the Mexican peso against the value of the U.S. dollar for the years ended December 31, 2011 and 2010 resulted in a foreign exchange loss of $9.2 million and a foreign exchange gain of $4.7 million, respectively.
Other income, net. Other income, net, decreased $2.5 million for the year ended December 31, 2011 compared to the same period in 2010, primarily due to lower gains on sale of land and miscellaneous income.
Income tax expense. Income tax expense increased $13.9 million for the year ended December 31, 2011, compared to 2010, due to higher pre-tax income partially offset by foreign exchange rate fluctuations. The effective income tax rate was 27.1% and 37.8% for the years ended December 31, 2011 and 2010, respectively. The decrease in the effective tax rate was due to foreign exchange rate fluctuations, partially offset by the recognition of a tax benefit in 2010 for the reduction of a deferred tax asset valuation allowance in Mexico.

Year Ended December 31, 2010, compared with the Year Ended December 31, 2009
The following summarizes KCS’s consolidated income statement components (in millions):

	2010	2009	Change Dollars
Revenues	$1,814.8	$1,480.2	$334.6
Operating expenses	1,328.3	1,213.4	114.9
Operating income	486.5	266.8	219.7
Equity in net earnings of unconsolidated affiliates	19.7	7.7	12.0
Interest expense	(158.1)	(173.7)	15.6
Debt retirement costs	(68.3)	(5.9)	(62.4)
Foreign exchange gain	4.7	2.1	2.6
Other income, net	4.7	5.2	(0.5)
Income before income taxes	289.2	102.2	187.0
Income tax expense	109.2	34.1	75.1
Net income	180.0	68.1	111.9
Less: Net income (loss) attributable to noncontrolling interest	(0.2)	1.0	(1.2)
Net income attributable to Kansas City Southern and subsidiaries	$180.2	$67.1	$113.1

Revenues
The following summarizes revenues (in millions) and carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change
Chemical and petroleum	$363.2	$323.4	12%	249.4	238.3	5%	$1,456	$1,357	7%
Industrial and consumer products	426.7	344.4	24%	309.9	267.0	16%	1,377	1,290	7%
Agriculture and minerals	429.1	360.0	19%	268.1	246.3	9%	1,601	1,462	10%
Total general commodities	1,219.0	1,027.8	19%	827.4	751.6	10%	1,473	1,367	8%
Coal	238.6	187.2	27%	282.5	301.2	(6%)	845	622	36%
Intermodal	194.2	143.4	35%	678.4	516.4	31%	286	278	3%
Automotive	97.7	52.9	85%	71.1	51.7	38%	1,374	1,023	34%
Carload revenues, carloads and units	1,749.5	1,411.3	24%	1,859.4	1,620.9	15%	$941	$871	8%
Other revenue	65.3	68.9	(5%)
Total revenues (i)	$1,814.8	$1,480.2	23%
(i) Included in revenues:
Fuel surcharge	$156.1	$77.9
Freight revenues include both revenue for transportation services and fuel surcharges. For the year ended December 31, 2010, revenues increased $334.6 million compared to the prior year, primarily due to the overall increase in carload/unit volumes resulting from the improvement in the economy and the conversion of traffic to rail, positive pricing impacts and increased fuel surcharge. In the third quarter of 2010, revenues for certain commodity groups were affected by Hurricane Alex as customers were required to use alternate carriers or modes of transportation until rail service was restored. The Company estimates the related effect on its 2010 financial results was approximately $40.0 million of lost revenue before related avoided costs. Revenue per carload/unit increased by 8% for the year ended December 31, 2010, compared to the same period in 2009 reflecting favorable commodity mix in addition to the factors discussed above. The effect of fluctuations in the value of the Mexican peso against the value of the U.S. dollar was not significant.
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
The following discussion provides an analysis of revenues by commodity group:

Revenues by commodity
group for 2010

Chemical and petroleum. Revenues increased $39.8 million for the year ended December 31, 2010, compared to 2009, primarily due to increases in volume, fuel surcharge and pricing. Petroleum revenues increased in Mexico due to a government initiated oil export program. Additionally, revenues increased in chemicals used to manufacture glass and paint as a result of the economic improvements in the automotive industry.

Industrial and consumer products. Revenues increased $82.3 million for the year ended December 31, 2010, compared to 2009, primarily due to increases in volume, fuel surcharge and price. Metals and scrap business growth was primarily due to growing demand for slab and steel coil. Paper products increased primarily due to a restocking of inventory to meet increased demand and shortages in over-the-road trucking capacity.

Agriculture and minerals. Revenues increased $69.1 million for the year ended December 31, 2010, compared to 2009, due to increases in volume, price and fuel surcharge. Food products showed continued strength primarily due to new business. Grain revenue increased in the first half of 2010 as a portion of the traffic lost to vessel in 2009 was converted back to rail in Mexico in 2010.

Stone, Clay, & Glass 5%
Ores & Minerals 13%
Grain 51%
Food Products 31%

Coal. Revenues increased $51.4 million for the year ended December 31, 2010, compared to 2009, primarily due to increases in pricing and fuel surcharge. Revenues to existing electric generation customers increased due to re-pricing of coal contracts and increased fuel surcharge, which was partially offset by lower unit coal volumes.

Intermodal. Revenues increased $50.8 million for the year ended December 31, 2010, compared to 2009, primarily due to an increase in volume. Growth was driven by increased automotive parts traffic, conversion of cross border truck traffic to rail, trans-Pacific container volume, the emergence of cross border international cargo and improvement in the economy.
Automotive. Revenues increased $44.8 million for the year ended December 31, 2010, compared to 2009, primarily due to increases in volume and pricing. The volume increase was driven by strong year over year growth in North American automobile sales, a shift in production from the U.S. to Mexico and new cross border vehicle routings.

Operating Expenses
Operating expenses, as shown below (in millions), increased $114.9 million for the year ended December 31, 2010, when compared to the same period in 2009, primarily due to increased carload/unit volumes and higher fuel prices.

			Change
	2010	2009	Dollars	Percent
Compensation and benefits	$369.3	$328.7	$40.6	12%
Purchased services	189.1	173.7	15.4	9%
Fuel	263.6	189.4	74.2	39%
Equipment costs	157.4	164.1	(6.7)	(4%)
Depreciation and amortization	184.9	181.6	3.3	2%
Materials and other	164.0	175.9	(11.9)	(7%)
Total operating expenses	$1,328.3	$1,213.4	$114.9	9%
Compensation and benefits. Compensation and benefits increased $40.6 million for the year ended December 31, 2010, compared to 2009, primarily due to increased incentive compensation, including the Mexico statutory profit sharing expense, and annual wage and salary rate increases. In addition, compensation and benefits increased in Mexico due to fluctuations in the value of the Mexican peso against the value of the U.S. dollar. These increases were partially offset by a $6.2 million decrease in KCSM’s post-employment benefit obligations as a result of the completion of negotiations with the Mexican labor union in the third quarter of 2010.
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
Fuel. Fuel expense increased $74.2 million for the year ended December 31, 2010, compared to 2009, primarily due to higher diesel fuel prices as the average fuel price per gallon increased by approximately 25%, higher consumption driven by increased carload/unit volumes and fluctuations in the value of the Mexican peso against the value of the U.S. dollar.
Equipment costs. Equipment costs decreased $6.7 million for the year ended December 31, 2010, compared to 2009 primarily due to lower freight car equipment lease expense which was partially offset by the increase in the use of other railroads’ freight cars due to increased traffic volumes.
Depreciation and amortization. Depreciation and amortization increased $3.3 million for the year ended December 31, 2010, compared to 2009, primarily due to a larger asset base. The increase was partially offset by a decrease in amortization expense due to extending the estimated useful lives of certain Mexican concession assets, which was effective as of October 1, 2009. The increase was also partially offset by changes in depreciation rates on certain locomotive and road assets based on reassessment of the adequacy of the accumulated depreciation provisions, asset usage and replacement patterns which were effective October 1, 2010. Net depreciation expense on the asset base as of year-end 2010 will be lower on an annual basis by approximately $4.2 million as a result of these rate changes.
Materials and other. Materials and other decreased $11.9 million for the year ended December 31, 2010, compared to 2009, primarily due to a reduction in personal injury provisions reflecting favorable claims experience.

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
Interest expense. Interest expense decreased $15.6 million for the year ended December 31, 2010, compared to 2009, primarily due to lower average debt balances and interest rates. For the years ended December 31, 2010 and 2009, the average debt balances were $1,787.5 million and $2,016.5 million, respectively.
Debt retirement costs. Debt retirement costs were $68.3 million and $5.9 million for the years ended December 31, 2010 and 2009, respectively. On December 20, 2010, KCSM purchased $142.6 million principal amount of the 7 5/8% Senior Notes and $31.9 million principal amount of the 12 1/2% Senior Notes and recognized debt retirement costs of $19.0 million related to the tender premiums and the write-off of unamortized debt issuance costs and original issue discount. On September 30, 2010, KCSM redeemed the remaining $63.7 million principal amount of the 9 3/8% Senior Notes and recognized debt retirement costs of $1.9 million related to the call premium and the write-off of unamortized debt issuance costs. On June 4, 2010 the Company redeemed $66.5 million principal amount of the 13.0% Senior Notes issued by KCSR, $70.0 million principal amount of the 12 1/2% Senior Notes issued by KCSM and $100.0 million principal amount of the 9 3/8% Senior Notes issued by KCSM, and paid $19.7 million of call premiums and other expenses related to the redemptions. In addition, the Company wrote-off $12.8 million of unamortized debt issuance costs and original issue discounts associated with the redemption of the notes. In the first quarter of 2010, KCSM purchased $296.3 million of the 9 3/8% Senior Notes. The Company recorded debt retirement costs of $14.9 million related to the tender premium and the write-off of unamortized debt issuance costs. In January 2009, KCSR purchased its 7 1/2% senior unsecured notes due June 15, 2009 (the “7 1/2% Senior Notes”) and expensed $5.3 million for cash tender offer expenses and unamortized debt issuance costs. In addition, in March 2009, KCSM repaid all amounts outstanding under the 2007 KCSM Credit Agreement and upon termination, wrote-off $0.6 million of unamortized debt issuance costs related to this debt.
Foreign exchange. Fluctuations in the value of the Mexican peso against the value of the U.S. dollar for the years ended December 31, 2010 and 2009 resulted in a foreign exchange gain of $4.7 million and $2.1 million, respectively.
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

LIQUIDITY AND CAPITAL RESOURCES
Overview
During 2011, the Company continued to improve its financial strength and flexibility by decreasing leverage, extending debt maturities, increasing liquidity and reducing interest and preferred stock dividend payments. In 2011, the Company completed a $200.0 million debt refinancing transaction which extended debt maturities and reduced future interest expense. In addition, the Company redeemed the remaining $123.5 million principal amount of the 13.0% Senior Notes using available cash. KCS’s total debt as a percentage of total debt plus total equity was 34.9% at December 31, 2011 as compared to 37.7% at December 31, 2010. The Company improved liquidity by increasing the borrowing capacity under the KCSR and KCSM revolving credit facilities by $175.0 million and extending the maturities on these facilities. On December 31, 2011, total available liquidity (the unrestricted cash balance plus revolving credit facility availability) was $422.4 million, compared to available liquidity at December 31, 2010, of $310.4 million.
In 2011, the Company also converted all of the remaining outstanding 5.125% Cumulative Convertible Perpetual Preferred Stock, Series D, into 6,999,887 shares of common stock. As a result of this conversion, the Company is no longer required to pay a dividend on this series of the Company’s preferred stock, resulting in an annual cash flow savings of approximately $10.8 million.
KCS’s primary uses of cash are to support operations; maintain and improve its railroad; pay debt service costs; acquire new and maintain existing locomotives, rolling stock and other equipment and meet other obligations. KCS’s cash flows from operations have historically been sufficient to fund operations, maintenance capital expenditures and debt service. External sources of cash (principally bank debt, public and private debt, common and preferred stock and leases) have historically been used to refinance existing indebtedness and to fund acquisitions, new investments and equipment additions. In 2011, the Company’s cash flows from operations were sufficient to fund capital expenditures and other investing activities and reduce debt.
The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to debt and equity capital markets, and other available financing resources will be sufficient to fund anticipated operating, capital, debt service and other commitments in the foreseeable future.
KCS’s primary sources of liquidity are cash flows generated from operations, borrowings under its revolving credit facilities and access to debt and equity capital markets. Although KCS has had adequate access to the capital markets, the financial terms under which funding has been obtained contain restrictive covenants. The covenants constrain financial flexibility by restricting or prohibiting certain actions, including the ability to incur additional debt for any purpose other than refinancing existing debt, create or suffer to exist additional liens, make prepayments of particular debt, pay dividends on common stock, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale leaseback transactions. These restrictions, however, are subject to a number of qualifications and exceptions that provide the Company with varying levels of additional borrowing capacity. The Company was in compliance with all of its debt covenants as of December 31, 2011.
KCS’s operating results and financing alternatives can be unexpectedly impacted by various factors, some of which are outside of its control. For example, if KCS was to experience a reduction in revenues or a substantial increase in operating costs or other liabilities, its earnings could be significantly reduced, increasing the risk of non-compliance with debt covenants. Additionally, the Company is subject to external factors impacting debt and equity capital markets and its ability to obtain financing under reasonable terms is subject to market conditions. Volatility in capital markets and the tightening of market liquidity could impact KCS’s access to capital. Further, KCS’s cost of debt can be impacted by independent rating agencies, which assign debt ratings based on certain factors including credit measurements such as interest coverage and leverage ratios, liquidity and competitive position.
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

Cash Flow Information and Contractual Obligations
Summary cash flow data follows (in millions):

	2011	2010	2009
Cash flows provided by (used for):
Operating activities	$638.0	$496.3	$290.5
Investing activities	(510.4)	(311.5)	(344.0)
Financing activities	(140.6)	(216.9)	(58.9)
Net decrease in cash and cash equivalents	(13.0)	(32.1)	(112.4)
Cash and cash equivalents beginning of year	85.4	117.5	229.9
Cash and cash equivalents end of year	$72.4	$85.4	$117.5
During 2011, cash and cash equivalents decreased $13.0 million as increased cash flows from operating activities were used to fund investing activities and to refinance and reduce outstanding debt. During 2010, cash and cash equivalents decreased $32.1 million, as increased cash flows from operating activities were used to fund investing activities, and together with the proceeds of a common stock offering, to refinance and reduce outstanding debt.
Operating Cash Flows. Net operating cash flows for 2011 increased $141.7 million to $638.0 million. The increase in operating cash flows was primarily a result of increased net income from positive pricing impacts, higher carload/unit volumes and the receipt of insurance proceeds related to hurricane damage. These increases were partially offset by changes in working capital items, resulting mainly from the timing of certain payments and receipts. Net operating cash flows for 2010 increased $205.8 million to $496.3 million. The increase in operating cash flows was primarily attributable to increased net income from higher carload/unit volumes due to the improvement in the economy and the Company’s cost control program.
Investing Cash Flows. Net investing cash outflows were $510.4 million and $311.5 million during 2011 and 2010, respectively. This $198.9 million increase was primarily due to an increase in capital expenditures, partially offset by the insurance proceeds relating to hurricane damage and the acquisition of an intermodal facility in 2010. Insurance proceeds recognized in investing cash flows are related to proceeds from property damage. All other insurance proceeds related to hurricane damage are recognized in operating cash flows. Net investing cash outflows for 2010 decreased $32.5 million as compared to 2009, due to the completion of the Victoria-Rosenberg line in 2009. The decrease was partially offset by the acquisition of an intermodal facility in 2010.
Financing Cash Flows. Financing cash inflows were generated from the issuance of long-term debt, proceeds from common stock offerings and proceeds from the issuance of common stock under employee stock plans. Financing cash outflows were used for the repayment of debt, the payment of dividends on KCS’s preferred stock and the payment of debt costs. Financing cash flows for 2011, 2010, and 2009 are discussed in more detail below:

•
Net financing cash outflows for 2011 were $140.6 million. During 2011, the Company repaid $653.3 million of outstanding debt and paid $36.6 million in debt costs. During the same period, the Company received net proceeds of $550.0 million from the issuance of the KCSM 6 1/8% Senior Notes, refinancing of the KCSR Term Loan Facility and borrowings under the KCSR revolving credit facility.

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

Contractual Obligations. The following table outlines the material obligations and commitments as of December 31, 2011 (in millions).

	Payments Due by Period				More than 5 years
	Total	Less Than 1 Year	1-3 Years	3-5 Years
Long-term debt (including interest and capital lease obligations)	$2,308.5	$144.7	$301.1	$678.5	$1,184.2
Operating leases	780.4	118.2	198.9	142.2	321.1
Obligations due to uncertainty in income taxes	1.7	—	—	1.7	—
Capital expenditures obligations (i)	217.7	152.7	48.0	17.0	—
Other contractual obligations (ii)	531.3	89.0	138.5	136.3	167.5
Total	$3,839.6	$504.6	$686.5	$975.7	$1,672.8
_____________________

(i)	Capital expenditure obligations include minimum capital expenditures under the KCSM Concession agreement and other regulatory requirements.

(ii)	Other contractual obligations include purchase commitments and certain maintenance agreements.
In the normal course of business, the Company enters into long-term contractual commitments for future goods and services needed for the operations of the business. Such commitments are not in excess of expected requirements and are not reasonably likely to result in performance penalties or payments that would have a material adverse effect on the Company’s liquidity. Such commitments are not included in the above table.
The Company is party to eighteen utilization leases covering 2,394 railcars where car hire revenue as defined in the lease agreements is shared between the lessor and the Company. The leases expire at various times through 2015. Amounts that may be due to lessors under these utilization leases vary from month to month based on car hire rental with the minimum monthly cost to the Company being zero. Accordingly, the utilization leases have been excluded from contractual obligations above.
The SCT requires KCSM to submit a five year capital expenditures plan every five years. The next five year plan will be submitted in 2012 for the years 2013 — 2017. KCSM expects to continue capital spending at current levels in future years and will continue to have capital expenditure obligations past 2012, which are not included in the table above.
Off-Balance Sheet Arrangements
On November 2, 2007, PCRC completed an offering of $100 million of 7.0% senior secured notes due November 1, 2026 (the “Notes”). The Notes are senior obligations of PCRC, secured by certain assets of PCRC. KCS has pledged its shares of PCRC as security for the Notes. The Notes are otherwise non-recourse to KCS. The Company has agreed, along with Mi-Jack Products, Inc. (“Mi-Jack”), the other 50% owner of PCRC, to each fund one-half of any debt service reserve or liquidity reserve (reserves which are required to be established by PCRC in connection with the issuance of the Notes). As of December 31, 2011, the Company’s portion of these reserves was $3.8 million. The Company has issued a standby letter of credit in the amount of $3.8 million. The Company also has issued four irrevocable standby letters of credit totaling approximately $1.2 million to fulfill the Company’s fifty percent guarantee of additional equipment loans at PCRC.
Capital Expenditures
KCS has funded, and expects to continue to fund capital expenditures with operating cash flows, debt and equity financing and equipment leases.

The following table summarizes capital expenditures by type for the years ended December 31, 2011, 2010, and 2009 respectively (in millions):

	2011	2010	2009
Roadway capital program	$273.8	$224.9	$152.1
Locomotive acquisitions (i)	173.7	—	—
Capacity (ii)	25.7	10.1	76.8
Information technology	14.3	12.0	6.5
Equipment	9.5	12.8	11.2
Other	93.7	60.0	33.9
Total capital expenditures (accrual basis)	590.7	319.8	280.5
Locomotives financed under operating lease buyout (i)	(91.1)	—	—
Change in capital accruals	(4.6)	(32.5)	66.3
Total cash capital expenditures	$495.0	$287.3	$346.8

(i)
In 2011, KCSM entered into five loan agreements with General Electric Capital Corporation (“GE”) to finance approximately 88% of the purchase price of seventy-five locomotives. These locomotives were previously leased by KCSM under an operating lease.

(ii)	Capacity projects in 2009 were primarily the result of the construction of the Victoria-Rosenberg line, which opened in the second quarter of 2009.

Generally, the Company’s capital program consists of capital replacement. For 2012, internally generated cash flows are expected to fund cash capital expenditures which are currently estimated to be between $400.0 million and $425.0 million.
Property Statistics
The following table summarizes certain property statistics as of December 31:

	2011 (i)	2010	2009 (ii)
Track miles of rail installed	125	81	120
Cross ties installed	777,930	762,228	806,908
_____________________

(i)	The increase in the miles of rail and cross ties installed in 2011 primarily reflects the increase in maintenance and capacity expansion activities.

(ii)	The miles of rail and cross ties installed in 2009 primarily reflects the construction of the Victoria- Rosenberg line.
Debt and Capital Structure
The following table summarizes the components of the capital structure (in millions):

	2011	2010
Debt due within one year	$36.3	$18.1
Long-term debt	1,602.8	1,621.6
Total debt	1,639.1	1,639.7
Total equity	3,058.7	2,713.7
Total debt plus total equity	$4,697.8	$4,353.4

KCSR Debt
Revolving Credit Facility and Term Loans. On April 28, 2006, KCS, KCSR and the other subsidiary guarantors named therein entered into an amended and restated credit agreement (the “2006 KCSR Credit Agreement”), in an aggregate amount of $371.1 million with The Bank of Nova Scotia and other lenders named in the 2006 KCSR Credit Agreement. The 2006 KCSR Credit Agreement initially consisted of a $125.0 million revolving credit facility with a letter of credit sublimit of $25.0 million and swing line advances of up to $15.0 million, and a $246.1 million term loan facility (the “Term Loan B Facility”). On May 31, 2007, KCSR entered into Amendment No. 1 to the 2006 KCSR Credit Agreement which provided for a new $75.0 million term loan facility (the “Term Loan C Facility”) under the 2006 KCSR Credit Agreement. On March 16, 2010, KCSR entered into Amendment No. 2 to the 2006 KCSR Credit Agreement which extended the maturity of the revolving credit facility of the 2006 KCSR Credit Agreement from April 28, 2011 to April 28, 2013. In consideration for this change, the Applicable Margin (as defined in Amendment No. 2) in respect of the revolving credit facility and swing line advances was increased. In addition, Amendment No. 2 modified certain covenants of the 2006 KCSR Credit Agreement to permit the incurrence of certain indebtedness and the creation of liens related to such indebtedness, as well as certain prepayments of existing unsecured debt.
On July 12, 2011, KCS together with KCSR and certain subsidiaries named therein as guarantors (the “Subsidiary Guarantors”), entered into an amended and restated credit agreement (the “2011 KCSR Credit Agreement”) with various lenders. The 2011 KCSR Credit Agreement provides KCSR with (i) a five-and-one-half year $300.0 million term loan credit facility (the “Term Loan Facility”) and (ii) a five-year $200.0 million revolving credit facility consisting of a revolving facility up to $200.0 million (the “Revolving Facility”), a letter of credit facility of $25.0 million (the “Letter of Credit Facility”) and a swing line facility of up to $15.0 million (the “Swing Line Facility”). The Letter of Credit Facility and the Swing Line Facility each constitute usage under the Revolving Facility.
The $305.8 million outstanding term loans under the 2006 KCSR Credit Agreement were combined and refinanced with those under the Term Loan Facility and KCSR used available cash to reduce the principal balance of the prior term loans by $5.8 million. Under the 2011 KCSR Credit Agreement, the final maturity of the term loans was extended from April 28, 2013 to January 15, 2017. Commitments under KCSR’s prior revolving credit facility were rolled over into the new Revolving Facility and the maturity was extended from April 28, 2013 to July 15, 2016.
KCSR is required to make quarterly principal payments on the Term Loan Facility commencing December 31, 2011, with any remaining unpaid principal balance due and payable on January 15, 2017. The outstanding principal balance of loans under the Term Loan Facility and the Revolving Facility bear interest at floating rates. At KCSR’s option, the loans will bear interest at either (i) the greater of (a) The Bank of Nova Scotia’s base rate, (b) the federal funds rate plus 0.50% or (c) one-month London Interbank Offered Rate (“LIBOR”) plus 1.00% (the “Base Rate”) plus a margin of 0.25% to 1.50% (depending on the leverage ratio as defined in the 2011 KCSR Credit Agreement, the “Leverage Ratio”) or (ii) LIBOR plus a margin of 1.25% to 2.50% (depending on the Leverage Ratio). The outstanding principal balance of loans under the Swing Line Facility will bear interest at the Base Rate plus a margin of 0.25% to 1.50% (depending on the Leverage Ratio). As of December 31, 2011, advances under the Revolving Facility totaled $50.0 million.
The obligations under the 2011 KCSR Credit Agreement are secured by a significant portion of the assets of KCS, KCSR and the Subsidiary Guarantors pursuant to an Amended and Restated Security Agreement dated July 12, 2011 (the “Security Agreement”) among KCS, KCSR, each Subsidiary Guarantor and The Bank of Nova Scotia, as administrative agent and collateral agent for the lenders. Under the terms of the Security Agreement, KCS, KCSR and their restricted subsidiaries (as defined in the 2011 KCSR Credit Agreement) agreed to subordinate payment of certain intercompany debt. In addition, KCS and each Subsidiary Guarantor guaranteed repayment of the amounts due under the 2011 KCSR Credit Agreement and the equity interests of KCSR and each Subsidiary Guarantor have been pledged pursuant to the Security Agreement to secure obligations under the 2011 KCSR Credit Agreement.
The 2011 KCSR Credit Agreement contains covenants that restrict or prohibit certain actions, including, but not limited to, KCS’s ability to incur debt, create or suffer to exist liens, make prepayment of particular debt, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale-leaseback transactions. In addition, KCS must meet certain consolidated interest coverage and leverage ratios. Failure to maintain compliance with the covenants could constitute a default which could accelerate the payment of any outstanding amounts under the 2011 KCSR Credit Agreement.

8.0% Senior Notes. On May 30, 2008, KCSR issued $275.0 million principal amount of 8.0% senior unsecured notes due June 1, 2015 (the “8.0% Senior Notes”), which bear interest semiannually at a fixed annual rate of 8.0%. A portion of the proceeds from the issuance of the 8.0% Senior Notes was used to purchase the 9 1/2% senior unsecured notes due October 1, 2008 (the “9 1/2% Senior Notes”) tendered under an offer to purchase. The remaining proceeds from the issuance were used to reduce borrowings under the KCSR revolving credit facility and for general corporate purposes. The 8.0% Senior Notes are redeemable in whole or in part prior to June 1, 2012 by paying the greater of either 101% of the principal amount or the principal amount plus a “make whole” premium and in whole or in part on and after June 1, 2012, at the following redemption prices (expressed as a percentage of principal amount) plus any accrued and unpaid interest: 2012 -104%, 2013 - 102% and 2014 - 100%. The 8.0% Senior Notes are fully and unconditionally guaranteed by KCS and certain subsidiaries of KCS who guarantee the 2011 KCSR Credit Agreement (the “Note Guarantors”). The 8.0% Senior Notes and the note guarantees rank pari passu in right of payment with KCSR’s, KCS’s, and the Note Guarantors’ existing and future unsecured, unsubordinated obligations. In addition, the 8.0% Senior Notes include certain covenants which are customary for these types of debt instruments issued by borrowers with similar credit ratings, restrict or prohibit certain actions and are similar in nature to those contained in the 2011 KCSR Credit Agreement. Certain of these covenants no longer apply if the 8.0% Senior Notes are assigned an investment grade rating by both Moody’s Investors Service and Standard & Poor’s.
13.0% Senior Notes. On December 18, 2008, KCSR issued $190.0 million principal amount of 13.0% senior unsecured notes due December 15, 2013, (the “13.0% Senior Notes”) which bore interest semiannually at a fixed annual rate of 13.0%. The 13.0% Senior Notes were issued at a discount to par value, resulting in a $22.0 million discount and a yield to maturity of 16.5%. KCS used the net proceeds from the offering, along with other borrowings, to purchase the 7 1/2% senior unsecured notes due June 15, 2009 (the “7 1/2% Senior Notes”) tendered under an offer to purchase. The 13.0% Senior Notes were redeemable in whole or in part prior to December 15, 2011 by paying the greater of either 101% of the principal amount or the principal amount plus a “make whole” premium and in whole or in part on and after December 15, 2011, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2011 - 113% and 2012 - 106.5%. On June 4, 2010, the Company redeemed $66.5 million principal amount of the 13.0% Senior Notes pursuant to a provision which allowed KCSR to redeem up to 35% of the 13.0% Senior Notes at any time prior to December 15, 2011 at par value plus coupon from the proceeds of any sale of capital stock in KCSM or KCS. This followed KCS’s offering of 5.8 million shares for net proceeds of $214.9 million in May 2010. On December 15, 2011, the Company used available cash to redeem all of the outstanding $123.5 million aggregate principal amount of the 13.0% Senior Notes at a redemption price of 113% of the principal amount.
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
KCSM Debt
Revolving Credit Facility. On August 30, 2010, KCSM entered into a secured credit agreement (the “2010 KCSM Credit Agreement”) with various lenders and other institutions which provided KCSM with a three-year $100.0 million revolving credit facility consisting of (i) a revolving facility in an amount up to $100.0 million (the “2010 Revolving Facility”) and, (ii) a letter of credit and a swing line facility in an amount up to $10.0 million each.
On September 30, 2011, KCSM entered into an amended and restated credit agreement (the “2011 KCSM Credit Agreement”) with various financial institutions. The 2011 KCSM Credit Agreement increased the revolving credit facility to $200.0 million and extended the maturity to September 30, 2016. The 2011 KCSM Credit Agreement includes (i) a revolving credit facility up to $200.0 million (the “2011 KCSM Revolving Facility”), (ii) a letter of credit facility up to $15.0 million (the “KCSM Letter of Credit Facility”), and (iii) a swing line facility up to $15.0 million (the “KCSM Swing Line Facility”). The KCSM Letter of Credit Facility and the KCSM Swing Line Facility each constitute usage under the 2011 KCSM Revolving Facility.

Any outstanding principal balance of loans under the 2011 KCSM Revolving Facility bear interest at floating rates. At KCSM’s option, the loans bear interest at either (i) the greater of (a) JPMorgan Chase Bank, N.A.’s prime rate, (b) the federal funds rate plus 0.50% or (c) one-month LIBOR plus 1.00% (the “Base Rate”) plus a margin of 0.25% to 1.50% (depending on KCSM’s leverage ratio), or (ii) one, two, three or six-month LIBOR plus a margin of 1.25% to 2.50% (depending on KCSM’s leverage ratio). The outstanding principal balance of loans under the KCSM Swing Line Facility bear interest at the Base Rate plus a margin of 0.25% to 1.50% (depending on KCSM’s leverage ratio).
The 2011 KCSM Credit Agreement is secured by the accounts receivable and certain locomotives of KCSM and certain of its subsidiaries. In addition, KCSM and certain of its subsidiaries agreed to subordinate payment of certain intercompany debt, certain KCSM subsidiaries guaranteed repayment of the amounts due under the 2011 KCSM Credit Agreement (up to the amount permitted by KCSM’s outstanding indentures) and certain equity interests as defined in the 2011 KCSM Credit Agreement were pledged to secure obligations under the 2011 KCSM Credit Agreement.
The 2011 KCSM Credit Agreement contains representations, warranties and covenants typical of such credit agreements, including financial covenants related to a leverage ratio and an interest coverage ratio as defined in the 2011 KCSM Credit Agreement. Events of default under the 2011 KCSM Credit Agreement include, but are not limited to, certain payment defaults; breach of any representation or warranty; non-performance of covenants and obligations; default on other indebtedness; certain judgments rendered; restrictions or requirements limiting the availability or the transfer of foreign exchange; a change in control; bankruptcy or insolvency of KCSM and certain subsidiaries and obligors; an impairment of security; the failure of subordination; certain actions by a governmental authority; failure to obtain certain consents; and termination of the concession title. The occurrence of an event of default could result in the acceleration of the repayment of any outstanding principal balance of the 2011 KCSM Revolving Facility.
As of December 31, 2011, KCSM had no outstanding amount under the 2011 KCSM Revolving Facility.
7 5/8% Senior Notes. On November 21, 2006, KCSM issued $175.0 million principal amount of 7 5/8% senior unsecured notes due December 1, 2013 (the “7 5/8% Senior Notes”), which bore interest semiannually at a fixed annual rate of 7 5/8%. The 7 5/8% Senior Notes were redeemable at KCSM’s option in whole or in part on or after December 1, 2010, subject to certain limitations, at the following redemption prices (expressed in percentages of principal amount), plus any accrued and unpaid interest: 2010 - 103.813%, 2011 - 101.906% and 2012 - 100.000%. In addition, the 7 5/8% Senior Notes were redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued and unpaid interest, in the event of certain changes in the Mexican withholding tax rate.
On November 2, 2010, pursuant to an offer to purchase, KCSM commenced a cash tender offer and a consent solicitation for its 7 5/8% Senior Notes. On December 20, 2010, KCSM purchased $142.6 million principal amount of the tendered 7 5/8% Senior Notes in accordance with the terms and conditions of the tender offer set forth in the offer to purchase using the proceeds received from the issuance of $185.0 million principal amount of KCSM 6 5/8% senior unsecured notes due December 15, 2020 (the “6 5/8% Senior Notes”). On May 6, 2011, pursuant to an offer to purchase, KCSM commenced a cash tender offer and consent solicitation for all of the outstanding 7 5/8% Senior Notes. Through June 7, 2011, KCSM purchased and redeemed the remaining $32.4 million of the 7 5/8% Senior Notes using the proceeds received from the issuance of $200.0 million principal amount of 6 1/8% senior unsecured notes due June 15, 2021 (the “6 1/8% Senior Notes”) and available cash.
7 3/8% Senior Notes. On May 16, 2007, KCSM issued $165.0 million principal amount of 7 3/8% senior unsecured notes due June 1, 2014 (the “7 3/8% Senior Notes”), which bore interest semiannually at a fixed annual rate of 7 3/8%. The 7 3/8% Senior Notes were redeemable at KCSM’s option, in whole but not in part, at 100% of their principal amount, plus any accrued and unpaid interest, in the event of certain changes in the Mexican withholding tax rate, and in whole or in part, on or after June 1, 2011, subject to certain limitations, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2011 - 103.688%, 2012 - 101.844% and 2013 - 100.000%.
On May 6, 2011, pursuant to an offer to purchase, KCSM commenced a cash tender offer and consent solicitation for all of the outstanding 7 3/8% Senior Notes. Through June 7, 2011, KCSM purchased and redeemed all of the outstanding $165.0 million of the 7 3/8% Senior Notes using the proceeds received from the issuance of the 6 1/8% Senior Notes and available cash.
12 1/2% Senior Notes. On March 30, 2009, KCSM issued $200.0 million principal amount of 12 1/2% senior unsecured notes due April 1, 2016 (the “12 1/2% Senior Notes”), which bear interest semiannually at a fixed annual rate of 12 1/2%. The 12 1/2% Senior Notes were issued at a discount to par value, resulting in an $11.0 million discount and a yield to maturity of 13 3/4%. KCSM used a portion of the net proceeds from the offering to repay all amounts outstanding under a credit agreement

KCSM entered into on June 14, 2007 (the “2007 KCSM Credit Agreement”). The 12 1/2% Senior Notes are redeemable at KCSM’s option in whole or in part on and after April 1, 2013, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2013 - 106.250%, 2014 - 103.125% and 2015 - 100.000%. In addition, the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued and unpaid interest, in the event of certain changes in the Mexican withholding tax rate.
On June 4, 2010, the Company redeemed $70.0 million principal amount of the 12 1/2% Senior Notes pursuant to a provision which allowed KCSM to redeem up to 35% of the 12 ½% Senior Notes any time prior to April 1, 2012 at par value plus coupon from the proceeds of any sale of capital stock in KCSM or KCS. This followed KCS’s offering of 5.8 million shares of common stock for net proceeds of $214.9 million in May 2010. On November 2, 2010, pursuant to an offer to purchase, KCSM commenced a cash tender offer for its 12 1/2% Senior Notes and on December 20, 2010, KCSM purchased $31.9 million principal amount of the tendered 12 1/2% Senior Notes in accordance with the terms and conditions of the tender offer set forth in the offer to purchase using the proceeds received from the issuance of the 6 5/8% Senior Notes.
KCSM 8.0% Senior Notes. On January 22, 2010, KCSM issued $300.0 million principal amount of 8.0% senior unsecured notes due February 1, 2018 (the “KCSM 8.0% Senior Notes”), which bear interest semiannually at a fixed annual rate of 8.0%. The KCSM 8.0% Senior Notes were issued at a discount to par value, resulting in a $4.3 million discount and a yield to maturity of 8 1/4%. KCSM used the net proceeds from the issuance of the KCSM 8.0% Senior Notes and available cash to purchase $290.0 million principal amount of the 9 3/8% senior unsecured notes due May 1, 2012 (the “9 3/8% Senior Notes”) tendered under an offer to purchase and pay all fees and expenses incurred in connection with the KCSM 8.0% Senior Notes offering and the tender offer. The KCSM 8.0% Senior Notes are redeemable at KCSM’s option, in whole or in part, on and after February 1, 2014, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2014 - 104.000%, 2015 - 102.000%, 2016 and thereafter - 100.000%. In addition, KCSM may redeem up to 35% of the KCSM 8.0% Senior Notes any time prior to February 1, 2013 at par value plus coupon from the proceeds of the sale of capital stock in KCSM or KCS and the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued and unpaid interest, in the event of certain changes in the Mexican withholding tax rate.
6 5/8% Senior Notes. On December 20, 2010, KCSM issued the 6 5/8% Senior Notes due December 15, 2020, which bear interest semiannually at a fixed annual rate of 6 5/8%. KCSM used the net proceeds from the issuance of the 6 5/8% Senior Notes and available cash to purchase $142.6 million principal amount of the 7 5/8% Senior Notes and $31.9 million principal amount of the 12 1/2% Senior Notes tendered under an offer to purchase and pay all fees and expenses incurred in connection with the 6 5/8% Senior Notes offering and the tender offers. The 6 5/8% Senior Notes are redeemable at KCSM’s option, in whole or in part prior to December 15, 2015, by paying the greater of either 101% of the principal amount or the principal amount plus a “make whole” premium and in whole or in part on and after December 15, 2015, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2015 - 103.313%, 2016 - 102.208%, 2017 -101.104%, 2018 and thereafter - 100.000%. In addition, KCSM may redeem up to 35% of the 6 5/8% Senior Notes at a redemption price equal to 106.625% any time prior to December 15, 2013 at par value plus coupon from the proceeds of the sale of capital stock in KCSM or KCS and the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued and unpaid interest, in the event of certain changes in the Mexican withholding tax rate.
6 1/8% Senior Notes. On May 20, 2011, KCSM issued the 6 1/8% Senior Notes due June 15, 2021 at par, which bear interest semiannually at a fixed annual rate of 6 1/8%. KCSM used the proceeds from the issuance of the 6 1/8% Senior Notes and available cash to purchase and redeem the 7 5/8% Senior Notes and 7 3/8% Senior Notes as discussed above, and pay all fees and expenses incurred in connection with the 6 1/8% Senior Notes offering and the tender offers. The 6 1/8% Senior Notes are redeemable at KCSM’s option, in whole or in part prior to June 15, 2016, by paying the greater of either 101% of the principal amount or the principal amount plus a “make whole” premium and in whole or in part after June 15, 2016, at the following redemption prices (expressed as percentages of principal amount) if redeemed during the 12-month period commencing on June 15 of the following years, plus any accrued and unpaid interest to the date of redemption: 2016 - 103.063%, 2017 - 102.042%, 2018 - 101.021%, 2019 and thereafter - 100.000%. In addition, KCSM may redeem up to 35% of the 6 1/8% Senior Notes at a redemption price equal to 106.125% any time prior to June 15, 2014 from the proceeds of the sale of KCSM’s capital stock or the capital stock of KCS, and the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued unpaid interest in the event of certain changes in the Mexican withholding tax rate.
All of KCSM’s senior notes described above are denominated in dollars, are unsecured, unsubordinated obligations, rank pari passu in right of payment with KCSM’s existing and future unsecured, unsubordinated obligations, and are senior in right of payment to KCSM’s future subordinated indebtedness. In addition, KCSM’s senior notes include certain covenants which are customary for these types of debt instruments issued by borrowers with similar credit ratings, restrict or prohibit certain actions and are similar in nature to those contained in the 2011 KCSM Credit Agreement.  Certain of these covenants no longer apply if KCSM’s senior notes are assigned an investment grade rating by both Moody’s Investors Service and Standard & Poor’s Rating Services.
5.737% Financing Agreement. On February 26, 2008, KCSM entered into a financing agreement with Export Development Canada (“EDC”) for an aggregate principal amount of $72.8 million. KCSM used the proceeds to finance 85.0% of the purchase price of forty new SD70ACe locomotives purchased by KCSM in late 2007 and early 2008. KCSM granted EDC a security interest in the locomotives to secure the loan. The financing agreement requires KCSM to make thirty equal semi-annual principal payments of approximately $2.4 million plus interest at an annual rate of 5.737%, with the final payment due and payable on February 28, 2023.
6.195% Financing Agreement. On September 24, 2008, KCSM entered into a financing agreement with DVB Bank AG (“DVB”) for an aggregate principal amount of $52.2 million. KCSM used the proceeds to finance approximately 80% of the purchase price of twenty-nine ES44AC locomotives purchased by KCSM in June 2008. KCSM granted DVB a security interest in the locomotives to secure the loan. The financing agreement requires KCSM to make sixty equal quarterly principal payments plus interest at an annual rate of 6.195%, with the final payment due and payable on September 29, 2023.
9.310% Loan Agreements. On September 1, 2011, KCSM, as borrower, entered into five Loan Agreements (each a “Loan Agreement”, and collectively, the “Loan Agreements”) with General Electric Capital Corporation, as lender (“GE”), each with a principal amount of approximately $18.2 million. KCSM used the loan proceeds to finance approximately 88% of the purchase price of seventy-five GE AC4400 CW locomotives (the “Locomotives”) purchased by KCSM from GE on September 1, 2011. The Locomotives were previously leased by KCSM from GE pursuant to a Lease Agreement dated April 30, 1998. The Lease Agreement, which had been accounted for as an operating lease, was terminated with the purchase of the Locomotives by KCSM. To secure the loans from GE, KCSM transferred legal ownership of the Locomotives to five irrevocable trusts established by KCSM to which GE is the primary beneficiary and KCSM has a right of reversion upon satisfaction of the obligations of the Loan Agreements.
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
KCSM’s locomotive financing agreements contain representations, warranties and covenants typical of such equipment loan agreements. Events of default in the financing agreements include, but are not limited to, certain payment defaults, certain bankruptcy and liquidation proceedings and the failure to perform any covenants or agreements contained in the financing agreements. Any event of default could trigger acceleration of KCSM’s payment obligations under the terms of the financing agreements.
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
Shelf Registration Statements and Public Securities Offerings
KCS has one current shelf registration statement on file with the SEC (the “Universal Shelf” — Registration No. 333-178086). The Universal Shelf was filed on November 21, 2011 in accordance with the securities offering reform rules of the SEC that allow “well-known seasoned issuers” to register an unspecified amount of different types of securities on an immediately effective Form S-3 registration statement. The Universal Shelf will expire on November 21, 2014.

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
Capitalization, Depreciation and Amortization of Property and Equipment (including Concession Assets)
Due to the highly capital intensive nature of the railroad industry, capitalization and depreciation of property and equipment are substantial components of the Company’s consolidated financial statements. Net property and equipment, including concession assets, comprised approximately 87% of the Company’s total assets as of December 31, 2011, and related depreciation and amortization comprised approximately 13% of total operating expenses for the year ended December 31, 2011.
The Company’s annual capital expenditures are primarily for capital replacement programs which are generally constructed by employees. KCS capitalizes costs for self-constructed additions and improvements to property including direct labor and material, indirect overhead costs, and interest during long-term construction projects. Direct costs are charged to capital projects based on the work performed and the material used. Indirect overhead costs are allocated to capital projects as a standard percentage, which is evaluated annually, and applied to direct labor and material costs. Asset removal activities are performed in conjunction with replacement activities; therefore, removal costs are estimated based on a standard percentage of direct labor and indirect overhead costs related to capital replacement projects. For purchased assets, all costs necessary to make the asset ready for its intended use are capitalized. Expenditures that significantly increase asset values or extend useful lives are capitalized. Repair and maintenance costs are expensed as incurred.
Properties and equipment are carried at cost and are depreciated primarily on the group method of depreciation, which the Company believes closely approximates a straight line basis over the estimated useful lives measured in years. Costs incurred by the Company to acquire the concession rights and related assets, as well as subsequent improvements to the concession assets, are capitalized and amortized using the group method of depreciation over the lesser of the current expected Concession term, including probable renewal, or the estimated useful lives of the assets and rights. Remaining properties, primarily technology and leasehold improvements, are depreciated using the straight line method over the lesser of estimated useful or lease lives.
KCS follows the group method of depreciation which applies a composite rate to classes of similar assets rather than to individual assets. Composite depreciation rates are based upon the Company’s estimates of the expected average useful lives of assets as well as expected net salvage value at the end of their useful lives. In developing these estimates, the Company utilizes periodic depreciation studies performed by an independent engineering firm. Depreciation rate studies are performed at least every three years for equipment and at least every six years for road property (rail, ties, ballast, etc.). The depreciation studies take into account factors such as:

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
Also under the group method of depreciation, the cost of railroad property and equipment (net of salvage or sales proceeds) retired or replaced in the normal course of business is charged to accumulated depreciation with no gain or loss recognized. The cost of the property and equipment retired is based on actual historical costs. Gains or losses on dispositions of land or non-group property and abnormal retirements of railroad property are recognized through income. A retirement of railroad property would be considered abnormal if the cause of the retirement is unusual in nature and its actual life is significantly shorter than what would be expected for that group based on the depreciation studies. An abnormal retirement could cause the Company to re-evaluate the estimated useful life of the impacted asset class. There were no significant gains or losses from abnormal retirements of property or equipment for any of the three years ended December 31, 2011.

During the year ended December 31, 2011, KCS engaged an independent engineering firm to assist management in performing a depreciation study on KCSM’s road property and equipment.  The depreciation impacts of the study results were immaterial to 2011 consolidated financial results.
Effective as of October 1, 2010, the Company changed depreciation rates on certain locomotive and road assets based on reassessment of the adequacy of the accumulated depreciation provisions, asset usage and replacement patterns. The full year net depreciation expense reduction in 2011 resulting from these changes was $4.2 million.
Effective as of October 1, 2009, KCS extended its useful life estimates for KCSM’s concession assets. At the time the Concession was granted, because there was no previous experience with the Mexican government granting railroad concessions to private companies and due to the lack of experience in working with the SCT and operating under the concession rights, the Company used the shorter of the estimated useful life of the underlying assets or the current Concession term, which ends in 2047, as the useful life estimate for concession assets. As part of the Company’s ongoing assessment of useful lives of property, a determination was made in the fourth quarter of 2009 that it was probable that the Concession would be renewed for an additional 50-year term at the end of the current term. This determination and the ongoing evaluation of the useful lives of concession assets considers the aggregation of the following facts and circumstances:

▪
KCSM operations are an integral part of the KCS operations strategy, and related investment analyses and operational decisions assume that the Company’s cross border rail business operates into perpetuity, and do not assume that Mexico operations terminate at the end of the current Concession term;

▪
The Company’s executive management is dedicated to ensuring compliance with the various provisions of the Concession agreement and to maintaining positive relationships with the SCT and other Mexican federal, state, and municipal governmental authorities;

▪
During the time since the Concession was granted, the relationships between KCSM and the various Mexican governmental authorities have matured and the guidelines for operating under the Concession have become more defined with experience; and

▪	There are no known supportable sanctions or compliance issues that would cause the SCT to revoke the Concession or prevent KCSM from renewing the Concession.
Based on the above factors, the Company continues to believe it is probable that the Concession will be renewed for an additional 50-year term beyond the current term. Accordingly, capital assets required to operate under the Concession are depreciated over the shorter of the asset group’s useful life or the current Concession term plus one additional 50-year term. Considering the asset base in service at the time of the 2009 reassessment, lengthening of the assumed Concession term reduced annual depreciation expense by approximately $10.4 million.
Estimation of the average useful lives of assets and net salvage values require significant management judgment. Estimated average useful lives may vary over time due to changes in physical use, technology, asset strategies and other factors that could have an impact on the retirement experience of the asset classes. Accordingly, changes in the assets’ estimated useful lives could materially impact future periods’ depreciation expense. Depreciation and amortization expense for the year ended December 31, 2011 was $186.2 million. If the weighted average useful lives of assets were changed by one year, annual depreciation and amortization expense would change approximately $5.9 million.
Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value would be reduced to the estimated fair value. Future cash flow estimates for an impairment review would be based on the lowest level of identifiable cash flows, which are the Company’s U.S. and Mexican operations. During the year ended December 31, 2011, management did not identify any indicators of impairment.

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
Provision for Income Taxes
Deferred income taxes represent a substantial net liability of the Company. For financial reporting purposes, management determines the current tax liability, as well as deferred tax assets and liabilities, in accordance with the liability method of accounting for income taxes. The provision for income taxes is the sum of income taxes both currently payable and deferred into the future. Currently payable income taxes represent the liability related to the Company’s U.S., state and foreign income tax returns for the current year and anticipated tax payments resulting from income tax audits, while the net deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities as reported on the balance sheet. The changes in deferred tax assets and liabilities are determined based upon the changes in differences between the carrying amount of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes as measured using the enacted tax rates that management estimates will be in effect when these differences reverse.
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
The general principles and complexities of income tax accounting related to Mexico apply to the calculation of the statutorily required Mexico employee profit sharing expense, current liability and deferred liability. The employee profit sharing expense is recorded within compensation and benefits in the consolidated statements of income.
For the year ended December 31, 2011, income tax expense totaled $123.1 million. For every 1% change in the 2011 effective rate, income tax expense would have changed by approximately $4.6 million. If the exchange rate used at the end of 2011 increased by Ps.0.1 from Ps.14.0 per U.S. dollar to Ps.14.1 per U.S. dollar, the tax expense would have decreased by approximately $2.0 million. For an increase of 1% in the Mexican inflation rate, the tax expense would have increased by approximately $0.8 million.

OTHER MATTERS
Litigation. The Company is a party to various legal proceedings and administrative actions, all of which are of an ordinary, routine nature and incidental to its operations. Included in these proceedings are various tort claims brought by current and former employees for job related injuries and by third parties for injuries related to railroad operations. KCS aggressively defends these matters and has established liability provisions that management believes are adequate to cover expected costs. Although it is not possible to predict the outcome of any legal proceeding, in the opinion of the Company’s management, other than those proceedings described in Note 14 to the Consolidated Financial Statements in Item 8 of this Form 10-K, such proceedings and actions should not, individually, or in the aggregate, have a material adverse effect on the Company’s consolidated financial statements.
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
Interest Rate Sensitivity. Floating-rate indebtedness totaled $346.3 million and $307.4 million at December 31, 2011 and 2010, respectively. The Company’s revolving credit facilities and term loan facilities contain variable rate debt that accrues interest based on target interest indexes (London Interbank Offered Rate — “LIBOR” or an alternative base rate) plus an applicable spread. Given the balance of $346.3 million of variable rate debt at December 31, 2011, KCS is sensitive to fluctuations in interest rates. For example, a hypothetical 100 basis points increase in each of the respective target interest indexes would result in additional interest expense of $3.5 million on an annualized basis for the floating-rate instruments issued by the Company as of December 31, 2011.
Based upon the borrowing rates available to KCS and its subsidiaries for indebtedness with similar terms and average maturities, the fair value of debt was approximately $1,741.3 million and $1,739.8 million at December 31, 2011 and 2010, respectively, compared with a carrying value of $1,639.1 million and $1,639.7 million at December 31, 2011 and 2010, respectively.
Commodity Price Sensitivity. KCS periodically participates in diesel fuel purchase commitment and swap transactions. At December 31, 2011 and 2010, KCS did not have any outstanding fuel swap agreements. The Company also holds fuel inventories for use in operations. These inventories are not material to KCS’s overall financial position. Fuel costs are expected to reflect market conditions in 2012; however, fuel costs are unpredictable and subject to a variety of factors outside the Company’s control. Assuming annual consumption of 130 million gallons, a 10 cent change in the price per gallon of fuel would cause a $13.0 million change in operating expenses. KCS is able to reduce the impact of increased fuel costs through fuel surcharge revenues from customers.
Foreign Exchange Sensitivity. While KCS’s foreign subsidiaries use the U.S. dollar as their functional currency, a portion of the foreign subsidiaries’ revenues and expenses are denominated in Mexican pesos.  Based on the volume of revenue and expense transactions denominated in Mexican pesos, revenue and expense fluctuations generally offset, with insignificant net impacts to operating income.
The Company has exposure to fluctuations in the value of the Mexican peso against the U.S. dollar due to its net monetary assets that are denominated in Mexican pesos.  For example, a hypothetical 10% increase in the Mexican peso to the U.S. dollar exchange rate on net peso denominated monetary assets of Ps.835.3 million at December 31, 2011, would result in a foreign exchange loss of approximately $5.4 million, and a 10% decrease in the exchange rate would result in a foreign exchange gain of approximately $6.6 million.
For income taxes paid in Mexico, which are paid in Mexican pesos, the revaluation of U.S. denominated amounts (primarily debt) into Mexican pesos is taxed currently under Mexican tax law.  If the exchange rate used at the end of 2011 increased from Ps. 14.0 per U.S. dollar to Ps. 14.1 per U.S. dollar, income tax expense for the year ended December 31, 2011 would have decreased by approximately $2.0 million.

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
Under the supervision and participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (commonly referred to as the COSO framework). Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011, based on the criteria outlined in the COSO framework.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report, which immediately follows this report.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Kansas City Southern:
We have audited Kansas City Southern’s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Kansas City Southern maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kansas City Southern as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 8, 2012 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Kansas City, Missouri
February 8, 2012

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Kansas City Southern:
We have audited the accompanying consolidated balance sheets of Kansas City Southern and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kansas City Southern and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kansas City Southern’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 8, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Kansas City, Missouri
February 8, 2012

Kansas City Southern and Subsidiaries
Consolidated Statements of Income
Years Ended December 31,

	2011	2010	2009
	(In millions, except share and per share amounts)
Revenues	$2,098.3	$1,814.8	$1,480.2
Operating expenses:
Compensation and benefits	423.8	369.3	328.7
Purchased services	204.8	189.1	173.7
Fuel	346.5	263.6	189.4
Equipment costs	167.1	157.4	164.1
Depreciation and amortization	186.2	184.9	181.6
Materials and other	183.9	164.0	175.9
Gain on insurance recoveries related to hurricane damage	(25.6)	—	—
Total operating expenses	1,486.7	1,328.3	1,213.4
Operating income	611.6	486.5	266.8
Equity in net earnings of unconsolidated affiliates	18.2	19.7	7.7
Interest expense	(129.1)	(158.1)	(173.7)
Debt retirement costs	(38.7)	(68.3)	(5.9)
Foreign exchange gain (loss)	(9.2)	4.7	2.1
Other income, net	2.2	4.7	5.2
Income before income taxes	455.0	289.2	102.2
Income tax expense	123.1	109.2	34.1
Net income	331.9	180.0	68.1
Less: Net income (loss) attributable to noncontrolling interest	1.6	(0.2)	1.0
Net income attributable to Kansas City Southern and subsidiaries	330.3	180.2	67.1
Preferred stock dividends	1.6	11.0	11.0
Net income available to common stockholders	$328.7	$169.2	$56.1

Earnings per share:
Basic earnings per share	$3.04	$1.69	$0.60
Diluted earnings per share	$3.00	$1.67	$0.60

Average shares outstanding (in thousands):
Basic	108,208	100,054	93,145
Potentially dilutive common shares	1,622	7,480	504
Diluted	109,830	107,534	93,649

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Balance Sheets
December 31,

	2011	2010
	(In millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$72.4	$85.4
Accounts receivable, net	166.0	160.0
Materials and supplies	109.6	101.4
Deferred income taxes	225.0	138.2
Other current assets	69.5	91.2
Total current assets	642.5	576.2
Investments	50.4	46.4
Restricted funds	21.7	22.0
Property and equipment (including concession assets), net	5,349.5	4,902.4
Other assets	108.9	93.9
Total assets	$6,173.0	$5,640.9
LIABILITIES AND EQUITY
Current liabilities:
Debt due within one year	$36.3	$18.1
Accounts payable and accrued liabilities	401.1	403.0
Total current liabilities	437.4	421.1
Long-term debt	1,602.8	1,621.6
Deferred income taxes	861.4	654.5
Other noncurrent liabilities and deferred credits	212.7	230.0
Total liabilities	3,114.3	2,927.2
Commitments and contingencies	—	—
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding	6.1	6.1
Series D — cumulative convertible perpetual preferred stock, $1 par, 5.125%, 210,000 shares authorized and issued at December 31, 2010; 209,995 shares outstanding with a liquidation preference of $1,000 per share at December 31, 2010	—	0.2
$.01 par, common stock, 400,000,000 shares authorized; 123,352,185 and 116,352,298 shares issued at December 31, 2011 and 2010, respectively; 109,910,857 and 102,648,845 shares outstanding at December 31, 2011 and 2010, respectively	1.1	1.0
Paid-in capital	884.2	877.2
Retained earnings	1,875.3	1,548.0
Accumulated other comprehensive loss	(2.2)	(1.4)
Total stockholders’ equity	2,764.5	2,431.1
Noncontrolling interest	294.2	282.6
Total equity	3,058.7	2,713.7
Total liabilities and equity	$6,173.0	$5,640.9

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,

	2011	2010	2009
	(In millions)
Operating activities:
Net income	$331.9	$180.0	$68.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	186.2	184.9	181.6
Deferred income taxes	120.7	106.2	30.9
Equity in net earnings of unconsolidated affiliates	(18.2)	(19.7)	(7.7)
Share-based compensation	8.5	8.8	9.9
Excess tax benefit from share-based compensation	(0.2)	(1.2)	(1.5)
Deferred compensation	22.6	5.1	3.2
Distributions from unconsolidated affiliates	18.1	19.5	7.3
Gain on insurance recoveries related to hurricane damage	(25.6)	—	—
Cash payments related to hurricane damage	(3.3)	(27.8)	—
Insurance proceeds related to hurricane damage	40.2	8.2	—
Gains on sale of assets	(0.5)	(1.7)	(3.8)
Debt retirement costs	38.7	68.3	5.9
Changes in working capital items:
Accounts receivable	(1.5)	(20.2)	23.3
Materials and supplies	(7.2)	6.3	(12.3)
Other current assets	(26.8)	(4.8)	8.6
Accounts payable and accrued liabilities	(10.6)	18.5	(19.9)
Other, net	(35.0)	(34.1)	(3.1)
Net cash provided by operating activities	638.0	496.3	290.5
Investing activities:
Capital expenditures	(495.0)	(287.3)	(346.8)
Acquisition of an intermodal facility, net of cash acquired	—	(25.0)	—
Property investments in MSLLC	(33.3)	(25.2)	(22.0)
Contributions from noncontrolling interest	10.0	—	—
Insurance proceeds related to hurricane damage	12.4	1.8	—
Proceeds from disposal of property	10.0	8.3	13.9
Other, net	(14.5)	15.9	10.9
Net cash used for investing activities	(510.4)	(311.5)	(344.0)
Financing activities:
Proceeds from issuance of long-term debt	550.0	480.7	202.1
Repayment of long-term debt	(653.3)	(839.7)	(319.1)
Proceeds from common stock issuance	—	214.9	73.9
Debt costs	(36.6)	(65.1)	(9.3)
Proceeds from employee stock plans	2.1	2.1	3.0
Excess tax benefit from share-based compensation	0.2	1.2	1.5
Preferred stock dividends paid	(3.0)	(11.0)	(11.0)
Net cash used for financing activities	(140.6)	(216.9)	(58.9)
Cash and cash equivalents:
Net decrease during each year	(13.0)	(32.1)	(112.4)
At beginning of year	85.4	117.5	229.9
At end of year	$72.4	$85.4	$117.5
Supplemental cash flow information
Non-cash investing and financing activities:
Capital expenditures accrued but not yet paid at end of year	$62.0	$57.4	$24.9
Capital lease obligations incurred	0.7	3.7	—
Non-cash asset acquisitions	116.1	7.3	21.3
Property contribution from noncontrolling interest	—	—	9.6
Cash payments:
Interest paid, net of amounts capitalized	$125.0	$153.0	$174.0
Income tax payments, net of refunds	0.9	1.6	3.5
See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Changes in Equity and Comprehensive Income

	$25 Par Preferred Stock	$1 Par Cumulative Preferred Stock	$.01 Par Common Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total
		Series D 5.125%
	(In millions)
Balance at December 31, 2008	$6.1	$0.2	$0.9	$572.3	$1,322.7	$(5.6)	$273.7	$2,170.3
Comprehensive income:
Net income					67.1		1.0	68.1
Unrealized loss on cash flow hedges, net of tax of $(0.9) million						(1.6)		(1.6)
Reclassification adjustment from cash flow hedges included in net income, net of tax of $1.3 million						2.3		2.3
Amortization of prior service credit, net of tax of $(0.1) million						(0.2)		(0.2)
Cumulative translation adjustment - FTVM, net of tax of $(0.1) million						0.7		0.7
Comprehensive income	—	—	—	—	67.1	1.2	1.0	69.3
Contributions from noncontrolling interest							9.6	9.6
Distribution to noncontrolling interest							(1.5)	(1.5)
Common stock issued				73.9				73.9
Dividends on $25 par preferred stock ($1.00/share)					(0.2)			(0.2)
Dividends on series D cumulative preferred stock ($51.24/share)					(10.8)			(10.8)
Options exercised and stock subscribed, net of shares withheld for employee taxes				3.8				3.8
Tax benefit from share-based compensation				1.5				1.5
Share-based compensation				9.9				9.9
Balance at December 31, 2009	6.1	0.2	0.9	661.4	1,378.8	(4.4)	282.8	2,325.8
Comprehensive income:
Net income					180.2		(0.2)	180.0
Unrealized loss on cash flow hedges, net of tax of $(0.3) million						(0.4)		(0.4)
Reclassification adjustment from cash flow hedges included in net income, net of tax of $1.9 million						3.2		3.2
Amortization of prior service credit, net of tax of $(0.1) million						(0.2)		(0.2)
Cumulative translation adjustment - FTVM, net of tax of $0.2 million						0.4		0.4
Comprehensive income	—	—	—	—	180.2	3.0	(0.2)	183.0
Common stock issued			0.1	214.8				214.9
Dividends on $25 par preferred stock ($1.00/share)					(0.2)			(0.2)
Dividends on series D cumulative preferred stock ($51.24/share)					(10.8)			(10.8)
Options exercised and stock subscribed, net of shares withheld for employee taxes				(9.0)				(9.0)
Tax benefit from share-based compensation				1.2				1.2
Share-based compensation				8.8				8.8
Balance at December 31, 2010	6.1	0.2	1.0	877.2	1,548.0	(1.4)	282.6	2,713.7
Comprehensive income:
Net income					330.3		1.6	331.9
Reclassification adjustment from cash flow hedges included in net income, net of tax of $0.2 million						0.2		0.2
Amortization of prior service credit, net of tax of $(0.1) million						(0.2)		(0.2)
Cumulative translation adjustment - FTVM, net of tax of $(0.5) million						(0.8)		(0.8)
Comprehensive income	—	—	—	—	330.3	(0.8)	1.6	331.1
Contributions from noncontrolling interest							10.0	10.0
Conversion of series D cumulative convertible preferred stock		(0.2)						(0.2)
Common stock issued for conversion of series D cumulative convertible preferred stock			0.1	0.1				0.2
Dividends on $25 par preferred stock ($1.00/share)					(0.3)			(0.3)
Dividends on series D cumulative preferred stock ($12.81/share)					(2.7)			(2.7)
Options exercised and stock subscribed, net of shares withheld for employee taxes				(1.8)				(1.8)
Tax benefit from share-based compensation				0.2				0.2
Share-based compensation				8.5				8.5
Balance at December 31, 2011	$6.1	$—	$1.1	$884.2	$1,875.3	$(2.2)	$294.2	$3,058.7

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

•
Kansas City Southern de México, S.A. de C.V. (“KCSM”), a wholly-owned subsidiary which operates under the rights granted by the Concession acquired from the Mexican government in 1997 (the “Concession”) as described below;

•	Mexrail, Inc. (“Mexrail”), a wholly-owned consolidated subsidiary; which wholly owns The Texas Mexican Railway Company (“Tex-Mex”);

•
Meridian Speedway, LLC (“MSLLC”), a seventy-one percent-owned consolidated affiliate. On December 1, 2005, KCS and KCSR entered into a transaction agreement with Norfolk Southern Corporation (“NS”) and its wholly-owned subsidiary, The Alabama Great Southern Railroad Company (“AGS”), providing for the formation of a limited liability company between the parties relating to the ownership and improvement of the KCSR rail line between Meridian, Mississippi and Shreveport, Louisiana, which is the portion of the KCSR rail line between Dallas, Texas and Meridian known as the “Meridian Speedway”;

Including equity investments in:

•	Panama Canal Railway Company (“PCRC”), a fifty percent-owned unconsolidated affiliate which includes Panarail Tourism Company (“Panarail”), a wholly-owned subsidiary of PCRC;

•	Southern Capital Corporation, LLC (“Southern Capital”), a fifty percent-owned unconsolidated affiliate that owns and leases locomotives and other equipment;

•
Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”), a twenty-five percent-owned unconsolidated affiliate that provides railroad services as well as ancillary services in the greater Mexico City area; and

•	PTC-220, LLC (“PTC-220”), a fourteen percent-owned unconsolidated affiliate that holds the licenses to large blocks of radio spectrum and other assets for the deployment of positive train control.
The KCSM Concession. KCSM holds a concession from the Mexican government until June 2047 (exclusive through 2027, subject to certain trackage and haulage rights granted to other concessionaires), which is renewable under certain conditions for additional periods of up to 50 years. The Concession is to provide freight transportation services over rail lines which are a primary commercial corridor of the Mexican railroad system. These lines include the shortest, most direct rail passageway between Mexico City and Laredo, Texas and serve most of Mexico’s principal industrial cities and three of its major shipping ports. KCSM has the right to use, but does not own, all track and buildings that are necessary for the rail lines’ operation. KCSM is obligated to maintain the right of way, track structure, buildings and related maintenance facilities to the operational standards specified in the Concession agreement and to return the assets in that condition at the end of the Concession period. KCSM is required to pay the Mexican government a concession duty equal to 0.5% of gross revenues during the first 15 years of the Concession period and, beginning on June 24, 2012, 1.25% of such revenues during the remainder of the period.
Under the Concession and Mexican law, the Company may freely set rates unless the Mexican government determines that there is no effective competition in Mexico’s rail industry. KCSM is required to register its rates with the Mexican government and to provide railroad services to all users on a fair and non-discriminatory basis and in accordance with

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

efficiency and safety standards approved periodically by the Mexican government. In the event that rates charged are higher than the registered rates, KCSM must reimburse customers with interest, and risk the revocation of the Concession.
Mexican Railroad Services Law and regulations and the Concession establish several circumstances under which the Concession will terminate: revocation by the Mexican government, statutory appropriation, or KCSM’s voluntary surrender of its rights or liquidation or bankruptcy. The Concession requires the undertaking of capital projects, including those described in a business plan filed every five years with the Mexican government. KCSM filed its third business plan with the Mexican government in December 2007 in which KCSM committed to certain minimum investment and capital improvement goals, which may be waived by the Mexican government upon application for relief for good cause. The Mexican government could also revoke KCSM’s exclusivity after 2027 if it determines that there is insufficient competition.
The Concession is subject to early termination or revocation under certain circumstances. In the event that the Concession is revoked by the Mexican government, KCSM will receive no compensation. Rail lines and all other fixtures covered by the Concession, as well as all improvements made by KCSM or third parties, will revert to the Mexican government. All other property not covered by the Concession, including all locomotives and railcars otherwise acquired, will remain KCSM’s property. In the event of early termination, or total or partial revocation, the Mexican government would have the right to cause KCSM to lease all service-related assets to it for a term of at least one year, automatically renewable for additional one-year terms up to five years. The amount of the rent would be determined by experts appointed by KCSM and the Mexican government. The Mexican government must exercise this right within four months after early termination or revocation of the Concession. In addition, the Mexican government would have a right of first refusal with respect to certain transfers by KCSM of railroad equipment within 90 days after any revocation of the Concession. The Mexican government may also temporarily seize the rail lines and assets used in operating the rail lines in the event of a natural disaster, war, significant public disturbances, or imminent danger to the domestic peace or economy for the duration of any of the foregoing events; provided, however, that Mexican law requires that the Mexican government pay KCSM compensation equal to damages caused and losses suffered if it effects a statutory appropriation for reasons of the public interest. These payments may not be sufficient to compensate the Company for its losses and may not be timely made.
Employees and Labor Relations. Approximately 80% of KCSR employees are covered by collective bargaining agreements. KCSR participates in industry-wide bargaining as a member of the National Carriers’ Conference Committee. Long-term settlement agreements were reached during 2007 and 2008 covering all of KCSR’s unionized work force through June 30, 2010. These agreements continue in effect until new agreements are reached. Labor negotiations in the rail industry are governed by the Railway Labor Act (the “RLA”), which bars strikes or other self-help until exhaustion of mandatory procedures. Contract negotiations with the various unions generally take place over an extended period of time and have not historically resulted in any strike, boycott, or other disruption in the Company’s business operations.
The nation's largest freight railroads, including KCSR, have been in national (multi-employer) bargaining with the rail unions since January 2010. In September 2011, the railroads ratified the agreement with the largest union, the United Transportation Union, which represents about one third of the KCSR employees covered by this bargaining agreement. On November 5, 2011, a Presidential Emergency Board (“PEB”) appointed by President Obama issued recommendations to resolve the disputes between the U.S. railroads and the 12 unions that had not yet reached agreements. As of December 31, 2011, tentative agreements were reached with 11 of those 12 unions. As of the date of this filing, these agreements have been ratified and will be in effect through 2015.
On February 2, 2012, the railroad industry reached a tentative agreement with the remaining union. The union will commence ratification of this tentative agreement by its members.
KCSM union employees are covered by one labor agreement, which was signed on June 23, 1997, between KCSM and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (Mexican Railroad Union), for a term of 50 years, for the purpose of regulating the relationship between the parties. Approximately 80% of KCSM employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other benefits are subject to negotiation every two years. In October 2011, compensation terms and all other benefits covering the period from July 1, 2011 through June 30, 2012 and the period from July 1, 2011 through June 30, 2013, respectively, were

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

finalized between KCSM and the Mexican Railroad Union. The union labor negotiation with the Mexican Railroad Union has not historically resulted in any strike, boycott, or other disruption in KCSM’s business operations.

Note 2. Significant Accounting Policies
Principles of Consolidation. The accompanying consolidated financial statements are presented using the accrual basis of accounting and include the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.
The equity method of accounting is used for all entities in which the Company or its subsidiaries have significant influence, but not a controlling interest. The Company evaluates less-than-majority-owned investments for consolidation pursuant to consolidation and variable interest entity guidance. The Company does not have any less-than-majority-owned investments requiring consolidation.
Use of Estimates. The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include those related to the recoverability and useful lives of assets, personal injury claims, litigation provisions and income taxes. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates.
Revenue Recognition. The Company recognizes freight revenue based upon the percentage of completion of a commodity movement as a shipment moves from origin to destination, with the related expense recognized as incurred. Other revenues, in general, are recognized when the product is shipped, as services are performed or contractual obligations are fulfilled.
Foreign Exchange Gain (Loss). For financial reporting purposes, foreign subsidiaries maintain records in U.S. dollars, which is the functional currency. The dollar is the currency that reflects the economic substance of the underlying events and circumstances relevant to the entity. Monetary assets and liabilities denominated in pesos are remeasured into dollars using current exchange rates. The difference between the exchange rate on the date of the transaction and the exchange rate on the settlement date, or balance sheet date if not settled, is included in the income statement as foreign exchange gain or loss.
Cash Equivalents. Short-term liquid investments with an initial maturity of three months or less are classified as cash and cash equivalents.
Accounts Receivable, net. Accounts receivable are net of an allowance for uncollectible accounts as determined by historical experience and adjusted for economic uncertainties or known trends. Accounts are charged to the allowance when a customer enters bankruptcy, when an account has been transferred to a collection agent or submitted for legal action, or when a customer is significantly past due and all available means of collection have been exhausted. At December 31, 2011 and 2010, the allowance for doubtful accounts was $4.6 million and $3.7 million, respectively. Bad debt expense was $0.9 million and $1.8 million for the years ended December 31, 2011 and 2009, respectively. For the year ended December 31, 2010, accounts receivable allowance recovery was $1.4 million.
Materials and Supplies. Materials and supplies consisting of diesel fuel, items to be used in the maintenance of rolling stock and items to be used in the maintenance or construction of road property are valued at average cost.
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

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

Restricted Funds. Restricted funds represents cash held by MSLLC which is restricted for use by KCS. These funds are restricted until they are used by MSLLC for capacity additions on the Meridian Speedway.
Property and Equipment (including Concession Assets). KCS capitalizes costs for self-constructed additions and improvements to property including direct labor and material, indirect overhead costs, and interest during long-term construction projects. Direct costs are charged to capital projects based on the work performed and the material used. Indirect overhead costs are allocated to capital projects as a standard percentage, which is evaluated annually, and applied to direct labor and material costs. Asset removal activities are performed in conjunction with replacement activities; therefore, removal costs are estimated based on a standard percentage of direct labor and indirect overhead costs related to capital replacement projects. For purchased assets, all costs necessary to make the asset ready for its intended use are capitalized. Expenditures that significantly increase asset values or extend useful lives are capitalized. Repair and maintenance costs are expensed as incurred.
Properties and equipment are carried at cost and are depreciated primarily on the group method of depreciation, which the Company believes closely approximates a straight line basis over the estimated useful lives measured in years. Costs incurred by the Company to acquire the concession rights and related assets, as well as subsequent improvements to the concession assets, are capitalized and amortized using the group method of depreciation over the lesser of the current expected Concession term, including probable renewal, or the estimated useful lives of the assets and rights. Remaining properties, primarily technology and leasehold improvements, are depreciated using the straight line method over the lesser of estimated useful or lease lives.
KCS follows the group method of depreciation which applies a composite rate to classes of similar assets rather than to individual assets. Composite depreciation rates are based upon the Company’s estimates of the expected average useful lives of assets as well as expected net salvage value at the end of their useful lives. In developing these estimates, the Company utilizes periodic depreciation studies performed by an independent engineering firm. Depreciation rate studies are performed at least every three years for equipment and at least every six years for road property (rail, ties, ballast, etc.). The depreciation studies take into account factors such as:

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
Also under the group method of depreciation, the cost of railroad property and equipment (net of salvage or sales proceeds) retired or replaced in the normal course of business is charged to accumulated depreciation with no gain or loss recognized. The cost of the property and equipment retired is based on actual historical costs. Gains or losses on dispositions of land or non-group property and abnormal retirements of railroad property are recognized through income. A retirement of railroad property would be considered abnormal if the cause of the retirement is unusual in nature and its actual life is significantly shorter than what would be expected for that group based on the depreciation studies. An abnormal retirement could cause the Company to reevaluate the estimated useful life of the impacted asset class.
During the year ended December 31, 2011, KCS engaged an independent engineering firm to assist management in performing a depreciation study on KCSM’s road property and equipment.  The depreciation impacts of the study results were immaterial to 2011 consolidated financial results.
Effective as of October 1, 2010, the Company changed depreciation rates on certain locomotive and road assets based on reassessment of the adequacy of the accumulated depreciation provisions, asset usage and replacement patterns. The full year net depreciation expense reduction in 2011 resulting from these changes was $4.2 million.

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

Effective as of October 1, 2009, KCSM extended its useful life estimates for its concession assets. At the time the Concession was granted, because there was no previous experience with the Mexican government granting railroad concessions to private companies and due to the lack of experience in working with the Mexican Secretaría de Comunicaciones y Transportes (“Secretary of Communications and Transportation” or “SCT”) and operating under the concession rights, the Company used the shorter of the estimated useful life of the underlying assets or the current Concession term, which ends in 2047, as the useful life estimate for concession assets. As part of the Company’s ongoing assessment of useful lives of property, a determination was made in the fourth quarter of 2009 that it was probable that the Concession would be renewed for an additional 50-year term at the end of the current term and that the capital assets required to operate under the Concession would be depreciated over the shorter of the asset group’s useful life or the current Concession term plus one additional 50-year term. This change in accounting estimate was implemented prospectively effective October 1, 2009, reducing amortization expense in the fourth quarter of 2009 by approximately $2.6 million and $10.4 million for each of the years ended December 31, 2011 and 2010, respectively.
Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value would be reduced to the estimated fair value. Future cash flow estimates for an impairment review would be based on the lowest level of identifiable cash flows, which are the Company’s U.S. and Mexican operations. During the year ended December 31, 2011, management did not identify any indicators of impairment.
Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. As of December 31, 2011 and 2010, the goodwill balance was $13.2 million, which is included in other assets in the consolidated balance sheets. Goodwill is not amortized, but is reviewed at least annually, or more frequently as indicators warrant, for impairment. An impairment loss would be recognized to the extent that the carrying amount exceeds the assets’ fair values. The Company performed its annual impairment review for goodwill as of November 30, 2011 and 2010, and concluded there was no impairment in 2011 or 2010.
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
Personal Injury Claims. Personal injury claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The Company’s personal injury liability is based on actuarial studies performed on an undiscounted basis by an independent third party actuarial firm and reviewed by management. The

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

liability is based on claims filed and an estimate of claims incurred but not yet reported. Adjustments to the liability are reflected as operating expenses in the period in which the adjustments are known. Legal fees related to personal injury claims are recorded in operating expense in the period incurred.
Health and Welfare and KCSM Post-Employment Benefits. The Company provides certain medical, life and other post-employment benefits to certain active employees and retirees. The Company uses actuaries to assist management in measuring the benefit obligation and cost based on the current plan provisions, employee demographics, and assumptions about financial and demographic factors affecting the probability, timing and amount of expected future benefit payments. Significant assumptions include the discount rate, rate of increase in compensation levels, and the health care cost trend rate. Actuarial gains and losses determined at the measurement date (typically December 31) are recognized immediately in the consolidated statements of income.
KCSM Employees’ Statutory Profit Sharing. Mexican employees are statutorily entitled to receive Participacion a los Trabajadores de las Utilidades (referred to by its Spanish acronym, PTU or Statutory Profit Sharing). This payment is based on an employer’s net profit based on accounting principles as prescribed in Mexican law, rather than net profit based on U.S. GAAP. Deferred employees’ statutory profit sharing is accounted for using the liability method in a manner similar to income taxes and included as a component of compensation and benefits within the consolidated statements of income.
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
The Company issues treasury stock to settle share-based awards. The Company does not intend to repurchase any shares in 2012 to provide shares to issue as share-based awards; however, management frequently evaluates the appropriateness of the level of shares outstanding.
Income Taxes. Deferred income tax effects of transactions reported in different periods for financial reporting and income tax return purposes are recorded under the liability method of accounting for income taxes. This method gives consideration to the future tax consequences of the deferred income tax items and immediately recognizes changes in income tax laws upon enactment. In addition, the Company has not provided U.S. federal income taxes on the undistributed operating earnings of its foreign investments since the earnings will be reinvested indefinitely or the earnings will be remitted in a tax-free transaction.
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
New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued new guidance on the presentation of comprehensive income, which requires companies to report net income and other comprehensive income in either a single statement or in two consecutive statements. As the guidance impacts presentation only, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. In December 2011, the FASB issued an amendment to this guidance which indefinitely defers the requirement to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. The guidance will be effective for the Company beginning in the first quarter of 2012 with retrospective application required.
In September 2011, the FASB amended the guidance on testing goodwill for impairment. Under this new guidance, companies have the option to first assess qualitative factors to determine if it is more likely than not that goodwill might be

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

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
The following table reconciles the basic earnings per share computation to the diluted earnings per share computation (in millions, except share and per share amounts):

	2011	2010	2009
Net income available to common stockholders for purposes of computing basic earnings per share	$328.7	$169.2	$56.1
Effect of dividends on conversion of convertible preferred stock	1.3	10.8	—
Net income available to common stockholders for purposes of computing diluted earnings per share	$330.0	$180.0	$56.1
Weighted-average number of shares outstanding (in thousands):
Basic shares	108,208	100,054	93,145
Additional weighted average shares attributable to:
Convertible preferred stock	1,245	7,000	—
Stock options and nonvested shares	377	480	504
Diluted shares	109,830	107,534	93,649

Basic earnings per share	$3.04	$1.69	$0.60
Diluted earnings per share	$3.00	$1.67	$0.60

Potentially dilutive shares excluded from the calculation (in thousands):

	2011	2010	2009
Stock options which effect on diluted earnings per share is anti-dilutive	96	4	50
Convertible preferred stock which is anti-dilutive	—	—	7,000

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

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

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
During 2011, the Company settled the portion of the insurance claim related to the property and casualty program, including business interruption, for $66.0 million, before the related self-insured retention of $10.0 million, and the portion of the insurance claim related to general liability for third-party damages for $7.6 million, before the related self-insured retention of $1.0 million. As a result of these settlements, the Company recognized a gain on insurance recoveries of $25.6 million for the year ended December 31, 2011. This gain primarily represents the recovery of lost profits and the replacement value of property in excess of its carrying value, net of the self-insured retentions.
For the years ended December 31, 2011 and 2010, the Company received insurance proceeds of $52.6 million and $10.0 million, respectively.

Note 5. Property and Equipment (including Concession Assets)
Property and Equipment. Property and equipment, including concession assets, and related accumulated depreciation and amortization and depreciation rates for each category are summarized below (in millions, except percentages):

As of December 31, 2011	Cost	Accumulated Depreciation	Net Book Value	Depreciation Rates for 2011
Land	$207.4	$—	$207.4	N/A
Concession land rights	141.2	(18.0)	123.2	1.0%
Rail and other track material (a)	1,431.0	(317.8)	1,113.2	1.8-2.9%
Ties (a)	1,250.6	(259.0)	991.6	2.0-4.1%
Grading	830.5	(114.7)	715.8	1.0%
Bridges and tunnels	555.1	(103.3)	451.8	1.3%
Ballast (a)	541.1	(122.8)	418.3	2.7-4.3%
Other (b)	717.7	(206.2)	511.5	2.9%
Total road property	5,326.0	(1,123.8)	4,202.2	2.6%
Locomotives	654.4	(127.0)	527.4	5.5%
Freight cars	142.0	(69.5)	72.5	4.1%
Other equipment	37.3	(9.2)	28.1	6.8%
Total equipment	833.7	(205.7)	628.0	5.3%
Technology and other	123.3	(87.7)	35.6	14.0%
Construction in progress	153.1	—	153.1	N/A
Total property and equipment (including concession assets)	$6,784.7	$(1,435.2)	$5,349.5	N/A
_____________

(a)	Depreciation rates reflect the range of rates applied based on the density class.

(b)	Other includes signals, buildings and other road assets.

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

As of December 31, 2010	Cost	Accumulated Depreciation	Net Book Value	Depreciation Rates for 2010
Land	$177.0	$—	$177.0	N/A
Concession land rights	141.2	(16.6)	124.6	1.0%
Rail and other track material (a)	1,308.3	(287.3)	1,021.0	1.5-4.2%
Ties (a)	1,135.5	(227.4)	908.1	2.0-4.0%
Grading	815.2	(106.1)	709.1	0.9%
Bridges and tunnels	531.1	(85.0)	446.1	1.3%
Ballast (a)	494.1	(116.6)	377.5	2.5-4.6%
Other (b)	650.3	(196.1)	454.2	2.7%
Total road property	4,934.5	(1,018.5)	3,916.0	2.6%
Locomotives	501.8	(115.0)	386.8	5.8%
Freight cars	144.0	(65.5)	78.5	4.4%
Other equipment	36.9	(8.4)	28.5	5.5%
Total equipment	682.7	(188.9)	493.8	5.5%
Technology and other	121.9	(74.4)	47.5	12.8%
Construction in progress	143.5	—	143.5	N/A
Total property and equipment (including concession assets)	$6,200.8	$(1,298.4)	$4,902.4	N/A
_____________

(a)	Depreciation rates reflect the range of rates applied based on the density class.

(b)	Other includes signals, buildings and other road assets.
Concession assets, net of accumulated amortization of $347.1 million and $305.3 million, totaled $1,855.1 million and $1,800.1 million at December 31, 2011 and 2010, respectively.
The Company capitalized $1.0 million, $1.3 million, and $2.8 million of interest for the years ended December 31, 2011, 2010, and 2009, respectively.
Depreciation and amortization of property and equipment (including concession assets) totaled $186.2 million, $184.9 million and $181.6 million, for 2011, 2010, and 2009, respectively.

Note 6. Other Balance Sheet Captions
Other Current Assets. Other current assets included the following items at December 31 (in millions):

	2011	2010
Refundable taxes	$31.8	$8.0
Prepaid expenses	25.6	21.1
Deferred employees’ statutory profit sharing asset	11.7	36.8
Insurance receivable related to hurricane damage	—	23.4
Other	0.4	1.9
Other current assets	$69.5	$91.2

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities included the following items at December 31 (in millions):

	2011	2010
Accounts payable	$202.6	$198.3
Derailments, personal injury and other claim provisions	65.2	56.0
Accrued wages and vacation	63.7	66.4
Interest payable	17.5	19.5
Rents and leases payable	14.3	17.4
Income and other taxes	11.4	12.2
Other	26.4	33.2
Accounts payable and accrued liabilities	$401.1	$403.0

Note 7. Acquisition
On March 3, 2010, the Company acquired an intermodal facility in Mexico. The aggregate purchase price for the intermodal facility was $25.1 million, which was funded with available cash. As a result of the final valuation completed in the second quarter of 2010, the Company recorded goodwill of $2.6 million and identifiable intangible assets of $2.0 million. The acquisition is not material to the Company’s consolidated financial statements.

Note 8. Fair Value Measurements
The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of the short-term financial instruments approximates fair value due to their short-term nature.
The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $1,741.3 million and $1,739.8 million at December 31, 2011 and 2010, respectively. The carrying value was $1,639.1 million and $1,639.7 million at December 31, 2011 and 2010, respectively.
The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in Note 2 — “Significant Accounting Policies”. As of December 31, 2010, the Company’s derivative financial instruments consisted of an interest rate liability contract of $0.4 million which was classified as Level 2. There were no derivative financial instruments outstanding as of December 31, 2011. The Company determines the fair values of its derivative financial instrument positions based upon pricing models using inputs observed from actively quoted markets. Pricing models take into consideration the contract terms as well as other inputs, including forward interest rate curves.

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

Note 9. Long-Term Debt
Long-term debt at December 31 (in millions):

	2011	2010
KCSR
Revolving credit facility, variable interest rate, 1.800% at December 31, 2011, due 2016	$50.0	$—
Term loan, variable interest rate, 1.795% at December 31, 2011, due 2017	296.3	307.4
13.0% senior notes	—	113.7
8.0% senior notes, due 2015	275.0	275.0
Capital lease obligations, due serially to 2017	11.7	13.4
Other debt obligations	0.4	0.5
Tex-Mex
RRIF loan, 4.29%, due serially to 2030	42.5	43.9
KCSM
Revolving credit facility, variable interest rate, due 2016	—	—
7 5/8% senior notes	—	32.4
7 3/8% senior notes	—	165.0
12 1/2% senior notes, due 2016	94.3	93.6
8.0% senior notes, due 2018	296.5	296.0
6 5/8% senior notes, due 2020	185.0	185.0
6 1/8% senior notes, due 2021	200.0	—
5.737% financing agreement, due 2023	52.8	60.6
6.195% financing agreement, due 2023	40.9	44.4
9.310% loan agreements, due 2020	88.1	—
Capital lease obligations, due serially to 2012	1.5	3.4
Other debt obligations	3.9	5.2
KCS
Other debt obligations	0.2	0.2
Total	1,639.1	1,639.7
Less: Debt due within one year	36.3	18.1
Long-term debt	$1,602.8	$1,621.6

KCSR Debt
Revolving Credit Facility and Term Loans. On April 28, 2006, KCS, KCSR and the other subsidiary guarantors named therein entered into an amended and restated credit agreement (the “2006 KCSR Credit Agreement”), in an aggregate amount of $371.1 million with The Bank of Nova Scotia and other lenders named in the 2006 KCSR Credit Agreement. The 2006 KCSR Credit Agreement initially consisted of a $125.0 million revolving credit facility with a letter of credit sublimit of $25.0 million and swing line advances of up to $15.0 million, and a $246.1 million term loan facility (the “Term Loan B Facility”). On May 31, 2007, KCSR entered into Amendment No. 1 to the 2006 KCSR Credit Agreement which provided for a new $75.0 million term loan facility (the “Term Loan C Facility”) under the 2006 KCSR Credit Agreement. On March 16, 2010, KCSR entered into Amendment No. 2 to the 2006 KCSR Credit Agreement which extended the maturity of the revolving credit facility of the 2006 KCSR Credit Agreement from April 28, 2011 to April 28, 2013. In consideration for this change, the Applicable Margin (as defined in Amendment No. 2) in respect of the revolving credit facility and swing line advances was increased. In addition, Amendment No. 2 modified certain covenants of the 2006 KCSR Credit Agreement to permit the

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

incurrence of certain indebtedness and the creation of liens related to such indebtedness, as well as certain prepayments of existing unsecured debt.
On July 12, 2011, KCS together with KCSR and certain subsidiaries named therein as guarantors (the “Subsidiary Guarantors”), entered into an amended and restated credit agreement (the “2011 KCSR Credit Agreement”) with various lenders. The 2011 KCSR Credit Agreement provides KCSR with (i) a five-and-one-half year $300.0 million term loan credit facility (the “Term Loan Facility”) and (ii) a five-year $200.0 million revolving credit facility consisting of a revolving facility up to $200.0 million (the “Revolving Facility”), a letter of credit facility of $25.0 million (the “Letter of Credit Facility”) and a swing line facility of up to $15.0 million (the “Swing Line Facility”). The Letter of Credit Facility and the Swing Line Facility each constitute usage under the Revolving Facility.
The $305.8 million outstanding term loans under the 2006 KCSR Credit Agreement were combined and refinanced with those under the Term Loan Facility and KCSR used available cash to reduce the principal balance of the prior term loans by $5.8 million. Under the 2011 KCSR Credit Agreement, the final maturity of the term loans was extended from April 28, 2013 to January 15, 2017. Commitments under KCSR’s prior revolving credit facility were rolled over into the new Revolving Facility and the maturity was extended from April 28, 2013 to July 15, 2016.
KCSR is required to make quarterly principal payments on the Term Loan Facility commencing December 31, 2011, with any remaining unpaid principal balance due and payable on January 15, 2017. The outstanding principal balance of loans under the Term Loan Facility and the Revolving Facility bear interest at floating rates. At KCSR’s option, the loans bear interest at either (i) the greater of (a) The Bank of Nova Scotia’s base rate, (b) the federal funds rate plus 0.50% or (c) one-month London Interbank Offered Rate (“LIBOR”) plus 1.00% (the “Base Rate”) plus a margin of 0.25% to 1.50% (depending on the leverage ratio as defined in the 2011 KCSR Credit Agreement, the “Leverage Ratio”) or (ii) LIBOR plus a margin of 1.25% to 2.50% (depending on the Leverage Ratio). The outstanding principal balance of loans under the Swing Line Facility bear interest at the Base Rate plus a margin of 0.25% to 1.50% (depending on the Leverage Ratio). As of December 31, 2011, advances under the Revolving Facility totaled $50.0 million.
The obligations under the 2011 KCSR Credit Agreement are secured by a significant portion of the assets of KCS, KCSR and the Subsidiary Guarantors pursuant to an Amended and Restated Security Agreement dated July 12, 2011 (the “Security Agreement”) among KCS, KCSR, each Subsidiary Guarantor and The Bank of Nova Scotia, as administrative agent and collateral agent for the lenders. Under the terms of the Security Agreement, KCS, KCSR and their restricted subsidiaries (as defined in the 2011 KCSR Credit Agreement) agreed to subordinate payment of certain intercompany debt. In addition, KCS and each Subsidiary Guarantor guaranteed repayment of the amounts due under the 2011 KCSR Credit Agreement and the equity interests of KCSR and each Subsidiary Guarantor have been pledged pursuant to the Security Agreement to secure obligations under the 2011 KCSR Credit Agreement.
The 2011 KCSR Credit Agreement contains covenants that restrict or prohibit certain actions, including, but not limited to, KCS’s ability to incur debt, create or suffer to exist liens, make prepayment of particular debt, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale-leaseback transactions. In addition, KCS must meet certain consolidated interest coverage and leverage ratios. Failure to maintain compliance with the covenants could constitute a default which could accelerate the payment of any outstanding amounts under the 2011 KCSR Credit Agreement.
8.0% Senior Notes. On May 30, 2008, KCSR issued $275.0 million principal amount of 8.0% senior unsecured notes due June 1, 2015 (the “8.0% Senior Notes”), which bear interest semiannually at a fixed annual rate of 8.0%. A portion of the proceeds from the issuance of the 8.0% Senior Notes was used to purchase the 9 1/2% senior unsecured notes due October 1, 2008 (the “9 1/2% Senior Notes”) tendered under an offer to purchase. The remaining proceeds from the issuance were used to reduce borrowings under the KCSR revolving credit facility and for general corporate purposes. The 8.0% Senior Notes are redeemable in whole or in part prior to June 1, 2012 by paying the greater of either 101% of the principal amount or the principal amount plus a “make whole” premium and in whole or in part on and after June 1, 2012, at the following redemption prices (expressed as a percentage of principal amount) plus any accrued and unpaid interest: 2012 —104%, 2013 — 102% and 2014 — 100%. The 8.0% Senior Notes are fully and unconditionally guaranteed by KCS and certain subsidiaries of KCS who guarantee the 2011 KCSR Credit Agreement (the “Note Guarantors”). The 8.0% Senior Notes and the note guarantees rank pari

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

passu in right of payment with KCSR’s, KCS’s, and the Note Guarantors’ existing and future unsecured, unsubordinated obligations. In addition, the 8.0% Senior Notes include certain covenants which are customary for these types of debt instruments issued by borrowers with similar credit ratings, restrict or prohibit certain actions and are similar in nature to those contained in the 2011 KCSR Credit Agreement. Certain of these covenants no longer apply if the 8.0% Senior Notes are assigned an investment grade rating by both Moody’s Investors Service and Standard & Poor’s.
13.0% Senior Notes. On December 18, 2008, KCSR issued $190.0 million principal amount of 13.0% senior unsecured notes due December 15, 2013, (the “13.0% Senior Notes”) which bore interest semiannually at a fixed annual rate of 13.0%. The 13.0% Senior Notes were issued at a discount to par value, resulting in a $22.0 million discount and a yield to maturity of 16.5%. KCS used the net proceeds from the offering, along with other borrowings, to purchase the 7 1/2% senior unsecured notes due June 15, 2009 (the “7 1/2% Senior Notes”) tendered under an offer to purchase. The 13.0% Senior Notes were redeemable in whole or in part prior to December 15, 2011 by paying the greater of either 101% of the principal amount or the principal amount plus a “make whole” premium and in whole or in part on and after December 15, 2011, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2011 — 113% and 2012 — 106.5%. On June 4, 2010, the Company redeemed $66.5 million principal amount of the 13.0% Senior Notes pursuant to a provision which allowed KCSR to redeem up to 35% of the 13.0% Senior Notes at any time prior to December 15, 2010 at par value plus coupon from the proceeds of any sale of capital stock in KCSM or KCS. This followed KCS’s offering of 5.8 million shares for net proceeds of $214.9 million in May 2010. On December 15, 2011, the Company used available cash to redeem all of the outstanding $123.5 million aggregate principal amount of the 13.0% Senior Notes at a redemption price of 113% of the principal amount.
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
KCSM Debt
Revolving Credit Facility. On August 30, 2010, KCSM entered into a secured credit agreement (the “2010 KCSM Credit Agreement”) with various lenders and other institutions which provided KCSM with a three-year $100.0 million revolving credit facility consisting of (i) a revolving facility in an amount up to $100.0 million (the “2010 Revolving Facility”) and, (ii) a letter of credit and a swing line facility in an amount up to $10.0 million each.
On September 30, 2011, KCSM entered into an amended and restated credit agreement (the “2011 KCSM Credit Agreement”) with various financial institutions. The 2011 KCSM Credit Agreement increased the revolving credit facility to $200.0 million and extended the maturity to September 30, 2016. The 2011 KCSM Credit Agreement includes (i) a revolving credit facility up to $200.0 million (the “2011 KCSM Revolving Facility”), (ii) a letter of credit facility up to $15.0 million (the “KCSM Letter of Credit Facility”), and (iii) a swing line facility up to $15.0 million (the “KCSM Swing Line Facility”). The KCSM Letter of Credit Facility and the KCSM Swing Line Facility each constitute usage under the 2011 KCSM Revolving Facility.
Any outstanding principal balance of loans under the 2011 KCSM Revolving Facility bear interest at floating rates. At KCSM’s option, the loans bear interest at either (i) the greater of (a) JPMorgan Chase Bank, N.A.’s prime rate, (b) the federal funds rate plus 0.50% or (c) one-month LIBOR plus 1.00% (the “Base Rate”) plus a margin of 0.25% to 1.50% (depending on KCSM’s leverage ratio), or (ii) one, two, three or six-month LIBOR plus a margin of 1.25% to 2.50% (depending on KCSM’s leverage ratio). The outstanding principal balance of loans under the KCSM Swing Line Facility bear interest at the Base Rate plus a margin of 0.25% to 1.50% (depending on KCSM’s leverage ratio).

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

The 2011 KCSM Credit Agreement is secured by the accounts receivable and certain locomotives of KCSM and certain of its subsidiaries. In addition, KCSM and certain of its subsidiaries agreed to subordinate payment of certain intercompany debt, certain KCSM subsidiaries guaranteed repayment of the amounts due under the 2011 KCSM Credit Agreement (up to the amount permitted by KCSM’s outstanding indentures) and certain equity interests as defined in the 2011 KCSM Credit Agreement were pledged to secure obligations under the 2011 KCSM Credit Agreement.
The 2011 KCSM Credit Agreement contains representations, warranties and covenants typical of such credit agreements, including financial covenants related to a leverage ratio and an interest coverage ratio as defined in the 2011 KCSM Credit Agreement. Events of default under the 2011 KCSM Credit Agreement include, but are not limited to, certain payment defaults; breach of any representation or warranty; non-performance of covenants and obligations; default on other indebtedness; certain judgments rendered; restrictions or requirements limiting the availability or the transfer of foreign exchange; a change in control; bankruptcy or insolvency of KCSM and certain subsidiaries and obligors; an impairment of security; the failure of subordination; certain actions by a governmental authority; failure to obtain certain consents; and termination of the concession title. The occurrence of an event of default could result in the acceleration of the repayment of any outstanding principal balance of the 2011 KCSM Revolving Facility.
As of December 31, 2011, KCSM had no outstanding amount under the 2011 KCSM Revolving Facility.
7 5/8% Senior Notes. On November 21, 2006, KCSM issued $175.0 million principal amount of 7 5/8% senior unsecured notes due December 1, 2013 (the “7 5/8% Senior Notes”), which bore interest semiannually at a fixed annual rate of 7 5/8%. The 7 5/8% Senior Notes were redeemable at KCSM’s option in whole or in part on or after December 1, 2010, subject to certain limitations, at the following redemption prices (expressed in percentages of principal amount), plus any accrued and unpaid interest: 2010 — 103.813%, 2011 — 101.906% and 2012 — 100.000%. In addition, the 7 5/8% Senior Notes were redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued and unpaid interest, in the event of certain changes in the Mexican withholding tax rate.
On November 2, 2010, pursuant to an offer to purchase, KCSM commenced a cash tender offer and a consent solicitation for its 7 5/8% Senior Notes. On December 20, 2010, KCSM purchased $142.6 million principal amount of the tendered 7 5/8% Senior Notes in accordance with the terms and conditions of the tender offer set forth in the offer to purchase using the proceeds received from the issuance of $185.0 million principal amount of KCSM 6 5/8% senior unsecured notes due December 15, 2020 (the “6 5/8% Senior Notes”). On May 6, 2011, pursuant to an offer to purchase, KCSM commenced a cash tender offer and consent solicitation for all of the outstanding 7 5/8% Senior Notes. Through June 7, 2011, KCSM purchased and redeemed the remaining $32.4 million of the 7 5/8% Senior Notes using the proceeds received from the issuance of $200.0 million principal amount of 6 1/8% senior unsecured notes due June 15, 2021 (the “6 1/8% Senior Notes”) and available cash.
7 3/8% Senior Notes. On May 16, 2007, KCSM issued $165.0 million principal amount of 7 3/8% senior unsecured notes due June 1, 2014 (the “7 3/8% Senior Notes”), which bore interest semiannually at a fixed annual rate of 7 3/8%. The 7 3/8% Senior Notes were redeemable at KCSM’s option, in whole but not in part, at 100% of their principal amount, plus any accrued and unpaid interest, in the event of certain changes in the Mexican withholding tax rate, and in whole or in part, on or after June 1, 2011, subject to certain limitations, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2011 — 103.688%, 2012 — 101.844% and 2013 — 100.000%.
On May 6, 2011, pursuant to an offer to purchase, KCSM commenced a cash tender offer and consent solicitation for all of the outstanding 7 3/8% Senior Notes. Through June 7, 2011, KCSM purchased and redeemed all of the outstanding $165.0 million of the 7 3/8% Senior Notes using the proceeds received from the issuance of the 6 1/8% Senior Notes and available cash.
12 1/2% Senior Notes. On March 30, 2009, KCSM issued $200.0 million principal amount of 12 1/2% senior unsecured notes due April 1, 2016 (the “12 1/2% Senior Notes”), which bear interest semiannually at a fixed annual rate of 12 1/2%. The 12 1/2% Senior Notes were issued at a discount to par value, resulting in an $11.0 million discount and a yield to maturity of 13 3/4%. KCSM used a portion of the net proceeds from the offering to repay all amounts outstanding under a credit agreement KCSM entered into on June 14, 2007 (the “2007 KCSM Credit Agreement”). The 12 1/2% Senior Notes are redeemable at KCSM’s option in whole or in part on and after April 1, 2013, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2013 — 106.250%, 2014 — 103.125% and 2015 — 100.000%. In

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

addition, the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued and unpaid interest, in the event of certain changes in the Mexican withholding tax rate.
On June 4, 2010, the Company redeemed $70.0 million principal amount of the 12 1/2% Senior Notes pursuant to a provision which allowed KCSM to redeem up to 35% of the 12 ½% Senior Notes any time prior to April 1, 2012 at par value plus coupon from the proceeds of any sale of capital stock in KCSM or KCS. This followed KCS’s offering of 5.8 million shares of common stock for net proceeds of $214.9 million in May 2010. On November 2, 2010, pursuant to an offer to purchase, KCSM commenced a cash tender offer for its 12 1/2% Senior Notes and on December 20, 2010, KCSM purchased $31.9 million principal amount of the tendered 12 1/2% Senior Notes in accordance with the terms and conditions of the tender offer set forth in the offer to purchase using the proceeds received from the issuance of the 6 5/8% Senior Notes.
KCSM 8.0% Senior Notes. On January 22, 2010, KCSM issued $300.0 million principal amount of 8.0% senior unsecured notes due February 1, 2018 (the “KCSM 8.0% Senior Notes”), which bear interest semiannually at a fixed annual rate of 8.0%. The KCSM 8.0% Senior Notes were issued at a discount to par value, resulting in a $4.3 million discount and a yield to maturity of 8 1/4%. KCSM used the net proceeds from the issuance of the KCSM 8.0% Senior Notes and available cash to purchase $290.0 million principal amount of the 9 3/8% senior unsecured notes due May 1, 2012 (the “9 3/8% Senior Notes”) tendered under an offer to purchase and pay all fees and expenses incurred in connection with the KCSM 8.0% Senior Notes offering and the tender offer. The KCSM 8.0% Senior Notes are redeemable at KCSM’s option, in whole or in part, on and after February 1, 2014, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2014 — 104.000%, 2015 — 102.000%, 2016 and thereafter — 100.000%. In addition, KCSM may redeem up to 35% of the KCSM 8.0% Senior Notes any time prior to February 1, 2013 at par value plus coupon from the proceeds of the sale of capital stock in KCSM or KCS and the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued and unpaid interest, in the event of certain changes in the Mexican withholding tax rate.
6 5/8% Senior Notes. On December 20, 2010, KCSM issued the 6 5/8% Senior Notes due December 15, 2020, which bear interest semiannually at a fixed annual rate of 6 5/8%. KCSM used the net proceeds from the issuance of the 6 5/8% Senior Notes and available cash to purchase $142.6 million principal amount of the 7 5/8% Senior Notes and $31.9 million principal amount of the 12 1/2% Senior Notes tendered under an offer to purchase and pay all fees and expenses incurred in connection with the 6 5/8% Senior Notes offering and the tender offers. The 6 5/8% Senior Notes are redeemable at KCSM’s option, in whole or in part prior to December 15, 2015, by paying the greater of either 101% of the principal amount or the principal amount plus a “make whole” premium and in whole or in part on or after December 15, 2015, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2015 — 103.313%, 2016 — 102.208%, 2017 —101.104%, 2018 and thereafter — 100.000%. In addition, KCSM may redeem up to 35% of the 6 5/8% Senior Notes at a redemption price equal to 106.625% any time prior to December 15, 2013 at par value plus coupon from the proceeds of the sale of capital stock in KCSM or KCS and the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued and unpaid interest, in the event of certain changes in the Mexican withholding tax rate.
6 1/8% Senior Notes. On May 20, 2011, KCSM issued the 6 1/8% Senior Notes due June 15, 2021 at par, which bear interest semiannually at a fixed annual rate of 6 1/8%. KCSM used the proceeds from the issuance of the 6 1/8% Senior Notes and available cash to purchase and redeem the 7 5/8% Senior Notes and 7 3/8% Senior Notes as discussed above, and pay all fees and expenses incurred in connection with the 6 1/8% Senior Notes offering and the tender offers. The 6 1/8% Senior Notes are redeemable at KCSM’s option, in whole or in part prior to June 15, 2016, by paying the greater of either 101% of the principal amount or the principal amount plus a “make whole” premium and in whole or in part on or after June 15, 2016, at the following redemption prices (expressed as percentages of principal amount) if redeemed during the 12-month period commencing on June 15 of the following years, plus any accrued and unpaid interest to the date of redemption: 2016 — 103.063%, 2017 — 102.042%, 2018 — 101.021%, 2019 and thereafter — 100.000%. In addition, KCSM may redeem up to 35% of the 6 1/8% Senior Notes at a redemption price equal to 106.125% any time prior to June 15, 2014 from the proceeds of the sale of KCSM’s capital stock or the capital stock of KCS, and the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued and unpaid interest in the event of certain changes in the Mexican withholding tax rate.

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

All of KCSM’s senior notes described above are denominated in dollars, are unsecured, unsubordinated obligations, rank pari passu in right of payment with KCSM’s existing and future unsecured, unsubordinated obligations, and are senior in right of payment to KCSM’s future subordinated indebtedness. In addition, KCSM’s senior notes include certain covenants which are customary for these types of debt instruments issued by borrowers with similar credit ratings, restrict or prohibit certain actions and are similar in nature to those contained in the 2011 KCSM Credit Agreement.  Certain of these covenants no longer apply if KCSM’s senior notes are assigned an investment grade rating by both Moody’s Investors Service and Standard & Poor’s Rating Services.
5.737% Financing Agreement. On February 26, 2008, KCSM entered into a financing agreement with Export Development Canada (“EDC”) for an aggregate principal amount of $72.8 million. KCSM used the proceeds to finance 85.0% of the purchase price of forty new SD70ACe locomotives purchased by KCSM in late 2007 and early 2008. KCSM granted EDC a security interest in the locomotives to secure the loan. The financing agreement requires KCSM to make thirty equal semi-annual principal payments of approximately $2.4 million plus interest at an annual rate of 5.737%, with the final payment due and payable on February 28, 2023.
6.195% Financing Agreement. On September 24, 2008, KCSM entered into a financing agreement with DVB Bank AG (“DVB”) for an aggregate principal amount of $52.2 million. KCSM used the proceeds to finance approximately 80% of the purchase price of twenty-nine ES44AC locomotives purchased by KCSM in June 2008. KCSM granted DVB a security interest in the locomotives to secure the loan. The financing agreement requires KCSM to make sixty equal quarterly principal payments plus interest at an annual rate of 6.195%, with the final payment due and payable on September 29, 2023.
9.310% Loan Agreements. On September 1, 2011, KCSM, as borrower, entered into five Loan Agreements (each a “Loan Agreement”, and collectively, the “Loan Agreements”) with General Electric Capital Corporation, as lender (“GE”), each with a principal amount of approximately $18.2 million. KCSM used the loan proceeds to finance approximately 88% of the purchase price of seventy-five GE AC4400 CW locomotives (the “Locomotives”) purchased by KCSM from GE on September 1, 2011. The Locomotives were previously leased by KCSM from GE pursuant to a Lease Agreement dated April 30, 1998. The Lease Agreement, which had been accounted for as an operating lease, was terminated with the purchase of the Locomotives by KCSM. To secure the loans from GE, KCSM transferred legal ownership of the Locomotives to five irrevocable trusts established by KCSM to which GE is the primary beneficiary and KCSM has a right of reversion upon satisfaction of the obligations of the Loan Agreements.
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
KCSM’s locomotive financing agreements contain representations, warranties and covenants typical of such equipment loan agreements. Events of default in the financing agreements include, but are not limited to, certain payment defaults, certain bankruptcy and liquidation proceedings and the failure to perform any covenants or agreements contained in the financing agreements. Any event of default could trigger acceleration of KCSM’s payment obligations under the terms of the financing agreements.
Debt Covenants Compliance
The Company was in compliance with all of its debt covenants as of December 31, 2011.
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

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

Change in Control Provisions. Certain loan agreements and debt instruments entered into or guaranteed by the Company and its subsidiaries provide for default in the event of a specified change in control of the Company or particular subsidiaries of the Company.
Leases and Debt Maturities
The Company leases transportation equipment, as well as office and other operating facilities, under various capital and operating leases. Rental expenses under operating leases were $120.6 million, $127.1 million, and $139.0 million for the years ended December 31, 2011, 2010, and 2009, respectively. Operating leases that contain scheduled rent adjustments are recognized on a straight-line basis over the term of the lease. Contingent rentals and sublease rentals were not significant. Minimum annual payments and present value thereof under existing capital leases, other debt maturities and minimum annual rental commitments under non-cancelable operating leases follow (in millions):

	Long- Term Debt	Capital Leases			Total Debt	Operating Leases
Years		Minimum Lease Payments	Less Interest	Net Present Value		Southern Capital	Third Party	Total
2012	$32.2	$5.0	$0.9	$4.1	$36.3	$15.9	$102.3	$118.2
2013	36.8	3.0	0.6	2.4	39.2	14.8	89.0	103.8
2014	48.8	2.2	0.5	1.7	50.5	14.1	81.0	95.1
2015	327.2	2.3	0.3	2.0	329.2	13.8	65.4	79.2
2016	208.5	2.3	0.2	2.1	210.6	11.8	51.2	63.0
Thereafter	972.4	0.9	—	0.9	973.3	48.9	272.2	321.1
Total	$1,625.9	$15.7	$2.5	$13.2	$1,639.1	$119.3	$661.1	$780.4
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

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

Tax Expense. Income tax expense consists of the following components (in millions):

	2011	2010	2009
Current:
Federal	$—	$—	$(1.1)
State and local	0.7	1.0	1.3
Foreign	1.7	2.0	3.0
Total current	2.4	3.0	3.2
Deferred:
Federal	78.0	66.4	35.2
State and local	4.5	6.7	2.1
Foreign	38.2	33.1	(6.4)
Total deferred	120.7	106.2	30.9
Total income tax expense	$123.1	$109.2	$34.1
Income before income taxes consists of the following (in millions):

	2011	2010	2009
Income before income taxes:
U.S.	$231.0	$193.2	$98.4
Foreign	224.0	96.0	3.8
Total income before income taxes	$455.0	$289.2	$102.2
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities follow at December 31 (in millions):

	2011	2010
Liabilities:
Depreciation and amortization	$869.6	$773.0
Investments	75.3	74.1
Other, net	7.5	22.7
Gross deferred tax liabilities	952.4	869.8
Assets:
Loss carryovers	(189.7)	(227.6)
Book reserves not currently deductible for tax	(91.2)	(113.4)
Vacation accrual	(3.5)	(3.7)
Other, net	(47.1)	(27.4)
Gross deferred tax assets before valuation allowance	(331.5)	(372.1)
Valuation allowance on loss carryovers	15.5	18.6
Net deferred tax assets	(316.0)	(353.5)
Net deferred tax liability	$636.4	$516.3

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

Tax Rates. Differences between the Company’s effective income tax rate and the U.S. federal income tax statutory rate of 35% follow (in millions):

	2011	2010	2009
Income tax expense using the statutory rate in effect	$159.3	$101.2	$35.8
Tax effect of:
Permanent items	1.2	4.0	2.2
State and local income tax provision, net	7.0	6.6	1.8
Tax credits	(2.3)	(2.3)	(1.9)
Difference between U.S. and foreign tax rate	(14.5)	(8.4)	(5.2)
Foreign exchange and inflation adjustments	(23.5)	22.6	12.2
Change in valuation allowances	(1.6)	(9.9)	0.8
Change in Mexican tax law	—	—	(11.1)
Other, net	(2.5)	(4.6)	(0.5)
Income tax expense	$123.1	$109.2	$34.1
Effective tax rate	27.1%	37.8%	33.4%

Difference Attributable to Foreign Investments. At December 31, 2011, the Company’s book basis exceeded the tax basis of its foreign investments by $997.8 million. The Company has not provided a deferred income tax liability for the income taxes, if any, which might become payable on the realization of this basis difference because the Company intends to indefinitely reinvest in foreign investments the operating earnings which gave rise to the basis differential or remit the earnings in tax-free transactions. Moreover, the Company has no other plans to realize this basis differential by a sale of its interests in foreign investments. If the earnings were to be remitted in a taxable transaction, as of December 31, 2011, the Company would incur gross federal income taxes of $349.2 million which would be partially offset by foreign tax credits.
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
Tax Carryovers. The Company has generated both U.S. federal and state net operating losses which are carried forward 20 years for federal tax purposes and from 5 to 20 years for state tax purposes. Both the federal and state loss carryovers are analyzed each year to determine the likelihood of realization. The U.S. federal loss carryover at December 31, 2011 was $168.6 million and if not used, would begin to expire in 2022. The consolidated financial statements do not reflect $73.5 million of federal loss carryovers due to a limitation on recognizing excess tax benefits related to share-based compensation until they can be used to reduce current taxes payable at which point will be recognized as an increase to additional paid-in capital. In addition, the Company has $26.0 million of tax credits consisting primarily of $23.8 million of track maintenance credits which, if not used, will begin to expire in 2024, and $1.5 million of alternative minimum tax credits which do not expire.
The state loss carryovers arise from both combined and separate tax filings from as early as 1997. The loss carryovers may expire as early as December 31, 2012 and as late as December 31, 2031. The state loss carryover at December 31, 2011 was $535.3 million. The Company has a deferred tax asset valuation allowance of $12.1 million related to $294.7 million of state loss carryovers.

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

The Mexico federal loss carryovers at December 31, 2011 were $457.2 million, of which $128.2 million will begin to expire in 2015 and the remaining $329.0 million will expire in 2046. A deferred tax asset was recorded in prior periods for the expected future tax benefit of these losses which will be carried forward to reduce only ordinary Mexican income tax payable in future years. A deferred tax asset is also recorded for an asset tax credit carryover in the amount of $5.4 million which will begin to expire in 2012.
The valuation allowance for deferred tax assets as of December 31, 2011 was $15.5 million, a decrease of $3.1 million as compared to $18.6 million as of December 31, 2010. The decrease reflects a release of valuation allowance related to state net operating loss carryovers and a partial expiration of the asset tax credit carryover.
The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of valuation allowances, related to loss carryovers and tax credits.
Uncertain Tax Positions. The accounting guidance for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance requires the Company to recognize in the consolidated financial statements the benefit of a tax position only if the impact is more likely than not of being sustained on audit based on the technical merits of the position. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2011	2010
Balance at January 1,	$1.7	$2.1
Settlements	—	(0.4)
Balance at December 31,	$1.7	$1.7

The remaining $1.7 million of unrecognized tax benefits would affect the effective income tax rate if recognized and is not expected to change in the next twelve months.
Interest and penalties related to uncertain tax positions are included in income before taxes on the income statement. Accrued interest and penalties on unrecognized tax benefits and interest and penalty expense was immaterial to the consolidated financial statements for all periods presented.
Tax years after 2007 remain open to examination by the IRS. State income tax returns generally remain open to examination for three to four years following the filing of the return.
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
The Company believes that an adequate provision has been made for any adjustment (tax and interest) that will be due for all open years. However, an unexpected adverse resolution could have a material effect on the consolidated financial statements in a particular quarter or fiscal year.

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

Note 11. Stockholders’ Equity
Information regarding the Company’s capital stock at December 31 follows:

	Shares Authorized		Shares Issued
	2011	2010	2011	2010
$25 par, 4% noncumulative, preferred stock	840,000	840,000	649,736	649,736
$1 par, preferred stock	2,000,000	2,000,000	—	—
$1 par, series D cumulative convertible perpetual preferred stock	—	210,000	—	210,000
$.01 par, common stock	400,000,000	400,000,000	123,352,185	116,352,298
Shares outstanding at December 31:

	2011	2010
$25 par, 4% noncumulative, preferred stock	242,170	242,170
$1 par, series D cumulative convertible perpetual preferred stock	—	209,995
$.01 par, common stock	109,910,857	102,648,845
Treasury Stock. Shares of common stock in Treasury and related activity follow:

	2011	2010	2009
Balance at beginning of year	13,703,453	14,369,722	14,789,098
Shares issued to fund stock option exercises	(158,440)	(480,514)	(359,575)
Employee stock purchase plan shares issued	(59,390)	(110,850)	(71,699)
Nonvested shares issued	(57,659)	(143,457)	(107,365)
Nonvested shares forfeited	13,364	68,552	119,263
Balance at end of year	13,441,328	13,703,453	14,369,722
Conversion of Cumulative Convertible Perpetual Preferred Stock, Series D. On December 9, 2005, KCS completed the sale and issuance of 210,000 shares of its 5.125% Series D Convertible Preferred Stock, par value $1.00 per share (“Series D Preferred Stock”). Each share of Series D Preferred Stock was convertible into 33.3333 shares of KCS common stock, subject to certain adjustments. Dividends on the Series D Preferred Stock were cumulative and payable quarterly in any combination of cash and KCS common stock, as declared by the KCS Board of Directors, at the rate of 5.125% per annum of the liquidation preference of $1,000. During the first quarter of 2011, the Company converted all of the remaining outstanding 209,995 shares of the Series D Preferred Stock into 6,999,887 shares of KCS common stock. On May 5, 2011, the Company’s Restated Certificate of Incorporation was amended to eliminate the Series D Preferred Stock and change the status to undesignated preferred stock of the Company.
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

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

common stock at a purchase price of $20.00 per share on August 3, 2009 for aggregate proceeds of $22.5 million. This completed the Company’s offering of shares under the ATM Equity Offering and Common Stock Purchase Agreement.
Dividend Restrictions. Under the terms of the 2011 KCSR Credit Agreement, the Company is allowed to pay cash dividends on its common stock in an amount up to and including the “Available Basket Amount” as defined in the agreement.
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
The Company and certain of its subsidiaries have established trusts to provide for the funding of corporate commitments and entitlements of officers, directors, employees and others in the event of a specified change in control of the Company or subsidiary. Assets held in such trusts on December 31, 2011 and 2010, were not material. Depending upon the circumstances at the time of any such change in control, the most significant factor of which would be the highest price paid for KCS common stock by a party seeking to control the Company, funding of the Company’s trusts could be substantial.

Note 12. Share-Based Compensation
On October 7, 2008, the Company’s stockholders approved the Kansas City Southern 2008 Stock Option and Performance Award Plan (the “2008 Plan”). The 2008 plan became effective on October 14, 2008 and replaced the Kansas City Southern 1991 Amended and Restated Stock Option and Performance Award Plan (the “1991 Plan”). The 2008 Plan provides for the granting of up to 2.3 million shares of the Company’s common stock to eligible persons as defined in the 2008 Plan. Outstanding equity awards granted under the 1991 Plan and the 2008 Plan (the “Plans”) are to be governed by the terms and conditions of each individual plan and the related award agreements.
Stock Options. The exercise price for the options granted under the 2008 Plan are at 100% of the closing market price of the Company’s stock on the date of grant. Under the 1991 Plan, options were granted at 100% of the average market price of the Company’s stock on the date of grant. Options generally have either a three or five year cliff vesting period and are exercisable over the 10 year contractual term, except that options outstanding with limited stock appreciation rights (“LSARs”) become immediately exercisable upon certain defined circumstances constituting a change in control of the Company. The Plans include provisions for stock appreciation rights and LSARs. All outstanding options granted prior to January 1, 2010 include LSARs. The grant date fair value, less estimated forfeitures, is recorded to expense on a straight-line basis over the vesting period.
On March 1, 2010, the Company granted 190,300 stock option market-based awards under the 2008 Plan. The market-based award contained a market condition that accelerated the vesting in three tranches if the closing price of the Company’s common stock was above $38.95, $42.85 or $47.14 for a period of thirty consecutive trading days. The first two target prices of $38.95 and $42.85 were met in the fourth quarter of 2010 and the remaining target price of $47.14 was met in January 2011.
The fair value of each option award subject only to service conditions granted in 2011 and 2009 is estimated on the date of grant using the Black-Scholes option pricing model. The fair value and service period of stock option market-based awards granted in 2010 was estimated on the date of grant using the Monte Carlo simulation model. The weighted-average assumptions used were as follows:

	2011	2010	2009
Expected dividend yield	0%	0%	0%
Expected volatility	45.40%	43.43%	42.86%
Risk-free interest rate	1.29%	2.83%	1.66%
Expected term (years)	6.0	6.5	7.5
Weighted-average grant date fair value of stock options granted	$23.39	$15.96	$6.45

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

The Company has not paid dividends to common shareholders since January of 2000. The expected volatility is based on the historical volatility of the Company’s stock price over a term equal to the estimated life of the options. The risk-free interest rate is determined based on U.S. Treasury rates for instruments with terms approximating the expected life of the options granted, which represents the period of time the awards are expected to be outstanding and is based on the historical experience of similar awards.
The following table summarizes combined stock option activity, including market-based awards, under the Plans:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			In years	In millions
Options outstanding at December 31, 2008	1,687,615	$10.08
Granted	8,000	13.52
Exercised	(359,623)	8.26
Forfeited or expired	(34,137)	23.65
Options outstanding at December 31, 2009	1,301,855	10.25
Granted	190,300	35.41
Exercised	(846,603)	7.48
Forfeited or expired	(24,386)	16.31
Options outstanding at December 31, 2010	621,166	21.50
Granted	97,860	52.66
Exercised	(213,120)	15.72
Forfeited or expired	(4,270)	48.39
Options outstanding at December 31, 2011	501,636	$29.81	5.46	$19.2
Vested and expected to vest at December 31, 2011	498,177	$29.68	5.44	$19.1
Exercisable at December 31, 2011	367,116	$23.19	4.49	$16.5
During the fourth quarter of 2010, two of the market conditions were met which accelerated the vesting and recognition of compensation cost of approximately 122,000 market-based stock options. In January 2011, the final market condition was met which accelerated the vesting and recognition of compensation cost of 59,000 market-based stock options. Compensation cost of $2.2 million, $2.7 million, and less than $0.1 million was recognized for stock option and market-based option awards for the years ended December 31, 2011, 2010, and 2009, respectively. The total income tax benefit recognized in the income statement was $0.8 million, $1.0 million, and less than $0.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.
Additional information regarding stock option exercises appears in the table below (in millions):

	2011	2010	2009
Aggregate grant-date fair value of stock options vested	$1.1	$2.0	$0.2
Intrinsic value of stock options exercised	9.5	21.7	5.9
Cash received from option exercises	2.1	2.1	3.0
Tax benefit realized from option exercises	0.2	1.2	1.5

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

As of December 31, 2011, $1.0 million of unrecognized compensation cost relating to nonvested stock options is expected to be recognized over a weighted-average period of 1.2 years. At December 31, 2011, there were 1,554,351 shares available for future grants under the 2008 Plan.
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
On March 1, 2010, the Company granted 90,800 shares of nonvested stock market-based awards under the 2008 Plan. The market-based award contained a market condition that accelerated the vesting in three tranches if the closing price of the Company’s common stock was above $38.95, $42.85 or $47.14 for a period of thirty consecutive trading days. The first two target prices of $38.95 and $42.85 were met in the fourth quarter of 2010 and the remaining target price of $47.14 was met in January 2011.
The service period of nonvested market-based awards granted on March 1, 2010 is estimated on the date of grant using the Monte Carlo simulation model. The weighted-average assumptions used in the Monte Carlo simulation model were as follows:

Nonvested Stock
Expected dividend yield	0%
Expected volatility	54.97%
Risk-free interest rate	1.34%
Expected term (years)	3.0
Weighted-average grant date fair value of market-based awards granted	$35.41
A combined summary of nonvested stock activity, including market-based awards, is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
			In millions
Nonvested stock at December 31, 2008	828,257	$31.74
Granted	116,130	18.49
Vested	(105,078)	31.32
Forfeited	(119,263)	30.37
Nonvested stock at December 31, 2009	720,046	29.89
Granted	175,978	36.24
Vested	(415,712)	28.82
Forfeited	(68,552)	32.66
Nonvested stock at December 31, 2010	411,760	33.22
Granted	105,463	54.74
Vested	(185,447)	31.47
Forfeited	(13,364)	40.15
Nonvested stock at December 31, 2011	318,412	$41.08	$21.7

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

During the fourth quarter of 2010, two of the market conditions were met which accelerated the vesting and recognition of compensation cost of approximately 58,000 shares of market-based awards. In January 2011, the final market condition was met which accelerated the vesting and recognition of compensation cost of 28,000 shares of outstanding market-based awards. Compensation cost for nonvested stock and market-based awards was $4.7 million, $5.6 million, and $7.2 million for the years ended December 31, 2011, 2010, and 2009, respectively. The total income tax benefit recognized in the income statement was $1.7 million, $2.1 million, and $2.7 million for the years ended December 31, 2011, 2010, and 2009, respectively.
As of December 31, 2011, $6.2 million of unrecognized compensation costs related to nonvested stock is expected to be recognized over a weighted-average period of 1.5 years. The fair value (at vest date) of shares vested during the year ended December 31, 2011, was $9.9 million.
Performance Based Awards. During 2011, the Company granted performance based nonvested stock awards (“the 2011 awards”). The awards granted establish an annual target number of shares that generally vest at the end of a three year requisite service period following the grant date or on February 28, 2014. In addition to the service condition, the number of nonvested shares to be received depends on the attainment of performance goals based on the following annual measures: operating ratio and return on invested capital. The number of nonvested shares ultimately earned will range from zero to 200% of the annual target award.
A summary of performance based nonvested awards activity is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested stock, at December 31, 2010	—	$—
Granted	50,432	52.66
Vested	—	—
Forfeited	(1,681)	52.62
Nonvested stock, at December 31, 2011	48,751	$52.66
The Company expenses the grant date fair value of the awards which are probable of being earned over the three year performance period. Compensation expense on performance based awards was $1.2 million for the year ended December 31, 2011. Total income tax benefit recognized in the income statement for performance based awards was $0.4 million for the year ended December 31, 2011.
As of December 31, 2011, $1.0 million of unrecognized compensation cost related to performance based awards is expected to be recognized over a weighted-average period of 1.0 years.
Employee Stock Purchase Plan. The Employee Stock Purchase Plan (“ESPP”), established in 1977, provides substantially all full-time employees of the Company, certain subsidiaries and certain other affiliated entities, with the right to subscribe to an aggregate of 11.4 million shares of common stock. On May 7, 2009, the stockholders of KCS approved the Kansas City Southern 2009 Employee Stock Plan (the “2009 ESPP”), which replaces the ESPP for years ending after December 31, 2009. The 2009 ESPP provides for the issuance of a maximum of up to four million shares of common stock of the Company. Under the 2009 ESPP, eligible employees may contribute, through payroll deductions, up to 5% of their regular base compensation during six-month purchase periods beginning January 18, 2010. At the end of each purchase period, the accumulated deductions are applied toward the purchase of the Company’s common stock.
Pursuant to the terms of the ESPP and the 2009 ESPP, the purchase price for shares is equal to 90% of the closing market price on either the exercise date or the offering date, whichever is lower. Both the 10% discount in grant price and the 90% share option are valued to derive the award’s fair value. The awards vest and the expense is recognized ratably over the offering period.

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

The following table summarizes activity related to the various ESPP offerings:

	Exercise Date			Received from Employees(i)
	Date Issued	Purchase Price	Shares Issued
				In millions
July 2011 offering	January 13, 2012	$54.55	22,760	$1.2
January 2011 offering	July 14, 2011	43.76	27,170	1.2
July 2010 offering	January 14, 2011	32.49	32,220	1.0
January 2010 offering	July 14, 2010	29.63	30,670	0.9
2009 offering	February 5, 2010	26.78	81,692	2.2
_____________________

(i)	Represents amounts received from employees through payroll deductions for share purchases under applicable offering.
The fair value of the ESPP stock purchase rights is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used for each of the respective periods were as follows:

	Year Ended December 31,
	2011	2010	2009
Expected dividend yield	0%	0%	0%
Expected volatility	22.72%	31.00%	66.00%
Risk-free interest rate	0.18%	0.21%	1.38%
Expected term (years)	0.5	0.5	1.0
Weighted-average grant date fair value	$8.87	$6.46	$10.56
Compensation expense of $0.4 million, $0.4 million, and $0.9 million was recognized for ESPP option awards for the years ended December 31, 2011, 2010, and 2009, respectively. At December 31, 2011, there were 3.9 million remaining shares available for future ESPP offerings under the 2009 ESPP.

Note 13. Postemployment Benefits
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

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

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
Net Periodic Benefit Cost, Plan Obligations and Funded Status
Components of the net cost (benefit) for these plans were as follows for the years ended December 31 (in millions):

	Health and Welfare			KCSM Post-Employment Benefit
	2011	2010	2009	2011	2010	2009
Service cost	$0.1	$0.1	$0.1	$0.9	$1.3	$2.5
Interest cost	0.3	0.3	0.3	0.9	1.4	1.4
Actuarial (gain) loss (i)	1.6	0.8	(0.2)	0.8	(7.6)	(3.6)
Foreign currency (gain) loss	—	—	—	(1.4)	0.9	0.7
Prior service credit (ii)	(0.2)	(0.3)	(0.3)	—	—	—
Net periodic cost (benefit) recognized	$1.8	$0.9	$(0.1)	$1.2	$(4.0)	$1.0
_____________________

(i)	Net benefit costs above do not include a component for the amortization of actuarial gains or losses as the Company’s policy is to recognize such gains and losses immediately.

(ii)
During 2005, the Company revised its medical plan to exclude prescription drug coverage available under Medicare part D. This negative plan amendment generated an unrecognized prior service benefit of $2.3 million which is being amortized over the estimated remaining life of the affected participants of 9.5 years.

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

The following table reconciles the change in the benefit obligation, fair value of plan assets, change in the funded status, and the accrued benefit cost as of and for each of the years ended December 31 (in millions):

	Health and Welfare		KCSM Post-Employment Benefit
	2011	2010	2011	2010
Benefit obligation at beginning of year	$5.2	$6.4	$10.4	$15.9
Service cost	0.1	0.1	0.9	1.3
Interest cost	0.3	0.3	0.9	1.4
Actuarial (gain) loss	1.6	0.8	0.8	(7.6)
Foreign currency (gain) loss	—	—	(1.4)	0.9
Benefits paid, net of retiree contributions (i)	(0.8)	(2.4)	(1.6)	(1.5)
Benefit obligation at end of year	6.4	5.2	10.0	10.4
Fair value of plan assets at beginning of year	—	0.1
Actual return on plan assets	—	—
Benefits paid, net of contributions (i)	—	(0.1)
Fair value of plan assets at end of year	—	—
Funded status	$(6.4)	$(5.2)	$(10.0)	$(10.4)
_____________________

(i)
Benefits paid reflected in the reconciliation of the benefit obligation include both medical and life insurance benefits, whereas benefits paid reflected in the reconciliation of the funded status include only life insurance benefits. Plan assets relate only to life insurance benefits. Medical benefits are funded as obligations become due.

Assumptions
The assumptions used to determine benefit obligations and costs are selected based on current and expected market conditions. Discount rates are selected based on low risk government bonds with cash flows approximating the timing of expected benefit payments. The Mexico bond market is utilized for the KCSM post-employment obligation and the U.S. bond market is utilized for the U.S. health and welfare obligation. The expected rate of return on life insurance plan assets is determined using historical and forward looking returns for similar investments over the period that the benefits are expected to be paid.
Weighted average assumptions used to determine benefit obligations were as follows for the years ended December 31:

	Health and Welfare		KCSM Post-Employment Benefit
	2011	2010	2011	2010
Discount rate (U.S. and Mexico)	4.00%	5.25%	8.00%	8.25%
Rate of compensation increase	n/a	n/a	4.50%	4.50%

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

Weighted average assumptions used to determine net benefit cost for the periods were as follows for the years ended December 31:

	Health and Welfare		KCSM Post-Employment Benefit
	2011	2010	2011	2010
Discount rate	5.25%	5.25%	8.00%	8.25%
Expected long-term rate of return on plan assets	n/a	n/a	n/a	n/a
Rate of compensation increase	n/a	n/a	4.50%	4.50%

The following table presents the assumed health care cost trends:

	2011	2010	2009
Health care trend rate for next year	8.50%	9.00%	7.50%
Ultimate trend rate	5.00%	5.00%	5.00%
Year that rate reaches ultimate rate	2020	2020	2015

Cash Flows
The following table presents benefit payments expected to be paid, which reflect expected future service, as appropriate, for each of the next five years and the aggregate five years thereafter (in millions):

Year	Health and Welfare	KCSM Post-Employment Benefit
2012	$0.7	$0.8
2013	0.6	1.0
2014	0.6	0.7
2015	0.6	0.8
2016	0.5	0.9
2017-2021	2.0	5.9

Multi-Employer Plan. Under collective bargaining agreements, KCSR participates in a multi-employer benefit plan, which provides certain post-retirement health care and life insurance benefits to eligible union employees and certain retirees. Premiums under this plan are expensed as incurred and were $4.6 million, $4.2 million, and $3.3 million for the years ended December 31, 2011, 2010, and 2009, respectively.
401(k) and Profit Sharing Plan. The Company sponsors the KCS 401(k) and Profit Sharing Plan (the “401(k) plan”), whereby participants can choose to make contributions in the form of salary deductions pursuant to Section 401(k) of the Internal Revenue Code. The Company matches 401(k) contributions up to a maximum of 5% of compensation. The Company recognized expense of $2.2 million for the year ended December 31, 2011 and $1.8 million for the years ended December 31, 2010 and 2009, related to the KCS 401(k) and Profit Sharing Plan. The 401(k) plan includes the Company's common stock as an investment option. The common stock is acquired by the 401(k) plan trustee through open market transactions of previously registered shares.

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

Note 14. Commitments and Contingencies
Concession Duty. Under the Concession, the Mexican government has the right to receive a payment from KCSM equivalent to 0.5% of KCSM’s gross revenues during the first 15 years of the Concession period and, beginning on June 24, 2012, 1.25% of KCSM’s gross revenues for the remaining years of the Concession period. For the year ended December 31, 2011, the concession duty expense, which is recorded within operating expenses, amounted to $4.9 million, compared to $4.1 million and $3.2 million for the same periods in 2010 and 2009, respectively.
Litigation. The Company is a party to various legal proceedings and administrative actions, all of which, except as set forth below, are of an ordinary, routine nature and incidental to its operations. Included in these proceedings are various tort claims brought by current and former employees for job-related injuries and by third parties for injuries related to railroad operations. KCS aggressively defends these matters and has established liability provisions, which management believes are adequate to cover expected costs. Although it is not possible to predict the outcome of any legal proceeding, in the opinion of management, other than those proceedings described in detail below, such proceedings and actions should not, individually, or in the aggregate, have a material adverse effect on the Company’s consolidated financial statements.
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
The Company performs ongoing reviews and evaluations of the various environmental programs and issues within the Company’s operations, and, as necessary, takes actions intended to limit the Company’s exposure to potential liability. Although these costs cannot be predicted with certainty, management believes that the ultimate outcome of identified matters will not have a material adverse effect on the Company’s consolidated financial statements.
Personal Injury. The Company’s personal injury liability is based on semi-annual actuarial studies performed on an undiscounted basis by an independent third party actuarial firm and reviewed by management. This liability is based on personal injury claims filed and an estimate of claims incurred but not yet reported. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Adjustments to the liability are reflected within operating expenses in the period in which changes to estimates are known. Personal injury claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The personal injury liability as of December 31, 2011 is based on an updated study of personal injury claims through November 30, 2011 and review of the last month’s experience. For the years ended December 31, 2011 and 2010, the Company recorded a $20.1 million and $23.4 million reduction in personal injury liability, respectively, due to changes in estimates as a result of the Company’s continuing favorable claims development and settlement experience.

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

The personal injury liability activity was as follows (in millions):

	2011	2010
Balance at beginning of year	$62.2	$86.9
Accruals	10.7	14.9
Change in estimate	(20.1)	(23.4)
Payments	(12.7)	(16.2)
Balance at end of year	$40.1	$62.2

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
Certain Disputes with Ferromex. KCSM and Ferromex use certain trackage rights, haulage rights, and interline services (the “Services”) provided by each other. The rates to be charged after January 1, 2009, were agreed to pursuant to the Trackage Rights Agreement, dated February 9, 2010 (the “Trackage Rights Agreement”), between KCSM and Ferromex. The amounts payable for these Services for the period beginning in 1998 through December 31, 2008 are still not resolved. If KCSM cannot reach an agreement with Ferromex for rates applicable for Services prior to January 1, 2009, which are not subject to the Trackage Rights Agreement, the Mexican Secretaría de Comunicaciones y Transportes (“Secretary of Communications and Transportation” or “SCT”) is entitled to set the rates in accordance with Mexican law and regulations. KCSM and Ferromex both initiated administrative proceedings seeking a determination by the SCT of the rates that KCSM and Ferromex should pay each other in connection with the Services. The SCT issued rulings in 2002 and 2008 setting the rates for the Services and both KCSM and Ferromex challenged these rulings.

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

In addition, KCSM is currently involved in discussions with Ferromex regarding the rates payable to each other for the Services for the periods prior to January 1, 2009. Although KCSM and Ferromex have challenged these matters based on different grounds and these cases continue to evolve, management believes the amounts recorded related to these matters are adequate.

While the outcome of these matters cannot be predicted with certainty, the Company does not believe, when resolved, that these disputes will have a material effect on its consolidated financial statements.
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
On July 23, 2008, the SCT delivered notice to KCSM of proceedings against KCSM, claiming, among other things, that KCSM refused to grant Ferromex access to certain trackage over which Ferromex alleges it has trackage rights on six different occasions and thus denied Ferromex the ability to provide service to a Mexican subsidiary of a large U.S. auto manufacturer at this location. On August 13, 2008, KCSM filed a response to the SCT. On July 15, 2010, the SCT resolved to consolidate these six sanction proceedings into a single proceeding, determining that the actions that motivated the underlying claims constitute a single occasion. On August 19, 2010, Ferromex filed an appeal and on December 28, 2011, it was dismissed by the Federal Court of Appeals. Management believes that even if KCSM were to be found liable for a single sanction, it could be challenged in the Administrative and Fiscal Federal Court. A single sanction makes it more likely that any unfavorable resolution will not have a material impact on KCSM’s results of operations. However, if KCSM is ultimately sanctioned by the SCT for “generic” sanctions on five occasions over the term of the Concession, KCSM could be subject to possible future SCT action seeking revocation of the Concession.
Contractual Agreements. In the normal course of business, the Company enters into various contractual agreements related to commercial arrangements and the use of other railroads’ or governmental entities’ infrastructure needed for the operations of the business. The Company is involved or may become involved in certain disputes involving transportation rates, product loss or damage, charges, and interpretations related to these agreements. While the outcome of these matters cannot be predicted with certainty, the Company does not believe, when resolved, that these disputes will have a material effect on its consolidated financial statements.
Credit Risk. The Company continually monitors risks related to the economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness or further weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and operating results. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate at December 31, 2011.
PCRC Guarantees and Indemnities. The Company has issued four irrevocable standby letters of credit totaling approximately $1.2 million to fulfill the Company’s fifty percent guarantee of additional equipment loans. The Company agreed to fund fifty percent of any debt service reserve or liquidity reserve shortfall by PCRC, reserves which were established by PCRC in connection with the issuance of the 7.0% Senior Secured Notes due November 1, 2026 (the “Notes”). At December 31, 2011, the Company had issued and outstanding $3.8 million under a standby letter of credit. Additionally, KCS has pledged its shares of PCRC as security for the Notes.

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

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
Interest Rate Swaps. During 2008, the Company entered into five forward starting interest rate swaps with an aggregate notional amount of $250.0 million, which were designated as cash flow hedges. The forward starting interest rate swaps effectively converted interest payments from variable rates to fixed rates. The swaps were highly effective and as a result there was minimal earnings impact associated with ineffectiveness of these hedges. Four of the five interest rate swaps with an aggregate notional amount of $175.0 million expired during 2010. The remaining hedging instrument with an aggregate notional amount of $75.0 million expired in March of 2011. As of December 31, 2010, the fair value of interest rate contracts of $0.4 million was recognized in accounts payable and accrued liabilities in the consolidated balance sheets.
The following table presents the amounts affecting the consolidated statements of income for the years ended December 31 (in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2011	2010		2011	2010		2011	2010
Interest rate contracts	$—	$(0.7)	Interest expense	$(0.4)	$(5.1)	Interest expense	$—	$—
Total	$—	$(0.7)		$(0.4)	$(5.1)		$—	$—
Fuel Derivative Transactions. During the year ended December 31, 2011, the Company did not enter into any fuel swap agreements. In the first quarter of 2010, the Company entered into fuel swap agreements to hedge 22.6 million gallons of diesel fuel purchases through the end of 2010 at an average swap price per gallon of $2.22, which were not designated as hedging instruments. For the year ended December 31, 2010, the Company recognized a loss of $1.0 million for fuel swap contracts which were not designated as hedging instruments in fuel expense in the consolidated statements of income.

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

Note 16. Quarterly Financial Data (Unaudited)

	Fourth	Third		Second	First
	(In millions, except per share amounts)
2011
Revenues	$530.3	$544.5		$534.9	$488.6
Operating income	150.4	181.8	(i)	151.6	127.8
Net income	96.0	100.1		71.7	64.1
Net income attributable to Kansas City Southern and subsidiaries	95.7	99.8		70.8	64.0
Per share data:
Basic earnings per common share	$0.87	$0.91		$0.65	$0.60
Diluted earnings per common share	0.87	0.91		0.64	0.58

2010
Revenues	$478.6	$438.3		$461.6	$436.3
Operating income	135.1	116.0		127.2	108.2
Net income	55.6	52.8		37.4	34.2
Net income attributable to Kansas City Southern and subsidiaries	54.6	52.9		37.4	35.3
Per share data:
Basic earnings per common share	$0.51	$0.49		$0.35	$0.34
Diluted earnings per common share	0.50	0.48		0.34	0.34
_____________________

(i)	During the third quarter of 2011, the Company recognized a pre-tax gain of $25.6 million within operating expenses for insurance recoveries related to hurricane damage.

Note 17. Condensed Consolidating Financial Information
As discussed in Note 9, at December 31, 2011, KCSR has outstanding $275.0 million principal amount of 8.0% Senior Notes due June 1, 2015, which are unsecured obligations of KCSR, which are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCS and certain wholly-owned domestic subsidiaries. As a result, the following accompanying condensed consolidating financial information (in millions) has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.” The 8.0% Senior Notes were registered by means of an amendment to KCS’s shelf registration statement filed and automatically effective as of May 23, 2008.

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Statements of Income

	2011
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$1,030.6	$24.0	$1,074.7	$(31.0)	$2,098.3
Operating expenses	4.0	765.5	27.2	723.5	(33.5)	1,486.7
Operating income (loss)	(4.0)	265.1	(3.2)	351.2	2.5	611.6
Equity in net earnings of unconsolidated affiliates	309.2	2.6	—	197.3	(490.9)	18.2
Interest expense	(0.1)	(88.8)	—	(83.8)	43.6	(129.1)
Debt retirement costs	—	(28.4)	—	(10.3)	—	(38.7)
Foreign exchange loss	—	—	—	(9.2)	—	(9.2)
Other income, net	39.7	5.4	0.1	3.2	(46.2)	2.2
Income (loss) before income taxes	344.8	155.9	(3.1)	448.4	(491.0)	455.0
Income tax expense (benefit)	14.5	55.5	(1.8)	54.9	—	123.1
Net income (loss)	330.3	100.4	(1.3)	393.5	(491.0)	331.9
Less: Net income attributable to noncontrolling interest	—	—	—	1.6	—	1.6
Net income (loss) attributable to Kansas City Southern and subsidiaries	$330.3	$100.4	$(1.3)	$391.9	$(491.0)	$330.3

	2010
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$898.4	$22.0	$921.4	$(27.0)	$1,814.8
Operating expenses	4.2	666.3	24.5	662.8	(29.5)	1,328.3
Operating income (loss)	(4.2)	232.1	(2.5)	258.6	2.5	486.5
Equity in net earnings of unconsolidated affiliates	160.1	6.4	—	79.4	(226.2)	19.7
Interest expense	(0.2)	(99.3)	0.3	(100.9)	42.0	(158.1)
Debt retirement costs	—	(15.8)	—	(52.5)	—	(68.3)
Foreign exchange gain	—	—	—	4.7	—	4.7
Other income, net	38.9	7.6	—	3.4	(45.2)	4.7
Income (loss) before income taxes	194.6	131.0	(2.2)	192.7	(226.9)	289.2
Income tax expense (benefit)	13.8	48.3	(0.8)	47.9	—	109.2
Net income (loss)	180.8	82.7	(1.4)	144.8	(226.9)	180.0
Less: Net loss attributable to noncontrolling interest	—	—	—	(0.2)	—	(0.2)
Net income (loss) attributable to Kansas City Southern and subsidiaries	$180.8	$82.7	$(1.4)	$145.0	$(226.9)	$180.2

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Statements of Income—(Continued)

	2009
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$753.4	$17.8	$739.8	$(30.8)	$1,480.2
Operating expenses	4.1	602.9	18.8	620.9	(33.3)	1,213.4
Operating income (loss)	(4.1)	150.5	(1.0)	118.9	2.5	266.8
Equity in net earnings of unconsolidated affiliates	71.4	3.2	—	17.8	(84.7)	7.7
Interest expense	(0.2)	(64.8)	1.6	(113.5)	3.2	(173.7)
Debt retirement costs	—	(5.3)	—	(0.6)	—	(5.9)
Foreign exchange gain	—	—	—	2.1	—	2.1
Other income, net	0.7	6.6	—	3.6	(5.7)	5.2
Income before income taxes	67.8	90.2	0.6	28.3	(84.7)	102.2
Income tax expense	0.7	31.1	0.4	1.9	—	34.1
Net income	67.1	59.1	0.2	26.4	(84.7)	68.1
Less: Net income attributable to noncontrolling interest	—	—	—	1.0	—	1.0
Net income attributable to Kansas City Southern and subsidiaries	$67.1	$59.1	$0.2	$25.4	$(84.7)	$67.1

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Balance Sheets

	December 31, 2011
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$0.7	$296.0	$4.9	$434.2	$(93.3)	$642.5
Investments	—	24.6	—	25.8	—	50.4
Investments in consolidated subsidiaries	1,885.6	1.1	1.9	1,555.9	(3,444.5)	—
Restricted funds	—	—	—	21.7	—	21.7
Property and equipment (including concession assets), net	—	2,086.4	210.6	3,052.5	—	5,349.5
Other assets	1.2	265.3	—	134.1	(291.7)	108.9
Total assets	$1,887.5	$2,673.4	$217.4	$5,224.2	$(3,829.5)	$6,173.0
Liabilities and equity:
Current liabilities	$(880.4)	$1,025.9	$132.5	$252.7	$(93.3)	$437.4
Long-term debt	0.2	615.4	0.3	1,204.3	(217.4)	1,602.8
Deferred income taxes	(1.8)	571.2	76.3	215.7	—	861.4
Other liabilities	4.4	184.9	0.4	97.3	(74.3)	212.7
Stockholders’ equity	2,765.1	276.0	7.9	3,160.0	(3,444.5)	2,764.5
Noncontrolling interest	—	—	—	294.2	—	294.2
Total liabilities and equity	$1,887.5	$2,673.4	$217.4	$5,224.2	$(3,829.5)	$6,173.0

	December 31, 2010
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$0.5	$212.6	$3.9	$390.2	$(31.0)	$576.2
Investments	—	28.2	—	18.2	—	46.4
Investments in consolidated subsidiaries	1,855.8	1.7	1.9	1,708.7	(3,568.1)	—
Restricted funds	—	—	—	22.0	—	22.0
Property and equipment (including concession assets), net	—	1,829.3	213.7	2,859.4	—	4,902.4
Other assets	1.4	52.1	—	88.1	(47.7)	93.9
Total assets	$1,857.7	$2,123.9	$219.5	$5,086.6	$(3,646.8)	$5,640.9
Liabilities and equity:
Current liabilities	$(562.8)	$631.7	$131.4	$233.3	$(12.5)	$421.1
Long-term debt	0.2	704.1	0.4	916.9	—	1,621.6
Deferred income taxes	(15.6)	462.6	78.2	129.3	—	654.5
Other liabilities	4.2	150.1	0.3	141.6	(66.2)	230.0
Stockholders’ equity	2,431.7	175.4	9.2	3,382.9	(3,568.1)	2,431.1
Noncontrolling interest	—	—	—	282.6	—	282.6
Total liabilities and equity	$1,857.7	$2,123.9	$219.5	$5,086.6	$(3,646.8)	$5,640.9

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Statements of Cash Flows

	2011
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided (used)	$(77.8)	$420.0	$7.6	$288.2	$—	$638.0
Investing activities:
Capital expenditures	—	(295.7)	(7.6)	(191.7)	—	(495.0)
Return of investment	84.4	—	—	—	(84.4)	—
Property investments in MSLLC	—	—	—	(33.3)	—	(33.3)
Other investing activities	(6.0)	(5.0)	—	22.9	6.0	17.9
Net cash provided (used)	78.4	(300.7)	(7.6)	(202.1)	(78.4)	(510.4)
Financing activities:
Proceeds from issuance of long-term debt	—	350.0	—	200.0	—	550.0
Repayment of long-term debt	—	(437.1)	—	(216.2)	—	(653.3)
Distribution to affiliate	—	—	—	(84.4)	84.4	—
Other financing activities	(0.7)	(21.0)	—	(9.6)	(6.0)	(37.3)
Net cash used	(0.7)	(108.1)	—	(110.2)	78.4	(140.6)
Cash and cash equivalents:
Net increase (decrease)	(0.1)	11.2	—	(24.1)	—	(13.0)
At beginning of year	0.1	37.8	—	47.5	—	85.4
At end of year	$—	$49.0	$—	$23.4	$—	$72.4

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Statements of Cash Flows—(Continued)

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

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Statements of Cash Flows—(Continued)

	2009
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided (used)	$(67.9)	$259.7	$6.2	$95.7	$(3.2)	$290.5
Investing activities:
Capital expenditures	—	(292.4)	(5.2)	(50.6)	1.4	(346.8)
Return of investment	—	—	—	101.0	(101.0)	—
Property investments in MSLLC	—	—	—	(22.0)	—	(22.0)
Other investing activities	—	107.0	(0.9)	(131.5)	50.2	24.8
Net cash used	—	(185.4)	(6.1)	(103.1)	(49.4)	(344.0)
Financing activities:
Proceeds from issuance of long- term debt	0.8	51.0	—	189.0	(38.7)	202.1
Repayment of long-term debt	(0.4)	(285.4)	—	(42.0)	8.7	(319.1)
Proceeds from common stock issuance	73.9	—	—	—	—	73.9
Other financing activities	(6.5)	(5.1)	—	(86.8)	82.6	(15.8)
Net cash provided (used)	67.8	(239.5)	—	60.2	52.6	(58.9)
Cash and cash equivalents:
Net increase (decrease)	(0.1)	(165.2)	0.1	52.8	—	(112.4)
At beginning of year	—	177.9	0.2	51.8	—	229.9
At end of year	$(0.1)	$12.7	$0.3	$104.6	$—	$117.5

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

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

The following tables (in millions) provide information by geographic area:

	Years ended December 31,
	2011	2010	2009
Revenues
U.S.	$1,159.9	$1,020.1	$864.2
Mexico	938.4	794.7	616.0
Total revenues	$2,098.3	$1,814.8	$1,480.2

	Years ended December 31,
	2011	2010
Property and equipment (including concession assets), net
U.S.	$2,902.9	$2,626.2
Mexico	2,446.6	2,276.2
Total property and equipment (including concession assets), net	$5,349.5	$4,902.4

Note 19. Subsequent Event
8.0% Senior Notes Tender Offer and Consent Solicitation. On January 25, 2012, pursuant to an offer to purchase and related solicitation of consents, KCSR commenced a cash tender offer for all of its $275.0 million outstanding aggregate principal amount of 8.0% Senior Notes due 2015 and a consent solicitation to amend the related indenture (the "Proposed Amendments") to eliminate substantially all of the restrictive covenants contained therein.
On February 7, 2012 (the "Consent Deadline"), KSCR received the requisite consents to adopt the Proposed Amendments. In conjunction with receiving the requisite consents, the Company will execute a supplemental indenture to effect the Proposed Amendments prior to the expiration of the cash tender offer.
The cash tender offer will expire on February 23, 2012 (the "Expiration Time"), unless extended, and is subject to customary conditions, including, among other things, a financing condition that KCSR consummates a debt financing transaction on terms and conditions acceptable to KCSR, in its sole discretion. The total consideration paid for tendered notes will include the tender offer consideration and, if applicable, the consent payment, which are defined in the offer to purchase and related solicitation of consents.

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
KPMG LLP, the independent registered public accounting firm that audited the Company’s financial statements contained herein, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2011. The attestation report is included in Item 8 of this Form 10-K.

Item 9B.	Other Information
None.

Part III
The Company has incorporated by reference certain responses to the Items of this Part III pursuant to Rule 12b-23 under the Exchange Act and General Instruction G(3) to Form 10-K. The Company’s definitive proxy statement for the annual meeting of stockholders scheduled for May 3, 2012 (“Proxy Statement”), will be filed no later than 120 days after December 31, 2011.

Item 10.	Directors, Executive Officers and Corporate Governance
(a) Directors of the Company
The sections of the Company’s definitive proxy statement for the 2012 annual meeting of stockholders entitled “Proposal 1 — Election of Three Directors” and “The Board of Directors” are incorporated by reference in partial response to this Item 10.
(b) Executive Officers of the Company
See “Executive Officers of KCS and Subsidiaries” in Part I, Item 1 of this annual report incorporated by reference herein for information about the executive officers of the Company.
(c) Changes to Shareholder Nominating Procedures
The Information set forth in the Company’s definitive proxy statement for the 2012 annual meeting of stockholders is incorporated by reference in partial response to this Item 10.
(d) Audit Committee and Audit Committee Financial Experts
The section of the Company’s definitive proxy statement for the 2012 annual meeting of stockholders entitled “Board Committees — The Audit Committee” is incorporated by reference in partial response to this Item 10.
(e) Compliance with Section 16(a) of the Exchange Act
The response to Item 405 of Regulation S-K under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2012 annual meeting of stockholders is incorporated by reference in partial response to this Item 10.
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
(g) Annual Certification to the New York Stock Exchange
KCS’s common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “KSU”. As a result, the Chief Executive Officer is required to make annually, and he made on June 1, 2011, a CEO’s Annual Certification to the New York Stock Exchange in accordance with Section 303A.12 of the NYSE Listed Company Manual stating that he was not aware of any violations by KCS of the NYSE corporate governance listing standards.

Item 11.	Executive Compensation
Information required by Item 11 of Part III is incorporated by reference from the Company's definitive proxy statement to be filed with the SEC within 120 days after the Company's fiscal year end of December 31, 2011 pursuant to Regulation 14A of the Exchange Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The section of the Company’s definitive proxy statement for the 2012 annual meeting of stockholders entitled “Beneficial Ownership” is incorporated by reference in partial response to this Item 12.
Equity Compensation Plan Information
The following table provides information as of December 31, 2011, about the common stock that may be issued upon the exercise of options, warrants and rights, as well as shares remaining available for future issuance under the Company’s existing equity compensation plans.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans-Excluding Securities Reflected in the First Column (i)
Equity compensation plans:
Approved by security holders	610,873	$35.10	5,441,531
Not approved by security holders	—	—	—
Total	610,873	$35.10	5,441,531
_____________________

(i)
Includes 3,887,180 shares available for issuance under the 2009 Employee Stock Purchase Plan and 1,554,351 shares available for issuance under the 2008 Plan as awards in the form of Nonvested Shares, Bonus Shares, Performance Units or Performance Shares or issued upon the exercise of Options (including ISOs), stock appreciation rights or limited stock appreciation rights awarded under the 2008 Plan.

The Company has no knowledge of any arrangement the operation of which may at a subsequent date result in a change of control of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 of Part III is incorporated by reference from the Company's definitive proxy statement to be filed with the SEC within 120 days after the Company's fiscal year end of December 31, 2011 pursuant to Regulation 14A of the Exchange Act.

Item 14.	Principal Accountant Fees and Services
Information required by Item 14 of Part III is incorporated by reference from the Company's definitive proxy statement to be filed with the SEC within 120 days after the Company's fiscal year end of December 31, 2011 pursuant to Regulation 14A of the Exchange Act.

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

3.6
Certificate of Elimination of the 5 1/8% Cumulative Convertible Perpetual Preferred Stock, Series D of Kansas City Southern, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 9, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 3.6.

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

4.2
Indenture, dated May 30, 2008, among The Kansas City Southern Railway Company (“KCSR”), the Company and certain subsidiaries of the Company, and U.S. Bank National Association, as trustee, covering up to $275,000,000 of KCSR’s 8% Senior Notes due 2015 (the “May 2008 Indenture”), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on June 2, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.2.

4.3
Indenture, dated December 18, 2008, among KCSR, the Company and certain subsidiaries of the Company, and U.S. Bank National Association, as trustee, covering up to $190,000,000 of KCSR’s 13% Senior Notes due 2013 (the “December 2008 Indenture”), filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on December 19, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.3.

4.4
Indenture, dated March 30, 2009, between KCSM and U.S. Bank National Association, as trustee and paying agent, covering up to $200,000,000 of KCSM’s 12 1/2% Senior Notes due 2016 (the “2009 KCSM Indenture”), filed as Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended March 31, 2009, filed on April 30, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.4.

4.4.1
First Supplemental Indenture to the 2009 KCSM Indenture, dated November 12, 2009, between KCSM, as issuer, and U.S. Bank National Association, as trustee and paying agent (the “2009 KCSM Supplemental Indenture”), filed as Exhibit 4.15.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 12, 2010, is incorporated herein by reference as Exhibit 4.4.1.

4.4.2
Registration Rights Agreement, dated March 30, 2009, between KCSM and Banc of America Securities, LLC, as representative of the placement agents listed therein (“2009 KCSM Registration Rights Agreement”), filed as Exhibit 2.1 to the Company’s Form 10-Q for the quarter ended March 31, 2009, filed on April 30, 2009 (File No. 1-4717), is incorporated by reference as Exhibit 4.4.2.

4.5
Indenture, dated January 22, 2010, between KCSM and U.S. Bank National Association, as trustee and paying agent, covering up to $300,000,000 of KCSM’s 8% Senior Notes due 2018 (the “2010 KCSM Indenture”), filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on January 28, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.5.

4.5.1
Registration Rights Agreement, dated January 22, 2010, between KCSM and Banc of America Securities, LLC, as representative of the placement agents listed therein (the “2010 KCSM Registration Rights Agreement”), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on January 28, 2010 (File No. 1-4717), is incorporated by reference as Exhibit 4.5.1.

4.6
Indenture, dated December 20, 2010, among KCSM and U.S. Bank National Association, as trustee and paying agent, covering up to $185,000,000 of KCSM’s 6.625% Senior Notes due 2020, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on December 20, 2010, is incorporated herein by reference as Exhibit 4.6.

4.6.1
Registration Rights Agreement, dated December 20, 2010, among KCSM, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Scotia Capital (USA) Inc., BBVA Securities Inc., Citigroup Global Markets Inc. and USB Securities LLC, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on December 20, 2010, is incorporated herein by reference as Exhibit 4.6.1

Exhibit	Description
4.7
Indenture, dated May 20, 2011, between KCSM and U.S. Bank National Association, as trustee and paying agent, covering up to $200,000,000 of KCSM’s 6.125% Senior Notes due 2021, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on May 25, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.7.

4.7.1
Registration Rights Agreement, dated May 20, 2011, among KCSM, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Scotia Capital (USA) Inc., Banco Bilbao Vizcaya Argentaria, S.A. and Morgan Stanley & Co. Incorporated, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on May 25, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.7.1.

10.1
Form of Officer Indemnification Agreement, attached as Exhibit 10.1 to the Company’s Form 10-K for the year ended December 31, 2001, filed on March 29, 2002 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.1.

10.2
Form of Director Indemnification Agreement, attached as Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2001, filed on March 29, 2002 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.2.

10.3
Directors Deferred Fee Plan, adopted August 20, 1982, as amended and restated effective May 2, 2007, filed as Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2010, filed on February 9, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.3

10.4
Kansas City Southern 1991 Amended and Restated Stock Option and Performance Award Plan, as amended and restated effective as of August 7, 2007 (the “Amended 1991 Plan”), filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2007, filed on October 26, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.4.

10.4.1
First Amendment to the Kansas City Southern 1991 Amended and Restated Stock Option and Performance Award Plan, effective July 2, 2008, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 8, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.4.1.

10.4.2
Form of Non-Qualified Stock Option Award Agreement for employees under the Amended 1991 Plan, filed as Exhibit 10.8.2 to the Company’s Form 10-K for the year ended December 31, 2004, filed on March 30, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.4.2.

10.4.3
Form of Non-Qualified Stock Option Award Agreement for Directors under the Amended 1991 Plan, filed as Exhibit 10.8.3 to the Company’s Form 10-K for the year ended December 31, 2004, filed on March 30, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.4.3.

10.4.4
Form of Non-Qualified Stock Option Award agreement for employees under the Amended 1991 Plan (referencing threshold dates), filed as Exhibit 10.8.4 to the Company’s Form 10-K for the year ended December 31, 2004, filed on March 30, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.4.4.

10.4.5
Form of Restricted Shares Award and Performance Shares Award Agreement under the Amended 1991 Plan, filed as Exhibit 10.5.4 to the Company’s Form 10-K for the year ended December 31, 2006, filed on February 27, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.4.5.

10.4.6
Form of Restricted Shares Award Agreement (non-management directors) under the Amended 1991 Plan, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 11, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.4.6.

10.4.7
Form of Restricted Shares Award Agreement (cliff vesting) under the Amended 1991 Plan, filed as Exhibit 10.5.6 to the Company’s Form 10-K for the year ended December 31, 2007, filed on February 15, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.4.7.

Exhibit	Description
10.4.8
Form of Restricted Shares Award Agreement under the Amended 1991 Plan (applicable to restricted shares to be purchased), filed as Exhibit 10.8.7 to the Company’s Form 10-K for the year ended December 31, 2004, filed on March 30, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.4.8.

10.4.9
Form of Restricted Shares Award and Performance Shares Award Agreement for Interim Awards under the Amended 1991 Plan, filed as Exhibit 10.5.8 to the Company’s Form 10-K for the year ended December 31, 2007, filed on February 15, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.4.9.

10.4.10
Form of Restricted Shares Award Agreement (consultants) under the Amended 1991 Plan, filed as Exhibit 10.5.9 to the Company’s Form 10-K for the year ended December 31, 2007, filed on February 15, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.4.10.

10.4.11
Form of Restricted Shares Award Agreement (executive plan) under the Amended 1991 Plan, filed as Exhibit 10.5.10 to the Company’s Form 10-K for the year ended December 31, 2007, filed on February 15, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.4.11.

10.5
Employment Agreement, as amended and restated January 1, 2001, between the Company and Warren K. Erdman, filed as Exhibit 10.5 to the Company’s Form 10-K for the year ended December 31, 2010, filed on February 9, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.

10.5.1
Amendment to Employment Agreement, dated August 1, 2001, between the Company and Warren K. Erdman, filed as Exhibit 10.5.1 to the Company’s Form 10-K for the year ended December 31, 2010, filed on February 9, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.1.

10.5.2
Addendum to Employment Agreement, dated August 18, 2004, between the Company and Warren K. Erdman, filed as Exhibit 10.5.2 to the Company’s Form 10-K for the year ended December 31, 2010, filed on February 9, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.2.

10.5.3
Addendum to Employment Agreement, dated April 20, 2009, among the Company, KCSR and Warren K. Erdman, filed as Exhibit 10.5.3 to the Company's Form 10-K for the year ended December 31, 2010, filed on February 9, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.3.

10.6
Employment Agreement, as amended and restated January 1, 2001, among the Company, KCSR and Michael R. Haverty, filed as Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2001, filed on March 29, 2002 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.6.

10.6.1
Addendum to Employment Agreement, dated August 18, 2004, between KCSR, the Company and Michael R. Haverty, filed as Exhibit 10.8.1 to the Company’s Form 10-K for the year ended December 31, 2007, filed on February 15, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.6.1.

10.6.2
Amendment to Amended and Restated Employment Agreement, effective January 1, 2005, among KCSR, the Company and Michael R. Haverty, filed as Exhibit 10.8.2 to the Company’s Form 10-K for the year ended December 31, 2007, filed on February 15, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.6.2.

10.6.3
Addendum to Employment Agreement, effective January 1, 2009, between the Company, KCSR and Michael R. Haverty, filed as Exhibit 10.7.3 to the Company’s Form 10-K for the year ended December 31, 2008, filed on February 17, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.6.3.

10.6.4
Addendum to Employment Agreement, dated June 28, 2010, among the Company, KCSR and Michael Haverty, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 29, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.6.4.

10.7
Employment Agreement, dated May 15, 2006, between KCSR and Patrick J. Ottensmeyer (the “Ottensmeyer Employment Agreement”), attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 12, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.7.

Exhibit	Description
10.7.1
Amendment No. 1 to the Ottensmeyer Employment Agreement, dated May 7, 2007, filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2007, filed on July 27, 2007 (File No. 1-4717), is incorporated by reference as Exhibit 10.7.1.

10.7.2
Addendum to Employment Agreement, effective January 1, 2009, between the Company, KCSR and Patrick J. Ottensmeyer, filed as Exhibit 10.8.2 to the Company’s Form 10-K for the year ended December 31, 2008, filed on February 17, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.7.2.

10.8
Kansas City Southern Executive Plan, as amended and restated January 1, 2009, filed as Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2008, filed on February 17, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.8.

10.9
Kansas City Southern Annual Incentive Plan, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2011, filed on April 21, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.9.

10.10	English translation of concession title granted by the Secretaría de Comunicaciones y Transportes (“SCT”) in favor of Ferrocarril del Noreste, S.A. de C.V. (“FNE”), dated December 2, 1996.

10.10.1	English translation of amendment, dated February 12, 2001, of concession title granted by SCT in favor of KCSM, formerly known as FNE, December 2, 1996.

10.10.2	English translation of amendment no. 2, dated November 22, 2006, of concession title granted by SCT in favor of KCSM, formerly known as FNE, December 2, 1996, amended February 12, 2001.

10.11
Amended and Restated Credit Agreement, dated April 28, 2006, among KCSR, KCS, the subsidiary guarantors, the lenders party thereto, The Bank of Nova Scotia, Morgan Stanley Senior Funding, Inc., Harris Bank, N.A., LaSalle Bank National Association and Bank of Tokyo-Mitsubishi UFJ Trust Company, and Scotia Capital, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2006, filed on May 9, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.11.

10.11.1
Amendment No. 1 to the Amended and Restated Credit Agreement, dated May 31, 2007, among KCSR, KCS, the subsidiary guarantors, the lenders party thereto and The Bank of Nova Scotia, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2007, filed on July 27, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.11.1.

10.11.2
Second Amendment, dated March 16, 2010, to Amended and Restated Credit Agreement, dated April 28, 2006, among KCSR, KCS, the subsidiary guarantors, the lenders party thereto and The Bank of Nova Scotia, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 22, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.11.2.

10.11.3
Security Agreement, dated March 30, 2004, from KCS, KCSR and certain other subsidiaries of KCS to The Bank of Nova Scotia as Collateral Agent, filed as Exhibit 10.19.1 to the Company’s Form 10-K for the year ended December 31, 2004, filed on March 30, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.11.3.

10.11.4
Amendment No. 1 to the Security Agreement, dated December 22, 2004, among KCSR, KCS, the subsidiary guarantors, the lenders party thereto and The Bank of Nova Scotia, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 29, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.11.4.

Exhibit	Description
10.11.5
Amendment No. 1 to the Security Agreement, dated as of November 29, 2006, among KCSR, KCS, the subsidiary guarantors, The Bank of Nova Scotia, as collateral agent and administrative agent, and the lenders party thereto, filed as Exhibit 10.15.2 to the Company’s Form 10-K for the year ended December 31, 2007, filed on February 15, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.11.5.

10.12
Lease Agreement, originally dated June 26, 2001 and amended March 26, 2002, between KCSR and Broadway Square Partners LLP, filed as Exhibit 10.34 to the Company’s Form 10-K for the year ended December 31, 2001, filed on March 29, 2002 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.12.

10.13
Agreement to Forego Compensation between A. Edward Allinson and the Company, fully executed on March 30, 2001; Loan Agreement between A. Edward Allinson and the Company, fully executed on September 18, 2001; and the Promissory Note executed by the Trustees of The A. Edward Allinson Irrevocable Trust Agreement, dated June 4, 2001, Courtney Ann Arnot, A. Edward Allinson III and Bradford J. Allinson, Trustees, as Maker, and the Company, as Holder, filed as Exhibit 10.36 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 28, 2003 (File No. 1-4717), are incorporated herein by reference as Exhibit 10.13.

10.14
Agreement to Forego Compensation between Michael G. Fitt and the Company, fully executed on March 30, 2001; Loan Agreement between Michael G. Fitt and the Company, fully executed on September 7, 2001; and the Promissory Note executed by the Trustees of The Michael G. and Doreen E. Fitt Irrevocable Insurance Trust, Anne E. Skyes, Colin M-D. Fitt and Ian D.G. Fitt, Trustees, as Maker, and the Company, as Holder, filed as Exhibit 10.37 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 28, 2003 (File No. 1-4717), are incorporated herein by reference as Exhibit 10.14.

10.15
Kansas City Southern Employee Stock Ownership Plan, as amended and restated, effective April 1, 2002 (the “Amended Employee Stock Ownership Plan”), filed as Exhibit 10.38 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 28, 2003 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.15.

10.15.1
Amendment to the Amended Employee Stock Ownership Plan, dated June 30, 2003 and effective as of January 1, 2001, filed as Exhibit 10.38.2 to the Company’s Form 10-K for the year ended December 31, 2003, filed on March 30, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.15.1.

10.15.2
Second Amendment to the Amended Employee Stock Ownership Plan, dated December 3, 2003 and effective as of January 1, 2003, filed as Exhibit 10.38.3 to the Company’s Form 10-K for the year ended December 31, 2003, filed on March 30, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.15.2.

10.15.3
Amendment to the Amended Employee Stock Ownership Plan, dated and effective October 29, 2007, filed as Exhibit 10.24.3 to the Company’s Form 10-K for the year ended December 31, 2007, filed on February 15, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.15.3.

10.16
Transaction Agreement, dated December 1, 2005, among the Company, KCSR, Norfolk Southern Corporation and The Alabama Great Southern Railroad Company (the “Transaction Agreement”), filed as Exhibit 10.46 to the Company’s Form 10-K for the year ended December 31, 2005, filed on April 7, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.16.

10.16.1
Amendment No. 1 to the Transaction Agreement, dated January 17, 2006, filed as Exhibit 10.47 to the Company’s Form 10-K for the year ended December 31, 2005, filed on April 7, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.16.1.

10.16.2
Amendment No. 2 to the Transaction Agreement, dated May 1, 2006, filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2006, filed on May 9, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.16.2.

10.16.3
Limited Liability Company Agreement of Meridian Speedway, LLC, dated May 1, 2006, between the Alabama Great Southern Railroad Company and the Company, filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2006, filed on May 9, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.16.3.

Exhibit	Description
10.16.4
Amendment No. 1 and Waiver to Limited Liability Company Agreement, dated August 12, 2011, among
Meridian Speedway, LLC, the Company, KCS Holdings, Inc. and The Alabama Great Southern Railroad
Company, filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2011, filed on October 21, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.16.4.

10.17
Participation Agreement, dated December 20, 2005, among KCSR, KCSR Trust 2005-1 (acting through Wilmington Trust Company, as owner trustee) (“2005 Trust”), GS Leasing (KCSR 2005-1) LLC, Wells Fargo Bank Northwest, National Association, Export Development Canada, and KFW, filed as Exhibit 10.48 to the Company’s Form 10-K for the year ended December 31, 2005, filed on April 7, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.17.

10.17.1
Equipment Lease Agreement, dated December 20, 2005, between KCSR and the KCSR Trust 2005-1, filed as Exhibit 10.49 to the Company’s Form 10-K for the year ended December 31, 2005, filed on April 7, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.17.1.

10.18
Participation Agreement, dated August 2, 2006, among KCSR, KCSR Trust 2006-1 (acting through Wilmington Trust Company, as owner trustee) (“2006 Trust”), HSH Nordbank AG, New York Branch, Wells Fargo Bank Northwest, National Association, and DVB Bank AG, filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 30, 2006, filed on November 9, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.18.

10.18.1
Equipment Lease Agreement, dated August 2, 2006, between KCSR and the KCSR Trust 2006-1, filed as Exhibit 10.41 to the Company’s Form 10-Q for the quarter ended September 30, 2006, filed on November 9, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.18.1

10.19
Lease Agreement, dated September 25, 2005, between KCSR and Louisiana Southern Railroad, Inc., filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2005, filed on August 15, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.19.

10.20
Lease Agreement, dated September 25, 2005, between KCSR and Alabama Southern Railroad, Inc., filed as Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended June 30, 2005, filed on August 15, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.20.

10.21
Lease Agreement, dated September 25, 2005, between KCSR and Arkansas Southern Railroad, Inc., filed as Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended June 30, 2005, filed on August 15, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.21.

10.22
Lease Agreement, dated September 25, 2005, between KCSR and Arkansas Southern Railroad, Inc., filed as Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended June 30, 2005, filed on August 15, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.22.

10.23
Lease Agreement, dated September 25, 2005, between KCSR and Louisiana Southern Railroad, Inc., filed as Exhibit 10.9 to the Company’s Form 10-Q for the quarter ended June 30, 2005, filed on August 15, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.23.

10.24
Equipment Lease Agreement, dated April 4, 2007, between KCSM and High Ridge Leasing, LLC, filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2007, filed on May 2, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.24.

10.25
Participation Agreement, dated September 27, 2007, among KCSR, KCSR 2007-1 Statutory Trust (acting through U.S. Bank Trust National Association, as owner trustee) (“2007 Trust”), U.S. Bank Trust National Association, GS Leasing (KCSR 2007-1) LLC, Wilmington Trust Company, and KfW, filed as Exhibit 10.51 to the Company’s Form 10-K for the year ended December 31, 2007, filed on February 15, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.25.

10.25.1
Equipment Lease Agreement, dated September 27, 2007, between KCSR and the KCSR 2007-1 Statutory Trust, filed as Exhibit 10.52 to the Company’s Form 10-K for the year ended December 31, 2007, filed on February 15, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.25.1.

Exhibit	Description
10.26
Kansas City Southern 2008 Stock Option and Performance Award Plan (the “2008 Plan”), filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 7, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.26.

10.26.1
Form of Non-Qualified Stock Option Award Agreement under the 2008 Plan, filed as Exhibit 10.47.1 to the Company’s Form 10-K for the year ended December 31, 2008, filed on February 17, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.26.1.

10.26.2
Form of Restricted Shares Award Agreement (cliff vesting) under the 2008 Plan, filed as Exhibit 10.47.2 to the Company’s Form 10-K for the year ended December 31, 2008, filed on February 17, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.26.2.

10.26.3
Form of Restricted Shares Award Agreement (graded vesting) under the 2008 Plan, filed as Exhibit 10.47.3 to the Company’s Form 10-K for the year ended December 31, 2008, filed on February 17, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.26.3.

10.26.4
Form of Restricted Shares Award Agreement under the 2008 Plan (applicable to restricted shares to be purchased), filed as Exhibit 10.47.4 to the Company’s Form 10-K for the year ended December 31, 2008, filed on February 17, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.26.4.

10.26.5
Form of Restricted Shares Award and Performance Shares Award Agreement under the 2008 Plan, filed as Exhibit 10.47.5 to the Company’s Form 10-K for the year ended December 31, 2008, filed on February 17, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.26.5.

10.26.6
Form of Restricted Shares Award Agreement (performance based vesting) under the 2008 Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 17, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.26.6.

10.26.7
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (United States Employees) under the Kansas City Southern 2008 Stock Option and Performance Award Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 1, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.26.7.

10.26.8
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (Non-United States Employees) under the Kansas City Southern 2008 Stock Option and Performance Award Plan, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 1, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.26.8.

10.27
Participation Agreement (KCSR 2008-1), dated as of April 1, 2008, among KCSR, KCSR 2008-1 Statutory Trust (acting through U.S. Bank Trust National Association, not in its individual capacity, but solely as Owner Trustee) (“KCSR 2008-1 Statutory Trust”), U.S. Bank Trust National Association (only in its individual capacity as expressly provided therein), MetLife Capital, Limited Partnership (as Owners Participant), Wilmington Trust Company (as Indenture Trustee) and Export Development Canada (as Loan Participant), filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2008, filed on April 24, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.27.

10.27.1
Equipment Lease Agreement (KCSR 2008-1), dated as of April 1, 2008, between KCSR 2008-1 Statutory Trust (as Lessor) and KCSR (as Lessee), filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2008, filed on April 24, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.27.1.

10.28
ATM Equity OfferingSMSales Agreement, dated as of April 27, 2009, between the Company and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 1, 2009 (File No. 1-4717), is incorporated hereby by reference as Exhibit 10.28.

Exhibit	Description
10.29
Loan and Security Agreement, dated February 26, 2008, between KCSM and Export Development Canada, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2008, filed on April 24, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.29.

10.30
Loan Agreement, dated as of September 24, 2008, between KCSM and DVB Bank AG, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2008, filed on October 28, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.30.

10.31
English translation of the Employment Agreement, dated April 20, 2006, between Kansas City Southern de México, S.A. de C.V. and José Guillermo Zozaya Delano, filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2009, filed on April 30, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.31.

10.31.1
English translation of Amendment Agreement to the Individual Indefinite Employment Contract of April 20, 2006, dated May 27, 2009, between KCSM and José Guillermo Zozaya Delano, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 2, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.31.1.

10.32
Employment Agreement, dated August 15, 2008, between KCSR and Michael W. Upchurch, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 22, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.32.

10.33
Employment Agreement, dated September 10, 2008, between KCSR and David Starling, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 15, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.33.

10.33.1
Addendum to Employment Agreement, dated June 28, 2010, among the Company, KCSR and David L. Starling, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on June 29, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.33.1.

10.34
Employment Agreement, dated September 28, 2009, between KCSR and Mary K. Stadler, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 2, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.34.

10.35
Common Stock Purchase Agreement, dated July 31, 2009, between Kansas City Southern and the Investors, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 4, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.35.

10.36	Placement Agreement, dated January 7, 2010, between KCSM and Banc of America Securities LLC, as representative of the placement agents listed therein.

10.37
Settlement Agreement, dated February 9, 2010, between KCSM and Ferrocarril Mexicano S.A. de C.V. (“Ferromex”), Ferrosur S.A. de C.V., Minera Mexico, S.A. de C.V., Infraestructura y Transportes Ferroviarios, S.A. de C.V., Infraestructura y Transportes Mexico, S.A. de C.V., Lineas Ferroviarias de Mexico, S.A. de C.V., Grupo Ferroviario Mexicano, S.A. de C.V., and Grupo Mexico, S.A. B. de C.V., filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2010, filed on April 27, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.37.

Exhibit	Description
10.38
Trackage Rights Agreement, dated February 9, 2010, between KCSM and Ferromex, filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2010, filed on April 27, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.38.

10.39
Credit Agreement, dated August 30, 2010, between KCSM, the lenders defined therein and The Bank of Nova Scotia, as administrative agent for the Lenders, Scotiabank Inverlat, S.A., Institucion de Banca Multiple, Grupo Financiero Scotiabank Inverlat, as collateral agent and Scotia Capital and Banc of America Securities LLC, as joint lead arrangers and joint bookrunners, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 3, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.39.

10.39.1
Subsidiary Guaranty, dated August 30, 2010, between each subsidiary of KCSM from time to time party thereto, in favor of The Bank of Nova Scotia, filed as Exhibit 10.21 to the Company’s Current Report on Form 8-K, filed on September 3, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.39.1

10.39.2
Pledge Without Transfer of Possession Agreement, dated August 30, 2010, among KCSM, Arrendadora KCSM, S. de R.L. de C.V., Highstar Harbor Holdings Mexico, S. de R.L. de C.V., MTC Puerta Mexico, S. de R.L. de C.V., and Vamos a Mexico, S.A. de C.V., and Scotiabank Inverlat, S.A., Institucion de Banca Multiple, Grupo Financiero Scotiabank Inverlat, as collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as pledgee (English translation of document executed in Spanish), filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 3, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.39.2.

10.39.3
Stock Pledge Agreement, dated August 30, 2010, among MTC Puerta Mexico, S. de R.L. de C.V. and Highstar Harbor Holdings Mexico, S. de R.L. de C.V., as pledgors, Scotiabank Inverlat, S.A., Institucion de Banca Multiple, Grupo Financiero Scotiabank Inverlat, in its capacity as collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as pledge, and Vamos a Mexico, S.A. de C.V. (English translation of document executed in Spanish), filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on September 3, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.39.3.

10.39.4
Partnership Interest Pledge Agreement, dated August 30, 2010, among KCSM, KCSM Holdings, LLC, as pledgors, Scotiabank Inverlat, S.A., Institucion de Banca Multiple, Grupo Financiero Scotiabank Inverlat, in its capacity as collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as pledge and Arrendadora KCSM, S. de R.L. de C.V. (English translation of document executed in Spanish), filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on September 3, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.39.4.

10.39.5
Partnership Interest Pledge Agreement, dated August 30, 2010, among KCSM and Nafta Rail, S.A. de C.V., as pledgors, Scotiabank Inverlat, S.A., Institucion de Banca Multiple, Grupo Financiero Scotiabank Inverlat, in its capacity as collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as pledge and Highstar Harbor Holdings Mexico, S. de R.L. de C.V. (English translation of document executed in Spanish), filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on September 3, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.39.5.

10.39.6
Partnership Interest Pledge Agreement, dated August 30, 2010, among Highstar Harbor Holdings Mexico, S. de R.L. de C.V. and Nafta Rail, S.A. de C.V., as pledgors, Scotiabank Inverlat, S.A., Institucion de Banca Multiple, Grupo Financiero Scotiabank Inverlat, in its capacity as collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as pledge and MTC Puerta Mexico, S. de R.L. de C.V., (English translation of document executed in Spanish), filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on September 3, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.39.6.

10.39.7
Intercompany Subordination Agreement, dated August 30, 2010, between KCSM and each of the persons defined therein, in favor of The Bank of Nova Scotia, as administrative agent for each of the secured parties defined therein, filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on September 3, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.39.7.

Exhibit	Description
10.40
Placement Agreement, dated December 14, 2010, among KCSM, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Scotia Capital (USA) Inc., BBVA Securities Inc., Citigroup Global Markets Inc. and UBS Securities LLC, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 20, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.40.

10.41
Placement Agreement, dated May 6, 2011, among KCSM, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Scotia Capital (USA) Inc., Banco Bilbao Vizcaya Argenteria, S.A. and Morgan Stanley & Co. Incorporated, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 12, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.41.

10.42
Amended and Restated Credit Agreement, dated as of July 12, 2011, by and among KCS, KCSR, as Borrower, certain of their subsidiaries named therein as guarantors, the various financial institutions and other persons from time to time parties thereto (the “Lenders”), The Bank of Nova Scotia, as administrative agent and collateral agent for the Lenders, Bank of America, N.A., as syndication agent, Compass Bank, JPMorgan Chase Bank, N.A. and Morgan Stanley Bank, N.A., as co-documentation agents and Merrill Lynch, Pierce, Fenner & Smith Incorporated and The Bank of Nova Scotia as joint lead arrangers and joint bookrunning managers, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 13, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.42.

10.42.1
Amended and Restated Security Agreement, dated July 12, 2011, by and among KCS, KCSR, certain of their subsidiaries named therein as grantors and The Bank of Nova Scotia, as collateral agent, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 13, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.42.1.

10.43
Amended and Restated Credit Agreement, dated September 30, 2011, among KCSM, the lenders defined therein and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the Lenders, J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, as joint lead arrangers and joint bookrunners, BBVA Bancomer, S.A., Institución de Banca Múltiple Grupo Financiero BBVA Bancomer, as joint bookrunner and co-documentation agent, and Bank of America, N.A., as co-documentation agent, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 3, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.43.

10.43.1
Amended and Restated Subsidiary Guaranty, dated as of September 30, 2011, by each subsidiary of KCSM from time to time party thereto, in favor of JPMorgan Chase Bank, N.A., in its capacity as administrative agent and collateral agent for each of the secured parties defined therein, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 3, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.43.1.

10.43.2
Assignment and Amendment Agreement, dated September 30, 2011, entered into by and among KCSM, Arrendadora KCSM, S. de R.L. de C.V., Highstar Harbor Holdings México, S. de R.L. de C.V., MTC Puerta Mexico, S. de R.L. de C.V., Vamos a México, S.A. de C.V., Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, as original collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as original pledgee, and JPMorgan Chase Bank, N.A., a new collateral agent, acting on its own behalf and for the benefit of the secured parties and new pledgee. (English translation of document executed in Spanish), filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on October 3, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.43.2.

10.43.3
Assignment and Amendment Agreement, dated September 30, 2011, entered into by and among MTC Puerta
México, S. de R.L. de C.V and Highstar Harbor Holdings México, S. de R.L. de C.V., as pledgors, Vamos a
México, S.A. de C.V., Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank
Inverlat, in its capacity as original collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as original pledgee, and JPMorgan Chase Bank, N.A., a new collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as new pledgee, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on October 3, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.43.3.

Exhibit	Description
10.43.4
Assignment and Amendment Agreement, dated September 30, 2011, entered into by and among KCSM and KSCM Holdings, LLC, as pledgors, Arrendadora KCSM S. de R.L. de C.V., Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, in its capacity as original collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as original pledgee, and JPMorgan Chase Bank, N.A., as new collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties as new pledgee, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on October 3, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.43.4.

10.43.5
Assignment and Amendment Agreement, dated September 30, 2011, entered into by and among KCSM and Nafta Rail, S.A. de C.V., as pledgors, Highstar Harbor Holdings México, S. de R.L. de C.V., Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, in its capacity as original collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as original pledgee, and JPMorgan Chase Bank, N.A., as new collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties as new pledgee, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on October 3, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.43.5.

10.43.6
Assignment and Amendment Agreement, dated September 30, 2011, entered into by and among Highstar Harbor
Holdings México, S. de R.L. de C.V. and Nafta Rail, S.A. de C.V., as pledgors, MTC Puerta México, S. de R.L.
de C.V., Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, in its capacity as original collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as original pledgee, and JPMorgan Chase Bank, N.A., as new collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties as new pledgee, filed as Exhibit 10.7 to the
Company’s Current Report on Form 8-K, filed on October 3, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.43.6.

10.43.7
Amended and Restated Intercompany Subordination Agreement, dated as of September 30, 2011, by and between KCSM, and each of the subordinated debtors and subordinated creditors each as defined therein, in favor of JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for each of the secured parties defined therein, filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on October 3, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.43.7.

10.44
Form of Loan Agreement between General Electric Capital Corporation and KCSM, dated September 1, 2011, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2011, filed on October 21, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.44.

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

101
The following financial information from Kansas City Southern’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the years ended December 31, 2011, 2010, and 2009, (ii) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009, (iv) Consolidated Statements of Changes in Equity and Comprehensive Income for the Three Years ended December 31, 2011, 2010, and 2009 and (v) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kansas City Southern

By:	/S/ DAVID L. STARLING
David L. Starling President, Chief Executive Officer and Director
February 8, 2012
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 8, 2012.

Signature	Title

/S/ MICHAEL R. HAVERTY	Executive Chairman of the Board and Director.
Michael R. Haverty

/S/ DAVID L. STARLING	President, Chief Executive Officer and Director.
David L. Starling

/S/ MICHAEL W. UPCHURCH	Executive Vice President and Chief Financial Officer (Principal Financial Officer).
Michael W. Upchurch

/S/ MARY K. STADLER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer).
Mary K. Stadler

/S/ LU M. CÓRDOVA	Director.
Lu M. Córdova

/S/ HENRY R. DAVIS	Director.
Henry R. Davis

/S/ ROBERT J. DRUTEN	Director.
Robert J. Druten

Signature	Title

/S/ TERRENCE P. DUNN	Director.
Terrence P. Dunn

/S/ ANTONIO O. GARZA, JR.	Director.
Antonio O. Garza, Jr.

/S/ THOMAS A. MCDONNELL	Director.
Thomas A. McDonnell

/S/ RODNEY E. SLATER	Director.
Rodney E. Slater

Kansas City Southern
2011 Form 10-K Annual Report
Index to Exhibits

Exhibit	Document
10.10	English translation of concession title granted by the Secretaría de Comunicaciones y Transportes (“SCT”) in favor of Ferrocarril del Noreste, S.A. de C.V. (“FNE”), dated December 2, 1996.

10.10.1	English translation of amendment, dated February 12, 2001, of concession title granted by SCT in favor of KCSM, formerly known as FNE, December 2, 1996.

10.10.2	English translation of amendment no. 2, dated November 22, 2006, of concession title granted by SCT in favor of KCSM, formerly known as FNE, December 2, 1996, amended February 12, 2001.

10.36	Placement Agreement, dated January 7, 2010, between KCSM and Banc of America Securities LLC, as representative of the placement agents listed therein.

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Company

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Certification of David L. Starling pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael W. Upchurch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of David L. Starling furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Michael W. Upchurch furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Kansas City Southern’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the years ended December 31, 2011, 2010, and 2009, (ii) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009, (iv) Consolidated Statements of Changes in Equity and Comprehensive Income for the Three Years ended December 31, 2011, 2010, and 2009, and (v) the Notes to Consolidated Financial Statements