Form 10-Q
period 2012-03-31
KANSAS CITY SOUTHERN
filed 2012-04-24
CIK 54480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	April 16, 2012
Common Stock, $0.01 per share par value	109,986,851 Shares

Kansas City Southern
Form 10-Q
March 31, 2012

Kansas City Southern
Form 10-Q
March 31, 2012
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Introductory Comments
The unaudited Consolidated Financial Statements included herein have been prepared by Kansas City Southern pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As used herein, “KCS” or the “Company” may refer to Kansas City Southern or, as the context requires, to one or more subsidiaries of Kansas City Southern. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the consolidated financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Results for the three months ended March 31, 2012 are not necessarily indicative of the results expected for the full year ending December 31, 2012.

Kansas City Southern
Consolidated Statements of Income

	Three Months Ended
	March 31,
	2012	2011
	(In millions, except share and per share amounts) (Unaudited)
Revenues	$547.5	$488.6
Operating expenses:
Compensation and benefits	109.3	100.4
Purchased services	54.4	48.1
Fuel	88.3	79.5
Equipment costs	38.3	41.4
Depreciation and amortization	48.4	45.7
Materials and other	51.0	45.7
Total operating expenses	389.7	360.8
Operating income	157.8	127.8
Equity in net earnings of unconsolidated affiliates	5.8	3.6
Interest expense	(27.2)	(33.1)
Debt retirement costs	(12.9)	—
Foreign exchange gain (loss)	3.9	(0.1)
Other income, net	0.1	1.7
Income before income taxes	127.5	99.9
Income tax expense	52.2	35.8
Net income	75.3	64.1
Less: Net income attributable to noncontrolling interest	0.3	0.1
Net income attributable to Kansas City Southern and subsidiaries	75.0	64.0
Preferred stock dividends	0.1	1.4
Net income available to common stockholders	$74.9	$62.6

Earnings per share:
Basic earnings per share	$0.68	$0.60
Diluted earnings per share	$0.68	$0.58

Average shares outstanding (in thousands):
Basic	109,622	104,269
Potentially dilutive common shares	374	5,482
Diluted	109,996	109,751

Cash dividends declared per common share	$0.195	$—
See accompanying notes to consolidated financial statements.

Kansas City Southern
Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
	2012	2011
	(In millions) (Unaudited)
Net income	$75.3	$64.1
Other comprehensive income:
Unrealized loss on cash flow hedges arising during the period, net of tax of $(0.2) million	(0.3)	—
Reclassification adjustment from cash flow hedges included in net income, net of tax of $0.2 million	—	0.2
Foreign currency translation adjustments, net of tax of $0.3 million and $0.1 million	0.6	0.3
Other comprehensive income	0.3	0.5
Comprehensive income	75.6	64.6
Less: Comprehensive income attributable to noncontrolling interest	0.3	0.1
Comprehensive income attributable to Kansas City Southern and subsidiaries	$75.3	$64.5
See accompanying notes to consolidated financial statements.

Kansas City Southern
Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(In millions, except share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$101.8	$72.4
Accounts receivable, net	186.6	166.0
Materials and supplies	120.9	109.6
Deferred income taxes	205.1	225.0
Other current assets	69.5	69.5
Total current assets	683.9	642.5
Investments	57.5	50.4
Restricted funds	16.7	21.7
Property and equipment (including concession assets), net	5,388.0	5,349.5
Other assets	107.9	108.9
Total assets	$6,254.0	$6,173.0
LIABILITIES AND EQUITY
Current liabilities:
Debt due within one year	$46.4	$36.3
Accounts payable and accrued liabilities	400.1	401.1
Total current liabilities	446.5	437.4
Long-term debt	1,585.5	1,602.8
Deferred income taxes	863.4	861.4
Other noncurrent liabilities and deferred credits	228.4	212.7
Total liabilities	3,123.8	3,114.3
Commitments and contingencies	—	—
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding	6.1	6.1
$.01 par, common stock, 400,000,000 shares authorized; 123,352,185 shares issued; 109,986,851 and 109,910,857 shares outstanding at March 31, 2012 and December 31, 2011, respectively	1.1	1.1
Paid-in capital	901.6	884.2
Retained earnings	1,928.8	1,875.3
Accumulated other comprehensive loss	(1.9)	(2.2)
Total stockholders’ equity	2,835.7	2,764.5
Noncontrolling interest	294.5	294.2
Total equity	3,130.2	3,058.7
Total liabilities and equity	$6,254.0	$6,173.0
See accompanying notes to consolidated financial statements.

Kansas City Southern
Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2012	2011
	(In millions) (Unaudited)
Operating activities:
Net income	$75.3	$64.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48.4	45.7
Deferred income taxes	34.9	35.0
Equity in net earnings of unconsolidated affiliates	(5.8)	(3.6)
Share-based compensation	3.2	4.0
Excess tax benefit from share-based compensation	(13.2)	—
Deferred compensation	7.3	5.0
Cash payments related to hurricane damage	—	(1.0)
Insurance proceeds related to hurricane damage	—	10.5
Gain on sale of assets	—	(0.2)
Debt retirement costs	12.9	—
Changes in working capital items:
Accounts receivable	(21.1)	(20.6)
Materials and supplies	(11.5)	(5.8)
Other current assets	4.8	6.4
Accounts payable and accrued liabilities	0.2	(12.6)
Other, net	4.1	(9.8)
Net cash provided by operating activities	139.5	117.1

Investing activities:
Capital expenditures	(99.4)	(95.2)
Property investments in MSLLC	(6.7)	(6.7)
Insurance proceeds related to hurricane damage	—	4.5
Proceeds from disposal of property	2.7	1.5
Other, net	2.3	3.1
Net cash used for investing activities	(101.1)	(92.8)

Financing activities:
Proceeds from issuance of long-term debt	229.6	—
Repayment of long-term debt	(237.0)	(5.8)
Debt costs	(15.0)	—
Proceeds from employee stock plans	0.3	0.4
Excess tax benefit from share-based compensation	13.2	—
Preferred stock dividends paid	(0.1)	(2.8)
Net cash used for financing activities	(9.0)	(8.2)
Cash and cash equivalents:
Net increase during each period	29.4	16.1
At beginning of year	72.4	85.4
At end of period	$101.8	$101.5
See accompanying notes to consolidated financial statements.

Kansas City Southern
Notes to Consolidated Financial Statements

1. Accounting Policies, Interim Financial Statements and Basis of Presentation
In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the results for interim periods. All adjustments made were of a normal and recurring nature. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012. Certain prior year amounts have been reclassified to conform to the current year presentation.
Effective January 1, 2012, the Company adopted, on a retrospective basis, the new accounting guidance on the presentation of comprehensive income. As a result of the adoption, the Company reports net income and other comprehensive income in two separate consecutive statements.

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
The following table reconciles the basic earnings per share computation to the diluted earnings per share computation (in millions, except share and per share amounts):

	Three Months Ended
	March 31,
	2012	2011
Net income available to common stockholders for purposes of computing basic earnings per share	$74.9	$62.6
Effect of dividends on conversion of convertible preferred stock	—	1.3
Net income available to common stockholders for purposes of computing diluted earnings per share	$74.9	$63.9
Weighted-average number of shares outstanding (in thousands):
Basic shares	109,622	104,269
Effect of dilution	374	5,482
Diluted shares	109,996	109,751
Earnings per share:
Basic earnings per share	$0.68	$0.60
Diluted earnings per share	$0.68	$0.58

Potentially dilutive shares excluded from the calculation (in thousands):
Stock options excluded as their inclusion would be anti-dilutive	93	101

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

3. Property and Equipment (including Concession Assets)
Property and equipment, including concession assets, and related accumulated depreciation and amortization are summarized below (in millions):

	March 31, 2012	December 31, 2011
Land	$207.6	$207.4
Concession land rights	141.2	141.2
Road property	5,398.2	5,326.0
Equipment	834.0	833.7
Technology and other	122.4	123.3
Construction in progress	156.9	153.1
Total property	6,860.3	6,784.7
Accumulated depreciation and amortization	1,472.3	1,435.2
Property and equipment (including concession assets), net	$5,388.0	$5,349.5
Concession assets, net of accumulated amortization of $358.3 million and $347.1 million, totaled $1,855.8 million and $1,855.1 million at March 31, 2012 and December 31, 2011, respectively.

4. Fair Value Measurements
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
The Company’s derivative financial instruments are measured at fair value on a recurring basis and consisted of interest rate swap liabilities of $0.5 million as of March 31, 2012, which are classified as Level 2. The Company determines the fair values of its derivative financial instrument positions based upon pricing models using inputs observed from actively quoted markets. Pricing models take into consideration the contract terms as well as other inputs, including forward interest rate curves.
The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of the short-term financial instruments approximates their fair value.
The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $1,736.2 million and $1,741.3 million at March 31, 2012 and December 31, 2011, respectively. The carrying value was $1,631.9 million and $1,639.1 million at March 31, 2012 and December 31, 2011, respectively. If the Company’s debt was measured at fair value, it would have been classified as Level 1 and Level 2 in the fair value hierarchy.

5. Derivative Instruments
In general, the Company enters into derivative transactions in limited situations based on management’s assessment of current market conditions and perceived risks. However, management intends to respond to evolving business and market conditions and in doing so, may enter into such transactions more frequently as deemed appropriate.
Credit Risk. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages this risk by limiting its counterparties to large financial institutions which meet the Company’s credit rating standards and have established banking relationship with the Company. As of March 31, 2012, the Company did not expect any losses as a result of default of its counterparties.

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

Interest Rate Swaps. On March 5, 2012, the Company entered into four amortizing interest rate swaps with an aggregate notional amount of $320.0 million, which have been designated as cash flow hedges. The interest rate swaps effectively convert interest payments on a portion of outstanding term loans of The Kansas City Southern Railway Company (“KCSR”), a wholly-owned subsidiary of KCS, from variable rates to fixed rates. The swaps are highly effective and as a result there will be minimal earnings impact associated with ineffectiveness of these hedges. As of March 31, 2012, the hedging instruments have an aggregate notional amount of $316.8 million at a fixed rate of 0.4942%. Settlements are indexed to the one-month London Interbank Offered Rate (“LIBOR”) and will occur monthly beginning March 30, 2012 through March 31, 2014.
The following table presents the fair value of derivative instruments included in the consolidated balance sheet (in millions):

	Liability Derivatives
	Balance Sheet Location	March 31, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Interest rate swaps	Other noncurrent liabilities & deferred credits	$0.5	$—
Total derivatives designated as hedging instruments		0.5	—
Total liability derivatives		$0.5	$—
The following table presents the amounts affecting the consolidated statements of income for the three months ended March 31 (in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2012	2011		2012	2011		2012	2011
Interest rate swaps	$(0.5)	$—	Interest expense	$—	$(0.4)	Interest expense	$—	$—
Total	$(0.5)	$—		$—	$(0.4)		$—	$—

6. Long-Term Debt
KCSR 8.0% Senior Notes. On January 25, 2012, pursuant to an offer to purchase and related solicitation of consents, KCSR commenced a cash tender offer for all of its $275.0 million outstanding aggregate principal amount of 8.0% Senior Notes due June 1, 2015 (the “8.0% Senior Notes”) and a consent solicitation to amend the related indenture (the “Proposed Amendments”) to eliminate substantially all of the restrictive covenants contained therein. In conjunction with receiving the requisite consents, on February 13, 2012, the Company entered into the First Supplemental Indenture to effect the Proposed Amendments, which became operative on February 24, 2012.
On February 24, 2012, KCSR purchased $174.7 million principal amount of the tendered 8.0% Senior Notes in accordance with the terms and conditions of the tender offer set forth in the offer to purchase using the proceeds received under the Amendment No. 1 and Additional Term Advance Agreement (“Amendment No. 1”) to the existing KCSR Amended and Restated Credit Agreement dated as of July 12, 2011 (the “Credit Agreement”) and available cash. KCSR intends to redeem the remaining $100.3 million principal amount of the 8.0% Senior Notes in June 2012 as permitted under the terms of the indenture for the notes.
KCSR Credit Agreement and Additional Term A Advances. On February 24, 2012, KCS, KCSR and certain other subsidiaries of the Company that guaranty KCSR’s Credit Agreement entered into Amendment No. 1 to the Credit Agreement, which provides for additional Term A advances to KCSR in an aggregate principal amount of $275.0 million (the “Additional Term A Advances”) on substantially the same terms as those applicable to the existing Term A facility under the Credit Agreement. KCSR borrowed $175.0 million of the Additional Term A Advances on February 24, 2012, the effective date of Amendment No. 1, and may borrow the remaining $100.0 million of Additional Term A Advances in up to five separate tranches on or prior to June 30, 2012.
The proceeds of the initial $175.0 million borrowing under the Additional Term A Advances and available cash were used to purchase all of KCSR’s 8.0% Senior Notes that were accepted in accordance with the cash tender offer and pay associated fees and

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

expenses. The remaining Additional Term A Advances may be used to finance any redemption of the 8.0% Senior Notes which remain outstanding following the cash tender offer, pay any transaction costs related to the redemption of any 8.0% Senior Notes or for general corporate purposes.
The outstanding principal balance of the Additional Term A Advances bear interest at floating rates. At KCSR’s option, the loans will bear interest at either the (i) greater of the (a) Bank of Nova Scotia’s base rate, (b) federal funds rate plus 0.50% or (c) one-month LIBOR plus 1.00% (the “Base Rate”) plus a margin of 0.25% or (ii) LIBOR plus a margin of 1.25%.
Except as amended and supplemented by Amendment No. 1, all terms of the Credit Agreement remain in full force and effect.
KCSR RRIF Loan Agreement. On February 21, 2012, KCSR, as borrower, entered into a financing agreement with the United States of America represented by the Secretary of Transportation acting through the Administrator of the Federal Railroad Administration.
The financing agreement provides KCSR with a twenty-five year $54.6 million loan under the Railroad Rehabilitation and Improvement Financing Program (the “KCSR RRIF Loan”). The proceeds of the KCSR RRIF Loan were used to reimburse KCSR for 80% of the purchase price of thirty new locomotives (the “Locomotives”) acquired by KCSR in the fourth quarter of 2011. The outstanding principal balance bears interest at 2.96% per annum. KCSR is required to make quarterly principal and interest payments on the KCSR RRIF Loan commencing March 15, 2012, except for the first payment that was comprised solely of interest accrued from the date the funds were advanced to KCSR, which was February 24, 2012.
The obligations under the financing agreement are secured by a first priority security interest in the Locomotives and certain related rights. In addition, the Company has agreed to guarantee repayment of the amounts due under the financing agreement and certain related agreements.
The financing agreement contains representations, warranties, covenants and events of default that are similar to those contained in other KCSR debt agreements. The occurrence of an event of default could result in the acceleration of the repayment of any outstanding principal balance of the KCSR RRIF Loan.
KCSR Revolving Credit Facility. During the first quarter of 2012, the Company repaid the outstanding balance of $50.0 million on KCSR’s revolving credit facility.

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

7. Equity
The following table summarizes the changes in equity (in millions):

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity
Beginning balance	$2,764.5	$294.2	$3,058.7	$2,431.1	$282.6	$2,713.7
Net income	75.0	0.3	75.3	64.0	0.1	64.1
Other comprehensive income	0.3	—	0.3	0.5	—	0.5
Conversion of series D cumulative convertible preferred stock	—	—	—	(0.2)	—	(0.2)
Common stock issued for conversion of series D cumulative convertible preferred stock	—	—	—	0.2	—	0.2
Dividends on common stock	(21.4)	—	(21.4)	—	—	—
Dividends on $25 par preferred stock	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Dividends on series D cumulative preferred stock	—	—	—	(2.7)	—	(2.7)
Options exercised and stock subscribed, net of shares withheld for employee taxes	1.0	—	1.0	(0.9)	—	(0.9)
Tax benefit from share-based compensation	13.2	—	13.2	—	—	—
Share-based compensation	3.2	—	3.2	4.0	—	4.0
Ending balance	$2,835.7	$294.5	$3,130.2	$2,495.9	$282.7	$2,778.6
Common Stock Dividend
On March 30, 2012, the Company’s Board of Directors declared a cash dividend of $0.195 per share payable on April 27, 2012, to common stockholders of record as of April 16, 2012. The aggregate amount of the dividend declared was approximately $21.4 million.

8. Commitments and Contingencies
Concession Duty. Under Kansas City Southern de México, S.A. de C.V.’s (“KCSM”) 50-year railroad concession from the Mexican government (the “Concession”), the Mexican government has the right to receive a payment from KCSM equivalent to 0.5% of KCSM’s gross revenue during the first 15 years of the Concession period and, beginning on June 24, 2012, 1.25% of KCSM’s gross revenue for the remaining years of the Concession period. For the three months ended March 31, 2012, the concession duty expense, which is recorded within operating expenses, was $1.3 million, compared to $1.1 million for the same period in 2011.
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

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

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
Personal Injury. The Company’s personal injury liability is based on semi-annual actuarial studies performed on an undiscounted basis by an independent third party actuarial firm and reviewed by management. This liability is based on personal injury claims filed and an estimate of claims incurred but not yet reported. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Adjustments to the liability are reflected within operating expenses in the period in which changes to estimates are known. Personal injury claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The personal injury liability as of March 31, 2012 is based on an updated actuarial study of personal injury claims through November 30, 2011 and review of the last four months’ experience.
The personal injury liability activity was as follows (in millions):

	Three Months Ended March 31,
	2012	2011
Balance at beginning of year	$40.1	$62.2
Accruals	2.5	2.7
Change in estimate	—	(1.5)
Payments	(0.8)	(8.0)
Balance at end of period	$41.8	$55.4
Certain Disputes with Ferromex. KCSM and Ferrocarril Mexicano, S.A. de C.V. (“Ferromex”) use certain trackage rights, haulage rights and interline services (the “Services”) provided by each other. The rates to be charged after January 1, 2009, were agreed to pursuant to the Trackage Rights Agreement, dated February 9, 2010 (the “Trackage Rights Agreement”), between KCSM and Ferromex. The rates payable for these Services for the period beginning in 1998 through December 31, 2008 are still not resolved. If KCSM cannot reach an agreement with Ferromex for rates applicable for Services prior to January 1, 2009, which are not subject to the Trackage Rights Agreement, the Mexican Secretaría de Comunicaciones y Transportes (“Secretary of Communications and Transportation” or “SCT”) is entitled to set the rates in accordance with Mexican law and regulations. KCSM and Ferromex both initiated administrative proceedings seeking a determination by the SCT of the rates that KCSM and Ferromex should pay each other in connection with the Services. The SCT issued rulings in 2002 and 2008 setting the rates for the Services, and both KCSM and Ferromex challenged these rulings.
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
SCT Sanction Proceedings. On July 23, 2008, the SCT delivered notice to KCSM of proceedings against KCSM, claiming, among other things, that KCSM refused to grant Ferromex access to certain trackage over which Ferromex alleges it has trackage

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

rights on six different occasions and thus denied Ferromex the ability to provide service to a Mexican subsidiary of a large U.S. auto manufacturer at this location. On July 15, 2010, the SCT resolved to consolidate these six sanction proceedings into a single proceeding, determining that the actions that motivated the underlying claims constitute a single occasion. On February 27, 2012, the SCT dismissed this proceeding on the basis that the extent of the Ferromex trackage rights had not been determined prior to the time KCSM refused Ferromex access.
Contractual Agreements. In the normal course of business, the Company enters into various contractual agreements related to commercial arrangements and the use of other railroads’ or governmental entities’ infrastructure needed for the operations of the business. The Company is involved or may become involved in certain disputes involving transportation rates, product loss or damage, charges and interpretations related to these agreements. While the outcome of these matters cannot be predicted with certainty, the Company does not believe, when resolved, that these disputes will have a material effect on its consolidated financial statements.
Credit Risk. The Company continually monitors risks related to the economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness or further weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and operating results. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate at March 31, 2012.
Income Tax. Tax returns filed in the U.S. from 2008 through the current year and in Mexico for 2005 and from 2007 through the current year remain open to examination by the taxing authorities. The 2006 Mexico tax return is closed to examination except for certain depreciation adjustments included on an amended return. In March 2012, the 2004 Mexico audit was completed without adjustment. The 2005 Mexico tax return is currently under examination. The Company believes that an adequate provision has been made for any adjustment (tax and interest) that may be due for all open years. However, an unexpected adverse resolution could have a material effect on the consolidated financial statements in a particular quarter or fiscal year.
Panama Canal Railway Company (“PCRC”) Guarantees and Indemnities. The Company has issued four irrevocable standby letters of credit totaling approximately $1.2 million to fulfill the Company’s fifty percent guarantee of additional equipment loans. The Company agreed to fund fifty percent of any debt service reserve or liquidity reserve shortfall by PCRC, reserves which were established by PCRC in connection with the issuance of the 7.0% Senior Secured Notes due November 1, 2026 (the “Notes”). At March 31, 2012, the Company had issued and outstanding $3.8 million under a standby letter of credit. Additionally, KCS has pledged its shares of PCRC as security for the Notes.

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
The Company’s strategic initiatives, which drive its operational direction, are developed and managed at the Company’s headquarters and targets are communicated to its various activity centers. Corporate management is responsible for, among others, KCS’s marketing strategy, the oversight of large cross border customer accounts, overall planning and control of infrastructure and rolling stock, the allocation of capital resources based upon growth and capacity constraints over the coordinated network, and other functions such as financial planning, accounting, and treasury.
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

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

The following tables provide information by geographic area (in millions):

	Three Months Ended
	March 31,
Revenues	2012	2011
U.S.	$302.3	$270.4
Mexico	245.2	218.2
Total revenues	$547.5	$488.6

Property and equipment (including concession assets), net	March 31, 2012	December 31, 2011
U.S.	$2,942.3	$2,902.9
Mexico	2,445.7	2,446.6
Total property and equipment (including concession assets), net	$5,388.0	$5,349.5

10. Condensed Consolidating Financial Information
KCSR has outstanding $100.3 million principal amount of 8.0% Senior Notes due June 1, 2015, which are unsecured obligations of KCSR, and are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCS and certain wholly-owned domestic subsidiaries. As a result, the following accompanying condensed consolidating financial information (in millions) has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.” The 8.0% Senior Notes were registered by means of an amendment to KCS’s shelf registration statement filed and automatically effective as of May 23, 2008.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31, 2012
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$270.2	$5.4	$280.5	$(8.6)	$547.5
Operating expenses	1.1	204.0	7.1	186.8	(9.3)	389.7
Operating income (loss)	(1.1)	66.2	(1.7)	93.7	0.7	157.8
Equity in net earnings (losses) of unconsolidated affiliates	70.0	(0.1)	—	42.9	(107.0)	5.8
Interest expense	—	(18.5)	—	(22.9)	14.2	(27.2)
Debt retirement costs	—	(12.9)	—	—	—	(12.9)
Foreign exchange gain	—	—	—	3.9	—	3.9
Other income (expense), net	11.9	6.2	—	(3.1)	(14.9)	0.1
Income (loss) before income taxes	80.8	40.9	(1.7)	114.5	(107.0)	127.5
Income tax expense (benefit)	5.8	16.0	(0.6)	31.0	—	52.2
Net income (loss)	75.0	24.9	(1.1)	83.5	(107.0)	75.3
Less: Net income attributable to noncontrolling interest	—	—	—	0.3	—	0.3
Net income (loss) attributable to Kansas City Southern and subsidiaries	75.0	24.9	(1.1)	83.2	(107.0)	75.0
Other comprehensive income (loss)	0.3	(0.3)	—	0.9	(0.6)	0.3
Comprehensive income (loss) attributable to Kansas City Southern and subsidiaries	$75.3	$24.6	$(1.1)	$84.1	$(107.6)	$75.3

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – (Continued)

	Three Months Ended March 31, 2011
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$241.3	$4.6	$250.1	$(7.4)	$488.6
Operating expenses	1.0	185.5	6.3	176.0	(8.0)	360.8
Operating income (loss)	(1.0)	55.8	(1.7)	74.1	0.6	127.8
Equity in net earnings (losses) of unconsolidated affiliates	59.1	(0.1)	—	37.1	(92.5)	3.6
Interest expense	—	(22.8)	—	(20.9)	10.6	(33.1)
Foreign exchange loss	—	—	—	(0.1)	—	(0.1)
Other income, net	9.8	2.2	—	0.9	(11.2)	1.7
Income (loss) before income taxes	67.9	35.1	(1.7)	91.1	(92.5)	99.9
Income tax expense (benefit)	3.9	13.9	(0.6)	18.6	—	35.8
Net income (loss)	64.0	21.2	(1.1)	72.5	(92.5)	64.1
Less: Net income attributable to noncontrolling interest	—	—	—	0.1	—	0.1
Net income (loss) attributable to Kansas City Southern and subsidiaries	64.0	21.2	(1.1)	72.4	(92.5)	64.0
Other comprehensive income	0.5	0.2	—	0.4	(0.6)	0.5
Comprehensive income (loss) attributable to Kansas City Southern and subsidiaries	$64.5	$21.4	$(1.1)	$72.8	$(93.1)	$64.5
CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2012
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$1.4	$291.1	$4.6	$471.2	$(84.4)	$683.9
Investments	—	25.4	—	32.1	—	57.5
Investments in consolidated subsidiaries	1,956.3	0.2	1.9	1,593.9	(3,552.3)	—
Restricted funds	—	—	—	16.7	—	16.7
Property and equipment (including concession assets), net	—	2,107.9	208.7	3,071.4	—	5,388.0
Other assets	1.3	263.6	—	121.5	(278.5)	107.9
Total assets	$1,959.0	$2,688.2	$215.2	$5,306.8	$(3,915.2)	$6,254.0
Liabilities and equity:
Current liabilities	$(884.7)	$1,029.3	$132.2	$254.1	$(84.4)	$446.5
Long-term debt	0.2	603.4	0.3	1,199.0	(217.4)	1,585.5
Deferred income taxes	2.8	571.0	75.5	214.1	—	863.4
Other liabilities	4.4	183.7	0.4	101.0	(61.1)	228.4
Stockholders’ equity	2,836.3	300.8	6.8	3,244.1	(3,552.3)	2,835.7
Noncontrolling interest	—	—	—	294.5	—	294.5
Total liabilities and equity	$1,959.0	$2,688.2	$215.2	$5,306.8	$(3,915.2)	$6,254.0

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS – (Continued)

	December 31, 2011
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$0.7	$296.0	$4.9	$434.2	$(93.3)	$642.5
Investments	—	24.6	—	25.8	—	50.4
Investments in consolidated subsidiaries	1,885.6	1.1	1.9	1,555.9	(3,444.5)	—
Restricted funds	—	—	—	21.7	—	21.7
Property and equipment (including concession assets), net	—	2,086.4	210.6	3,052.5	—	5,349.5
Other assets	1.2	265.3	—	134.1	(291.7)	108.9
Total assets	$1,887.5	$2,673.4	$217.4	$5,224.2	$(3,829.5)	$6,173.0
Liabilities and equity:
Current liabilities	$(880.4)	$1,025.9	$132.5	$252.7	$(93.3)	$437.4
Long-term debt	0.2	615.4	0.3	1,204.3	(217.4)	1,602.8
Deferred income taxes	(1.8)	571.2	76.3	215.7	—	861.4
Other liabilities	4.4	184.9	0.4	97.3	(74.3)	212.7
Stockholders’ equity	2,765.1	276.0	7.9	3,160.0	(3,444.5)	2,764.5
Noncontrolling interest	—	—	—	294.2	—	294.2
Total liabilities and equity	$1,887.5	$2,673.4	$217.4	$5,224.2	$(3,829.5)	$6,173.0
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2012
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided (used)	$(12.5)	$58.1	$1.0	$92.9	$—	$139.5
Investing activities:
Capital expenditures	—	(51.0)	(1.0)	(47.4)	—	(99.4)
Property investments in MSLLC	—	—	—	(6.7)	—	(6.7)
Other investing activities	—	(1.4)	—	6.4	—	5.0
Net cash used	—	(52.4)	(1.0)	(47.7)	—	(101.1)
Financing activities:
Proceeds from issuance of long-term debt	—	229.6	—	—	—	229.6
Repayment of long-term debt	—	(231.2)	—	(5.8)	—	(237.0)
Debt costs	—	(15.0)	—	—	—	(15.0)
Excess tax benefit from share-based compensation	13.2	—	—	—	—	13.2
Other financing activities	0.2	—	—	—	—	0.2
Net cash provided (used)	13.4	(16.6)	—	(5.8)	—	(9.0)
Cash and cash equivalents:
Net increase (decrease)	0.9	(10.9)	—	39.4	—	29.4
At beginning of year	—	49.0	—	23.4	—	72.4
At end of period	$0.9	$38.1	$—	$62.8	$—	$101.8

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
The discussion below, as well as other portions of this Form 10-Q, contain forward-looking statements that are not based upon historical information. Readers can identify these forward-looking statements by the use of such verbs as “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. Such forward-looking statements are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-Q. However, such statements are dependent on and, therefore, can be influenced by, a number of external variables over which management has little or no control, including: competition and consolidation within the transportation industry; the business environment in industries that produce and consume rail freight; revocation of the rail concession of KCS’s subsidiary, Kansas City Southern de Mexico, S.A. de C.V.; the termination, or failure to renew, agreements with customers, other railroads and third parties; interest rates; access to capital; disruptions to the Company’s technology infrastructure, including its computer systems; natural events such as severe weather, hurricanes and floods; market and regulatory responses to climate change; credit risk of customers and counterparties and their failure to meet their financial obligations; legislative and regulatory developments and disputes; rail accidents or other incidents or accidents along KCS’s rail network, facilities or customer facilities involving the release of hazardous materials, including toxic inhalation hazards; fluctuation in prices or availability of key materials, in particular diesel fuel; dependency on certain key suppliers of core rail equipment; changes in securities and capital markets; loss of key personnel; labor difficulties, including strikes and work stoppages; insufficiency of insurance to cover lost revenue, profits or other damages; acts of terrorism or risk of terrorist activities; war or risk of war; domestic and international economic conditions; political and economic conditions in Mexico and the level of trade between the United States and Mexico; and the outcome of claims and litigation. For more discussion about each risk factor, see Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which is on file with the U.S. Securities and Exchange Commission (File No. 1-4717) and Part I Item 1A — “Risk Factors” in the Form 10-K and any updates contained herein. Readers are strongly encouraged to consider these factors when evaluating forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the timing when, or by which, such performance or results will be achieved. As a result, actual outcomes or results could materially differ from those indicated in forward-looking statements. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements.
This discussion is intended to clarify and focus on Kansas City Southern’s (“KCS” or the “Company”) results of operations, certain changes in its financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included under Item 1 of this Form 10-Q. This discussion should be read in conjunction with those consolidated financial statements and the related notes and is qualified by reference to them.
Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial position and results of operations is based upon its consolidated financial statements. The preparation of these consolidated financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets and liabilities. The Company bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the accounting for assets and liabilities that are not readily apparent from other sources. If the estimates differ materially from actual results, the impact on the consolidated financial statements may be material. The Company’s critical accounting policies are disclosed in the 2011 Annual Report on Form 10-K.
Overview
The Company is engaged in the freight rail transportation business, operating a coordinated rail network under one reportable business segment. The primary operating subsidiaries of the Company consist of the following: The Kansas City Southern Railway Company (“KCSR”), Kansas City Southern de México, S.A. de C.V. (“KCSM”), Meridian Speedway, LLC (“MSLLC”), and The Texas Mexican Railway Company (“TexMex”). The Company generates revenues and cash flows by providing customers with freight delivery services within its regions, and throughout North America through connections with other Class I rail carriers. Customers conduct business in a number of different industries, including electric-generating utilities, chemical and petroleum products, industrial and consumer products, agriculture and mineral products, automotive products and intermodal transportation. Appropriate eliminations and reclassifications have been recorded in deriving the consolidated financial statements.
First Quarter Analysis
The Company reported quarterly earnings of $0.68 per diluted share on consolidated net income of $75.0 million for the three months ended March 31, 2012, compared to quarterly earnings of $0.58 per diluted share on consolidated net income of $64.0 million for the same period in 2011.

The Company reported a 12% increase in revenues during the three months ended March 31, 2012, as compared to the same period in 2011, driven primarily by positive pricing impacts, an increase in carload/unit volumes and increased fuel surcharge, partially offset by the effect of fluctuations in the value of the Mexican peso against the value of the U.S. dollar for revenues denominated in Mexican pesos.
Operating expenses increased 8% compared to the same period in 2011, primarily due to higher volumes, increases in fuel prices and compensation and benefit expense, partially offset by the effect of fluctuations in the value of the Mexican peso against the value of the U.S. dollar for operating expenses denominated in Mexican pesos. Operating expenses as a percentage of revenues declined to 71.2% for the three months ended March 31, 2012, as compared to 73.8% for the same period in 2011.
KCSM’s revenues and operating expenses are affected by fluctuations in the value of the Mexican peso against the value of the U.S. dollar. Based on the volume of revenue and expense transactions denominated in Mexican pesos, revenue and expense fluctuations generally offset, with insignificant net impacts to operating income.
During the first quarter of 2012, the Company purchased $174.7 million principal amount of the outstanding 8.0% Senior Notes due June 1, 2015, and recognized debt retirement costs of $12.9 million.
On March 30, 2012, the Company’s Board of Directors declared a cash dividend of $0.195 per share payable on April 27, 2012, to common stockholders of record as of April 16, 2012. The aggregate amount of the dividend declared was approximately $21.4 million.
Recent Development
On April 19, 2012, KCSM presented for ratification a labor agreement between KCSM and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (“Mexican Railroad Union") before the Mexican Junta Federal de Conciliacion y Arbitraje (“Federal Labor Board of Conciliation and Arbitration”), which the Federal Labor Board of Conciliation and Arbitration ratified. This labor agreement finalized compensation terms for the period from July 1, 2012 through June 30, 2013, and also contains terms that enable the Company to complete an organizational restructuring whereby all employees of KCSM will become employees of KCSM Servicios, S.A. de C.V. (“KCSM Servicios”), a wholly-owned subsidiary of the Company. KCSM Servicios will provide employee services to KCSM, and KCSM will pay KCSM Servicios market-based rates for these services. The effective date of this organizational restructuring is expected to be in the second quarter of 2012.
Mexican employees are statutorily entitled to receive Participación de los Trabajadores en las Utilidades (Mexican Statutory Profit Sharing). The related cash payment to employees is based on an employer’s net profit determined under accounting principles prescribed in Mexican law, rather than its net profit determined under U.S. generally accepted accounting principles. U.S. generally accepted accounting principles require the recording of deferred liabilities or assets for financial reporting purposes on the differences between the amounts determined under the two different accounting principles.
As a result of the organizational restructuring, KCSM’s obligation to pay Mexican Statutory Profit Sharing will terminate on the effective date. Accordingly, in the second quarter of 2012, KCSM will eliminate a related net deferred liability, resulting in approximately a cumulative $40 million pre-tax, non-cash reduction in operating expense. Also in the second quarter of 2012, KCSM will record a $7 million pre-tax, non-cash reversal of deferred Mexican Statutory Profit Sharing expense included in Compensation and Benefits in the first quarter of 2012.
KCSM Servicios will become obligated to pay Mexican Statutory Profit Sharing to its employees on the effective date of the organizational restructuring. On an annualized basis, the combined total of Mexican Statutory Profit Sharing cash payments and related cash payments made to union employees will increase by an average of approximately 37% per union employee compared to payments previously made by KCSM. Further, the labor agreement is expected to reduce variability for both KCSM Servicios and union employees regarding the level of future cash payments.
On an ongoing basis, due to the nature of KCSM Servicios’ operations, differences between KCSM Servicios’ net profit determined under accounting principles prescribed in Mexican law and net profit determined under U.S. generally accepted accounting principles are not expected to be significant, and the Company will not incur any significant net deferred Mexican Statutory Profit Sharing expense for financial reporting purposes.
Excluding the one-time impact of eliminating the Mexican Statutory Profit Sharing net deferred liability described above, the Company expects to realize an annual expense reduction equal to approximately 4% of the Company’s annual Compensation and Benefits expense for the year ended December 31, 2011, as a result of the organizational restructuring.

Results of Operations
The following summarizes KCS’s consolidated income statement components (in millions):

	Three Months Ended		Change Dollars
	March 31,
	2012	2011
Revenues	$547.5	$488.6	$58.9
Operating expenses	389.7	360.8	28.9
Operating income	157.8	127.8	30.0
Equity in net earnings of unconsolidated affiliates	5.8	3.6	2.2
Interest expense	(27.2)	(33.1)	5.9
Debt retirement costs	(12.9)	—	(12.9)
Foreign exchange gain (loss)	3.9	(0.1)	4.0
Other income, net	0.1	1.7	(1.6)
Income before income taxes	127.5	99.9	27.6
Income tax expense	52.2	35.8	16.4
Net income	75.3	64.1	11.2
Less: Net income attributable to noncontrolling interest	0.3	0.1	0.2
Net income attributable to Kansas City Southern and subsidiaries	$75.0	$64.0	$11.0

Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months Ended			Three Months Ended			Three Months Ended
	March 31,			March 31,			March 31,
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
Chemical and petroleum	$101.9	$96.3	6%	61.5	62.6	(2%)	$1,657	$1,538	8%
Industrial and consumer products	138.6	118.5	17%	85.1	82.1	4%	1,629	1,443	13%
Agriculture and minerals	111.9	98.4	14%	60.7	59.2	3%	1,843	1,662	11%
Total general commodities	352.4	313.2	13%	207.3	203.9	2%	1,700	1,536	11%
Energy (ii)	71.0	71.9	(1%)	69.7	74.2	(6%)	1,019	969	5%
Intermodal	68.1	54.2	26%	208.1	175.9	18%	327	308	6%
Automotive	37.5	31.1	21%	23.0	20.1	14%	1,630	1,547	5%
Carload revenues, carloads and units	529.0	470.4	12%	508.1	474.1	7%	$1,041	$992	5%
Other revenue	18.5	18.2	2%
Total revenues (i)	$547.5	$488.6	12%

(i) Included in revenues:
Fuel surcharge	$66.6	$49.2

(ii) Effective January 1, 2012, the Company established the Energy commodity group, which includes the previous Coal commodity group and certain amounts previously included within the Agriculture and minerals and Chemicals and petroleum commodity groups. Prior period amounts have been reclassified to conform to the current year presentation.

Freight revenues include both revenue for transportation services and fuel surcharges. For the three months ended March 31, 2012, revenues increased $58.9 million compared to the same period in 2011, primarily due to positive pricing impacts, an increase in carload/unit volumes and increased fuel surcharge, partially offset by the effect of fluctuations in the value of the Mexican peso against the value of the U.S. dollar for revenues denominated in Mexican pesos. Revenue per carload/unit increased by 5% for the three months ended March 31, 2012, compared to the same period in 2011, reflecting favorable commodity mix in addition to the factors discussed above.
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
The following discussion provides an analysis of revenues by commodity group:

Revenues by commodity group for the three months ended
March 31, 2012
Chemical and petroleum. Revenues increased $5.6 million for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to increases in pricing and fuel surcharge that were partially offset by a decrease in volume. Petroleum volumes decreased due to a customer’s lost business, partially offset by increased volumes in plastics and chemicals used to manufacture glass and paint as a result of continuing growth in the automotive industry.

Industrial and consumer products. Revenues increased $20.1 million for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to increases in pricing, fuel surcharge and volume. Metals and scrap business growth was primarily due to growing demand for slab and steel coil driven by continuing growth in the automotive industry and appliance manufacturing, as well as increases in demand for pipe. Paper product revenue increased primarily due to increased rail market share as truck capacity tightened.

Agriculture and minerals. Revenues increased $13.5 million for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to increases in pricing, fuel surcharge and volume. In the first quarter of 2011, revenues were negatively impacted as traffic patterns shifted due to a decline in cross border traffic into Mexico as availability of crops from a strong Mexico harvest was sufficient to meet the local demand. In the first quarter of 2012, cross border grain shipments have improved resulting in increased length of haul and higher rate per unit.

Stone, Clay, & Glass 6%
Ores & Minerals 6%
Food Products 32%
Grain 56%

Energy. Revenues decreased $0.9 million for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to a decrease in volume that was partially offset by an increase in pricing. The volume decrease was primarily due to utility coal as a result of utility maintenance outages, historic low natural gas prices and a warmer than average winter. This volume decrease was partially offset by a strong demand for frac sand.
Intermodal. Revenues increased $13.9 million for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to an increase in volume. Growth was driven by increased cross border and domestic business, conversion of truck traffic to rail and South American/trans-Pacific container volume.
Automotive. Revenues increased $6.4 million for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to increases in volume and pricing, partially offset by fluctuations in the value of the Mexican peso against the value of the U.S. dollar. The volume increase was driven by strong year over year growth in North American automobile sales for Original

Equipment Manufacturers, new cross border vehicle routings, increased import/export volume through the Port of Lazaro Cardenas and the shipment of new automobile models.

Operating Expenses
Operating expenses, as shown below (in millions), increased $28.9 million for the three months ended March 31, 2012, when compared to the same period in 2011, primarily due to higher volumes, increases in fuel prices and compensation and benefits expense, partially offset by the effect of fluctuations in the value of the Mexican peso against the value of the U.S. dollar for operating expenses denominated in Mexican pesos.

	Three Months Ended
	March 31,		Change
	2012	2011	Dollars	Percent
Compensation and benefits	$109.3	$100.4	$8.9	9%
Purchased services	54.4	48.1	6.3	13%
Fuel	88.3	79.5	8.8	11%
Equipment costs	38.3	41.4	(3.1)	(7%)
Depreciation and amortization	48.4	45.7	2.7	6%
Materials and other	51.0	45.7	5.3	12%
Total operating expenses	$389.7	$360.8	$28.9	8%
Compensation and benefits. Compensation and benefits increased $8.9 million for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to increased incentive compensation expense, annual salary and benefit rate increases and increased carload/unit volumes. These increases were partially offset by the fluctuations in the value of the Mexican peso against the value of the U.S. dollar for compensation and benefits in Mexico. As a result of the planned organizational restructuring in the second quarter of 2012, the Company expects to realize an annual expense reduction equal to approximately 4% of the Company’s annual compensation and benefits expense for the year ended December 31, 2011, excluding the one-time impact of eliminating the Mexican statutory profit sharing net deferred liability of approximately $40.0 million in the second quarter of 2012.
Purchased services. Purchased services expense increased $6.3 million for the three months ended March 31, 2012, compared to the same period in 2011, due to increases in volume-sensitive costs, primarily truck and terminal services, joint facility expenses and locomotive maintenance expense, and increases in track structure maintenance.
Fuel. Fuel expense increased $8.8 million for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to higher diesel fuel prices as the average price per gallon, including the favorable impact of foreign exchange fluctuations, increased by approximately 8%, and higher consumption due to an increase in carload/unit volumes. These increases were partially offset by increased fuel efficiency.
Equipment costs. Equipment costs decreased $3.1 million for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to lower locomotive lease expense due to the acquisition of 75 locomotives during the third quarter of 2011, which were previously leased by the Company under an operating lease agreement. This decrease was partially offset by an increase in the use of other railroads’ freight cars due to increased traffic volumes.
Depreciation and amortization. Depreciation and amortization expense increased by $2.7 million for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to a larger asset base.
Materials and other. Materials and other expense increased $5.3 million for the three months ended March 31, 2012, compared to the same period in 2011 primarily due to a settlement of a legal dispute recorded in the first quarter of 2012 and increases in employee expenses and property tax expense. The Company expects materials and other expense to increase by approximately $4.0 million for the year ending December 31, 2012 due to an increase in the concession duty rate. KCSM currently pays concession duty expense of 0.5% of gross revenues, and beginning on June 24, 2012, KCSM will pay 1.25% of gross revenues for the remaining years of the Concession.

Non-Operating Income and Expenses
Equity in net earnings of unconsolidated affiliates. Equity in earnings from unconsolidated affiliates increased $2.2 million for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to an increase in equity in earnings from the operations of Panama Canal Railway Company resulting from an increase in container volumes.
Interest expense. Interest expense decreased by $5.9 million for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to lower average interest rates.

Debt retirement costs. Debt retirement costs increased $12.9 million for the three months ended March 31, 2012, compared to the same period in 2011. On February 27, 2012, KCSR purchased $174.7 million principal amount of the 8.0% Senior Notes due June 1, 2015, and recognized debt retirement costs of $12.9 million related to the tender premium and the write-off of unamortized debt issuance costs.
Foreign exchange. Fluctuations in the value of the Mexican peso against the value of the U.S. dollar resulted in a foreign exchange gain of $3.9 million for the three months ended March 31, 2012, compared to a foreign exchange loss of $0.1 million for the same period in 2011.
Other income, net. Other income, net decreased by $1.6 million for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to lower miscellaneous income.
Income tax expense. Income tax expense increased $16.4 million for the three months ended March 31, 2012, compared to the same period in 2011, due to higher pre-tax income and a higher effective income tax rate. The effective income tax rate was 40.9% for the three months ended March 31, 2012, compared to 35.8% for the same period in 2011. The increase in the effective income tax rate was primarily due to foreign exchange rate fluctuations.

Liquidity and Capital Resources
Overview
In recent years, KCS has improved its financial strength and flexibility by decreasing leverage, extending debt maturities, increasing liquidity and reducing interest expense and preferred stock dividends. Though KCS’s cash flows from operations are sufficient to fund operations, capital expenditures and debt service, the Company may, from time to time, use external sources of cash (principally bank debt, public and private debt, and leases) to refinance existing indebtedness and to fund new investments and equipment additions. On March 31, 2012, total available liquidity (the unrestricted cash balance plus revolving credit facility availability) was $501.8 million. As of March 31, 2012, the total cash and cash equivalents held outside of the U.S. in foreign subsidiaries was $55.5 million. This cash is available to fund company operations without incurring additional income taxes.
The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to debt and equity capital markets, and other available financing resources will be sufficient to fund anticipated operating, capital, debt service and other commitments in the foreseeable future.
On March 30, 2012, the Company’s Board of Directors approved the initiation of a quarterly cash dividend for holders of its common stock and declared a first quarter cash dividend of $0.195 per share payable on April 27, 2012, to common stockholders of record as of April 16, 2012. The aggregate amount of the dividend declared was approximately $21.4 million, or approximately $86.0 million on an annualized basis. Subject to the discretion of the Board of Directors, capital availability and a determination that cash dividends continue to be in the best interest of its stockholders, the Company intends to pay a quarterly dividend on an ongoing basis.
KCSR 8.0% Senior Notes. On January 25, 2012, pursuant to an offer to purchase and related solicitation of consents, KCSR commenced a cash tender offer for all of its $275.0 million outstanding aggregate principal amount of 8.0% Senior Notes due June 1, 2015 (the “8.0% Senior Notes”) and a consent solicitation to amend the related indenture (the “Proposed Amendments”) to eliminate substantially all of the restrictive covenants contained therein. In conjunction with receiving the requisite consents, on February 13, 2012, the Company entered into the First Supplemental Indenture to effect the Proposed Amendments, which became operative on February 24, 2012.
On February 24, 2012, KCSR purchased $174.7 million principal amount of the tendered 8.0% Senior Notes in accordance with the terms and conditions of the tender offer set forth in the offer to purchase using the proceeds received under the Amendment No. 1 and Additional Term Advance Agreement (“Amendment No. 1”) to the existing KCSR Amended and Restated Credit Agreement dated as of July 12, 2011 (the “Credit Agreement”) and available cash. KCSR intends to redeem the remaining $100.3 million principal amount of the 8.0% Senior Notes in June 2012 as permitted under the terms of the indenture for the notes.
KCSR Credit Agreement and Additional Term A Advances. On February 24, 2012, KCS, KCSR and certain other subsidiaries of the Company that guaranty KCSR’s Credit Agreement entered into Amendment No. 1 to the Credit Agreement, which provides for additional Term A advances to KCSR in an aggregate principal amount of $275.0 million (the “Additional Term A Advances”) on substantially the same terms as those applicable to the existing Term A facility under the Credit Agreement. KCSR borrowed $175.0 million of the Additional Term A Advances on February 24, 2012, the effective date of Amendment No. 1, and may borrow the remaining $100.0 million of Additional Term A Advances in up to five separate tranches on or prior to June 30, 2012.
The proceeds of the initial $175.0 million borrowing under the Additional Term A Advances and available cash were used to purchase all of KCSR’s 8.0% Senior Notes that were accepted in accordance with the cash tender offer and pay associated fees and expenses. The remaining Additional Term A Advances may be used to finance any redemption of the 8.0% Senior Notes which remain outstanding following the cash tender offer, pay any transaction costs related to the redemption of any 8.0% Senior Notes or for general corporate purposes.
The outstanding principal balance of the Additional Term A Advances bear interest at floating rates. At KCSR’s option, the loans will bear interest at either the (i) greater of the (a) Bank of Nova Scotia’s base rate, (b) federal funds rate plus 0.50% or (c) one-month London Interbank Offered Rate (“LIBOR”) plus 1.00% (the “Base Rate”) plus a margin of 0.25% or (ii) LIBOR plus a margin of 1.25%.
Except as amended and supplemented by Amendment No. 1, all terms of the Credit Agreement remain in full force and effect.
KCSR RRIF Loan Agreement. On February 21, 2012, KCSR, as borrower, entered into a financing agreement with the United States of America represented by the Secretary of Transportation acting through the Administrator of the Federal Railroad Administration.
The financing agreement provides KCSR with a twenty-five year $54.6 million loan under the Railroad Rehabilitation and Improvement Financing Program (the “KCSR RRIF Loan”). The proceeds of the KCSR RRIF Loan were used to reimburse KCSR for 80% of the purchase price of thirty new locomotives (the “Locomotives”) acquired by KCSR in the fourth quarter of 2011. The outstanding principal balance bears interest at 2.96% per annum. KCSR is required to make quarterly principal and interest payments on the KCSR RRIF Loan commencing March 15, 2012, except for the first payment that was comprised solely of interest accrued from the date the funds were advanced to KCSR, which was February 24, 2012.
The obligations under the financing agreement are secured by a first priority security interest in the Locomotives and certain related rights. In addition, the Company has agreed to guarantee repayment of the amounts due under the financing agreement and certain related agreements.
The financing agreement contains representations, warranties, covenants and events of default that are similar to those contained in other KCSR debt agreements. The occurrence of an event of default could result in the acceleration of the repayment of any outstanding principal balance of the KCSR RRIF Loan.
KCSR Revolving Credit Facility. During the first quarter of 2012, the Company repaid the outstanding balance of $50.0 million on KCSR’s revolving credit facility.
For a further discussion of the agreements representing the indebtedness of KCS, see “Liquidity and Capital Resources — Debt and Capital Structure” in the Annual Report on Form 10-K for the year ended December 31, 2011 of KCS.
Interest Rate Swaps. On March 5, 2012, the Company entered into four amortizing interest rate swaps with an aggregate notional amount of $320.0 million, which have been designated as cash flow hedges. The interest rate swaps effectively convert interest payments on a portion of KCSR’s outstanding term loans from variable rates to fixed rates. As of March 31, 2012, the hedging instruments have an aggregate notional amount of $316.8 million at a fixed rate of 0.4942%. Settlements are indexed to one-month LIBOR and will occur monthly beginning March 30, 2012 through March 31, 2014. The counterparties to the swaps are participants in KCSR’s credit facility and meet the Company’s credit rating standards.
As of March 31, 2012, KCS had a debt to capitalization ratio (total debt as a percentage of total debt plus total equity) of 34.3%. KCS’s primary sources of liquidity are cash flows generated from operations, borrowings under its revolving credit facilities and access to debt and equity capital markets. Although KCS has had adequate access to the capital markets, the financial terms under which funding has been obtained contain restrictive covenants, which limit or preclude certain actions, including the ability to incur additional debt for any purpose other than refinancing existing debt, create or suffer to exist additional liens, make prepayments of particular debt, pay dividends on common stock, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale leaseback transactions. Though these covenants may restrict or prohibit certain activities, the covenants contain a number of qualifications, thresholds and exceptions that provide the Company with what management believes is an appropriate degree of flexibility to conduct its operations. The Company was in compliance with all of its debt covenants as of March 31, 2012.
KCS’s operating results and financing alternatives can be unexpectedly impacted by various factors, some of which are outside of its control. For example, if KCS were to experience a reduction in revenues or a substantial increase in operating costs or other liabilities, its earnings could be significantly reduced, increasing the risk of non-compliance with debt covenants. Additionally, the Company is subject to external factors impacting debt and equity capital markets and its ability to obtain financing under reasonable terms is subject to market conditions. Volatility in capital markets and the tightening of market liquidity could impact KCS’s access to capital. Further, KCS’s cost of debt can be impacted by independent rating agencies, which assign debt ratings based on certain factors including credit measurements such as interest coverage and leverage ratios, liquidity and competitive position.

Standard & Poor’s Rating Services (“S&P”) and Moody’s Investors Service (“Moody’s”) each rate the senior secured credit facility under the KCSR Credit Agreement as investment grade. They also rate the remaining debt, preferred stock and corporate credit of KCS, KCSR and KCSM as non-investment grade and provide their view of each company’s outlook. These ratings and outlooks change from time to time and can be found on the websites of S&P and Moody’s.

Cash Flow Information
Summary cash flow data follows (in millions):

	Three Months Ended
	March 31,
	2012	2011
Cash flows provided by (used for):
Operating activities	$139.5	$117.1
Investing activities	(101.1)	(92.8)
Financing activities	(9.0)	(8.2)
Net increase in cash and cash equivalents	29.4	16.1
Cash and cash equivalents beginning of year	72.4	85.4
Cash and cash equivalents end of period	$101.8	$101.5
Cash flows from operating activities increased $22.4 million for the three month period ended March 31, 2012, compared to the same period in 2011, primarily as a result of increased net income from positive pricing impacts, higher carload/unit volumes and increased fuel surcharge. These increases were partially offset by insurance proceeds related to hurricane damage received during the first quarter of 2011. Net cash used for investing activities increased $8.3 million primarily due to an increase in capital expenditures. Additional information regarding capital expenditures is provided below.

Capital Expenditures
KCS’s cash flows from operations are sufficient to fund capital expenditures, however, the Company may, from time to time, use external sources of cash (principally bank debt, public debt and private debt) to fund capital expenditures.
The following table summarizes capital expenditures by type (in millions):

	Three Months Ended
	March 31,
	2012	2011
Roadway capital program	$59.5	$59.4
Capacity	4.0	0.1
Equipment	4.9	1.0
Information technology	1.5	1.0
Other	4.5	13.8
Total capital expenditures (accrual basis)	74.4	75.3
Change in capital accruals	25.0	19.9
Total cash capital expenditures	$99.4	$95.2
For 2012, internally generated cash flows are expected to fund cash capital expenditures which are currently estimated to be between $475.0 million and $500.0 million.

Other Matters
Approximately 80% of KCSR employees are covered by collective bargaining agreements. KCSR participates in industry-wide bargaining as a member of the National Carriers’ Conference Committee. Long-term settlement agreements were reached and ratified during 2011 and the first quarter of 2012 covering 12 of 13 unions. On February 2, 2012, the railroad industry reached a tentative agreement with the remaining union and on April 20, 2012, the union ratified the agreement with the railroad industry, effectively bringing the current bargaining round to a close. These agreements will be in effect through December 2015.
KCSM union employees are covered by one labor agreement, which was signed on June 23, 1997, between KCSM and the Mexican Railroad Union, for a term of 50 years, for the purpose of regulating the relationship between the parties. Approximately 80% of KCSM employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other benefits are subject to negotiation every two years. On April 19, 2012, KCSM presented for ratification a labor agreement between KCSM and the Mexican Railroad Union before the Federal Labor Board of Conciliation and Arbitration, which the Federal Labor Board of Conciliation and Arbitration ratified. This labor agreement finalized compensation terms for the period from July 1, 2012 through June 30, 2013, and also contains terms that enable the Company to complete an organizational restructuring whereby all employees of KCSM will become employees of KCSM Servicios, a wholly-owned subsidiary of the Company. KCSM Servicios will provide employee services to KCSM, and KCSM will pay KCSM Servicios market-based rates for these services. The effective date of this organizational restructuring is expected to be in the second quarter of 2012. The union labor negotiation with the Mexican Railroad Union has not historically resulted in any strike, boycott, or other disruption in KCSM’s business operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity. Floating-rate indebtedness totaled $465.3 million and $346.3 million at March 31, 2012 and December 31, 2011, respectively. The Company’s revolving credit facilities and term loan facilities contain variable rate debt that accrues interest based on target interest indexes (LIBOR or an alternative base rate) plus an applicable spread. The Company has an aggregate notional amount of $316.8 million of interest rate hedges at March 31, 2012, which effectively convert interest payments from variable rates to fixed rates. Considering the balance of $148.5 million of variable rate debt at March 31, 2012, KCS is sensitive to fluctuations in interest rates. For example, a hypothetical 100 basis points increase in each of the respective target interest indexes would result in additional interest expense of approximately $1.5 million on an annualized basis for the floating-rate instruments issued by the Company as of March 31, 2012.
The Company determines fair values of its derivative financial instruments based upon pricing models using inputs from actively quoted markets. Pricing models take into consideration the contract terms as well as other inputs, including forward interest rate curves. Considering the outstanding derivative instruments fair value liability of $0.5 million at March 31, 2012, the Company is sensitive to fluctuations in forward interest rate curves. For example, a hypothetical 100 basis points increase in the one-month LIBOR forward interest rate curve would result in a fair value asset of the derivative financial instruments of approximately $4.7 million as of March 31, 2012.
Based upon the borrowing rates available to KCS and its subsidiaries for indebtedness with similar terms and average maturities, the fair value of debt was approximately $1,736.2 million and $1,741.3 million at March 31, 2012 and December 31, 2011, respectively, compared with a carrying value of $1,631.9 million and $1,639.1 million at March 31, 2012 and December 31, 2011, respectively.
Except for the above, there was no material change during the quarter from the information set forth in Part II, Item 7A. “Quantitative and Qualitative Disclosure about Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures
(a) Disclosure Controls and Procedures
As of the end of the period for which this Quarterly Report on Form 10-Q is filed, the Company’s Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
For information related to the Company’s settlements and other legal proceedings, see Note 8, Commitments and Contingencies under Part I, Item 1 of this quarterly report on Form 10-Q.

Item 1A.	Risk Factors
There were no material changes during the quarter to the Risk Factors disclosed in Item 1A — “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The Company maintains a 401(k) profit sharing plan, which is designed to meet the requirements of qualification under Section 401(a) of the Internal Revenue Code. Participants have the ability to direct the investment of their plan accounts among various investment alternatives, one of which is a KCS common stock fund. KCS registered 660,000 shares of common stock for issuance under the plan pursuant to a Form S-8 Registration Statement filed in December 2000. Since that time the third party record keeper for the plan has changed several times. Because certain of the record keepers cannot provide detailed records of the actual shares sold under the plan, KCS is unable to determine whether more than 660,000 shares have been purchased since the Form S-8 was originally filed. However, even if this share limit were exceeded, the Company does not believe the excess amount to be material. The Company filed a new Form S-8 on February 13, 2012 to register additional shares for use under the plan.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibits Filed with this Report
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.1.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.2.

32.1	Principal Executive Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.1.

32.2	Principal Financial Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.2.

101
The following financial information from Kansas City Southern’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iii) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (v) the Notes to Consolidated Financial Statements.

Exhibit No.	Description of Exhibits Incorporated by Reference
10.1
Financing Agreement dated as of February 21, 2012, between The Kansas City Southern Railway Company and the United States of America represented by the Secretary of Transportation acting through the Administrator of the Federal Railroad Administration, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 22, 2012 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.1.

10.2
Amendment No. 1 and Additional Term Advance Agreement dated as of February 24, 2012, to the Amended and Restated Credit Agreement dated as of July 12, 2011, by and among the Company, KCSR, as Borrower, certain of their subsidiaries named therein as guarantors, certain Lenders under the Credit Agreement, certain financial institutions and other persons parties thereto as providers of the additional Term A advances described therein, The Bank of Nova Scotia (“Scotia Capital”), as administrative agent and collateral agent for the Lenders, J.P. Morgan Securities LLC (“JPMorgan”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPFS”), Scotia Capital, Citibank Global Markets Inc. and Morgan Stanley Senior Funding, Inc. (“MSSF”) as joint lead arrangers, JPMorgan, MLPFS and MSSF as joint bookrunners, JPMorgan as syndication agent and Scotia Capital, Citibank, N.A. and MSSF as co-documentation agents, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2012 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.2.

10.3
First Supplemental Indenture dated as of February 13, 2012 among KCSR, the Company, Gateway Eastern Railway Company, Pabtex, Inc., Southern Development Company, Southern Industrial Services, Inc. and Trans-Serve, Inc. and U.S. Bank National Association, as trustee, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 27, 2012 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.3.

10.4
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (United States Employees) under the Kansas City Southern 2008 Stock Option and Performance Award Plan for the 2012 Long-Term Incentive Program, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 27, 2012 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.4.

10.5
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (Non-United States Employees) under the Kansas City Southern 2008 Stock Option and Performance Award Plan for the 2012 Long-Term Incentive Program, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 27, 2012 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on April 24, 2012.

Kansas City Southern

/s/ MICHAEL W. UPCHURCH
Michael W. Upchurch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ MARY K. STADLER
Mary K. Stadler
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)