Form 10-Q
period 2012-06-30
KANSAS CITY SOUTHERN
filed 2012-07-17
CIK 54480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	July 10, 2012
Common Stock, $0.01 per share par value	110,011,041 Shares

Kansas City Southern
Form 10-Q
June 30, 2012

Kansas City Southern
Form 10-Q
June 30, 2012
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Introductory Comments
The unaudited Consolidated Financial Statements included herein have been prepared by Kansas City Southern pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As used herein, “KCS” or the “Company” may refer to Kansas City Southern or, as the context requires, to one or more subsidiaries of Kansas City Southern. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the consolidated financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Results for the three and six months ended June 30, 2012 are not necessarily indicative of the results expected for the full year ending December 31, 2012.

Kansas City Southern
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In millions, except share and per share amounts) (Unaudited)
Revenues	$545.3	$534.9	$1,092.8	$1,023.5
Operating expenses:
Compensation and benefits	105.8	104.4	215.1	204.8
Purchased services	60.3	54.8	114.7	102.9
Fuel	86.9	92.0	175.2	171.5
Equipment costs	39.5	42.7	77.8	84.1
Depreciation and amortization	48.7	45.5	97.1	91.2
Materials and other	43.3	43.9	94.3	89.6
Elimination of deferred statutory profit sharing liability, net	(43.0)	—	(43.0)	—
Total operating expenses	341.5	383.3	731.2	744.1
Operating income	203.8	151.6	361.6	279.4
Equity in net earnings of unconsolidated affiliates	4.9	5.3	10.7	8.9
Interest expense	(25.3)	(32.4)	(52.5)	(65.5)
Debt retirement costs	(5.1)	(10.3)	(18.0)	(10.3)
Foreign exchange gain (loss)	(3.5)	0.4	0.4	0.3
Other income (expense), net	(0.8)	—	(0.7)	1.7
Income before income taxes	174.0	114.6	301.5	214.5
Income tax expense	53.1	42.9	105.3	78.7
Net income	120.9	71.7	196.2	135.8
Less: Net income attributable to noncontrolling interest	0.5	0.9	0.8	1.0
Net income attributable to Kansas City Southern and subsidiaries	120.4	70.8	195.4	134.8
Preferred stock dividends	—	0.1	0.1	1.5
Net income available to common stockholders	$120.4	$70.7	$195.3	$133.3

Earnings per share:
Basic earnings per share	$1.10	$0.65	$1.78	$1.25
Diluted earnings per share	$1.09	$0.64	$1.77	$1.23

Average shares outstanding (in thousands):
Basic	109,689	109,428	109,657	106,858
Potentially dilutive common shares	367	382	371	2,918
Diluted	110,056	109,810	110,028	109,776

Cash dividends declared per common share	$0.195	$—	$0.390	$—
See accompanying notes to consolidated financial statements.

Kansas City Southern
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In millions) (Unaudited)
Net income	$120.9	$71.7	$196.2	$135.8
Other comprehensive income (loss):
Unrealized loss on cash flow hedges arising during the period, net of tax of $(0.2) million and $(0.4) million	(0.3)	—	(0.6)	—
Reclassification adjustment from cash flow hedges included in net income, net of tax of $0.1 million, $0.1 million and $0.2 million	0.2	—	0.2	0.2
Amortization of prior service credit, net of tax of less than $(0.1) million	(0.1)	(0.1)	(0.1)	(0.1)
Foreign currency translation adjustments, net of tax of $(0.3) million, less than $0.1 million, less than $0.1 million and $0.1 million	(0.4)	0.1	0.2	0.4
Other comprehensive income (loss)	(0.6)	—	(0.3)	0.5
Comprehensive income	120.3	71.7	195.9	136.3
Less: Comprehensive income attributable to noncontrolling interest	0.5	0.9	0.8	1.0
Comprehensive income attributable to Kansas City Southern and subsidiaries	$119.8	$70.8	$195.1	$135.3
See accompanying notes to consolidated financial statements.

Kansas City Southern
Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(In millions, except share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$105.5	$72.4
Accounts receivable, net	184.8	166.0
Materials and supplies	117.3	109.6
Deferred income taxes	164.6	225.0
Other current assets	55.2	69.5
Total current assets	627.4	642.5
Investments	54.5	50.4
Restricted funds	11.8	21.7
Property and equipment (including concession assets), net	5,479.1	5,349.5
Other assets	118.0	108.9
Total assets	$6,290.8	$6,173.0
LIABILITIES AND EQUITY
Current liabilities:
Debt due within one year	$52.2	$36.3
Accounts payable and accrued liabilities	393.2	401.1
Total current liabilities	445.4	437.4
Long-term debt	1,570.7	1,602.8
Deferred income taxes	868.1	861.4
Other noncurrent liabilities and deferred credits	174.2	212.7
Total liabilities	3,058.4	3,114.3
Commitments and contingencies	—	—
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding	6.1	6.1
$.01 par, common stock, 400,000,000 shares authorized; 123,352,185 shares issued; 110,011,041 and 109,910,857 shares outstanding at June 30, 2012 and December 31, 2011, respectively	1.1	1.1
Paid-in capital	905.0	884.2
Retained earnings	2,027.7	1,875.3
Accumulated other comprehensive loss	(2.5)	(2.2)
Total stockholders’ equity	2,937.4	2,764.5
Noncontrolling interest	295.0	294.2
Total equity	3,232.4	3,058.7
Total liabilities and equity	$6,290.8	$6,173.0
See accompanying notes to consolidated financial statements.

Kansas City Southern
Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2012	2011
	(In millions) (Unaudited)
Operating activities:
Net income	$196.2	$135.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97.1	91.2
Deferred income taxes	81.5	77.2
Equity in net earnings of unconsolidated affiliates	(10.7)	(8.9)
Share-based compensation	5.7	5.3
Excess tax benefit from share-based compensation	(14.1)	—
Deferred compensation	7.3	9.1
Elimination of deferred statutory profit sharing liability	(47.8)	—
Distributions from unconsolidated affiliates	7.3	6.6
Cash payments related to hurricane damage	—	(1.1)
Insurance proceeds related to hurricane damage	—	21.7
Gain on sale of assets	—	(0.2)
Debt retirement costs	18.0	10.3
Changes in working capital items:
Accounts receivable	(20.5)	(35.8)
Materials and supplies	(6.6)	(13.8)
Other current assets	6.3	11.2
Accounts payable and accrued liabilities	(1.2)	(5.4)
Other, net	(8.4)	(34.3)
Net cash provided by operating activities	310.1	268.9

Investing activities:
Capital expenditures	(214.8)	(171.8)
Property investments in MSLLC	(26.6)	(24.2)
Insurance proceeds related to hurricane damage	—	8.3
Proceeds from disposal of property	6.4	4.9
Other, net	3.7	8.7
Net cash used for investing activities	(231.3)	(174.1)

Financing activities:
Proceeds from issuance of long-term debt	329.6	200.0
Repayment of long-term debt	(349.4)	(209.6)
Debt costs	(19.3)	(12.9)
Proceeds from employee stock plans	0.9	1.2
Excess tax benefit from share-based compensation	14.1	—
Dividends paid	(21.6)	(2.9)
Net cash used for financing activities	(45.7)	(24.2)
Cash and cash equivalents:
Net increase during each period	33.1	70.6
At beginning of year	72.4	85.4
At end of period	$105.5	$156.0
See accompanying notes to consolidated financial statements.

Kansas City Southern
Notes to Consolidated Financial Statements

1. Accounting Policies, Interim Financial Statements and Basis of Presentation
In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the results for interim periods. All adjustments made were of a normal and recurring nature. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the three and six months ended June 30, 2012, are not necessarily indicative of the results to be expected for the full year ending December 31, 2012. Certain prior year amounts have been reclassified to conform to the current year presentation.
Effective January 1, 2012, the Company adopted, on a retrospective basis, the new accounting guidance on the presentation of comprehensive income. As a result of the adoption, the Company reports net income and other comprehensive income in two separate consecutive statements.

2. Earnings Per Share Data
Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share adjusts basic earnings per common share for the effects of potentially dilutive common shares, if the effect is not anti-dilutive. Potentially dilutive common shares include the dilutive effects of shares issuable under the Stock Option and Performance Award Plans and shares issuable upon the conversion of preferred stock to common stock. During the first quarter of 2011, the Company converted all of the remaining outstanding Cumulative Convertible Perpetual Preferred Stock, Series D, into 6,999,887 shares of common stock.
The following table reconciles the basic earnings per share computation to the diluted earnings per share computation (in millions, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income available to common stockholders for purposes of computing basic earnings per share	$120.4	$70.7	$195.3	$133.3
Effect of dividends on conversion of convertible preferred stock	—	—	—	1.4
Net income available to common stockholders for purposes of computing diluted earnings per share	$120.4	$70.7	$195.3	$134.7
Weighted-average number of shares outstanding (in thousands):
Basic shares	109,689	109,428	109,657	106,858
Effect of dilution	367	382	371	2,918
Diluted shares	110,056	109,810	110,028	109,776
Earnings per share:
Basic earnings per share	$1.10	$0.65	$1.78	$1.25
Diluted earnings per share	$1.09	$0.64	$1.77	$1.23

Potentially dilutive shares excluded from the calculation (in thousands):
Stock options excluded as their inclusion would be anti-dilutive	69	97	69	101

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

3. Elimination of Deferred Statutory Profit Sharing Liability, Net
During the second quarter of 2012, the Company completed an organizational restructuring whereby all employees of Kansas City Southern de México, S.A. de C.V. (“KCSM”) became employees of KCSM Servicios, S.A. de C.V. (“KCSM Servicios”), a wholly-owned subsidiary of the Company. KCSM Servicios provides employee services to KCSM, and KCSM pays KCSM Servicios market-based rates for these services. The effective date of this organizational restructuring was May 1, 2012.
Mexican employees are entitled to receive Mexican statutory profit sharing. The related cash payment to employees is based on an employer’s net profit determined under accounting principles prescribed in Mexican law, rather than its net profit determined under U.S. GAAP. U.S. GAAP requires the recording of deferred liabilities or assets for financial reporting purposes on the differences between the amounts determined under the two different accounting principles.
As a result of the organizational restructuring, KCSM’s obligation to pay Mexican statutory profit sharing terminated on the effective date. Accordingly, in the second quarter of 2012, KCSM recognized a $43.0 million net reduction to operating expense. This reduction includes the elimination of $47.8 million of the deferred Mexican statutory profit sharing liability, net of $4.8 million of transaction costs. KCSM Servicios became obligated to pay Mexican statutory profit sharing to its employees beginning on the effective date of the organizational restructuring.

4. Property and Equipment (including Concession Assets)
Property and equipment, including concession assets, and related accumulated depreciation and amortization are summarized below (in millions):

	June 30, 2012	December 31, 2011
Land	$208.1	$207.4
Concession land rights	141.2	141.2
Road property	5,399.6	5,326.0
Equipment	857.8	833.7
Technology and other	122.4	123.3
Construction in progress	209.9	153.1
Total property	6,939.0	6,784.7
Accumulated depreciation and amortization	1,459.9	1,435.2
Property and equipment (including concession assets), net	$5,479.1	$5,349.5
Concession assets, net of accumulated amortization of $372.5 million and $347.1 million, totaled $1,872.9 million and $1,855.1 million at June 30, 2012 and December 31, 2011, respectively.

5. Fair Value Measurements
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
The Company’s derivative financial instruments are measured at fair value on a recurring basis and consisted of interest rate swap liabilities of $0.7 million as of June 30, 2012, which are classified as Level 2. The Company determines the fair values of its derivative financial instrument positions based upon pricing models using inputs observed from actively quoted markets. Pricing models take into consideration the contract terms as well as other inputs, including forward interest rate curves.
The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of the short-term financial instruments approximates their fair value.

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $1,732.7 million and $1,741.3 million at June 30, 2012 and December 31, 2011, respectively. The carrying value was $1,622.9 million and $1,639.1 million at June 30, 2012 and December 31, 2011, respectively. If the Company’s debt was measured at fair value, the individual debt instruments would have been classified as either Level 1 or Level 2 in the fair value hierarchy.

6. Derivative Instruments
In general, the Company enters into derivative transactions in limited situations based on management’s assessment of current market conditions and perceived risks. However, management intends to respond to evolving business and market conditions and in doing so, may enter into such transactions more frequently as deemed appropriate.
Credit Risk. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages this risk by limiting its counterparties to large financial institutions which meet the Company’s credit rating standards and have an established banking relationship with the Company. As of June 30, 2012, the Company did not expect any losses as a result of default of its counterparties.
Interest Rate Swaps. On March 5, 2012, The Kansas City Southern Railway Company (“KCSR”), a wholly-owned subsidiary of KCS, entered into four amortizing interest rate swaps with an aggregate notional amount of $320.0 million, which have been designated as cash flow hedges. The interest rate swaps effectively convert interest payments on a portion of outstanding term loans of KCSR from variable rates to fixed rates. The swaps are highly effective and as a result there will be minimal earnings impact associated with ineffectiveness of these hedges. As of June 30, 2012, the hedging instruments have an aggregate notional amount of $312.6 million at a fixed rate of 0.4942%. Settlements are indexed to the one-month London Interbank Offered Rate (“LIBOR”) and will occur monthly through March 31, 2014.
The following table presents the fair value of derivative instruments included in the consolidated balance sheet (in millions):

	Liability Derivatives
	Balance Sheet Location	June 30, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Interest rate swaps	Other noncurrent liabilities & deferred credits	$0.7	$—
Total derivatives designated as hedging instruments		0.7	—
Total liability derivatives		$0.7	$—
The following table presents the amounts affecting the consolidated statements of income for the three months ended June 30 (in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2012	2011		2012	2011		2012	2011
Interest rate swaps	$(0.5)	$—	Interest expense	$(0.3)	$—	Interest expense	$—	$—
Total	$(0.5)	$—		$(0.3)	$—		$—	$—

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

The following table presents the amounts affecting the consolidated statements of income for the six months ended June 30 (in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2012	2011		2012	2011		2012	2011
Interest rate swaps	$(1.0)	$—	Interest expense	$(0.3)	$(0.4)	Interest expense	$—	$—
Total	$(1.0)	$—		$(0.3)	$(0.4)		$—	$—
As of June 30, 2012, the Company expects that approximately $0.6 million of net losses will be reclassified from accumulated other comprehensive loss into interest expense over the next 12 months.

7. Long-Term Debt
KCSR 8.0% Senior Notes. On January 25, 2012, pursuant to an offer to purchase and related solicitation of consents, KCSR commenced a cash tender offer for all of its $275.0 million outstanding aggregate principal amount of 8.0% Senior Notes due June 1, 2015 (the “8.0% Senior Notes”), and a consent solicitation to amend the related indenture (the “Proposed Amendments”) to eliminate substantially all of the restrictive covenants contained therein. In conjunction with receiving the requisite consents, on February 13, 2012, the Company entered into the First Supplemental Indenture to effect the Proposed Amendments, which became operative on February 24, 2012.
On February 24, 2012, KCSR purchased $174.7 million principal amount of the tendered 8.0% Senior Notes in accordance with the terms and conditions of the tender offer set forth in the offer to purchase using the proceeds received under the Amendment No. 1 and Additional Term Advance Agreement (“Amendment No. 1”) to the existing KCSR Amended and Restated Credit Agreement dated as of July 12, 2011 (the “Credit Agreement”), and available cash. On June 1, 2012, KCSR redeemed the remaining $100.3 million principal amount of the 8.0% Senior Notes using additional proceeds received under Amendment No. 1 to the Credit Agreement and cash on hand, at a redemption price of 104% of the principal amount.
KCSR Credit Agreement and Additional Term A Advances. On February 24, 2012, KCS, KCSR and certain other subsidiaries of the Company that guaranty the Credit Agreement entered into Amendment No. 1, which provides for additional Term A advances to KCSR in an aggregate principal amount of $275.0 million (the “Additional Term A Advances”) on substantially the same terms as those applicable to the existing Term A facility under the Credit Agreement. KCSR borrowed $175.0 million of the Additional Term A Advances on February 24, 2012, the effective date of Amendment No. 1, and borrowed the remaining $100.0 million of Additional Term A Advances on June 1, 2012.
The proceeds of the $275.0 million of borrowings under the Additional Term A Advances and available cash were used to purchase and redeem all of KCSR’s 8.0% Senior Notes, as described above.
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
The financing agreement provides KCSR with a 25-year, $54.6 million loan under the Railroad Rehabilitation and Improvement Financing Program (the “KCSR RRIF Loan”). The proceeds of the KCSR RRIF Loan were used to reimburse KCSR for 80% of the purchase price of thirty new locomotives (the “Locomotives”) acquired by KCSR in the fourth quarter of 2011. The outstanding principal balance bears interest at 2.96% per annum. KCSR is required to make quarterly principal and interest payments on the KCSR

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

RRIF Loan commencing March 15, 2012, except for the first payment that was comprised solely of interest accrued from the date the funds were advanced to KCSR, which was February 24, 2012.
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
KCSR Revolving Credit Facility. During the first quarter of 2012, the Company repaid the December 31, 2011 outstanding balance of $50.0 million on KCSR’s revolving credit facility.

8. Equity
The following tables summarize the changes in equity (in millions):

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity
Beginning balance	$2,835.7	$294.5	$3,130.2	$2,495.9	$282.7	$2,778.6
Net income	120.4	0.5	120.9	70.8	0.9	71.7
Other comprehensive loss	(0.6)	—	(0.6)	—	—	—
Contribution from noncontrolling interest	—	—	—	—	2.0	2.0
Dividends on common stock	(21.5)	—	(21.5)	—	—	—
Dividends on $25 par preferred stock	—	—	—	(0.1)	—	(0.1)
Options exercised and stock subscribed, net of shares withheld for employee taxes	—	—	—	(0.1)	—	(0.1)
Tax benefit from share-based compensation	0.9	—	0.9	—	—	—
Share-based compensation	2.5	—	2.5	1.3	—	1.3
Ending balance	$2,937.4	$295.0	$3,232.4	$2,567.8	$285.6	$2,853.4

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity
Beginning balance	$2,764.5	$294.2	$3,058.7	$2,431.1	$282.6	$2,713.7
Net income	195.4	0.8	196.2	134.8	1.0	135.8
Other comprehensive income (loss)	(0.3)	—	(0.3)	0.5	—	0.5
Contribution from noncontrolling interest	—	—	—	—	2.0	2.0
Conversion of series D cumulative convertible preferred stock	—	—	—	(0.2)	—	(0.2)
Common stock issued for conversion of series D cumulative convertible preferred stock	—	—	—	0.2	—	0.2
Dividends on common stock	(42.9)	—	(42.9)	—	—	—
Dividends on $25 par preferred stock	(0.1)	—	(0.1)	(0.2)	—	(0.2)
Dividends on series D cumulative preferred stock	—	—	—	(2.7)	—	(2.7)
Options exercised and stock subscribed, net of shares withheld for employee taxes	1.0	—	1.0	(1.0)	—	(1.0)
Tax benefit from share-based compensation	14.1	—	14.1	—	—	—
Share-based compensation	5.7	—	5.7	5.3	—	5.3
Ending balance	$2,937.4	$295.0	$3,232.4	$2,567.8	$285.6	$2,853.4
Common Stock Dividend
On May 2, 2012, the Company’s Board of Directors declared a cash dividend of $0.195 per share payable on July 6, 2012, to common stockholders of record as of June 11, 2012. The aggregate amount of the dividend declared was $21.5 million.

9. Commitments and Contingencies
Concession Duty. Under KCSM’s 50-year railroad concession from the Mexican government (the “Concession”), KCSM paid concession duty expense of 0.5% of gross revenues for the first 15 years of the Concession period and, on June 24, 2012, KCSM began paying 1.25% of gross revenues, which is effective for the remaining years of the Concession. For the three and six months ended June 30, 2012, the concession duty expense, which is recorded within operating expenses, was $1.4 million and $2.7 million, respectively, compared to $1.3 million and $2.4 million for the same periods in 2011.
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
Environmental Liabilities. The Company’s U.S. operations are subject to extensive federal, state and local environmental laws and regulations. The major U.S. environmental laws to which the Company is subject include, among others, the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA,” also known as the Superfund law), the Toxic Substances Control Act, the Federal Water Pollution Control Act, and the Hazardous Materials Transportation Act. CERCLA can impose joint and several liabilities for cleanup and investigation costs, without regard to fault or legality of the original conduct, on current and predecessor owners and operators of a site, as well as those who generate, or arrange for the disposal of, hazardous substances. The Company does not believe that compliance with the requirements imposed by the environmental legislation will impair its competitive capability or result in any material additional capital expenditures, operating or maintenance costs. The Company is, however, subject to environmental remediation costs as described in the following paragraphs.

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

The Company’s Mexico operations are subject to Mexican federal and state laws and regulations relating to the protection of the environment through the establishment of standards for water discharge, water supply, emissions, noise pollution, hazardous substances and transportation and handling of hazardous and solid waste. The Mexican government may bring administrative and criminal proceedings, impose economic sanctions against companies that violate environmental laws, and temporarily or even permanently close non-complying facilities.
The risk of incurring environmental liability is inherent in the railroad industry. As part of serving the petroleum and chemicals industry, the Company transports hazardous materials and has a professional team available to respond to and handle environmental issues that might occur in the transport of such materials.
The Company performs ongoing reviews and evaluations of the various environmental programs and issues within the Company’s operations and, as necessary, takes actions intended to limit the Company’s exposure to potential liability. Although these costs cannot be predicted with certainty, management believes that the ultimate outcome of identified matters will not have a material adverse effect on the Company’s consolidated financial statements.
Personal Injury. The Company’s personal injury liability is based on semi-annual actuarial studies performed on an undiscounted basis by an independent third party actuarial firm and reviewed by management. This liability is based on personal injury claims filed and an estimate of claims incurred but not yet reported. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Adjustments to the liability are reflected within operating expenses in the period in which changes to estimates are known. Personal injury claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The personal injury liability as of June 30, 2012, is based on an updated actuarial study of personal injury claims through May 31, 2012, and review of the last month’s experience. For the six months ended June 30, 2012 and 2011, the Company recorded a $3.6 million and $9.2 million reduction in personal injury liability due to changes in estimates as a result of the Company's continuing favorable claims development and settlement experience.
The personal injury liability activity was as follows (in millions):

	Six Months Ended June 30,
	2012	2011
Balance at beginning of year	$40.1	$62.2
Accruals	5.0	5.4
Change in estimate	(3.6)	(9.2)
Payments	(2.5)	(9.7)
Balance at end of period	$39.0	$48.7
Certain Disputes with Ferromex. KCSM and Ferrocarril Mexicano, S.A. de C.V. (“Ferromex”) use certain trackage rights, haulage rights and interline services (the “Services”) provided by each other. The rates to be charged after January 1, 2009, were agreed to pursuant to the Trackage Rights Agreement, dated February 9, 2010 (the “Trackage Rights Agreement”), between KCSM and Ferromex. The rates payable for these Services for the period beginning in 1998 through December 31, 2008, are still not resolved. If KCSM cannot reach an agreement with Ferromex for rates applicable for Services prior to January 1, 2009, which are not subject to the Trackage Rights Agreement, the Mexican Secretaría de Comunicaciones y Transportes (“Secretary of Communications and Transportation” or “SCT”) is entitled to set the rates in accordance with Mexican law and regulations. KCSM and Ferromex both initiated administrative proceedings seeking a determination by the SCT of the rates that KCSM and Ferromex should pay each other in connection with the Services. The SCT issued rulings in 2002 and 2008 setting the rates for the Services, and both KCSM and Ferromex challenged these rulings.
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

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

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
Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness or further weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and operating results. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate at June 30, 2012.
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
Panama Canal Railway Company (“PCRC”) Guarantees and Indemnities. The Company has issued four irrevocable standby letters of credit totaling approximately $1.2 million to fulfill the Company’s fifty percent guarantee of PCRC's equipment loans. The Company agreed to fund fifty percent of any debt service reserve or liquidity reserve shortfall by PCRC, reserves which were established by PCRC in connection with the issuance of the 7.0% Senior Secured Notes due November 1, 2026 (the “Notes”). At June 30, 2012, the Company had issued and outstanding $3.8 million under a standby letter of credit to fulfill its obligation to fund fifty percent of these reserves. Additionally, KCS has pledged its shares of PCRC as security for the Notes.

10. Geographic Information
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

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

The following tables provide information by geographic area (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues	2012	2011	2012	2011
U.S.	$297.1	$288.2	$599.3	$558.6
Mexico	248.2	246.7	493.5	464.9
Total revenues	$545.3	$534.9	$1,092.8	$1,023.5

Property and equipment (including concession assets), net			June 30, 2012	December 31, 2011
U.S.			$3,015.6	$2,902.9
Mexico			2,463.5	2,446.6
Total property and equipment (including concession assets), net			$5,479.1	$5,349.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion below, as well as other portions of this Form 10-Q, contain forward-looking statements that are not based upon historical information. Readers can identify these forward-looking statements by the use of such verbs as “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. Such forward-looking statements are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-Q. However, such statements are dependent on and, therefore, can be influenced by, a number of external variables over which management has little or no control, including: competition and consolidation within the transportation industry; the business environment in industries that produce and consume rail freight; revocation of the rail concession of Kansas City Southern’s subsidiary, Kansas City Southern de Mexico, S.A. de C.V.; the termination, or failure to renew, agreements with customers, other railroads and third parties; interest rates; access to capital; disruptions to the Company’s technology infrastructure, including its computer systems; natural events such as severe weather, hurricanes and floods; market and regulatory responses to climate change; credit risk of customers and counterparties and their failure to meet their financial obligations; legislative and regulatory developments and disputes; rail accidents or other incidents or accidents along KCS’s rail network, facilities or customer facilities involving the release of hazardous materials, including toxic inhalation hazards; fluctuation in prices or availability of key materials, in particular diesel fuel; dependency on certain key suppliers of core rail equipment; changes in securities and capital markets; loss of key personnel; labor difficulties, including strikes and work stoppages; insufficiency of insurance to cover lost revenue, profits or other damages; acts of terrorism or risk of terrorist activities; war or risk of war; domestic and international economic conditions; political and economic conditions in Mexico and the level of trade between the United States and Mexico; and the outcome of claims and litigation. For more discussion about each risk factor, see Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which is on file with the U.S. Securities and Exchange Commission (File No. 1-4717) and Part I Item 1A — “Risk Factors” in the Form 10-K and any updates contained herein. Readers are strongly encouraged to consider these factors when evaluating forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the timing when, or by which, such performance or results will be achieved. As a result, actual outcomes or results could materially differ from those indicated in forward-looking statements. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements.
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
Second Quarter Analysis
The Company reported quarterly earnings of $1.09 per diluted share on consolidated net income of $120.4 million for the three months ended June 30, 2012, compared to quarterly earnings of $0.64 per diluted share on consolidated net income of $70.8 million for the same period in 2011.

The Company reported a 2% increase in revenues during the three months ended June 30, 2012, as compared to the same period in 2011, driven primarily by positive pricing impacts, increased fuel surcharge and volume, partially offset by the effect of fluctuations in the value of the Mexican peso against the value of the U.S. dollar for revenues denominated in Mexican pesos and commodity mix.
Operating expenses decreased 11% during the three months ended June 30, 2012, as compared to the same period in 2011, primarily due to the elimination of the deferred Mexican statutory profit sharing liability, as discussed below. In addition, operating expenses decreased due to the effect of fluctuations in the value of the Mexican peso against the value of the U.S. dollar for operating expenses denominated in Mexican pesos. These decreases were partially offset by an increase in operating expenses due to higher carload/unit volumes. Operating expenses as a percentage of revenues declined to 62.6% for the three months ended June 30, 2012, as compared to 71.7% for the same period in 2011.
During the second quarter of 2012, the Company completed an organizational restructuring whereby all employees of KCSM became employees of KCSM Servicios, S.A. de C.V. (“KCSM Servicios”), a wholly-owned subsidiary of KCS. KCSM Servicios provides employee services to KCSM, and KCSM pays KCSM Servicios market-based rates for these services. The effective date of this organizational restructuring was May 1, 2012.
Mexican employees are entitled to receive Mexican statutory profit sharing. The related cash payment to employees is based on an employer’s net profit determined under accounting principles prescribed in Mexican law, rather than its net profit determined under U.S. generally accepted accounting principles (“U.S. GAAP”). U.S. GAAP requires the recording of deferred liabilities or assets for financial reporting purposes on the differences between the amounts determined under the two different accounting principles.
As a result of the organizational restructuring, KCSM’s obligation to pay Mexican statutory profit sharing terminated on the effective date. Accordingly, in the second quarter of 2012, KCSM recognized a $43.0 million net reduction to operating expense. This reduction includes the elimination of $47.8 million of the deferred Mexican statutory profit sharing liability, net of $4.8 million of transaction costs. KCSM Servicios became obligated to pay Mexican statutory profit sharing to its employees beginning on the effective date of the organizational restructuring and is not expected to have a significant deferred Mexican statutory profit sharing expense.
KCSM’s revenues and operating expenses are affected by fluctuations in the value of the Mexican peso against the value of the U.S. dollar. Based on the volume of revenue and expense transactions denominated in Mexican pesos, revenue and expense fluctuations generally offset, with insignificant net impacts to operating income.
On June 1, 2012, the Company redeemed the remaining $100.3 million principal amount of outstanding 8.0% Senior Notes due June 1, 2015, and recognized debt retirement costs of $5.1 million.
On May 2, 2012, the Company’s Board of Directors declared a cash dividend of $0.195 per share payable on July 6, 2012, to common stockholders of record as of June 11, 2012. The aggregate amount of the dividend declared was $21.5 million.

Results of Operations
The following summarizes KCS’s consolidated income statement components (in millions):

	Three Months Ended		Change Dollars
	June 30,
	2012	2011
Revenues	$545.3	$534.9	$10.4
Operating expenses	341.5	383.3	(41.8)
Operating income	203.8	151.6	52.2
Equity in net earnings of unconsolidated affiliates	4.9	5.3	(0.4)
Interest expense	(25.3)	(32.4)	7.1
Debt retirement costs	(5.1)	(10.3)	5.2
Foreign exchange gain (loss)	(3.5)	0.4	(3.9)
Other income (expense), net	(0.8)	—	(0.8)
Income before income taxes	174.0	114.6	59.4
Income tax expense	53.1	42.9	10.2
Net income	120.9	71.7	49.2
Less: Net income attributable to noncontrolling interest	0.5	0.9	(0.4)
Net income attributable to Kansas City Southern and subsidiaries	$120.4	$70.8	$49.6

	Six Months Ended		Change Dollars
	June 30,
	2012	2011
Revenues	$1,092.8	$1,023.5	$69.3
Operating expenses	731.2	744.1	(12.9)
Operating income	361.6	279.4	82.2
Equity in net earnings of unconsolidated affiliates	10.7	8.9	1.8
Interest expense	(52.5)	(65.5)	13.0
Debt retirement costs	(18.0)	(10.3)	(7.7)
Foreign exchange gain	0.4	0.3	0.1
Other income (expense), net	(0.7)	1.7	(2.4)
Income before income taxes	301.5	214.5	87.0
Income tax expense	105.3	78.7	26.6
Net income	196.2	135.8	60.4
Less: Net income attributable to noncontrolling interest	0.8	1.0	(0.2)
Net income attributable to Kansas City Southern and subsidiaries	$195.4	$134.8	$60.6

Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months Ended			Three Months Ended			Three Months Ended
	June 30,			June 30,			June 30,
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
Chemical and petroleum	$98.0	$105.8	(7%)	60.9	66.3	(8%)	$1,609	$1,596	1%
Industrial and consumer products	137.2	125.0	10%	83.6	80.6	4%	1,641	1,551	6%
Agriculture and minerals	106.0	113.4	(7%)	57.2	63.3	(10%)	1,853	1,791	3%
Total general commodities	341.2	344.2	(1%)	201.7	210.2	(4%)	1,692	1,637	3%
Energy (i)	67.9	77.2	(12%)	66.1	74.5	(11%)	1,027	1,036	(1%)
Intermodal	76.4	62.0	23%	228.0	194.6	17%	335	319	5%
Automotive	39.6	34.4	15%	24.1	20.5	18%	1,643	1,678	(2%)
Carload revenues, carloads and units	525.1	517.8	1%	519.9	499.8	4%	$1,010	$1,036	(3%)
Other revenue	20.2	17.1	18%
Total revenues (ii)	$545.3	$534.9	2%

(ii) Included in revenues:
Fuel surcharge	$69.8	$63.5

(i) Effective January 1, 2012, the Company established the Energy commodity group, which includes the previous Coal commodity group and certain amounts previously included within the Agriculture and minerals and Chemicals and petroleum commodity groups. Prior period amounts have been reclassified to conform to the current year presentation.

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Six Months Ended			Six Months Ended			Six Months Ended
	June 30,			June 30,			June 30,
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
Chemical and petroleum	$199.9	$202.1	(1%)	122.4	128.9	(5%)	$1,633	$1,568	4%
Industrial and consumer products	275.8	243.5	13%	168.7	162.7	4%	1,635	1,497	9%
Agriculture and minerals	217.9	211.8	3%	117.9	122.5	(4%)	1,848	1,729	7%
Total general commodities	693.6	657.4	6%	409.0	414.1	(1%)	1,696	1,588	7%
Energy (i)	138.9	149.1	(7%)	135.8	148.7	(9%)	1,023	1,003	2%
Intermodal	144.5	116.2	24%	436.1	370.5	18%	331	314	5%
Automotive	77.1	65.5	18%	47.1	40.6	16%	1,637	1,613	1%
Carload revenues, carloads and units	1,054.1	988.2	7%	1,028.0	973.9	6%	$1,025	$1,015	1%
Other revenue	38.7	35.3	10%
Total revenues (ii)	$1,092.8	$1,023.5	7%

(ii) Included in revenues:
Fuel surcharge	$136.4	$112.7

(i) Effective January 1, 2012, the Company established the Energy commodity group, which includes the previous Coal commodity group and certain amounts previously included within the Agriculture and minerals and Chemicals and petroleum commodity groups. Prior period amounts have been reclassified to conform to the current year presentation.

Freight revenues include both revenue for transportation services and fuel surcharges. For the three and six months ended June 30, 2012, revenues increased $10.4 million and $69.3 million compared to the same periods in 2011, primarily due to positive pricing impacts, increased fuel surcharge and volume, partially offset by the effect of fluctuations in the value of the Mexican peso against the value of the U.S. dollar for revenues denominated in Mexican pesos. Revenue per carload/unit decreased by 3% and increased 1% for the three and six months ended June 30, 2012, compared to the same periods in 2011, reflecting the unfavorable effects of fluctuations in the value of the Mexican peso against the value of the U.S. dollar and commodity mix.
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
The following discussion provides an analysis of revenues by commodity group:

Revenues by commodity group for the three months ended
June 30, 2012
Chemical and petroleum. Revenues decreased $7.8 million and $2.2 million for the three and six months ended June 30, 2012, compared to the same periods in 2011, primarily due to a decrease in volume, partially offset by an increase in pricing. Petroleum volumes decreased primarily due to a customer's lost business. In the second quarter of 2012, falling energy and chemical prices and indications of a weakening demand resulted in customers destocking and maintaining lower inventory levels. The volume decrease was partially offset by positive pricing impacts for petroleum, plastics and chemicals used to manufacture glass and paint.

Revenues by commodity group for the three months ended
June 30, 2012
 Industrial and consumer products. Revenues increased $12.2 million and $32.3 million for the three and six months ended June 30, 2012, compared to the same periods in 2011, primarily due to increases in pricing and volume. Metals and scrap growth was primarily due to increases in pricing and high demand for slab and steel coil driven by strength in the automotive and oil and gas industries. Paper product revenue increased primarily due to increased rail market share and improved pricing.

Agriculture and minerals. Revenues decreased $7.4 million for the three months ended June 30, 2012, compared to the same period in 2011, primarily due to a decrease in volume, partially offset by an increase in pricing. Revenues increased $6.1 million for the six months ended June 30, 2012, compared to the same period in 2011, primarily due to an increase in pricing, partially offset by a decrease in volume. Food products volumes decreased due to lost cross border corn syrup business and lower dried distillers grains volume. This decrease was partially offset by an increase in cross border grain shipments during the first quarter of 2012 as revenues were negatively impacted in the first quarter of 2011 as traffic patterns shifted due to a decline in cross border traffic into Mexico as availability of crops from a strong Mexico harvest was sufficient to meet the local demand.

Stone, Clay, & Glass 6%
Ores & Minerals 5%
Food Products 33%
Grain 56%

Energy. Revenues decreased $9.3 million and $10.2 million for the three and six months ended June 30, 2012, compared to the same periods in 2011, primarily due to a decrease in volume. Utility coal revenues declined 24% and 17% for the three and six months ended June 30, 2012, compared to the same periods in 2011, due to a reduction in demand as a result of utility maintenance outages, historic low natural gas prices and a warmer than average winter. This decrease was partially offset by increased frac sand volumes due to new business and a strong demand due to higher crude oil prices.

Frac Sand
19%
Crude Oil
4%
Coal &
Petroleum
Coke
12%
Utility
Coal
65%

Intermodal. Revenues increased $14.4 million and $28.3 million for the three and six months ended June 30, 2012, compared to the same periods in 2011, primarily due to an increase in volume driven by increased cross border and domestic business and conversion of truck traffic to rail. For the three and six months ended June 30, 2012, compared to the same periods in 2011, cross border intermodal volumes increased by 106% and 93%, and carloads out of Lazaro Cardenas increased by 20% and 24%.
Automotive. Revenues increased $5.2 million and $11.6 million for the three and six months ended June 30, 2012, compared to the same periods in 2011, primarily due to increases in volume and pricing, partially offset by fluctuations in the value of the Mexican peso against the value of the U.S. dollar. The volume increase was driven by strong year over year growth in North American automobile sales for Original Equipment Manufacturers, new cross border vehicle routings and increased import/export volume through the Port of Lazaro Cardenas.

Operating Expenses
Operating expenses, as shown below (in millions), decreased $41.8 million and $12.9 million for the three and six months ended June 30, 2012, compared to the same periods in 2011, primarily due to the elimination of the deferred Mexican statutory profit sharing liability as a result of the organizational restructuring in the second quarter of 2012. In addition, operating expenses decreased due to the fluctuations in the value of the Mexican peso against the value of the U.S. dollar for operating expenses denominated in Mexican pesos. These decreases were partially offset by increases due to higher carload/unit volumes.

	Three Months Ended
	June 30,		Change
	2012	2011	Dollars	Percent
Compensation and benefits	$105.8	$104.4	$1.4	1%
Purchased services	60.3	54.8	5.5	10%
Fuel	86.9	92.0	(5.1)	(6%)
Equipment costs	39.5	42.7	(3.2)	(7%)
Depreciation and amortization	48.7	45.5	3.2	7%
Materials and other	43.3	43.9	(0.6)	(1%)
Elimination of deferred statutory profit sharing liability, net	(43.0)	—	(43.0)	100%
Total operating expenses	$341.5	$383.3	$(41.8)	(11%)

	Six Months Ended
	June 30,		Change
	2012	2011	Dollars	Percent
Compensation and benefits	$215.1	$204.8	$10.3	5%
Purchased services	114.7	102.9	11.8	11%
Fuel	175.2	171.5	3.7	2%
Equipment costs	77.8	84.1	(6.3)	(7%)
Depreciation and amortization	97.1	91.2	5.9	6%
Materials and other	94.3	89.6	4.7	5%
Elimination of deferred statutory profit sharing liability, net	(43.0)	—	(43.0)	100%
Total operating expenses	$731.2	$744.1	$(12.9)	(2%)
Compensation and benefits. Compensation and benefits increased $1.4 million and $10.3 million for the three and six months ended June 30, 2012, compared to the same periods in 2011, primarily due to increased incentive compensation expense and annual salary and benefit rate increases. These increases were partially offset by reduced Mexican statutory profit sharing expense as a result of the organizational restructuring in the second quarter of 2012, and the fluctuations in the value of the Mexican peso against the value of the U.S. dollar.
Purchased services. Purchased services expense increased $5.5 million and $11.8 million for the three and six months ended June 30, 2012, compared to the same periods in 2011, due to increases in track structure maintenance and increased volume-sensitive costs, primarily truck and terminal services, equipment maintenance expense and joint facility expenses.
Fuel. Fuel expense decreased $5.1 million for the three months ended June 30, 2012, compared to the same period in 2011, primarily due to the favorable impact of foreign exchange fluctuations and lower consumption partially offset by higher diesel fuel prices. Fuel expense increased $3.7 million for the six months ended June 30, 2012, compared to the same period in 2011, primarily due to higher diesel fuel prices and higher consumption. These increases were partially offset by the favorable impact of foreign exchange fluctuations and improved fuel efficiency.
Equipment costs. Equipment costs decreased $3.2 million and $6.3 million for the three and six months ended June 30, 2012, compared to the same periods in 2011, primarily due to lower locomotive lease expense due to the acquisition of 75 locomotives during the third quarter of 2011, which were previously leased by the Company under an operating lease agreement. This decrease was partially offset by an increase in the use of other railroads’ freight cars due to increased traffic volumes.
Depreciation and amortization. Depreciation and amortization expense increased by $3.2 million and $5.9 million for the three and six months ended June 30, 2012, compared to the same periods in 2011, primarily due to a larger asset base.
Materials and other. Materials and other expense decreased $0.6 million for the three months ended June 30, 2012, compared to the same period in 2011, primarily due to lower derailment expense. This decrease was partially offset by the recognition of a larger reduction in the personal injury liability in the second quarter of 2011, as compared to the same period in 2012. Materials and other expense increased $4.7 million for the six months ended June 30, 2012, compared to the same period in 2011, primarily due to a larger reduction in the personal injury liability in the second quarter of 2011, as compared to the same period in 2012, and increases in employee expenses, property tax expense and a settlement of a legal dispute in the first quarter of 2012. These increases were partially offset by lower derailment expense in the second quarter of 2012, as compared to the same period in 2011. KCSM paid concession duty expense of 0.5% of gross revenues for the first 15 years of the Concession period, and on June 24, 2012, KCSM began paying 1.25% of gross revenues, which is effective for the remaining years of the Concession. The concession duty rate increase is expected to increase expense in 2012 by approximately $4.0 million.
Elimination of deferred statutory profit sharing liability, net. As previously discussed, KCSM’s obligation to pay Mexican statutory profit sharing terminated as of May 1, 2012, and accordingly, KCSM recognized a $43.0 million net reduction to operating expense. This reduction includes the elimination of $47.8 million of the deferred Mexican statutory profit sharing liability, net of $4.8 million of transaction costs.

Non-Operating Income and Expenses
Equity in net earnings of unconsolidated affiliates. Equity in net earnings from unconsolidated affiliates decreased $0.4 million for the three months ended June 30, 2012, compared to the same period in 2011, primarily due to a decrease in equity in earnings from the operations of Panama Canal Railway Company resulting from a decrease in container volumes due to port congestion. For the six months ended June 30, 2012, equity in net earnings of unconsolidated affiliates increased $1.8 million compared to the same period in 2011, primarily due to an increase in equity in earnings from the operations of Panama Canal Railway Company resulting from an increase in container volumes during the first quarter of 2012.
Interest expense. Interest expense decreased by $7.1 million and $13.0 million for the three and six months ended June 30, 2012, compared to the same periods in 2011, primarily due to lower average interest rates as a result of the Company's refinancing activities.
Debt retirement costs. Debt retirement costs were $5.1 million and $18.0 million for the three and six months ended June 30, 2012, compared to $10.3 million for the three and six months ended June 30, 2011. On June 1, 2012, the Company redeemed the remaining $100.3 million principal amount of the outstanding 8.0% Senior Notes due June 1, 2015 (the “8.0% Senior Notes”), issued by KCSR, and recognized debt retirement costs of $5.1 million related to the call premium and the write-off of unamortized debt issuance costs. On February 24, 2012, KCSR purchased $174.7 million principal amount of the 8.0% Senior Notes, and recognized debt retirement costs of $12.9 million related to the tender premium and the write-off of unamortized debt issuance costs. In the second quarter of 2011, KCSM purchased and redeemed the remaining $32.4 million principal amount and all of the outstanding $165.0 million aggregate principal amount of its 7 5/8% Senior Notes due December 1, 2013 and 7 3/8% Senior Notes due June 1, 2014, respectively. KCSM recognized debt retirement cost of $10.3 million related to the call and tender premiums and the write-off of unamortized debt issuance costs.
Foreign exchange. Fluctuations in the value of the Mexican peso against the value of the U.S. dollar resulted in a foreign exchange loss of $3.5 million and a gain of $0.4 million for the three and six months ended June 30, 2012, compared to a foreign exchange gain of $0.4 million and $0.3 million for the same periods in 2011.
Other income (expense), net. Other income (expense), net decreased by $0.8 million and $2.4 million for the three and six months ended June 30, 2012, compared to the same periods in 2011, primarily due to lower miscellaneous income.
Income tax expense. Income tax expense increased $10.2 million and $26.6 million for the three and six months ended June 30, 2012, compared to the same periods in 2011, due to higher pre-tax income. The effective income tax rate was 30.5% and 34.9% for the three and six months ended June 30, 2012, compared to 37.4% and 36.7% for the same periods in 2011. The decrease in the effective income tax rates were primarily due to the reduction of a deferred tax asset valuation allowance in the second quarter of 2012 related to state net operating losses, partially offset by foreign exchange rate fluctuations.

Liquidity and Capital Resources
Overview
In recent years, KCS has improved its financial strength and flexibility by decreasing leverage, extending debt maturities, increasing liquidity and reducing interest expense and preferred stock dividends. Though KCS’s cash flows from operations are sufficient to fund operations, capital expenditures, debt service and dividends, the Company may, from time to time, use external sources of cash (principally bank debt, public and private debt, and leases) to refinance existing indebtedness and to fund new investments and equipment additions. On June 30, 2012, total available liquidity (the unrestricted cash balance plus revolving credit facility availability) was $505.5 million. As of June 30, 2012, the total cash and cash equivalents held outside of the U.S. in foreign subsidiaries was $51.3 million. This cash is available to fund company operations without incurring additional income taxes.

The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to debt and equity capital markets, and other available financing resources will be sufficient to fund anticipated operating, capital, debt service and other commitments in the foreseeable future.
During the first and second quarters of 2012, the Company’s Board of Directors declared quarterly cash dividends of $0.195 per share on its common stock. Subject to the discretion of the Board of Directors, capital availability and a determination that cash dividends continue to be in the best interest of its stockholders, the Company intends to pay a quarterly dividend on an ongoing basis.
KCSR 8.0% Senior Notes. On January 25, 2012, pursuant to an offer to purchase and related solicitation of consents, KCSR commenced a cash tender offer for all of its $275.0 million outstanding aggregate principal amount of 8.0% Senior Notes and a consent solicitation to amend the related indenture (the “Proposed Amendments”) to eliminate substantially all of the restrictive covenants contained therein. In conjunction with receiving the requisite consents, on February 13, 2012, the Company entered into the First Supplemental Indenture to effect the Proposed Amendments, which became operative on February 24, 2012.
On February 24, 2012, KCSR purchased $174.7 million principal amount of the tendered 8.0% Senior Notes in accordance with the terms and conditions of the tender offer set forth in the offer to purchase using the proceeds received under the Amendment No. 1 and Additional Term Advance Agreement (“Amendment No. 1”) to the existing KCSR Amended and Restated Credit Agreement dated as of July 12, 2011 (the “Credit Agreement”), and available cash. On June 1, 2012, KCSR redeemed the remaining $100.3 million principal amount of the 8.0% Senior Notes using additional proceeds received under Amendment No. 1 to the Credit Agreement and cash on hand, at a redemption price of 104% of the principal amount.
KCSR Credit Agreement and Additional Term A Advances. On February 24, 2012, KCS, KCSR and certain other subsidiaries of the Company that guaranty the Credit Agreement entered into Amendment No. 1, which provides for additional Term A advances to KCSR in an aggregate principal amount of $275.0 million (the “Additional Term A Advances”) on substantially the same terms as those applicable to the existing Term A facility under the Credit Agreement. KCSR borrowed $175.0 million of the Additional Term A Advances on February 24, 2012, the effective date of Amendment No. 1, and borrowed the remaining $100.0 million of Additional Term A Advances on June 1, 2012.
The proceeds of the $275.0 million of borrowings under the Additional Term A Advances and available cash were used to purchase and redeem all of KCSR’s 8.0% Senior Notes, as described above.
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
The financing agreement provides KCSR with a 25-year, $54.6 million loan under the Railroad Rehabilitation and Improvement Financing Program (the “KCSR RRIF Loan”). The proceeds of the KCSR RRIF Loan were used to reimburse KCSR for 80% of the purchase price of thirty new locomotives (the “Locomotives”) acquired by KCSR in the fourth quarter of 2011. The outstanding principal balance bears interest at 2.96% per annum. KCSR is required to make quarterly principal and interest payments on the KCSR RRIF Loan commencing March 15, 2012, except for the first payment that was comprised solely of interest accrued from the date the funds were advanced to KCSR, which was February 24, 2012.
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
KCSR Revolving Credit Facility. During the first quarter of 2012, the Company repaid the December 31, 2011 outstanding balance of $50.0 million on KCSR’s revolving credit facility.
For a further discussion of the agreements representing the indebtedness of KCS, see “Liquidity and Capital Resources — Debt and Capital Structure” in the Annual Report on Form 10-K for the year ended December 31, 2011 of KCS.

Interest Rate Swaps. On March 5, 2012, KCSR entered into four amortizing interest rate swaps with an aggregate notional amount of $320.0 million, which have been designated as cash flow hedges. The interest rate swaps effectively convert interest payments on a portion of KCSR’s outstanding term loans from variable rates to fixed rates. As of June 30, 2012, the hedging instruments have an aggregate notional amount of $312.6 million at a fixed rate of 0.4942%. Settlements are indexed to one-month LIBOR and will occur monthly through March 31, 2014. The counterparties to the swaps are participants in KCSR’s credit facility and meet the Company’s credit rating standards.
As of June 30, 2012, KCS had a debt to capitalization ratio (total debt as a percentage of total debt plus total equity) of 33.4%. KCS’s primary sources of liquidity are cash flows generated from operations, borrowings under its revolving credit facilities and access to debt and equity capital markets. Although KCS has had adequate access to the capital markets, the financial terms under which funding has been obtained contain restrictive covenants which limit or preclude certain actions, including the ability to incur additional debt for any purpose other than refinancing existing debt, create or suffer to exist additional liens, make prepayments of particular debt, pay dividends on common stock, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale leaseback transactions. Though these covenants may restrict or prohibit certain activities, the covenants contain a number of qualifications, thresholds and exceptions that provide the Company with what management believes is an appropriate degree of flexibility to conduct its operations. The Company was in compliance with all of its debt covenants as of June 30, 2012.
KCS’s operating results and financing alternatives can be unexpectedly impacted by various factors, some of which are outside of its control. For example, if KCS were to experience a reduction in revenues or a substantial increase in operating costs or other liabilities, its earnings could be significantly reduced, increasing the risk of non-compliance with debt covenants. Additionally, the Company is subject to external factors impacting debt and equity capital markets and its ability to obtain financing under reasonable terms is subject to market conditions. Volatility in capital markets and the tightening of market liquidity could impact KCS’s access to capital. Further, KCS’s cost of debt can be impacted by independent rating agencies which assign debt ratings based on certain factors including credit measurements such as interest coverage and leverage ratios, liquidity and competitive position.
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

Cash Flow Information
Summary cash flow data follows (in millions):

	Six Months Ended
	June 30,
	2012	2011
Cash flows provided by (used for):
Operating activities	$310.1	$268.9
Investing activities	(231.3)	(174.1)
Financing activities	(45.7)	(24.2)
Net increase in cash and cash equivalents	33.1	70.6
Cash and cash equivalents beginning of year	72.4	85.4
Cash and cash equivalents end of period	$105.5	$156.0
Cash flows from operating activities increased $41.2 million for the six month period ended June 30, 2012, compared to the same period in 2011, primarily as a result of increased net income and the changes in working capital items, resulting mainly from the timing of certain payments and receipts. These increases were partially offset by insurance proceeds of $21.7 million related to hurricane damage received during the first half of 2011. Net cash used for investing activities increased $57.2 million primarily due to an increase in capital expenditures, partially offset by insurance proceeds of $8.3 million related to hurricane damage received during the first half of 2011. Additional information regarding capital expenditures is provided below. Net cash used for financing activities increased $21.5 million primarily due to the payment of common stock dividends.

Capital Expenditures
KCS’s cash flows from operations are sufficient to fund capital expenditures; however, the Company may, from time to time, use external sources of cash (principally bank debt, public debt and private debt) to fund capital expenditures.
The following table summarizes capital expenditures by type (in millions):

	Six Months Ended
	June 30,
	2012	2011
Roadway capital program	$129.7	$117.2
Equipment (i)	29.0	9.1
Capacity	13.6	3.4
Information technology	3.3	3.4
Other	10.4	24.5
Total capital expenditures (accrual basis)	186.0	157.6
Change in capital accruals	28.8	14.2
Total cash capital expenditures	$214.8	$171.8

(i) In the second quarter of 2012, KCSR paid $19.6 million to purchase 315 jumbo covered hoppers that were previously leased under an operating lease.
For 2012, internally generated cash flows are expected to fund cash capital expenditures which are currently estimated to be between $490.0 million and $515.0 million.

Other Matters
Approximately 80% of KCSR employees are covered by collective bargaining agreements. KCSR participates in industry-wide bargaining as a member of the National Carriers’ Conference Committee. Long-term settlement agreements were reached and ratified during 2011 and the first half of 2012 covering all of the participating unions, effectively bringing the current bargaining round to a close. These agreements will be in effect through December 2015.
KCSM Servicios union employees are covered by one labor agreement, which was signed on June 23, 1997, between KCSM and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (“Mexican Railroad Union”), for a term of 50 years, for the purpose of regulating the relationship between the parties. Approximately 80% of KCSM Servicios employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other benefits are subject to negotiation every two years. As a result of the labor agreement signed on April 19, 2012, compensation terms for the period from July 1, 2012 through June 30, 2013, were finalized. Additionally, this labor agreement enabled KCS to complete the organizational restructuring whereby all employees of KCSM became employees of KCSM Servicios. KCSM Servicios provides employee services to KCSM, and KCSM pays KCSM Servicios market-based rates for these services. The union labor negotiation with the Mexican Railroad Union has not historically resulted in any strike, boycott or other disruption in KCSM's business operations.

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

(b) Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
For information related to the Company’s settlements and other legal proceedings, see Note 9, Commitments and Contingencies under Part I, Item 1 of this quarterly report on Form 10-Q.

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

101
The following unaudited financial information from Kansas City Southern’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iii) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (v) the Notes to Consolidated Financial Statements.

Exhibit No.	Description of Exhibits Incorporated by Reference
3.1
Amended and Restated Certificate of Incorporation of Kansas City Southern, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on May 7, 2012 (File No. 1-4717), is incorporated herein by reference as Exhibit 3.1.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on July 17, 2012.

Kansas City Southern

/s/ MICHAEL W. UPCHURCH
Michael W. Upchurch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ MARY K. STADLER
Mary K. Stadler
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)