Form 10-Q
period 2012-09-30
KANSAS CITY SOUTHERN
filed 2012-10-19
CIK 54480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	October 12, 2012
Common Stock, $0.01 per share par value	110,044,355 Shares

Kansas City Southern
Form 10-Q
September 30, 2012

Kansas City Southern
Form 10-Q
September 30, 2012
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Introductory Comments
The unaudited Consolidated Financial Statements included herein have been prepared by Kansas City Southern pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As used herein, “KCS” or the “Company” may refer to Kansas City Southern or, as the context requires, to one or more subsidiaries of Kansas City Southern. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the consolidated financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Results for the three and nine months ended September 30, 2012, are not necessarily indicative of the results expected for the full year ending December 31, 2012.

Kansas City Southern
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In millions, except share and per share amounts) (Unaudited)
Revenues	$577.4	$544.5	$1,670.2	$1,568.0
Operating expenses:
Compensation and benefits	108.4	109.3	323.5	314.1
Purchased services	54.6	50.6	169.3	153.5
Fuel	89.5	86.5	264.7	258.0
Equipment costs	41.9	41.4	119.7	125.5
Depreciation and amortization	49.8	47.9	146.9	139.1
Materials and other	52.5	52.6	146.8	142.2
Elimination of deferred statutory profit sharing liability, net	—	—	(43.0)	—
Gain on insurance recoveries related to hurricane damage	—	(25.6)	—	(25.6)
Total operating expenses	396.7	362.7	1,127.9	1,106.8
Operating income	180.7	181.8	542.3	461.2
Equity in net earnings of unconsolidated affiliates	4.4	4.7	15.1	13.6
Interest expense	(24.1)	(32.2)	(76.6)	(97.7)
Debt retirement costs	—	(3.9)	(18.0)	(14.2)
Foreign exchange gain (loss)	3.7	(7.2)	4.1	(6.9)
Other income (expense), net	(0.1)	0.6	(0.8)	2.3
Income before income taxes	164.6	143.8	466.1	358.3
Income tax expense	73.9	43.7	179.2	122.4
Net income	90.7	100.1	286.9	235.9
Less: Net income attributable to noncontrolling interest	0.6	0.3	1.4	1.3
Net income attributable to Kansas City Southern and subsidiaries	90.1	99.8	285.5	234.6
Preferred stock dividends	0.1	—	0.2	1.5
Net income available to common stockholders	$90.0	$99.8	$285.3	$233.1

Earnings per share:
Basic earnings per share	$0.82	$0.91	$2.60	$2.16
Diluted earnings per share	$0.82	$0.91	$2.59	$2.13

Average shares outstanding (in thousands):
Basic	109,739	109,515	109,684	107,752
Potentially dilutive common shares	388	347	377	2,052
Diluted	110,127	109,862	110,061	109,804

Cash dividends declared per common share	$0.195	$—	$0.585	$—
See accompanying notes to consolidated financial statements.

Kansas City Southern
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In millions) (Unaudited)
Net income	$90.7	$100.1	$286.9	$235.9
Other comprehensive income (loss):
Unrealized loss on cash flow hedges arising during the period, net of tax of $(0.2) million and $(0.6) million	(0.4)	—	(1.0)	—
Reclassification adjustment from cash flow hedges included in net income, net of tax of $0.1 million, $0.2 million and $0.2 million	0.1	—	0.3	0.2
Amortization of prior service credit, net of tax of $(0.1) million	—	—	(0.1)	(0.1)
Foreign currency translation adjustments, net of tax of $0.3 million, $(0.5) million, $0.3 million and $(0.4) million	0.5	(1.0)	0.7	(0.6)
Other comprehensive income (loss)	0.2	(1.0)	(0.1)	(0.5)
Comprehensive income	90.9	99.1	286.8	235.4
Less: Comprehensive income attributable to noncontrolling interest	0.6	0.3	1.4	1.3
Comprehensive income attributable to Kansas City Southern and subsidiaries	$90.3	$98.8	$285.4	$234.1
See accompanying notes to consolidated financial statements.

Kansas City Southern
Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(In millions, except share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$187.0	$72.4
Accounts receivable, net	200.8	166.0
Materials and supplies	123.6	109.6
Deferred income taxes	135.7	225.0
Other current assets	35.3	69.5
Total current assets	682.4	642.5
Investments	59.7	50.4
Restricted funds	7.7	21.7
Property and equipment (including concession assets), net	5,551.6	5,349.5
Other assets	122.8	108.9
Total assets	$6,424.2	$6,173.0
LIABILITIES AND EQUITY
Current liabilities:
Debt due within one year	$51.8	$36.3
Accounts payable and accrued liabilities	436.3	401.1
Total current liabilities	488.1	437.4
Long-term debt	1,557.0	1,602.8
Deferred income taxes	892.0	861.4
Other noncurrent liabilities and deferred credits	173.9	212.7
Total liabilities	3,111.0	3,114.3
Commitments and contingencies	—	—
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding	6.1	6.1
$.01 par, common stock, 400,000,000 shares authorized; 123,352,185 shares issued; 110,044,355 and 109,910,857 shares outstanding at September 30, 2012 and December 31, 2011, respectively	1.1	1.1
Paid-in capital	916.5	884.2
Retained earnings	2,096.2	1,875.3
Accumulated other comprehensive loss	(2.3)	(2.2)
Total stockholders’ equity	3,017.6	2,764.5
Noncontrolling interest	295.6	294.2
Total equity	3,313.2	3,058.7
Total liabilities and equity	$6,424.2	$6,173.0
See accompanying notes to consolidated financial statements.

Kansas City Southern
Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2012	2011
	(In millions) (Unaudited)
Operating activities:
Net income	$286.9	$235.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	146.9	139.1
Deferred income taxes	142.3	120.2
Equity in net earnings of unconsolidated affiliates	(15.1)	(13.6)
Share-based compensation	8.3	6.4
Excess tax benefit from share-based compensation	(22.2)	—
Deferred compensation	7.3	15.9
Elimination of deferred statutory profit sharing liability	(47.8)	—
Distributions from unconsolidated affiliates	7.3	9.1
Gain on insurance recoveries related to hurricane damage	—	(25.6)
Cash payments related to hurricane damage	—	(1.9)
Insurance proceeds related to hurricane damage	—	36.6
Debt retirement costs	18.0	14.2
Changes in working capital items:
Accounts receivable	(38.9)	(26.9)
Materials and supplies	(10.0)	(11.8)
Other current assets	3.0	(0.1)
Accounts payable and accrued liabilities	49.6	14.9
Other, net	(19.6)	(47.3)
Net cash provided by operating activities	516.0	465.1

Investing activities:
Capital expenditures	(319.2)	(284.0)
Property investments in MSLLC	(31.4)	(29.0)
Insurance proceeds related to hurricane damage	—	12.4
Proceeds from disposal of property	12.2	6.8
Other, net	10.2	1.6
Net cash used for investing activities	(328.2)	(292.2)

Financing activities:
Proceeds from issuance of long-term debt	329.7	500.0
Repayment of long-term debt	(363.8)	(521.9)
Debt costs	(19.3)	(18.2)
Proceeds from employee stock plans	1.1	1.8
Excess tax benefit from share-based compensation	22.2	—
Dividends paid	(43.1)	(2.9)
Net cash used for financing activities	(73.2)	(41.2)
Cash and cash equivalents:
Net increase during each period	114.6	131.7
At beginning of year	72.4	85.4
At end of period	$187.0	$217.1
See accompanying notes to consolidated financial statements.

Kansas City Southern
Notes to Consolidated Financial Statements

1. Accounting Policies, Interim Financial Statements and Basis of Presentation
In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the results for interim periods. All adjustments made were of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the three and nine months ended September 30, 2012, are not necessarily indicative of the results to be expected for the full year ending December 31, 2012. Certain prior year amounts have been reclassified to conform to the current year presentation.
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
The following table reconciles the basic earnings per share computation to the diluted earnings per share computation (in millions, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income available to common stockholders for purposes of computing basic earnings per share	$90.0	$99.8	$285.3	$233.1
Effect of dividends on conversion of convertible preferred stock	—	—	—	1.3
Net income available to common stockholders for purposes of computing diluted earnings per share	$90.0	$99.8	$285.3	$234.4
Weighted-average number of shares outstanding (in thousands):
Basic shares	109,739	109,515	109,684	107,752
Effect of dilution	388	347	377	2,052
Diluted shares	110,127	109,862	110,061	109,804
Earnings per share:
Basic earnings per share	$0.82	$0.91	$2.60	$2.16
Diluted earnings per share	$0.82	$0.91	$2.59	$2.13

Potentially dilutive shares excluded from the calculation (in thousands):
Stock options excluded as their inclusion would be anti-dilutive	—	121	81	97

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

4. Hurricane Alex
In the third quarter of 2011, the Company settled its insurance claim related to Hurricane Alex, which struck in 2010 and resulted in extensive damage to KCSM’s track and bridge infrastructures, caused multiple track-related incidents and significantly disrupted the Company’s rail service. As a result of this settlement, the Company recognized a gain on insurance recoveries of $25.6 million in the third quarter of 2011. This gain primarily represented the recovery of lost profits and the replacement value of property in excess of its carrying value, net of the self-insured retentions.

5. Property and Equipment (including Concession Assets)
Property and equipment, including concession assets, and related accumulated depreciation and amortization are summarized below (in millions):

	September 30, 2012	December 31, 2011
Land	$208.1	$207.4
Concession land rights	141.2	141.2
Road property	5,461.0	5,326.0
Equipment	861.1	833.7
Technology and other	125.5	123.3
Construction in progress	251.6	153.1
Total property	7,048.5	6,784.7
Accumulated depreciation and amortization	1,496.9	1,435.2
Property and equipment (including concession assets), net	$5,551.6	$5,349.5
Concession assets, net of accumulated amortization of $387.0 million and $347.1 million, totaled $1,893.3 million and $1,855.1 million at September 30, 2012 and December 31, 2011, respectively.

6. Fair Value Measurements
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

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

The Company’s derivative financial instruments are measured at fair value on a recurring basis and consisted of interest rate swap liabilities of $1.1 million as of September 30, 2012, which are classified as Level 2. The Company determines the fair value of its derivative financial instrument positions based upon pricing models using inputs observed from actively quoted markets. Pricing models take into consideration the contract terms as well as other inputs, including forward interest rate curves.
The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of the short-term financial instruments approximates their fair value.
The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $1,723.7 million and $1,741.3 million at September 30, 2012 and December 31, 2011, respectively. The carrying value was $1,608.8 million and $1,639.1 million at September 30, 2012 and December 31, 2011, respectively. If the Company’s debt was measured at fair value, the individual debt instruments would have been classified as either Level 1 or Level 2 in the fair value hierarchy.

7. Derivative Instruments
In general, the Company enters into derivative transactions in limited situations based on management’s assessment of current market conditions and perceived risks. However, management intends to respond to evolving business and market conditions and in doing so, may enter into such transactions more frequently as deemed appropriate.
Credit Risk. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages this risk by limiting its counterparties to large financial institutions which meet the Company’s credit rating standards and have an established banking relationship with the Company. As of September 30, 2012, the Company did not expect any losses as a result of default of its counterparties.
Interest Rate Swaps. On March 5, 2012, The Kansas City Southern Railway Company (“KCSR”), a wholly-owned subsidiary of KCS, entered into four amortizing interest rate swaps with an aggregate notional amount of $320.0 million, which have been designated as cash flow hedges. The interest rate swaps effectively convert interest payments on a portion of outstanding term loans of KCSR from variable rates to fixed rates. The swaps are highly effective and as a result there will be minimal earnings impact associated with ineffectiveness of these hedges. As of September 30, 2012, the hedging instruments have an aggregate notional amount of $308.5 million at a fixed rate of 0.4942%. Settlements are indexed to the one-month London Interbank Offered Rate (“LIBOR”) and will occur monthly through March 31, 2014.
The following table presents the fair value of derivative instruments included in the consolidated balance sheet (in millions):

	Liability Derivatives
	Balance Sheet Location	September 30, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Interest rate swaps	Other noncurrent liabilities & deferred credits	$1.1	$—
Total derivatives designated as hedging instruments		1.1	—
Total derivatives		$1.1	$—

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

The following table presents the amounts affecting the consolidated statements of income for the three months ended September 30 (in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2012	2011		2012	2011		2012	2011
Interest rate swaps	$(0.6)	$—	Interest expense	$(0.2)	$—	Interest expense	$—	$—
Total	$(0.6)	$—		$(0.2)	$—		$—	$—
The following table presents the amounts affecting the consolidated statements of income for the nine months ended September 30 (in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2012	2011		2012	2011		2012	2011
Interest rate swaps	$(1.6)	$—	Interest expense	$(0.5)	$(0.4)	Interest expense	$—	$—
Total	$(1.6)	$—		$(0.5)	$(0.4)		$—	$—
As of September 30, 2012, the Company expects that approximately $0.9 million of net losses will be reclassified from accumulated other comprehensive loss into interest expense over the next 12 months.

8. Long-Term Debt
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

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

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

9. Equity
The following tables summarize the changes in equity (in millions):

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity
Beginning balance	$2,937.4	$295.0	$3,232.4	$2,567.8	$285.6	$2,853.4
Net income	90.1	0.6	90.7	99.8	0.3	100.1
Other comprehensive income (loss)	0.2	—	0.2	(1.0)	—	(1.0)
Dividends on common stock	(21.5)	—	(21.5)	—	—	—
Dividends on $25 par preferred stock	(0.1)	—	(0.1)	—	—	—
Options exercised and stock subscribed, net of shares withheld for employee taxes	0.8	—	0.8	1.3	—	1.3
Tax benefit from share-based compensation	8.1	—	8.1	—	—	—
Share-based compensation	2.6	—	2.6	1.1	—	1.1
Ending balance	$3,017.6	$295.6	$3,313.2	$2,669.0	$285.9	$2,954.9

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity
Beginning balance	$2,764.5	$294.2	$3,058.7	$2,431.1	$282.6	$2,713.7
Net income	285.5	1.4	286.9	234.6	1.3	235.9
Other comprehensive loss	(0.1)	—	(0.1)	(0.5)	—	(0.5)
Contribution from noncontrolling interest	—	—	—	—	2.0	2.0
Conversion of series D cumulative convertible preferred stock	—	—	—	(0.2)	—	(0.2)
Common stock issued for conversion of series D cumulative convertible preferred stock	—	—	—	0.2	—	0.2
Dividends on common stock	(64.4)	—	(64.4)	—	—	—
Dividends on $25 par preferred stock	(0.2)	—	(0.2)	(0.2)	—	(0.2)
Dividends on series D cumulative preferred stock	—	—	—	(2.7)	—	(2.7)
Options exercised and stock subscribed, net of shares withheld for employee taxes	1.8	—	1.8	0.3	—	0.3
Tax benefit from share-based compensation	22.2	—	22.2	—	—	—
Share-based compensation	8.3	—	8.3	6.4	—	6.4
Ending balance	$3,017.6	$295.6	$3,313.2	$2,669.0	$285.9	$2,954.9
Common Stock Dividend
On August 7, 2012, the Company’s Board of Directors declared a cash dividend of $0.195 per share payable on October 3, 2012, to common stockholders of record as of September 10, 2012. The aggregate amount of the dividend declared was $21.5 million.

10. Commitments and Contingencies
Concession Duty. Under KCSM’s 50-year railroad concession from the Mexican government (the “Concession”), KCSM paid concession duty expense of 0.5% of gross revenues for the first 15 years of the Concession period and, on June 24, 2012, KCSM began paying 1.25% of gross revenues, which is effective for the remaining years of the Concession. For the three and nine months ended September 30, 2012, the concession duty expense, which is recorded within materials and other in operating expenses, was $3.5 million and $6.2 million, respectively, compared to $1.3 million and $3.7 million for the same periods in 2011.
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
Personal Injury. The Company’s personal injury liability is based on semi-annual actuarial studies performed on an undiscounted basis by an independent third party actuarial firm and reviewed by management. This liability is based on personal injury claims filed and an estimate of claims incurred but not yet reported. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Adjustments to the liability are reflected within operating expenses in the period in which changes to estimates are known. Personal injury claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The personal injury liability as of September 30, 2012, is based on an updated actuarial study of personal injury claims through May 31, 2012, and review of the last four months’ experience. For the nine months ended September 30, 2012 and 2011, the Company recorded a $7.0 million and $12.2 million reduction in personal injury liability due to changes in estimates as a result of the Company’s continuing favorable claims development and settlement experience.
The personal injury liability activity was as follows (in millions):

	Nine Months Ended September 30,
	2012	2011
Balance at beginning of year	$40.1	$62.2
Accruals	7.5	8.1
Change in estimate	(7.0)	(12.2)
Payments	(5.6)	(12.1)
Balance at end of period	$35.0	$46.0
Certain Disputes with Ferromex. KCSM and Ferrocarril Mexicano, S.A. de C.V. (“Ferromex”) use certain trackage rights, haulage rights and interline services (the “Services”) provided by each other. The rates to be charged after January 1, 2009, were agreed to pursuant to the Trackage Rights Agreement, dated February 9, 2010 (the “Trackage Rights Agreement”), between KCSM and Ferromex. The rates payable for these Services for the period beginning in 1998 through December 31, 2008, are still not resolved. KCSM is currently involved in discussions with Ferromex regarding the amounts payable to each other for the Services for this period. If KCSM cannot reach an agreement with Ferromex for rates applicable for Services prior to January 1, 2009, which are not subject to the Trackage Rights Agreement, the Mexican Secretaría de Comunicaciones y Transportes (“Secretary of Communications and Transportation” or “SCT”) is entitled to set the rates in accordance with Mexican law and regulations. KCSM and Ferromex both initiated administrative proceedings seeking a determination by the SCT of the rates that KCSM and Ferromex should pay each other in connection with the Services. The SCT issued rulings in 2002 and 2008 setting the rates for the Services, and both KCSM and Ferromex challenged these rulings. Although KCSM and Ferromex have challenged these matters based on different grounds and these cases continue to evolve, management believes the amounts recorded related to these matters are adequate.
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

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

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
Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness or further weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and operating results. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate at September 30, 2012.
Income Tax. Tax returns filed in the U.S. from 2009 through the current year and in Mexico for 2005 and from 2007 through the current year remain open to examination by the taxing authorities. The 2006 Mexico tax return is closed to examination except for certain depreciation adjustments included on an amended return. In March 2012, the 2004 Mexico tax return audit was completed without adjustment. The 2005 Mexico tax return is currently under examination. The Company believes that an adequate provision has been made for any adjustment (tax and interest) that may be due for all open years. However, an unexpected adverse resolution could have a material effect on the consolidated financial statements in a particular quarter or fiscal year.
Panama Canal Railway Company (“PCRC”) Guarantees and Indemnities. The Company has issued three irrevocable standby letters of credit totaling approximately $0.5 million to fulfill the Company’s fifty percent guarantee of PCRC’s equipment loans. The Company agreed to fund fifty percent of any debt service reserve or liquidity reserve shortfall by PCRC, reserves which were established by PCRC in connection with the issuance of the 7.0% Senior Secured Notes due November 1, 2026 (the “Notes”). At September 30, 2012, the Company had issued and outstanding $3.8 million under a standby letter of credit to fulfill its obligation to fund fifty percent of these reserves. Additionally, KCS has pledged its shares of PCRC as security for the Notes.

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

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

The following tables provide information by geographic area (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2012	2011	2012	2011
U.S.	$311.2	$301.2	$910.5	$859.8
Mexico	266.2	243.3	759.7	708.2
Total revenues	$577.4	$544.5	$1,670.2	$1,568.0

Property and equipment (including concession assets), net			September 30, 2012	December 31, 2011
U.S.			$3,064.2	$2,902.9
Mexico			2,487.4	2,446.6
Total property and equipment (including concession assets), net			$5,551.6	$5,349.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Third Quarter Analysis
The Company reported quarterly earnings of $0.82 per diluted share on consolidated net income of $90.1 million for the three months ended September 30, 2012, compared to quarterly earnings of $0.91 per diluted share on consolidated net income of $99.8 million for the same period in 2011. The 2011 diluted earnings per share include $0.15 per diluted share from a gain on insurance recoveries related to the settlement of the insurance claim for lost profits, property damage and related incremental expenses from Hurricane Alex.

The Company reported a 6% increase in revenues during the three months ended September 30, 2012, as compared to the same period in 2011, driven primarily by positive pricing impacts, a 7% increase in carloads/unit volumes and increased fuel surcharge, partially offset by the effect of fluctuations in the value of the Mexican peso against the U.S. dollar for revenues denominated in Mexican pesos and commodity mix.
Operating expenses increased 9% during the three months ended September 30, 2012, as compared to the same period in 2011, primarily due to the $25.6 million gain on insurance recoveries as a result of the settlement of the Hurricane Alex insurance claim recognized in the third quarter of 2011. In addition, operating expenses increased due to higher carload/unit volumes. These increases were partially offset by the effect of fluctuations in the value of the Mexican peso against the U.S. dollar for operating expenses denominated in Mexican pesos. Operating expenses as a percentage of revenues increased to 68.7% for the three months ended September 30, 2012, as compared to 66.6% for the same period in 2011. The third quarter 2011 operating expenses as a percentage of revenues would have been 470 basis points higher if the gain on insurance recoveries had been excluded from the financial results.
KCSM’s revenues and operating expenses are affected by fluctuations in the value of the Mexican peso against the U.S. dollar. Based on the volume of revenue and expense transactions denominated in Mexican pesos, revenue and expense fluctuations generally offset, with insignificant net impacts to operating income.
On August 7, 2012, the Company’s Board of Directors declared a cash dividend of $0.195 per share payable on October 3, 2012, to common stockholders of record as of September 10, 2012. The aggregate amount of the dividend declared was $21.5 million.

Results of Operations
The following summarizes KCS’s consolidated income statement components (in millions):

	Three Months Ended		Change Dollars
	September 30,
	2012	2011
Revenues	$577.4	$544.5	$32.9
Operating expenses	396.7	362.7	34.0
Operating income	180.7	181.8	(1.1)
Equity in net earnings of unconsolidated affiliates	4.4	4.7	(0.3)
Interest expense	(24.1)	(32.2)	8.1
Debt retirement costs	—	(3.9)	3.9
Foreign exchange gain (loss)	3.7	(7.2)	10.9
Other income (expense), net	(0.1)	0.6	(0.7)
Income before income taxes	164.6	143.8	20.8
Income tax expense	73.9	43.7	30.2
Net income	90.7	100.1	(9.4)
Less: Net income attributable to noncontrolling interest	0.6	0.3	0.3
Net income attributable to Kansas City Southern and subsidiaries	$90.1	$99.8	$(9.7)

	Nine Months Ended		Change Dollars
	September 30,
	2012	2011
Revenues	$1,670.2	$1,568.0	$102.2
Operating expenses	1,127.9	1,106.8	21.1
Operating income	542.3	461.2	81.1
Equity in net earnings of unconsolidated affiliates	15.1	13.6	1.5
Interest expense	(76.6)	(97.7)	21.1
Debt retirement costs	(18.0)	(14.2)	(3.8)
Foreign exchange gain (loss)	4.1	(6.9)	11.0
Other income (expense), net	(0.8)	2.3	(3.1)
Income before income taxes	466.1	358.3	107.8
Income tax expense	179.2	122.4	56.8
Net income	286.9	235.9	51.0
Less: Net income attributable to noncontrolling interest	1.4	1.3	0.1
Net income attributable to Kansas City Southern and subsidiaries	$285.5	$234.6	$50.9

Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months Ended			Three Months Ended			Three Months Ended
	September 30,			September 30,			September 30,
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
Chemical and petroleum	$106.4	$102.6	4%	62.8	64.5	(3%)	$1,694	$1,591	6%
Industrial and consumer products	138.0	136.8	1%	85.5	86.8	(1%)	1,614	1,576	2%
Agriculture and minerals	90.7	100.8	(10%)	50.2	57.2	(12%)	1,807	1,762	3%
Total general commodities	335.1	340.2	(1%)	198.5	208.5	(5%)	1,688	1,632	3%
Energy (i)	89.3	82.8	8%	82.5	80.1	3%	1,082	1,034	5%
Intermodal	82.0	65.7	25%	243.3	208.0	17%	337	316	7%
Automotive	48.2	36.7	31%	28.1	21.4	31%	1,715	1,715	—
Carload revenues, carloads and units	554.6	525.4	6%	552.4	518.0	7%	$1,004	$1,014	(1%)
Other revenue	22.8	19.1	19%
Total revenues (ii)	$577.4	$544.5	6%

(ii) Included in revenues:
Fuel surcharge	$72.1	$67.9

(i) Effective January 1, 2012, the Company established the Energy commodity group, which includes the previous Coal commodity group and certain amounts previously included within the Agriculture and minerals and Chemicals and petroleum commodity groups. Prior period amounts have been reclassified to conform to the current year presentation.

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Nine Months Ended			Nine Months Ended			Nine Months Ended
	September 30,			September 30,			September 30,
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
Chemical and petroleum	$306.3	$304.7	1%	185.2	193.4	(4%)	$1,654	$1,575	5%
Industrial and consumer products	413.8	380.3	9%	254.2	249.5	2%	1,628	1,524	7%
Agriculture and minerals	308.6	312.6	(1%)	168.1	179.7	(6%)	1,836	1,740	6%
Total general commodities	1,028.7	997.6	3%	607.5	622.6	(2%)	1,693	1,602	6%
Energy (i)	228.2	231.9	(2%)	218.3	228.8	(5%)	1,045	1,014	3%
Intermodal	226.5	181.9	25%	679.4	578.5	17%	333	314	6%
Automotive	125.3	102.2	23%	75.2	62.0	21%	1,666	1,648	1%
Carload revenues, carloads and units	1,608.7	1,513.6	6%	1,580.4	1,491.9	6%	$1,018	$1,015	—
Other revenue	61.5	54.4	13%
Total revenues (ii)	$1,670.2	$1,568.0	7%

(ii) Included in revenues:
Fuel surcharge	$208.5	$180.6

(i) Effective January 1, 2012, the Company established the Energy commodity group, which includes the previous Coal commodity group and certain amounts previously included within the Agriculture and minerals and Chemicals and petroleum commodity groups. Prior period amounts have been reclassified to conform to the current year presentation.

Freight revenues include both revenue for transportation services and fuel surcharges. For the three and nine months ended September 30, 2012, revenues increased $32.9 million and $102.2 million compared to the same periods in 2011, primarily due to positive pricing impacts, increased carloads/unit volumes and fuel surcharge, partially offset by the effect of fluctuations in the value of the Mexican peso against the U.S. dollar for revenues denominated in Mexican pesos. Revenue per carload/unit decreased by 1%

for the three months ended September 30, 2012 and was flat for the nine months ended September 30, 2012, compared to the same periods in 2011, reflecting commodity mix.
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
The following discussion provides an analysis of revenues by commodity group:

Revenues by commodity group for the three months ended
September 30, 2012
Chemical and petroleum. Revenues increased $3.8 million and $1.6 million for the three and nine months ended September 30, 2012, compared to the same periods in 2011, primarily due to increases in pricing and fuel surcharge, partially offset by decreases in volume and fluctuations in the value of the Mexican peso against the U.S. dollar. Revenues increased for the three and nine months ended September 30, 2012, due to positive pricing impacts for plastics and chemicals used to manufacture glass and paint. For the nine months ended September 30, 2012, petroleum volumes decreased compared to the same period in 2011, primarily due to a customer’s lost business; however, the recovery of some of this business in the third quarter of 2012 mitigated this decline.

Industrial and consumer products. Revenues increased $1.2 million for the three months ended September 30, 2012, compared to the same period in 2011, primarily due to an increase in pricing, partially offset by a decrease in volume. Revenues increased $33.5 million for the nine months ended September 30, 2012, compared to the same periods in 2011, primarily due to an increase in pricing, fuel surcharge and volume, partially offset by a decrease in fluctuations in the value of the Mexican peso against the U.S dollar. Metals and scrap grew in the first half of 2012 primarily due to increases in pricing and high demand for slab and steel coil driven by strength in the automotive and oil and gas industries; however, in the third quarter of 2012, the metals market experienced a decline in end-market pricing, causing customers to delay purchases until the market stabilizes.  In addition, competition from foreign manufacturers has also reduced demand for North American steel products. Paper product revenue increased primarily due to improved pricing. Growth slowed in the third quarter with some production slowdowns and loss of traffic.

Revenues by commodity group for the three months ended
September 30, 2012
Agriculture and minerals. Revenues decreased $10.1 million and $4.0 million for the three and nine months ended September 30, 2012, compared to the same periods in 2011, primarily due to decreases in volume and fluctuations in the value of the Mexican peso against the U.S. dollar, partially offset by increases in pricing and fuel surcharge. Food products volumes decreased due to lost cross border corn syrup business and lower dried distillers grain volume. Cross border grain shipments increased during the first quarter of 2012, as 2011 volumes were negatively impacted by a strong Mexico harvest; however, drought driven increases in the price of corn caused third quarter grain volumes to decrease as a higher percentage of Mexico grain purchases were imported via ports and local crops. Ores and minerals volumes decreased compared to the same periods in 2011, primarily due to a customer’s lost business.

Stone, Clay, & Glass 7%
Ores & Minerals 6%
Grain 49%
Food Products 38%

Energy. Revenues increased $6.5 million for the three months ended September 30, 2012, compared to the same period in 2011, primarily due to increases in pricing and volume. Revenue decreased $3.7 million for the nine months ended September 30, 2012, compared to the same period in 2011, primarily due to a decrease in volume, partially offset by an increase in pricing. In the first half of 2012, utility coal revenues declined due to a reduction in demand as a result of utility maintenance outages, historic low natural gas prices and a warmer than average winter. In the third quarter of 2012, the decline slowed as volumes increased due to hotter than average summer weather. Frac sand volumes increased as a result of new business and a strong demand due to higher crude oil prices.

Frac Sand
15%
Crude Oil
6%
Coal &
Petroleum
Coke
9%
Utility
Coal
70%

Intermodal. Revenues increased $16.3 million and $44.6 million for the three and nine months ended September 30, 2012, compared to the same periods in 2011, primarily due to increases in volume and pricing. The increase in volume was driven by strong cross border auto part business, conversion of truck traffic to rail and Trans-Pacific imports via the Port of Lazaro Cardenas.
Automotive. Revenues increased $11.5 million and $23.1 million for the three and nine months ended September 30, 2012, compared to the same periods in 2011, primarily due to increases in volume and pricing, partially offset by fluctuations in the value of the Mexican peso against the U.S. dollar. The increase was driven by strong year over year growth in North American automobile sales for Original Equipment Manufacturers, increased import/export volume through the Port of Lazaro Cardenas and increased length of haul through new cross border vehicle routings.

Operating Expenses
Operating expenses, as shown below (in millions), increased $34.0 million and $21.1 million for the three and nine months ended September 30, 2012, compared to the same periods in 2011, primarily due to the gain on insurance recoveries related to Hurricane Alex recognized in the third quarter of 2011 and higher carload/unit volumes. These increases were partially offset by the fluctuations in the value of the Mexican peso against the U.S. dollar for operating expenses denominated in Mexican pesos. In addition, the increases in operating expenses for the nine months ended September 30, 2012, compared to the same period in 2011, were partially offset by the elimination of the deferred Mexican statutory profit sharing liability as a result of the organizational restructuring in the second quarter of 2012.

	Three Months Ended
	September 30,		Change
	2012	2011	Dollars	Percent
Compensation and benefits	$108.4	$109.3	$(0.9)	(1%)
Purchased services	54.6	50.6	4.0	8%
Fuel	89.5	86.5	3.0	3%
Equipment costs	41.9	41.4	0.5	1%
Depreciation and amortization	49.8	47.9	1.9	4%
Materials and other	52.5	52.6	(0.1)	—
Gain on insurance recoveries related to hurricane damage	—	(25.6)	25.6	(100%)
Total operating expenses	$396.7	$362.7	$34.0	9%

	Nine Months Ended
	September 30,		Change
	2012	2011	Dollars	Percent
Compensation and benefits	$323.5	$314.1	$9.4	3%
Purchased services	169.3	153.5	15.8	10%
Fuel	264.7	258.0	6.7	3%
Equipment costs	119.7	125.5	(5.8)	(5%)
Depreciation and amortization	146.9	139.1	7.8	6%
Materials and other	146.8	142.2	4.6	3%
Elimination of deferred statutory profit sharing liability, net	(43.0)	—	(43.0)	100%
Gain on insurance recoveries related to hurricane damage	—	(25.6)	25.6	(100%)
Total operating expenses	$1,127.9	$1,106.8	$21.1	2%
Compensation and benefits. Compensation and benefits decreased $0.9 million for the three months ended September 30, 2012, compared to the same period in 2011, primarily due to reduced Mexican statutory profit sharing expense as a result of the organizational restructuring in the second quarter of 2012 and the fluctuations in the value of the Mexican peso against the U.S. dollar. These decreases were partially offset by increased incentive compensation expense, annual salary and benefit rate increases and increased carload/unit volumes. Compensation and benefits increased $9.4 million for the nine months ended September 30, 2012, compared to the same period in 2011, primarily due to increased incentive compensation expense, annual salary and benefit rate increases and increased carload/unit volumes. These increases were partially offset by reduced Mexican statutory profit sharing expense as a result of the organizational restructuring in the second quarter of 2012, and the fluctuations in the value of the Mexican peso against the U.S. dollar.
Purchased services. Purchased services expense increased $4.0 million and $15.8 million for the three and nine months ended September 30, 2012, compared to the same periods in 2011, due to higher joint facility income recognized in the third quarter of 2011 as a result of non-recurring usage of certain trackage rights, increases in volume-sensitive costs, primarily equipment maintenance expense and joint facility expenses, and higher track structure maintenance expense.
Fuel. Fuel expense increased $3.0 million and $6.7 million for the three and nine months ended September 30, 2012, compared to the same periods in 2011, primarily due to higher diesel fuel prices and higher consumption. These increases were partially offset by the fluctuations in the value of the Mexican peso against the U.S. dollar and improved fuel efficiency.
Equipment costs. Equipment costs increased $0.5 million for the three months ended September 30, 2012, compared to the same period in 2011, primarily due to an increase in the use of other railroads’ freight cars due to increased traffic volumes, partially offset by lower locomotive expense due to the acquisition of 75 locomotives during the third quarter of 2011, which were previously leased by the Company under an operating lease agreement. Equipment costs decreased $5.8 million for the nine months ended

September 30, 2012, compared to the same period in 2011, primarily due to lower locomotive lease expense, as described above. This decrease was partially offset by an increase in the use of other railroads’ freight cars due to increased traffic volumes.
Depreciation and amortization. Depreciation and amortization expense increased by $1.9 million and $7.8 million for the three and nine months ended September 30, 2012, compared to the same periods in 2011, primarily due to a larger asset base.
Materials and other. Materials and other expense decreased $0.1 million for the three months ended September 30, 2012, compared to the same period in 2011, primarily due to lower casualty expense. This decrease was partially offset by increases in concession duty expense and employee expenses. Materials and other expense increased $4.6 million for the nine months ended September 30, 2012, compared to the same period in 2011, primarily due to the recognition of a larger reduction in the personal injury liability during the nine months ended September 30, 2011, as compared to the same period in 2012, and increases in employee expenses, concession duty expense and property tax expense. These increases were partially offset by lower casualty expense. KCSM paid concession duty expense of 0.5% of gross revenues for the first 15 years of the Concession period, and on June 24, 2012, KCSM began paying 1.25% of gross revenues, which is effective for the remaining years of the Concession. The concession duty rate increase is expected to increase expense in the fourth quarter of 2012, as compared to 2011, by approximately $2.0 million.
Elimination of deferred statutory profit sharing liability, net. As a result of the organizational restructuring in the second quarter of 2012, KCSM’s obligation to pay Mexican statutory profit sharing terminated as of May 1, 2012, and accordingly, KCSM recognized a $43.0 million net reduction to operating expense. This reduction includes the elimination of $47.8 million of the deferred Mexican statutory profit sharing liability, net of $4.8 million of transaction costs.
Gain on insurance recoveries related to hurricane damage. In the third quarter of 2011, the Company settled its insurance claims related to Hurricane Alex and recognized a $25.6 million gain on insurance recoveries which primarily represented the recovery of lost profits and the replacement value of property in excess of its carrying value, net of the self-insured retentions.

Non-Operating Income and Expenses
Equity in net earnings of unconsolidated affiliates. Equity in net earnings from unconsolidated affiliates decreased $0.3 million for the three months ended September 30, 2012, compared to the same period in 2011, primarily due to lower equity in earnings from the operations of Ferrocarril y Terminal del Valle de México, S.A. de C.V., due to higher volume sensitive costs. For the nine months ended September 30, 2012, equity in net earnings from unconsolidated affiliates increased $1.5 million, compared to the same period in 2011, primarily due to an increase in equity in earnings from the operations of Panama Canal Railway Company resulting from an increase in container volumes during the first quarter of 2012.
Interest expense. Interest expense decreased by $8.1 million and $21.1 million for the three and nine months ended September 30, 2012, compared to the same periods in 2011, primarily due to lower average interest rates as a result of the Company’s refinancing activities.
Debt retirement costs. Debt retirement costs decreased $3.9 million and increased $3.8 million for the three and nine months ended September 30, 2012, compared to the same periods in 2011. On June 1, 2012, the Company redeemed the remaining $100.3 million principal amount of the outstanding 8.0% Senior Notes due June 1, 2015 (the “8.0% Senior Notes”), issued by KCSR, and recognized debt retirement costs of $5.1 million related to the call premium and the write-off of unamortized debt issuance costs. On February 24, 2012, KCSR purchased $174.7 million principal amount of the 8.0% Senior Notes, and recognized debt retirement costs of $12.9 million related to the tender premium and the write-off of unamortized debt issuance costs. On July 12, 2011, KCSR entered into an amended and restated credit agreement and wrote off $3.9 million in unamortized debt issuance costs related to the previous credit agreement. In the second quarter of 2011, KCSM purchased and redeemed the remaining $32.4 million principal amount and all of the outstanding $165.0 million aggregate principal amount of its 7 5/8% Senior Notes due December 1, 2013 and 7 3/8% Senior Notes due June 1, 2014, respectively. KCSM recognized debt retirement cost of $10.3 million related to the call and tender premiums and the write-off of unamortized debt issuance costs.
Foreign exchange. Fluctuations in the value of the Mexican peso against the U.S. dollar resulted in a foreign exchange gain of $3.7 million and $4.1 million for the three and nine months ended September 30, 2012, compared to a foreign exchange loss of $7.2 million and $6.9 million for the same periods in 2011.
Other income (expense), net. Other income (expense), net, decreased by $0.7 million and $3.1 million for the three and nine months ended September 30, 2012, compared to the same periods in 2011, primarily due to lower miscellaneous income.
Income tax expense. Income tax expense increased $30.2 million and $56.8 million for the three and nine months ended September 30, 2012, compared to the same periods in 2011, due to higher pre-tax income and increased effective tax rates due to foreign exchange rate fluctuations. The effective income tax rate was 44.9% and 38.4% for the three and nine months ended September 30, 2012, compared to 30.4% and 34.2% for the same periods in 2011. For the nine months ended September 30, 2012, as compared to the same period in 2011, the increase in the effective income tax rate was partially offset by the reduction of a deferred tax asset valuation allowance in the second quarter of 2012 related to state net operating losses.

Liquidity and Capital Resources
Overview
In recent years, KCS has improved its financial strength and flexibility by decreasing leverage, extending debt maturities, increasing liquidity and reducing interest expense and preferred stock dividends. Though KCS’s cash flows from operations are sufficient to fund operations, capital expenditures, debt service and dividends, the Company may, from time to time, use external sources of cash (principally bank debt, public and private debt, and leases) to refinance existing indebtedness and to fund new investments and equipment additions. On September 30, 2012, total available liquidity (the unrestricted cash balance plus revolving credit facility availability) was $587.0 million. As of September 30, 2012, the total cash and cash equivalents held outside of the U.S. in foreign subsidiaries was $72.4 million. This cash is available to fund company operations without incurring additional income taxes.
The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to debt and equity capital markets, and other available financing resources will be sufficient to fund anticipated operating, capital, debt service and other commitments in the foreseeable future.
Beginning in the first quarter of 2012, the Company’s Board of Directors has declared quarterly cash dividends of $0.195 per share on its common stock. Subject to the discretion of the Board of Directors, capital availability and a determination that cash dividends continue to be in the best interest of its stockholders, the Company intends to pay a quarterly dividend on an ongoing basis.
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
Interest Rate Swaps. On March 5, 2012, KCSR entered into four amortizing interest rate swaps with an aggregate notional amount of $320.0 million, which have been designated as cash flow hedges. The interest rate swaps effectively convert interest payments on a portion of KCSR’s outstanding term loans from variable rates to fixed rates. As of September 30, 2012, the hedging instruments have an aggregate notional amount of $308.5 million at a fixed rate of 0.4942%. Settlements are indexed to one-month LIBOR and will occur monthly through March 31, 2014. The counterparties to the swaps are participants in KCSR’s credit facility and meet the Company’s credit rating standards.
KCS’s primary sources of liquidity are cash flows generated from operations, borrowings under its revolving credit facilities and access to debt and equity capital markets. Although KCS has had adequate access to the capital markets, the financial terms under which funding has been obtained contain restrictive covenants which limit or preclude certain actions, including the ability to incur additional debt for any purpose other than refinancing existing debt, create or suffer to exist additional liens, make prepayments of particular debt, pay dividends on common stock, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale leaseback transactions. Though these covenants may restrict or prohibit certain activities, the covenants contain a number of qualifications, thresholds and exceptions that provide the Company with what management believes is an appropriate degree of flexibility to conduct its operations. The Company was in compliance with all of its debt covenants as of September 30, 2012.
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
Three credit rating agencies provide their views of the company’s outlook and ratings. In the third quarter of 2012, Fitch Ratings (“Fitch”) initiated coverage of KCS and KCSR and assigned an investment grade rating to the KCSR Credit Agreement.  Fitch also assigned an investment grade Issuer Default Rating (“IDR”) to KCS and KCSR.  In addition, Fitch upgraded KCSM’s IDR and senior unsecured debt rating to investment grade during the third quarter. Standard & Poor’s Rating Services (“S&P”) and Moody’s Investors Service (“Moody’s”) each rate the KCSR Credit Agreement as investment grade. Both agencies rate the remaining debt, preferred stock and corporate credit of KCS, KCSR and KCSM as non-investment grade. These ratings and outlooks change from time to time and can be found on the websites of S&P, Moody’s and Fitch.

Cash Flow Information
Summary cash flow data follows (in millions):

	Nine Months Ended
	September 30,
	2012	2011
Cash flows provided by (used for):
Operating activities	$516.0	$465.1
Investing activities	(328.2)	(292.2)
Financing activities	(73.2)	(41.2)
Net increase in cash and cash equivalents	114.6	131.7
Cash and cash equivalents beginning of year	72.4	85.4
Cash and cash equivalents end of period	$187.0	$217.1
Cash flows from operating activities increased $50.9 million for the nine month period ended September 30, 2012, compared to the same period in 2011, primarily as a result of increased net income and the changes in working capital items, resulting mainly from the timing of certain payments and receipts. These increases were partially offset by insurance proceeds of $36.6 million related to hurricane damage received during 2011. Net cash used for investing activities increased $36.0 million primarily due to an increase in capital expenditures and insurance proceeds of $12.4 million related to hurricane damage received during 2011. Additional information regarding capital expenditures is provided below. Net cash used for financing activities increased $32.0 million primarily due to the payment of common stock dividends.

Capital Expenditures
KCS’s cash flows from operations are sufficient to fund capital expenditures; however, the Company may, from time to time, use external sources of cash (principally bank debt, public debt and private debt) to fund capital expenditures.
The following table summarizes capital expenditures by type (in millions):

	Nine Months Ended
	September 30,
	2012	2011
Roadway capital program	$210.8	$189.4
Locomotive acquisitions	—	103.8
Equipment (i)	37.7	10.6
Capacity	25.3	12.5
Information technology	4.7	6.7
Other	18.4	34.8
Total capital expenditures (accrual basis)	296.9	357.8
Locomotives financed under operating lease buyout	—	(91.0)
Change in capital accruals	22.3	17.2
Total cash capital expenditures	$319.2	$284.0

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
KCSM Servicios union employees are covered by one labor agreement, which was signed on June 23, 1997, between KCSM and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (“Mexican Railroad Union”), for a term of 50 years, for the purpose of regulating the relationship between the parties. Approximately 80% of KCSM Servicios employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other benefits are subject to negotiation every two years. As a result of the labor agreement signed on April 19, 2012, compensation terms for the period from July 1, 2012 through June 30, 2013, were finalized. Additionally, this labor agreement enabled KCS to complete the organizational restructuring whereby all employees of KCSM became employees of KCSM Servicios. KCSM Servicios provides employee services to KCSM, and KCSM pays KCSM Servicios market-based rates for these services. The union labor negotiation with the Mexican Railroad Union has not historically resulted in any strike, boycott or other disruption in KCSM’s business operations.

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
(b) Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
At a meeting held on August 7, 2012, the Board of Directors of the Company approved an amendment and restatement to the Company’s Bylaws, which included changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors, including the following:
(i)Explicitly providing that the advance notice provisions contained in Section 3 of the Company’s Bylaws are the exclusive means for a stockholder to make nominations or submit other business (other than matters properly brought under Rule 14a-8 under the Securities Exchange Act of 1934, as amended) before an annual meeting of the stockholders and disallows a stockholder to bring business if it takes action contrary to the notice to the Company or if the notice includes an untrue statement of a material fact or omits a material fact. (Article II, Section 3(a) and Article II, Section 3(b)).
(ii)Providing that any stockholder of record may bring business before an annual meeting or nominate a director for the annual or special meeting in accordance with the advance notice provisions set forth in the Bylaws, rather than only those stockholders owning one percent (1%). (Article II, Section 3(a)(3)(A); Article II, Section 3(b)(2)(A); and Article II, Section 10).
(iii)Moving the window for notification of stockholder nomination of directors and proposals for matters other than director nominations (other than proposals submitted for inclusion in the proxy statement) to not earlier than 90 days and no later than 60 days prior to the anniversary date of the prior year’s annual stockholder meeting, rather than 150 days to 90 days for director nominations and 90 to 45 days for other proposals. (Article II, Section 3(a)(i) and Article II, Section 3(b)(i)).
(iv)Moving the window for notification of stockholder director nominees and proposals when the annual meeting date advances more than 30 days prior to or is delayed 60 days after the one-year anniversary of the previous annual meeting to not earlier than 90 days prior and no later than 60 days before the annual meeting or the 10th day following Public Announcements, to conform to the notice period described in (iii) above. The timing for notice for director nomination(s) at a special stockholder meeting was moved to conform with these times also. (Article II, Section 3(a)(i); Article II, Section 3(b)(i); and Article II, Section 10). “Public Announcement” shall mean disclosure in a press release reported by the Dow Jones News Service, Associated Press or a comparable national news service or in a document publicly filed by the Company with the Securities and Exchange Commission pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934, as amended.
(v)Adding a definition of a Stockholder Associated Person to include a beneficial owner and any person controlling, directly or indirectly, or acting in concert, with such stockholder who has proposed business for the annual meeting or has nominated a director for an annual or special meeting. (Article II, Section 3(a)(ii)).
(vi)Expanding the required disclosure regarding the director nomination or business proposal is made to include, among other things, rights to dividends on the shares of the Company beneficially owned by the stockholder or Stockholder

Associated Person that are separate from the underlying shares of the Company, a description of any derivative instruments, short positions, options, hedging transactions, voting arrangements and other economic and voting interests the stockholder or Stockholder Associated Person has with respect to the Company’s securities, and also requiring that the proposal from the stockholder or Stockholder Associated Person must state whether the stockholder will deliver a proxy statement or form of proxy to stockholders. (Article II, Section 3(a)(ii) and Article II, Section 3(b)(ii)).
(vii)In addition to (vi) above, expanding the required disclosure regarding any director nomination at the annual meeting or a special meeting to include, among other things whether any hedging or other transactions have been entered into on behalf of the nominee and a written statement that the nominee, as director, will owe fiduciary duties under Delaware law and consent to be named in the proxy. The nominee must also agree to supplement with such other information as may reasonably be necessary to determine the eligibility of such nominee and information that could be material to a stockholder’s understanding of the independence of such nominee or lack thereof. (Article II, Section 3(b)(ii) and Article II, Section 10).
As a result of changes concerning the Company’s advance notice provisions (see item (iii) above), to be timely for the 2013 annual meeting, if it occurs on May 3, 2013, proposals to nominate directors, and proposals for matters other than director nominations (other than proposals submitted for inclusion in the proxy statement), must be received at the Company’s principal executive offices no earlier than February 2, 2013, and no later than March 4, 2013.
A copy of the Company’s Amended and Restated Bylaws were filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 13, 2012 and are incorporated by reference herein.
The amendments also included other changes unrelated to the procedures by which stockholders may recommend nominees to the Company’s board of directors, which are summarized in the Company’s Current Report on Form 8-K filed on August 13, 2012 and incorporated by reference herein.

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

101
The following unaudited financial information from Kansas City Southern’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iii) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (v) the Notes to Consolidated Financial Statements.

Exhibit No.	Description of Exhibits Incorporated by Reference
3.1
Amended and Restated Bylaws of Kansas City Southern as amended and restated to August 7, 2012, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on August 13, 2012 (File No. 1-4717), is incorporated herein by reference as Exhibit 3.1.

10.1
Employment Agreement dated July 24, 2009, between The Kansas City Southern Railway Company and David R. Ebbrecht, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 13, 2012 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.1.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on October 19, 2012.

Kansas City Southern

/s/ MICHAEL W. UPCHURCH
Michael W. Upchurch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ MARY K. STADLER
Mary K. Stadler
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)