Form 10-K
period 2012-12-31
KANSAS CITY SOUTHERN
filed 2013-02-04
CIK 54480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant was $7.51 billion at June 30, 2012. There were 110,154,639 shares of $.01 par common stock outstanding at January 28, 2013.
DOCUMENTS INCORPORATED BY REFERENCE
Kansas City Southern’s Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders which will be filed no later than 120 days after December 31, 2012, is incorporated by reference in Parts III.

KANSAS CITY SOUTHERN
2012 FORM 10-K ANNUAL REPORT

Item 1.	Business
COMPANY OVERVIEW
Kansas City Southern, a Delaware corporation, is a holding company with domestic and international rail operations in North America that are strategically focused on the growing north/south freight corridor connecting key commercial and industrial markets in the central United States with major industrial cities in Mexico. As used herein, “KCS” or the “Company” may refer to Kansas City Southern or, as the context requires, to one or more subsidiaries of Kansas City Southern. KCS and its subsidiaries had approximately 6,110 employees on December 31, 2012.
The Kansas City Southern Railway Company (“KCSR”), which was founded in 1887, is a U.S. Class I railroad. KCSR serves a ten-state region in the midwest and southeast regions of the United States and has the shortest north/south rail route between Kansas City, Missouri and several key ports along the Gulf of Mexico in Alabama, Louisiana, Mississippi, and Texas.
KCS controls and owns all of the stock of Kansas City Southern de México, S.A. de C.V. (“KCSM”). Through its 50-year concession from the Mexican government (the “Concession”), which could expire in 2047 unless extended, KCSM operates a key commercial corridor of the Mexican railroad system and has as its core route the most strategic portion of the shortest, most direct rail passageway between Mexico City and Laredo, Texas and serves most of Mexico’s principal industrial cities and three of its major seaports. Laredo is a principal international gateway through which more than half of all rail and truck traffic between the United States and Mexico crosses the border. KCSM’s rail lines provide exclusive rail access to the United States and Mexico border crossing at Nuevo Laredo, Tamaulipas, the largest rail freight interchange point between the United States and Mexico. Under the Concession, KCSM has the right to control and operate the southern half of the rail bridge at Laredo, Texas, which spans the Rio Grande River between the United States and Mexico. The Company also controls the northern half of this bridge through its ownership of Mexrail, Inc., (“Mexrail”).
KCSM provides exclusive rail access to the Port of Lazaro Cardenas on the Pacific Ocean. The Mexican government is developing the port at Lazaro Cardenas principally to serve Mexican markets and as an alternative to the U.S. west coast ports. KCSM is the sole provider of rail service to this port, which provides an alternate route for Asian and South American traffic bound for North America.
The Company wholly owns Mexrail which, in turn, wholly owns The Texas Mexican Railway Company (“Tex-Mex”). Tex-Mex owns a 157-mile rail line extending from Laredo, Texas to the port city of Corpus Christi, Texas, which connects the operations of KCSR with KCSM. Through its ownership of Mexrail, the Company owns the northern half of the rail bridge at Laredo, Texas.
The KCS coordinated rail network (KCSR, KCSM and Tex-Mex) comprises approximately 6,300 route miles extending from the midwest and southeast portions of the United States south into Mexico and connects with all other Class I railroads, providing shippers with an effective alternative to other railroad routes and giving direct access to Mexico and the southeast and southwest United States through alternate interchange hubs.
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
Other subsidiaries and affiliates of KCS include the following:

•
Meridian Speedway, LLC (“MSLLC”), a seventy percent-owned consolidated affiliate that owns the former KCSR rail line between Meridian, Mississippi and Shreveport, Louisiana, which is the portion of the KCSR rail line between Dallas, Texas and Meridian known as the “Meridian Speedway.” Norfolk Southern Corporation (“NS”) through its wholly-owned subsidiary, The Alabama Great Southern Railroad Company, owns the remaining thirty percent of MSLLC.

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

•	KCSM Servicios, S.A. de C.V. (“KCSM Servicios”), a wholly-owned and consolidated provider of employee services to KCSM.

•	Southern Capital Corporation, LLC (“Southern Capital”), a fifty percent-owned unconsolidated affiliate that leases locomotives and other equipment;

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
MARKETS SERVED

2012 Revenues Business Mix
Chemical and petroleum. This sector includes products such as plastics, other petroleum refined products and miscellaneous chemicals. KCS transports these products to markets in the midwest, southeast and northeast United States and throughout Mexico through interchanges with other rail carriers. The products within the chemicals and plastics channels are used in the automotive, housing and packaging industries as well as in the production of other chemicals and plastic products. KCS hauls petroleum products across its network and as petroleum refineries have continued to increase their refining capacity, they have coordinated with KCS to develop additional long-term storage opportunities which complement a fluid freight railroad operation.

Agriculture & Minerals 18%
Industrial & Consumer Products 24%
Chemical & Petroleum 18%
Energy 14%
Intermodal 14%
Automotive 8%
Other 4%

Industrial and consumer products. This sector includes metals and ores such as iron, steel, zinc and copper. The majority of metals, minerals and ores mined, and steel produced in Mexico are consumed within Mexico. The volume of Mexican steel exports fluctuates based on global market prices. Higher-end finished products such as steel coils are used by Mexican manufacturers in automobiles, household appliances, the oil and gas industry, and other consumer goods which are imported to the United States through Nuevo Laredo and through the seaports served by KCS’s rail network. KCS also transports steel coils from U.S. based mini-mills in Mississippi and Alabama to Texas and Mexico for appliance and automotive applications.
This sector also serves paper mills directly and indirectly through its various short-line connections. KCS’s rail lines run through the heart of the southeast United States timber-producing region. Additionally, KCS is uniquely positioned to serve many important paper mills in the southeast United States whose products are increasing in demand due to a general growth of consumer goods and industrial production in central Mexico.
Agriculture and minerals. The agriculture and minerals sector consists primarily of grain and food products. Shipper demand for agriculture products is affected by competition among sources of grain and grain products, as well as price fluctuations in international markets for key commodities. In the United States, KCS’s rail lines receive and originate shipments of grain and grain products for delivery to feed mills serving the poultry industry. KCS currently serves feed mills along its rail lines throughout the midwest and southeast United States, and through its marketing agreements, KCS has access to sources of corn and other grain in the Midwest. United States export grain shipments and Mexico import grain shipments include primarily corn, wheat, and soybeans transported to Mexico via Laredo and to the Gulf of Mexico. Over the long term, export grain shipments to Mexico are expected to increase as a result of Mexico’s reliance on grain imports and KCS’s coordinated rail network is well positioned to meet these increases in demand. Food products consist mainly of soybean meal, grain meal, oils, canned goods, distillers dried grains, corn syrup and sugar. Other shipments consist of a variety of products including ores, minerals, clay and glass used across North America.
Energy. The energy business includes coal, frac sand, petroleum coke and crude oil. KCS hauls unit trains (trains transporting a single commodity from one source to one destination) of coal for nine electric generating plants in the central United States. The coal originates from the Powder River Basin in Wyoming and is interchanged to KCS at Kansas City, Missouri. Coal mined in the midwest United States is transported in non-unit trains to industrial consumers such as paper mills, steel mills, and cement companies. KCS transports petroleum coke from refineries in the United States to cement companies in Mexico as well as to vessels for international distribution through the Pabtex export terminal located in Port Arthur, Texas. Frac sand originating primarily in Wisconsin, Illinois or Iowa is delivered to transloads located in northeast Texas, northern Louisiana, and south Texas for distribution to gas and oil wells in the region. Crude oil originating in Canada, North Dakota, Colorado, and west Texas is delivered to U.S. Gulf Coast refineries and tank farms in Texas and Louisiana.
Intermodal. The intermodal freight business consists primarily of hauling freight containers or truck trailers on behalf of steamship lines, motor carriers, and intermodal marketing companies with rail carriers serving as long-distance haulers. KCS serves and supports the U.S. and Mexican markets, as well as cross border traffic between the U.S. and Mexico. In light of the importance of trade between Asia and North America, the Company believes the Port of Lazaro Cardenas continues to be a strategically beneficial location for ocean carriers, manufacturers and retailers. Equally important, the increase in foreign direct investment in Mexico has pushed the KCS Mexico/U.S. cross border corridor to emerge as an increasingly important tool for NAFTA freight flow. The Company also provides premium service to customers over its line from Dallas through the Meridian Speedway — a critical link in creating the most direct route between the southwest and southeast/northeast U.S.
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
Noncompliance with applicable legal provisions may result in the imposition of fines, temporary or permanent shutdown of operations or other injunctive relief, criminal prosecution or, with respect to KCSM, the termination of the Concession. KCS maintains environmental provisions which are believed by management to be appropriate with respect to known and existing environmental contamination of its properties which KCS may be responsible to remedy. In addition, KCS’s subsidiaries are party to contracts and other legally binding obligations by which previous owners of certain facilities now owned by KCS are responsible to remedy contamination of such sites remaining from their previous ownership. There are currently no material legal or administrative proceedings pending against the Company with respect to any environmental matters and management does not believe that continued compliance with environmental laws will have any material adverse effect on the Company’s consolidated financial statements. KCS cannot predict the effect, if any, that unidentified environmental matters or the adoption of additional or more stringent environmental laws and regulations would have on the Company’s consolidated financial statements.
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
RAIL SECURITY
The Company and its rail subsidiaries have made ongoing, multi-disciplinary efforts since the terrorist attacks on the United States on September 11, 2001, to continue securing the Company’s assets and personnel against the risk of terrorism and other security risks. Many of the specific measures the Company utilizes for these efforts are required to be kept confidential through arrangements with government agencies, such as the Department of Homeland Security (“DHS”), or through jointly-

developed and implemented strategies and plans with connecting carriers. To protect the confidentiality and sensitivity of the efforts the Company has made to safeguard against terrorism and other security incidents, the following paragraphs will provide only a general overview of some of these efforts. KCSR and KCSM utilize a security plan based on an industry wide security plan developed by Association of American Railroads (“AAR”) members which focuses on comprehensive risk assessments in five areas — hazardous materials; train operations; critical physical assets; military traffic; and information technology and communications. The security plan is kept confidential, with access to the plan tightly limited to members of management with direct security and anti-terrorism implementation responsibilities. KCSR and KCSM participate with other AAR members in periodic drills under the industry plan to test and refine its various provisions.
The Company’s security activities range from periodically mailing each employee a security awareness brochure (which is also posted under the “Employees” tab on the Company’s internet website, www.kcsouthern.com) to its ongoing implementation of security plans for rail facilities in areas labeled by the DHS as High Threat Urban Areas (“HTUAs”). The Company’s other activities to bolster security against terrorism include, but are not limited to, the following:

•	Conferring regularly with other railroads’ security personnel and with industry experts on security issues;

•	Routing shipments of certain chemicals, which might be toxic if inhaled, pursuant to federal regulations;

•	Initiating a series of over 20 voluntary action items agreed to between AAR and DHS as enhancing security in the rail industry;

•	Conducting constant and targeted security training as part of the scheduled training for operating employees and managers;

•	Developing a multi-layered security model using high-speed digital imaging, system velocity, covert and overt security filters to mitigate the risk of illicit activity;

•	Measuring key security metrics to ensure positive risk mitigation and product integrity trends;

•	Implementation of a Tactical Intelligence Center by KCSM, training core members in new technology helping to prevent, detect, deter and respond to illicit activities; and

•
Deployment of an array of non-intrusive technologies including, but not limited to, digital video surveillance and analytics as part of an intelligent video security solution, including a Closed Circuit Television platform with geo-fencing for intrusion detection, to allow for remote viewing access to monitor ports of entry, intermodal and rail yards.

In addition, the Company utilizes dedicated security personnel with extensive law enforcement backgrounds to oversee the ongoing and increasingly complex security efforts of the Company in both the United States and Mexico. Some members of this security force are also members of the Federal Bureau of Investigation’s Joint Terrorism Task Force, providing added value to the Company in developing and implementing anti-terrorism and other security initiatives.
While the risk of theft and vandalism is higher in Mexico, KCSM remains among the safest methods of transportation for freight shipments in Mexico. KCSM’s record in rail safety is due in large part to the implementation of a multi-layered, safety and security process throughout the KCSM network. In addition to having its own internal system, the process is connected to, and supported by a high level of federal, state and local law enforcement. A primary focus of this effort involves maintaining constant due diligence, active vigilance and train velocity, which reduces the likelihood for incidents to occur.
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

COLLECTIVE BARGAINING
Approximately 80% of KCSR employees are covered by collective bargaining agreements. KCSR participates in industry-wide bargaining as a member of the National Carriers’ Conference Committee. Long-term settlement agreements were reached and ratified during 2011 and the first half of 2012 covering all of the participating unions. These agreements will be in effect through December 2015.
KCSM Servicios union employees are covered by one labor agreement, which was signed on June 23, 1997, between KCSM and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (“Mexican Railroad Union”), for a term of fifty years, for the purpose of regulating the relationship between the parties. Approximately 80% of KCSM Servicios employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other benefits are subject to negotiation every two years. As a result of the labor agreement signed on April 19, 2012, compensation terms for the period from July 1, 2012 through June 30, 2013, were finalized. Additionally, this labor agreement enabled KCS to complete an organizational restructuring whereby employees of KCSM became employees of KCSM Servicios. KCSM Servicios provides employee services to KCSM, and KCSM pays KCSM Servicios market-based rates for these services. The union labor negotiation with the Mexican Railroad Union has not historically resulted in any strike, boycott or other disruption in KCSM’s business operations.
EXECUTIVE OFFICERS OF KCS AND SUBSIDIARIES
All executive officers are elected annually and serve at the discretion of the Board of Directors. All of the executive officers have employment agreements with KCS and/or its subsidiaries. The mailing address of the principal executive officers other than Mr. Zozaya is P.O. Box 219335, Kansas City, Missouri 64121. Mr. Zozaya’s mailing address is Montes Urales No. 625, Col. Lomas de Chapultepec, C.P. 11000, Mexico D.F.
Michael R. Haverty — Executive Chairman of the Board — 68 — Served in this capacity since August 1, 2010. Mr. Haverty has been a director of KCS since May 1995 and has served as Chairman of the Board of KCS since January 1, 2001. From July 12, 2000 until July 31, 2010, Mr. Haverty served as Chief Executive Officer of KCS. Mr. Haverty served as President of KCS from July 2000 to June 2006. Mr. Haverty served as Executive Vice President of KCS from May 1995 until July 2000, and as President and Chief Executive Officer of KCSR from 1995 to 2005 and as a director of KCSR since 1995. He has served as Chairman of the Board of KCSR since 1999. Since April 1, 2005, Mr. Haverty has served as Chairman of the Board of KCSM. Mr. Haverty has served as a director of the PCRC since 1996 and as Co-Chairman of the Board of Directors of that company since 1999. Mr. Haverty has served as Co-Chairman of Panarail since 2000.
David L. Starling — President and Chief Executive Officer — 63 — Served in this capacity since August 1, 2010. Mr. Starling has been a director of KCS since May 6, 2010. He served as President and Chief Operating Officer of KCS from July 1, 2008 through August 1, 2010. Mr. Starling has also served as a Director, President and Chief Executive Officer of KCSR since July 1, 2008. He has also served as Vice Chairman of the Board of Directors of KCSM since September 2009. Mr. Starling has served as Vice Chairman of the Board of Directors of PCRC and Panarail since July 2008. Prior to joining KCS, Mr. Starling served as President and Director General of PCRC from 1999 through June 2008.
David R. Ebbrecht — Executive Vice President and Chief Operating Officer — 46 — Served in this capacity since August 2012. He served as Executive Vice President of Operations from March 2011 until August 2012. Mr. Ebbrecht served as Senior Vice President of Operations of KCSR from August 2009 until March 2011. He served as Vice President of Transportation of KCSR from March 2008 until August 2009. From January 2007 until March 2008, Mr. Ebbrecht served as Assistant Vice President in various departments for KCSR including logistics, business development and operations. He joined KCSR in January 2001. Prior to joining KCSR, Mr. Ebbrecht served in various leadership positions at CSX Corporation, Inc.
Warren K. Erdman — Executive Vice President — Administration and Corporate Affairs — 54 — Served in this capacity since April 2010. Mr. Erdman served as Executive Vice President — Corporate Affairs from October 2007 until April 2010. He served as Senior Vice President — Corporate Affairs of KCS and KCSR from January 2006 to September 2007. Mr. Erdman served as Vice President — Corporate Affairs of KCS from April 15, 1997 to December 31, 2005 and as Vice President — Corporate Affairs of KCSR from May 1997 to December 31, 2005. Prior to joining KCS, Mr. Erdman served as Chief of Staff to United States Senator Kit Bond of Missouri from 1987 to 1997.
Patrick J. Ottensmeyer — Executive Vice President Sales and Marketing — 55 — Served in this capacity since October 16, 2008. Mr. Ottensmeyer joined KCS in May 2006 as Executive Vice President and Chief Financial Officer. Prior to

joining KCS, Mr. Ottensmeyer served as Chief Financial Officer of Intranasal Therapeutics, Inc. from 2001 to May 2006. From 2000 to 2001, he served as Corporate Vice President Finance and Treasurer for Dade-Behring Holdings, Inc. From 1993 to 1999, Mr. Ottensmeyer served as Vice President Finance and Treasurer at Burlington Northern Santa Fe Corporation and BNSF Railway and their predecessor companies.
Michael W. Upchurch — Executive Vice President and Chief Financial Officer — 52 — Served in this capacity since October 16, 2008. Mr. Upchurch joined KCS in March 2008 as Senior Vice President Purchasing and Financial Management. Prior to joining KCS, Mr. Upchurch served as Senior Vice President Finance of Red Development LLC, from December 2007 through February 2008. From September 2006 through December 2007, Mr. Upchurch worked as an independent consultant providing financial consulting services. From 1990 through September 2006, Mr. Upchurch served in various senior financial leadership positions at Sprint Nextel Corporation and its predecessor, Sprint Corporation, including Senior Vice President Financial Operations, Senior Vice President Finance Sprint Business Solutions and Senior Vice President Finance Long Distance Division.
José Guillermo Zozaya Delano — President and Executive Representative — KCSM — 60 — Served in this position since April 20, 2006. Mr. Zozaya has 35 years of experience in law and government relations, most recently as the legal and government relations director for ExxonMobil México, S.A. de C.V., where he spent nine years prior to joining KCSM.
John E. Derry — Senior Vice President Human Resources — 45 — Served in this capacity since July 2008. He served as Vice President of Human Resources from February 2008 until July 2008. Mr. Derry joined KCS from YRC Worldwide, Inc. where he served in various Human Resource functions from January 2004 to February 2008. From September 2006 to February 2008, Mr. Derry served as Vice President of Human Resources for Yellow Transportation. Prior to joining YRC Worldwide, Inc. Mr. Derry spent 17 years with General Mills Inc. in various operations, labor relations and human resource roles.
Michael J. Naatz — Senior Vice President and Chief Information Officer — 47 — Served in this capacity since May 7, 2012. Prior to joining KCS, Mr. Naatz served as President of USF Holland, a YRC Worldwide, Inc. (“YRCW”) company, from 2011 to May 2012. From 2010 to 2011, Mr. Naatz served as President and Chief Customer Officer - Customer Care Division at YRCW. From 2008 to 2010, he served as Executive Vice President and Chief Information & Service Officer at YRCW. From 2005 to 2007, he served as President-Enterprise Services Division at YRCW. From 1994 to 2005, he held various leadership positions with USF Corporation.
Mary K. Stadler — Senior Vice President and Chief Accounting Officer — 53 — Served in this capacity since March 2, 2009. From April 1990 through August 2008, Ms. Stadler served in various finance leadership positions at Sprint Nextel Corporation and its predecessor, Sprint Corporation, including Vice President — Finance Operations and most recently served as its Vice President — Assistant Controller.
William J. Wochner — Senior Vice President and Chief Legal Officer — 65 — Served in this capacity since February 2007. He served as Vice President and Interim General Counsel from December 2006 to January 2007. From September 2006 to December 2006, Mr. Wochner served as Vice President and Associate General Counsel. From March 2005 to September 2006, Mr. Wochner served as Vice President Sales and Marketing/Contracts for KCSR. From February 1993 to March 2005, Mr. Wochner served as Vice President and General Solicitor of KCSR.
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
The price of KCS’s common stock may fluctuate significantly, which may make it difficult for investors to resell common stock when they choose to or at prices they find attractive.
The price of KCS’s common stock on the New York Stock Exchange (“NYSE”), listed under the ticker symbol “KSU”, constantly changes. The Company expects that the market price of its common stock will continue to fluctuate.
The Company’s stock price may fluctuate as a result of a variety of factors, many of which are beyond KCS’s control. These factors include, but are not limited to:

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
KCS’s ability to pay cash dividends on its common stock may be limited.
KCS has agreed in the past, and may agree in the future, to limitations on its ability to pay cash dividends on its common stock. In addition, to maintain its credit ratings, the Company may be limited in its ability to pay cash dividends on its common stock so that it can maintain an appropriate level of liquidity or debt.
Sales of substantial amounts of KCS's common stock in the public market could adversely affect the prevailing market price of the common stock.
As of December 31, 2012, there were 6,038,091 shares of common stock issued or reserved for issuance under the 1991 Amended and Restated Stock Option and Performance Award Plan, the 2008 Stock Option and Performance Award Plan and the 2009 Employee Stock Purchase Plan, and 1,909,898 shares of common stock held by executive officers and directors outside those plans. Sales of common stock by employees upon exercise of their options, sales by executive officers and directors subject to compliance with Rule 144 under the Securities Act, and sales of common stock that may be issued upon conversion of the outstanding preferred stock, or the perception that such sales could occur, may adversely affect the market price of KCS' common stock.

KCS has provisions in its charter and bylaws that could deter, delay or prevent a third party from acquiring a controlling interest in KCS and that could deprive an investor of an opportunity to obtain a takeover premium for shares of KCS’s common stock.
KCS has provisions in its charter and bylaws that may delay or prevent unsolicited takeover bids from third parties, including provisions providing for a classified board. The bylaws provide that a stockholder must give the Company advance written notice of its intent to nominate a director or raise a matter at an annual meeting. These provisions may deprive KCS’s stockholders of an opportunity to sell their shares at a premium over prevailing market prices.
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
A central part of KCS’s growth strategy is based upon the conversion of truck traffic to rail. There can be no assurance the Company will succeed in its efforts to convert traffic from truck to rail transport or that the customers already converted will be retained. If the railroad industry in general is unable to preserve its competitive advantages vis-à-vis the trucking industry, revenue growth could be adversely affected. Additionally, revenue growth could be affected by, among other factors, an expansion in the availability, or an improvement in the quality, of the trucking services offered by carriers resulting from regulatory and administrative interpretations and implementation of certain provisions of the North American Free Trade Agreement (“NAFTA”), and KCS’s inability to grow its existing customer base and capture additional cargo transport market share because of competition from the shipping industry and other railroads.
KCSM’s Mexican Concession is subject to revocation or termination in certain circumstances which would prevent KCSM from operating its railroad and would have a material adverse effect on the Company’s consolidated financial statements.
KCSM operates under the Concession granted by the Mexican government in June 1997, which is renewable for an additional period of up to 50 years, subject to certain conditions. The Concession gives KCSM exclusive rights to provide freight transportation services over its rail lines for the first 30 years of the 50-year Concession, subject to certain trackage and haulage rights granted to other concessionaires. The SCT, which is principally responsible for regulating railroad services in Mexico, has broad powers to monitor KCSM’s compliance with the Concession, and it can require KCSM to supply it with any technical, administrative and financial information it requests. Among other obligations, KCSM must comply with the investment commitments established in its business plan, which forms an integral part of the Concession, and must update the plan every five years. The SCT treats KCSM’s business plans confidentially. The SCT also monitors KCSM’s compliance with efficiency and safety standards established in the Concession. The SCT reviews, and may amend, these standards every five years.

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
Under the Concession, KCSM has the right to operate its rail lines, but it does not own the land, roadway or associated structures. If the Mexican government legally terminates the Concession, it would own, control, and manage such public domain assets used in the operation of KCSM’s rail lines. All other property not covered by the Concession, including all locomotives and railcars otherwise acquired, would remain KCSM’s property. In the event of early termination, or total or partial revocation of the Concession, the Mexican government would have the right to cause the Company to lease all service-related assets to it for a term of at least one year, automatically renewable for additional one-year terms up to five years. The amount of the rent would be determined by experts appointed by KCSM and the Mexican government. The Mexican government must exercise this right within four months after early termination or revocation of the Concession. In addition, the Mexican government would also have a right of first refusal with respect to certain transfers by KCSM of railroad equipment within 90 days after revocation of the Concession.
The Mexican government may also temporarily seize control of KCSM’s rail lines and its assets in the event of a natural disaster, war, significant public disturbance or imminent danger to the domestic peace or economy. In such a case, the SCT may restrict KCSM’s ability to exploit the Concession in such manner as the SCT deems necessary under the circumstances, but only for the duration of any of the foregoing events. Mexican law requires that the Mexican government pay compensation if it effects a statutory appropriation for reasons of the public interest. With respect to a temporary seizure due to any cause other than international war, the Mexican Railroad Services Law and regulations provide that the Mexican government will indemnify an affected concessionaire for an amount equal to damages caused and losses suffered. However, these payments may not be sufficient to compensate KCSM for its losses and may not be made timely.
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
Operation of KCS’s rail network and its plans for growth and expansion rely significantly on agreements with other railroads and third parties, including joint ventures and other strategic alliances, as well as interchange, trackage rights, haulage rights and marketing agreements with other railroads and third parties that enable KCS to exchange traffic and utilize trackage the Company does not own. KCS’s ability to provide comprehensive rail service to its customers depends in large part upon its ability to maintain these agreements with other railroads and third parties, and upon the performance of the obligations under the agreements by the other railroads and third parties. The termination of, or the failure to renew, these agreements could adversely affect KCS’s consolidated financial statements. KCS is also dependent in part upon the financial strength and efficient performance of other railroads. There can be no assurance that KCS will not be materially adversely affected by operational or financial difficulties of other railroads.
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
If KCSM cannot reach an agreement with Ferromex for rates applicable for services provided prior to January 1, 2009, which are not subject to the Trackage Rights Agreement, the SCT is entitled to set the rates in accordance with Mexican law and regulations, which rates may not adequately compensate KCSM. KCSM is currently involved in legal proceedings with the SCT and discussions with Ferromex regarding the amounts payable to each other for trackage rights, interline services and haulage rights for periods prior to January 1, 2009. Certain of these disputes continue under litigation. Any resolution of such procedures adverse to KCSM could have a material adverse effect on its consolidated financial statements in a particular quarter or fiscal year.
KCS’s flexibility to operate its business could be impacted by provisions in its debt obligations.
KCS’s debt instruments contain covenants which restrict or prohibit certain actions (“negative covenants”), including, but not limited to, KCS’s ability to incur debt, create or suffer to exist liens, engage in mergers and consolidations and sell certain assets. The KCSM revolving credit facility contains additional negative covenants, including but not limited to, KCSM's ability to freely deploy proceeds in excess of pre-defined thresholds from insurance settlements or asset sales, make certain investments, engage in transactions with stockholders and affiliates, or engage in sale-leaseback transactions. The first of the aforementioned additional negative covenants terminates upon conversion of KCSM's revolving credit facility from secured to unsecured upon KCSM's attainment of investment grade credit ratings from at least two of the three primary rating agencies. KCS’s debt instruments also contain covenants requiring KCS to, among other things, maintain specified financial ratios (“affirmative covenants”). Failure to comply with these negative and affirmative covenants could result in an event of default that, if not cured or waived, could restrict the Company’s access to liquidity and have a material adverse effect on the Company’s business or prospects. If the Company does not have enough cash to service its debt or fund other liquidity needs, KCS may be required to take actions such as requesting a waiver from lenders, reducing or delaying capital expenditures, selling assets, restructuring or refinancing all or part of the existing debt, or seeking additional equity capital. KCS cannot assure that any of these remedies can be effected on commercially reasonable terms or at all.
A downturn in the debt capital markets or a downgrade of the Company’s credit ratings may increase the cost of borrowing and make financing difficult to obtain.
Events in the financial markets may have an adverse impact on the debt capital markets and, as a result, credit may become more expensive and difficult to obtain. Lenders may impose more stringent restrictions on the terms of credit and there may be a general reduction in the amount of credit available in the markets in which KCS conducts business. Also, the Company and its securities are rated by Standard & Poor’s Rating Services (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”). These ratings impact the Company’s cost of funds and its access to the debt capital markets. The negative impact of tightening credit markets, adverse changes in the debt capital markets generally and/or a downgrade of the Company’s credit ratings may have a material adverse effect on KCS’s consolidated financial statements resulting from, but not limited to, an inability to finance capital expansion on favorable terms, if at all, reduced liquidity as a result of limited alternatives to refinance short-term debt, increased financing costs and/or financial terms with increasingly restrictive covenants.
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
KCSM’s Concession from the Mexican government requires KCSM to make investments and undertake capital projects. If KCSM fails to make such capital investments, KCSM’s business plan commitments with the Mexican government may be at risk, requiring KCSM to seek waivers of its business plan. There is no assurance that such waivers, if requested, would be granted by the SCT. KCSM may defer capital expenditures under its business plan with the permission of the SCT. However, the SCT might not grant this permission, and any failure by KCSM to comply with the capital investment commitments in its business plan could result in sanctions imposed by the SCT, and could result in revocation of the Concession if sanctions are imposed on five distinct occasions. The Company cannot assure that the Mexican government would grant any such permission or waiver. If such permission or waiver is not obtained in any instance and KCSM is sanctioned, its Concession might be at risk of revocation, which would materially adversely affect KCS’s consolidated financial statements. See “KCSM’s Mexican Concession is subject to revocation or termination in certain circumstances”.
KCS has funded, and expects to continue to fund capital expenditures with operating cash flows, debt and equipment leases. KCS may not be able to generate sufficient cash flows from its operations or obtain sufficient funds from external sources to fund capital expenditure requirements. Even if financing is available, it may not be obtainable on acceptable terms and within the limitations contained in the indentures and other agreements relating to KCS’s existing debt.
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
KCS’s business is subject to credit risk including the risk that a customer or counterparty will fail to meet its obligations when due. Customers and counterparties that owe the Company money may default on their obligations to the Company due to bankruptcy, lack of liquidity, operational failure or other reasons. Although the Company has procedures for reviewing its credit exposures to specific customers and counterparties to address present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. Some of the Company’s risk management methods depend upon the evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible by the Company. That information may not, in all cases, be accurate, complete, up-to-date or properly evaluated. In addition, concerns about, or a default by, one customer or counterparty could lead to significant liquidity problems, losses or defaults by other customers or counterparties, which in turn could adversely affect the Company. The Company may be materially and adversely affected in the event of a significant default by its customers and counterparties.
KCS’s business is subject to legislation enacted by Congress and state legislatures, and is subject to regulation by international, federal, state and local regulatory agencies, including environmental, health, safety laws, and regulations and tax that could require KCS to incur material costs or liabilities.
KCS is subject to legislation enacted by Congress and by state legislatures, and is subject to regulation by international, federal, state and local regulatory agencies with respect to railroad operations including the U.S. Department of Transportation, Surface Transportation Board, Federal Railroad Administration, Environmental Protection Agency, Department of Homeland Security and others in the United States, the SCT in Mexico, as well as a variety of health, safety, labor, environmental, and other matters.  Government regulation of the railroad industry is a significant determinant of the competitiveness and profitability of railroads.

Additional or new economic regulation by Congress or by the Surface Transportation Board in current or future proceedings could change the regulatory framework within which the Company operates which could materially change the Company's business and have an adverse effect on the Company's consolidated financial statements.
As part of the Rail Safety Improvement Act of 2008 in the United States, Class I railroad carriers and passenger and commuter rail operators must implement positive train control (a technology designed to help prevent train-to-train collisions, overspeed derailments, incursions into rail work zones, and entry into main line track if a switch is misaligned) at certain locations (including main line track where toxic inhalation hazard or poison inhalation hazard movements occur or where passenger operations occur) by the end of 2015, which will add to operating costs, increase the number of employees the Company employs and require KCS to make significant investments in new safety technology.
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
KCS is subject to income taxes as well as non-income based taxes, in both the United States and Mexico. Changes in tax rates, enactment of new tax laws, and revisions of tax regulations could have a material adverse effect on the Company’s consolidated financial statements. Additionally, the final determination of tax audits, claims or litigation could differ from what is reflected in KCS’s financial statements.

KCS, as a common carrier by rail, is required by United States and Mexican laws to transport hazardous materials, which could expose KCS to significant costs and claims.
Under United States federal statutes and applicable Mexican laws, KCS’s common carrier responsibility requires it to transport hazardous materials. Any rail accident or other incident or accident on KCS’s network, facilities, or at the facilities of KCS’s customers involving the release of hazardous materials, including toxic inhalation hazard (or TIH) materials, could involve significant costs and claims for personal injury, property damage, and environmental penalties and remediation in excess of the Company’s insurance coverage for these risks, which could have a material adverse effect on KCS’s consolidated financial statements.
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
Market fluctuations could adversely impact KCS's operating results as it hedges certain transactions.
From time to time, KCS may use various financial instruments to reduce its exposure to various market risks, including interest rates, foreign currency, and fuel and commodity prices. While these financial instruments reduce the Company's exposure to changes in market risks, the use of such instruments may ultimately limit the Company's ability to benefit from favorable changes in underlying rates or prices due to amounts fixed at the time of entering into the hedge agreement.
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
The Company is a party to collective bargaining agreements with various labor unions in the United States and Mexico. As of December 31, 2012, approximately 80% of KCSR and KCSM Servicios employees were covered by labor contracts subject to collective bargaining. The Company may be subject to, among other things, strikes, work stoppages or work slowdowns as a result of disputes under these collective bargaining agreements and labor contracts or KCS’s potential inability to negotiate acceptable contracts with these unions. In the United States, because such agreements are generally negotiated on an industry-wide basis, determination of the terms and conditions of labor agreements have been and could continue to be beyond KCS’s control. KCS may, therefore, be subject to terms and conditions in industry-wide labor agreements that could have a material adverse effect on its consolidated financial statements. If the unionized workers in the United States or Mexico were to engage in a strike, work stoppage or other slowdown; if other employees were to become unionized or if the terms and conditions in future labor agreements were renegotiated, KCS could experience a significant disruption of its operations and higher ongoing labor costs. Although the U.S. Railway Labor Act imposes restrictions on the right of United States railway workers to strike, there is no law in Mexico imposing similar restrictions on the right of railway workers in that country to strike.
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
The Mexican economy in the past has suffered balance of payment deficits and shortages in foreign exchange reserves. Although Mexico has imposed foreign exchange controls in the past, there are currently no exchange controls in Mexico. Pursuant to the provisions of NAFTA, if Mexico experiences serious balance of payment difficulties or the threat of such difficulties in the future, Mexico would have the right to impose foreign exchange controls on investments made in Mexico, including those made by United States and Canadian investors. Any restrictive exchange control policy could adversely affect KCS’s ability to obtain U.S. dollars or to convert Mexican pesos ( “pesos” or “Ps.”) into dollars for purposes of making interest and principal payments due on indebtedness, to the extent KCS may have to effect those conversions, and could adversely affect the Company’s investment in KCSM. This could have a material adverse effect on KCS’s consolidated financial statements.

Presidential and federal congress elections in Mexico were held resulting in a change in administration in December 2012. KCSM cannot predict whether changes in Mexican government policy will result from the change in administration; however, changes in laws, public policies and government programs could be enacted, which could have an adverse effect on the Company’s consolidated financial statements.
Mexican national politicians are currently focused on certain regional, political and social tensions, and reforms regarding fiscal policies, gas, electricity, social security, and oil have not been and may not be approved. The social and political situation in Mexico could adversely affect the Mexican economy, which in turn could have a material adverse effect on KCS’s consolidated financial statements.
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
Mexico has a history of high levels of inflation and may experience high inflation in the future. During most of the 1980s and during the mid and late 1990s, Mexico experienced periods of high levels of inflation. The annual rates of inflation for the last three years, as measured by changes in the National Consumer Price Index, as provided by Banco de México, were 3.6% in 2012, 3.8% in 2011 and 4.4% in 2010. A substantial increase in the Mexican inflation rate would have the effect of increasing some of KCSM’s costs, which could adversely affect its consolidated financial statements. High levels of inflation may also affect the balance of trade between Mexico and the United States, and other countries, which could adversely affect KCSM’s consolidated financial statements.

KCS may be subject to various claims and litigation that could have a material adverse effect on KCS’s consolidated financial statements.
The Company may be exposed to the potential of various claims and litigation related to labor and employment, personal injury, commercial disputes, freight loss and other property damage, and other matters that arise in the normal course of business. Any material changes to litigation trends or a catastrophic rail accident or series of accidents involving any or all of property damage, personal injury, and environmental liability could have a material adverse effect on KCS’s consolidated financial statements.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Track Configuration
KCSR operates over a railroad system consisting of approximately 3,100 route miles in ten states extending from the midwest and southeast portions of the United States south to the Mexican border, and approximately 475 miles of trackage rights that permit KCSR to operate its trains with its crews over other railroads’ tracks.
Under its Concession from the Mexican government, KCSM has the right to operate approximately 3,200 route miles, but does not own the land, roadway, or associated structures, and additionally has approximately 700 miles of trackage rights. The Concession requires KCSM to make investments as described in a business plan filed every five years with the Mexican government. See Item 1A, “Risk Factors — KCSM’s Mexican Concession is subject to revocation or termination in certain circumstances which would prevent KCSM from operating its railroad and would have a material adverse effect on the Company’s consolidated financial statements.”
Equipment Configuration
As of December 31, 2012 and 2011, KCS leased and owned the following units of equipment:

	2012		2011
	Leased	Owned	Leased	Owned
Locomotives	295	615	295	628
Rolling stock:
Box cars	5,564	918	5,714	1,031
Hoppers	4,436	1,179	4,644	872
Gondolas	3,194	940	3,114	1,229
Auto racks	1,824	100	1,869	—
Tank cars	663	15	661	15
Flat cars (intermodal and other)	561	242	605	501
Total	16,242	3,394	16,607	3,648

Average Age (in Years) of Leased and Owned Locomotives:	2012	2011
Road locomotives	13.0	13.7
All locomotives	19.7	20.0
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

Capital Expenditures
The Company’s cash capital expenditures for the three years ended December 31, 2012, 2011, and 2010, and planned 2013 capital expenditures are included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Expenditures”. See also Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Capitalization, Depreciation and Amortization of Property and Equipment (including Concession Assets)” regarding the Company’s policies and guidelines related to capital expenditures.

Item 3.	Legal Proceedings
The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. For more information on legal proceedings, see Item 1A, “Risk Factors — KCS may be subject to various claims and litigation that could have a material adverse effect on KCS’s consolidated financial statements,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Provision for Personal Injury Claims,” and — “Other Matters — Litigation,” and Item 8, “Financial Statements and Supplementary Data — Note 14 Commitments and Contingencies”.

Item 4.	Mine Safety Disclosures
Not applicable.

Part II

Item 5.	Market for KCS’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Company’s common stock is traded on the New York Stock Exchange under the ticker symbol “KSU”. The following table presents for the quarters indicated the dividends declared and the high and low sales price of the Company’s common and preferred stock.

	Fourth	Third	Second	First
2012
Dividends per share:
Common stock	$0.195	$0.195	$0.195	$0.195
$25 par preferred stock	0.250	0.250	0.250	0.250

Stock price ranges:
$25 par preferred:
— High	$26.50	$27.00	$26.00	$29.33
— Low	25.15	25.00	24.81	22.80
Common:
— High	$84.16	$83.95	$79.50	$74.98
— Low	72.80	65.86	61.36	64.07

2011
Dividends per share:
$25 par preferred stock	$0.250	$0.250	$0.250	$0.250
$1 par series D preferred stock	—	—	—	12.810

Stock price ranges:
$25 par preferred:
— High	$27.17	$24.74	$24.31	$23.85
— Low	22.61	22.90	22.85	21.87
Common:
— High	$70.48	$62.78	$59.50	$56.98
— Low	47.12	45.63	50.27	47.14
Dividend Policy
Common Stock. Under the terms of a previous credit agreement completed in 2006, KCS was prohibited from paying cash dividends on its common stock. During 2011, KCS entered into an amended and restated credit agreement (the “2011 KCSR Credit Agreement”) which allowed KCS to pay cash dividends on its common stock, as well as other payments, in an amount up to and including the “Available Basket Amount” as defined in the agreement. In March 2012, KCS began declaring a quarterly cash dividend on its common stock. In November 2012, KCSR entered into an amended and restated credit agreement which removed the Available Basket Amount restriction on the Company's ability to pay cash dividends on its common stock. Any declaration and payment of dividends to holders of the Company’s common stock are at the discretion of the Board of Directors, which depends on many factors, including the Company’s financial condition, earnings, capital requirements and other factors that the Board of Directors deems relevant. Subject to these qualifications, the Company expects to continue to pay dividends on an ongoing basis.
Holders
There were 2,987 record holders of KCS common stock on January 28, 2013; however, the number of actual holders of KCS common stock is greater due to the practice of brokerage firms registering many shares for clients in the brokerage firm’s name.

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

Performance Graph
The following graph shows the changes in value over the five years ended December 31, 2012, of an assumed investment of $100 in: (i) KCS’s common stock; (ii) the stocks that comprise the Dow Jones U.S. Industrial Transportation Index(1); and (iii) the stocks that comprise the S&P 500 Index(2). The table following the graph shows the value of those investments on December 31 for each of the years indicated. The values for the assumed investments depicted on the graph and in the table have been calculated assuming that any cash dividends are reinvested.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Among Kansas City Southern, the S&P 500 Index
and the Dow Jones U.S. Industrial Transportation Index

	2007	2008	2009	2010	2011	2012
Kansas City Southern	100.00	55.49	96.97	139.41	198.11	245.74
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
Dow Jones U.S. Industrial Transportation	100.00	80.43	98.93	131.35	136.47	145.83
_____________________

(1)	The Dow Jones U.S. Industrial Transportation Index is a registered trademark of Dow Jones & Co., Inc., an independent company.

(2)
The S&P 500 is a registered trademark of the McGraw-Hill Companies, Inc. The S&P 500 Index reflects the weighted average market value for 500 companies whose shares are traded on the New York Stock Exchange, American Stock Exchange and the Nasdaq Stock Market.

Item 6.	Selected Financial Data
The selected financial data below (in millions, except per share amounts) should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this Form 10-K as well as the consolidated financial statements and the related notes.

	2012	2011	2010	2009	2008
Earnings From Continuing Operations
Revenues	$2,238.6	$2,098.3	$1,814.8	$1,480.2	$1,852.1
Operating expenses (i) (ii)	1,522.7	1,486.7	1,328.3	1,213.4	1,464.7
Operating income	$715.9	$611.6	$486.5	$266.8	$387.4
Net income	$379.4	$331.9	$180.0	$68.1	$182.1
Earnings per common share:
Basic	$3.44	$3.04	$1.69	$0.60	$1.99
Diluted	3.43	3.00	1.67	0.60	1.84
Financial Position
Total assets	$6,395.9	$6,145.1	$5,627.9	$5,415.5	$5,394.7
Total debt obligations, including current portion	1,607.8	1,639.1	1,639.7	1,980.0	2,086.1
Total stockholders’ equity	3,096.6	2,764.5	2,431.1	2,043.0	1,896.6
Total equity	3,400.7	3,058.7	2,713.7	2,325.8	2,170.3
Other Data Per Common Share
Cash dividends declared per common share	$0.780	$—	$—	$—	$—
_____________________

(i)
During 2012, the Company recognized a pre-tax gain of $43.0 million within operating expenses for the elimination of a deferred statutory profit sharing liability, net as a result of the organizational restructuring during the period.

(ii)	During 2011, the Company recognized a pre-tax gain of $25.6 million within operating expenses for insurance recoveries related to 2010 hurricane damage.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
CORPORATE OVERVIEW
Kansas City Southern, a Delaware corporation, is a transportation holding company that has railroad investments in the U.S., Mexico and Panama. In the U.S., the Company serves the central and south central U.S. Its international holdings serve northeastern and central Mexico and the port cities of Lazaro Cardenas, Tampico and Veracruz, and a fifty percent interest in Panama Canal Railway Company provides ocean-to-ocean freight and passenger service along the Panama Canal. KCS’s North American rail holdings and strategic alliances are primary components of a NAFTA railway system, linking the commercial and industrial centers of the U.S., Canada and Mexico. Its principal subsidiaries and affiliates include the following:

•	The Kansas City Southern Railway Company (“KCSR”), a wholly-owned subsidiary;

•	Kansas City Southern de México, S.A. de C.V. (“KCSM”), a wholly-owned subsidiary;

•	Mexrail, Inc. (“Mexrail”), a wholly-owned consolidated subsidiary; which, in turn, wholly owns The Texas Mexican Railway Company (“Tex-Mex”);

•	Meridian Speedway, LLC (“MSLLC”), a seventy percent-owned consolidated affiliate;

•	KCSM Servicios, S.A. de C.V. (“KCSM Servicios”), a wholly-owned subsidiary;

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
EXECUTIVE SUMMARY
2012 Financial Overview
In 2012, the Company recognized record-high volumes and revenues. Record-breaking revenues of $2.2 billion were driven by strong growth in automotive and intermodal traffic. As revenues grew in most of the business units during the year, the Company’s continued focus on operating expense control resulted in operating expenses as a percentage of revenues of 68.0%.
Revenues in 2012 increased 7% over 2011, driven primarily by positive pricing impacts, increased carloads/unit volumes and fuel surcharge, partially offset by the effect of fluctuations in the value of the Mexican peso against the U.S. dollar for revenues denominated in Mexican pesos. Operating expenses increased 2% compared to the same period in 2011 due primarily to higher diesel fuel prices and volumes. In addition, in 2011, the Company recognized a $25.6 million pre-tax gain on insurance recoveries within operating expenses as a result of the settlement of an insurance claim related to the 2010 hurricane damage. These increases were partially offset by a $43.0 million net reduction to operating expense due to the elimination of a deferred statutory profit sharing liability as a result of the organizational restructuring in the second quarter of 2012 and the effect of fluctuations in the value of the Mexican peso against the U.S. dollar for operating expenses denominated in Mexican pesos.
KCSM’s revenues and operating expenses are affected by fluctuations in the value of the Mexican peso against the U.S. dollar. Based on the volume of revenue and expense transactions denominated in Mexican pesos, revenue and expense fluctuations generally offset, with insignificant net impacts to operating income.
The Company reported 2012 earnings of $3.43 per diluted share on consolidated net income attributable to Kansas City Southern and subsidiaries of $377.3 million for the year ended December 31, 2012, compared to annual earnings of $3.00 per diluted share on consolidated net income attributable to Kansas City Southern and subsidiaries of $330.3 million for 2011.
During 2012, the Company’s Board of Directors declared quarterly cash dividends of $0.195 per share on its common stock.
During the past three years, KCS has consistently focused on opportunities to refinance or repay outstanding debt and strengthen its financial position. These efforts reduced interest expense for the year ended December 31, 2012 by $28.7 million compared to the prior year. Additionally during 2012, the Company further strengthened its financial position and flexibility by amending its KCSR and KCSM revolver facilities which extended the maturity dates, eliminated or modified a number of restrictive covenants in its facilities in order to achieve consistency between its facilities and firms with investment grade ratings, and allows for the facilities to convert from secured to unsecured obligations upon attainment of investment grade credit ratings. In the fourth quarter of 2012, the KCSR credit facility converted from a secured to an unsecured obligation.

RESULTS OF OPERATIONS
Year Ended December 31, 2012, compared with the Year Ended December 31, 2011
The following summarizes KCS’s consolidated income statement components (in millions):

	2012	2011	Change Dollars
Revenues	$2,238.6	$2,098.3	$140.3
Operating expenses	1,522.7	1,486.7	36.0
Operating income	715.9	611.6	104.3
Equity in net earnings of unconsolidated affiliates	19.3	18.2	1.1
Interest expense	(100.4)	(129.1)	28.7
Debt retirement costs	(20.1)	(38.7)	18.6
Foreign exchange gain (loss)	2.7	(9.2)	11.9
Other income (expense), net	(1.0)	2.2	(3.2)
Income before income taxes	616.4	455.0	161.4
Income tax expense	237.0	123.1	113.9
Net income	379.4	331.9	47.5
Less: Net income attributable to noncontrolling interest	2.1	1.6	0.5
Net income attributable to Kansas City Southern and subsidiaries	$377.3	$330.3	$47.0

Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
Chemical and petroleum	$410.3	$396.3	4%	246.8	252.1	(2%)	$1,662	$1,572	6%
Industrial and consumer products	551.1	503.6	9%	336.1	326.6	3%	1,640	1,542	6%
Agriculture and minerals	400.5	415.6	(4%)	218.9	238.6	(8%)	1,830	1,742	5%
Energy (i)	312.8	317.4	(1%)	292.4	312.0	(6%)	1,070	1,017	5%
Intermodal	306.5	251.8	22%	914.2	798.8	14%	335	315	6%
Automotive	174.4	139.2	25%	103.7	85.6	21%	1,682	1,626	3%
Carload revenues, carloads and units	2,155.6	2,023.9	7%	2,112.1	2,013.7	5%	$1,021	$1,005	2%
Other revenue	83.0	74.4	12%
Total revenues (ii)	$2,238.6	$2,098.3	7%

(ii) Included in revenues:
Fuel surcharge	$282.1	$244.6

(i) Effective January 1, 2012, the Company established the Energy commodity group, which includes the previous Coal commodity group and certain amounts previously included within the Agriculture and minerals and Chemical and petroleum commodity groups. Prior period amounts have been reclassified to conform to the current year presentation.

Freight revenues include both revenue for transportation services and fuel surcharges. For the year ended December 31, 2012, revenues increased $140.3 million compared to the prior year, primarily due to positive pricing impacts, increased carloads/unit volumes and fuel surcharge, partially offset by the effect of fluctuations in the value of the Mexican peso against the U.S. dollar for revenues denominated in Mexican pesos. Revenue per carload/unit increased by 2% for the year ended December 31, 2012, compared to the prior year, reflecting commodity mix.
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
The following discussion provides an analysis of revenues by commodity group:
Revenues by commodity
group for 2012

Chemical and petroleum. Revenues increased $14.0 million for the year ended December 31, 2012, compared to 2011, primarily due to increases in pricing and fuel surcharge, partially offset by decreases in volume and fluctuations in the value of the Mexican peso against the U.S. dollar. Revenues increased due to positive pricing impacts for plastics, gases and chemicals used to manufacture glass and other industrial products. Petroleum volumes decreased primarily due to a customer’s lost business.

Revenues by commodity
group for 2012

Industrial and consumer products. Revenues increased $47.5 million for the year ended December 31, 2012, compared to 2011, primarily due to increases in pricing, volume and fuel surcharge. Metals and scrap revenues grew primarily due to increases in pricing and high demand for slab and steel coil driven by strength in the automotive and oil and gas industries. Paper product revenue increased primarily due to improved pricing.

Agriculture and minerals. Revenues decreased $15.1 million for the year ended December 31, 2012, compared to 2011, primarily due to decreases in volume and fluctuations in the value of the Mexican peso against the U.S. dollar, partially offset by increases in pricing and fuel surcharge. Food products volumes decreased due to lost cross border corn syrup business and lower dried distillers grain volume. In addition, ores and minerals volumes decreased primarily due to a customer’s lost business and grain volumes decreased primarily as a result of the severe drought conditions experienced in the United States.

Stone, Clay, & Glass 7%
Ores & Minerals 5%
Grain 53%
Food Products 35%

Energy. Revenues decreased $4.6 million for the year ended December 31, 2012, compared to 2011, primarily due to a decrease in volume and fluctuations in the value of the Mexican peso against the U.S. dollar, partially offset by increases in pricing and fuel surcharge. Utility coal revenues decreased due to a reduction in demand as a result of utility maintenance outages, historic low natural gas prices and a warmer than average winter. Frac sand volumes and pricing increased as a result of new business and a strong demand due to higher crude oil prices. Crude oil volume increased as a result of higher demand for domestic crude oil delivered by rail.

Frac Sand
16%
Crude Oil
5%
Coal &
Petroleum
Coke
11%
Utility
Coal
68%

Intermodal. Revenues increased $54.7 million for the year ended December 31, 2012, compared to 2011, primarily due to increases in volume due to strong cross border auto parts business, conversion of truck traffic to rail and Trans-Pacific imports via the Port of Lazaro Cardenas.
Automotive. Revenues increased $35.2 million for the year ended December 31, 2012, compared to 2011, primarily due to increases in volume and pricing, partially offset by fluctuations in the value of the Mexican peso against the U.S. dollar. The increase was driven by strong year over year growth in North American automobile sales for Original Equipment Manufacturers, increased import/export volume through the Port of Lazaro Cardenas and increased length of haul through new cross border vehicle routings.

Operating Expenses
Operating expenses, as shown below (in millions), increased $36.0 million for the year ended December 31, 2012, when compared to the same period in 2011, primarily due to the gain on insurance recoveries recognized in 2011 related to the 2010 hurricane damage, higher diesel fuel prices and carload/unit volumes. These increases were partially offset by the elimination of the deferred Mexican statutory profit sharing liability as a result of the organizational restructuring in 2012. In addition, increases in operating expenses for the year ended December 31, 2012, compared to the same period in 2011, were partially offset by the fluctuations in the value of the Mexican peso against the U.S. dollar for operating expenses denominated in Mexican pesos.

			Change
	2012	2011	Dollars	Percent
Compensation and benefits	$430.5	$423.8	$6.7	2%
Purchased services	219.8	204.8	15.0	7%
Fuel	359.6	346.5	13.1	4%
Equipment costs	167.1	172.0	(4.9)	(3%)
Depreciation and amortization	198.8	186.2	12.6	7%
Materials and other	189.9	179.0	10.9	6%
Elimination of deferred statutory profit sharing liability, net	(43.0)	—	(43.0)	100%
Gain on insurance recoveries related to hurricane damage	—	(25.6)	25.6	(100%)
Total operating expenses	$1,522.7	$1,486.7	$36.0	2%
Compensation and benefits. Compensation and benefits increased $6.7 million for the year ended December 31, 2012, compared to 2011, primarily due to increased incentive compensation expense, annual salary and benefit rate increases and increased carload/unit volumes. These increases were partially offset by reduced Mexican statutory profit sharing expense as a result of the organizational restructuring in the second quarter of 2012, and the fluctuations in the value of the Mexican peso against the U.S. dollar.
Purchased services. Purchased services increased $15.0 million for the year ended December 31, 2012, compared to 2011, due to higher joint facility income recognized in the second half of 2011 as a result of non-recurring usage of certain trackage rights and increases in volume-sensitive costs, primarily joint facility expenses and security services.
Fuel. Fuel expense increased $13.1 million for the year ended December 31, 2012, compared to 2011, primarily due to higher diesel fuel prices and higher consumption. These increases were partially offset by the fluctuations in the value of the Mexican peso against the U.S. dollar and improved fuel efficiency. The net average fuel price per gallon increased by approximately 4% in 2012 as compared to 2011.
Equipment costs. Equipment costs decreased $4.9 million for the year ended December 31, 2012, compared to 2011, primarily due to lower locomotive lease expense due to the acquisition of 75 locomotives during the third quarter of 2011, which were previously leased by the Company under an operating lease agreement. This decrease was partially offset by an increase in the use of other railroads’ freight cars due to increased traffic volumes.
Depreciation and amortization. Depreciation and amortization increased $12.6 million for the year ended December 31, 2012, compared to 2011, primarily due to a larger asset base.
Materials and other. Materials and other increased $10.9 million for the year ended December 31, 2012, compared to 2011, primarily due to the recognition of a larger reduction in the personal injury liability during the year ended December 31, 2011, as compared to the same period in 2012, and increases in concession duty expense, employee expenses, bulk-handling facility expense and property tax expense. These increases were partially offset by lower casualty expense. KCSM paid concession duty expense of 0.5% of gross revenues for the first 15 years of the Concession period, and on June 24, 2012, KCSM began paying 1.25% of gross revenues, which is effective for the remaining years of the Concession.

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
Gain on insurance recoveries related to hurricane damage. In the third quarter of 2011, the Company settled its insurance claims related to the 2010 hurricane damage and recognized a $25.6 million gain on insurance recoveries which primarily represented the recovery of lost profits and the replacement value of property in excess of its carrying value, net of the self-insured retentions.

Non-Operating Expenses
Equity in net earnings of unconsolidated affiliates. Equity in net earnings from unconsolidated affiliates increased $1.1 million for the year ended December 31, 2012, compared to 2011. Significant components of this change were as follows:

•	Equity in earnings of Southern Capital increased by $0.6 million for the year ended December 31, 2012, compared to 2011, primarily due to increased gain on sale of assets.

•	Equity in earnings of FTVM increased by $0.4 million for the year ended December 31, 2012, compared to 2011, primarily due to an increase in volumes.
Interest expense. Interest expense decreased $28.7 million for the year ended December 31, 2012, compared to 2011, primarily due to lower average interest rates as a result of the Company’s refinancing activities and the redemption of the 13.0% senior unsecured notes due December 15, 2013 (the “13.0% Senior Notes”) on December 15, 2011.
Debt retirement costs. Debt retirement costs were $20.1 million and $38.7 million for the years ended December 31, 2012 and 2011, respectively. During the fourth quarter of 2012, KCSR and KCSM entered into amended and restated credit agreements and recognized $2.1 million in debt issuance costs related to the amended credit agreements. On June 1, 2012, the Company redeemed the remaining $100.3 million principal amount of the outstanding 8.0% Senior Notes due June 1, 2015 (the “8.0% Senior Notes”), issued by KCSR, and recognized debt retirement costs of $5.1 million related to the call premium and the write-off of unamortized debt issuance costs. On February 24, 2012, KCSR purchased $174.7 million principal amount of the 8.0% Senior Notes, and recognized debt retirement costs of $12.9 million related to the tender premium and the write-off of unamortized debt issuance costs. On December 15, 2011, the Company redeemed all of the outstanding $123.5 million aggregate principal amount of the 13.0% Senior Notes and recognized $24.5 million in debt retirement costs related to the call premium and the write-off of unamortized debt issuance costs. On July 12, 2011, KCSR entered into an amended and restated credit agreement and wrote off $3.9 million in unamortized debt issuance costs related to the previous credit agreement. During 2011, KCSM purchased and redeemed the remaining $32.4 million principal amount of its 7 5/8% senior unsecured notes due December 1, 2013 (the “7 5/8% Senior Notes”) and all of the outstanding $165.0 million aggregate principal amount of its 7 3/8% senior unsecured notes due June 1, 2014 (the “7 3/8% Senior Notes”). KCSM recognized associated debt retirement cost of $10.3 million related to the call and tender premiums and the write-off of unamortized debt issuance costs.
Foreign exchange. Fluctuations in the value of the Mexican peso against the U.S. dollar for the years ended December 31, 2012 and 2011 resulted in a foreign exchange gain of $2.7 million and a foreign exchange loss of $9.2 million, respectively.
Other income (expense), net. Other income (expense), net, decreased $3.2 million for the year ended December 31, 2012 compared to the same period in 2011, primarily due to lower miscellaneous income.
Income tax expense. Income tax expense increased $113.9 million for the year ended December 31, 2012, compared to 2011, due to higher pre-tax income and a higher effective tax rate primarily due to foreign exchange rate fluctuations. The increase in the effective tax rate was partially offset by the reduction of a deferred tax asset valuation allowance in 2012 related to state net operating losses. The effective income tax rate was 38.4% and 27.1% for the years ended December 31, 2012 and 2011, respectively.

Year Ended December 31, 2011, compared with the Year Ended December 31, 2010
The following summarizes KCS’s consolidated income statement components (in millions):

	2011	2010	Change Dollars
Revenues	$2,098.3	$1,814.8	$283.5
Operating expenses	1,486.7	1,328.3	158.4
Operating income	611.6	486.5	125.1
Equity in net earnings of unconsolidated affiliates	18.2	19.7	(1.5)
Interest expense	(129.1)	(158.1)	29.0
Debt retirement costs	(38.7)	(68.3)	29.6
Foreign exchange gain (loss)	(9.2)	4.7	(13.9)
Other income, net	2.2	4.7	(2.5)
Income before income taxes	455.0	289.2	165.8
Income tax expense	123.1	109.2	13.9
Net income	331.9	180.0	151.9
Less: Net income (loss) attributable to noncontrolling interest	1.6	(0.2)	1.8
Net income attributable to Kansas City Southern and subsidiaries	$330.3	$180.2	$150.1

Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
Chemical and petroleum	$396.3	$362.2	9%	252.1	248.5	1%	$1,572	$1,458	8%
Industrial and consumer products	503.6	426.7	18%	326.6	309.9	5%	1,542	1,377	12%
Agriculture and minerals	415.6	405.5	2%	238.6	251.4	(5%)	1,742	1,613	8%
Energy (i)	317.4	263.2	21%	312.0	300.1	4%	1,017	877	16%
Intermodal	251.8	194.2	30%	798.8	678.4	18%	315	286	10%
Automotive	139.2	97.7	42%	85.6	71.1	20%	1,626	1,374	18%
Carload revenues, carloads and units	2,023.9	1,749.5	16%	2,013.7	1,859.4	8%	$1,005	$941	7%
Other revenue	74.4	65.3	14%
Total revenues (ii)	$2,098.3	$1,814.8	16%

(ii) Included in revenues:
Fuel surcharge	$244.6	$156.1

(i) Effective January 1, 2012, the Company established the Energy commodity group, which includes the previous Coal commodity group and certain amounts previously included within the Agriculture and minerals and Chemical and petroleum commodity groups. Prior period amounts have been reclassified to conform to the current year presentation.

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
The following discussion provides an analysis of revenues by commodity group:
Revenues by commodity
group for 2011

Chemical and petroleum. Revenues increased $34.1 million for the year ended December 31, 2011, compared to 2010, primarily due to increases in pricing, fuel surcharges, and volume. In the first three quarters of the year, petroleum revenues increased due to a Mexican government initiated oil export program that began in 2010 and effectively increased length of haul. Additionally, petroleum revenues increased due to higher volumes of crude oil refined in the Gulf due to increased demand from domestic oil sources. During this time period, revenues increased in plastics and chemicals used to manufacture glass and paint as a result of continuing growth in the automotive industry. However, volumes in the fourth quarter of 2011 were impacted due to temporary customer outages and inventory destocking.

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

Agriculture and minerals. Revenues increased $10.1 million for the year ended December 31, 2011, compared to 2010, primarily due to increases in pricing and fuel surcharge. These increases were partially offset by a decrease in grain volume and average length of haul in the first quarter of 2011 as traffic patterns shifted due to a decline in cross border traffic into Mexico as availability of crops from a strong Mexico harvest was sufficient to meet the local demand.

Stone, Clay, & Glass 6%
Ores & Minerals 7%
Grain 51%
Food Products 36%

Revenues by commodity
group for 2011

Energy. Revenues increased $54.2 million for the year ended December 31, 2011, compared to 2010, primarily due to increases in pricing, fuel surcharge and volume. Revenues to existing electric generation customers increased due to re-pricing of coal contracts in the second half of 2010.

Frac Sand
10%
Crude Oil
1%
Coal &
Petroleum
Coke
12%
Utility
Coal
77%

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

Operating Expenses
Operating expenses, as shown below (in millions), increased $158.4 million for the year ended December 31, 2011, when compared to the same period in 2010, primarily due to higher volumes, increases in fuel prices and compensation and benefit rates. These increases were partially offset by the gain on insurance recoveries related to the 2010 hurricane damage recognized in 2011. The effect of fluctuations in the value of the Mexican peso against the U.S. dollar was not significant.

			Change
	2011	2010	Dollars	Percent
Compensation and benefits	$423.8	$369.3	$54.5	15%
Purchased services	204.8	189.1	15.7	8%
Fuel	346.5	263.6	82.9	31%
Equipment costs	172.0	162.4	9.6	6%
Depreciation and amortization	186.2	184.9	1.3	1%
Materials and other	179.0	159.0	20.0	13%
Gain on insurance recoveries related to hurricane damage	(25.6)	—	(25.6)	100%
Total operating expenses	$1,486.7	$1,328.3	$158.4	12%
Compensation and benefits. Compensation and benefits increased $54.5 million for the year ended December 31, 2011, compared to 2010, primarily due to annual salary and benefit rate increases and increased carload/unit volumes. In addition, in the third quarter of 2010, the Company recorded a decrease of $6.2 million in its postemployment benefit obligations as a result of the completion of negotiations with the Mexican labor union.
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

Fuel. Fuel expense increased $82.9 million for the year ended December 31, 2011, compared to 2010, primarily due to higher diesel fuel prices as the net average fuel price per gallon increased by approximately 22%, and higher consumption due to an increase in carload/unit volumes.
Equipment costs. Equipment costs increased $9.6 million for the year ended December 31, 2011, compared to 2010 primarily due to the increase in the use of other railroads’ freight cars due to increased traffic volumes. These increases were partially offset by lower locomotive lease expense primarily due to the acquisition of 75 locomotives during the third quarter of 2011, which were previously leased by the Company under an operating lease agreement.
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
Materials and other. Materials and other increased $20.0 million for the year ended December 31, 2011, compared to 2010, primarily due to higher materials and supplies expense and casualty expense.
Gain on insurance recoveries related to hurricane damage. In the third quarter of 2011, the Company settled its insurance claims related to the 2010 hurricane damage and recognized a $25.6 million gain on insurance recoveries which primarily represents the recovery of lost profits and the replacement value of property in excess of its carrying value, net of the self-insured retentions.

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
Debt retirement costs. Debt retirement costs were $38.7 million and $68.3 million for the years ended December 31, 2011 and 2010, respectively. On December 15, 2011, the Company redeemed all of the outstanding $123.5 million aggregate principal amount of the 13.0% Senior Notes and recognized $24.5 million in debt retirement costs related to the call premium and the write-off of unamortized debt issuance costs. On July 12, 2011, KCSR entered into an amended and restated credit agreement and wrote off $3.9 million in unamortized debt issuance costs related to the previous credit agreement. During 2011, KCSM purchased and redeemed the remaining $32.4 million principal amount of its 7 5/8% Senior Notes and all of the outstanding $165.0 million aggregate principal amount of its 7 3/8% Senior Notes. KCSM recognized associated debt retirement cost of $10.3 million related to the call and tender premiums and the write-off of unamortized debt issuance costs. On December 20, 2010, KCSM purchased $142.6 million principal amount of the 7 5/8% Senior Notes and $31.9 million principal amount of the 12 1/2% senior unsecured notes due April 1, 2016 (the “12 1/2% Senior Notes”) and recognized debt retirement costs of $19.0 million related to the tender premiums and the write-off of unamortized debt issuance costs and original issue discount. On September 30, 2010, KCSM redeemed the remaining $63.7 million principal amount of the 9 3/8% senior unsecured notes due May 1, 2012 (the “9 3/8% Senior Notes”) and recognized debt retirement costs of $1.9 million related to the call premium and the write-off of unamortized debt issuance costs. On June 4, 2010 the Company redeemed $66.5 million principal amount of the 13.0% Senior Notes issued by KCSR, $70.0 million principal amount of the 12 1/2% Senior Notes issued by KCSM and $100.0 million principal amount of the 9 3/8% Senior Notes issued by KCSM, and paid $19.7 million of call premiums and other expenses related to the redemptions. In addition, the Company wrote-off $12.8 million of unamortized debt issuance costs and original issue discounts associated with the redemption of the notes. In the first quarter of 2010, KCSM purchased $296.3 million of the 9 3/8% Senior Notes. The Company recorded debt retirement costs of $14.9 million related to the tender premium and the write-off of unamortized debt issuance costs.
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
Income tax expense. Income tax expense increased $13.9 million for the year ended December 31, 2011, compared to 2010, due to higher pre-tax income partially offset by a lower effective income tax rate. The effective income tax rate was 27.1% and 37.8% for the years ended December 31, 2011 and 2010, respectively. The decrease in the effective tax rate was due to foreign exchange rate fluctuations, partially offset by the recognition of a tax benefit in 2010 for the reduction of a deferred tax asset valuation allowance in Mexico.

LIQUIDITY AND CAPITAL RESOURCES
Overview
In recent years, KCS has improved its financial strength and flexibility by decreasing leverage, extending debt maturities, increasing liquidity and reducing interest expense and preferred stock dividends. In 2012, KCS completed an amendment to its KCSR and KCSM credit facilities which extended the maturity dates, eliminated or modified a number of restrictive covenants in its facilities in order to achieve consistency between its facilities and firms with investment grade ratings, and allows for the facilities to convert from secured to unsecured obligations upon attainment of investment grade credit ratings.
Though KCS’s cash flows from operations are sufficient to fund operations, capital expenditures, debt service and dividends, the Company may, from time to time, use external sources of cash (principally bank debt, public and private debt, and leases) to refinance existing indebtedness and to fund new investments and equipment additions. On December 31, 2012, total available liquidity (the unrestricted cash balance plus revolving credit facility availability) was $467.3 million, compared to available liquidity at December 31, 2011 of $422.4 million. As of December 31, 2012, the total cash and cash equivalents held outside of the U.S. in foreign subsidiaries was $38.7 million. This cash is available to fund company operations without incurring additional income taxes.
During 2012, the Company’s Board of Directors declared quarterly cash dividends of $0.195 per share on its common stock. On January 28, 2013, the Company’s Board of Directors declared a cash dividend of $0.215 per share payable on April 3, 2013, to common stockholders of record as of March 11, 2013. Subject to the discretion of the Board of Directors, capital availability and a determination that cash dividends continue to be in the best interest of its stockholders, the Company intends to pay a quarterly dividend on an ongoing basis.
The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to debt and equity capital markets, and other available financing resources will be sufficient to fund anticipated operating expenses, capital expenditures, debt service costs, dividends and other commitments in the foreseeable future.
KCS’s primary sources of liquidity are cash flows generated from operations, borrowings under its revolving credit facilities and access to debt and equity capital markets. Although KCS has had adequate access to the capital markets, the financial terms under which funding has been obtained contain restrictive covenants which limit or preclude certain actions, including among others, creating or suffering to exist additional liens, selling certain assets, and engaging in mergers and consolidations transactions. The KCSM revolving credit facility contains additional negative covenants, including but not limited to, KCSM's ability to freely deploy proceeds in excess of pre-defined thresholds from insurance settlements or asset sales, make certain investments, engage in transactions with stockholders and affiliates, or engage in sale-leaseback transactions. The first of the aforementioned negative covenants terminates upon conversion of KCSM's revolving credit facility from secured to unsecured upon KCSM's attainment of investment grade credit ratings from at least two of the three primary rating agencies. Though these covenants may restrict or prohibit certain activities, the covenants contain a number of qualifications, thresholds and exceptions that provide the Company with what management believes is a sufficient degree of flexibility to conduct its operations. The Company was in compliance with all of its debt covenants as of December 31, 2012.

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
Three credit rating agencies provide their views of the Company’s outlook and ratings. In the third quarter of 2012, Fitch Ratings (“Fitch”) initiated coverage of KCS and KCSR and assigned an investment grade rating to the KCSR Credit Agreement. Fitch also assigned an investment grade Issuer Default Rating (“IDR”) to KCS and KCSR. In addition, Fitch upgraded KCSM’s IDR and senior unsecured debt rating to investment grade. Standard & Poor’s Rating Services (“S&P”) rates the unsecured KCSR Credit Agreement and secured KCSM Agreement as investment grade but the remaining debt, preferred stock and corporate credit of KCS, KCSR and KCSM as non-investment grade. In the fourth quarter of 2012, Moody’s Investor Service (“Moody’s”) upgraded KCSR’s senior unsecured debt to investment grade, assigned an investment grade rating to the unsecured KCSR Credit Agreement, and upgraded the rating on the secured KCSM Agreement to investment grade. Moody’s rates the remaining debt and corporate credit of KCSM as non-investment grade. Ratings and outlooks change from time to time and can be found on the websites of S&P, Moody’s and Fitch.
Cash Flow Information and Contractual Obligations
Summary cash flow data follows (in millions):

	2012	2011	2010
Cash flows provided by (used for):
Operating activities	$673.2	$638.0	$496.3
Investing activities	(551.9)	(510.4)	(311.5)
Financing activities	(121.1)	(140.6)	(216.9)
Net increase (decrease) in cash and cash equivalents	0.2	(13.0)	(32.1)
Cash and cash equivalents beginning of year	72.4	85.4	117.5
Cash and cash equivalents end of year	$72.6	$72.4	$85.4
During 2012, cash and cash equivalents increased $0.2 million as increased cash flows from operating activities were used to fund investing activities, to refinance and reduce outstanding debt and to pay dividends on common stock. During 2011, cash and cash equivalents decreased $13.0 million, as increased cash flows from operating activities were used to fund investing activities and to refinance and reduce outstanding debt.
Operating Cash Flows. Net operating cash flows for 2012 increased $35.2 million to $673.2 million. The increase in operating cash flows was primarily a result of increased net income. The increase was partially offset by insurance proceeds of $40.2 million related to hurricane damage received during 2011. Net operating cash flows for 2011 increased $141.7 million to $638.0 million. The increase in operating cash flows was primarily a result of increased net income from positive pricing impacts, higher carload/unit volumes and the receipt of insurance proceeds related to the 2010 hurricane damage. These increases were partially offset by changes in working capital items, resulting mainly from the timing of certain payments and receipts.
Investing Cash Flows. Net investing cash outflows were $551.9 million and $510.4 million during 2012 and 2011, respectively. This $41.5 million increase was primarily due to an increase in capital expenditures and insurance proceeds related to the 2010 hurricane damage received during 2011. Insurance proceeds recognized in investing cash flows were related to proceeds from property damage. All other insurance proceeds related to hurricane damage were recognized in operating cash flows. Net investing cash outflows for 2011 increased $198.9 million as compared to 2010, primarily due to an increase in capital expenditures, partially offset by the insurance proceeds relating to the 2010 hurricane damage and the acquisition of an intermodal facility in 2010.

Financing Cash Flows. Financing cash inflows were generated from the issuance of long-term debt, proceeds from common stock offerings and proceeds from the issuance of common stock under employee stock plans. Financing cash outflows were used for the repayment of debt, the payment of dividends and the payment of debt costs. Financing cash flows for 2012, 2011, and 2010 are discussed in more detail below:

•
Net financing cash outflows for 2012 were $121.1 million. During 2012, the Company paid dividends of $86.1 million, repaid $375.9 million of outstanding debt and paid $22.1 million in debt costs. During the same period, the Company received net proceeds of $329.6 million from additional term loan advances and financing completed in 2012 for locomotives purchased in the fourth quarter of 2011.

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

Contractual Obligations. The following table outlines the material obligations and commitments as of December 31, 2012 (in millions):

	Payments Due by Period				More than 5 years
	Total	Less Than 1 Year	1-3 Years	3-5 Years
Long-term debt (including interest and capital lease obligations)	$2,150.7	$150.0	$343.5	$457.4	$1,199.8
Operating leases	715.7	118.3	198.3	139.9	259.2
Obligations due to uncertainty in income taxes	3.6	—	—	1.7	1.9
Capital expenditure obligations (i)	643.3	111.5	248.7	283.1	—
Other contractual obligations (ii)	616.3	178.3	177.4	116.3	144.3
Total	$4,129.6	$558.1	$967.9	$998.4	$1,605.2
_____________________

(i)	Capital expenditure obligations include minimum capital expenditures under the KCSM Concession agreement and other regulatory requirements.

(ii)	Other contractual obligations include purchase commitments and certain maintenance agreements.
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
The Company is party to eighteen utilization leases covering 2,446 railcars where car hire revenue as defined in the lease agreements is shared between the lessor and the Company. The leases expire at various times through 2024. Amounts that may be due to lessors under these utilization leases vary from month to month based on car hire rental with the minimum monthly cost to the Company being zero. Accordingly, the utilization leases have been excluded from contractual obligations above.
The SCT requires KCSM to submit a five year capital expenditures plan every five years. The next five year plan was submitted in 2012 for the years 2013 — 2017. KCSM expects to continue capital spending at current levels in future years and will continue to have capital expenditure obligations past 2017, which are not included in the table above.
Off-Balance Sheet Arrangements
On November 2, 2007, PCRC completed an offering of $100.0 million of 7.0% senior secured notes due November 1, 2026 (the “Notes”). The Notes are senior obligations of PCRC, secured by certain assets of PCRC. KCS has pledged its shares of PCRC as security for the Notes. The Notes are otherwise non-recourse to KCS. The Company has agreed, along with Mi-Jack Products, Inc. (“Mi-Jack”), the other 50% owner of PCRC, to each fund one-half of any debt service reserve or liquidity reserve (reserves which are required to be established by PCRC in connection with the issuance of the Notes). As of December 31, 2012, the Company’s portion of these reserves was $5.3 million. The Company has issued a standby letter of credit in the amount of $5.3 million. The Company also has issued two irrevocable standby letters of credit totaling approximately $0.4 million to fulfill the Company’s fifty percent guarantee of additional equipment loans at PCRC.
Capital Expenditures
KCS has funded, and expects to continue to fund capital expenditures with operating cash flows, debt and equity financing and equipment leases.
The following table summarizes capital expenditures by type for the years ended December 31, 2012, 2011, and 2010 respectively (in millions):

	2012	2011	2010
Roadway capital program	$293.7	$273.8	$224.9
Locomotive acquisitions (ii)	71.1	173.7	—
Equipment (i)	67.6	15.7	12.8
Capacity	51.4	25.7	10.1
Information technology	8.6	14.3	12.0
Other	30.3	87.5	60.0
Total capital expenditures (accrual basis)	522.7	590.7	319.8
Locomotives financed under operating lease buyout (ii)	—	(91.1)	—
Change in capital accruals	17.3	(4.6)	(32.5)
Total cash capital expenditures	$540.0	$495.0	$287.3

(i)	In 2012, KCSR paid $19.6 million to purchase 315 jumbo covered hoppers that were previously leased under an operating lease.

(ii)
In 2011, KCSM entered into five loan agreements with General Electric Capital Corporation (“GE”) to finance approximately 88% of the purchase price of seventy-five locomotives. These locomotives were previously leased by KCSM under an operating lease.

Generally, the Company’s capital program consists of capital replacement. For 2013, internally generated cash flows are expected to fund cash capital expenditures which are currently estimated to be between $500.0 million and $525.0 million.
Property Statistics
The following table summarizes certain property statistics as of December 31:

	2012 (i)	2011 (i)	2010
Track miles of rail installed	133	125	81
Cross ties installed	996,789	777,930	762,228
_____________________

(i)	The increase in the track miles of rail and cross ties installed in 2012 and 2011 primarily reflects the increase in maintenance and capacity expansion activities.

Debt and Capital Structure
The following table summarizes the components of the capital structure (in millions):

	2012	2011
Debt due within one year	$60.2	$36.3
Long-term debt	1,547.6	1,602.8
Total debt	1,607.8	1,639.1
Total equity	3,400.7	3,058.7
Total debt plus total equity	$5,008.5	$4,697.8
KCSR Debt
Revolving Credit Facility and Term Loans. On July 12, 2011, KCS together with KCSR and certain subsidiaries named therein as guarantors (the “Subsidiary Guarantors”), entered into an amended and restated credit agreement (the “2011 KCSR Credit Agreement”) with various lenders. The 2011 KCSR Credit Agreement provided KCSR with (i) a five-and-one-half year $300.0 million term loan credit facility (the “Term Loan Facility”) and (ii) a five-year $200.0 million revolving credit facility consisting of a revolving facility up to $200.0 million (the “Revolving Facility”), a letter of credit facility of $25.0 million (the “Letter of Credit Facility”) and a swing line facility of up to $15.0 million (the “Swing Line Facility”). The Letter of Credit Facility and the Swing Line Facility each constitute usage under the Revolving Facility.
On February 24, 2012, KCS, KCSR and certain other subsidiaries of the Company that guaranty the 2011 KCSR Credit Agreement entered into Amendment No. 1 and Additional Term Advance Agreement (“Amendment No. 1”), which provided for additional Term A advances to KCSR in an aggregate principal amount of $275.0 million (the “Term Loan A-2”) on substantially the same terms as those applicable to the existing Term Loan Facility under the 2011 KCSR Credit Agreement. KCSR borrowed $175.0 million of the Term Loan A-2 on February 24, 2012 and borrowed the remaining $100.0 million of Term Loan A-2 on June 1, 2012. The proceeds of the $275.0 million of borrowings under the Term Loan A-2 and available cash were used to redeem all of KCSR’s 8.0% senior unsecured notes due June 1, 2015 (the “8.0% Senior Notes”).
On November 21, 2012, KCS, KCSR and certain other subsidiaries of the Company that guaranty the 2011 KCSR Credit Agreement entered into a second amended and restated credit agreement (the “2012 KCSR Credit Agreement”), which eliminated or modified a number of restrictive covenants in KCSR’s facilities in order to achieve consistency between KCSR and firms with investment grade credit ratings. The amendment also included a “fall-away collateral” provision whereby KCSR’s facilities would convert from secured to unsecured obligations if investment grade senior unsecured debt ratings were assigned by at least two of the three primary rating agencies. On November 21, 2012, subsequent to the closing of the 2012 KCSR Credit Agreement, KCSR’s senior unsecured debt rating was upgraded to investment grade by Moody’s Investor Service (“Moody’s”). This action, combined with investment grade ratings previously assigned to KCSR by Fitch Ratings (“Fitch”), triggered the “fall-away collateral” provision and KCSR facilities became unsecured obligations. In the event that KCSR’s senior unsecured debt ratings subsequently fall below investment grade at all three primary rating agencies, collateral would be re-pledged and the facilities would revert to secured obligations. The amendment also incorporates a change in the pricing grid for the Term Loan Facility and the Revolving Facility in the event that KCSR achieves a senior unsecured debt rating of BBB/Baa2 or higher by at least two of the three primary rating agencies. In that event, the floating interest rates paid by KCSR on the Term Loan Facility and the Revolving Facility would thereafter be determined by KCSR’s senior unsecured credit rating rather than by KCSR’s leverage ratio as is the case currently. Depending on KCSR’s credit rating during the life of the 2012 KCSR Credit Agreement, the margin KCSR would pay above the London Interbank Offered Rate (“LIBOR”) at any point would be equal to or lower than the currently-applicable margin of 1.50%. This provision does not affect the interest rate on the Term Loan A-2, which remains fixed at the LIBOR plus a margin of 1.25% regardless of KCSR’s leverage ratio or credit rating. In addition to the amendment, KCSR extended the maturities of its Revolving Facility from July 15, 2016, to November 15, 2017, and the Term Loan Facility and Term Loan A-2 from January 15, 2017 to May 15, 2018. KCSR is required to make quarterly principal payments on the term loan facilities.
KCS and KCSR gave certain representations and warranties that are customary for credit agreements of this type. The 2012 KCSR Credit Agreement also contains affirmative and negative covenants that are customary for credit agreements of this type, including financial maintenance covenants related to a leverage ratio and an interest coverage ratio as defined in the 2012

KCSR Credit Agreement. Similarly, events of default under the 2012 KCSR Credit Agreement are customary for transactions of this type and include, without limitation, non-payment of obligations; breach of any representation or warranty; non-performance of covenants and obligations; default on other indebtedness; certain judgments rendered; a change in control shall occur; bankruptcy or insolvency of KCS, KCSR, any restricted subsidiary or any Subsidiary Guarantor; and an impairment of security (if any). The occurrence of an event of default could result in the acceleration of the repayment of any outstanding principal balance of the term loan facilities and the Revolving Facility.
During the first quarter of 2012, the Company repaid the December 31, 2011 outstanding balance of $50.0 million on KCSR’s revolving credit facility. As of December 31, 2012, KCSR had $194.7 million available under the Revolving Facility, with no outstanding borrowings and a $5.3 million standby letter of credit issued and outstanding.
8.0% Senior Notes. On May 30, 2008, KCSR issued $275.0 million principal amount of 8.0% Senior Notes due June 1, 2015, which bore interest semiannually at a fixed annual rate of 8.0%. The 8.0% Senior Notes were redeemable in whole or in part prior to June 1, 2012 by paying the greater of either 101% of the principal amount or the principal amount plus a “make whole” premium and in whole or in part on and after June 1, 2012, at the following redemption prices (expressed as a percentage of principal amount) plus any accrued and unpaid interest: 2012 —104%, 2013 — 102% and 2014 — 100%.
On January 25, 2012, pursuant to an offer to purchase and related solicitation of consents, KCSR commenced a cash tender offer for all of its $275.0 million outstanding aggregate principal amount of 8.0% Senior Notes, and a consent solicitation to amend the related indenture (the “Proposed Amendments”) to eliminate substantially all of the restrictive covenants contained therein. In conjunction with receiving the requisite consents, on February 13, 2012, the Company entered into the First Supplemental Indenture to effect the Proposed Amendments, which became operative on February 24, 2012.
On February 24, 2012, KCSR purchased $174.7 million principal amount of the tendered 8.0% Senior Notes in accordance with the terms and conditions of the tender offer set forth in the offer to purchase using the proceeds received under Amendment No. 1 to the 2011 KCSR Credit Agreement, and available cash. On June 1, 2012, KCSR redeemed the remaining $100.3 million principal amount of the 8.0% Senior Notes using additional proceeds received under Amendment No. 1 to the 2011 KCSR Credit Agreement and cash on hand, at a redemption price of 104% of the principal amount.
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
KCSR RRIF Loan Agreement. On February 21, 2012, KCSR, as borrower, entered into a financing agreement with the United States of America represented by the Secretary of Transportation acting through the Administrator of the Federal Railroad Administration (“FRA”).
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

Tex-Mex Debt
RRIF Loan Agreement. On June 28, 2005, Tex-Mex entered into an agreement with the FRA to borrow $50.0 million to be used for infrastructure improvements in order to accommodate growing freight rail traffic related to the NAFTA corridor. The note bears interest at 4.29% annually and the principal balance amortizes quarterly with a final maturity of July 13, 2030. The loan was made under the Railroad Rehabilitation and Improvement Financing Program administered by the FRA. The loan is guaranteed by Mexrail, which has issued a Pledge Agreement in favor of the lender equal to the gross revenues earned by Mexrail on per-car fees on traffic crossing the International Rail Bridge in Laredo, Texas. In addition, the Company has agreed to guarantee the scheduled principal payment installments due to the FRA from Tex-Mex under the loan agreement on a rolling five-year basis.
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
On September 30, 2011, KCSM entered into an amended and restated credit agreement (the “2011 KCSM Credit Agreement”) with various financial institutions. The 2011 KCSM Credit Agreement increased the revolving credit facility to $200.0 million and extended the maturity to September 30, 2016. The 2011 KCSM Credit Agreement included (i) a revolving credit facility up to $200.0 million (the “KCSM Revolving Facility”), (ii) a letter of credit facility up to $15.0 million (the “KCSM Letter of Credit Facility”), and (iii) a swing line facility up to $15.0 million (the “KCSM Swing Line Facility”). The KCSM Letter of Credit Facility and the KCSM Swing Line Facility each constitute usage under the KCSM Revolving Facility.
On November 29, 2012, KCSM entered into an amended and restated credit agreement (the “2012 KCSM Credit Agreement”) with various financial institutions, which amended and restated the 2011 KCSM Credit Agreement and eliminated or modified a number of restrictive covenants in KCSM’s facility in order to achieve consistency between KCSM and firms with investment grade credit ratings. The amendment also included a “fall-away collateral” provision whereby KCSM’s facility would convert from secured to unsecured obligations if investment grade senior unsecured debt ratings were assigned by at least two of the three primary rating agencies. In the event that KCSM’s senior unsecured debt ratings were subsequently to fall below investment grade at all three primary rating agencies, collateral would be re-pledged and the facility would revert to a secured obligation. The amendment also incorporates a change in the pricing grid in the event that KCSM achieves a senior unsecured debt rating of BBB/Baa2 or higher by at least two of the three primary rating agencies. In that event, the floating interest rates paid by KCSM on the 2012 KCSM Credit Agreement would thereafter be determined by KCSM’s senior unsecured credit rating rather than by KCSM’s leverage ratio as is the case currently. Depending on KCSM’s credit rating during the life of the 2012 KCSM Credit Agreement, the margin KCSM would pay above the LIBOR at any point would be equal to or lower than the currently-applicable margin of 1.75%. In addition to the amendment, KCSM extended the maturity of the KCSM Revolving Facility to November 15, 2017.
The 2012 KCSM Credit Agreement is currently secured by the accounts receivable and certain locomotives of KCSM and certain of its subsidiaries. In addition, KCSM and certain of its subsidiaries agreed to subordinate payment of certain intercompany debt, certain KCSM subsidiaries guaranteed repayment of the amounts due under the 2012 KCSM Credit Agreement (up to the amount permitted by KCSM’s outstanding indentures) and certain equity interests as defined in the 2012 KCSM Credit Agreement were pledged to secure obligations under the 2012 KCSM Credit Agreement.
The 2012 KCSM Credit Agreement contains certain representations and warranties that are customary for credit agreements of this type. The 2012 KCSM Credit Agreement also contains affirmative and negative covenants that are customary for credit agreements of this type, including financial maintenance covenants related to a leverage ratio and an interest coverage ratio as defined in the 2012 KCSM Credit Agreement. Similarly, events of default under the 2012 KCSM Credit Agreement include, but are not limited to, certain payment defaults; breach of any representation or warranty; non-performance of covenants and obligations; default on other indebtedness; certain judgments rendered; restrictions or requirements limiting the availability or the transfer of foreign exchange; a change in control; bankruptcy or insolvency of KCSM and certain subsidiaries and obligors; an impairment of security; the failure of subordination; certain actions by a governmental authority; failure to obtain certain consents; and termination of the concession title. The occurrence of an event of default could result in the acceleration of the repayment of any outstanding principal balance of the KCSM Revolving Facility.

As of December 31, 2012 and 2011, KCSM had no outstanding amount under the KCSM Revolving Facility.
12 1/2% Senior Notes. On March 30, 2009, KCSM issued $200.0 million principal amount of 12 1/2% senior unsecured notes due April 1, 2016 (the “12 1/2% Senior Notes”), which bear interest semiannually at a fixed annual rate of 12 1/2%. The 12 1/2% Senior Notes were issued at a discount to par value, resulting in an $11.0 million discount and a yield to maturity of 13 3/4%. KCSM used a portion of the net proceeds from the offering to repay all amounts outstanding under a credit agreement KCSM entered into on June 14, 2007. The 12 1/2% Senior Notes are redeemable at KCSM’s option in whole or in part on and after April 1, 2013, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2013 — 106.250%, 2014 — 103.125% and 2015 — 100.000%. In addition, the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued and unpaid interest, in the event of certain changes in the Mexican withholding tax rate.
On June 4, 2010, the Company redeemed $70.0 million principal amount of the 12 1/2% Senior Notes pursuant to a provision which allowed KCSM to redeem up to 35% of the 12 1/2% Senior Notes any time prior to April 1, 2012 at par value plus coupon from the proceeds of any sale of capital stock in KCSM or KCS. This followed KCS’s offering of 5.8 million shares of common stock for net proceeds of $214.9 million in May 2010. On November 2, 2010, pursuant to an offer to purchase, KCSM commenced a cash tender offer for its 12 1/2% Senior Notes. On December 20, 2010, KCSM purchased $31.9 million principal amount of the tendered 12 1/2% Senior Notes in accordance with the terms and conditions of the tender offer set forth in the offer to purchase using the proceeds received from the issuance of $185.0 million principal amount of KCSM 6 5/8% senior unsecured notes due December 15, 2020 (the “6 5/8% Senior Notes”).
KCSM 8.0% Senior Notes. On January 22, 2010, KCSM issued $300.0 million principal amount of 8.0% senior unsecured notes due February 1, 2018 (the “KCSM 8.0% Senior Notes”), which bear interest semiannually at a fixed annual rate of 8.0%. The KCSM 8.0% Senior Notes were issued at a discount to par value, resulting in a $4.3 million discount and a yield to maturity of 8 1/4%. KCSM used the net proceeds from the issuance of the KCSM 8.0% Senior Notes and available cash to purchase $290.0 million principal amount of the 9 3/8% senior unsecured notes due May 1, 2012 tendered under an offer to purchase and pay all fees and expenses incurred in connection with the KCSM 8.0% Senior Notes offering and the tender offer. The KCSM 8.0% Senior Notes are redeemable at KCSM’s option, in whole or in part, on and after February 1, 2014, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2014 — 104.000%, 2015 — 102.000%, 2016 and thereafter — 100.000%. In addition, KCSM may redeem up to 35% of the KCSM 8.0% Senior Notes any time prior to February 1, 2013 at par value plus coupon from the proceeds of the sale of capital stock in KCSM or KCS. In addition, the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued and unpaid interest, in the event of certain changes in the Mexican withholding tax rate.
6 5/8% Senior Notes. On December 20, 2010, KCSM issued the 6 5/8% Senior Notes due December 15, 2020, which bear interest semiannually at a fixed annual rate of 6 5/8%. KCSM used the net proceeds from the issuance of the 6 5/8% Senior Notes and available cash to purchase $142.6 million principal amount of the 7 5/8% senior unsecured notes due December 1, 2013 (the “7 5/8% Senior Notes”) and $31.9 million principal amount of the 12 1/2% Senior Notes tendered under an offer to purchase and pay all fees and expenses incurred in connection with the 6 5/8% Senior Notes offering and the tender offers. The 6 5/8% Senior Notes are redeemable at KCSM’s option, in whole or in part prior to December 15, 2015, by paying the greater of either 101% of the principal amount or the principal amount plus a “make whole” premium and in whole or in part on or after December 15, 2015, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2015 — 103.313%, 2016 — 102.208%, 2017 —101.104%, 2018 and thereafter — 100.000%. In addition, KCSM may redeem up to 35% of the 6 5/8% Senior Notes at a redemption price equal to 106.625% any time prior to December 15, 2013 at par value plus coupon from the proceeds of the sale of capital stock in KCSM or KCS. In addition, the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued and unpaid interest, in the event of certain changes in the Mexican withholding tax rate.
6 1/8% Senior Notes. On May 20, 2011, KCSM issued $200.0 million principal amount of 6 1/8% senior unsecured notes due June 15, 2021 (the “6 1/8% Senior Notes”) at par, which bear interest semiannually at a fixed annual rate of 6 1/8%. KCSM used the proceeds from the issuance of the 6 1/8% Senior Notes and available cash to purchase and redeem the outstanding $165.0 million principal amount of 7 3/8% senior unsecured notes due June 1, 2014 and the remaining $32.4 million principal amount of the 7 5/8% Senior Notes, and pay all fees and expenses incurred in connection with the 6 1/8% Senior Notes offering and the tender offers. The 6 1/8% Senior Notes are redeemable at KCSM’s option, in whole or in part prior to June 15, 2016, by paying the greater of either 101% of the principal amount or the principal amount plus a “make whole” premium and in whole or in part on or after June 15, 2016, at the following redemption prices (expressed as percentages of principal amount) if redeemed during the 12-month period commencing on June 15 of the following years, plus any accrued and unpaid interest to the date of redemption: 2016 — 103.063%, 2017 — 102.042%, 2018 — 101.021%, 2019 and thereafter — 100.000%. In addition, KCSM may redeem up to 35% of the 6 1/8% Senior Notes at a redemption price equal to 106.125% any time prior to June 15, 2014 from the proceeds of the sale of KCSM’s capital stock or the capital stock of KCS. In addition, the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued and unpaid interest in the event of certain changes in the Mexican withholding tax rate.
All of KCSM’s senior notes described above are denominated in dollars, are unsecured, unsubordinated obligations, rank pari passu in right of payment with KCSM’s existing and future unsecured, unsubordinated obligations, and are senior in right of payment to KCSM’s future subordinated indebtedness. In addition, KCSM’s senior notes include certain covenants which are customary for these types of debt instruments issued by borrowers with similar credit ratings and restrict or prohibit certain actions. Certain of these covenants no longer apply if KCSM’s senior notes are assigned an investment grade rating by both Moody’s Investors Service and Standard & Poor’s Rating Services.
KCSM Locomotive Financing
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
Debt Covenants Compliance
The Company was in compliance with all of its debt covenants as of December 31, 2012.

Other Debt Provisions
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
Capitalization, Depreciation and Amortization of Property and Equipment (including Concession Assets)
Due to the highly capital intensive nature of the railroad industry, capitalization and depreciation of property and equipment are substantial components of the Company’s consolidated financial statements. Net property and equipment, including concession assets, comprised approximately 89% of the Company’s total assets as of December 31, 2012, and related depreciation and amortization comprised approximately 13% of total operating expenses for the year ended December 31, 2012.
The Company’s annual capital expenditures are primarily for capital replacement programs which are generally constructed by employees. KCS capitalizes costs for self-constructed additions and improvements to property including direct labor and material, indirect overhead costs, and interest during long-term construction projects. Direct costs are charged to capital projects based on the work performed and the material used. Indirect overhead costs are allocated to capital projects as a standard percentage, which is evaluated annually, and applied to direct labor and material costs. Asset removal activities are performed in conjunction with replacement activities; therefore, removal costs are estimated based on a standard percentage of direct labor and indirect overhead costs related to capital replacement projects. For purchased assets, all costs necessary to make the asset ready for its intended use are capitalized. Expenditures that significantly increase asset values, productive capacity, efficiency, safety or extend useful lives are capitalized. Repair and maintenance costs are expensed as incurred.
Property and equipment are carried at cost and are depreciated primarily on the group method of depreciation, which the Company believes closely approximates a straight line basis over the estimated useful lives of the assets measured in years. Technology assets and leasehold improvements are depreciated using the straight line method over the lesser of the estimated useful lives of the assets or the lease term. Costs incurred by the Company to acquire the concession rights and related assets, as well as subsequent improvements to the concession assets, are capitalized and amortized using the group method of depreciation over the lesser of the current expected Concession term, including probable renewal of an additional 50-year term, or the estimated useful lives of the assets and rights. The Company’s ongoing evaluation of the useful lives of concession assets and rights considers the aggregation of the following facts and circumstances:

•
The Company’s executive management is dedicated to ensuring compliance with the various provisions of the Concession and to maintaining positive relationships with the SCT and other Mexican federal, state, and municipal governmental authorities;

•
During the time since the Concession was granted, the relationships between KCSM and the various Mexican governmental authorities have matured and the guidelines for operating under the Concession have become more defined with experience;

•	There are no known supportable sanctions or compliance issues that would cause the SCT to revoke the Concession or prevent KCSM from renewing the Concession; and

•
KCSM operations are an integral part of the KCS operations strategy, and related investment analyses and operational decisions assume that the Company’s cross border rail business operates into perpetuity, and do not assume that Mexico operations terminate at the end of the current Concession term.

Based on the above factors, as of December 31, 2012, the Company continues to believe that it is probable that the Concession will be renewed for an additional 50-year term beyond the current term.
The group method of depreciation applies a composite rate to classes of similar assets rather than to individual assets. Composite depreciation rates are based upon the Company’s estimates of the expected average useful lives of assets as well as expected net salvage value at the end of their useful lives. In developing these estimates, the Company utilizes periodic depreciation studies performed by an independent engineering firm. Depreciation rate studies are performed at least every three years for equipment and at least every six years for road property (rail, ties, ballast, etc.). The depreciation studies take into account factors such as:

•	Statistical analysis of historical patterns of use and retirements of each asset class;

•	Evaluation of any expected changes in current operations and the outlook for the continued use of the assets;

•	Evaluation of technological advances and changes to maintenance practices; and

•	Historical and expected salvage to be received upon retirement.
The depreciation studies may also indicate that the recorded amount of accumulated depreciation is deficient or in excess of the amount indicated by the study. Any such deficiency or excess is amortized as a component of depreciation expense over the remaining useful lives of the affected asset class, as determined by the study. The Company also monitors these factors in non-study years to determine if adjustments should be made to depreciation rates. Any changes in depreciation rates are implemented prospectively. The Company completed a depreciation study on its U.S. based assets during 2012 and the depreciation impacts of the study results were immaterial to 2012 consolidated financial results.
During the year ended December 31, 2011, KCS engaged an independent engineering firm to assist management in performing a depreciation study on KCSM’s road property and equipment. The depreciation impacts of the study results were immaterial to 2011 consolidated financial results.
Effective as of October 1, 2010, the Company changed depreciation rates on certain locomotive and road assets based on reassessment of the adequacy of the accumulated depreciation provisions, asset usage and replacement patterns. The full year net depreciation expense reduction in 2011 and 2012 resulting from these changes was $4.2 million.
Also under the group method of depreciation, the cost of railroad property and equipment (net of salvage or sales proceeds) retired or replaced in the normal course of business is charged to accumulated depreciation with no gain or loss recognized. Actual historical costs are retired when available, such as with equipment costs. The use of estimates in recording the retirement of certain roadway assets is necessary as it is impractical to track individual, homogeneous network-type assets. For these types of assets, historical costs are estimated by (1) deflating current costs using inflation indices published by the U.S. Bureau of Labor Statistics and (2) the estimated useful life of the assets as determined by the depreciation studies. The indices applied to the replacement value are selected because they closely correlate with the major costs of the items comprising the roadway assets. Because of the number of estimates inherent in the depreciation and retirement processes and because it is impossible to precisely estimate each of these variables until a group of assets is completely retired, the Company continually monitors the estimated useful lives of its assets and the accumulated depreciation associated with each asset group to ensure the depreciation rates are appropriate. Gains or losses on dispositions of land or non-group property and abnormal retirements of railroad property are recognized through income. A retirement of railroad property would be considered abnormal if the cause of the retirement is unusual in nature and its actual life is significantly shorter than what would be expected for that group based on the depreciation studies. An abnormal retirement could cause the Company to re-evaluate the estimated useful life of the impacted asset class. There were no significant gains or losses from abnormal retirements of property or equipment for any of the three years ended December 31, 2012.
Estimation of the average useful lives of assets and net salvage values require significant management judgment. Estimated average useful lives may vary over time due to changes in physical use, technology, asset strategies and other factors that could have an impact on the retirement experience of the asset classes. Accordingly, changes in the assets’ estimated useful lives could significantly impact future periods’ depreciation expense. Depreciation and amortization expense for the year ended December 31, 2012 was $198.8 million. If the weighted average useful lives of assets were changed by one year, annual depreciation and amortization expense would change approximately $6.9 million.
Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value would be reduced to the estimated fair value. Future cash flow estimates for an impairment review would be based on the lowest level of identifiable cash flows, which are the Company’s U.S. and Mexican operations. During the year ended December 31, 2012, management did not identify any indicators of impairment.
Provision for Personal Injury Claims
Due to the nature of railroad operations, personal injury claims related to work-related injuries and third party liabilities resulting from crossing collisions and derailments are a substantial expense to KCS. Claims are estimated and recorded for known reported occurrences as well as for incurred but not reported (“IBNR”) occurrences. Consistent with general practices within the railroad industry, the estimated liability is actuarially determined on an undiscounted basis. The actuarial analysis is performed semi-annually by an independent third party actuarial firm and reviewed by management. In estimating the liability, the actuarial study calculates an estimate using historical experience and estimates of claim costs as well as numerous assumptions regarding factors relevant to the derivation of an estimate of future claim costs.
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
Income Taxes
Deferred income taxes represent a substantial net liability of the Company. For financial reporting purposes, management determines the current tax liability, as well as deferred tax assets and liabilities, in accordance with the liability method of accounting for income taxes. The provision for income taxes is the sum of income taxes both currently payable and deferred into the future. Currently payable income taxes represent the liability related to the Company’s U.S., state and foreign income tax returns for the current year and anticipated tax payments resulting from income tax audits, while the net deferred tax expense or benefit represents the change in the balance of net deferred tax assets or liabilities as reported on the balance sheet. The changes in deferred tax assets and liabilities are determined based upon the estimated timing of reversal of differences between the carrying amount of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes as measured using the currently enacted tax rates that will be in effect at the time these differences are expected to reverse. Additionally, management estimates whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets.
The tax provision for Mexico has additional complexities such as the impacts of exchange rate variations and inflation, both of which can have a significant impact on the effective income tax rate. Finally, the Company pays the greater of Mexican income tax or the Entrepreneurial Tax of Unique Rate (referred to by its Spanish acronym, IETU or Flat Tax) annually. The general principles and complexities of income tax accounting related to Mexico apply to the calculation of the statutorily required Mexico employee profit sharing expense, and the related current and deferred liabilities. The employee profit sharing expense is recorded within compensation and benefits in the consolidated statements of income.
Management believes that the assumptions and estimates related to the provision for income taxes are critical to the Company’s results of operations. For the year ended December 31, 2012, income tax expense totaled $237.0 million. For every 1% change in the 2012 effective rate, income tax expense would have changed by approximately $6.2 million. For income taxes paid in Mexico, which are paid in Mexican pesos, the revaluation of U.S. denominated amounts (primarily debt) into Mexican pesos is taxed currently under Mexican tax law. If the exchange rate used at the end of 2012 had decreased from

Ps.13.0 per U.S. dollar to Ps.12.0 per U.S. dollar, the effective income tax rate would have increased from 38.4% to 43.1% and income tax expense would have increased by approximately $28.6 million. If the Mexican inflation rate used at the end of 2012 had increased from 4% to 5%, the effective income tax rate would have increased from 38.4% to 38.7%, and income tax expense would have increased by approximately $1.6 million.

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
Inflation. U.S. generally accepted accounting principles require the use of historical cost, which does not reflect the effects of inflation on the replacement cost of property. Due to the capital intensive nature of KCS’s business, the replacement cost of these assets would be significantly higher than the amounts reported under the historical cost basis.
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
Interest Rate Sensitivity. Floating-rate indebtedness totaled $543.8 million and $346.3 million at December 31, 2012 and 2011, respectively. The Company’s revolving credit facilities and term loan facilities contain variable rate debt that accrues interest based on target interest indexes (London Interbank Offered Rate — “LIBOR” or an alternative base rate) plus an applicable spread. The Company has an aggregate notional amount of $304.5 million of interest rate hedges at December 31, 2012, which effectively convert interest payments from variable rates to fixed rates. Considering the balance of $239.3 million of variable rate debt at December 31, 2012, KCS is sensitive to fluctuations in interest rates. For example, a hypothetical 100 basis points increase in each of the respective target interest indexes would result in additional interest expense of $2.4 million on an annualized basis for the floating-rate instruments issued by the Company as of December 31, 2012.
The Company determines fair values of its derivative financial instruments based upon pricing models using inputs from actively quoted markets. Pricing models take into consideration the contract terms as well as other inputs, including forward interest rate curves. Considering the outstanding derivative instruments fair value liability of $0.9 million at December 31, 2012, the Company is sensitive to fluctuations in forward interest rate curves. For example, a hypothetical 100 basis points increase in the one-month LIBOR forward interest rate curve would result in a fair value asset of the derivative financial instruments of approximately $2.0 million as of December 31, 2012.
Based upon the borrowing rates available to KCS and its subsidiaries for indebtedness with similar terms and average maturities, the fair value of debt was approximately $1,719.9 million and $1,741.3 million at December 31, 2012 and 2011, respectively, compared with a carrying value of $1,607.8 million and $1,639.1 million at December 31, 2012 and 2011, respectively.
Commodity Price Sensitivity. KCS periodically participates in diesel fuel purchase commitment and swap transactions. At December 31, 2012 and 2011, KCS did not have any outstanding fuel swap agreements. The Company also holds fuel inventories for use in operations. These inventories are not material to KCS’s overall financial position. Fuel costs are expected to reflect market conditions in 2013; however, fuel costs are unpredictable and subject to a variety of factors outside the Company’s control. Assuming annual consumption of 125 million gallons, a 10 cent change in the price per gallon of fuel would cause a $12.5 million change in operating expenses. KCS is able to mitigate the impact of increased fuel costs through fuel surcharge revenues from customers.
Foreign Exchange Sensitivity. While KCS’s foreign subsidiaries use the U.S. dollar as their functional currency, however, a portion of the foreign subsidiaries’ revenues and expenses are denominated in Mexican pesos. Based on the volume of revenue and expense transactions denominated in Mexican pesos, revenue and expense fluctuations generally offset, with insignificant net impacts to operating income.
The Company has exposure to fluctuations in the value of the Mexican peso against the U.S. dollar due to its net monetary assets that are denominated in Mexican pesos. If the exchange rate used at December 31, 2012, increased from Ps. 13.0 per U.S. dollar to Ps. 14.0 per U.S. dollar on net peso denominated monetary assets of Ps.933.0 million, it would have result in an additional foreign exchange loss of approximately $5.1 million, and a decrease in the exchange rate from Ps. 13.0 per U.S. dollar to Ps. 12.0 per U.S. dollar would have result in an additional foreign exchange gain of approximately $6.0 million.
For income taxes paid in Mexico, which are paid in Mexican pesos, the effect of the revaluation of U.S. denominated amounts (primarily debt) into Mexican pesos is taxed currently under Mexican tax law. If the exchange rate used at the end of 2012 increased from Ps. 13.0 per U.S. dollar to Ps. 14.0 per U.S. dollar, income tax expense for the year ended December 31, 2012 would have decreased by approximately $24.3 million. If the exchange rate used at the end of 2012 decreased to Ps.12.0 per U.S. dollar, income tax expense for the year ended December 31, 2012, would have increased by approximately $28.6 million.

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
Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (commonly referred to as the COSO framework). Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012, based on the criteria outlined in the COSO framework.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report, which immediately follows this report.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Kansas City Southern:
We have audited Kansas City Southern’s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Kansas City Southern maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kansas City Southern and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 4, 2013 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Kansas City, Missouri
February 4, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Kansas City Southern:
We have audited the accompanying consolidated balance sheets of Kansas City Southern and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kansas City Southern and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
As discussed in note 2 to the consolidated financial statements, effective January 1, 2012, the Company elected to present comprehensive income and its components in two separate, consecutive statements.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kansas City Southern’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 4, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Kansas City, Missouri
February 4, 2013

Kansas City Southern and Subsidiaries
Consolidated Statements of Income
Years Ended December 31,

	2012	2011	2010
	(In millions, except share and per share amounts)
Revenues	$2,238.6	$2,098.3	$1,814.8
Operating expenses:
Compensation and benefits	430.5	423.8	369.3
Purchased services	219.8	204.8	189.1
Fuel	359.6	346.5	263.6
Equipment costs	167.1	172.0	162.4
Depreciation and amortization	198.8	186.2	184.9
Materials and other	189.9	179.0	159.0
Elimination of deferred statutory profit sharing liability, net	(43.0)	—	—
Gain on insurance recoveries related to hurricane damage	—	(25.6)	—
Total operating expenses	1,522.7	1,486.7	1,328.3
Operating income	715.9	611.6	486.5
Equity in net earnings of unconsolidated affiliates	19.3	18.2	19.7
Interest expense	(100.4)	(129.1)	(158.1)
Debt retirement costs	(20.1)	(38.7)	(68.3)
Foreign exchange gain (loss)	2.7	(9.2)	4.7
Other income (expense), net	(1.0)	2.2	4.7
Income before income taxes	616.4	455.0	289.2
Income tax expense	237.0	123.1	109.2
Net income	379.4	331.9	180.0
Less: Net income (loss) attributable to noncontrolling interest	2.1	1.6	(0.2)
Net income attributable to Kansas City Southern and subsidiaries	377.3	330.3	180.2
Preferred stock dividends	0.2	1.6	11.0
Net income available to common stockholders	$377.1	$328.7	$169.2

Earnings per share:
Basic earnings per share	$3.44	$3.04	$1.69
Diluted earnings per share	$3.43	$3.00	$1.67

Average shares outstanding (in thousands):
Basic	109,712	108,208	100,054
Potentially dilutive common shares	368	1,622	7,480
Diluted	110,080	109,830	107,534

Cash dividends declared per common share	$0.780	$—	$—

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31,

	2012	2011	2010
	(In millions)
Net income	$379.4	$331.9	$180.0
Other comprehensive income (loss):
Unrealized loss on cash flow hedges arising during the period, net of tax of $(0.6) million and $(0.3) million	(1.0)	—	(0.4)
Reclassification adjustment from cash flow hedges included in net income, net of tax of $0.3 million, $0.2 million and $1.9 million	0.4	0.2	3.2
Amortization of prior service credit, net of tax of $(0.1) million	(0.1)	(0.2)	(0.2)
Foreign currency translation adjustments, net of tax of $0.4 million, $(0.5) million, and $0.2 million	0.5	(0.8)	0.4
Other comprehensive income (loss)	(0.2)	(0.8)	3.0
Comprehensive income	379.2	331.1	183.0
Less: comprehensive income (loss) attributable to noncontrolling interest	2.1	1.6	(0.2)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$377.1	$329.5	$183.2

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Balance Sheets
December 31,

	2012	2011
	(In millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$72.6	$72.4
Accounts receivable, net	183.6	166.0
Materials and supplies	125.6	109.6
Deferred income taxes	92.1	225.0
Other current assets	48.4	69.5
Total current assets	522.3	642.5
Investments	51.5	50.4
Restricted funds	14.2	21.7
Property and equipment (including concession assets), net	5,684.8	5,321.6
Other assets	123.1	108.9
Total assets	$6,395.9	$6,145.1
LIABILITIES AND EQUITY
Current liabilities:
Debt due within one year	$60.2	$36.3
Accounts payable and accrued liabilities	364.6	401.1
Total current liabilities	424.8	437.4
Long-term debt	1,547.6	1,602.8
Deferred income taxes	894.2	861.4
Other noncurrent liabilities and deferred credits	128.6	184.8
Total liabilities	2,995.2	3,086.4
Commitments and contingencies	—	—
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding	6.1	6.1
$.01 par, common stock, 400,000,000 shares authorized, 123,352,185 shares issued; 110,131,353 and 109,910,857 shares outstanding at December 31, 2012 and 2011, respectively	1.1	1.1
Paid-in capital	925.3	884.2
Retained earnings	2,166.5	1,875.3
Accumulated other comprehensive loss	(2.4)	(2.2)
Total stockholders’ equity	3,096.6	2,764.5
Noncontrolling interest	304.1	294.2
Total equity	3,400.7	3,058.7
Total liabilities and equity	$6,395.9	$6,145.1

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,

	2012	2011	2010
	(In millions)
Operating activities:
Net income	$379.4	$331.9	$180.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	198.8	186.2	184.9
Deferred income taxes	197.3	120.7	106.2
Equity in net earnings of unconsolidated affiliates	(19.3)	(18.2)	(19.7)
Share-based compensation	10.7	8.5	8.8
Excess tax benefit from share-based compensation	(31.5)	(0.2)	(1.2)
Deferred compensation	7.3	19.5	1.6
Elimination of deferred statutory profit sharing liability	(47.8)	—	—
Distributions from unconsolidated affiliates	19.8	18.1	19.5
Gain on insurance recoveries related to hurricane damage	—	(25.6)	—
Cash payments related to hurricane damage	—	(3.3)	(27.8)
Insurance proceeds related to hurricane damage	—	40.2	8.2
Debt retirement costs	20.1	38.7	68.3
Changes in working capital items:
Accounts receivable	(21.5)	(1.5)	(20.2)
Materials and supplies	(9.3)	(7.2)	6.3
Other current assets	(15.1)	(26.8)	(4.8)
Accounts payable and accrued liabilities	(3.0)	(7.5)	22.0
Other, net	(12.7)	(35.5)	(35.8)
Net cash provided by operating activities	673.2	638.0	496.3
Investing activities:
Capital expenditures	(540.0)	(495.0)	(287.3)
Acquisition of an intermodal facility, net of cash acquired	—	—	(25.0)
Property investments in MSLLC	(35.2)	(33.3)	(25.2)
Contributions from noncontrolling interest	7.8	10.0	—
Insurance proceeds related to hurricane damage	—	12.4	1.8
Proceeds from disposal of property	14.7	10.0	8.3
Other, net	0.8	(14.5)	15.9
Net cash used for investing activities	(551.9)	(510.4)	(311.5)
Financing activities:
Proceeds from issuance of long-term debt	329.6	550.0	480.7
Repayment of long-term debt	(375.9)	(653.3)	(839.7)
Proceeds from common stock issuance	—	—	214.9
Debt costs	(22.1)	(36.6)	(65.1)
Proceeds from employee stock plans	1.9	2.1	2.1
Excess tax benefit from share-based compensation	31.5	0.2	1.2
Dividends paid	(86.1)	(3.0)	(11.0)
Net cash used for financing activities	(121.1)	(140.6)	(216.9)
Cash and cash equivalents:
Net increase (decrease) during each period	0.2	(13.0)	(32.1)
At beginning of year	72.4	85.4	117.5
At end of year	$72.6	$72.4	$85.4
Supplemental cash flow information
Non-cash investing and financing activities:
Capital expenditures accrued but not yet paid at end of year	$44.4	$61.7	$57.1
Capital lease obligations incurred	13.8	0.7	3.7
Non-cash asset acquisitions	13.2	116.1	7.3
Cash payments:
Interest paid, net of amounts capitalized	$97.9	$125.0	$153.0
Income tax payments, net of refunds	1.9	0.9	1.6

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Changes in Equity

	$25 Par Preferred Stock	$1 Par Cumulative Preferred Stock	$.01 Par Common Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total
		Series D 5.125%
	(In millions)
Balance at December 31, 2009	$6.1	$0.2	$0.9	$661.4	$1,378.8	$(4.4)	$282.8	$2,325.8
Net income					180.2		(0.2)	180.0
Other comprehensive income						3.0		3.0
Common stock issued			0.1	214.8				214.9
Dividends on $25 par preferred stock ($1.00/share)					(0.2)			(0.2)
Dividends on series D cumulative preferred stock ($51.24/share)					(10.8)			(10.8)
Options exercised and stock subscribed, net of shares withheld for employee taxes				(9.0)				(9.0)
Tax benefit from share-based compensation				1.2				1.2
Share-based compensation				8.8				8.8
Balance at December 31, 2010	6.1	0.2	1.0	877.2	1,548.0	(1.4)	282.6	2,713.7
Net income					330.3		1.6	331.9
Other comprehensive loss						(0.8)		(0.8)
Contributions from noncontrolling interest							10.0	10.0
Conversion of series D cumulative convertible preferred stock		(0.2)						(0.2)
Common stock issued for conversion of series D cumulative convertible preferred stock			0.1	0.1				0.2
Dividends on $25 par preferred stock ($1.00/share)					(0.3)			(0.3)
Dividends on series D cumulative preferred stock ($12.81/share)					(2.7)			(2.7)
Options exercised and stock subscribed, net of shares withheld for employee taxes				(1.8)				(1.8)
Tax benefit from share-based compensation				0.2				0.2
Share-based compensation				8.5				8.5
Balance at December 31, 2011	6.1	—	1.1	884.2	1,875.3	(2.2)	294.2	3,058.7
Net income					377.3		2.1	379.4
Other comprehensive loss						(0.2)		(0.2)
Contribution from noncontrolling interest							7.8	7.8
Dividends on common stock ($0.78/share)					(85.9)			(85.9)
Dividends on $25 par preferred stock ($1.00/share)					(0.2)			(0.2)
Options exercised and stock subscribed, net of shares withheld for employee taxes				(1.1)				(1.1)
Tax benefit from share-based compensation				31.5				31.5
Share-based compensation				10.7				10.7
Balance at December 31, 2012	$6.1	$—	$1.1	$925.3	$2,166.5	$(2.4)	$304.1	$3,400.7

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

•
Kansas City Southern de México, S.A. de C.V. (“KCSM”), a wholly-owned consolidated subsidiary which operates under the rights granted by the Concession acquired from the Mexican government in 1997 (the “Concession”) as described below;

•	Mexrail, Inc. (“Mexrail”), a wholly-owned consolidated subsidiary; which wholly owns The Texas Mexican Railway Company (“Tex-Mex”);

•
Meridian Speedway, LLC (“MSLLC”), a seventy percent-owned consolidated affiliate. On December 1, 2005, KCS and KCSR entered into a transaction agreement with Norfolk Southern Corporation (“NS”) and its wholly-owned subsidiary, The Alabama Great Southern Railroad Company (“AGS”), providing for the formation of a limited liability company between the parties relating to the ownership and improvement of the KCSR rail line between Meridian, Mississippi and Shreveport, Louisiana, which is the portion of the KCSR rail line between Dallas, Texas and Meridian known as the “Meridian Speedway”;

•	KCSM Servicios, S.A. de C.V. (“KCSM Servicios”), a wholly-owned consolidated subsidiary;
Including equity investments in:

•	Panama Canal Railway Company (“PCRC”), a fifty percent-owned unconsolidated affiliate which includes Panarail Tourism Company (“Panarail”), a wholly-owned subsidiary of PCRC;

•	Southern Capital Corporation, LLC (“Southern Capital”), a fifty percent-owned unconsolidated affiliate that owns and leases locomotives and other equipment;

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
The KCSM Concession. KCSM holds a concession from the Mexican government until June 2047 (exclusive through 2027, subject to certain trackage and haulage rights granted to other concessionaires), which is renewable under certain conditions for an additional period of up to 50 years (the “Concession”). The Concession is to provide freight transportation services over rail lines which are a primary commercial corridor of the Mexican railroad system. These lines include the shortest, most direct rail passageway between Mexico City and Laredo, Texas and serve most of Mexico’s principal industrial cities and three of its major shipping ports. KCSM has the right to use, but does not own, all track and buildings that are necessary for the rail lines’ operation. KCSM is obligated to maintain the right of way, track structure, buildings and related maintenance facilities to the operational standards specified in the Concession agreement and to return the assets in that condition at the end of the Concession period. KCSM was required to pay the Mexican government a concession duty equal to 0.5% of gross revenues during the first 15 years of the Concession period, and on June 24, 2012, KCSM began paying 1.25% of such revenues, which is effective for the remaining years of the Concession period.
Under the Concession and Mexican law, the Company may freely set rates unless the Mexican government determines that there is no effective competition in Mexico’s rail industry. KCSM is required to register its rates with the Mexican

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

government and to provide railroad services to all users on a fair and non-discriminatory basis and in accordance with efficiency and safety standards approved periodically by the Mexican government. In the event that rates charged are higher than the registered rates, KCSM must reimburse customers with interest, and risk the revocation of the Concession.
Mexican Railroad Services Law and regulations and the Concession establish several circumstances under which the Concession will terminate: revocation by the Mexican government, statutory appropriation, or KCSM’s voluntary surrender of its rights or liquidation or bankruptcy. The Concession requires the undertaking of capital projects, including those described in a business plan filed every five years with the Mexican government. KCSM submitted its five-year plan with the Mexican government in the fourth quarter of 2012 in which KCSM committed to certain minimum investment and capital improvement goals, which may be waived by the Mexican government upon application for relief for good cause. The Mexican government could also revoke KCSM’s exclusivity after 2027 if it determines that there is insufficient competition.
The Concession is subject to early termination or revocation under certain circumstances. In the event that the Concession is revoked by the Mexican government, KCSM will receive no compensation. Rail lines and all other fixtures covered by the Concession, as well as all improvements made by KCSM or third parties, will revert to the Mexican government. All other property not covered by the Concession, including all locomotives and railcars otherwise acquired, will remain KCSM’s property. In the event of early termination, or total or partial revocation, the Mexican government would have the right to cause KCSM to lease all service-related assets to it for a term of at least one year, automatically renewable for additional one-year terms up to five years. The amount of the rent would be determined by experts appointed by KCSM and the Mexican government. The Mexican government must exercise this right within four months after early termination or revocation of the Concession. In addition, the Mexican government would have a right of first refusal with respect to certain transfers by KCSM of railroad equipment within 90 days after any revocation of the Concession. The Mexican government may also temporarily seize the rail lines and assets used in operating the rail lines in the event of a natural disaster, war, significant public disturbances, or imminent danger to the domestic peace or economy for the duration of any of the foregoing events; provided, however, that Mexican law requires that the Mexican government pay KCSM compensation equal to damages caused and losses suffered if it effects a statutory appropriation for reasons of the public interest. These payments may not be sufficient to compensate the Company for its losses and may not be made timely.
Employees and Labor Relations. Approximately 80% of KCSR employees are covered by collective bargaining agreements. KCSR participates in industry-wide bargaining as a member of the National Carriers’ Conference Committee. Long-term settlement agreements were reached and ratified during 2011 and the first half of 2012 covering all of the participating unions. These agreements will be in effect through December 2015.
KCSM Servicios union employees are covered by one labor agreement, which was signed on June 23, 1997, between KCSM and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (“Mexican Railroad Union”), for a term of fifty years, for the purpose of regulating the relationship between the parties. Approximately 80% of KCSM Servicios employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other benefits are subject to negotiation every two years. As a result of the labor agreement signed on April 19, 2012, compensation terms for the period from July 1, 2012 through June 30, 2013, were finalized. Additionally, this labor agreement enabled KCS to complete an organizational restructuring whereby employees of KCSM became employees of KCSM Servicios. KCSM Servicios provides employee services to KCSM, and KCSM pays KCSM Servicios market-based rates for these services. The union labor negotiation with the Mexican Railroad Union has not historically resulted in any strike, boycott or other disruption in KCSM’s business operations.

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

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

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
Accounts Receivable, net. Accounts receivable are net of an allowance for uncollectible accounts as determined by historical experience and adjusted for economic uncertainties or known trends. Accounts are charged to the allowance when a customer enters bankruptcy, when an account has been transferred to a collection agent or submitted for legal action, or when a customer is significantly past due and all available means of collection have been exhausted. At December 31, 2012 and 2011, the allowance for doubtful accounts was $3.2 million and $4.6 million, respectively. For the years ended December 31, 2012 and 2010, accounts receivable allowance recovery was $0.1 million and $1.4 million, respectively. Bad debt expense was $0.9 million for the year ended December 31, 2011.
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
Property and Equipment (including Concession Assets). KCS capitalizes costs for self-constructed additions and improvements to property including direct labor and material, indirect overhead costs, and interest during long-term construction projects. Direct costs are charged to capital projects based on the work performed and the material used. Indirect overhead costs are allocated to capital projects as a standard percentage, which is evaluated annually, and applied to direct labor and material costs. Asset removal activities are performed in conjunction with replacement activities; therefore, removal costs are estimated based on a standard percentage of direct labor and indirect overhead costs related to capital replacement projects. For purchased assets, all costs necessary to make the asset ready for its intended use are capitalized. Expenditures that

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

significantly increase asset values, productive capacity, efficiency, safety or extend useful lives are capitalized. Repair and maintenance costs are expensed as incurred.
Property and equipment are carried at cost and are depreciated primarily on the group method of depreciation, which the Company believes closely approximates a straight line basis over the estimated useful lives of the assets measured in years. Technology assets and leasehold improvements are depreciated using the straight line method over the lesser of the estimated useful lives of the assets or the lease term. Costs incurred by the Company to acquire the concession rights and related assets, as well as subsequent improvements to the concession assets, are capitalized and amortized using the group method of depreciation over the lesser of the current expected Concession term, including probable renewal of an additional 50-year term, or the estimated useful lives of the assets and rights.
The group method of depreciation applies a composite rate to classes of similar assets rather than to individual assets. Composite depreciation rates are based upon the Company’s estimates of the expected average useful lives of assets as well as expected net salvage value at the end of their useful lives. In developing these estimates, the Company utilizes periodic depreciation studies performed by an independent engineering firm. Depreciation rate studies are performed at least every three years for equipment and at least every six years for road property (rail, ties, ballast, etc.). The depreciation studies take into account factors such as:

•	Statistical analysis of historical patterns of use and retirements of each asset class;

•	Evaluation of any expected changes in current operations and the outlook for the continued use of the assets;

•	Evaluation of technological advances and changes to maintenance practices; and

•	Historical and expected salvage to be received upon retirement.
The depreciation studies may also indicate that the recorded amount of accumulated depreciation is deficient or in excess of the amount indicated by the study. Any such deficiency or excess is amortized as a component of depreciation expense over the remaining useful lives of the affected asset class, as determined by the study. The Company also monitors these factors in non-study years to determine if adjustments should be made to depreciation rates. Any changes in depreciation rates are implemented prospectively. The Company completed a depreciation study on its U.S. based assets during 2012 and the depreciation impacts of the study results were immaterial to 2012 consolidated financial results.
During the year ended December 31, 2011, KCS engaged an independent engineering firm to assist management in performing a depreciation study on KCSM’s road property and equipment. The depreciation impacts of the study results were immaterial to 2011 consolidated financial results.
Effective as of October 1, 2010, the Company changed depreciation rates on certain locomotive and road assets based on reassessment of the adequacy of the accumulated depreciation provisions, asset usage and replacement patterns. The full year net depreciation expense reduction in 2011 and 2012 resulting from these changes was $4.2 million.
Also under the group method of depreciation, the cost of railroad property and equipment (net of salvage or sales proceeds) retired or replaced in the normal course of business is charged to accumulated depreciation with no gain or loss recognized. Actual historical costs are retired when available, such as with equipment costs. The use of estimates in recording the retirement of certain roadway assets is necessary as it is impractical to track individual, homogeneous network-type assets. For these types of assets, historical costs are estimated by (1) deflating current costs using inflation indices published by the U.S. Bureau of Labor Statistics and (2) the estimated useful life of the assets as determined by the depreciation studies. The indices applied to the replacement value are selected because they closely correlate with the major costs of the items comprising the roadway assets. Because of the number of estimates inherent in the depreciation and retirement processes and because it is impossible to precisely estimate each of these variables until a group of assets is completely retired, the Company continually monitors the estimated useful lives of its assets and the accumulated depreciation associated with each asset group to ensure the depreciation rates are appropriate. Gains or losses on dispositions of land or non-group property and abnormal retirements of railroad property are recognized through income. A retirement of railroad property would be considered abnormal if the cause of the retirement is unusual in nature and its actual life is significantly shorter than what would be

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

expected for that group based on the depreciation studies. An abnormal retirement could cause the Company to re-evaluate the estimated useful life of the impacted asset class.
Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value would be reduced to the estimated fair value. Future cash flow estimates for an impairment review would be based on the lowest level of identifiable cash flows, which are the Company’s U.S. and Mexican operations. During the years ended December 31, 2012 and 2011, management did not identify any indicators of impairment.
Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. As of December 31, 2012 and 2011, the goodwill balance was $13.2 million, which is included in other assets in the consolidated balance sheets. Goodwill is not amortized, but is reviewed at least annually, or more frequently as indicators warrant, for impairment. An impairment loss would be recognized to the extent that the carrying amount exceeds the assets’ fair values. The Company performed its annual impairment review for goodwill as of November 30, 2012 and 2011, and concluded there was no impairment in 2012 or 2011.
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
Personal Injury Claims. Personal injury claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The Company’s personal injury liability is based on actuarial studies performed on an undiscounted basis by an independent third party actuarial firm and reviewed by management. The liability is based on claims filed and an estimate of claims incurred but not yet reported. Adjustments to the liability are reflected as operating expenses in the period in which the adjustments are known. Legal fees related to personal injury claims are recorded in operating expense in the period incurred.
Health and Welfare and Postemployment Benefits. The Company provides certain medical, life and other postemployment benefits to certain active employees and retirees. The Company uses actuaries to assist management in measuring the benefit obligation and cost based on the current plan provisions, employee demographics, and assumptions about financial and demographic factors affecting the probability, timing and amount of expected future benefit payments. Significant assumptions include the discount rate, rate of increase in compensation levels, and the health care cost trend rate. Actuarial gains and losses determined at the measurement date (typically December 31) are recognized immediately in the consolidated statements of income.

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
The Company issues treasury stock to settle share-based awards. The Company does not intend to repurchase any shares in 2013 to provide shares to issue as share-based awards; however, management frequently evaluates the appropriateness of the level of shares outstanding.
Income Taxes. Deferred income tax effects of transactions reported in different periods for financial reporting and income tax return purposes are recorded under the liability method of accounting for income taxes. This method gives consideration to the future tax consequences of the deferred income tax items and immediately recognizes changes in income tax laws in the year of enactment. In addition, the Company has not provided U.S. federal income taxes on the undistributed operating earnings of its foreign investments since the earnings will be reinvested indefinitely or the earnings will be remitted in a tax-free transaction.
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

Note 3. Earnings Per Share
Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share adjusts basic earnings per common share for the effects of potentially dilutive common shares, if the effect is not anti-dilutive. Potentially dilutive common shares include the dilutive effects of shares issuable under the Stock Option and Performance Award Plan and shares issuable upon the conversion of preferred stock to common stock. During the first quarter of 2011, the Company converted all of the remaining outstanding Cumulative Convertible Perpetual Preferred Stock, Series D, into 6,999,887 shares of common stock.

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

The following table reconciles the basic earnings per share computation to the diluted earnings per share computation (in millions, except share and per share amounts):

	2012	2011	2010
Net income available to common stockholders for purposes of computing basic earnings per share	$377.1	$328.7	$169.2
Effect of dividends on conversion of convertible preferred stock	—	1.3	10.8
Net income available to common stockholders for purposes of computing diluted earnings per share	$377.1	$330.0	$180.0
Weighted-average number of shares outstanding (in thousands):
Basic shares	109,712	108,208	100,054
Additional weighted average shares attributable to:
Convertible preferred stock	—	1,245	7,000
Stock options and nonvested shares	368	377	480
Diluted shares	110,080	109,830	107,534

Basic earnings per share	$3.44	$3.04	$1.69
Diluted earnings per share	$3.43	$3.00	$1.67
Potentially dilutive shares excluded from the calculation (in thousands):

	2012	2011	2010
Stock options excluded as their inclusion would be anti-dilutive	—	96	4

Note 4. Elimination of Deferred Statutory Profit Sharing Liability, Net
During the second quarter of 2012, the Company completed an organizational restructuring whereby employees of Kansas City Southern de México, S.A. de C.V. (“KCSM”) became employees of KCSM Servicios, S.A. de C.V. (“KCSM Servicios”), a wholly-owned subsidiary of the Company. KCSM Servicios provides employee services to KCSM, and KCSM pays KCSM Servicios market-based rates for these services. The effective date of this organizational restructuring was May 1, 2012.
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

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

Note 5. Insurance Recoveries
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

Note 6. Property and Equipment (including Concession Assets)
The following tables list the major categories of property and equipment, including concession assets, as well as the weighted-average composite depreciation rate for each category (in millions, except percentages):

As of December 31, 2012	Cost	Accumulated Depreciation	Net Book Value	Depreciation Rates for 2012
Land	$208.9	$—	$208.9	N/A
Concession land rights	141.2	(19.5)	121.7	1.0%
Rail and other track material	1,509.9	(338.8)	1,171.1	1.8-2.8%
Ties	1,343.0	(290.9)	1,052.1	2.0-4.3%
Grading	827.8	(123.7)	704.1	1.1%
Bridges and tunnels	585.3	(110.7)	474.6	1.3%
Ballast	565.8	(137.6)	428.2	2.6-4.8%
Other (a)	832.6	(232.6)	600.0	3.1%
Total road property	5,664.4	(1,234.3)	4,430.1	2.8%
Locomotives	728.8	(155.6)	573.2	5.1%
Freight cars	196.4	(75.3)	121.1	4.5%
Other equipment	37.4	(10.7)	26.7	7.4%
Total equipment	962.6	(241.6)	721.0	5.1%
Technology and other	148.1	(101.2)	46.9	12.7%
Construction in progress	156.2	—	156.2	N/A
Total property and equipment (including concession assets)	$7,281.4	$(1,596.6)	$5,684.8	N/A
_____________

(a)	Other includes signals, buildings and other road assets.

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

As of December 31, 2011	Cost	Accumulated Depreciation	Net Book Value	Depreciation Rates for 2011
Land	$207.4	$—	$207.4	N/A
Concession land rights	141.2	(18.0)	123.2	1.0%
Rail and other track material	1,415.7	(317.8)	1,097.9	1.8-2.9%
Ties	1,250.6	(259.0)	991.6	2.0-4.1%
Grading	830.5	(114.7)	715.8	1.0%
Bridges and tunnels	555.1	(103.3)	451.8	1.3%
Ballast	541.1	(122.8)	418.3	2.7-4.3%
Other (a)	717.7	(206.2)	511.5	2.9%
Total road property	5,310.7	(1,123.8)	4,186.9	2.6%
Locomotives	642.2	(127.0)	515.2	5.5%
Freight cars	142.0	(69.5)	72.5	4.1%
Other equipment	37.3	(9.2)	28.1	6.8%
Total equipment	821.5	(205.7)	615.8	5.3%
Technology and other	123.3	(87.7)	35.6	14.0%
Construction in progress	152.7	—	152.7	N/A
Total property and equipment (including concession assets)	$6,756.8	$(1,435.2)	$5,321.6	N/A
_____________

(a)	Other includes signals, buildings and other road assets.
Concession assets, net of accumulated amortization of $413.3 million and $347.1 million, totaled $1,916.5 million and $1,855.1 million at December 31, 2012 and 2011, respectively.
The Company capitalized $0.9 million, $1.0 million, and $1.3 million of interest for the years ended December 31, 2012, 2011, and 2010, respectively.
Depreciation and amortization of property and equipment (including concession assets) totaled $198.8 million, $186.2 million and $184.9 million, for 2012, 2011, and 2010, respectively.

Note 7. Other Balance Sheet Captions
Other Current Assets. Other current assets included the following items at December 31 (in millions):

	2012	2011
Refundable taxes	$31.4	$31.8
Prepaid expenses	16.6	25.6
Deferred employees’ statutory profit sharing asset	—	11.7
Other	0.4	0.4
Other current assets	$48.4	$69.5

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities included the following items at December 31 (in millions):

	2012	2011
Accounts payable	$169.1	$206.5
Accrued wages and vacation	71.2	63.7
Derailments, personal injury and other claim provisions	52.7	65.2
Income and other taxes	28.7	11.4
Interest payable	15.5	17.5
Rents and leases payable	12.3	14.3
Other	15.1	22.5
Accounts payable and accrued liabilities	$364.6	$401.1

Note 8. Fair Value Measurements
The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in Note 2 — “Significant Accounting Policies”. As of December 31, 2012, the Company’s derivative financial instruments are measured at fair value on a recurring basis and consisted of interest rate liabilities of $0.9 million, which are classified as Level 2. There were no derivative financial instruments outstanding as of December 31, 2011. The Company determines the fair value of its derivative financial instrument positions based upon pricing models using inputs observed from actively quoted markets. Pricing models take into consideration the contract terms as well as other inputs, including forward interest rate curves.
The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of the short-term financial instruments approximates their fair value.
The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $1,719.9 million and $1,741.3 million at December 31, 2012 and 2011, respectively. The carrying value was $1,607.8 million and $1,639.1 million at December 31, 2012 and 2011, respectively. If the Company’s debt was measured at fair value, the individual debt instruments would have been classified as either Level 1 or Level 2 in the fair value hierarchy.

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

Note 9. Long-Term Debt
Long-term debt at December 31 (in millions):

	2012	2011
KCSR
Revolving credit facility, variable interest rate, due 2017	$—	$50.0
Term loans, variable interest rate, 1.599% at December 31, 2012, due 2018	543.8	296.3
RRIF loan, 2.96%, due serially to 2037	53.5	—
8.0% senior notes	—	275.0
Capital lease obligations, due serially to 2019	12.1	11.7
Other debt obligations	0.4	0.4
Tex-Mex
RRIF loan, 4.29%, due serially to 2030	41.0	42.5
KCSM
Revolving credit facility, variable interest rate, due 2017	—	—
12 1/2% senior notes, due 2016	95.0	94.3
8.0% senior notes, due 2018	296.9	296.5
6 5/8% senior notes, due 2020	185.0	185.0
6 1/8% senior notes, due 2021	200.0	200.0
5.737% financing agreement, due 2023	48.4	52.8
6.195% financing agreement, due 2023	37.4	40.9
9.310% loan agreements, due 2020	81.7	88.1
Capital lease obligations, due serially to 2017	9.8	1.5
Other debt obligations	2.6	3.9
KCS
Other debt obligations	0.2	0.2
Total	1,607.8	1,639.1
Less: Debt due within one year	60.2	36.3
Long-term debt	$1,547.6	$1,602.8
KCSR Debt
Revolving Credit Facility and Term Loans. On July 12, 2011, KCS together with KCSR and certain subsidiaries named therein as guarantors (the “Subsidiary Guarantors”), entered into an amended and restated credit agreement (the “2011 KCSR Credit Agreement”) with various lenders. The 2011 KCSR Credit Agreement provided KCSR with (i) a five-and-one-half year $300.0 million term loan credit facility (the “Term Loan Facility”) and (ii) a five-year $200.0 million revolving credit facility consisting of a revolving facility up to $200.0 million (the “Revolving Facility”), a letter of credit facility of $25.0 million (the “Letter of Credit Facility”) and a swing line facility of up to $15.0 million (the “Swing Line Facility”). The Letter of Credit Facility and the Swing Line Facility each constitute usage under the Revolving Facility.
On February 24, 2012, KCS, KCSR and certain other subsidiaries of the Company that guaranty the 2011 KCSR Credit Agreement entered into Amendment No. 1 and Additional Term Advance Agreement (“Amendment No. 1”), which provided for additional Term A advances to KCSR in an aggregate principal amount of $275.0 million (the “Term Loan A-2”) on substantially the same terms as those applicable to the existing Term Loan Facility under the 2011 KCSR Credit Agreement. KCSR borrowed $175.0 million of the Term Loan A-2 on February 24, 2012 and borrowed the remaining $100.0 million of

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

Term Loan A-2 on June 1, 2012. The proceeds of the $275.0 million of borrowings under the Term Loan A-2 and available cash were used to redeem all of KCSR’s 8.0% senior unsecured notes due June 1, 2015 (the “8.0% Senior Notes”).
On November 21, 2012, KCS, KCSR and certain other subsidiaries of the Company that guaranty the 2011 KCSR Credit Agreement entered into a second amended and restated credit agreement (the “2012 KCSR Credit Agreement”), which eliminated or modified a number of restrictive covenants in KCSR’s facilities in order to achieve consistency between KCSR and firms with investment grade credit ratings. The amendment also included a “fall-away collateral” provision whereby KCSR’s facilities would convert from secured to unsecured obligations if investment grade senior unsecured debt ratings were assigned by at least two of the three primary rating agencies. On November 21, 2012, subsequent to the closing of the 2012 KCSR Credit Agreement, KCSR’s senior unsecured debt rating was upgraded to investment grade by Moody’s Investor Service (“Moody’s”). This action, combined with investment grade ratings previously assigned to KCSR by Fitch Ratings (“Fitch”), triggered the “fall-away collateral” provision and KCSR facilities became unsecured obligations. In the event that KCSR’s senior unsecured debt ratings subsequently fall below investment grade at all three primary rating agencies, collateral would be re-pledged and the facilities would revert to secured obligations. The amendment also incorporates a change in the pricing grid for the Term Loan Facility and the Revolving Facility in the event that KCSR achieves a senior unsecured debt rating of BBB/Baa2 or higher by at least two of the three primary rating agencies. In that event, the floating interest rates paid by KCSR on the Term Loan Facility and the Revolving Facility would thereafter be determined by KCSR’s senior unsecured credit rating rather than by KCSR’s leverage ratio as is the case currently. Depending on KCSR’s credit rating during the life of the 2012 KCSR Credit Agreement, the margin KCSR would pay above the London Interbank Offered Rate (“LIBOR”) at any point would be equal to or lower than the currently applicable margin of 1.50%. This provision does not affect the interest rate on the Term Loan A-2, which remains fixed at the LIBOR plus a margin of 1.25% regardless of KCSR’s leverage ratio or credit rating. In addition to the amendment, KCSR extended the maturities of its Revolving Facility from July 15, 2016, to November 15, 2017, and the Term Loan Facility and Term Loan A-2 from January 15, 2017 to May 15, 2018. KCSR is required to make quarterly principal payments on the term loan facilities.
KCS and KCSR gave certain representations and warranties that are customary for credit agreements of this type. The 2012 KCSR Credit Agreement also contains affirmative and negative covenants that are customary for credit agreements of this type, including financial maintenance covenants related to a leverage ratio and an interest coverage ratio as defined in the 2012 KCSR Credit Agreement. Similarly, events of default under the 2012 KCSR Credit Agreement are customary for transactions of this type and include, without limitation, non-payment of obligations; breach of any representation or warranty; non-performance of covenants and obligations; default on other indebtedness; certain judgments rendered; a change in control shall occur; bankruptcy or insolvency of KCS, KCSR, any restricted subsidiary or any Subsidiary Guarantor; and an impairment of security (if any). The occurrence of an event of default could result in the acceleration of the repayment of any outstanding principal balance of the term loan facilities and the Revolving Facility.
During the first quarter of 2012, the Company repaid the December 31, 2011 outstanding balance of $50.0 million on KCSR’s revolving credit facility. As of December 31, 2012, KCSR had $194.7 million available under the Revolving Facility, with no outstanding borrowings and a $5.3 million standby letter of credit issued and outstanding.
8.0% Senior Notes. On May 30, 2008, KCSR issued $275.0 million principal amount of 8.0% Senior Notes due June 1, 2015, which bore interest semiannually at a fixed annual rate of 8.0%. The 8.0% Senior Notes were redeemable in whole or in part prior to June 1, 2012 by paying the greater of either 101% of the principal amount or the principal amount plus a “make whole” premium and in whole or in part on and after June 1, 2012, at the following redemption prices (expressed as a percentage of principal amount) plus any accrued and unpaid interest: 2012 —104%, 2013 — 102% and 2014 — 100%.
On January 25, 2012, pursuant to an offer to purchase and related solicitation of consents, KCSR commenced a cash tender offer for all of its $275.0 million outstanding aggregate principal amount of 8.0% Senior Notes, and a consent solicitation to amend the related indenture (the “Proposed Amendments”) to eliminate substantially all of the restrictive covenants contained therein. In conjunction with receiving the requisite consents, on February 13, 2012, the Company entered into the First Supplemental Indenture to effect the Proposed Amendments, which became operative on February 24, 2012.
On February 24, 2012, KCSR purchased $174.7 million principal amount of the tendered 8.0% Senior Notes in accordance with the terms and conditions of the tender offer set forth in the offer to purchase using the proceeds received under

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

Amendment No. 1 to the 2011 KCSR Credit Agreement, and available cash. On June 1, 2012, KCSR redeemed the remaining $100.3 million principal amount of the 8.0% Senior Notes using additional proceeds received under Amendment No. 1 to the 2011 KCSR Credit Agreement and cash on hand, at a redemption price of 104% of the principal amount.
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
KCSR RRIF Loan Agreement. On February 21, 2012, KCSR, as borrower, entered into a financing agreement with the United States of America represented by the Secretary of Transportation acting through the Administrator of the Federal Railroad Administration (“FRA”).
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
Tex-Mex Debt
RRIF Loan Agreement. On June 28, 2005, Tex-Mex entered into an agreement with the FRA to borrow $50.0 million to be used for infrastructure improvements in order to accommodate growing freight rail traffic related to the NAFTA corridor. The note bears interest at 4.29% annually and the principal balance amortizes quarterly with a final maturity of July 13, 2030. The loan was made under the Railroad Rehabilitation and Improvement Financing Program administered by the FRA. The loan is guaranteed by Mexrail, which has issued a Pledge Agreement in favor of the lender equal to the gross revenues earned by Mexrail on per-car fees on traffic crossing the International Rail Bridge in Laredo, Texas. In addition, the Company has agreed to guarantee the scheduled principal payment installments due to the FRA from Tex-Mex under the loan agreement on a rolling five-year basis.
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
On September 30, 2011, KCSM entered into an amended and restated credit agreement (the “2011 KCSM Credit Agreement”) with various financial institutions. The 2011 KCSM Credit Agreement increased the revolving credit facility to

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

$200.0 million and extended the maturity to September 30, 2016. The 2011 KCSM Credit Agreement included (i) a revolving credit facility up to $200.0 million (the “KCSM Revolving Facility”), (ii) a letter of credit facility up to $15.0 million (the “KCSM Letter of Credit Facility”), and (iii) a swing line facility up to $15.0 million (the “KCSM Swing Line Facility”). The KCSM Letter of Credit Facility and the KCSM Swing Line Facility each constitute usage under the KCSM Revolving Facility.
On November 29, 2012, KCSM entered into an amended and restated credit agreement (the “2012 KCSM Credit Agreement”) with various financial institutions, which amended and restated the 2011 KCSM Credit Agreement and eliminated or modified a number of restrictive covenants in KCSM’s facility in order to achieve consistency between KCSM and firms with investment grade credit ratings. The amendment also included a “fall-away collateral” provision whereby KCSM’s facility would convert from secured to unsecured obligations if investment grade senior unsecured debt ratings were assigned by at least two of the three primary rating agencies. In the event that KCSM’s senior unsecured debt ratings were subsequently to fall below investment grade at all three primary rating agencies, collateral would be re-pledged and the facility would revert to a secured obligation. The amendment also incorporates a change in the pricing grid in the event that KCSM achieves a senior unsecured debt rating of BBB/Baa2 or higher by at least two of the three primary rating agencies. In that event, the floating interest rates paid by KCSM on the 2012 KCSM Credit Agreement would thereafter be determined by KCSM’s senior unsecured credit rating rather than by KCSM’s leverage ratio as is the case currently. Depending on KCSM’s credit rating during the life of the 2012 KCSM Credit Agreement, the margin KCSM would pay above the LIBOR at any point would be equal to or lower than the currently applicable margin of 1.75%. In addition to the amendment, KCSM extended the maturity of the KCSM Revolving Facility to November 15, 2017.
The 2012 KCSM Credit Agreement is currently secured by the accounts receivable and certain locomotives of KCSM and certain of its subsidiaries. In addition, KCSM and certain of its subsidiaries agreed to subordinate payment of certain intercompany debt, certain KCSM subsidiaries guaranteed repayment of the amounts due under the 2012 KCSM Credit Agreement (up to the amount permitted by KCSM’s outstanding indentures) and certain equity interests as defined in the 2012 KCSM Credit Agreement were pledged to secure obligations under the 2012 KCSM Credit Agreement.
The 2012 KCSM Credit Agreement contains certain representations and warranties that are customary for credit agreements of this type. The 2012 KCSM Credit Agreement also contains affirmative and negative covenants that are customary for credit agreements of this type, including financial maintenance covenants related to a leverage ratio and an interest coverage ratio as defined in the 2012 KCSM Credit Agreement. Similarly, events of default under the 2012 KCSM Credit Agreement include, but are not limited to, certain payment defaults; breach of any representation or warranty; non-performance of covenants and obligations; default on other indebtedness; certain judgments rendered; restrictions or requirements limiting the availability or the transfer of foreign exchange; a change in control; bankruptcy or insolvency of KCSM and certain subsidiaries and obligors; an impairment of security; the failure of subordination; certain actions by a governmental authority; failure to obtain certain consents; and termination of the concession title. The occurrence of an event of default could result in the acceleration of the repayment of any outstanding principal balance of the KCSM Revolving Facility.
As of December 31, 2012 and 2011, KCSM had no outstanding amount under the KCSM Revolving Facility.
12 1/2% Senior Notes. On March 30, 2009, KCSM issued $200.0 million principal amount of 12 1/2% senior unsecured notes due April 1, 2016 (the “12 1/2% Senior Notes”), which bear interest semiannually at a fixed annual rate of 12 1/2%. The 12 1/2% Senior Notes were issued at a discount to par value, resulting in an $11.0 million discount and a yield to maturity of 13 3/4%. KCSM used a portion of the net proceeds from the offering to repay all amounts outstanding under a credit agreement KCSM entered into on June 14, 2007. The 12 1/2% Senior Notes are redeemable at KCSM’s option in whole or in part on and after April 1, 2013, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2013 — 106.250%, 2014 — 103.125% and 2015 — 100.000%. In addition, the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued and unpaid interest, in the event of certain changes in the Mexican withholding tax rate.
On June 4, 2010, the Company redeemed $70.0 million principal amount of the 12 1/2% Senior Notes pursuant to a provision which allowed KCSM to redeem up to 35% of the 12 1/2% Senior Notes any time prior to April 1, 2012 at par value plus coupon from the proceeds of any sale of capital stock in KCSM or KCS. This followed KCS’s offering of 5.8 million

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

shares of common stock for net proceeds of $214.9 million in May 2010. On November 2, 2010, pursuant to an offer to purchase, KCSM commenced a cash tender offer for its 12 1/2% Senior Notes. On December 20, 2010, KCSM purchased $31.9 million principal amount of the tendered 12 1/2% Senior Notes in accordance with the terms and conditions of the tender offer set forth in the offer to purchase using the proceeds received from the issuance of $185.0 million principal amount of KCSM 6 5/8% senior unsecured notes due December 15, 2020 (the “6 5/8% Senior Notes”).
KCSM 8.0% Senior Notes. On January 22, 2010, KCSM issued $300.0 million principal amount of 8.0% senior unsecured notes due February 1, 2018 (the “KCSM 8.0% Senior Notes”), which bear interest semiannually at a fixed annual rate of 8.0%. The KCSM 8.0% Senior Notes were issued at a discount to par value, resulting in a $4.3 million discount and a yield to maturity of 8 1/4%. KCSM used the net proceeds from the issuance of the KCSM 8.0% Senior Notes and available cash to purchase $290.0 million principal amount of the 9 3/8% senior unsecured notes due May 1, 2012 tendered under an offer to purchase and pay all fees and expenses incurred in connection with the KCSM 8.0% Senior Notes offering and the tender offer. The KCSM 8.0% Senior Notes are redeemable at KCSM’s option, in whole or in part, on and after February 1, 2014, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2014 — 104.000%, 2015 — 102.000%, 2016 and thereafter — 100.000%. In addition, KCSM may redeem up to 35% of the KCSM 8.0% Senior Notes any time prior to February 1, 2013 at par value plus coupon from the proceeds of the sale of capital stock in KCSM or KCS. In addition, the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued and unpaid interest, in the event of certain changes in the Mexican withholding tax rate.
6 5/8% Senior Notes. On December 20, 2010, KCSM issued the 6 5/8% Senior Notes due December 15, 2020, which bear interest semiannually at a fixed annual rate of 6 5/8%. KCSM used the net proceeds from the issuance of the 6 5/8% Senior Notes and available cash to purchase $142.6 million principal amount of the 7 5/8% senior unsecured notes due December 1, 2013 (the “7 5/8% Senior Notes”) and $31.9 million principal amount of the 12 1/2% Senior Notes tendered under an offer to purchase and pay all fees and expenses incurred in connection with the 6 5/8% Senior Notes offering and the tender offers. The 6 5/8% Senior Notes are redeemable at KCSM’s option, in whole or in part prior to December 15, 2015, by paying the greater of either 101% of the principal amount or the principal amount plus a “make whole” premium and in whole or in part on or after December 15, 2015, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2015 — 103.313%, 2016 — 102.208%, 2017 —101.104%, 2018 and thereafter — 100.000%. In addition, KCSM may redeem up to 35% of the 6 5/8% Senior Notes at a redemption price equal to 106.625% any time prior to December 15, 2013 at par value plus coupon from the proceeds of the sale of capital stock in KCSM or KCS. In addition, the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued and unpaid interest, in the event of certain changes in the Mexican withholding tax rate.
6 1/8% Senior Notes. On May 20, 2011, KCSM issued $200.0 million principal amount of 6 1/8% senior unsecured notes due June 15, 2021 (the “6 1/8% Senior Notes”) at par, which bear interest semiannually at a fixed annual rate of 6 1/8%. KCSM used the proceeds from the issuance of the 6 1/8% Senior Notes and available cash to purchase and redeem the outstanding $165.0 million principal amount of 7 3/8% senior unsecured notes due June 1, 2014 and the remaining $32.4 million principal amount of the 7 5/8% Senior Notes, and pay all fees and expenses incurred in connection with the 6 1/8% Senior Notes offering and the tender offers. The 6 1/8% Senior Notes are redeemable at KCSM’s option, in whole or in part prior to June 15, 2016, by paying the greater of either 101% of the principal amount or the principal amount plus a “make whole” premium and in whole or in part on or after June 15, 2016, at the following redemption prices (expressed as percentages of principal amount) if redeemed during the 12-month period commencing on June 15 of the following years, plus any accrued and unpaid interest to the date of redemption: 2016 — 103.063%, 2017 — 102.042%, 2018 — 101.021%, 2019 and thereafter — 100.000%. In addition, KCSM may redeem up to 35% of the 6 1/8% Senior Notes at a redemption price equal to 106.125% any time prior to June 15, 2014 from the proceeds of the sale of KCSM’s capital stock or the capital stock of KCS. In addition, the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued and unpaid interest in the event of certain changes in the Mexican withholding tax rate.
All of KCSM’s senior notes described above are denominated in dollars, are unsecured, unsubordinated obligations, rank pari passu in right of payment with KCSM’s existing and future unsecured, unsubordinated obligations, and are senior in right of payment to KCSM’s future subordinated indebtedness. In addition, KCSM’s senior notes include certain covenants which are customary for these types of debt instruments issued by borrowers with similar credit ratings and restrict or prohibit certain

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

actions. Certain of these covenants no longer apply if KCSM’s senior notes are assigned an investment grade rating by both Moody’s Investors Service and Standard & Poor’s Rating Services.
KCSM Locomotive Financing
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
Debt Covenants Compliance
The Company was in compliance with all of its debt covenants as of December 31, 2012.
Other Debt Provisions
Change in Control Provisions. Certain loan agreements and debt instruments entered into or guaranteed by the Company and its subsidiaries provide for default in the event of a specified change in control of the Company or particular subsidiaries of the Company.
Leases and Debt Maturities
The Company leases transportation equipment, as well as office and other operating facilities, under various capital and operating leases. Rental expenses under operating leases were $108.8 million, $120.6 million, and $127.1 million for the years ended December 31, 2012, 2011, and 2010, respectively. Operating leases that contain scheduled rent adjustments are

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

recognized on a straight-line basis over the term of the lease. Contingent rentals and sublease rentals were not significant. Minimum annual payments and present value thereof under existing capital leases, other debt maturities and minimum annual rental commitments under non-cancelable operating leases are as follows (in millions):

	Long- Term Debt	Capital Leases			Total Debt	Operating Leases
Years		Minimum Lease Payments	Less Interest	Net Present Value		Southern Capital	Third Party	Total
2013	$55.6	$5.7	$1.1	$4.6	$60.2	$14.5	$103.8	$118.3
2014	77.9	4.9	0.9	4.0	81.9	13.8	95.7	109.5
2015	84.7	5.1	0.8	4.3	89.0	13.5	75.3	88.8
2016	202.2	4.6	0.6	4.0	206.2	11.5	63.9	75.4
2017	108.2	2.3	0.3	2.0	110.2	8.3	56.2	64.5
Thereafter	1,057.3	3.2	0.2	3.0	1,060.3	38.7	220.5	259.2
Total	$1,585.9	$25.8	$3.9	$21.9	$1,607.8	$100.3	$615.4	$715.7
In the normal course of business, the Company enters into long-term contractual requirements for future goods and services needed for the operations of the business. Such commitments are not in excess of expected requirements and are not reasonably likely to result in performance penalties or payments that would have a material adverse effect on the Company’s liquidity.

Note 10. Income Taxes
Current income tax expense represents the amounts expected to be reported on the Company’s income tax returns, and deferred tax expense or benefit represents the change in net deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Valuation allowances are recorded as appropriate to reduce deferred tax assets to the amount considered likely to be realized.
Tax Expense. Income tax expense consists of the following components (in millions):

	2012	2011	2010
Current:
Federal	$2.8	$—	$—
State and local	0.7	0.7	1.0
Foreign	36.2	1.7	2.0
Total current	39.7	2.4	3.0
Deferred:
Federal	99.2	78.0	66.4
State and local	(7.4)	4.5	6.7
Foreign	105.5	38.2	33.1
Total deferred	197.3	120.7	106.2
Total income tax expense	$237.0	$123.1	$109.2

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

Income before income taxes consists of the following (in millions):

	2012	2011	2010
Income before income taxes:
U.S.	$282.8	$231.0	$193.2
Foreign	333.6	224.0	96.0
Total income before income taxes	$616.4	$455.0	$289.2
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities follow at December 31 (in millions):

	2012	2011
Liabilities:
Depreciation and amortization	$902.9	$849.8
Investments	73.8	75.3
Other, net	6.0	7.5
Gross deferred tax liabilities	982.7	932.6
Assets:
Loss carryovers	(54.3)	(189.7)
Book reserves not currently deductible for tax	(77.1)	(94.7)
Other, net	(53.5)	(27.3)
Gross deferred tax assets before valuation allowance	(184.9)	(311.7)
Valuation allowance	4.3	15.5
Net deferred tax assets	(180.6)	(296.2)
Net deferred tax liability	$802.1	$636.4
Tax Rates. Differences between the Company’s effective income tax rate and the U.S. federal statutory income tax rate of 35% follow (in millions):

	2012	2011	2010
Income tax expense using the statutory rate in effect	$215.7	$159.3	$101.2
Tax effect of:
Difference between U.S. and foreign tax rate	(18.4)	(14.5)	(8.4)
Foreign exchange and inflation adjustments	42.3	(23.5)	22.6
State and local income tax provision, net	8.4	7.0	6.6
Change in valuation allowances	(11.2)	(1.6)	(9.9)
Tax credits	(3.1)	(2.3)	(2.3)
Uncertain tax positions	1.9	—	—
Other, net	1.4	(1.3)	(0.6)
Income tax expense	$237.0	$123.1	$109.2
Effective tax rate	38.4%	27.1%	37.8%

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

Difference Attributable to Foreign Investments. At December 31, 2012, the Company’s book basis exceeded the tax basis of its foreign investments by $1,187.3 million. The Company has not provided a deferred income tax liability for the income taxes, if any, which might become payable on the realization of this basis difference because the Company intends to indefinitely reinvest in foreign investments the operating earnings which gave rise to the basis differential or remit the earnings in tax-free transactions. Moreover, the Company has no other plans to realize this basis differential by a sale of its interests in foreign investments. If the earnings were to be remitted in a taxable transaction, as of December 31, 2012, the Company would incur gross federal income taxes of $415.5 million which would be partially offset by foreign tax credits.
Changes in Tax Law. On December 17, 2012, changes to the Mexican Federal Income Tax Law were approved. The 30% income tax rate used in 2012 will remain applicable for 2013. The planned income tax rate reduction has been postponed one year with 29% starting in 2014 and 28% in 2015. The Company's deferred income tax assets and liabilities were revalued using the rates expected to be in effect when the underlying temporary differences are expected to reverse. This revaluation was immaterial to the 2012 tax provision.
Tax Carryovers. The Company has both U.S. federal and state net operating losses which are carried forward 20 years for federal tax purposes and from 5 to 20 years for state tax purposes. Both the federal and state loss carryovers are analyzed each year to determine the likelihood of realization. The U.S. federal loss carryover at December 31, 2012, was $10.7 million and if not used, would begin to expire in 2023. Prior year federal loss carryovers of $73.5 million not recognized in the consolidated financial statements as of December 31, 2011, due to a limitation on recognizing excess tax benefits related to share-based compensation have all been recognized in the consolidated financial statements as of December 31, 2012. The Company has $29.4 million of tax credit carryovers consisting primarily of $22.6 million of track maintenance credits which, if not used, will begin to expire in 2024, and $1.5 million of alternative minimum tax credits which do not expire.
The state loss carryovers arise from both combined and separate tax filings from as early as 1997. The loss carryovers may expire as early as December 31, 2013 and as late as December 31, 2031. The state loss carryover at December 31, 2012, was $391.4 million.
The valuation allowance for deferred tax assets as of December 31, 2012, was $4.3 million, a decrease of $11.2 million as compared to $15.5 million as of December 31, 2011. The decrease primarily reflects a release of valuation allowance related to state net operating loss carryovers.
The Mexico federal loss carryovers at December 31, 2012, were $117.5 million and will begin to expire in 2015. A deferred tax asset was recorded in prior periods for the expected future tax benefit of these losses which will be carried forward to reduce only ordinary Mexican income tax payable in future years. A deferred tax asset is also recorded for an asset tax credit carryover in the amount of $6.8 million which will begin to expire in 2017.
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

	2012	2011
Balance at January 1,	$1.7	$1.7
Additions based on tax positions related to the current year	0.9	—
Additions for tax positions of prior years	1.0	—
Balance at December 31,	$3.6	$1.7

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

All of the unrecognized tax benefits would affect the effective income tax rate if recognized and is not expected to significantly change in the next twelve months.
Interest and penalties related to uncertain tax positions are included in income before taxes on the consolidated statements of income. Accrued interest and penalties on unrecognized tax benefits and interest and penalty expense was immaterial to the consolidated financial statements for all periods presented.
Tax years after 2008 remain open to examination by the IRS. State income tax returns generally remain open to examination for three to four years following the filing of the return.
During 2012, the 2004 KCSM tax return audit was completed without adjustment. Tax returns filed for periods after 2006 remain open to examination by the taxing authorities. The Company received audit assessments for KCSM for the year ended December 31, 2005, and NAFTA Rail, S.A. de C.V. for the year ended December 31, 2009, from the Servicio de Administracion Tributaria (the “SAT”), the Mexican equivalent of the IRS. The Company will initiate administrative proceedings with the SAT and if settlements are not reached, the matters will be litigated. The Company believes that it has strong legal arguments in its favor and more likely than not will prevail in any challenges of the assessments.
The Company believes that an adequate provision has been made for any adjustment (taxes and interest) that will be due for all open years. However, an unexpected adverse resolution could have a material effect on the consolidated financial statements in a particular quarter or fiscal year.

Note 11. Stockholders’ Equity
Information regarding the Company’s capital stock at December 31 follows:

	Shares Authorized		Shares Issued
	2012	2011	2012	2011
$25 par, 4% noncumulative, preferred stock	840,000	840,000	649,736	649,736
$1 par, preferred stock	2,000,000	2,000,000	—	—
$.01 par, common stock	400,000,000	400,000,000	123,352,185	123,352,185
Shares outstanding at December 31:

	2012	2011
$25 par, 4% noncumulative, preferred stock	242,170	242,170
$.01 par, common stock	110,131,353	109,910,857
Treasury Stock. Shares of common stock in Treasury and related activity follow:

	2012	2011	2010
Balance at beginning of year	13,441,328	13,703,453	14,369,722
Shares issued to fund stock option exercises	(141,728)	(158,440)	(480,514)
Employee stock purchase plan shares issued	(44,319)	(59,390)	(110,850)
Nonvested shares issued	(56,136)	(57,659)	(143,457)
Nonvested shares forfeited	21,687	13,364	68,552
Balance at end of year	13,220,832	13,441,328	13,703,453

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

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
The Company and certain of its subsidiaries have established trusts to provide for the funding of corporate commitments and entitlements of officers, directors, employees and others in the event of a specified change in control of the Company or subsidiary. Assets held in such trusts on December 31, 2012 and 2011, were not material. Depending upon the circumstances at the time of any such change in control, the most significant factor of which would be the highest price paid for KCS common stock by a party seeking to control the Company, funding of the Company’s trusts could be substantial.
Accumulated Other Comprehensive Loss. The following table summarizes the changes in the after-tax balances of each component of accumulated other comprehensive loss (in millions):

	Postemployment Benefits	Foreign Currency Translation Adjustment	Unrealized Loss on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at December 31, 2010	$0.7	$(1.9)	$(0.2)	$(1.4)
Other comprehensive income (loss)	(0.2)	(0.8)	0.2	(0.8)
Balance at December 31, 2011	0.5	(2.7)	—	(2.2)
Other comprehensive income (loss)	(0.1)	0.5	(0.6)	(0.2)
Balance at December 31, 2012	$0.4	$(2.2)	$(0.6)	$(2.4)

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
Stock Options. The exercise price for the options granted under the 2008 Plan is at 100% of the closing market price of the Company’s stock on the date of grant. Under the 1991 Plan, options were granted at 100% of the average market price of the Company’s stock on the date of grant. Options generally have either a 3 or 5 year cliff vesting period and are exercisable over the 10 year contractual term, except that options outstanding become immediately exercisable upon certain defined

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

circumstances constituting a change in control of the Company. The grant date fair value, less estimated forfeitures, is recorded to expense on a straight-line basis over the vesting period.
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
The fair value of each option award subject only to service conditions granted in 2012 and 2011 is estimated on the date of grant using the Black-Scholes option pricing model. The fair value and service period of stock option market-based awards granted in 2010 was estimated on the date of grant using the Monte Carlo simulation model. The weighted-average assumptions used were as follows:

	2012	2011	2010
Expected dividend yield	0%	0%	0%
Expected volatility	46.59%	45.40%	43.43%
Risk-free interest rate	0.46%	1.29%	2.83%
Expected term (years)	6.0	6.0	6.5
Weighted-average grant date fair value of stock options granted	$29.45	$23.39	$15.96
The expected dividend yield for 2012 was 0% as all stock options were granted prior to the initial dividend declaration on March 30, 2012. The expected volatility is based on the historical volatility of the Company’s stock price over a term equal to the estimated life of the options. The risk-free interest rate is determined based on U.S. Treasury rates for instruments with terms approximating the expected life of the options granted, which represents the period of time the awards are expected to be outstanding and is based on the historical experience of similar awards.
The following table summarizes the stock option activity under the Plans:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			In years	In millions
Options outstanding at December 31, 2011	501,636	$29.81
Granted	69,552	66.99
Exercised	(201,704)	17.12
Forfeited or expired	(1,413)	59.87
Options outstanding at December 31, 2012	368,071	$43.67	6.97	$14.7
Vested and expected to vest at December 31, 2012	363,782	$43.55	6.96	$14.5
Exercisable at December 31, 2012	222,486	$34.43	6.09	$10.9
Compensation cost of $1.8 million, $2.2 million, and $2.7 million was recognized for stock option and market-based option awards for the years ended December 31, 2012, 2011, and 2010, respectively. The total income tax benefit recognized in the consolidated statements of income was $0.7 million, $0.8 million, and $1.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

Additional information regarding stock option exercises appears in the table below (in millions):

	2012	2011	2010
Aggregate grant-date fair value of stock options vested	$1.3	$1.1	$2.0
Intrinsic value of stock options exercised	12.1	9.5	21.7
Cash received from option exercises	1.9	2.1	2.1
Tax benefit realized from options exercised during the annual period	4.6	0.2	1.2
As of December 31, 2012, $1.2 million of unrecognized compensation cost relating to nonvested stock options is expected to be recognized over a weighted-average period of 1.0 year. At December 31, 2012, there were 1,331,896 shares available for future grants under the 2008 Plan.
Nonvested Stock. The Plans provide for the granting of nonvested stock awards to officers and other designated employees. The grant date fair value is based on the average market price of the stock (under the 1991 Plan) or the closing market price (under the 2008 Plan) on the date of the grant. These awards are subject to forfeiture if employment terminates during the vesting period, which is generally 3 year or 5 year cliff vesting for employees and 1 year for directors. The grant date fair value of nonvested shares, less estimated forfeitures, is recorded to compensation expense on a straight-line basis over the vesting period.
A summary of nonvested stock activity is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
			In millions
Nonvested stock at December 31, 2011	318,412	$41.08
Granted	87,146	70.98
Vested	(104,904)	42.53
Forfeited	(21,687)	47.54
Nonvested stock at December 31, 2012	278,967	$49.37	$23.3
The fair value (at vest date) of shares vested during the years ended December 31, 2012, 2011, and 2010 was $7.8 million, $9.9 million, and $15.2 million, respectively.
The weighted-average grant date fair value of nonvested stock granted during 2012, 2011 and 2010 was $70.98, $54.74 and $36.24, respectively. Compensation cost for nonvested stock was $4.4 million, $4.7 million, and $5.6 million for the years ended December 31, 2012, 2011, and 2010, respectively. The total income tax benefit recognized in the consolidated statements of income was $1.6 million, $1.7 million, and $2.1 million for the years ended December 31, 2012, 2011, and 2010, respectively.
As of December 31, 2012, $6.6 million of unrecognized compensation costs related to nonvested stock is expected to be recognized over a weighted-average period of 1.5 years.
Performance Based Awards. The Company granted performance based nonvested stock awards during 2012 (the “2012 Awards”) and 2011 (“the 2011 Awards”). The awards granted provide a target number of shares that generally vest at the end of a 3 year requisite service period following the grant date. In addition to the service condition, the number of nonvested shares to be received depends on the attainment of defined Company-wide performance goals based on operating ratio and return on invested capital over a three-year performance period for 2012 Awards and annual performance periods for the 2011 Awards. The number of nonvested shares ultimately earned will range between zero to 200% of the target award.

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

A summary of performance based nonvested stock activity at target is as follows:

	Target Number of Shares *	Weighted-Average Grant Date Fair Value
Nonvested stock, at December 31, 2011	25,160	$52.66
Granted	86,302	62.81
Vested	(417)	52.62
Forfeited	(2,466)	61.26
Nonvested stock, at December 31, 2012	108,579	$60.54
_____________________
* For the 2012 Awards, participants in the aggregate can earn up to a maximum of 119,342 shares. For the 2011 Awards, the performance shares earned in 2012 and 2011 were 48,898 and 47,995 which was approximately 200% and 193% of the annual target award granted for the 2012 and 2011 performance periods, respectively. For the 2013 performance period, participants in the aggregate can earn up to a maximum of 48,884 shares.
The weighted-average grant date fair value of performance based nonvested stock granted during 2012 and 2011 was $62.81 and $52.66, respectively. The Company expenses the grant date fair value of the awards which are probable of being earned over the performance periods. Compensation cost on performance based awards was $4.0 million and $1.2 million for the years ended December 31, 2012 and 2011, respectively. Total income tax benefit recognized in the consolidated statements of income for performance based awards was $1.5 million and $0.4 million for the years ended December 31, 2012 and 2011, respectively.
As of December 31, 2012, $3.8 million of unrecognized compensation cost related to performance based awards is expected to be recognized over a weighted-average period of 0.9 year.
Employee Stock Purchase Plan. The employee stock purchase plan (“ESPP”) provides substantially all full-time employees of the Company, certain subsidiaries and certain other affiliated entities, with the right to subscribe to an aggregate of four million shares of common stock of the Company. Under the ESPP, eligible employees may contribute, through payroll deductions, up to 5% of their regular base compensation during six-month purchase periods. At the end of each purchase period, the accumulated deductions are applied toward the purchase of the Company’s common stock.
Pursuant to the terms of the ESPP, the purchase price for shares is equal to 90% of the closing market price on either the exercise date or the offering date, whichever is lower. Both the 10% discount in grant price and the 90% share option are valued to derive the award’s fair value. The awards vest and the expense is recognized ratably over the offering period.

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

The following table summarizes activity related to the various ESPP offerings:

	Exercise Date			Received from Employees(i)
	Date Issued	Purchase Price	Shares Issued
				In millions
July 2012 offering	January 14, 2013	$61.73	23,099	$1.4
January 2012 offering	July 13, 2012	61.84	21,559	1.3
July 2011 offering	January 13, 2012	54.55	22,760	1.2
January 2011 offering	July 14, 2011	43.76	27,170	1.2
July 2010 offering	January 14, 2011	32.49	32,220	1.0
January 2010 offering	July 14, 2010	29.63	30,670	0.9
_____________________

(i)	Represents amounts received from employees through payroll deductions for share purchases under applicable offering.
The fair value of the ESPP stock purchase rights is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used for each of the respective periods were as follows:

	Year Ended December 31,
	2012	2011	2010
Expected dividend yield	0.59%	0%	0%
Expected volatility	28.97%	22.72%	31.00%
Risk-free interest rate	0.14%	0.18%	0.21%
Expected term (years)	0.5	0.5	0.5
Weighted-average grant date fair value	$12.40	$8.87	$6.46
Compensation expense of $0.5 million, $0.4 million, and $0.4 million was recognized for ESPP option awards for the years ended December 31, 2012, 2011, and 2010, respectively. At December 31, 2012, there were 3.8 million remaining shares available for future ESPP offerings under the plan.

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
Postemployment Benefits. Mexican law requires that the Company provide certain postemployment benefits to its Mexican union and non-union employees. These plans provide statutorily calculated benefits which are payable upon retirement, death, disability, voluntary or involuntary termination of employees based on length of service.
During September 2010, the Company completed negotiations with the Mexican labor union. Among other matters resolved in these negotiations, the Company is not required to provide an incremental benefit to its union employees upon retirement. Previous to the agreement reached with the Mexican labor union, the Company had recorded a liability for an

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

incremental retirement benefit which was based on various factors including retirement eligibility based on a combination of age and years of credited service and the employee’s salary at the time of retirement. The Company has no legal obligation to fund any benefit previously calculated under these factors.
The Company uses December 31 as the measurement date for its postemployment benefit obligations.
Net Periodic Benefit Cost, Plan Obligations and Funded Status
Components of the net cost (benefit) for these plans were as follows for the years ended December 31 (in millions):

	Health and Welfare			Postemployment Benefits
	2012	2011	2010	2012	2011	2010
Service cost	$0.1	$0.1	$0.1	$0.9	$0.9	$1.3
Interest cost	0.2	0.3	0.3	0.8	0.9	1.4
Actuarial (gain) loss (i)	0.1	1.6	0.8	3.1	0.8	(7.6)
Foreign currency (gain) loss	—	—	—	0.6	(1.4)	0.9
Prior service credit (ii)	(0.2)	(0.2)	(0.3)	—	—	—
Net periodic cost (benefit) recognized	$0.2	$1.8	$0.9	$5.4	$1.2	$(4.0)
_____________________

(i)	Net benefit costs above do not include a component for the amortization of actuarial gains or losses as the Company’s policy is to recognize such gains and losses immediately.

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

The following table reconciles the change in the benefit obligation, fair value of plan assets, change in the funded status, and the accrued benefit cost as of and for each of the years ended December 31 (in millions):

	Health and Welfare		Postemployment Benefits
	2012	2011	2012	2011
Benefit obligation at beginning of year	$6.4	$5.2	$10.0	$10.4
Service cost	0.1	0.1	0.9	0.9
Interest cost	0.2	0.3	0.8	0.9
Actuarial (gain) loss	0.1	1.6	3.1	0.8
Foreign currency (gain) loss	—	—	0.6	(1.4)
Benefits paid, net of retiree contributions	(0.3)	(0.8)	(2.2)	(1.6)
Benefit obligation at end of year	6.5	6.4	13.2	10.0

Funded status	$(6.5)	$(6.4)	$(13.2)	$(10.0)
Assumptions
The assumptions used to determine benefit obligations and costs are selected based on current and expected market conditions. Discount rates are selected based on the rates on low risk government bonds with cash flows approximating the timing of expected benefit payments. The Mexico bond market is utilized for the postemployment obligation and the U.S. bond market is utilized for the U.S. health and welfare obligation.

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

Weighted average assumptions used to determine benefit obligations were as follows for the years ended December 31:

	Health and Welfare		Postemployment Benefits
	2012	2011	2012	2011
Discount rate	3.50%	4.00%	6.75%	8.00%
Rate of compensation increase	n/a	n/a	4.50%	4.50%
Weighted average assumptions used to determine net benefit cost for the periods were as follows for the years ended December 31:

	Health and Welfare		Postemployment Benefits
	2012	2011	2012	2011
Discount rate	4.00%	5.25%	8.00%	8.25%
Rate of compensation increase	n/a	n/a	4.50%	4.50%
The following table presents the assumed health care cost trends:

	2012	2011	2010
Health care trend rate for next year	8.00%	8.50%	9.00%
Ultimate trend rate	5.00%	5.00%	5.00%
Year that rate reaches ultimate rate	2029	2020	2020
Cash Flows
The following table presents benefit payments expected to be paid, which reflect expected future service, as appropriate, for each of the next five years and the aggregate five years thereafter (in millions):

Year	Health and Welfare	Postemployment Benefits
2013	$0.5	$0.8
2014	0.5	0.8
2015	0.5	0.9
2016	0.5	0.9
2017	0.4	1.0
2018-2022	1.9	6.7
Multi-Employer Plan. Under collective bargaining agreements, KCSR participates in a multi-employer benefit plan, which provides certain post-retirement health care and life insurance benefits to eligible union employees and certain retirees. Premiums under this plan are expensed as incurred and were $4.3 million, $4.6 million, and $4.2 million for the years ended December 31, 2012, 2011, and 2010, respectively.
401(k) and Profit Sharing Plan. The Company sponsors the KCS 401(k) and Profit Sharing Plan (the “401(k) plan”), whereby participants can choose to make contributions in the form of salary deductions pursuant to Section 401(k) of the Internal Revenue Code. The Company matches 401(k) contributions up to a maximum of 5% of compensation. The Company recognized expense of $2.3 million, $2.2 million and $1.8 million for the years ended December 31, 2012, 2011 and 2010, related to the KCS 401(k) and Profit Sharing Plan. The 401(k) plan includes the Company’s common stock as an investment option. The common stock is acquired by the 401(k) plan trustee through open market transactions of previously registered shares.

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

Note 14. Commitments and Contingencies
Concession Duty. Under the Concession, KCSM paid concession duty expense of 0.5% of gross revenues for the first 15 years of the Concession period and, on June 24, 2012, KCSM began paying 1.25% of gross revenues, which is effective for the remaining years of the Concession. For the year ended December 31, 2012, the concession duty expense, which is recorded within materials and other in operating expenses, was $9.4 million, compared to $4.9 million and $4.1 million for the same periods in 2011 and 2010, respectively.
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
Personal Injury. The Company’s personal injury liability is based on semi-annual actuarial studies performed on an undiscounted basis by an independent third party actuarial firm and reviewed by management. This liability is based on personal injury claims filed and an estimate of claims incurred but not yet reported. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Adjustments to the liability are reflected within operating expenses in the period in which changes to estimates are known. Personal injury claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The personal injury liability as of December 31, 2012 is based on an updated actuarial study of personal injury claims through November 30, 2012 and review of the last month’s experience. For the years ended December 31, 2012 and 2011, the Company recorded a $8.4 million and $20.1 million reduction in personal injury liability, due to changes in estimates as a result of the Company’s continuing favorable claims development and settlement experience.

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

The personal injury liability activity was as follows (in millions):

	2012	2011
Balance at beginning of year	$40.1	$62.2
Accruals	10.0	10.7
Change in estimate	(8.4)	(20.1)
Payments	(7.3)	(12.7)
Balance at end of year	$34.4	$40.1
Certain Disputes with Ferromex. KCSM and Ferrocarril Mexicano, S.A. de C.V. (“Ferromex”) use certain trackage rights, haulage rights and interline services (the “Services”) provided by each other. The rates to be charged after January 1, 2009, were agreed to pursuant to the Trackage Rights Agreement, dated February 9, 2010 (the “Trackage Rights Agreement”), between KCSM and Ferromex. The rates payable for these Services for the period beginning in 1998 through December 31, 2008 are still not resolved. KCSM is currently involved in discussions with Ferromex regarding the amounts payable to each other for the Services for this period. If KCSM cannot reach an agreement with Ferromex for rates applicable for Services provided prior to January 1, 2009, which are not subject to the Trackage Rights Agreement, the Mexican Secretaría de Comunicaciones y Transportes (“Secretary of Communications and Transportation” or “SCT”) is entitled to set the rates in accordance with Mexican law and regulations. KCSM and Ferromex both initiated administrative proceedings seeking a determination by the SCT of the rates that KCSM and Ferromex should pay each other in connection with the Services. The SCT issued rulings in 2002 and 2008 setting the rates for the Services and both KCSM and Ferromex challenged these rulings. Although KCSM and Ferromex have challenged these matters based on different grounds and these cases continue to evolve, management believes the amounts recorded related to these matters are adequate.
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
Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness or further weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and operating results. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate at December 31, 2012.
Panama Canal Railway Company (”PCRC”) Guarantees and Indemnities. The Company has issued two irrevocable standby letters of credit totaling approximately $0.4 million to fulfill the Company’s fifty percent guarantee of PCRC’s equipment loans. The Company agreed to fund fifty percent of any debt service reserve or liquidity reserve shortfall by PCRC,

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

reserves which were established by PCRC in connection with the issuance of the 7.0% Senior Secured Notes due November 1, 2026 (the “Notes”). At December 31, 2012, the Company had issued and outstanding $5.3 million under a standby letter of credit to fulfill its obligation to fund fifty percent of these reserves. Additionally, KCS has pledged its shares of PCRC as security for the Notes.

Note 15. Derivative Instruments
In general, the Company enters into derivative transactions in limited situations based on management’s assessment of current market conditions and perceived risks. However, management intends to respond to evolving business and market conditions and in doing so, may enter into such transactions more frequently as deemed appropriate.
Credit Risk. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages this risk by limiting its counterparties to large financial institutions which meet the Company’s credit rating standards and have an established banking relationship with the Company. As of December 31, 2012, the Company did not expect any losses as a result of default of its counterparties.
Interest Rate Swaps. On March 5, 2012, KCSR entered into four amortizing interest rate swaps with an aggregate notional amount of $320.0 million, which have been designated as cash flow hedges. The interest rate swaps effectively convert interest payments on a portion of outstanding term loans of KCSR from variable rates to fixed rates. The swaps are highly effective and as a result there will be minimal earnings impact associated with ineffectiveness of these hedges. As of December 31, 2012, the hedging instruments have an aggregate notional amount of $304.5 million at a fixed rate of 0.4942%. Settlements are indexed to the one-month LIBOR and will occur monthly through March 31, 2014.
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
The following table presents the fair value of derivative instruments included in the consolidated balance sheet (in millions):

	Liability Derivatives
	Balance Sheet Location	December 31, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Interest rate swaps	Other noncurrent liabilities & deferred credits	$0.9	$—
Total derivatives designated as hedging instruments		0.9	—
Total derivatives		$0.9	$—

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

The following table presents the amounts affecting the consolidated statements of income for the years ended December 31 (in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2012	2011	2010		2012	2011	2010
Interest rate swaps	$(1.6)	$—	$(0.7)	Interest expense	$(0.7)	$(0.4)	$(5.1)
Total	$(1.6)	$—	$(0.7)		$(0.7)	$(0.4)	$(5.1)
During the years ended December 31, 2012, 2011 and 2010, there was no ineffectiveness recognized related to cash flow hedges. As of December 31, 2012, the Company expects that approximately $0.8 million of net losses will be reclassified from accumulated other comprehensive loss into interest expense over the next 12 months.
Fuel Derivative Transactions. During the years ended December 31, 2012, and 2011, the Company did not enter into any fuel swap agreements. In the first quarter of 2010, the Company entered into fuel swap agreements to hedge 22.6 million gallons of diesel fuel purchases through the end of 2010 at an average swap price per gallon of $2.22, which were not designated as hedging instruments. For the year ended December 31, 2010, the Company recognized a loss of $1.0 million for fuel swap contracts which were not designated as hedging instruments in fuel expense in the consolidated statements of income.

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

Note 16. Quarterly Financial Data (Unaudited)

	Fourth	Third		Second		First
	(In millions, except per share amounts)
2012
Revenues	$568.4	$577.4		$545.3		$547.5
Operating income	173.6	180.7		203.8	(i)	157.8
Net income	92.5	90.7		120.9		75.3
Net income attributable to Kansas City Southern and subsidiaries	91.8	90.1		120.4		75.0
Per share data:
Basic earnings per common share	$0.84	$0.82		$1.10		$0.68
Diluted earnings per common share	0.83	0.82		1.09		0.68

2011
Revenues	$530.3	$544.5		$534.9		$488.6
Operating income	150.4	181.8	(ii)	151.6		127.8
Net income	96.0	100.1		71.7		64.1
Net income attributable to Kansas City Southern and subsidiaries	95.7	99.8		70.8		64.0
Per share data:
Basic earnings per common share	$0.87	$0.91		$0.65		$0.60
Diluted earnings per common share	0.87	0.91		0.64		0.58
_____________________

(i)
During the second quarter of 2012, the Company recognized a pre-tax gain of $43.0 million within operating expenses for the elimination of deferred statutory profit sharing liability, net as a result of the organizational restructuring during the period.

(ii)	During the third quarter of 2011, the Company recognized a pre-tax gain of $25.6 million within operating expenses for insurance recoveries related to hurricane damage.

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

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

The activity centers are responsible for executing the overall corporate strategy and operating plan established by corporate management as a coordinated system.
The following tables (in millions) provide information by geographic area:

	Years ended December 31,
	2012	2011	2010
Revenues
U.S.	$1,216.7	$1,159.9	$1,020.1
Mexico	1,021.9	938.4	794.7
Total revenues	$2,238.6	$2,098.3	$1,814.8

	Years ended December 31,
	2012	2011
Property and equipment (including concession assets), net
U.S.	$3,126.2	$2,875.0
Mexico	2,558.6	2,446.6
Total property and equipment (including concession assets), net	$5,684.8	$5,321.6

Note 18. Subsequent Events
Common Stock Dividend
On January 28, 2013, the Company’s Board of Directors declared a cash dividend of $0.215 per share payable on April 3, 2013, to common stockholders of record as of March 11, 2013. The aggregate amount of the dividend declared was approximately $23.7 million.
Foreign Currency Forward Contract
On January 30, 2013, the Company entered into a forward contract with a notional amount of $65.0 million to hedge its exposure to foreign currency risk. The contract obligates the Company to purchase a total of Ps. 853.0 million at an exchange rate of Ps. 13.12 to each U.S. dollar with a maturity date of December 31, 2013. The Company has not designated this forward contract as a hedging instrument for hedge accounting purposes. The Company will mark the contract to market at the end of each reporting period and recognize any foreign exchange gain or loss within the consolidated statements of income.

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
KPMG LLP, the independent registered public accounting firm that audited the Company’s financial statements contained herein, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2012. The attestation report is included in Item 8 of this Form 10-K.

Item 9B.	Other Information
None.

Part III
The Company has incorporated by reference certain responses to the Items of this Part III pursuant to Rule 12b-23 under the Exchange Act and General Instruction G(3) to Form 10-K. The Company’s definitive proxy statement for the annual meeting of stockholders scheduled for May 2, 2013 (“Proxy Statement”), will be filed no later than 120 days after December 31, 2012.

Item 10.	Directors, Executive Officers and Corporate Governance
(a) Directors of the Company
The sections of the Proxy Statement entitled “Proposal 1 — Election of Three Directors” and “The Board of Directors” are incorporated by reference in partial response to this Item 10.
(b) Executive Officers of the Company
See “Executive Officers of KCS and Subsidiaries” in Part I, Item 1 of this annual report incorporated by reference herein for information about the executive officers of the Company.
(c) Changes to Shareholder Nominating Procedures
The Information set forth in the Proxy Statement is incorporated by reference in partial response to this Item 10.
(d) Audit Committee and Audit Committee Financial Experts
The section of the Proxy Statement entitled “Board Committees — The Audit Committee” is incorporated by reference in partial response to this Item 10.
(e) Compliance with Section 16(a) of the Exchange Act
The response to Item 405 of Regulation S-K under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated by reference in partial response to this Item 10.
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
(g) Annual Certification to the New York Stock Exchange
KCS’s common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “KSU”. As a result, the Chief Executive Officer is required to make annually, and he made on May 14, 2012, a CEO’s Annual Certification to the New York Stock Exchange in accordance with Section 303A.12 of the NYSE Listed Company Manual stating that he was not aware of any violations by KCS of the NYSE corporate governance listing standards.

Item 11.	Executive Compensation
Information required by Item 11 of Part III is incorporated by reference from the Proxy Statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2012 pursuant to Regulation 14A of the Exchange Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The section of the Proxy Statement entitled “Beneficial Ownership” is incorporated by reference in partial response to this Item 12.
Equity Compensation Plan Information
The following table provides information as of December 31, 2012, about the common stock that may be issued upon the exercise of options, warrants and rights, as well as shares remaining available for future issuance under the Company’s existing equity compensation plans.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans-Excluding Securities Reflected in the First Column (i)
Equity compensation plans:
Approved by security holders	555,507	$49.87	5,174,418
Not approved by security holders	—	—	—
Total	555,507	$49.87	5,174,418
_____________________

(i)
Includes 3,842,522 shares available for issuance under the 2009 Employee Stock Purchase Plan and 1,331,896 shares available for issuance under the 2008 Plan as awards in the form of Nonvested Shares, Bonus Shares, Performance Units or Performance Shares or issued upon the exercise of Options (including ISOs), stock appreciation rights or limited stock appreciation rights awarded under the 2008 Plan.

The Company has no knowledge of any arrangement the operation of which may at a subsequent date result in a change of control of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 of Part III is incorporated by reference from the Proxy Statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2012 pursuant to Regulation 14A of the Exchange Act.

Item 14.	Principal Accountant Fees and Services
Information required by Item 14 of Part III is incorporated by reference from the Proxy Statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2012 pursuant to Regulation 14A of the Exchange Act.

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

3.2
Amended and Restated Bylaws of Kansas City Southern as amended and restated to August 7, 2012, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on August 13, 2012 (File No. 1-4717), is incorporated herein by reference as Exhibit 3.2.

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

4.2.1
First Supplemental Indenture dated as of February 13, 2012 among KCSR, the Company, Gateway Eastern Railway Company, Pabtex, Inc., Southern Development Company, Southern Industrial Services, Inc. and Trans-Serve, Inc. and U.S. Bank National Association, as trustee, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 27, 2012 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.2.1.

4.3
Indenture, dated March 30, 2009, between KCSM and U.S. Bank National Association, as trustee and paying agent, covering up to $200,000,000 of KCSM’s 12 1/2% Senior Notes due 2016 (the “2009 KCSM Indenture”), filed as Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended March 31, 2009, filed on April 30, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.3.

4.3.1
First Supplemental Indenture to the 2009 KCSM Indenture, dated November 12, 2009, between KCSM, as issuer, and U.S. Bank National Association, as trustee and paying agent (the “2009 KCSM Supplemental Indenture”), filed as Exhibit 4.15.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 12, 2010, is incorporated herein by reference as Exhibit 4.3.1.

4.3.2
Registration Rights Agreement, dated March 30, 2009, between KCSM and Banc of America Securities, LLC, as representative of the placement agents listed therein (“2009 KCSM Registration Rights Agreement”), filed as Exhibit 2.1 to the Company’s Form 10-Q for the quarter ended March 31, 2009, filed on April 30, 2009 (File No. 1-4717), is incorporated by reference as Exhibit 4.3.2.

Exhibit	Description
4.4
Indenture, dated January 22, 2010, between KCSM and U.S. Bank National Association, as trustee and paying agent, covering up to $300,000,000 of KCSM’s 8% Senior Notes due 2018 (the “2010 KCSM Indenture”), filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on January 28, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.4.

4.4.1
Registration Rights Agreement, dated January 22, 2010, between KCSM and Banc of America Securities, LLC, as representative of the placement agents listed therein (the “2010 KCSM Registration Rights Agreement”), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on January 28, 2010 (File No. 1-4717), is incorporated by reference as Exhibit 4.4.1.

4.5
Indenture, dated December 20, 2010, among KCSM and U.S. Bank National Association, as trustee and paying agent, covering up to $185,000,000 of KCSM’s 6.625% Senior Notes due 2020, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on December 20, 2010, is incorporated herein by reference as Exhibit 4.5.

4.5.1
Registration Rights Agreement, dated December 20, 2010, among KCSM, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Scotia Capital (USA) Inc., BBVA Securities Inc., Citigroup Global Markets Inc. and USB Securities LLC, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on December 20, 2010, is incorporated herein by reference as Exhibit 4.5.1.

4.6
Indenture, dated May 20, 2011, between KCSM and U.S. Bank National Association, as trustee and paying agent, covering up to $200,000,000 of KCSM’s 6.125% Senior Notes due 2021, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on May 25, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.6.

4.6.1
Registration Rights Agreement, dated May 20, 2011, among KCSM, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Scotia Capital (USA) Inc., Banco Bilbao Vizcaya Argentaria, S.A. and Morgan Stanley & Co. Incorporated, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on May 25, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.6.1.

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

10.4.8
Form of Restricted Shares Award Agreement (executive plan) under the Amended 1991 Plan, filed as Exhibit 10.5.10 to the Company’s Form 10-K for the year ended December 31, 2007, filed on February 15, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.4.8.

10.5
Employment Agreement, as amended and restated January 1, 2001, among the Company, KCSR and Michael R. Haverty, filed as Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2001, filed on March 29, 2002 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.

10.5.1
Addendum to Employment Agreement, dated August 18, 2004, between KCSR, the Company and Michael R. Haverty, filed as Exhibit 10.8.1 to the Company’s Form 10-K for the year ended December 31, 2007, filed on February 15, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.1.

10.5.2
Amendment to Amended and Restated Employment Agreement, effective January 1, 2005, among KCSR, the Company and Michael R. Haverty, filed as Exhibit 10.8.2 to the Company’s Form 10-K for the year ended December 31, 2007, filed on February 15, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.2.

10.5.3
Addendum to Employment Agreement, effective January 1, 2009, between the Company, KCSR and Michael R. Haverty, filed as Exhibit 10.7.3 to the Company’s Form 10-K for the year ended December 31, 2008, filed on February 17, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.3.

10.5.4
Addendum to Employment Agreement, dated June 28, 2010, among the Company, KCSR and Michael Haverty, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 29, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.4.

10.5.5	Amendment to Employment Agreement dated December 17, 2012, between KCSR and Michael R. Haverty, filed as Exhibit 10.5.5 to this Annual Report on Form 10-K.

10.6
Employment Agreement, dated May 15, 2006, between KCSR and Patrick J. Ottensmeyer (the “Ottensmeyer Employment Agreement”), attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 12, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.6.

10.6.1
Amendment No. 1 to the Ottensmeyer Employment Agreement, dated May 7, 2007, filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2007, filed on July 27, 2007 (File No. 1-4717), is incorporated by reference as Exhibit 10.6.1.

10.6.2
Addendum to Employment Agreement, effective January 1, 2009, between the Company, KCSR and Patrick J. Ottensmeyer, filed as Exhibit 10.8.2 to the Company’s Form 10-K for the year ended December 31, 2008, filed on February 17, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.6.2.

10.6.3	Amendment to Employment Agreement dated December 17, 2012, between KCSR and Patrick J. Ottensmeyer, filed as Exhibit 10.6.3 to this Annual Report on Form 10-K.

10.7
Kansas City Southern Executive Plan, as amended and restated January 1, 2009, filed as Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2008, filed on February 17, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.7.

10.8
Kansas City Southern Annual Incentive Plan, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2011, filed on April 21, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.8.

10.9
English translation of concession title granted by the Secretaría de Comunicaciones y Transportes (“SCT”) in favor of Ferrocarril del Noreste, S.A. de C.V. (“FNE”), dated December 2, 1996, filed as Exhibit 10.10 to the Company's Form 10-K for the year ended December 31, 2011, filed on February 8, 2012 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.9.

Exhibit	Description
10.9.1
English translation of amendment, dated February 12, 2001, filed as Exhibit 10.10.1 to the Company's Form 10-K for the year ended December 31, 2011, filed on February 8, 2012 (File No. 1-4717), of concession title granted by SCT in favor of KCSM, formerly known as FNE, December 2, 1996, is incorporated herein by reference as Exhibit 10.9.1.

10.9.2
English translation of amendment no. 2, dated November 22, 2006, filed as Exhibit 10.10.2 to the Company's Form 10-K for the year ended December 31, 2011, filed on February 8, 2012 (File No. 1-4717), of concession title granted by SCT in favor of KCSM, formerly known as FNE, December 2, 1996, amended February 12, 2001, is incorporated herein by reference as Exhibit 10.9.2.

10.10
Lease Agreement, originally dated June 26, 2001 and amended March 26, 2002, between KCSR and Broadway Square Partners LLP, filed as Exhibit 10.34 to the Company’s Form 10-K for the year ended December 31, 2001, filed on March 29, 2002 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.10.

10.11
Agreement to Forego Compensation between A. Edward Allinson and the Company, fully executed on March 30, 2001; Loan Agreement between A. Edward Allinson and the Company, fully executed on September 18, 2001; and the Promissory Note executed by the Trustees of The A. Edward Allinson Irrevocable Trust Agreement, dated June 4, 2001, Courtney Ann Arnot, A. Edward Allinson III and Bradford J. Allinson, Trustees, as Maker, and the Company, as Holder, filed as Exhibit 10.36 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 28, 2003 (File No. 1-4717), are incorporated herein by reference as Exhibit 10.11.

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

10.13
Transaction Agreement, dated December 1, 2005, among the Company, KCSR, Norfolk Southern Corporation and The Alabama Great Southern Railroad Company (the “Transaction Agreement”), filed as Exhibit 10.46 to the Company’s Form 10-K for the year ended December 31, 2005, filed on April 7, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.13.

10.13.1
Amendment No. 1 to the Transaction Agreement, dated January 17, 2006, filed as Exhibit 10.47 to the Company’s Form 10-K for the year ended December 31, 2005, filed on April 7, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.13.1.

10.13.2
Amendment No. 2 to the Transaction Agreement, dated May 1, 2006, filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2006, filed on May 9, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.13.2.

10.13.3
Limited Liability Company Agreement of Meridian Speedway, LLC, dated May 1, 2006, between the Alabama Great Southern Railroad Company and the Company, filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2006, filed on May 9, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.13.3.

10.13.4
Amendment No. 1 and Waiver to Limited Liability Company Agreement, dated August 12, 2011, among Meridian Speedway, LLC, the Company, KCS Holdings, Inc. and The Alabama Great Southern Railroad Company, filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2011, filed on October 21, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.13.4.

10.14
Participation Agreement, dated December 20, 2005, among KCSR, KCSR Trust 2005-1 (acting through Wilmington Trust Company, as owner trustee) (“2005 Trust”), GS Leasing (KCSR 2005-1) LLC, Wells Fargo Bank Northwest, National Association, Export Development Canada, and KFW, filed as Exhibit 10.48 to the Company’s Form 10-K for the year ended December 31, 2005, filed on April 7, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.14.

10.14.1
Equipment Lease Agreement, dated December 20, 2005, between KCSR and the KCSR Trust 2005-1, filed as Exhibit 10.49 to the Company’s Form 10-K for the year ended December 31, 2005, filed on April 7, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.14.1.

Exhibit	Description
10.15
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

10.15.1
Equipment Lease Agreement, dated August 2, 2006, between KCSR and the KCSR Trust 2006-1, filed as Exhibit 10.41 to the Company’s Form 10-Q for the quarter ended September 30, 2006, filed on November 9, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.15.1

10.16
Lease Agreement, dated September 25, 2005, between KCSR and Louisiana Southern Railroad, Inc., filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2005, filed on August 15, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.16.

10.17
Lease Agreement, dated September 25, 2005, between KCSR and Alabama Southern Railroad, Inc., filed as Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended June 30, 2005, filed on August 15, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.17.

10.18
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

10.21
Equipment Lease Agreement, dated April 4, 2007, between KCSM and High Ridge Leasing, LLC, filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2007, filed on May 2, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.21.

10.22
Participation Agreement, dated September 27, 2007, among KCSR, KCSR 2007-1 Statutory Trust (acting through U.S. Bank Trust National Association, as owner trustee) (“2007 Trust”), U.S. Bank Trust National Association, GS Leasing (KCSR 2007-1) LLC, Wilmington Trust Company, and KfW, filed as Exhibit 10.51 to the Company’s Form 10-K for the year ended December 31, 2007, filed on February 15, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.22.

10.22.1
Equipment Lease Agreement, dated September 27, 2007, between KCSR and the KCSR 2007-1 Statutory Trust, filed as Exhibit 10.52 to the Company’s Form 10-K for the year ended December 31, 2007, filed on February 15, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.22.1.

10.23
Kansas City Southern 2008 Stock Option and Performance Award Plan (the “2008 Plan”), filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 7, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.23.

10.23.1
Form of Non-Qualified Stock Option Award Agreement under the 2008 Plan, filed as Exhibit 10.47.1 to the Company’s Form 10-K for the year ended December 31, 2008, filed on February 17, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.23.1.

10.23.2
Form of Restricted Shares Award Agreement (cliff vesting) under the 2008 Plan, filed as Exhibit 10.47.2 to the Company’s Form 10-K for the year ended December 31, 2008, filed on February 17, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.23.2.

10.23.3
Form of Restricted Shares Award Agreement (graded vesting) under the 2008 Plan, filed as Exhibit 10.47.3 to the Company’s Form 10-K for the year ended December 31, 2008, filed on February 17, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.23.3.

Exhibit	Description
10.23.4
Form of Restricted Shares Award Agreement under the 2008 Plan (applicable to restricted shares to be purchased), filed as Exhibit 10.47.4 to the Company’s Form 10-K for the year ended December 31, 2008, filed on February 17, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.23.4.

10.23.5
Form of Restricted Shares Award and Performance Shares Award Agreement under the 2008 Plan, filed as Exhibit 10.47.5 to the Company’s Form 10-K for the year ended December 31, 2008, filed on February 17, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.23.5.

10.23.6
Form of Restricted Shares Award Agreement (performance based vesting) under the 2008 Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 17, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.23.6.

10.23.7
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (United States Employees) under the Kansas City Southern 2008 Stock Option and Performance Award Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 1, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.23.7.

10.23.8
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (Non-United States Employees) under the Kansas City Southern 2008 Stock Option and Performance Award Plan, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 1, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.23.8.

10.23.9
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (United States Employees) under the Kansas City Southern 2008 Stock Option and Performance Award Plan for the 2012 Long-Term Incentive Program, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 27, 2012 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.23.9.

10.23.10
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (Non-United States Employees) under the Kansas City Southern 2008 Stock Option and Performance Award Plan for the 2012 Long-Term Incentive Program, filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 27, 2012 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.23.10.

10.24
Participation Agreement (KCSR 2008-1), dated as of April 1, 2008, among KCSR, KCSR 2008-1 Statutory Trust (acting through U.S. Bank Trust National Association, not in its individual capacity, but solely as Owner Trustee) (“KCSR 2008-1 Statutory Trust”), U.S. Bank Trust National Association (only in its individual capacity as expressly provided therein), MetLife Capital, Limited Partnership (as Owners Participant), Wilmington Trust Company (as Indenture Trustee) and Export Development Canada (as Loan Participant), filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2008, filed on April 24, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.24.

10.24.1
Equipment Lease Agreement (KCSR 2008-1), dated as of April 1, 2008, between KCSR 2008-1 Statutory Trust (as Lessor) and KCSR (as Lessee), filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2008, filed on April 24, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.24.1.

10.25
Loan and Security Agreement, dated February 26, 2008, between KCSM and Export Development Canada, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2008, filed on April 24, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.25.

10.26
Loan Agreement, dated as of September 24, 2008, between KCSM and DVB Bank AG, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2008, filed on October 28, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.26.

10.27
English translation of the Employment Agreement, dated April 20, 2006, between Kansas City Southern de México, S.A. de C.V. and José Guillermo Zozaya Delano, filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2009, filed on April 30, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.27.

10.27.1
English translation of Amendment Agreement to the Individual Indefinite Employment Contract of April 20, 2006, dated May 27, 2009, between KCSM and José Guillermo Zozaya Delano, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 2, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.27.1.

Exhibit	Description
10.28
Employment Agreement, dated August 15, 2008, between KCSR and Michael W. Upchurch, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 22, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.28.

10.28.1	Amendment to Employment Agreement dated December 17, 2012, between KCSR and Michael W. Upchurch, filed as Exhibit 10.28.1 to this Annual Report on Form 10-K.

10.29
Employment Agreement, dated September 10, 2008, between KCSR and David Starling, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 15, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.29.

10.29.1
Addendum to Employment Agreement, dated June 28, 2010, among the Company, KCSR and David L. Starling, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on June 29, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.29.1.

10.29.2	Amendment to Employment Agreement dated December 17, 2012, between KCSR and David L. Starling, filed as Exhibit 10.29.2 to this Annual Report on Form 10-K.

10.30
Employment Agreement, dated September 28, 2009, between KCSR and Mary K. Stadler, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 2, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.30.

10.30.1	Amendment to Employment Agreement dated December 17, 2012, between KCSR and Mary K. Stadler, filed as Exhibit 10.30.1 to this Annual Report on Form 10-K.

10.31
Settlement Agreement, dated February 9, 2010, between KCSM and Ferrocarril Mexicano S.A. de C.V. (“Ferromex”), Ferrosur S.A. de C.V., Minera Mexico, S.A. de C.V., Infraestructura y Transportes Ferroviarios, S.A. de C.V., Infraestructura y Transportes Mexico, S.A. de C.V., Lineas Ferroviarias de Mexico, S.A. de C.V., Grupo Ferroviario Mexicano, S.A. de C.V., and Grupo Mexico, S.A. B. de C.V., filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2010, filed on April 27, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.31.

10.32
Trackage Rights Agreement, dated February 9, 2010, between KCSM and Ferromex, filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2010, filed on April 27, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.32.

10.33
Amended and Restated Credit Agreement, dated as of July 12, 2011, by and among KCS, KCSR, as Borrower, certain of their subsidiaries named therein as guarantors, the various financial institutions and other persons from time to time parties thereto (the “Lenders”), The Bank of Nova Scotia, as administrative agent and collateral agent for the Lenders, Bank of America, N.A., as syndication agent, Compass Bank, JPMorgan Chase Bank, N.A. and Morgan Stanley Bank, N.A., as co-documentation agents and Merrill Lynch, Pierce, Fenner & Smith Incorporated and The Bank of Nova Scotia as joint lead arrangers and joint bookrunning managers, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 13, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.33.

10.33.1
Amendment No. 1 and Additional Term Advance Agreement dated as of February 24, 2012, to the Amended and Restated Credit Agreement dated as of July 12, 2011, by and among the Company, KCSR, as Borrower, certain of their subsidiaries named therein as guarantors, certain Lenders under the Credit Agreement, certain financial institutions and other persons parties thereto as providers of the additional Term A advances described therein, The Bank of Nova Scotia (“Scotia Capital”), as administrative agent and collateral agent for the Lenders, J.P. Morgan Securities LLC (“JPMorgan”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPFS”), Scotia Capital, Citibank Global Markets Inc. and Morgan Stanley Senior Funding, Inc. (“MSSF”) as joint lead arrangers, JPMorgan, MLPFS and MSSF as joint bookrunners, JPMorgan as syndication agent and Scotia Capital, Citibank, N.A. and MSSF as co-documentation agents, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 27, 2012 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.33.1.

10.33.2
Restatement Agreement dated November 21, 2012, by and among KCS, KCSR, certain of their subsidiaries named therein as subsidiary guarantors, various financial institutions and other persons from time to time parties thereto (the “Lenders”) and The Bank of Nova Scotia, as administrative agent and collateral agent for the Lenders, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on November 21, 2012 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.33.2.

Exhibit	Description
10.33.3
Second Amended and Restated Credit Agreement dated as of November 21, 2012, by and among KCS, KCSR, as Borrower, certain of their subsidiaries named therein as guarantors, the various financial institutions and other persons from time to time parties thereto as lenders, The Bank of Nova Scotia, as administrative agent and collateral agent for the Lenders, Bank of America, N.A., as syndication agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC as joint lead arrangers and joint bookrunning managers, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on November 21, 2012 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.33.3.

10.33.4
Amended and Restated Security Agreement, dated July 12, 2011, by and among KCS, KCSR, certain of their subsidiaries named therein as grantors and The Bank of Nova Scotia, as collateral agent, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 13, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.33.4.

10.34
Amended and Restated Credit Agreement, dated September 30, 2011, among KCSM, the lenders defined therein and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the Lenders, J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, as joint lead arrangers and joint bookrunners, BBVA Bancomer, S.A., Institución de Banca Múltiple Grupo Financiero BBVA Bancomer, as joint bookrunner and co-documentation agent, and Bank of America, N.A., as co-documentation agent, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 3, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.34.

10.34.1
Restatement Agreement dated as of November 29, 2012, by and among Kansas City Southern de México, S.A. de C.V., certain of its subsidiaries named therein as subsidiary guarantors, various financial institutions and other persons from time to time parties (the “Lenders”), and JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and as collateral agent (in such capacity, the “Collateral Agent”), filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on November 30, 2012 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.34.1.

10.34.2
Second Amended and Restated Credit Agreement, dated November 29, 2012, by and between Kansas City Southern de México, S.A. de C.V., the various financial institutions and other persons from time to time parties thereto (the “Lenders”), and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the Lenders, J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, as joint lead arrangers and joint bookrunners and certain other financial institutions party thereto, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on November 30, 2012 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.34.2.

10.34.3
Amended and Restated Subsidiary Guaranty, dated as of September 30, 2011, by each subsidiary of KCSM from time to time party thereto, in favor of JPMorgan Chase Bank, N.A., in its capacity as administrative agent and collateral agent for each of the secured parties defined therein, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 3, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.34.3.

10.34.4
Pledge Without Transfer of Possession Agreement, dated August 30, 2010, among KCSM, Arrendadora KCSM, S. de R.L. de C.V., Highstar Harbor Holdings Mexico, S. de R.L. de C.V., MTC Puerta Mexico, S. de R.L. de C.V., and Vamos a Mexico, S.A. de C.V., and Scotiabank Inverlat, S.A., Institucion de Banca Multiple, Grupo Financiero Scotiabank Inverlat, as collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as pledgee (English translation of document executed in Spanish), filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on September 3, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.34.4.

10.34.5
Stock Pledge Agreement, dated August 30, 2010, among MTC Puerta Mexico, S. de R.L. de C.V. and Highstar Harbor Holdings Mexico, S. de R.L. de C.V., as pledgors, Scotiabank Inverlat, S.A., Institucion de Banca Multiple, Grupo Financiero Scotiabank Inverlat, in its capacity as collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as pledgee, and Vamos a Mexico, S.A. de C.V. (English translation of document executed in Spanish), filed as Exhibit 10.4 to the Company's Current Report on Form 8-K, filed on September 3, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.34.5.

10.34.6
Partnership Interest Pledge Agreement, dated August 30, 2010, among KCSM, KCSM Holdings, LLC, as pledgors, Scotiabank Inverlat, S.A., Institucion de Banca Multiple, Grupo Financiero Scotiabank Inverlat, in its capacity as collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as pledgee and Arrendadora KCSM, S. de R.L. de C.V. (English translation of document executed in Spanish), filed as Exhibit 10.5 to the Company's Current Report on Form 8-K, filed on September 3, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.34.6.

Exhibit	Description
10.34.7
Partnership Interest Pledge Agreement, dated August 30, 2010, among KCSM and Nafta Rail, S.A. de C.V., as pledgors, Scotiabank Inverlat, S.A., Institucion de Banca Multiple, Grupo Financiero Scotiabank Inverlat, in its capacity as collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as pledgee and Highstar Harbor Holdings Mexico, S. de R.L. de C.V. (English translation of document executed in Spanish), filed as Exhibit 10.6 to the Company's Current Report on Form 8-K, filed on September 3, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.34.7.

10.34.8
Partnership Interest Pledge Agreement, dated August 30, 2010, among Highstar Harbor Holdings Mexico, S. de R.L. de C.V. and Nafta Rail, S.A. de C.V., as pledgors, Scotiabank Inverlat, S.A., Institucion de Banca Multiple, Grupo Financiero Scotiabank Inverlat, in its capacity as collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as pledgee and MTC Puerta Mexico, S. de R.L. de C.V., (English translation of document executed in Spanish), filed as Exhibit 10.7 to the Company's Current Report on Form 8-K, filed on September 3, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.34.8.

10.34.9
Intercompany Subordination Agreement, dated August 30, 2010, between KCSM and each of the persons defined therein, in favor of The Bank of Nova Scotia, as administrative agent for each of the secured parties defined therein, filed as Exhibit 10.8 to the Company's Current Report on Form 8-K, filed on September 3, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.34.9.

10.34.10
Assignment and Amendment Agreement, dated September 30, 2011, entered into by and among KCSM, Arrendadora KCSM, S. de R.L. de C.V., Highstar Harbor Holdings México, S. de R.L. de C.V., MTC Puerta Mexico, S. de R.L. de C.V., Vamos a México, S.A. de C.V., Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, as original collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as original pledgee, and JPMorgan Chase Bank, N.A., a new collateral agent, acting on its own behalf and for the benefit of the secured parties and new pledgee. (English translation of document executed in Spanish), filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on October 3, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.34.10.

10.34.11
Assignment and Amendment Agreement, dated September 30, 2011, entered into by and among MTC Puerta México, S. de R.L. de C.V and Highstar Harbor Holdings México, S. de R.L. de C.V., as pledgors, Vamos a México, S.A. de C.V., Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, in its capacity as original collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as original pledgee, and JPMorgan Chase Bank, N.A., a new collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as new pledgee, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on October 3, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.34.11.

10.34.12
Assignment and Amendment Agreement, dated September 30, 2011, entered into by and among KCSM and KSCM Holdings, LLC, as pledgors, Arrendadora KCSM S. de R.L. de C.V., Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, in its capacity as original collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as original pledgee, and JPMorgan Chase Bank, N.A., as new collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties as new pledgee, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on October 3, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.34.12.

10.34.13
Assignment and Amendment Agreement, dated September 30, 2011, entered into by and among KCSM and Nafta Rail, S.A. de C.V., as pledgors, Highstar Harbor Holdings México, S. de R.L. de C.V., Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, in its capacity as original collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as original pledgee, and JPMorgan Chase Bank, N.A., as new collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties as new pledgee, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on October 3, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.34.13.

10.34.14
Assignment and Amendment Agreement, dated September 30, 2011, entered into by and among Highstar Harbor Holdings México, S. de R.L. de C.V. and Nafta Rail, S.A. de C.V., as pledgors, MTC Puerta México, S. de R.L. de C.V., Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, in its capacity as original collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as original pledgee, and JPMorgan Chase Bank, N.A., as new collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties as new pledgee, filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on October 3, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.34.14.

Exhibit	Description
10.34.15
Amended and Restated Intercompany Subordination Agreement, dated as of September 30, 2011, by and between KCSM, and each of the subordinated debtors and subordinated creditors each as defined therein, in favor of JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for each of the secured parties defined therein, filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on October 3, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.34.15.

10.34.16
Third Amendment to that certain Asset Pledge Agreement dated January 10, 2013 entered into by and among KCSM, Arrendadora KCSM, S. de R.L. de C.V., Highstar Harbor Holdings México, S. de R.L. de C.V., MTC Puerta Mexico, S. de R.L. de C.V., Vamos a México, S.A. de C.V. and, JPMorgan Chase Bank, N.A., as collateral agent, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on January 16, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.34.16.

10.34.17
Second Amendment Agreement to that certain Partnership Interest Pledge Agreement, dated January 10, 2013, entered into by and among KCSM, Nafta Rail, S.A. de C.V., Highstar Harbor Holdings México, S. de R.L. de C.V. and JPMorgan Chase Bank, N.A., as collateral agent, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on January 16, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.34.17.

10.34.18
Second Amendment Agreement to that certain Partnership Interest Pledge Agreement, dated January 10, 2013, entered into by and among KCSM, KCSM Holdings, LLC, Arrendadora KCSM, S. de R.L. de C.V. and JPMorgan Chase Bank, N.A., as collateral agent, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on January 16, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.34.18.

10.34.19
Second Amendment Agreement to that certain Stock Interest Pledge Agreement, dated January 10, 2013, entered into by and among MTC Puerta México, S. de R.L. de C.V., Highstar Harbor Holdings México, S. de R.L. de C.V, Vamos a México, S.A. de C.V. and JPMorgan Chase Bank, N.A., as collateral agent, filed as Exhibit 10.4 to the Company's Current Report on Form 8-K, filed on January 16, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.34.19.

10.34.20
Second Amendment Agreement to that certain Partnership Interest Pledge Agreement, dated January 10, 2013, entered into by and among Highstar Harbor Holdings México, S. de R.L. de C.V., Nafta Rail, S.A. de C.V., MTC Puerta México, S. de R.L. de C.V. and JPMorgan Chase Bank, N.A., as collateral agent, filed as Exhibit 10.5 to the Company's Current Report on Form 8-K, filed on January 16, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.34.20.

10.35
Form of Loan Agreement between General Electric Capital Corporation and KCSM, dated September 1, 2011, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2011, filed on October 21, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.35.

10.36
Financing Agreement dated as of February 21, 2012, between The Kansas City Southern Railway Company and the United States of America represented by the Secretary of Transportation acting through the Administrator of the Federal Railroad Administration, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 22, 2012 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.36.

10.37
Employment Agreement dated July 24, 2009, between The Kansas City Southern Railway Company and David R. Ebbrecht, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on August 13, 2012 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.37.

10.37.1	Amendment to Employment Agreement dated December 17, 2012, between KCSR and David R. Ebbrecht, filed as Exhibit 10.37.1 to this Annual Report on Form 10-K.

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Company

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm, is attached to this Form 10-K as Exhibit 23.1.

31.1	Certification of David L Starling, Chief Executive Officer of the Company, is attached to this Form 10-K as Exhibit 31.1.

31.2	Certification of Michael W. Upchurch, Chief Financial Officer of the Company, is attached to this Form 10-K as Exhibit 31.2.

Exhibit	Description
32.1	Certification of David L. Starling, Chief Executive Officer of the Company, furnished pursuant to 18 U.S.C. Section 1350, is attached to this Form 10-K as Exhibit 32.1.

32.2	Certification of Michael W. Upchurch, Chief Financial Officer of the Company, furnished pursuant to 18 U.S.C. Section 1350, is attached to this Form 10-K as Exhibit 32.2.

101
The following financial information from Kansas City Southern’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011, and 2010, (iii) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010, (v) Consolidated Statements of Changes in Equity for the Three Years ended December 31, 2012, 2011, and 2010, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kansas City Southern

By:	/S/ DAVID L. STARLING
David L. Starling President, Chief Executive Officer and Director
February 4, 2013
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 4, 2013.

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
Rodney E. Slater

Kansas City Southern
2012 Form 10-K Annual Report
Index to Exhibits

Exhibit	Document
10.5.5	Amendment to Employment Agreement dated December 17, 2012, between KCSR and Michael R. Haverty, filed as Exhibit 10.5.5 to this Annual Report on Form 10-K.

10.6.3	Amendment to Employment Agreement dated December 17, 2012, between KCSR and Patrick J. Ottensmeyer, filed as Exhibit 10.6.3 to this Annual Report on Form 10-K.

10.28.1	Amendment to Employment Agreement dated December 17, 2012, between KCSR and Michael W. Upchurch, filed as Exhibit 10.28.1 to this Annual Report on Form 10-K.

10.29.2	Amendment to Employment Agreement dated December 17, 2012, between KCSR and David L. Starling, filed as Exhibit 10.29.2 to this Annual Report on Form 10-K.

10.30.1	Amendment to Employment Agreement dated December 17, 2012, between KCSR and Mary K. Stadler, filed as Exhibit 10.30.1 to this Annual Report on Form 10-K.

10.37.1	Amendment to Employment Agreement dated December 17, 2012, between KCSR and David R. Ebbrecht, filed as Exhibit 10.37.1 to this Annual Report on Form 10-K.

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Company

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Certification of David L. Starling pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael W. Upchurch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of David L. Starling furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Michael W. Upchurch furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Kansas City Southern’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011, and 2010, (iii) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010, (v) Consolidated Statements of Changes in Equity for the Three Years ended December 31, 2012, 2011, and 2010, and (vi) the Notes to Consolidated Financial Statements