Form 10-Q
period 2013-03-31
KANSAS CITY SOUTHERN
filed 2013-04-22
CIK 54480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	April 12, 2013
Common Stock, $0.01 per share par value	110,181,963 Shares

Kansas City Southern
Form 10-Q
March 31, 2013

Kansas City Southern
Form 10-Q
March 31, 2013
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Introductory Comments
The unaudited Consolidated Financial Statements included herein have been prepared by Kansas City Southern pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As used herein, “KCS” or the “Company” may refer to Kansas City Southern or, as the context requires, to one or more subsidiaries of Kansas City Southern. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the consolidated financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Results for the three months ended March 31, 2013, are not necessarily indicative of the results expected for the full year ending December 31, 2013.

Kansas City Southern
Consolidated Statements of Income

	Three Months Ended
	March 31,
	2013	2012
	(In millions, except share and per share amounts) (Unaudited)
Revenues	$552.8	$547.5
Operating expenses:
Compensation and benefits	106.9	109.3
Purchased services	52.3	54.4
Fuel	90.9	88.3
Equipment costs	41.9	40.3
Depreciation and amortization	53.1	48.4
Materials and other	44.8	49.0
Total operating expenses	389.9	389.7
Operating income	162.9	157.8
Equity in net earnings of unconsolidated affiliates	5.5	5.8
Interest expense	(23.7)	(27.2)
Debt retirement costs	—	(12.9)
Foreign exchange gain	13.5	3.9
Other income, net	0.3	0.1
Income before income taxes	158.5	127.5
Income tax expense	54.3	52.2
Net income	104.2	75.3
Less: Net income attributable to noncontrolling interest	0.4	0.3
Net income attributable to Kansas City Southern and subsidiaries	103.8	75.0
Preferred stock dividends	0.1	0.1
Net income available to common stockholders	$103.7	$74.9

Earnings per share:
Basic earnings per share	$0.94	$0.68
Diluted earnings per share	$0.94	$0.68

Average shares outstanding (in thousands):
Basic	109,907	109,622
Potentially dilutive common shares	358	374
Diluted	110,265	109,996

Cash dividends declared per common share	$0.215	$0.195
See accompanying notes to consolidated financial statements.

Kansas City Southern
Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
	2013	2012
	(In millions) (Unaudited)
Net income	$104.2	$75.3
Other comprehensive income (loss):
Unrealized loss on cash flow hedges arising during the period, net of tax of $(0.2) million	—	(0.3)
Reclassification adjustment from cash flow hedges included in net income, net of tax of less than $0.1 million	0.2	—
Foreign currency translation adjustments, net of tax of $0.2 million and $0.3 million	0.4	0.6
Other comprehensive income	0.6	0.3
Comprehensive income	104.8	75.6
Less: Comprehensive income attributable to noncontrolling interest	0.4	0.3
Comprehensive income attributable to Kansas City Southern and subsidiaries	$104.4	$75.3
See accompanying notes to consolidated financial statements.

Kansas City Southern
Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(In millions, except share and per share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$63.7	$72.6
Accounts receivable, net	202.4	183.6
Materials and supplies	140.4	125.6
Deferred income taxes	87.7	92.1
Other current assets	48.8	48.4
Total current assets	543.0	522.3
Investments	56.6	51.5
Restricted funds	13.1	14.2
Property and equipment (including concession assets), net	5,745.7	5,684.8
Other assets	115.1	123.1
Total assets	$6,473.5	$6,395.9
LIABILITIES AND EQUITY
Current liabilities:
Debt due within one year	$162.5	$60.2
Accounts payable and accrued liabilities	356.9	364.6
Total current liabilities	519.4	424.8
Long-term debt	1,431.1	1,547.6
Deferred income taxes	909.4	894.2
Other noncurrent liabilities and deferred credits	126.5	128.6
Total liabilities	2,986.4	2,995.2
Commitments and contingencies	—	—
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding	6.1	6.1
$.01 par, common stock, 400,000,000 shares authorized; 123,352,185 shares issued; 110,181,963 and 110,131,353 shares outstanding at March 31, 2013 and December 31, 2012, respectively	1.1	1.1
Paid-in capital	930.6	925.3
Retained earnings	2,246.6	2,166.5
Accumulated other comprehensive loss	(1.8)	(2.4)
Total stockholders’ equity	3,182.6	3,096.6
Noncontrolling interest	304.5	304.1
Total equity	3,487.1	3,400.7
Total liabilities and equity	$6,473.5	$6,395.9
See accompanying notes to consolidated financial statements.

Kansas City Southern
Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2013	2012
	(In millions) (Unaudited)
Operating activities:
Net income	$104.2	$75.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53.1	48.4
Deferred income taxes	22.1	34.9
Equity in net earnings of unconsolidated affiliates	(5.5)	(5.8)
Share-based compensation	4.6	3.2
Excess tax benefit from share-based compensation	(2.9)	(13.2)
Deferred compensation	—	7.3
Debt retirement costs	—	12.9
Changes in working capital items:
Accounts receivable	(18.7)	(21.1)
Materials and supplies	(13.1)	(11.5)
Other current assets	5.2	4.8
Accounts payable and accrued liabilities	(25.4)	0.2
Other, net	2.0	4.1
Net cash provided by operating activities	125.6	139.5

Investing activities:
Capital expenditures	(112.7)	(99.4)
Property investments in MSLLC	(12.9)	(6.7)
Proceeds from disposal of property	2.9	2.7
Other, net	(0.1)	2.3
Net cash used for investing activities	(122.8)	(101.1)

Financing activities:
Proceeds from issuance of long-term debt	—	229.6
Repayment of long-term debt	(14.5)	(237.0)
Debt costs	(0.5)	(15.0)
Proceeds from employee stock plans	0.4	0.3
Excess tax benefit from share-based compensation	2.9	13.2
Dividends paid	—	(0.1)
Net cash used for financing activities	(11.7)	(9.0)
Cash and cash equivalents:
Net increase (decrease) during each period	(8.9)	29.4
At beginning of year	72.6	72.4
At end of period	$63.7	$101.8
See accompanying notes to consolidated financial statements.

Kansas City Southern
Notes to Consolidated Financial Statements

1. Accounting Policies, Interim Financial Statements and Basis of Presentation
In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the results for interim periods. All adjustments made were of a normal and recurring nature. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three months ended March 31, 2013, are not necessarily indicative of the results to be expected for the full year ending December 31, 2013. Certain prior year amounts have been reclassified to conform to the current year presentation.
Effective January 1, 2013, the Company adopted, on a prospective basis, the new guidance issued by the Financial Accounting Standards Board (FASB) related to the disclosure of amounts reclassified out of accumulated other comprehensive income by component and line item within the consolidated statements of income.

2. Earnings Per Share Data
Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share adjusts basic earnings per common share for the effects of potentially dilutive common shares, if the effect is not anti-dilutive. Potentially dilutive common shares include the dilutive effects of shares issuable under the Stock Option and Performance Award Plans.
The following table reconciles the basic earnings per share computation to the diluted earnings per share computation (in millions, except share and per share amounts):

	Three Months Ended
	March 31,
	2013	2012
Net income available to common stockholders for purposes of computing basic and diluted earnings per share	$103.7	$74.9
Weighted-average number of shares outstanding (in thousands):
Basic shares	109,907	109,622
Effect of dilution	358	374
Diluted shares	110,265	109,996
Earnings per share:
Basic earnings per share	$0.94	$0.68
Diluted earnings per share	$0.94	$0.68

Potentially dilutive shares excluded from the calculation (in thousands):
Stock options excluded as their inclusion would be anti-dilutive	57	93

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

3. Property and Equipment (including Concession Assets)
Property and equipment, including concession assets, and related accumulated depreciation and amortization are summarized below (in millions):

	March 31, 2013	December 31, 2012
Land	$209.3	$208.9
Concession land rights	141.2	141.2
Road property	5,652.0	5,664.4
Equipment	978.7	962.6
Technology and other	147.9	148.1
Construction in progress	192.3	156.2
Total property	7,321.4	7,281.4
Accumulated depreciation and amortization	1,575.7	1,596.6
Property and equipment (including concession assets), net	$5,745.7	$5,684.8
Concession assets, net of accumulated amortization of $424.9 million and $413.3 million, totaled $1,923.1 million and $1,916.5 million at March 31, 2013 and December 31, 2012, respectively.

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
The Company’s derivative financial instruments are measured at fair value on a recurring basis and consist of interest rate swap agreements and foreign currency forward contract agreements, which are classified as Level 2 instruments. The Company determines the fair value of its derivative financial instrument positions based upon pricing models using inputs observed from actively quoted markets and also takes into consideration the contract terms as well as other inputs, including, where applicable, forward interest rate curves and market currency exchange rates. The fair value of interest rate swap liabilities was $0.7 million and $0.9 million as of March 31, 2013 and December 31, 2012, respectively, and the fair value of the foreign currency forward contract assets was $9.1 million as of March 31, 2013.
The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of the short-term financial instruments approximates their fair value.
The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $1,691.0 million and $1,719.9 million at March 31, 2013 and December 31, 2012, respectively. The carrying value was $1,593.6 million and $1,607.8 million at March 31, 2013 and December 31, 2012, respectively. If the Company’s debt were measured at fair value, the individual debt instruments would have been classified as either Level 1 or Level 2 in the fair value hierarchy.

5. Derivative Instruments
In general, the Company enters into derivative transactions in certain situations based on management’s assessment of current market conditions and perceived risks. Management intends to respond to evolving business and market conditions and in doing so, may enter into such transactions more frequently as deemed appropriate.

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

Credit Risk. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages this risk by limiting its counterparties to large financial institutions which meet the Company’s credit rating standards and have an established banking relationship with the Company. As of March 31, 2013, the Company did not expect any losses as a result of default of its counterparties.
Interest Rate Swaps. In the first quarter of 2012, The Kansas City Southern Railway Company (“KCSR”), a wholly-owned subsidiary of KCS, entered into four amortizing interest rate swaps with an aggregate notional amount of $320.0 million, which have been designated as cash flow hedges. The interest rate swaps effectively convert interest payments on a portion of outstanding term loans of KCSR from variable rates to fixed rates. The swaps are highly effective and as a result there will be minimal earnings impact associated with ineffectiveness of these hedges. As of March 31, 2013, the hedging instruments had an aggregate notional amount of $300.5 million at a fixed rate of 0.4942%. Settlements are indexed to the one-month London Interbank Offered Rate (“LIBOR”) and will occur monthly through March 31, 2014.
Foreign Currency Forward Contracts. The Company's Mexican subsidiaries have net U.S. dollar-denominated liabilities (primarily debt) which, for Mexican income tax purposes, are subject to periodic revaluation based on changes in the value of the U.S. dollar against the Mexican peso. This revaluation creates fluctuations in the Company's Mexican income tax expense and the amount of income taxes paid in Mexico. In the first quarter of 2013, the Company entered into foreign currency forward contracts with an aggregate notional amount of $250.0 million to hedge its exposure to this foreign currency risk. The contracts mature on December 31, 2013 and obligate the Company to purchase a total of Ps. 3,275.3 million at a weighted average exchange rate of Ps. 13.10 to each U.S. dollar. The Company has not designated these forward contracts as hedging instruments for accounting purposes. The Company marks the contracts to market and recognizes any gain or loss on the foreign currency forward contracts in foreign exchange gain (loss) within the consolidated statements of income.
The following table presents the fair value of derivative instruments included in the consolidated balance sheet (in millions):

	Asset Derivatives
	Balance Sheet Location	March 31, 2013	December 31, 2012
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$9.1	$—
Total derivatives not designated as hedging instruments		9.1	—
Total asset derivatives		$9.1	$—

	Liability Derivatives
	Balance Sheet Location	March 31, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate swaps	Accounts payable and accrued liabilities	$0.7	$—
Interest rate swaps	Other noncurrent liabilities & deferred credits	—	0.9
Total derivatives designated as hedging instruments		$0.7	$0.9
Total liability derivatives		$0.7	$0.9

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

The following table presents the amounts affecting the consolidated statements of income for the three months ended March 31 (in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2013	2012		2013	2012
Interest rate swaps	$—	$(0.5)	Interest expense	$(0.2)	$—
Total	$—	$(0.5)		$(0.2)	$—

Derivatives not designated as hedging instruments			Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
				2013	2012
Foreign currency forward contracts			Foreign exchange gain	$9.1	$—
Total				$9.1	$—
For the three months ended March 31, 2013 and 2012, there was no ineffectiveness recognized related to cash flow hedges. As of March 31, 2013, the Company expects that approximately $0.7 million of net losses will be reclassified from accumulated other comprehensive loss into interest expense over the next 12 months.

6. Long-Term Debt
In March 2013, the Company announced that it would redeem all of the remaining $98.1 million aggregate principal amount of the Kansas City Southern de Mexico, S.A. de C.V. (“KCSM”) 12 1/2% senior unsecured notes due April 1, 2016 (the “12 1/2% Senior Notes”) pursuant to a provision which allows KCSM to redeem the 12 1/2% Senior Notes on or after April 1, 2013, at a redemption price equal to 106.250% of the principal amount. As a result, the Company has classified the outstanding amount of the 12 1/2% Senior Notes as a current liability as of March 31, 2013.
On April 1, 2013, the Company redeemed the 12 1/2 % Senior Notes using $65.0 million of borrowings under KCSM's revolving credit facility and cash on hand. The Company will recognize approximately $10.4 million of debt retirement costs associated with the redemption in the second quarter of 2013.

7. Equity
The following tables summarize the changes in equity (in millions):

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity
Beginning balance	$3,096.6	$304.1	$3,400.7	$2,764.5	$294.2	$3,058.7
Net income	103.8	0.4	104.2	75.0	0.3	75.3
Other comprehensive income	0.6	—	0.6	0.3	—	0.3
Dividends on common stock	(23.6)	—	(23.6)	(21.4)	—	(21.4)
Dividends on $25 par preferred stock	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Options exercised and stock subscribed, net of shares withheld for employee taxes	(2.2)	—	(2.2)	1.0	—	1.0
Tax benefit from share-based compensation	2.9	—	2.9	13.2	—	13.2
Share-based compensation	4.6	—	4.6	3.2	—	3.2
Ending balance	$3,182.6	$304.5	$3,487.1	$2,835.7	$294.5	$3,130.2

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

Accumulated Other Comprehensive Loss
The following table summarizes the changes in the after-tax balances of each component of accumulated other comprehensive income (loss) (in millions):

	Postemployment Benefits	Foreign Currency Translation Adjustment	Unrealized Loss on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$0.4	$(2.2)	$(0.6)	$(2.4)
Other comprehensive income before reclassifications	—	0.4	—	0.4
Amounts reclassified from accumulated other comprehensive loss	—	—	0.2	0.2
Net current-period other comprehensive income	—	0.4	0.2	0.6
Balance at March 31, 2013	$0.4	$(1.8)	$(0.4)	$(1.8)
For the three months ended March 31, 2013, $0.2 million of unrealized losses on cash flow hedges before tax were reclassified from accumulated other comprehensive loss into interest expense in the consolidated statements of income. The related tax expense for the three months ended March 31, 2013, was less than $0.1 million.
Common Stock Dividend
On January 28, 2013, the Company’s Board of Directors declared a cash dividend of $0.215 per share payable on April 3, 2013, to common stockholders of record as of March 11, 2013. The aggregate amount of the dividend declared was $23.6 million.

8. Commitments and Contingencies
Concession Duty. Under KCSM’s 50-year railroad concession from the Mexican government (the “Concession”), KCSM paid concession duty expense of 0.5% of gross revenues for the first 15 years of the Concession period and, on June 24, 2012, KCSM began paying 1.25% of gross revenues, which is effective for the remaining years of the Concession. For the three months ended March 31, 2013, the concession duty expense, which is recorded within materials and other in operating expenses, was $3.4 million, compared to $1.3 million for the same period in 2012.
Litigation. The Company is a party to various legal proceedings and administrative actions, all of which, except as set forth below, are of an ordinary, routine nature and incidental to its operations. Included in these proceedings are various tort claims brought by current and former employees for job-related injuries and by third parties for injuries related to railroad operations. KCS aggressively defends these matters and has established liability provisions, which management believes are adequate to cover expected costs. Although it is not possible to predict the outcome of any legal proceeding, in the opinion of management, other than those proceedings described in detail below, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial statements.
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

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

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
Personal Injury. The Company’s personal injury liability is based on semi-annual actuarial studies performed on an undiscounted basis by an independent third party actuarial firm and reviewed by management. This liability is based on personal injury claims filed and an estimate of claims incurred but not yet reported. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Adjustments to the liability are reflected within operating expenses in the period in which changes to estimates are known. Personal injury claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The personal injury liability as of March 31, 2013, was based on an updated actuarial study of personal injury claims through November 30, 2012, and review of the last four months’ experience.
The personal injury liability activity was as follows (in millions):

	Three Months Ended March 31,
	2013	2012
Balance at beginning of year	$34.4	$40.1
Accruals	2.2	2.5
Change in estimate	(0.4)	—
Payments	(2.8)	(0.8)
Balance at end of period	$33.4	$41.8
Certain Disputes with Ferromex. KCSM and Ferrocarril Mexicano, S.A. de C.V. (“Ferromex”) use certain trackage rights, haulage rights and interline services (the “Services”) provided by each other. The rates to be charged after January 1, 2009, were agreed to pursuant to the Trackage Rights Agreement, dated February 9, 2010 (the “Trackage Rights Agreement”), between KCSM and Ferromex. The rates payable for these Services for the period beginning in 1998 through December 31, 2008, are still not resolved. KCSM is currently involved in discussions with Ferromex regarding the amounts payable to each other for the Services for this period. If KCSM cannot reach an agreement with Ferromex for rates applicable for Services which were provided prior to January 1, 2009, which are not subject to the Trackage Rights Agreement, the Mexican Secretaría de Comunicaciones y Transportes (“Secretary of Communications and Transportation” or “SCT”) is entitled to set the rates in accordance with Mexican law and regulations. KCSM and Ferromex both initiated administrative proceedings seeking a determination by the SCT of the rates that KCSM and Ferromex should pay each other in connection with the Services. The SCT issued rulings in 2002 and 2008 setting the rates for the Services and both KCSM and Ferromex challenged these rulings. Although KCSM and Ferromex have challenged these matters based on different grounds and these cases continue to evolve, management believes the amounts recorded related to these matters are adequate.
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
Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness or further weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and operating results. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate at March 31, 2013.
Income Tax. Tax returns filed in the U.S. for periods after 2009 and in Mexico for periods after 2006 remain open to examination by the taxing authorities. KCSM’s 2007 tax return is currently under examination by the Servicio de Administracion Tributaria (the “SAT”), the Mexican equivalent of the IRS. The Company received audit assessments for KCSM for the year ended December 31, 2005, and NAFTA Rail, S.A. de C.V. for the year ended December 31, 2009, from the SAT. The Company initiated administrative proceedings with the SAT, and if settlements are not reached, the matters will be litigated. The Company believes it has strong legal arguments in its favor and more likely than not will prevail in any challenges of the assessments. The Company believes that an adequate provision has been made for any adjustment (taxes and interest) that will be due for all open years. However, an unexpected adverse resolution could have a material effect on the consolidated financial statements in a particular quarter or fiscal year.
Panama Canal Railway Company (“PCRC”) Guarantees and Indemnities. The Company has issued two irrevocable standby letters of credit totaling approximately $0.4 million to fulfill the Company’s fifty percent guarantee of PCRC’s equipment loans. The Company agreed to fund fifty percent of any debt service reserve or liquidity reserve shortfall by PCRC, reserves which were established by PCRC in connection with the issuance of the 7.0% Senior Secured Notes due November 1, 2026 (the “Notes”). At March 31, 2013, the Company had issued and outstanding $5.3 million under a standby letter of credit to fulfill its obligation to fund fifty percent of these reserves. Additionally, KCS has pledged its shares of PCRC as security for the Notes.

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
The Company’s strategic initiatives, which drive its operational direction, are developed and managed at the Company’s headquarters and targets are communicated to its various activity centers. Corporate management is responsible for, among other matters, KCS’s marketing strategy, the oversight of large cross border customer accounts, overall planning and control of infrastructure and rolling stock, the allocation of capital resources based upon growth and capacity constraints over the coordinated network, and other functions such as financial planning, accounting, and treasury.
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
The following tables provide information by geographic area (in millions):

	Three Months Ended
	March 31,
Revenues	2013	2012
U.S.	$297.5	$302.3
Mexico	255.3	245.2
Total revenues	$552.8	$547.5

Property and equipment (including concession assets), net	March 31, 2013	December 31, 2012
U.S.	$3,181.1	$3,126.2
Mexico	2,564.6	2,558.6
Total property and equipment (including concession assets), net	$5,745.7	$5,684.8

10. Subsequent Event
On April 10, 2013, KCSM commenced a cash tender offer for (i) any and all of its 8.0% Senior Notes due 2018 (the “8.0% Senior Notes”), (ii) any and all of its 6 5/8% Senior Notes due 2020 (the “6 5/8% Senior Notes”), and (iii) an amount of its 6 1/8% Senior

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

Notes due 2021 (the “6 1/8% Senior Notes”) such that the aggregate consideration (including any tender offer consideration and early tender payment, but excluding accrued and unpaid interest) paid to the holders of the 6 1/8% Senior Notes does not exceed $650.0 million less the aggregate consideration paid or payable by KCSM to the holders of its 8.0% Senior Notes and 6 5/8% Senior Notes accepted for payment in connection with the tender offer. In addition, KCSM concurrently commenced consent solicitations to amend the indentures governing the 8.0% Senior Notes and 6 5/8% Senior Notes to eliminate substantially all of the restrictive covenants and certain events of default contained therein. These cash tender offers and consent solicitations will expire on May 7, 2013, unless extended by KCSM and are subject to various conditions, including that KCSM completes a debt financing transaction on terms and conditions acceptable to KCSM.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion below, as well as other portions of this Form 10-Q, contain forward-looking statements that are not based upon historical information. Readers can identify these forward-looking statements by the use of such verbs as “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. Such forward-looking statements are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-Q. However, such statements are dependent on and, therefore, can be influenced by, a number of external variables over which management has little or no control, including: competition and consolidation within the transportation industry; the business environment in industries that produce and consume rail freight; revocation of the rail concession of Kansas City Southern’s subsidiary, Kansas City Southern de Mexico, S.A. de C.V.; the termination of, or failure to renew, agreements with customers, other railroads and third parties; interest rates; access to capital; disruptions to the Company’s technology infrastructure, including its computer systems; natural events such as severe weather, hurricanes and floods; market and regulatory responses to climate change; credit risk of customers and counterparties and their failure to meet their financial obligations; legislative and regulatory developments and disputes; rail accidents or other incidents or accidents along KCS’s rail network, facilities or customer facilities involving the release of hazardous materials, including toxic inhalation hazards; fluctuation in prices or availability of key materials, in particular diesel fuel; dependency on certain key suppliers of core rail equipment; changes in securities and capital markets; loss of key personnel; labor difficulties, including strikes and work stoppages; insufficiency of insurance to cover lost revenue, profits or other damages; acts of terrorism or risk of terrorist activities; war or risk of war; domestic and international economic conditions; political and economic conditions in Mexico and the level of trade between the United States and Mexico; and the outcome of claims and litigation. For more discussion about each risk factor, see Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which is on file with the U.S. Securities and Exchange Commission (File No. 1-4717) and Part I Item 1A — “Risk Factors” in the Form 10-K and any updates contained herein. Readers are strongly encouraged to consider these factors when evaluating forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the timing when, or by which, such performance or results will be achieved. As a result, actual outcomes or results could materially differ from those indicated in forward-looking statements. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements.
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
Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial position and results of operations is based upon its consolidated financial statements. The preparation of these consolidated financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets and liabilities. The Company bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the accounting for assets and liabilities that are not readily apparent from other sources. If the estimates differ materially from actual results, the impact on the consolidated financial statements may be material. The Company’s critical accounting policies are disclosed in the 2012 Annual Report on Form 10-K.
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
First Quarter Analysis
The Company reported earnings of $0.94 per diluted share on consolidated net income of $103.8 million for the three months ended March 31, 2013, compared to earnings of $0.68 per diluted share on consolidated net income of $75.0 million for the same period in 2012.

The Company reported a 1% increase in revenues and a 2% increase in carloads/unit volumes during the three months ended March 31, 2013, as compared to the same period in 2012. Revenues increased for all commodity groups, other than agriculture and minerals, driven by positive pricing impacts, fuel surcharge and higher carloads/unit volumes. Agriculture and minerals revenues decreased by $30.9 million primarily due to a 31% decrease in grain volumes resulting from the severe drought conditions experienced in the Midwestern region of the U.S. during 2012.
Operating expenses were flat during the three months ended March 31, 2013, as compared to the same period in 2012. Higher depreciation and amortization expense was offset by lower casualty expense. Operating expenses as a percentage of revenues decreased to 70.5% for the three months ended March 31, 2013, as compared to 71.2% for the same period in 2012.
KCSM’s revenues and operating expenses are affected by fluctuations in the value of the Mexican peso against the U.S. dollar. Based on the volume of revenue and expense transactions denominated in Mexican pesos, revenue and expense fluctuations generally offset, with insignificant net impacts to operating income.
On January 28, 2013, the Company’s Board of Directors declared a quarterly cash dividend on its common stock of $0.215 per share, an increase of 10% over its previous quarterly dividend, payable on April 3, 2013, to common stockholders of record as of March 11, 2013. The aggregate amount of the dividend declared was $23.6 million.

Results of Operations
The following summarizes KCS’s consolidated income statement components (in millions):

	Three Months Ended		Change Dollars
	March 31,
	2013	2012
Revenues	$552.8	$547.5	$5.3
Operating expenses	389.9	389.7	0.2
Operating income	162.9	157.8	5.1
Equity in net earnings of unconsolidated affiliates	5.5	5.8	(0.3)
Interest expense	(23.7)	(27.2)	3.5
Debt retirement costs	—	(12.9)	12.9
Foreign exchange gain	13.5	3.9	9.6
Other income, net	0.3	0.1	0.2
Income before income taxes	158.5	127.5	31.0
Income tax expense	54.3	52.2	2.1
Net income	104.2	75.3	28.9
Less: Net income attributable to noncontrolling interest	0.4	0.3	0.1
Net income attributable to Kansas City Southern and subsidiaries	$103.8	$75.0	$28.8

Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months Ended			Three Months Ended			Three Months Ended
	March 31,			March 31,			March 31,
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
Chemical and petroleum	$102.4	$101.9	—	59.5	61.5	(3%)	$1,721	$1,657	4%
Industrial and consumer products	144.2	138.6	4%	85.3	85.1	—	1,691	1,629	4%
Agriculture and minerals	81.0	111.9	(28%)	46.4	60.7	(24%)	1,746	1,843	(5%)
Energy	76.3	71.0	7%	71.0	69.7	2%	1,075	1,019	5%
Intermodal	79.8	68.1	17%	227.1	208.1	9%	351	327	7%
Automotive	49.1	37.5	31%	27.1	23.0	18%	1,812	1,630	11%
Carload revenues, carloads and units	532.8	529.0	1%	516.4	508.1	2%	$1,032	$1,041	(1%)
Other revenue	20.0	18.5	8%
Total revenues (i)	$552.8	$547.5	1%

(i) Included in revenues:
Fuel surcharge	$71.0	$66.6
Freight revenues include revenue for transportation services and fuel surcharges. For the three months ended March 31, 2013, revenues and carloads/unit volumes increased 1% and 2%, respectively, compared to the same period in 2012. Revenues increased for all commodity groups, other than agriculture and minerals, which decreased by $30.9 million primarily due to a 31% decrease in grain volumes resulting from the severe drought conditions experienced in the Midwestern region of the U.S. during 2012. Revenue per carload/unit decreased by 1% for the three months ended March 31, 2013 due to the unfavorable impact on commodity mix from the decrease in revenues and volumes in agriculture and minerals, partially offset by positive pricing and fuel surcharge impacts.
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
The following discussion provides an analysis of revenues by commodity group:

Revenues by commodity group for the three months ended
March 31, 2013
Chemical and petroleum. Revenues were flat for the three months ended March 31, 2013, compared to the same period in 2012, due to a 4% increase in revenue per carload/units and a 3% decrease in carload/unit volumes. The increases in pricing and petroleum volumes due to the recovery of a portion of a customer's lost business were offset by a decrease in chemical volumes due to slow demand and alternate sourcing.

Revenues by commodity group for the three months ended
March 31, 2013
Industrial and consumer products. Revenues increased $5.6 million for the three months ended March 31, 2013, compared to the same period in 2012, as revenue per carload/unit increased 4% while carload/unit volumes remained flat. Metals and scrap revenues increased due to a high demand for slab and steel coil driven by strength in the automotive and oil and gas industries.

Agriculture and minerals. Revenues decreased $30.9 million for the three months ended March 31, 2013, compared to the same period in 2012, due to a 24% reduction in carload/unit volumes and a 5% decrease in revenues per carload/unit. Grain volumes decreased 31% primarily as a result of the severe drought conditions experienced in the Midwestern region of the U.S. during 2012.

Stone, Clay, & Glass 8%
Ores & Minerals 6%
Grain 48%
Food Products 38%

Energy. Revenues increased $5.3 million for the three months ended March 31, 2013, compared to the same period in 2012, due to a 5% increase in revenue per carload/unit and a 2% increase in carload/unit volumes. Crude oil volumes increased as a result of new business. Frac sand volumes also increased as a result of new business and a strong demand due to higher crude oil prices. This increase was partially offset by a decline in utility coal volumes due to utility maintenance outages.

Frac Sand
18%
Crude Oil
8%
Coal &
Petroleum
Coke
13%
Utility
Coal
61%

Intermodal. Revenues increased $11.7 million for the three months ended March 31, 2013, compared to the same period in 2012, due to a 9% increase in carload/unit volumes and a 7% increase in revenue per carload/unit. The increase in volume was driven by strong cross border auto part business and conversion of cross border general commodity truck traffic to rail.
Automotive. Revenues increased $11.6 million for the three months ended March 31, 2013, compared to the same period in 2012, due to an 18% increase in carload/unit volumes and an 11% increase in revenue per carload/unit. The growth was driven by new business, increased import/export volume through the Port of Lazaro Cardenas, improved length of haul through new cross border vehicle routings, and strong year over year growth in North American automobile sales for Original Equipment Manufacturers.

Operating Expenses
Operating expenses, as shown below (in millions), increased $0.2 million for the three months ended March 31, 2013, compared to the same period in 2012. Higher depreciation and amortization expense was offset by lower casualty expense.

	Three Months Ended
	March 31,		Change
	2013	2012	Dollars	Percent
Compensation and benefits	$106.9	$109.3	$(2.4)	(2%)
Purchased services	52.3	54.4	(2.1)	(4%)
Fuel	90.9	88.3	2.6	3%
Equipment costs	41.9	40.3	1.6	4%
Depreciation and amortization	53.1	48.4	4.7	10%
Materials and other	44.8	49.0	(4.2)	(9%)
Total operating expenses	$389.9	$389.7	$0.2	—
Compensation and benefits. Compensation and benefits decreased $2.4 million for the three months ended March 31, 2013, compared to the same period in 2012, due to a $7.3 million reduction in Mexican deferred statutory profit sharing expense as a result of the organizational restructuring in the second quarter of 2012. This decrease was partially offset by annual salary increases.
Purchased services. Purchased services expense decreased $2.1 million for the three months ended March 31, 2013, compared to the same period in 2012, due to lower track maintenance expense as a result of a termination of a maintenance contract and equipment maintenance expense, partially offset by an increase in security expenses.
Fuel. Fuel expense increased $2.6 million for the three months ended March 31, 2013, compared to the same period in 2012, due to higher diesel fuel prices as the average price per gallon, including the unfavorable impact of fluctuations in the value of the Mexican peso against the U.S. dollar, increased from $2.84 to $3.02, partially offset by lower consumption.
Equipment costs. Equipment costs increased $1.6 million for the three months ended March 31, 2013, compared to the same period in 2012, due to an increase in the use of other railroads’ freight cars, as a result of increased traffic volumes, and higher equipment lease expense.
Depreciation and amortization. Depreciation and amortization expense increased $4.7 million for the three months ended March 31, 2013, compared to the same period in 2012, due to a larger asset base.
Materials and other. Materials and other expense decreased $4.2 million for the three months ended March 31, 2013, compared to the same period in 2012, due to lower casualty expense and a recovery from a legal dispute in the first quarter of 2013. The Company recorded an expense in the first quarter of 2012 as a result of a settlement of a legal dispute. These decreases were partially offset by increases in concession duty expense and bulk-handling facility expense. KCSM paid concession duty expense of 0.5% of gross revenues for the first 15 years of the Concession period, and on June 24, 2012, KCSM began paying 1.25% of gross revenues, which is effective for the remaining years of the Concession.

Non-Operating Income and Expenses
Equity in net earnings of unconsolidated affiliates. Equity in net earnings from unconsolidated affiliates was relatively flat for the three months ended March 31, 2013, compared to the same period in 2012. The decrease in equity in net earnings from the operations of Panama Canal Railway Company resulting from lower container volumes was primarily offset by the increase in equity in net earnings of Southern Capital Corporation, LLC due to gains on sale of property.
Interest expense. Interest expense decreased by $3.5 million for the three months ended March 31, 2013, compared to the same period in 2012, due to lower average interest rates as a result of the Company’s refinancing activities. During the three months ended March 31, 2013, the average debt balances and average interest rates were $1,601.9 million and 5.8%, compared to $1,628.9 million and 6.5%, respectively, for the same period in 2012.
Debt retirement costs. Debt retirement costs decreased $12.9 million for the three months ended March 31, 2013, compared to the same period in 2012. On February 24, 2012, KCSR purchased $174.7 million principal amount of the 8.0% Senior Notes due June 1, 2015, and recognized debt retirement costs of $12.9 million related to the tender premium and the write-off of unamortized debt issuance costs.
Foreign exchange. Fluctuations in the value of the Mexican peso against the U.S. dollar resulted in a foreign exchange gain of $13.5 million for the three months ended March 31, 2013, which includes a $9.1 million gain on foreign currency forward contracts, compared to a foreign exchange gain of $3.9 million for the same period in 2012. The Company did not enter into any foreign currency forward contracts during 2012.
Other income, net. Other income, net, increased by $0.2 million for the three months ended March 31, 2013, compared to the same period in 2012, due to miscellaneous income.
Income tax expense. Income tax expense increased $2.1 million for the three months ended March 31, 2013, compared to the same period in 2012, due to higher pre-tax income partially offset by a lower effective tax rate due to foreign exchange rate fluctuations. The effective income tax rate was 34.3% for the three months ended March 31, 2013, compared to 40.9% for the same period in 2012.

Liquidity and Capital Resources
Overview
In recent years, KCS has improved its financial strength and flexibility by decreasing leverage, extending debt maturities, increasing liquidity and reducing interest expense and preferred stock dividends. As a result, the Company has recently received a number of investment grade credit ratings from rating agencies as described in the Credit Ratings section below.
Though KCS’s cash flows from operations are sufficient to fund operations, capital expenditures, debt service and dividends, the Company may, from time to time, incur debt to refinance existing indebtedness, buy out operating leases, or to fund equipment additions or new investments. On March 31, 2013, total available liquidity (the unrestricted cash balance plus revolving credit facility availability) was $463.7 million, of which about $104.2 million was used to redeem the Kansas City Southern de Mexico, S.A. de C.V. (“KCSM”) 12 1/2% senior unsecured notes due April 1, 2016 (the “12 1/2% Senior Notes”) in the second quarter of 2013, as further described below. As of March 31, 2013, the total cash and cash equivalents held outside of the U.S. in foreign subsidiaries was $54.6 million. This cash is available to fund company operations without incurring additional income taxes.
On January 28, 2013, the Company’s Board of Directors declared a quarterly cash dividend on its common stock of $0.215 per share (total of $23.6 million), payable on April 3, 2013. Subject to the discretion of the Board of Directors, capital availability and a determination that cash dividends continue to be in the best interest of its stockholders, the Company intends to pay a quarterly dividend on an ongoing basis.
On March 1, 2013, the Company announced that it would redeem all of the remaining $98.1 million aggregate principal amount of the 12 1/2% Senior Notes on April 1, 2013, at a redemption price equal to 106.250% of the principal amount. The Company redeemed the 12 1/2 Senior Notes using $65.0 million of borrowings under KCSM's revolving credit facility and cash on hand. The Company will recognize approximately $10.4 million of debt retirement costs associated with the redemption in the second quarter of 2013.
The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to debt and equity capital markets, and other available financing resources will be sufficient to fund anticipated operating expenses, capital expenditures, debt service costs and other commitments in the foreseeable future. The Company's current financing instruments contain restrictive covenants which limit or preclude certain actions; however, the covenants are structured such that the Company has sufficient flexibility to conduct its operations. The Company was in compliance with all of its debt covenants as of March 31, 2013.
For discussion of the agreements representing the indebtedness of KCS, see “Liquidity and Capital Resources — Debt and Capital Structure” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
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
Credit Ratings. Three credit rating agencies provide their views of the Company’s outlook and ratings. In the first quarter of 2013, Standard & Poor Rating Services (“S&P“) upgraded the debt and corporate credit of KCS, KCSR and KCSM to investment grade. Fitch Ratings (“Fitch”) has assigned an investment grade Issuer Default Rating (“IDR”) to KCS, KCSR and KCSM and rates the senior unsecured debt as investment grade. Moody’s Investor Service (“Moody’s”) rates KCSR’s senior unsecured debt as investment grade and, on April 17, 2013, Moody’s upgraded KCSM’s senior unsecured debt to investment grade. Ratings and outlooks change from time to time and can be found on the websites of S&P, Moody’s and Fitch.

The upgrade of KCSM's senior unsecured debt to investment grade by S&P in the first quarter of 2013, combined with investment grade ratings previously assigned to KCSM by Fitch, triggered a “fall-away collateral” provision whereby KCSM's credit facility became an unsecured obligation. The KCSR credit facility met similar requirements in the fourth quarter of 2012.

Cash Flow Information
Summary cash flow data follows (in millions):

	Three Months Ended
	March 31,
	2013	2012
Cash flows provided by (used for):
Operating activities	$125.6	$139.5
Investing activities	(122.8)	(101.1)
Financing activities	(11.7)	(9.0)
Net increase (decrease) in cash and cash equivalents	(8.9)	29.4
Cash and cash equivalents beginning of year	72.6	72.4
Cash and cash equivalents end of period	$63.7	$101.8
Cash flows from operating activities decreased $13.9 million for the three month period ended March 31, 2013, compared to the same period in 2012, as a result of a $24.4 million decrease in changes in working capital items, resulting mainly from the timing of certain payments and receipts, partially offset by an increase in net income. Net cash used for investing activities increased $21.7 million due to an increase in capital expenditures. Additional information regarding capital expenditures is provided below. Net cash used for financing activities increased $2.7 million due to the repayment of debt.

Capital Expenditures
KCS’s cash flows from operations are sufficient to fund capital expenditures; however, the Company may, from time to time, use external sources of cash (principally bank debt, public debt and private debt) to fund capital expenditures.
The following table summarizes capital expenditures by type (in millions):

	Three Months Ended
	March 31,
	2013	2012
Roadway capital program	$61.1	$59.5
Equipment	28.4	4.9
Capacity	6.8	4.0
Information technology	2.1	1.5
Other	4.6	4.5
Total capital expenditures (accrual basis)	103.0	74.4
Change in capital accruals	9.7	25.0
Total cash capital expenditures	$112.7	$99.4
For 2013, internally generated cash flows are expected to fund cash capital expenditures, which are currently estimated to be between $550.0 million and $570.0 million.

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
KCSM Servicios union employees are covered by one labor agreement, which was signed on June 23, 1997, between KCSM and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (“Mexican Railroad Union”), for a term of fifty years, for the purpose of regulating the relationship between the parties. Approximately 80% of KCSM Servicios employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other benefits are subject to negotiation every two years. As a result of the labor agreement signed on April 19, 2012, compensation terms for the period from July 1, 2012 through June 30, 2013, were finalized. The union labor negotiations with the Mexican Railroad Union have not historically resulted in any strike, boycott or other disruption in KCSM’s business operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There was no material change during the quarter from the information set forth in Part II, Item 7A. “Quantitative and Qualitative Disclosure about Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2012.

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
(b) Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
For information related to the Company’s legal proceedings, see Note 8, Commitments and Contingencies under Part I, Item 1 of this quarterly report on Form 10-Q.

Item 1A.	Risk Factors
There were no material changes during the quarter to the Risk Factors disclosed in Item 1A — “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012.

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

101
The following unaudited financial information from Kansas City Southern’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the three months ended March 31, 2013 and 2012, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iii) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (v) the Notes to Consolidated Financial Statements.

Exhibit No.	Description of Exhibits Incorporated by Reference
10.1
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (United States Employees) under the Kansas City Southern 2008 Stock Option and Performance Award Plan for the 2013 Long-Term Incentive Program, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 27, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.1.

10.2
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (Non-United States Employees) under the Kansas City Southern 2008 Stock Option and Performance Award Plan for the 2013 Long-Term Incentive Program, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 27, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.2.

10.3
Third Amendment to that certain Asset Pledge Agreement dated January 10, 2013, entered into by and among KCSM, Arrendadora KCSM, S. de R.L. de C.V., Highstar Harbor Holdings México, S. de R.L. de C.V., MTC Puerta Mexico, S. de R.L. de C.V., Vamos a México, S.A. de C.V. and JPMorgan Chase Bank, N.A., as collateral agent, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on January 16, 2013 (File No. 1-4717), is hereby incorporated by reference as Exhibit 10.3.

10.4
Second Amendment Agreement to that certain Partnership Interest Pledge Agreement, dated January 10, 2013, entered into by and among KCSM, Nafta Rail, S.A. de C.V., Highstar Harbor Holdings México, S. de R.L. de C.V. and JPMorgan Chase Bank, N.A., as collateral agent, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on January 16, 2013 (File No. 1-4717), is hereby incorporated by reference as Exhibit 10.4.

10.5
Second Amendment Agreement to that certain Partnership Interest Pledge Agreement, dated January 10, 2013, entered into by and among KCSM, KCSM Holdings, LLC, Arrendadora KCSM, S. de R.L. de C.V. and JPMorgan Chase Bank, N.A., as collateral agent, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on January 16, 2013 (File No. 1-4717), is hereby incorporated by reference as Exhibit 10.5.

10.6
Second Amendment Agreement to that certain Stock Interest Pledge Agreement, dated January 10, 2013, entered into by and among MTC Puerta México, S. de R.L. de C.V., Highstar Harbor Holdings México, S. de R.L. de C.V, Vamos a México, S.A. de C.V. and JPMorgan Chase Bank, N.A., as collateral agent, filed as Exhibit 10.4 to the Company's Current Report on Form 8-K, filed on January 16, 2013 (File No. 1-4717), is hereby incorporated by reference as Exhibit 10.6.

10.7
Second Amendment Agreement to that certain Partnership Interest Pledge Agreement, dated January 10, 2013, entered into by and among Highstar Harbor Holdings México, S. de R.L. de C.V., Nafta Rail, S.A. de C.V., MTC Puerta México, S. de R.L. de C.V. and JPMorgan Chase Bank, N.A., as collateral agent, filed as Exhibit 10.5 to the Company's Current Report on Form 8-K, filed on January 16, 2013 (File No. 1-4717), is hereby incorporated by reference as Exhibit 10.7.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on April 22, 2013.

Kansas City Southern

/s/ MICHAEL W. UPCHURCH
Michael W. Upchurch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ MARY K. STADLER
Mary K. Stadler
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)