Form 10-Q
period 2013-06-30
KANSAS CITY SOUTHERN
filed 2013-07-19
CIK 54480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	July 12, 2013
Common Stock, $0.01 per share par value	110,220,241 Shares

Kansas City Southern
Form 10-Q
June 30, 2013

Kansas City Southern
Form 10-Q
June 30, 2013
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Introductory Comments
The unaudited Consolidated Financial Statements included herein have been prepared by Kansas City Southern pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As used herein, “KCS” or the “Company” may refer to Kansas City Southern or, as the context requires, to one or more subsidiaries of Kansas City Southern. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the consolidated financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Results for the three and six months ended June 30, 2013, are not necessarily indicative of the results expected for the full year ending December 31, 2013.

Kansas City Southern
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions, except share and per share amounts) (Unaudited)
Revenues	$579.3	$545.3	$1,132.1	$1,092.8
Operating expenses:
Compensation and benefits	110.1	105.8	217.0	215.1
Purchased services	50.9	60.3	103.2	114.7
Fuel	93.0	86.9	183.9	175.2
Equipment costs	38.6	41.1	80.5	81.4
Depreciation and amortization	54.7	48.7	107.8	97.1
Materials and other	52.7	41.7	97.5	90.7
Elimination of deferred statutory profit sharing liability, net	—	(43.0)	—	(43.0)
Total operating expenses	400.0	341.5	789.9	731.2
Operating income	179.3	203.8	342.2	361.6
Equity in net earnings of unconsolidated affiliates	3.5	4.9	9.0	10.7
Interest expense	(19.2)	(25.3)	(42.9)	(52.5)
Debt retirement costs	(111.4)	(5.1)	(111.4)	(18.0)
Foreign exchange gain (loss)	(22.2)	(3.5)	(8.7)	0.4
Other income (expense), net	(0.1)	(0.8)	0.2	(0.7)
Income before income taxes	29.9	174.0	188.4	301.5
Income tax expense	14.2	53.1	68.5	105.3
Net income	15.7	120.9	119.9	196.2
Less: Net income attributable to noncontrolling interest	0.3	0.5	0.7	0.8
Net income attributable to Kansas City Southern and subsidiaries	15.4	120.4	119.2	195.4
Preferred stock dividends	—	—	0.1	0.1
Net income available to common stockholders	$15.4	$120.4	$119.1	$195.3

Earnings per share:
Basic earnings per share	$0.14	$1.10	$1.08	$1.78
Diluted earnings per share	$0.14	$1.09	$1.08	$1.77

Average shares outstanding (in thousands):
Basic	109,968	109,689	109,936	109,657
Potentially dilutive common shares	355	367	356	371
Diluted	110,323	110,056	110,292	110,028
See accompanying notes to consolidated financial statements.

Kansas City Southern
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions) (Unaudited)
Net income	$15.7	$120.9	$119.9	$196.2
Other comprehensive income (loss):
Unrealized loss on cash flow hedges arising during the period, net of tax of less than $(0.1) million, $(0.2) million, less than $(0.1) million and $(0.4) million, respectively	(0.1)	(0.3)	(0.1)	(0.6)
Reclassification adjustment from cash flow hedges included in net income, net of tax of $0.2 million, $0.1 million, $0.2 million, and $0.1 million, respectively	0.3	0.2	0.5	0.2
Amortization of prior service credit, net of tax of less than $(0.1) million	(0.1)	(0.1)	(0.1)	(0.1)
Foreign currency translation adjustments, net of tax of $(0.2) million, $(0.3) million and less than $0.1 million, respectively	(0.4)	(0.4)	—	0.2
Other comprehensive income (loss)	(0.3)	(0.6)	0.3	(0.3)
Comprehensive income	15.4	120.3	120.2	195.9
Less: Comprehensive income attributable to noncontrolling interest	0.3	0.5	0.7	0.8
Comprehensive income attributable to Kansas City Southern and subsidiaries	$15.1	$119.8	$119.5	$195.1
See accompanying notes to consolidated financial statements.

Kansas City Southern
Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(In millions, except share and per share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30.0	$72.6
Accounts receivable, net	199.6	183.6
Materials and supplies	139.1	125.6
Deferred income taxes	89.1	92.1
Other current assets	85.9	48.4
Total current assets	543.7	522.3
Investments	38.0	51.5
Restricted funds	11.9	14.2
Property and equipment (including concession assets), net	6,063.5	5,684.8
Other assets	72.8	123.1
Total assets	$6,729.9	$6,395.9
LIABILITIES AND EQUITY
Current liabilities:
Debt due within one year	$48.3	$60.2
Accounts payable and accrued liabilities	356.3	364.6
Total current liabilities	404.6	424.8
Long-term debt	1,765.7	1,547.6
Deferred income taxes	944.3	894.2
Other noncurrent liabilities and deferred credits	132.0	128.6
Total liabilities	3,246.6	2,995.2
Commitments and contingencies	—	—
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding	6.1	6.1
$.01 par, common stock, 400,000,000 shares authorized; 123,352,185 shares issued; 110,200,949 and 110,131,353 shares outstanding at June 30, 2013 and December 31, 2012, respectively	1.1	1.1
Paid-in capital	935.2	925.3
Retained earnings	2,238.2	2,166.5
Accumulated other comprehensive loss	(2.1)	(2.4)
Total stockholders’ equity	3,178.5	3,096.6
Noncontrolling interest	304.8	304.1
Total equity	3,483.3	3,400.7
Total liabilities and equity	$6,729.9	$6,395.9
See accompanying notes to consolidated financial statements.

Kansas City Southern
Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2013	2012
	(In millions) (Unaudited)
Operating activities:
Net income	$119.9	$196.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	107.8	97.1
Deferred income taxes	53.4	81.5
Equity in net earnings of unconsolidated affiliates	(9.0)	(10.7)
Share-based compensation	8.3	5.7
Excess tax benefit from share-based compensation	(3.3)	(14.1)
Deferred compensation	—	7.3
Elimination of deferred statutory profit sharing liability	—	(47.8)
Distributions from unconsolidated affiliates	6.5	7.3
Debt retirement costs	111.4	18.0
Changes in working capital items:
Accounts receivable	(14.0)	(20.5)
Materials and supplies	(12.0)	(6.6)
Other current assets	(27.0)	6.3
Accounts payable and accrued liabilities	(26.9)	(1.2)
Other, net	11.3	(8.4)
Net cash provided by operating activities	326.4	310.1

Investing activities:
Capital expenditures	(265.9)	(195.2)
Acquisition of equipment under operating leases	(155.1)	(19.6)
Property investments in MSLLC	(22.6)	(26.6)
Proceeds from disposal of property	4.3	6.4
Other, net	(4.9)	3.7
Net cash used for investing activities	(444.2)	(231.3)

Financing activities:
Proceeds from issuance of long-term debt	1,403.7	329.6
Repayment of long-term debt	(1,203.2)	(349.4)
Debt costs	(105.7)	(19.3)
Excess tax benefit from share-based compensation	3.3	14.1
Proceeds from employee stock plans	0.9	0.9
Dividends paid	(23.8)	(21.6)
Net cash provided by (used for) financing activities	75.2	(45.7)
Cash and cash equivalents:
Net increase (decrease) during each period	(42.6)	33.1
At beginning of year	72.6	72.4
At end of period	$30.0	$105.5
See accompanying notes to consolidated financial statements.

Kansas City Southern
Notes to Consolidated Financial Statements
1. Accounting Policies, Interim Financial Statements and Basis of Presentation
In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the results for interim periods. All adjustments made were of a normal and recurring nature. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three and six months ended June 30, 2013, are not necessarily indicative of the results to be expected for the full year ending December 31, 2013. Certain prior year amounts have been reclassified to conform to the current year presentation.

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
The following table reconciles the basic earnings per share computation to the diluted earnings per share computation (in millions, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income available to common stockholders for purposes of computing basic and diluted earnings per share	$15.4	$120.4	$119.1	$195.3
Weighted-average number of shares outstanding (in thousands):
Basic shares	109,968	109,689	109,936	109,657
Effect of dilution	355	367	356	371
Diluted shares	110,323	110,056	110,292	110,028
Earnings per share:
Basic earnings per share	$0.14	$1.10	$1.08	$1.78
Diluted earnings per share	$0.14	$1.09	$1.08	$1.77

Potentially dilutive shares excluded from the calculation (in thousands):
Stock options excluded as their inclusion would be anti-dilutive	—	69	57	69

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

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

transaction costs. KCSM Servicios became obligated to pay Mexican statutory profit sharing to its employees beginning on the effective date of the organizational restructuring.

4. Property and Equipment (including Concession Assets)
Property and equipment, including concession assets, and related accumulated depreciation and amortization are summarized below (in millions):

	June 30, 2013	December 31, 2012
Land	$209.2	$208.9
Concession land rights	141.2	141.2
Road property	5,773.9	5,664.4
Equipment	1,237.0	962.6
Technology and other	147.4	148.1
Construction in progress	178.0	156.2
Total property	7,686.7	7,281.4
Accumulated depreciation and amortization	1,623.2	1,596.6
Property and equipment (including concession assets), net	$6,063.5	$5,684.8
Concession assets, net of accumulated amortization of $437.3 million and $413.3 million, totaled $1,942.8 million and $1,916.5 million at June 30, 2013 and December 31, 2012, respectively.

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
The Company’s derivative financial instruments are measured at fair value on a recurring basis and consist of interest rate swap agreements and foreign currency forward contract agreements, which are classified as Level 2 instruments. The Company determines the fair value of its derivative financial instrument positions based upon pricing models using inputs observed from actively quoted markets and also takes into consideration the contract terms as well as other inputs, including, where applicable, forward interest rate curves and market currency exchange rates. The fair value of interest rate swap liabilities was $0.3 million and $0.9 million as of June 30, 2013 and December 31, 2012, respectively, and the fair value of the foreign currency forward contract liabilities was $5.0 million as of June 30, 2013.
The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of the short-term financial instruments approximates their fair value.
The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $1,743.9 million and $1,719.9 million at June 30, 2013 and December 31, 2012, respectively. The carrying value was $1,814.0 million and $1,607.8 million at June 30, 2013 and December 31, 2012, respectively. If the Company’s debt were measured at fair value, the fair value measurements of the individual debt instruments would have been classified as either Level 1 or Level 2 in the fair value hierarchy.

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

6. Derivative Instruments
In general, the Company enters into derivative transactions in certain situations based on management’s assessment of current market conditions and perceived risks. Management intends to respond to evolving business and market conditions and in doing so, may enter into such transactions as deemed appropriate.
Credit Risk. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages this risk by limiting its counterparties to large financial institutions which meet the Company’s credit rating standards and have an established banking relationship with the Company. As of June 30, 2013, the Company did not expect any losses as a result of default of its counterparties.
Interest Rate Swaps. In the first quarter of 2012, The Kansas City Southern Railway Company (“KCSR”), a wholly-owned subsidiary of KCS, entered into four amortizing interest rate swaps with an aggregate notional amount of $320.0 million, which were designated as cash flow hedges. The interest rate swaps effectively converted interest payments from variable rates to fixed rates on a portion of KCSR’s outstanding term loan credit facility (the “Term Loan Facility”) and additional Term Loan A advances (the “Term Loan A-2”). The swaps are highly effective and therefore results in minimal earnings impact associated with the ineffectiveness of these hedges.
During the second quarter of 2013, KCSR repaid the outstanding balance on the Term Loan Facility and terminated the associated interest rate swaps with an aggregate notional amount of $140.8 million. As a result of the termination, the Company recognized a loss of $0.4 million, which is included in debt retirement costs within the consolidated statements of income. As of June 30, 2013, the remaining hedging instruments associated with the Term Loan A-2 had an aggregate notional amount of $157.5 million at a fixed rate of 0.4942%. Settlements are indexed to the one-month London Interbank Offered Rate (“LIBOR”) and will occur monthly through March 31, 2014.
Foreign Currency Forward Contracts. The Company’s Mexican subsidiaries have net U.S. dollar-denominated liabilities (primarily debt) which, for Mexican income tax purposes, are subject to periodic revaluation based on changes in the value of the U.S. dollar against the Mexican peso. This revaluation creates fluctuations in the Company’s Mexican income tax expense and the amount of income taxes paid in Mexico. During the first half of 2013, the Company entered into foreign currency forward contracts with an aggregate notional amount of $325.0 million, to hedge its exposure to this risk. These contracts mature on December 31, 2013 and obligate the Company to purchase a total of Ps.4,202.3 million at a weighted average exchange rate of Ps.12.93 to each U.S. dollar. The Company has not designated these forward contracts as hedging instruments for accounting purposes. The foreign currency forward contracts are measured at fair value each period and any change in fair value is recognized in foreign exchange gain (loss) within the consolidated statements of income.
The following table presents the fair value of derivative instruments included in the consolidated balance sheets (in millions):

	Derivative Liabilities
	Balance Sheet Location	June 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate swaps	Accounts payable and accrued liabilities	$0.3	$—
Interest rate swaps	Other noncurrent liabilities and deferred credits	—	0.9
Total derivatives designated as hedging instruments		0.3	0.9

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued liabilities	5.0	—
Total derivatives not designated as hedging instruments		5.0	—
Total derivative liabilities		$5.3	$0.9

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

The following table presents the amounts affecting the consolidated statements of income for the three months ended June 30 (in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2013	2012		2013	2012
Interest rate swaps	$(0.1)	$(0.5)	Interest expense	$(0.1)	$(0.3)
			Debt retirement costs	(0.4)	—
Total	$(0.1)	$(0.5)		$(0.5)	$(0.3)

Derivatives Not Designated as Hedging Instruments			Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
				2013	2012
Foreign currency forward contracts			Foreign exchange gain (loss)	$(14.1)	$—
Total				$(14.1)	$—
The following table presents the amounts affecting the consolidated statements of income for the six months ended June 30 (in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2013	2012		2013	2012
Interest rate swaps	$(0.1)	$(1.0)	Interest expense	$(0.3)	$(0.3)
			Debt retirement costs	(0.4)	—
Total	$(0.1)	$(1.0)		$(0.7)	$(0.3)

Derivatives Not Designated as Hedging Instruments			Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
				2013	2012
Foreign currency forward contracts			Foreign exchange gain (loss)	$(5.0)	$—
Total				$(5.0)	$—
For the three and six months ended June 30, 2013 and 2012, there was no ineffectiveness recognized related to cash flow hedges. As of June 30, 2013, the Company expects that approximately $0.3 million of net losses will be reclassified from accumulated other comprehensive loss into interest expense over the next 12 months.

7. Long-Term Debt
KCSM 12 1/2% Senior Notes. On April 1, 2013, the Company redeemed all of the remaining $98.1 million aggregate principal amount of the KCSM 12 1/2% senior unsecured notes due April 1, 2016 (the “12 1/2% Senior Notes”) at a redemption price equal to 106.250% of the principal amount. The Company redeemed the 12 1/2% Senior Notes using $65.0 million of borrowings under KCSM’s revolving credit facility and cash on hand.
KCSM 8.0% Senior Notes, 6 5/8% Senior Notes and 6 1/8% Senior Notes. On April 10, 2013, KCSM commenced a cash tender offer for the 8.0% senior unsecured notes due February 1, 2018 (the “8.0% Senior Notes”), the 6 5/8% senior unsecured notes due December 15, 2020 (the “6 5/8% Senior Notes”), and the 6 1/8% senior unsecured notes due June 15, 2021 (the “6 1/8% Senior Notes”). In addition, KCSM concurrently commenced consent solicitations to amend the indentures governing the 8.0% Senior Notes and 6 5/8%

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

Senior Notes to eliminate substantially all of the restrictive covenants and certain events of default contained therein, which became operative on May 3, 2013.
Through May 8, 2013, KCSM purchased $237.2 million principal amount of the tendered 8.0% Senior Notes, $181.0 million principal amount of the tendered 6 5/8% Senior Notes and $149.7 million principal amount of the tendered 6 1/8% Senior Notes (collectively, the “KCSM Senior Notes Tendered”), in accordance with the terms and conditions of the tender offer using a portion of the proceeds received from the issuance of $275.0 million principal amount of 2.35% senior unsecured notes due May 15, 2020 (the “2.35% Senior Notes”) and $450.0 million principal amount of 3.0% senior unsecured notes due May 15, 2023 (the “3.0% Senior Notes”).
Subsequent to the expiration of the cash tender offer, through June 26, 2013, KCSM purchased an additional $7.9 million principal amount of the 6 1/8% Senior Notes and redeemed the remaining $4.0 million outstanding principal amount of the 6 5/8% Senior Notes. On July 2, 2013, KCSM purchased an additional $1.0 million principal amount of the 6 1/8% Senior Notes.
KCSM 2.35% Senior Notes. On May 3, 2013, KCSM issued $275.0 million principal amount of 2.35% Senior Notes, which bear interest semiannually at a fixed annual rate of 2.35%. The 2.35% Senior Notes were issued at a discount to par value, resulting in a $0.3 million discount and a yield to maturity of 2.368%. KCSM used the net proceeds from the issuance of the 2.35% Senior Notes and the 3.0% Senior Notes to purchase the KCSM Senior Notes Tendered, pay all fees and expenses incurred in connection with the 2.35% Senior Notes and 3.0% Senior Notes offerings and the tender offers, to finance the purchase of certain leased equipment and for other general corporate purposes. The 2.35% Senior Notes are redeemable at KCSM’s option, in whole or in part, prior to April 15, 2020, by paying the greater of either (i) 100% of the principal amount of the 2.35% Senior Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the then-current U.S. Treasury rate plus 20 basis points, plus accrued interest and any additional amounts to but excluding the redemption date. On or after April 15, 2020, the 2.35% Senior Notes may be redeemed at KCSM’s option, in whole or in part at any time at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. In addition, the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued unpaid interest in the event of certain changes in the Mexican withholding tax rate.
KCSM 3.0% Senior Notes. On May 3, 2013, KCSM issued $450.0 million principal amount of the 3.0% Senior Notes, which bear interest semiannually at a fixed annual rate of 3.0%. The 3.0% Senior Notes were issued at a discount to par value, resulting in a $1.9 million discount and a yield to maturity of 3.048%. KCSM used the net proceeds from the issuance of the 3.0% Senior Notes and the 2.35% Senior Notes to purchase the KCSM Senior Notes Tendered, pay all fees and expenses incurred in connection with the 2.35% Senior Notes and 3.0% Senior Notes offerings and the tender offers, to finance the purchase of certain leased equipment and for other general corporate purposes. The 3.0% Senior Notes are redeemable at KCSM’s option, in whole or in part, prior to February 15, 2023, by paying the greater of either (i) 100% of the principal amount of the 3.0% Senior Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the then-current U.S. Treasury rate plus 20 basis points, plus accrued interest and any additional amounts to but excluding the redemption date. On or after February 15, 2023, the 3.0% Senior Notes may be redeemed at KCSM’s option, in whole or in part at any time at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. In addition, the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued unpaid interest in the event of certain changes in the Mexican withholding tax rate.
The 2.35% Senior Notes and 3.0% Senior Notes are denominated in U.S. dollars; are unsecured, unsubordinated obligations; rank pari passu in right of payment with KCSM’s existing and future unsecured, unsubordinated obligations and are senior in right of payment to KCSM’s future subordinated indebtedness. In addition, the senior notes include certain covenants which are customary for these types of debt instruments issued by borrowers with similar credit ratings.
KCSM Revolving Credit Facility. During the second quarter of 2013, KCSM borrowed $65.0 million against the KCSM revolving credit facility, for the redemption of the 12 1/2% Senior Notes. As of June 30, 2013, the outstanding amount under the KCSM revolving credit facility was $10.0 million. As of December 31, 2012, there was no amount outstanding under the KCSM revolving credit facility.
KCSR 4.30% Senior Notes. On April 29, 2013, KCSR issued $450.0 million principal amount of senior unsecured notes due May 15, 2043, which bear interest semiannually at a fixed annual rate of 4.30% (the “4.30% Senior Notes”). The 4.30% Senior Notes were issued at a discount to par value, resulting in a $4.1 million discount and a yield to maturity of 4.355%. The net proceeds from

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

the offering were used to fund the prepayment of the Term Loan Facility under the KCSR credit agreement, to finance the purchase of certain leased equipment and for other general corporate purposes. The 4.30% Senior Notes are redeemable at KCSR’s option, in whole or in part, prior to November 15, 2042, by paying the greater of either (i) 100% of the principal amount of the 4.30% Senior Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at then-current U.S. Treasury rate plus 25 basis points, plus accrued interest to but excluding the redemption date. On or after November 15, 2042, the 4.30% Senior Notes may be redeemed at KCSR’s option, in whole or in part at any time and from time to time at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest.
The 4.30% Senior Notes are unconditionally guaranteed, jointly and severally, on an unsecured senior basis, by KCS and certain domestic subsidiaries of KCS that guarantee the KCSR credit agreement (the “Note Guarantors”). The 4.30% Senior Notes and the note guarantees rank pari passu in right of payment with KCSR’s, KCS’s and the Note Guarantors’ existing and future unsecured, unsubordinated obligations. In addition, the 4.30% Senior Notes include certain covenants which are customary for these types of debt instruments issued by borrowers with similar credit ratings.
KCSR Term Loan Facility. On April 29, 2013, KCSR repaid the outstanding $277.5 million principal amount of the Term Loan Facility issued under the KCSR credit agreement using a portion of the net proceeds from the issuance of the 4.30% Senior Notes.
Debt Retirement Costs. The Company recognized debt retirement costs of $111.4 million during the second quarter of 2013 related to the tender and call premiums as well as the write-off of unamortized debt issuance costs and the original issue discounts as a result of the refinancing activities described above.

8. Equity
The following tables summarize the changes in equity (in millions):

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity
Beginning balance	$3,182.6	$304.5	$3,487.1	$2,835.7	$294.5	$3,130.2
Net income	15.4	0.3	15.7	120.4	0.5	120.9
Other comprehensive loss	(0.3)	—	(0.3)	(0.6)	—	(0.6)
Dividends on common stock	(23.8)	—	(23.8)	(21.5)	—	(21.5)
Options exercised and stock subscribed, net of shares withheld for employee taxes	0.5	—	0.5	—	—	—
Tax benefit from share-based compensation	0.4	—	0.4	0.9	—	0.9
Share-based compensation	3.7	—	3.7	2.5	—	2.5
Ending balance	$3,178.5	$304.8	$3,483.3	$2,937.4	$295.0	$3,232.4

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity
Beginning balance	$3,096.6	$304.1	$3,400.7	$2,764.5	$294.2	$3,058.7
Net income	119.2	0.7	119.9	195.4	0.8	196.2
Other comprehensive income (loss)	0.3	—	0.3	(0.3)	—	(0.3)
Dividends on common stock	(47.4)	—	(47.4)	(42.9)	—	(42.9)
Dividends on $25 par preferred stock	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Options exercised and stock subscribed, net of shares withheld for employee taxes	(1.7)	—	(1.7)	1.0	—	1.0
Tax benefit from share-based compensation	3.3	—	3.3	14.1	—	14.1
Share-based compensation	8.3	—	8.3	5.7	—	5.7
Ending balance	$3,178.5	$304.8	$3,483.3	$2,937.4	$295.0	$3,232.4
Cash Dividends on Common Stock
On May 1, 2013, the Company’s Board of Directors declared a cash dividend of $0.215 per share payable on July 3, 2013, to common stockholders of record as of June 10, 2013. The aggregate amount of dividends declared for the three and six months ended June 30, 2013 was $23.8 million and $47.4 million, respectively.
The following table presents the amount of cash dividends declared per common share by the Company’s Board of Directors:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Cash dividends declared per common share	$0.215	$0.195	$0.430	$0.390

9. Commitments and Contingencies
Concession Duty. Under KCSM’s 50-year railroad concession from the Mexican government (the “Concession”), KCSM paid concession duty expense of 0.5% of gross revenues for the first 15 years of the Concession period and, on June 24, 2012, KCSM began paying 1.25% of gross revenues, which is effective for the remaining years of the Concession. For the three and six months ended June 30, 2013, the concession duty expense, which is recorded within materials and other in operating expenses, was $3.4 million and $6.8 million, respectively, compared to $1.4 million and $2.7 million for the same periods in 2012.
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
Personal Injury. The Company’s personal injury liability is based on semi-annual actuarial studies performed on an undiscounted basis by an independent third party actuarial firm and reviewed by management. This liability is based on personal injury claims filed and an estimate of claims incurred but not yet reported. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Adjustments to the liability are reflected within operating expenses in the period in which changes to estimates are known. Personal injury claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The personal injury liability as of June 30, 2013, was based on an updated actuarial study of personal injury claims through May 31, 2013, and review of June 2013 experience.
The personal injury liability activity was as follows (in millions):

	Six Months Ended June 30,
	2013	2012
Balance at beginning of year	$34.4	$40.1
Accruals	4.4	5.0
Change in estimate	4.1	(3.6)
Payments	(5.6)	(2.5)
Balance at end of period	$37.3	$39.0
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
While the outcome of these matters cannot be predicted with certainty, the Company does not believe that, when resolved, these disputes will have a material effect on its consolidated financial statements.
Contractual Agreements. In the normal course of business, the Company enters into various contractual agreements related to commercial arrangements and the use of other railroads’ or governmental entities’ infrastructure needed for the operations of the business. The Company is involved or may become involved in certain disputes involving transportation rates, product loss or damage, charges, and interpretations related to these agreements. While the outcome of these matters cannot be predicted with certainty, the Company does not believe that, when resolved, these disputes will have a material effect on its consolidated financial statements.

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness or further weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and its operating results. If the financial condition of the Company’s customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate at June 30, 2013.
Income Tax. Tax returns filed in the U.S. for periods after 2008 and in Mexico for periods after 2006 remain open to examination by the taxing authorities. KCSM’s 2007 tax return is currently under examination by the Servicio de Administracion Tributaria (the “SAT”), the Mexican equivalent of the IRS. The Company received audit assessments for KCSM for the year ended December 31, 2005, and NAFTA Rail S.A. de C.V. (“NAFTA”) for the year ended December 31, 2009, from the SAT. The Company initiated administrative proceedings with the SAT for both audits and in June 2013, settled the NAFTA assessment for an immaterial amount. If a settlement is not reached on the KCSM assessment, the matter will be litigated. The Company believes it has strong legal arguments in its favor and more likely than not will prevail in any challenges of the KCSM assessment. The Company believes that an adequate provision has been made for any adjustment (taxes and interest) that will be due for all open years. However, an unexpected adverse resolution could have a material effect on the consolidated financial statements in a particular quarter or fiscal year.
Panama Canal Railway Company (“PCRC”) Guarantees and Indemnities. At June 30, 2013, the Company had issued and outstanding $5.3 million under a standby letter of credit to fulfill its obligation to fund fifty percent of the debt service and liquidity reserve established by PCRC in connection with the issuance of the 7.0% Senior Secured Notes due November 1, 2026 (the “PCRC Notes”). Additionally, KCS has pledged its shares of PCRC as security for the PCRC Notes.

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
The following tables provide information by geographic area (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues	2013	2012	2013	2012
U.S.	$312.6	$297.1	$610.1	$599.3
Mexico	266.7	248.2	522.0	493.5
Total revenues	$579.3	$545.3	$1,132.1	$1,092.8

Property and equipment (including concession assets), net			June 30, 2013	December 31, 2012
U.S.			$3,409.6	$3,126.2
Mexico			2,653.9	2,558.6
Total property and equipment (including concession assets), net			$6,063.5	$5,684.8

11. Condensed Consolidating Financial Information
KCSR has outstanding $450.0 million principal amount of 4.30% Senior Notes due May 15, 2043, which are unsecured obligations of KCSR, and are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCS and certain wholly-owned domestic subsidiaries. The Company intends to file a registration statement on Form S-4 with the Securities and Exchange Commission (“SEC”) for the 4.30% Senior Notes and as a result, is providing the accompanying condensed

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

consolidating financial information (in millions) pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.”
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30, 2013
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$275.7	$11.5	$302.8	$(10.7)	$579.3
Operating expenses	1.7	203.3	9.3	197.0	(11.3)	400.0
Operating income (loss)	(1.7)	72.4	2.2	105.8	0.6	179.3
Equity in net earnings of unconsolidated affiliates	8.1	0.8	0.9	2.9	(9.2)	3.5
Interest expense	—	(16.9)	—	(14.1)	11.8	(19.2)
Debt retirement costs	—	(1.5)	—	(109.9)	—	(111.4)
Foreign exchange loss	—	(1.6)	—	(20.6)	—	(22.2)
Other income (expense), net	11.1	1.5	(0.1)	(0.2)	(12.4)	(0.1)
Income (loss) before income taxes	17.5	54.7	3.0	(36.1)	(9.2)	29.9
Income tax expense (benefit)	2.1	20.8	1.1	(9.8)	—	14.2
Net income (loss)	15.4	33.9	1.9	(26.3)	(9.2)	15.7
Less: Net income attributable to noncontrolling interest	—	—	0.3	—	—	0.3
Net income (loss) attributable to Kansas City Southern and subsidiaries	15.4	33.9	1.6	(26.3)	(9.2)	15.4
Other comprehensive income (loss)	(0.3)	0.3	—	(0.7)	0.4	(0.3)
Comprehensive income (loss) attributable to Kansas City Southern and subsidiaries	$15.1	$34.2	$1.6	$(27.0)	$(8.8)	$15.1

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – (Continued)

	Three Months Ended June 30, 2012
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$263.2	$6.3	$284.6	$(8.8)	$545.3
Operating expenses	1.2	196.9	8.7	144.1	(9.4)	341.5
Operating income (loss)	(1.2)	66.3	(2.4)	140.5	0.6	203.8
Equity in net earnings of unconsolidated affiliates	104.4	—	2.0	3.9	(105.4)	4.9
Interest expense	—	(16.6)	—	(22.2)	13.5	(25.3)
Debt retirement costs	—	(5.1)	—	—	—	(5.1)
Foreign exchange loss	—	—	—	(3.5)	—	(3.5)
Other income (expense), net	11.7	1.8	—	(0.1)	(14.2)	(0.8)
Income (loss) before income taxes	114.9	46.4	(0.4)	118.6	(105.5)	174.0
Income tax expense (benefit)	(5.5)	17.9	—	40.7	—	53.1
Net income (loss)	120.4	28.5	(0.4)	77.9	(105.5)	120.9
Less: Net income attributable to noncontrolling interest	—	—	0.5	—	—	0.5
Net income (loss) attributable to Kansas City Southern and subsidiaries	120.4	28.5	(0.9)	77.9	(105.5)	120.4
Other comprehensive loss	(0.6)	(0.1)	—	(0.7)	0.8	(0.6)
Comprehensive income (loss) attributable to Kansas City Southern and subsidiaries	$119.8	$28.4	$(0.9)	$77.2	$(104.7)	$119.8

	Six Months Ended June 30, 2013
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$540.2	$20.2	$591.5	$(19.8)	$1,132.1
Operating expenses	2.6	405.5	18.6	384.2	(21.0)	789.9
Operating income (loss)	(2.6)	134.7	1.6	207.3	1.2	342.2
Equity in net earnings of unconsolidated affiliates	107.9	1.2	2.2	6.9	(109.2)	9.0
Interest expense	—	(31.6)	—	(35.1)	23.8	(42.9)
Debt retirement costs	—	(1.5)	—	(109.9)	—	(111.4)
Foreign exchange loss	—	(1.6)	—	(7.1)	—	(8.7)
Other income (expense), net	22.4	3.2	(0.1)	(0.2)	(25.1)	0.2
Income before income taxes	127.7	104.4	3.7	61.9	(109.3)	188.4
Income tax expense	8.5	38.2	1.4	20.4	—	68.5
Net income	119.2	66.2	2.3	41.5	(109.3)	119.9
Less: Net income attributable to noncontrolling interest	—	—	0.7	—	—	0.7
Net income attributable to Kansas City Southern and subsidiaries	119.2	66.2	1.6	41.5	(109.3)	119.2
Other comprehensive income	0.3	0.4	—	—	(0.4)	0.3
Comprehensive income attributable to Kansas City Southern and subsidiaries	$119.5	$66.6	$1.6	$41.5	$(109.7)	$119.5

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – (Continued)

	Six Months Ended June 30, 2012
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$533.4	$11.7	$565.1	$(17.4)	$1,092.8
Operating expenses	2.3	400.9	15.8	330.9	(18.7)	731.2
Operating income (loss)	(2.3)	132.5	(4.1)	234.2	1.3	361.6
Equity in net earnings (losses) of unconsolidated affiliates	174.4	(0.1)	2.9	8.9	(175.4)	10.7
Interest expense	—	(35.1)	—	(44.6)	27.2	(52.5)
Debt retirement costs	—	(18.0)	—	—	—	(18.0)
Foreign exchange gain	—	—	—	0.4	—	0.4
Other income (expense), net	23.6	8.0	—	(3.8)	(28.5)	(0.7)
Income (loss) before income taxes	195.7	87.3	(1.2)	195.1	(175.4)	301.5
Income tax expense (benefit)	0.3	33.9	(0.3)	71.4	—	105.3
Net income (loss)	195.4	53.4	(0.9)	123.7	(175.4)	196.2
Less: Net income attributable to noncontrolling interest	—	—	0.8	—	—	0.8
Net income (loss) attributable to Kansas City Southern and subsidiaries	195.4	53.4	(1.7)	123.7	(175.4)	195.4
Other comprehensive income (loss)	(0.3)	(0.4)	—	0.3	0.1	(0.3)
Comprehensive income (loss) attributable to Kansas City Southern and subsidiaries	$195.1	$53.0	$(1.7)	$124.0	$(175.3)	$195.1
CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2013
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$3.3	$227.1	$6.4	$344.7	$(37.8)	$543.7
Investments	—	9.5	—	28.5	—	38.0
Investments in consolidated subsidiaries	2,345.8	(1.0)	457.4	—	(2,802.2)	—
Restricted funds	—	—	—	11.9	—	11.9
Property and equipment (including concession assets), net	—	2,536.2	201.7	3,325.6	—	6,063.5
Other assets	1.4	141.5	—	41.9	(112.0)	72.8
Total assets	$2,350.5	$2,913.3	$665.5	$3,752.6	$(2,952.0)	$6,729.9
Liabilities and equity:
Current liabilities	$(868.2)	$995.5	$128.5	$186.6	$(37.8)	$404.6
Long-term debt	0.2	737.7	0.2	1,132.2	(104.6)	1,765.7
Deferred income taxes	12.7	606.8	131.1	193.7	—	944.3
Other liabilities	6.7	101.4	0.4	30.9	(7.4)	132.0
Stockholders’ equity	3,199.1	471.9	100.5	2,209.2	(2,802.2)	3,178.5
Noncontrolling interest	—	—	304.8	—	—	304.8
Total liabilities and equity	$2,350.5	$2,913.3	$665.5	$3,752.6	$(2,952.0)	$6,729.9

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS – (Continued)

	December 31, 2012
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$2.4	$236.4	$5.4	$318.6	$(40.5)	$522.3
Investments	—	23.9	—	27.6	—	51.5
Investments in consolidated subsidiaries	2,242.0	(0.2)	454.8	—	(2,696.6)	—
Restricted funds	—	—	—	14.2	—	14.2
Property and equipment (including concession assets), net	—	2,275.0	204.3	3,205.5	—	5,684.8
Other assets	1.3	190.6	—	67.7	(136.5)	123.1
Total assets	$2,245.7	$2,725.7	$664.5	$3,633.6	$(2,873.6)	$6,395.9
Liabilities and equity:
Current liabilities	$(881.1)	$1,058.9	$131.4	$156.1	$(40.5)	$424.8
Long-term debt	0.2	569.6	0.3	1,090.3	(112.8)	1,547.6
Deferred income taxes	2.7	575.5	130.0	186.0	—	894.2
Other liabilities	6.7	116.4	0.4	28.8	(23.7)	128.6
Stockholders’ equity	3,117.2	405.3	98.3	2,172.4	(2,696.6)	3,096.6
Noncontrolling interest	—	—	304.1	—	—	304.1
Total liabilities and equity	$2,245.7	$2,725.7	$664.5	$3,633.6	$(2,873.6)	$6,395.9

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2013
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$20.4	$95.1	$1.6	$214.3	$(5.0)	$326.4
Investing activities:
Capital expenditures	—	(179.5)	(1.5)	(85.2)	0.3	(265.9)
Acquisition of equipment under operating leases	—	(88.6)	—	(66.5)	—	(155.1)
Property investments in MSLLC	—	—	—	(22.6)	—	(22.6)
Proceeds from repayment of loans to affiliates	—	59.4	—	—	(59.4)	—
Loans to affiliates	—	(52.5)	—	—	52.5	—
Other investing activities	(0.5)	(3.4)	(0.5)	3.1	0.7	(0.6)
Net cash used	(0.5)	(264.6)	(2.0)	(171.2)	(5.9)	(444.2)
Financing activities:
Proceeds from issuance of long-term debt	—	475.9	—	927.8	—	1,403.7
Repayment of long-term debt	—	(320.2)	(0.1)	(882.9)	—	(1,203.2)
Debt costs	—	(5.2)	—	(100.5)	—	(105.7)
Dividends paid	(23.8)	—	—	(5.0)	5.0	(23.8)
Proceeds from loans from affiliates	—	—	—	52.5	(52.5)	—
Repayment of loans from affiliates	—	—	—	(59.4)	59.4	—
Other financing activities	4.2	—	0.5	0.5	(1.0)	4.2
Net cash provided (used)	(19.6)	150.5	0.4	(67.0)	10.9	75.2
Cash and cash equivalents:
Net increase (decrease)	0.3	(19.0)	—	(23.9)	—	(42.6)
At beginning of year	0.1	29.6	0.1	42.8	—	72.6
At end of period	$0.4	$10.6	$0.1	$18.9	$—	$30.0

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS – (Continued)

	Six Months Ended June 30, 2012
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$6.9	$113.0	$1.3	$189.0	$(0.1)	$310.1
Investing activities:
Capital expenditures	—	(101.8)	(1.2)	(92.2)	—	(195.2)
Property investments in MSLLC	—	—	—	(26.6)	—	(26.6)
Proceeds from repayment of loans to affiliates	—	41.8	—	—	(41.8)	—
Other investing activities	(0.2)	(21.9)	(0.2)	12.3	0.5	(9.5)
Net cash used	(0.2)	(81.9)	(1.4)	(106.5)	(41.3)	(231.3)
Financing activities:
Proceeds from issuance of long-term debt	—	329.6	—	—	—	329.6
Repayment of long-term debt	—	(339.8)	(0.1)	(9.5)	—	(349.4)
Dividends paid	(21.6)	—	—	—	—	(21.6)
Repayment of loans from affiliates	—	—	—	(41.8)	41.8	—
Other financing activities	15.0	(19.3)	0.2	0.2	(0.4)	(4.3)
Net cash provided (used)	(6.6)	(29.5)	0.1	(51.1)	41.4	(45.7)
Cash and cash equivalents:
Net increase	0.1	1.6	—	31.4	—	33.1
At beginning of year	—	49.0	0.1	23.3	—	72.4
At end of period	$0.1	$50.6	$0.1	$54.7	$—	$105.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion below, as well as other portions of this Form 10-Q, contain forward-looking statements that are not based upon historical information. Readers can identify these forward-looking statements by the use of such verbs as “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. Such forward-looking statements are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-Q. However, such statements are dependent on and, therefore, can be influenced by, a number of external variables over which management has little or no control, including: competition and consolidation within the transportation industry; the business environment in industries that produce and use items shipped by rail; loss of the rail concession of Kansas City Southern’s subsidiary, Kansas City Southern de Mexico, S.A. de C.V.; the termination of, or failure to renew, agreements with customers, other railroads and third parties; interest rates; access to capital; disruptions to the Company’s technology infrastructure, including its computer systems; natural events such as severe weather, hurricanes and floods; market and regulatory responses to climate change; credit risk of customers and counterparties and their failure to meet their financial obligations; legislative and regulatory developments and disputes; rail accidents or other incidents or accidents along KCS’s rail network, facilities or customer facilities involving the release of hazardous materials, including toxic inhalation hazards; fluctuation in prices or availability of key materials, in particular diesel fuel; dependency on certain key suppliers of core rail equipment; changes in securities and capital markets; loss of key personnel; labor difficulties, including strikes and work stoppages; insufficiency of insurance to cover lost revenue, profits or other damages; acts of terrorism or risk of terrorist activities; war or risk of war; domestic and international economic conditions; political and economic conditions in Mexico and the level of trade between the United States and Mexico; and the outcome of claims and litigation involving the Company or its subsidiaries. For more discussion about each risk factor, see Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which is on file with the U.S. Securities and Exchange Commission (File No. 1-4717) and Part I Item 1A — “Risk Factors” in the Form 10-K and any updates contained herein. Readers are strongly encouraged to consider these factors when evaluating forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the timing when, or by which, such performance or results will be achieved. As a result, actual outcomes or results could materially differ from those indicated in forward-looking statements. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements.
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
Second Quarter Analysis
The Company reported quarterly earnings of $0.14 per diluted share on consolidated net income of $15.4 million for the three months ended June 30, 2013, compared to earnings of $1.09 per diluted share on consolidated net income of $120.4 million for the same period in 2012. This decrease is attributable to $111.4 million of debt retirement costs recognized in 2013 and the elimination of $43.0 million of deferred Mexican statutory profit sharing liability recognized in 2012.

The Company reported a 6% increase in revenues, a 3% increase in carloads/unit volumes and a 3% increase in revenue per carload/unit during the three months ended June 30, 2013, as compared to the same period in 2012. Revenues increased for all commodity groups, other than agriculture and minerals, driven by positive pricing impacts, the effect of fluctuations in the value of the Mexican peso against the U.S. dollar, fuel surcharge and volume. Agriculture and minerals revenues decreased by $19.3 million due to a 20% decrease in grain volumes resulting from the severe drought conditions experienced in the Midwestern region of the U.S. during 2012.
Operating expenses increased $58.5 million during the three months ended June 30, 2013, as compared to the same period in 2012, due to the elimination of $43.0 million of deferred Mexican statutory profit sharing liability as a result of the organizational restructuring in 2012. In addition, operating expenses increased due to increases in casualty expense, the effect of fluctuations in the value of the Mexican peso against the U.S. dollar, higher fuel prices and depreciation and amortization expense. These increases were partially offset by lower track and equipment maintenance expenses. Operating expenses as a percentage of revenues increased to 69.0% for the three months ended June 30, 2013, as compared to 62.6% for the same period in 2012. This increase is attributable to the elimination of the deferred Mexican statutory profit sharing liability in 2012.
KCSM’s revenues and operating expenses are affected by fluctuations in the value of the Mexican peso against the U.S. dollar. Based on the volume of revenue and expense transactions denominated in Mexican pesos, revenue and expense fluctuations generally offset, with insignificant net impacts to operating income.
During the second quarter of 2013, the Company refinanced a significant portion of its existing debt at lower interest rates and extended the debt maturities. As a result of the refinancing, the Company recognized debt retirement costs of $111.4 million for the quarter for the tender and call premiums as well as the write-off of unamortized debt issuance costs and the original issue discounts, as compared to $5.1 million for the same period in 2012.
On May 1, 2013, the Company’s Board of Directors declared a quarterly cash dividend on its common stock of $0.215 per share, payable on July 3, 2013, to common stockholders of record as of June 10, 2013. The aggregate amount of the dividend declared was $23.8 million.

Results of Operations
The following summarizes KCS’s consolidated income statement components (in millions):

	Three Months Ended		Change Dollars
	June 30,
	2013	2012
Revenues	$579.3	$545.3	$34.0
Operating expenses	400.0	341.5	58.5
Operating income	179.3	203.8	(24.5)
Equity in net earnings of unconsolidated affiliates	3.5	4.9	(1.4)
Interest expense	(19.2)	(25.3)	6.1
Debt retirement costs	(111.4)	(5.1)	(106.3)
Foreign exchange loss	(22.2)	(3.5)	(18.7)
Other expense, net	(0.1)	(0.8)	0.7
Income before income taxes	29.9	174.0	(144.1)
Income tax expense	14.2	53.1	(38.9)
Net income	15.7	120.9	(105.2)
Less: Net income attributable to noncontrolling interest	0.3	0.5	(0.2)
Net income attributable to Kansas City Southern and subsidiaries	$15.4	$120.4	$(105.0)

	Six Months Ended		Change Dollars
	June 30,
	2013	2012
Revenues	$1,132.1	$1,092.8	$39.3
Operating expenses	789.9	731.2	58.7
Operating income	342.2	361.6	(19.4)
Equity in net earnings of unconsolidated affiliates	9.0	10.7	(1.7)
Interest expense	(42.9)	(52.5)	9.6
Debt retirement costs	(111.4)	(18.0)	(93.4)
Foreign exchange gain (loss)	(8.7)	0.4	(9.1)
Other income (expense), net	0.2	(0.7)	0.9
Income before income taxes	188.4	301.5	(113.1)
Income tax expense	68.5	105.3	(36.8)
Net income	119.9	196.2	(76.3)
Less: Net income attributable to noncontrolling interest	0.7	0.8	(0.1)
Net income attributable to Kansas City Southern and subsidiaries	$119.2	$195.4	$(76.2)

Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months Ended			Three Months Ended			Three Months Ended
	June 30,			June 30,			June 30,
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
Chemical and petroleum	$109.0	$98.0	11%	62.4	60.9	2%	$1,747	$1,609	9%
Industrial and consumer products	142.1	137.2	4%	83.6	83.6	—	1,700	1,641	4%
Agriculture and minerals	86.7	106.0	(18%)	49.9	57.2	(13%)	1,737	1,853	(6%)
Energy	85.3	67.9	26%	74.3	66.1	12%	1,148	1,027	12%
Intermodal	86.6	76.4	13%	238.8	228.0	5%	363	335	8%
Automotive	47.5	39.6	20%	25.9	24.1	7%	1,834	1,643	12%
Carload revenues, carloads and units	557.2	525.1	6%	534.9	519.9	3%	$1,042	$1,010	3%
Other revenue	22.1	20.2	9%
Total revenues (i)	$579.3	$545.3	6%

(i) Included in revenues:
Fuel surcharge	$79.1	$69.8

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Six Months Ended			Six Months Ended			Six Months Ended
	June 30,			June 30,			June 30,
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
Chemical and petroleum	$211.4	$199.9	6%	121.9	122.4	—	$1,734	$1,633	6%
Industrial and consumer products	286.3	275.8	4%	168.9	168.7	—	1,695	1,635	4%
Agriculture and minerals	167.7	217.9	(23%)	96.3	117.9	(18%)	1,741	1,848	(6%)
Energy	161.6	138.9	16%	145.3	135.8	7%	1,112	1,023	9%
Intermodal	166.4	144.5	15%	465.9	436.1	7%	357	331	8%
Automotive	96.6	77.1	25%	53.0	47.1	13%	1,823	1,637	11%
Carload revenues, carloads and units	1,090.0	1,054.1	3%	1,051.3	1,028.0	2%	$1,037	$1,025	1%
Other revenue	42.1	38.7	9%
Total revenues (i)	$1,132.1	$1,092.8	4%

(i) Included in revenues:
Fuel surcharge	$150.1	$136.4
Freight revenues include revenue for transportation services and fuel surcharges. For the three months ended June 30, 2013, revenues and carload/unit volumes increased 6% and 3%, respectively, compared to the same period in 2012. For the six months ended June 30, 2013, revenues and carloads/unit volumes increased 4% and 2%, respectively, compared to the same period in 2012. Revenues increased for all commodity groups, other than agriculture and minerals, which decreased by $19.3 million and $50.2 million for the three and six months ended June 30, 2013, respectively, due to a 20% and a 26%, respectively, decrease in grain volumes resulting from the severe drought conditions experienced in the Midwestern region of the U.S. during 2012. Revenue per carload/unit increased by 3% and 1% for the three and six months ended June 30, 2013, respectively, due to positive pricing, the effect of fluctuations in the value of the Mexican peso against the U.S. dollar and fuel surcharge, partially offset by commodity mix.
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
The following discussion provides an analysis of revenues by commodity group:

Revenues by commodity group for the three months ended
June 30, 2013
Chemical and petroleum. Revenues increased $11.0 million for the three months ended June 30, 2013, compared to the same period in 2012, due to a 9% increase in revenue per carload/unit and a 2% increase in carload/unit volumes. Revenues increased $11.5 million for the six months ended June 30, 2013, compared to the same period in 2012, due to a 6% increase in revenue per carload/unit. Revenues increased due to positive pricing impacts for petroleum and plastics and increased demand for gases and chemicals used to manufacture glass and other industrial products. Petroleum volumes increased due to the partial recovery of a customer’s lost business.

Revenues by commodity group for the three months ended
June 30, 2013
Industrial and consumer products. Revenues increased $4.9 million for the three months ended June 30, 2013, compared to the same period in 2012, as revenue per carload/unit increased 4%. Revenues increased $10.5 million for the six months ended June 30, 2013, compared to the same period in 2012, due to a 4% increase in revenue per carload/unit. Forest products revenues increased due to pulp and paper as a result of longer length of haul attributable to cross border manufacturing demand in Mexico, partially offset by lower building material volumes due to increasing lumber prices. Metals and scrap revenues increased due to a high demand for slab and steel coil driven by strength in the automotive and oil and gas industries. In addition, revenues increased due to the effect of fluctuations in the value of the Mexican peso against the U.S. dollar.

Agriculture and minerals. Revenues decreased $19.3 million for the three months ended June 30, 2013, compared to the same period in 2012, due to a 13% reduction in carload/unit volumes and a 6% decrease in revenue per carload/unit. For the six months ended June 30, 2013, revenues decreased $50.2 million due to an 18% reduction in carload/unit volumes and a 6% decrease in revenue per carload/unit. Grain volumes and average length of haul decreased as a result of the severe drought conditions experienced in the Midwestern region of the U.S. during 2012.

Stone, Clay, & Glass 8%
Ores & Minerals 6%
Grain 49%
Food Products 37%

Energy. Revenues increased $17.4 million for the three months ended June 30, 2013, compared to the same period in 2012, due to a 12% increase in both carload/unit volumes and revenue per carload/unit. Revenues increased $22.7 million for the six months ended June 30, 2013, compared to the same period in 2012, due to a 9% increase in revenue per carload/unit and a 7% increase in carload/unit volumes. Crude oil volumes increased as a result of new business. Utility coal revenues increased due to length of haul. For the six months ended June 30, 2013, these increases were partially offset by the decline in utility coal volumes due to utility maintenance outages in the first quarter of 2013.

Frac Sand
17%
Crude Oil
10%
Coal &
Petroleum
Coke
11%
Utility
Coal
62%

Intermodal. Revenues increased $10.2 million for the three months ended June 30, 2013, compared to the same period in 2012, due to an 8% increase in revenue per carload/unit and a 5% increase in carload/unit volumes. Revenues increased $21.9 million for the six months ended June 30, 2013, compared to the same period in 2012, due to an 8% increase in revenue per carload/unit and a 7% increase in carload/unit volumes. The increase in volume was driven by conversion of cross border general commodity truck traffic to rail.
Automotive. Revenues increased $7.9 million for the three months ended June 30, 2013, compared to the same period in 2012, due to a 12% increase in revenue per carload/unit and a 7% increase in carload/unit volumes. Revenues increased $19.5 million for the six months ended June 30, 2013, compared to the same period in 2012, due to a 13% increase in carload/unit volumes and an 11%

increase in revenue per carload/unit. The growth was driven by new business, increased import/export volume through the Port of Lazaro Cardenas, and strong year-over-year growth in North American automobile sales for Original Equipment Manufacturers. In addition, revenues increased due to the effect of fluctuations in the value of the Mexican peso against the U.S. dollar.

Operating Expenses
Operating expenses, as shown below (in millions), increased $58.5 million and $58.7 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, due to the elimination of deferred Mexican statutory profit sharing liability as a result of the organizational restructuring in 2012. In addition, operating expenses increased due to increases in casualty expense, the effect of fluctuations in the value of the Mexican peso against the U.S. dollar, higher fuel prices and depreciation and amortization expense. These increases were partially offset by lower track and equipment maintenance expenses.

	Three Months Ended
	June 30,		Change
	2013	2012	Dollars	Percent
Compensation and benefits	$110.1	$105.8	$4.3	4%
Purchased services	50.9	60.3	(9.4)	(16%)
Fuel	93.0	86.9	6.1	7%
Equipment costs	38.6	41.1	(2.5)	(6%)
Depreciation and amortization	54.7	48.7	6.0	12%
Materials and other	52.7	41.7	11.0	26%
Elimination of deferred statutory profit sharing liability, net	—	(43.0)	43.0	(100%)
Total operating expenses	$400.0	$341.5	$58.5	17%

	Six Months Ended
	June 30,		Change
	2013	2012	Dollars	Percent
Compensation and benefits	$217.0	$215.1	$1.9	1%
Purchased services	103.2	114.7	(11.5)	(10%)
Fuel	183.9	175.2	8.7	5%
Equipment costs	80.5	81.4	(0.9)	(1%)
Depreciation and amortization	107.8	97.1	10.7	11%
Materials and other	97.5	90.7	6.8	7%
Elimination of deferred statutory profit sharing liability, net	—	(43.0)	43.0	(100%)
Total operating expenses	$789.9	$731.2	$58.7	8%
Compensation and benefits. Compensation and benefits increased $4.3 million and $1.9 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, due to annual salary increases and the effect of fluctuations in the value of the Mexican peso against the U.S. dollar. For the six months ended June 30, 2013, compared to the same period in 2012, these increases were partially offset by a $7.3 million reduction in Mexican deferred statutory profit sharing expense as a result of the organizational restructuring in 2012.
Purchased services. Purchased services expense decreased $9.4 million and $11.5 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, due to lower track maintenance expense as a result of the timing of maintenance activities and the termination of a maintenance contract as a result of in-sourcing of certain maintenance activities. In addition, purchased services expense decreased due to lower equipment maintenance expense and the recognition of various contract rebates in the second quarter of 2013.
Fuel. Fuel expense increased $6.1 million and $8.7 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, due to higher diesel fuel prices as the average price per gallon, including the unfavorable impact of fluctuations in the value of the Mexican peso against the U.S. dollar, was $3.04 and $3.03 for the three and six months ended June 30, 2013, respectively, compared to $2.78 and $2.81 for the same periods in 2012.
Equipment costs. Equipment costs decreased $2.5 million and $0.9 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, due to lower locomotive lease expense as a result of the acquisition of 103 locomotives late in the second quarter of 2013, which were previously leased by the Company under operating lease agreements. Equipment costs are expected to decrease on a quarterly basis by approximately $4.0 million as a result of these locomotive lease buyouts.

Depreciation and amortization. Depreciation and amortization expense increased $6.0 million and $10.7 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, due to a larger asset base. Depreciation and amortization expense is expected to increase on a quarterly basis by approximately $2.1 million as a result of the acquisition of 103 locomotives late in the second quarter of 2013, which were previously leased by the Company under operating lease agreements.
Materials and other. Materials and other expense increased $11.0 million and $6.8 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, due to a $4.5 million increase in personal injury expense recognized in the second quarter of 2013 compared to a $3.6 million reduction in personal injury expense recognized in the second quarter of 2012, as a result of changes in estimates. Concession duty expense increased as KCSM paid concession duty of 0.5% of gross revenues for the first 15 years of the Concession period, and on June 24, 2012, KCSM began paying 1.25% of gross revenues, which is effective for the remaining years of the Concession. In addition, materials and other expense increased for the six months ended June 30, 2013, compared to the same period in 2012, due to an increase in bulk-handling facility expense. These increases were partially offset by a recovery from a legal dispute in the first quarter of 2013 and the settlement of a legal dispute recognized in the first quarter of 2012.
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

Non-Operating Income and Expenses
Equity in net earnings of unconsolidated affiliates. Equity in net earnings from unconsolidated affiliates decreased $1.4 million and $1.7 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The decrease in equity in net earnings from the operations of Panama Canal Railway Company was due to lower container volumes as the movement of containers was either trucked or rerouted to other destinations as a result of delays caused by a system implementation at the Port of Balboa.
Interest expense. Interest expense decreased $6.1 million and $9.6 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, due to lower average interest rates as a result of the Company’s refinancing activities. During the three and six months ended June 30, 2013, the average debt balances were $1,784.5 million and $1,693.2 million, respectively, compared to $1,629.7 million and $1,629.3 million for the same periods in 2012. Average interest rates during the three and six months ended June 30, 2013 were 4.2% and 4.9%, respectively, compared to 6.0% and 6.3% for the same periods in 2012. Interest expense is expected to decrease on a quarterly basis by approximately $5.5 million as a result of the refinancing activities in the second quarter of 2013.
Debt retirement costs. Debt retirement costs increased $106.3 million and $93.4 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. During the second quarter of 2013, the Company recognized debt retirement costs of $111.4 million related to the tender and call premiums as well as the write-off of unamortized debt issuance costs and the original issue discounts associated with the various KCSM senior notes refinanced and the repayment of the KCSR term loan facility. During the first and second quarters of 2012, the Company recognized debt retirement costs of $12.9 million and $5.1 million, respectively, related to the tender and call premiums and the write-off of unamortized debt issuance costs associated with the redemption of the 8.0% Senior Notes due June 1, 2015, issued by KCSR.
Foreign exchange gain (loss). Fluctuations in the value of the Mexican peso against the U.S. dollar resulted in a foreign exchange loss of $22.2 million and $8.7 million for the three and six months ended June 30, 2013, respectively, compared to a foreign exchange loss of $3.5 million and a gain of $0.4 million for the same periods in 2012. For the three and six months ended June 30, 2013, foreign exchange gain (loss) includes a loss of $14.1 million and $5.0 million, respectively, on foreign currency forward contracts.
Other income (expense), net. Other income (expense), net, increased $0.7 million and $0.9 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, due to higher miscellaneous income.
Income tax expense. Income tax expense decreased $38.9 million and $36.8 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, due to lower pre-tax income. The effective income tax rate was 47.5% and 36.4% for the three and six months ended June 30, 2013, respectively, compared to 30.5% and 34.9% for the same periods in 2012. The increases in the effective income tax rates were due to the reversal in the second quarter of 2013 of a previously recognized benefit as a result of a court ruling, the reduction in the second quarter of 2012 of a deferred tax asset valuation allowance related to state net operating losses, and foreign exchange rate fluctuations.

Liquidity and Capital Resources
Overview
In recent years, KCS has improved its financial strength and flexibility by decreasing leverage, extending debt maturities, increasing liquidity and reducing interest expense and preferred stock dividends. As a result, the Company has received investment grade credit ratings from rating agencies as described in the Credit Ratings section below. This improved credit profile allowed the Company to refinance a significant portion of its existing debt at lower interest rates and extend debt maturities during the second quarter of 2013. The Company estimates annualized pre-tax interest savings as a result of this refinancing to be approximately $22.0 million.
Though KCS’s cash flows from operations are sufficient to fund operations, capital expenditures, debt service and dividends, the Company may, from time to time, incur debt to refinance existing indebtedness, buy out operating leases, or to fund equipment additions or new investments. On June 30, 2013, total available liquidity (the unrestricted cash balance plus revolving credit facility availability) was $420.0 million. As of June 30, 2013, the total cash and cash equivalents held outside of the U.S. in foreign subsidiaries was $16.7 million. This cash is available to fund company operations without incurring additional income taxes.
During the first and second quarters of 2013, the Company’s Board of Directors declared quarterly cash dividends on its common stock of $0.215 per share (total of $47.4 million). Subject to the discretion of the Board of Directors, capital availability and a determination that cash dividends continue to be in the best interest of its stockholders, the Company intends to pay a quarterly dividend on an ongoing basis.
KCSM 12 1/2% Senior Notes. On April 1, 2013, the Company redeemed all of the remaining $98.1 million aggregate principal amount of the KCSM 12 1/2% senior unsecured notes due April 1, 2016 (the “12 1/2% Senior Notes”) at a redemption price equal to 106.250% of the principal amount. The Company redeemed the 12 1/2% Senior Notes using $65.0 million of borrowings under KCSM’s revolving credit facility and cash on hand.
KCSM 8.0% Senior Notes, 6 5/8% Senior Notes and 6 1/8% Senior Notes. On April 10, 2013, KCSM commenced a cash tender offer for the 8.0% senior unsecured notes due February 1, 2018 (the “8.0% Senior Notes”), the 6 5/8% senior unsecured notes due December 15, 2020 (the “6 5/8% Senior Notes”), and the 6 1/8% senior unsecured notes due June 15, 2021 (the “6 1/8% Senior Notes”). In addition, KCSM concurrently commenced consent solicitations to amend the indentures governing the 8.0% Senior Notes and 6 5/8% Senior Notes to eliminate substantially all of the restrictive covenants and certain events of default contained therein, which became operative on May 3, 2013.
Through May 8, 2013, KCSM purchased $237.2 million principal amount of the tendered 8.0% Senior Notes, $181.0 million principal amount of the tendered 6 5/8% Senior Notes and $149.7 million principal amount of the tendered 6 1/8% Senior Notes (collectively, the “KCSM Senior Notes Tendered”), in accordance with the terms and conditions of the tender offer using a portion of the proceeds received from the issuance of $275.0 million principal amount of 2.35% senior unsecured notes due May 15, 2020 (the “2.35% Senior Notes”) and $450.0 million principal amount of 3.0% senior unsecured notes due May 15, 2023 (the “3.0% Senior Notes”).
Subsequent to the expiration of the cash tender offer, through June 26, 2013, KCSM purchased an additional $7.9 million principal amount of the 6 1/8% Senior Notes and redeemed the remaining $4.0 million outstanding principal amount of the 6 5/8% Senior Notes. On July 2, 2013, KCSM purchased an additional $1.0 million principal amount of the 6 1/8% Senior Notes.
KCSM 2.35% Senior Notes. On May 3, 2013, KCSM issued $275.0 million principal amount of 2.35% Senior Notes, which bear interest semiannually at a fixed annual rate of 2.35%. The 2.35% Senior Notes were issued at a discount to par value, resulting in a $0.3 million discount and a yield to maturity of 2.368%. KCSM used the net proceeds from the issuance of the 2.35% Senior Notes and the 3.0% Senior Notes to purchase the KCSM Senior Notes Tendered, pay all fees and expenses incurred in connection with the 2.35% Senior Notes and 3.0% Senior Notes offerings and the tender offers, to finance the purchase of certain leased equipment and for other general corporate purposes. The 2.35% Senior Notes are redeemable at KCSM’s option, in whole or in part, prior to April 15, 2020, by paying the greater of either (i) 100% of the principal amount of the 2.35% Senior Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the then-current U.S. Treasury rate plus 20 basis points, plus accrued interest and any additional amounts to but excluding the redemption date. On or after April 15, 2020, the 2.35% Senior Notes may be redeemed at KCSM’s option, in whole or in part at any time at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. In addition, the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued unpaid interest in the event of certain changes in the Mexican withholding tax rate.
KCSM 3.0% Senior Notes. On May 3, 2013, KCSM issued $450.0 million principal amount of the 3.0% Senior Notes, which bear interest semiannually at a fixed annual rate of 3.0%. The 3.0% Senior Notes were issued at a discount to par value, resulting in a

$1.9 million discount and a yield to maturity of 3.048%. KCSM used the net proceeds from the issuance of the 3.0% Senior Notes and the 2.35% Senior Notes to purchase the KCSM Senior Notes Tendered, pay all fees and expenses incurred in connection with the 2.35% Senior Notes and 3.0% Senior Notes offerings and the tender offers, to finance the purchase of certain leased equipment and for other general corporate purposes. The 3.0% Senior Notes are redeemable at KCSM’s option, in whole or in part, prior to February 15, 2023, by paying the greater of either (i) 100% of the principal amount of the 3.0% Senior Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the then-current U.S. Treasury rate plus 20 basis points, plus accrued interest and any additional amounts to but excluding the redemption date. On or after February 15, 2023, the 3.0% Senior Notes may be redeemed at KCSM’s option, in whole or in part at any time at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. In addition, the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued unpaid interest in the event of certain changes in the Mexican withholding tax rate.
The 2.35% Senior Notes and 3.0% Senior Notes are denominated in U.S. dollars; are unsecured, unsubordinated obligations; rank pari passu in right of payment with KCSM’s existing and future unsecured, unsubordinated obligations and are senior in right of payment to KCSM’s future subordinated indebtedness. In addition, the senior notes include certain covenants which are customary for these types of debt instruments issued by borrowers with similar credit ratings.
KCSM Revolving Credit Facility. During the second quarter of 2013, KCSM borrowed $65.0 million against the KCSM revolving credit facility, for the redemption of the 12 1/2% Senior Notes. As of June 30, 2013, the outstanding amount under the KCSM revolving credit facility was $10.0 million. As of December 31, 2012, there was no amount outstanding under the KCSM revolving credit facility.
KCSR 4.30% Senior Notes. On April 29, 2013, KCSR issued $450.0 million principal amount of senior unsecured notes due May 15, 2043, which bear interest semiannually at a fixed annual rate of 4.30% (the “4.30% Senior Notes”). The 4.30% Senior Notes were issued at a discount to par value, resulting in a $4.1 million discount and a yield to maturity of 4.355%. The net proceeds from the offering were used to fund the prepayment of the Term Loan Facility under the KCSR credit agreement, to finance the purchase of certain leased equipment and for other general corporate purposes. The 4.30% Senior Notes are redeemable at KCSR’s option, in whole or in part, prior to November 15, 2042, by paying the greater of either (i) 100% of the principal amount of the 4.30% Senior Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at then-current U.S. Treasury rate plus 25 basis points, plus accrued interest to but excluding the redemption date. On or after November 15, 2042, the 4.30% Senior Notes may be redeemed at KCSR’s option, in whole or in part at any time and from time to time at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest.
The 4.30% Senior Notes are unconditionally guaranteed, jointly and severally, on an unsecured senior basis, by KCS and certain domestic subsidiaries of KCS that guarantee the KCSR credit agreement (the “Note Guarantors”). The 4.30% Senior Notes and the note guarantees rank pari passu in right of payment with KCSR’s, KCS’s and the Note Guarantors’ existing and future unsecured, unsubordinated obligations. In addition, the 4.30% Senior Notes include certain covenants which are customary for these types of debt instruments issued by borrowers with similar credit ratings.
KCSR Term Loan Facility. On April 29, 2013, KCSR repaid the outstanding $277.5 million principal amount of the Term Loan Facility issued under the KCSR credit agreement using a portion of the net proceeds from the issuance of the 4.30% Senior Notes.
Debt Retirement Costs. The Company recognized debt retirement costs of $111.4 million during the second quarter of 2013 related to the tender and call premiums as well as the write-off of unamortized debt issuance costs and the original issue discounts as a result of the refinancing activities described above.
The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to debt and equity capital markets, and other available financing resources will be sufficient to fund anticipated operating expenses, capital expenditures, debt service costs and other commitments in the foreseeable future. The Company’s current financing instruments contain restrictive covenants which limit or preclude certain actions; however, the covenants are structured such that the Company has sufficient flexibility to conduct its operations. The Company was in compliance with all of its debt covenants as of June 30, 2013.
For additional discussion of the agreements representing the indebtedness of KCS, see “Liquidity and Capital Resources — Debt and Capital Structure” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
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
Credit Ratings. Three credit rating agencies provide their views of the Company’s outlook and ratings. Standard & Poor Rating Services (“S&P“) rates the senior unsecured debt and corporate credit of KCS, KCSR and KCSM as investment grade. Moody’s Investor Service (“Moody’s”) rates KCSR’s and KCSM’s senior unsecured debt as investment grade. Fitch Ratings (“Fitch”) has assigned an investment grade Issuer Default Rating to KCS, KCSR and KCSM and rates the senior unsecured debt as investment grade. Ratings and outlooks change from time to time and can be found on the websites of S&P, Moody’s and Fitch.

Cash Flow Information
Summary cash flow data follows (in millions):

	Six Months Ended
	June 30,
	2013	2012
Cash flows provided by (used for):
Operating activities	$326.4	$310.1
Investing activities	(444.2)	(231.3)
Financing activities	75.2	(45.7)
Net increase (decrease) in cash and cash equivalents	(42.6)	33.1
Cash and cash equivalents beginning of year	72.6	72.4
Cash and cash equivalents end of period	$30.0	$105.5
Cash flows from operating activities increased $16.3 million for the six month period ended June 30, 2013, compared to the same period in 2012, due to increased revenues driven by positive pricing impacts, the effect of fluctuations in the value of the Mexican peso against the U.S. dollar, fuel surcharge and volumes. This increase was partially offset by the changes in working capital items, resulting mainly from the timing of certain payments and receipts. Net cash used for investing activities increased $212.9 million due to an increase in capital expenditures and the acquisition of equipment under operating leases. Additional information regarding capital expenditures is provided below. Net cash provided by financing activities increased $120.9 million due to the proceeds from the issuance of long-term debt, partially offset by refinancing and associated debt cost payments.

Capital Expenditures
KCS’s cash flows from operations are sufficient to fund capital expenditures; however, the Company may, from time to time, use external sources of cash (principally bank debt, public debt and private debt) to fund capital expenditures.
The following table summarizes capital expenditures by type (in millions):

	Six Months Ended
	June 30,
	2013	2012
Roadway capital program	$148.2	$129.7
Equipment	73.8	9.4
Capacity	17.8	13.6
Information technology	5.1	3.3
Other	11.7	10.4
Total capital expenditures (accrual basis)	256.6	166.4
Change in capital accruals	9.3	28.8
Total cash capital expenditures	$265.9	$195.2

Acquisition of equipment under operating leases	$155.1	$19.6
For 2013, internally generated cash flows, excess proceeds from debt refinancing activities and other borrowings are expected to fund cash capital expenditures and the acquisition of equipment under operating leases, which are currently estimated to be between $740.0 million and $760.0 million.

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
KCSM Servicios union employees are covered by one labor agreement, which was signed on June 23, 1997, between KCSM and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (“Mexican Railroad Union”), for a term of fifty years, for the purpose of regulating the relationship between the parties. Approximately 80% of KCSM Servicios employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other benefits are subject to negotiation every two years. In July 2013, the negotiation of compensation terms and all other benefits was initiated with the Mexican Railroad Union. The anticipated resolution of this negotiation is not expected to have a material impact to the consolidated financial statements. The union labor negotiations with the Mexican Railroad Union have not historically resulted in any strike, boycott or other disruption in KCSM’s business operations.

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
(b) Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
For information related to the Company’s legal proceedings, see Note 9, Commitments and Contingencies under Part I, Item 1 of this quarterly report on Form 10-Q.

Item 1A.	Risk Factors
There were no material changes during the quarter to the Risk Factors disclosed in Item 1A — “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibits Filed with this Report
10.1	Kansas City Southern Annual Incentive Plan, amended and restated as of January 1, 2013, is attached to this Form 10-Q as Exhibit 10.1.

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.1.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.2.

32.1	Principal Executive Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.1.

32.2	Principal Financial Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.2.

101
The following unaudited financial information from Kansas City Southern’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (v) the Notes to Consolidated Financial Statements.

Exhibit No.	Description of Exhibits Incorporated by Reference
4.1
Indenture, dated April 29, 2013, among KCSR, the Guarantors and U.S. Bank National Association, as trustee and paying agent, filed as exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 29, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.1.

4.2
Registration Rights Agreement, dated April 29, 2013, among KCSR, the Guarantors and JPM, Merrill Lynch and Morgan Stanley, filed as exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 29, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.2.

4.3	2020 Notes Indenture, dated May 3, 2013, filed as exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 8, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.3.

4.4	2023 Notes Indenture, dated May 3, 2013, filed as exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 8, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.4.

4.5
Registration Rights Agreement, dated May 3, 2013, filed as exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 8, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.5.

4.6
8% Notes Supplemental Indenture, dated April 23, 2013, filed as exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 8, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.6.

4.7
6.625% Notes Supplemental Indenture, dated April 23, 2013, filed as exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 8, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.7.

10.2
Purchase Agreement, dated April 24, 2013, among KCSR, the Guarantors, JPM, Merrill Lynch and Morgan Stanley, filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.2.

10.3
Purchase Agreement, dated April 24, 2013, among KCSM, JPM, Merrill Lynch and Morgan Stanley, filed as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 29, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.3.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on July 19, 2013.

Kansas City Southern

/s/ MICHAEL W. UPCHURCH
Michael W. Upchurch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ MARY K. STADLER
Mary K. Stadler
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)