Form 10-Q
period 2013-09-30
KANSAS CITY SOUTHERN
filed 2013-10-18
CIK 54480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	October 11, 2013
Common Stock, $0.01 per share par value	110,209,276 Shares

Kansas City Southern
Form 10-Q
September 30, 2013

Kansas City Southern
Form 10-Q
September 30, 2013
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Introductory Comments
The unaudited Consolidated Financial Statements included herein have been prepared by Kansas City Southern pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As used herein, “KCS” or the “Company” may refer to Kansas City Southern or, as the context requires, to one or more subsidiaries of Kansas City Southern. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the consolidated financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Results for the three and nine months ended September 30, 2013, are not necessarily indicative of the results expected for the full year ending December 31, 2013.

Kansas City Southern
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions, except share and per share amounts) (Unaudited)
Revenues	$621.6	$577.4	$1,753.7	$1,670.2
Operating expenses:
Compensation and benefits	111.4	108.4	328.4	323.5
Purchased services	57.2	54.6	160.4	169.3
Fuel	102.7	89.5	286.6	264.7
Equipment costs	39.5	42.9	120.0	124.3
Depreciation and amortization	57.2	49.8	165.0	146.9
Materials and other	53.3	51.5	150.8	142.2
Elimination of deferred statutory profit sharing liability, net	—	—	—	(43.0)
Total operating expenses	421.3	396.7	1,211.2	1,127.9
Operating income	200.3	180.7	542.5	542.3
Equity in net earnings of unconsolidated affiliates	4.8	4.4	13.8	15.1
Interest expense	(18.3)	(24.1)	(61.2)	(76.6)
Debt retirement costs	(2.4)	—	(113.8)	(18.0)
Foreign exchange gain (loss)	(1.4)	3.7	(10.1)	4.1
Other expense, net	(0.7)	(0.1)	(0.5)	(0.8)
Income before income taxes	182.3	164.6	370.7	466.1
Income tax expense	63.3	73.9	131.8	179.2
Net income	119.0	90.7	238.9	286.9
Less: Net income attributable to noncontrolling interest	0.6	0.6	1.3	1.4
Net income attributable to Kansas City Southern and subsidiaries	118.4	90.1	237.6	285.5
Preferred stock dividends	0.1	0.1	0.2	0.2
Net income available to common stockholders	$118.3	$90.0	$237.4	$285.3

Earnings per share:
Basic earnings per share	$1.08	$0.82	$2.16	$2.60
Diluted earnings per share	$1.07	$0.82	$2.15	$2.59

Average shares outstanding (in thousands):
Basic	110,003	109,739	109,956	109,684
Potentially dilutive common shares	370	388	361	377
Diluted	110,373	110,127	110,317	110,061
See accompanying notes to consolidated financial statements.

Kansas City Southern
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions) (Unaudited)
Net income	$119.0	$90.7	$238.9	$286.9
Other comprehensive income (loss):
Unrealized loss on cash flow hedges arising during the period, net of tax of less than $(0.1) million, $(0.2) million, less than $(0.1) million and $(0.6) million, respectively	(0.1)	(0.4)	(0.2)	(1.0)
Reclassification adjustment from cash flow hedges included in net income, net of tax of $0.1 million, $0.1 million, $0.3 million and $0.2 million, respectively	0.1	0.1	0.6	0.3
Amortization of prior service credit, net of tax of $(0.1) million	—	—	(0.1)	(0.1)
Foreign currency translation adjustments, net of tax of $0.3 million	—	0.5	—	0.7
Other comprehensive income (loss)	—	0.2	0.3	(0.1)
Comprehensive income	119.0	90.9	239.2	286.8
Less: Comprehensive income attributable to noncontrolling interest	0.6	0.6	1.3	1.4
Comprehensive income attributable to Kansas City Southern and subsidiaries	$118.4	$90.3	$237.9	$285.4
See accompanying notes to consolidated financial statements.

Kansas City Southern
Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(In millions, except share and per share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$95.9	$72.6
Accounts receivable, net	211.5	183.6
Materials and supplies	135.4	125.6
Deferred income taxes	96.7	92.1
Other current assets	78.2	48.4
Total current assets	617.7	522.3
Investments	42.6	51.5
Restricted funds	10.8	14.2
Property and equipment (including concession assets), net	6,120.4	5,684.8
Other assets	89.5	123.1
Total assets	$6,881.0	$6,395.9
LIABILITIES AND EQUITY
Current liabilities:
Debt due within one year	$51.8	$60.2
Accounts payable and accrued liabilities	403.0	364.6
Total current liabilities	454.8	424.8
Long-term debt	1,728.6	1,547.6
Deferred income taxes	985.4	894.2
Other noncurrent liabilities and deferred credits	129.5	128.6
Total liabilities	3,298.3	2,995.2
Commitments and contingencies	—	—
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding	6.1	6.1
$.01 par, common stock, 400,000,000 shares authorized; 123,352,185 shares issued; 110,208,760 and 110,131,353 shares outstanding at September 30, 2013 and December 31, 2012, respectively	1.1	1.1
Paid-in capital	939.3	925.3
Retained earnings	2,332.9	2,166.5
Accumulated other comprehensive loss	(2.1)	(2.4)
Total stockholders’ equity	3,277.3	3,096.6
Noncontrolling interest	305.4	304.1
Total equity	3,582.7	3,400.7
Total liabilities and equity	$6,881.0	$6,395.9
See accompanying notes to consolidated financial statements.

Kansas City Southern
Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2013	2012
	(In millions) (Unaudited)
Operating activities:
Net income	$238.9	$286.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165.0	146.9
Deferred income taxes	86.9	142.3
Equity in net earnings of unconsolidated affiliates	(13.8)	(15.1)
Share-based compensation	11.3	8.3
Excess tax benefit from share-based compensation	(3.7)	(22.2)
Deferred compensation	—	7.3
Elimination of deferred statutory profit sharing liability	—	(47.8)
Distributions from unconsolidated affiliates	6.5	7.3
Debt retirement costs	113.8	18.0
Changes in working capital items:
Accounts receivable	(28.8)	(38.9)
Materials and supplies	(7.0)	(10.0)
Other current assets	(16.9)	3.0
Accounts payable and accrued liabilities	16.5	49.6
Other, net	3.8	(19.6)
Net cash provided by operating activities	572.5	516.0

Investing activities:
Capital expenditures	(381.8)	(296.3)
Purchase of equipment under operating leases	(155.1)	(22.9)
Property investments in MSLLC	(25.0)	(31.4)
Proceeds from disposal of property	6.2	12.2
Other, net	(8.1)	10.2
Net cash used for investing activities	(563.8)	(328.2)

Financing activities:
Proceeds from issuance of long-term debt	1,468.7	329.7
Repayment of long-term debt	(1,301.8)	(363.8)
Debt costs	(109.3)	(19.3)
Dividends paid	(47.6)	(43.1)
Excess tax benefit from share-based compensation	3.7	22.2
Proceeds from employee stock plans	0.9	1.1
Net cash provided by (used for) financing activities	14.6	(73.2)
Cash and cash equivalents:
Net increase during each period	23.3	114.6
At beginning of year	72.6	72.4
At end of period	$95.9	$187.0
See accompanying notes to consolidated financial statements.

Kansas City Southern
Notes to Consolidated Financial Statements
1. Accounting Policies, Interim Financial Statements and Basis of Presentation
In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the results for interim periods. All adjustments made were of a normal and recurring nature. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three and nine months ended September 30, 2013, are not necessarily indicative of the results to be expected for the full year ending December 31, 2013. Certain prior year amounts have been reclassified to conform to the current year presentation.

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
The following table reconciles the basic earnings per share computation to the diluted earnings per share computation (in millions, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income available to common stockholders for purposes of computing basic and diluted earnings per share	$118.3	$90.0	$237.4	$285.3
Weighted-average number of shares outstanding (in thousands):
Basic shares	110,003	109,739	109,956	109,684
Effect of dilution	370	388	361	377
Diluted shares	110,373	110,127	110,317	110,061
Earnings per share:
Basic earnings per share	$1.08	$0.82	$2.16	$2.60
Diluted earnings per share	$1.07	$0.82	$2.15	$2.59

Potentially dilutive shares excluded from the calculation (in thousands):
Stock options excluded as their inclusion would be anti-dilutive	—	—	74	81

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

4. Property and Equipment (including Concession Assets)
Property and equipment, including concession assets, and related accumulated depreciation and amortization are summarized below (in millions):

	September 30, 2013	December 31, 2012
Land	$209.2	$208.9
Concession land rights	141.2	141.2
Road property	5,885.0	5,664.4
Equipment	1,248.4	962.6
Technology and other	147.3	148.1
Construction in progress	157.6	156.2
Total property	7,788.7	7,281.4
Accumulated depreciation and amortization	1,668.3	1,596.6
Property and equipment (including concession assets), net	$6,120.4	$5,684.8
Concession assets, net of accumulated amortization of $431.1 million and $402.7 million, totaled $1,938.3 million and $1,893.9 million at September 30, 2013 and December 31, 2012, respectively.

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
The Company’s derivative financial instruments are measured at fair value on a recurring basis and consist of interest rate swap agreements and foreign currency forward contract agreements, which are classified as Level 2 instruments. The Company determines the fair value of its derivative financial instrument positions based upon pricing models using inputs observed from actively quoted markets and also takes into consideration the contract terms as well as other inputs, including, where applicable, forward interest rate curves and market currency exchange rates. The fair value of interest rate swap liabilities was $0.2 million and $0.9 million as of September 30, 2013 and December 31, 2012, respectively, and the fair value of the foreign currency forward contract liabilities was $6.3 million as of September 30, 2013.
The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of the short-term financial instruments approximates their fair value.
The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $1,700.2 million and $1,719.9 million at September 30, 2013 and December 31, 2012, respectively. The carrying value was $1,780.4 million and $1,607.8 million at September 30, 2013 and December 31, 2012, respectively. If the Company’s debt were measured at fair value, the fair value measurements of the individual debt instruments would have been classified as either Level 1 or Level 2 in the fair value hierarchy.

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
Credit Risk. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages this risk by limiting its counterparties to large financial institutions which meet the Company’s credit rating standards and have an established banking relationship with the Company. As of September 30, 2013, the Company did not expect any losses as a result of default of its counterparties.
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
During the second quarter of 2013, KCSR repaid the outstanding balance on the Term Loan Facility and terminated the associated interest rate swaps with an aggregate notional amount of $140.8 million. As a result of the termination, the Company recognized a loss of $0.4 million, which is included in debt retirement costs within the consolidated statements of income. As of September 30, 2013, the remaining hedging instruments associated with the Term Loan A-2 had an aggregate notional amount of $155.4 million at a fixed rate of 0.4942%. Settlements are indexed to the one-month London Interbank Offered Rate (“LIBOR”) and will occur monthly through March 31, 2014.
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
The following table presents the fair value of derivative instruments included in the consolidated balance sheets (in millions):

	Derivative Liabilities
	Balance Sheet Location	September 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate swaps	Accounts payable and accrued liabilities	$0.2	$—
Interest rate swaps	Other noncurrent liabilities and deferred credits	—	0.9
Total derivatives designated as hedging instruments		0.2	0.9

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued liabilities	6.3	—
Total derivatives not designated as hedging instruments		6.3	—
Total derivative liabilities		$6.5	$0.9

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

The following table presents the amounts affecting the consolidated statements of income for the three months ended September 30 (in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2013	2012		2013	2012
Interest rate swaps	$(0.1)	$(0.6)	Interest expense	$(0.2)	$(0.2)
Total	$(0.1)	$(0.6)		$(0.2)	$(0.2)

Derivatives Not Designated as Hedging Instruments			Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
				2013	2012
Foreign currency forward contracts			Foreign exchange gain (loss)	$(1.3)	$—
Total				$(1.3)	$—
The following table presents the amounts affecting the consolidated statements of income for the nine months ended September 30 (in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2013	2012		2013	2012
Interest rate swaps	$(0.2)	$(1.6)	Interest expense	$(0.5)	$(0.5)
			Debt retirement costs	(0.4)	—
Total	$(0.2)	$(1.6)		$(0.9)	$(0.5)

Derivatives Not Designated as Hedging Instruments			Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
				2013	2012
Foreign currency forward contracts			Foreign exchange gain (loss)	$(6.3)	$—
Total				$(6.3)	$—
For the three and nine months ended September 30, 2013 and 2012, there was no ineffectiveness recognized related to cash flow hedges. As of September 30, 2013, the Company expects that approximately $0.2 million of net losses will be reclassified from accumulated other comprehensive loss into interest expense over the next 12 months.

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
Subsequent to the expiration of the cash tender offer, KCSM redeemed the remaining $4.0 million outstanding principal amount of the 6 5/8% Senior Notes and purchased an additional $20.9 million principal amount of the 6 1/8% Senior Notes.
KCSM 2.35% Senior Notes. On May 3, 2013, KCSM issued $275.0 million principal amount of 2.35% Senior Notes, which bear interest semiannually at a fixed annual rate of 2.35%. The 2.35% Senior Notes were issued at a discount to par value, resulting in a $0.3 million discount and a yield to maturity of 2.368%. KCSM used the net proceeds from the issuance of the 2.35% Senior Notes and the 3.0% Senior Notes to purchase the KCSM Senior Notes Tendered, pay all fees and expenses incurred in connection with the 2.35% Senior Notes and 3.0% Senior Notes offerings and the tender offers, to finance the purchase of certain leased equipment and for other general corporate purposes. The 2.35% Senior Notes are redeemable at KCSM’s option, in whole or in part, prior to April 15, 2020, by paying the greater of either (i) 100% of the principal amount of the 2.35% Senior Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the then-current U.S. Treasury rate plus 20 basis points, plus accrued interest and any additional amounts to but excluding the redemption date. On or after April 15, 2020, the 2.35% Senior Notes may be redeemed at KCSM’s option, in whole or in part, at any time at a redemption price equal to 100% of the principal amount, plus any accrued and unpaid interest. In addition, the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued unpaid interest in the event of certain changes in the Mexican withholding tax rate.
KCSM 3.0% Senior Notes. On May 3, 2013, KCSM issued $450.0 million principal amount of the 3.0% Senior Notes, which bear interest semiannually at a fixed annual rate of 3.0%. The 3.0% Senior Notes were issued at a discount to par value, resulting in a $1.9 million discount and a yield to maturity of 3.048%. KCSM used the net proceeds from the issuance of the 3.0% Senior Notes and the 2.35% Senior Notes to purchase the KCSM Senior Notes Tendered, pay all fees and expenses incurred in connection with the 2.35% Senior Notes and 3.0% Senior Notes offerings and the tender offers, to finance the purchase of certain leased equipment and for other general corporate purposes. The 3.0% Senior Notes are redeemable at KCSM’s option, in whole or in part, prior to February 15, 2023, by paying the greater of either (i) 100% of the principal amount of the 3.0% Senior Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the then-current U.S. Treasury rate plus 20 basis points, plus accrued interest and any additional amounts to but excluding the redemption date. On or after February 15, 2023, the 3.0% Senior Notes may be redeemed at KCSM’s option, in whole or in part, at any time at a redemption price equal to 100% of the principal amount, plus any accrued and unpaid interest. In addition, the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued unpaid interest in the event of certain changes in the Mexican withholding tax rate.
The 2.35% Senior Notes and 3.0% Senior Notes are denominated in U.S. dollars; are unsecured, unsubordinated obligations; rank pari passu in right of payment with KCSM’s existing and future unsecured, unsubordinated obligations; and are senior in right of payment to KCSM’s future subordinated indebtedness. In addition, the senior notes include certain covenants which are customary for these types of debt instruments issued by borrowers with similar credit ratings.
KCSM Revolving Credit Facility. As of September 30, 2013 and December 31, 2012, there was no amount outstanding under the KCSM revolving credit facility.
KCSR 4.30% Senior Notes. On April 29, 2013, KCSR issued $450.0 million principal amount of senior unsecured notes due May 15, 2043, which bear interest semiannually at a fixed annual rate of 4.30% (the “4.30% Senior Notes”). The 4.30% Senior Notes were issued at a discount to par value, resulting in a $4.1 million discount and a yield to maturity of 4.355%. The net proceeds from the offering were used to fund the prepayment of the Term Loan Facility under the KCSR credit agreement, to finance the purchase of certain leased equipment and for other general corporate purposes. The 4.30% Senior Notes are redeemable at KCSR’s option, in whole or in part, prior to November 15, 2042, by paying the greater of either (i) 100% of the principal amount of the 4.30% Senior

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the then-current U.S. Treasury rate plus 25 basis points, plus accrued interest to but excluding the redemption date. On or after November 15, 2042, the 4.30% Senior Notes may be redeemed at KCSR’s option, in whole or in part, at any time and from time to time at a redemption price equal to 100% of the principal amount, plus any accrued and unpaid interest.
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
Debt Retirement Costs. The Company recognized debt retirement costs of $113.8 million during the nine months ended September 30, 2013, related to the tender and call premiums as well as the write-off of unamortized debt issuance costs and the original issue discounts as a result of the refinancing and purchasing activities described above.

8. Equity
The following tables summarize the changes in equity (in millions):

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity
Beginning balance	$3,178.5	$304.8	$3,483.3	$2,937.4	$295.0	$3,232.4
Net income	118.4	0.6	119.0	90.1	0.6	90.7
Other comprehensive income	—	—	—	0.2	—	0.2
Dividends on common stock	(23.6)	—	(23.6)	(21.5)	—	(21.5)
Dividends on $25 par preferred stock	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Options exercised and stock subscribed, net of shares withheld for employee taxes	0.7	—	0.7	0.8	—	0.8
Tax benefit from share-based compensation	0.4	—	0.4	8.1	—	8.1
Share-based compensation	3.0	—	3.0	2.6	—	2.6
Ending balance	$3,277.3	$305.4	$3,582.7	$3,017.6	$295.6	$3,313.2

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity
Beginning balance	$3,096.6	$304.1	$3,400.7	$2,764.5	$294.2	$3,058.7
Net income	237.6	1.3	238.9	285.5	1.4	286.9
Other comprehensive income (loss)	0.3	—	0.3	(0.1)	—	(0.1)
Dividends on common stock	(71.0)	—	(71.0)	(64.4)	—	(64.4)
Dividends on $25 par preferred stock	(0.2)	—	(0.2)	(0.2)	—	(0.2)
Options exercised and stock subscribed, net of shares withheld for employee taxes	(1.0)	—	(1.0)	1.8	—	1.8
Tax benefit from share-based compensation	3.7	—	3.7	22.2	—	22.2
Share-based compensation	11.3	—	11.3	8.3	—	8.3
Ending balance	$3,277.3	$305.4	$3,582.7	$3,017.6	$295.6	$3,313.2
Cash Dividends on Common Stock
On August 6, 2013, the Company’s Board of Directors declared a cash dividend of $0.215 per share payable on October 2, 2013, to common stockholders of record as of September 9, 2013. The aggregate amount of dividends declared for the three and nine months ended September 30, 2013, was $23.6 million and $71.0 million, respectively.
The following table presents the amount of cash dividends declared per common share by the Company’s Board of Directors:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cash dividends declared per common share	$0.215	$0.195	$0.645	$0.585

9. Commitments and Contingencies
Concession Duty. Under KCSM’s 50-year railroad concession from the Mexican government (the “Concession”), KCSM paid concession duty expense of 0.5% of gross revenues for the first 15 years of the Concession period and, on June 24, 2012, KCSM began paying 1.25% of gross revenues, which is effective for the remaining years of the Concession. For the three and nine months ended September 30, 2013, the concession duty expense, which is recorded within materials and other in operating expenses, was $3.7 million and $10.5 million, respectively, compared to $3.5 million and $6.2 million for the same periods in 2012.
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
Environmental Liabilities. The Company’s U.S. operations are subject to extensive federal, state and local environmental laws and regulations. The major U.S. environmental laws to which the Company is subject include, among others, the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA,” also known as the Superfund law), the Toxic Substances Control Act, the Federal Water Pollution Control Act, and the Hazardous Materials Transportation Act. CERCLA can impose joint and several liabilities for cleanup and investigation costs, without regard to fault or legality of the original conduct, on current and predecessor owners and operators of a site, as well as those who generate, or arrange for the disposal of, hazardous substances. The Company does not believe that compliance with the requirements imposed by the environmental legislation will impair its competitive capability or result in any material additional capital expenditures, operating or maintenance costs. The Company is, however, subject to environmental remediation requirements as described in the following paragraphs.

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
Personal Injury. The Company’s personal injury liability is based on semi-annual actuarial studies performed on an undiscounted basis by an independent third party actuarial firm and reviewed by management. This liability is based on personal injury claims filed and an estimate of claims incurred but not yet reported. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Adjustments to the liability are reflected within operating expenses in the period in which changes to estimates are known. Personal injury claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The personal injury liability as of September 30, 2013, was based on an updated actuarial study of personal injury claims through May 31, 2013, and review of the last four months’ experience.
The personal injury liability activity was as follows (in millions):

	Nine Months Ended September 30,
	2013	2012
Balance at beginning of year	$34.4	$40.1
Accruals	6.6	7.5
Change in estimate	4.1	(7.0)
Payments	(7.8)	(5.6)
Balance at end of period	$37.3	$35.0
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

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness or further weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and its operating results. If the financial condition of the Company’s customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate at September 30, 2013.
Income Tax. Tax returns filed in the U.S. for periods after 2009 and in Mexico for periods after 2006 remain open to examination by the taxing authorities. KCSM’s 2007 and 2010 tax returns are currently under examination by the Servicio de Administración Tributaria (the “SAT”), the Mexican equivalent of the IRS. The Company received audit assessments for KCSM for the year ended December 31, 2005, and NAFTA Rail S.A. de C.V. (“NAFTA”) for the year ended December 31, 2009, from the SAT. The Company initiated administrative proceedings with the SAT for both audits and in June 2013, settled the NAFTA assessment for an immaterial amount. If a settlement is not reached on the KCSM assessment, the matter will be litigated. The Company believes it has strong legal arguments in its favor and more likely than not will prevail in any challenges of the KCSM assessment. The Company believes that an adequate provision has been made for any adjustment (taxes and interest) that will be due for all open years. However, an unexpected adverse resolution could have a material effect on the consolidated financial statements in a particular quarter or fiscal year.
Panama Canal Railway Company (“PCRC”) Guarantees and Indemnities. At September 30, 2013, the Company had issued and outstanding $5.3 million under a standby letter of credit to fulfill its obligation to fund fifty percent of the debt service and liquidity reserve established by PCRC in connection with the issuance of the 7.0% Senior Secured Notes due November 1, 2026 (the “PCRC Notes”). Additionally, KCS has pledged its shares of PCRC as security for the PCRC Notes.

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
The following tables provide information by geographic area (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2013	2012	2013	2012
U.S.	$334.9	$311.2	$945.0	$910.5
Mexico	286.7	266.2	808.7	759.7
Total revenues	$621.6	$577.4	$1,753.7	$1,670.2

Property and equipment (including concession assets), net			September 30, 2013	December 31, 2012
U.S.			$3,454.6	$3,126.2
Mexico			2,665.8	2,558.6
Total property and equipment (including concession assets), net			$6,120.4	$5,684.8

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
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30, 2013
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$295.9	$10.7	$325.1	$(10.1)	$621.6
Operating expenses	1.1	212.3	9.9	208.8	(10.8)	421.3
Operating income (loss)	(1.1)	83.6	0.8	116.3	0.7	200.3
Equity in net earnings (losses) of unconsolidated affiliates	114.8	(0.2)	1.8	4.3	(115.9)	4.8
Interest expense	(0.1)	(17.8)	—	(12.3)	11.9	(18.3)
Debt retirement costs	—	—	—	(2.4)	—	(2.4)
Foreign exchange loss	—	—	—	(1.4)	—	(1.4)
Other income (expense), net	11.0	1.0	—	(0.2)	(12.5)	(0.7)
Income before income taxes	124.6	66.6	2.6	104.3	(115.8)	182.3
Income tax expense	6.2	25.7	0.9	30.4	0.1	63.3
Net income	118.4	40.9	1.7	73.9	(115.9)	119.0
Less: Net income attributable to noncontrolling interest	—	—	0.6	—	—	0.6
Net income attributable to Kansas City Southern and subsidiaries	118.4	40.9	1.1	73.9	(115.9)	118.4
Other comprehensive income	—	—	—	—	—	—
Comprehensive income attributable to Kansas City Southern and subsidiaries	$118.4	$40.9	$1.1	$73.9	$(115.9)	$118.4

	Three Months Ended September 30, 2012
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$278.0	$6.8	$301.7	$(9.1)	$577.4
Operating expenses	0.9	202.2	9.0	194.3	(9.7)	396.7
Operating income (loss)	(0.9)	75.8	(2.2)	107.4	0.6	180.7
Equity in net earnings (losses) of unconsolidated affiliates	86.6	(0.1)	1.5	3.4	(87.0)	4.4
Interest expense	(0.1)	(15.1)	—	(21.9)	13.0	(24.1)
Debt retirement costs	—	—	—	—	—	—
Foreign exchange gain	—	—	—	3.7	—	3.7
Other income, net	11.6	1.9	—	—	(13.6)	(0.1)
Income (loss) before income taxes	97.2	62.5	(0.7)	92.6	(87.0)	164.6
Income tax expense (benefit)	7.1	24.3	(0.2)	42.7	—	73.9
Net income (loss)	90.1	38.2	(0.5)	49.9	(87.0)	90.7
Less: Net income attributable to noncontrolling interest	—	—	0.6	—	—	0.6
Net income (loss) attributable to Kansas City Southern and subsidiaries	90.1	38.2	(1.1)	49.9	(87.0)	90.1
Other comprehensive income (loss)	0.2	(0.3)	—	0.7	(0.4)	0.2
Comprehensive income (loss) attributable to Kansas City Southern and subsidiaries	$90.3	$37.9	$(1.1)	$50.6	$(87.4)	$90.3

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – (Continued)

	Nine Months Ended September 30, 2013
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$836.1	$30.9	$916.6	$(29.9)	$1,753.7
Operating expenses	3.7	617.8	28.5	593.0	(31.8)	1,211.2
Operating income (loss)	(3.7)	218.3	2.4	323.6	1.9	542.5
Equity in net earnings of unconsolidated affiliates	222.7	1.0	4.0	11.2	(225.1)	13.8
Interest expense	(0.1)	(49.4)	—	(47.4)	35.7	(61.2)
Debt retirement costs	—	(1.5)	—	(112.3)	—	(113.8)
Foreign exchange loss	—	(1.6)	—	(8.5)	—	(10.1)
Other income (expense), net	33.4	4.2	(0.1)	(0.4)	(37.6)	(0.5)
Income before income taxes	252.3	171.0	6.3	166.2	(225.1)	370.7
Income tax expense	14.7	63.9	2.3	50.8	0.1	131.8
Net income	237.6	107.1	4.0	115.4	(225.2)	238.9
Less: Net income attributable to noncontrolling interest	—	—	1.3	—	—	1.3
Net income attributable to Kansas City Southern and subsidiaries	237.6	107.1	2.7	115.4	(225.2)	237.6
Other comprehensive income	0.3	0.4	—	—	(0.4)	0.3
Comprehensive income attributable to Kansas City Southern and subsidiaries	$237.9	$107.5	$2.7	$115.4	$(225.6)	$237.9

	Nine Months Ended September 30, 2012
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$811.4	$18.5	$866.8	$(26.5)	$1,670.2
Operating expenses	3.2	603.1	24.8	525.2	(28.4)	1,127.9
Operating income (loss)	(3.2)	208.3	(6.3)	341.6	1.9	542.3
Equity in net earnings (losses) of unconsolidated affiliates	261.0	(0.2)	4.4	12.3	(262.4)	15.1
Interest expense	(0.1)	(50.2)	—	(66.5)	40.2	(76.6)
Debt retirement costs	—	(18.0)	—	—	—	(18.0)
Foreign exchange gain	—	—	—	4.1	—	4.1
Other income (expense), net	35.2	9.9	—	(3.8)	(42.1)	(0.8)
Income (loss) before income taxes	292.9	149.8	(1.9)	287.7	(262.4)	466.1
Income tax expense (benefit)	7.4	58.2	(0.5)	114.1	—	179.2
Net income (loss)	285.5	91.6	(1.4)	173.6	(262.4)	286.9
Less: Net income attributable to noncontrolling interest	—	—	1.4	—	—	1.4
Net income (loss) attributable to Kansas City Southern and subsidiaries	285.5	91.6	(2.8)	173.6	(262.4)	285.5
Other comprehensive income (loss)	(0.1)	(0.7)	—	1.0	(0.3)	(0.1)
Comprehensive income (loss) attributable to Kansas City Southern and subsidiaries	$285.4	$90.9	$(2.8)	$174.6	$(262.7)	$285.4

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2013
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$26.1	$259.6	$7.9	$356.7	$(32.6)	$617.7
Investments	—	9.7	—	32.9	—	42.6
Investments in consolidated subsidiaries	2,460.8	(1.7)	459.4	—	(2,918.5)	—
Restricted funds	—	—	—	10.8	—	10.8
Property and equipment (including concession assets), net	—	2,579.4	200.4	3,340.6	—	6,120.4
Other assets	1.4	134.6	—	37.2	(83.7)	89.5
Total assets	$2,488.3	$2,981.6	$667.7	$3,778.2	$(3,034.8)	$6,881.0
Liabilities and equity:
Current liabilities	$(836.7)	$1,004.0	$128.3	$191.8	$(32.6)	$454.8
Long-term debt	0.2	730.0	0.2	1,081.9	(83.7)	1,728.6
Deferred income taxes	20.0	639.2	131.8	194.4	—	985.4
Other liabilities	6.8	95.4	0.5	26.8	—	129.5
Stockholders’ equity	3,298.0	513.0	101.5	2,283.3	(2,918.5)	3,277.3
Noncontrolling interest	—	—	305.4	—	—	305.4
Total liabilities and equity	$2,488.3	$2,981.6	$667.7	$3,778.2	$(3,034.8)	$6,881.0

	December 31, 2012
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$2.4	$236.4	$5.4	$318.6	$(40.5)	$522.3
Investments	—	23.9	—	27.6	—	51.5
Investments in consolidated subsidiaries	2,242.0	(0.2)	454.8	—	(2,696.6)	—
Restricted funds	—	—	—	14.2	—	14.2
Property and equipment (including concession assets), net	—	2,275.0	204.3	3,205.5	—	5,684.8
Other assets	1.3	190.6	—	67.7	(136.5)	123.1
Total assets	$2,245.7	$2,725.7	$664.5	$3,633.6	$(2,873.6)	$6,395.9
Liabilities and equity:
Current liabilities	$(881.1)	$1,058.9	$131.4	$156.1	$(40.5)	$424.8
Long-term debt	0.2	569.6	0.3	1,090.3	(112.8)	1,547.6
Deferred income taxes	2.7	575.5	130.0	186.0	—	894.2
Other liabilities	6.7	116.4	0.4	28.8	(23.7)	128.6
Stockholders’ equity	3,117.2	405.3	98.3	2,172.4	(2,696.6)	3,096.6
Noncontrolling interest	—	—	304.1	—	—	304.1
Total liabilities and equity	$2,245.7	$2,725.7	$664.5	$3,633.6	$(2,873.6)	$6,395.9

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2013
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$67.3	$187.2	$2.3	$320.7	$(5.0)	$572.5
Investing activities:
Capital expenditures	—	(246.6)	(1.9)	(133.7)	0.4	(381.8)
Purchase of equipment under operating leases	—	(88.6)	—	(66.5)	—	(155.1)
Property investments in MSLLC	—	—	—	(25.0)	—	(25.0)
Proceeds from repayment of loans to affiliates	—	97.4	—	—	(97.4)	—
Loans to affiliates	—	(69.5)	—	—	69.5	—
Other investing activities	(0.7)	(5.3)	(1.0)	4.2	0.9	(1.9)
Net cash used	(0.7)	(312.6)	(2.9)	(221.0)	(26.6)	(563.8)
Financing activities:
Proceeds from issuance of long-term debt	—	487.9	—	980.8	—	1,468.7
Repayment of long-term debt	—	(336.5)	(0.1)	(965.2)	—	(1,301.8)
Debt costs	—	(5.6)	—	(103.7)	—	(109.3)
Dividends paid	(47.6)	—	—	(5.0)	5.0	(47.6)
Proceeds from loans from affiliates	—	—	—	69.5	(69.5)	—
Repayment of loans from affiliates	—	—	—	(97.4)	97.4	—
Other financing activities	4.6	—	0.6	0.7	(1.3)	4.6
Net cash provided (used)	(43.0)	145.8	0.5	(120.3)	31.6	14.6
Cash and cash equivalents:
Net increase (decrease)	23.6	20.4	(0.1)	(20.6)	—	23.3
At beginning of year	0.1	29.6	0.1	42.8	—	72.6
At end of period	$23.7	$50.0	$—	$22.2	$—	$95.9

Kansas City Southern
Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS – (Continued)

	Nine Months Ended September 30, 2012
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$20.2	$206.5	$1.5	$287.9	$(0.1)	$516.0
Investing activities:
Capital expenditures	—	(157.6)	(1.4)	(137.3)	—	(296.3)
Purchase of equipment under operating leases	—	(19.7)	—	(3.2)	—	(22.9)
Property investments in MSLLC	—	—	—	(31.4)	—	(31.4)
Proceeds from repayment of loans to affiliates	—	65.6	—	—	(65.6)	—
Other investing activities	(0.3)	5.7	(0.3)	16.6	0.7	22.4
Net cash used	(0.3)	(106.0)	(1.7)	(155.3)	(64.9)	(328.2)
Financing activities:
Proceeds from issuance of long-term debt	—	329.7	—	—	—	329.7
Repayment of long-term debt	—	(348.0)	(0.1)	(15.7)	—	(363.8)
Debt costs	—	(19.3)	—	—	—	(19.3)
Dividends paid	(43.1)	—	—	—	—	(43.1)
Repayment of loans from affiliates	—	—	—	(65.6)	65.6	—
Other financing activities	23.3	—	0.3	0.3	(0.6)	23.3
Net cash provided (used)	(19.8)	(37.6)	0.2	(81.0)	65.0	(73.2)
Cash and cash equivalents:
Net increase	0.1	62.9	—	51.6	—	114.6
At beginning of year	—	49.0	0.1	23.3	—	72.4
At end of period	$0.1	$111.9	$0.1	$74.9	$—	$187.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion below, as well as other portions of this Form 10-Q, contain forward-looking statements that are not based upon historical information. Readers can identify these forward-looking statements by the use of such verbs as “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. Such forward-looking statements are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-Q. However, such statements are dependent on and, therefore, can be influenced by, a number of external variables over which management has little or no control, including: competition and consolidation within the transportation industry; the business environment in industries that produce and use items shipped by rail; loss of the rail concession of Kansas City Southern’s subsidiary, Kansas City Southern de México, S.A. de C.V.; the termination of, or failure to renew, agreements with customers, other railroads and third parties; interest rates; access to capital; disruptions to the Company’s technology infrastructure, including its computer systems; natural events such as severe weather, hurricanes and floods; market and regulatory responses to climate change; credit risk of customers and counterparties and their failure to meet their financial obligations; legislative and regulatory developments and disputes; rail accidents or other incidents or accidents on KCS’s rail network or at KCS’s facilities or customer facilities involving the release of hazardous materials, including toxic inhalation hazards; fluctuation in prices or availability of key materials, in particular diesel fuel; dependency on certain key suppliers of core rail equipment; changes in securities and capital markets; loss of key personnel; labor difficulties, including strikes and work stoppages; insufficiency of insurance to cover lost revenue, profits or other damages; acts of terrorism or risk of terrorist activities; war or risk of war; domestic and international economic conditions; political and economic conditions in Mexico and the level of trade between the United States and Mexico; and the outcome of claims and litigation involving the Company or its subsidiaries. For more discussion about each risk factor, see Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which is on file with the U.S. Securities and Exchange Commission (File No. 1-4717) and Part I Item 1A — “Risk Factors” in the Form 10-K and any updates contained herein. Readers are strongly encouraged to consider these factors when evaluating forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the timing when, or by which, such performance or results will be achieved. As a result, actual outcomes or results could materially differ from those indicated in forward-looking statements. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements.
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
Overview
The Company is engaged in the freight rail transportation business, operating a coordinated rail network under one reportable business segment. The primary operating subsidiaries of the Company consist of the following: The Kansas City Southern Railway Company (“KCSR”), Kansas City Southern de México, S.A. de C.V. (“KCSM”), Meridian Speedway, LLC (“MSLLC”), and The Texas Mexican Railway Company (“TexMex”). The Company generates revenues and cash flows by providing customers with freight delivery services within its regions, and throughout North America through connections with other Class I rail carriers. Customers conduct business in a number of different industries, including chemical and petroleum products, industrial and consumer products, agriculture and mineral products, energy products, automotive products and intermodal transportation. Appropriate eliminations and reclassifications have been recorded in deriving the consolidated financial statements.
Third Quarter Analysis
The Company reported quarterly earnings of $1.07 per diluted share on consolidated net income of $118.4 million for the three months ended September 30, 2013, compared to earnings of $0.82 per diluted share on consolidated net income of $90.1 million for the same period in 2012.

The Company reported an 8% increase in revenues, a 4% increase in revenue per carload/unit and a 3% increase in carload/unit volumes during the three months ended September 30, 2013, as compared to the same period in 2012. Revenues increased for all commodity groups, driven by positive pricing impacts, fuel surcharge and volumes.
Operating expenses increased $24.6 million during the three months ended September 30, 2013, as compared to the same period in 2012, due to higher fuel prices and depreciation and amortization expense, partially offset by lower locomotive lease expense. Operating expenses as a percentage of revenues decreased to 67.8% for the three months ended September 30, 2013, as compared to 68.7% for the same period in 2012.
KCSM’s revenues and operating expenses are affected by fluctuations of the Mexican peso against the U.S. dollar. Based on the volume of revenue and expense transactions denominated in Mexican pesos, revenue and expense fluctuations generally offset, with insignificant net impacts to operating income.
On August 6, 2013, the Company’s Board of Directors declared a quarterly cash dividend on its common stock of $0.215 per share, payable on October 2, 2013, to common stockholders of record as of September 9, 2013. The aggregate amount of the dividend declared was $23.6 million.

Results of Operations
The following summarizes KCS’s consolidated income statement components (in millions):

	Three Months Ended		Change Dollars
	September 30,
	2013	2012
Revenues	$621.6	$577.4	$44.2
Operating expenses	421.3	396.7	24.6
Operating income	200.3	180.7	19.6
Equity in net earnings of unconsolidated affiliates	4.8	4.4	0.4
Interest expense	(18.3)	(24.1)	5.8
Debt retirement costs	(2.4)	—	(2.4)
Foreign exchange gain (loss)	(1.4)	3.7	(5.1)
Other expense, net	(0.7)	(0.1)	(0.6)
Income before income taxes	182.3	164.6	17.7
Income tax expense	63.3	73.9	(10.6)
Net income	119.0	90.7	28.3
Less: Net income attributable to noncontrolling interest	0.6	0.6	—
Net income attributable to Kansas City Southern and subsidiaries	$118.4	$90.1	$28.3

	Nine Months Ended		Change Dollars
	September 30,
	2013	2012
Revenues	$1,753.7	$1,670.2	$83.5
Operating expenses	1,211.2	1,127.9	83.3
Operating income	542.5	542.3	0.2
Equity in net earnings of unconsolidated affiliates	13.8	15.1	(1.3)
Interest expense	(61.2)	(76.6)	15.4
Debt retirement costs	(113.8)	(18.0)	(95.8)
Foreign exchange gain (loss)	(10.1)	4.1	(14.2)
Other expense, net	(0.5)	(0.8)	0.3
Income before income taxes	370.7	466.1	(95.4)
Income tax expense	131.8	179.2	(47.4)
Net income	238.9	286.9	(48.0)
Less: Net income attributable to noncontrolling interest	1.3	1.4	(0.1)
Net income attributable to Kansas City Southern and subsidiaries	$237.6	$285.5	$(47.9)

Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months Ended			Three Months Ended			Three Months Ended
	September 30,			September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
Chemical and petroleum	$109.5	$106.4	3%	62.2	62.8	(1%)	$1,760	$1,694	4%
Industrial and consumer products	148.0	138.0	7%	85.8	85.5	—	1,725	1,614	7%
Agriculture and minerals	97.1	90.7	7%	53.1	50.2	6%	1,829	1,807	1%
Energy	94.6	89.3	6%	84.0	82.5	2%	1,126	1,082	4%
Intermodal	95.8	82.0	17%	256.8	243.3	6%	373	337	11%
Automotive	51.4	48.2	7%	28.0	28.1	—	1,836	1,715	7%
Carload revenues, carloads and units	596.4	554.6	8%	569.9	552.4	3%	$1,046	$1,004	4%
Other revenue	25.2	22.8	11%
Total revenues (i)	$621.6	$577.4	8%

(i) Included in revenues:
Fuel surcharge	$86.8	$72.1

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Nine Months Ended			Nine Months Ended			Nine Months Ended
	September 30,			September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
Chemical and petroleum	$320.9	$306.3	5%	184.1	185.2	(1%)	$1,743	$1,654	5%
Industrial and consumer products	434.3	413.8	5%	254.7	254.2	—	1,705	1,628	5%
Agriculture and minerals	264.8	308.6	(14%)	149.4	168.1	(11%)	1,772	1,836	(3%)
Energy	256.2	228.2	12%	229.3	218.3	5%	1,117	1,045	7%
Intermodal	262.2	226.5	16%	722.7	679.4	6%	363	333	9%
Automotive	148.0	125.3	18%	81.0	75.2	8%	1,827	1,666	10%
Carload revenues, carloads and units	1,686.4	1,608.7	5%	1,621.2	1,580.4	3%	$1,040	$1,018	2%
Other revenue	67.3	61.5	9%
Total revenues (i)	$1,753.7	$1,670.2	5%

(i) Included in revenues:
Fuel surcharge	$236.9	$208.5
Freight revenues include revenue for transportation services and fuel surcharges. For the three months ended September 30, 2013, revenues and carload/unit volumes increased 8% and 3%, respectively, compared to the same period in 2012. For the nine months ended September 30, 2013, revenues and carload/unit volumes increased 5% and 3%, respectively, compared to the same period in 2012. For the nine months ended September 30, 2013, agriculture and minerals revenues decreased $43.8 million due to a 17% reduction in grain volumes as the severe drought conditions experienced in the Midwestern region of the U.S. affected grain volumes in the third quarter of 2012 through the second quarter of 2013. Revenue per carload/unit increased by 4% and 2% for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, due to positive pricing and fuel surcharge, partially offset by commodity mix. In addition, revenue per carload/unit increased for the nine months ended September 30, 2013, due to the strengthening of the Mexican peso against the U.S. dollar.
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

The following discussion provides an analysis of revenues by commodity group:

Revenues by commodity group for the three months ended
September 30, 2013
Chemical and petroleum. Revenues increased $3.1 million for the three months ended September 30, 2013, compared to the same period in 2012, due to a 4% increase in revenue per carload/unit. Revenues increased $14.6 million for the nine months ended September 30, 2013, compared to the same period in 2012, due to a 5% increase in revenue per carload/unit. Revenues increased due to higher demand for gases and chemicals used to manufacture glass and other industrial products and positive petroleum pricing. During the third quarter of 2013, petroleum volumes decreased due to weather related delays in Mexico.

Industrial and consumer products. Revenues increased $10.0 million for the three months ended September 30, 2013, compared to the same period in 2012, as revenue per carload/unit increased 7%. Revenues increased $20.5 million for the nine months ended September 30, 2013, compared to the same period in 2012, due to a 5% increase in revenue per carload/unit. Metals and scrap revenues increased due to a high demand for slab and steel coil driven by strength in the automotive and oil and gas industries, offset by lower building material volumes due to increasing lumber prices and a decrease in other volumes as a result of lost business in the third quarter of 2013. For the nine months ended September 30, 2013, forest products revenues increased due to pulp and paper as a result of longer average length of haul attributable to cross border manufacturing demand in Mexico for the first half of 2013.

Agriculture and minerals. Revenues increased $6.4 million for the three months ended September 30, 2013, compared to the same period in 2012, due to a 6% increase in carload/unit volumes and a 1% increase in revenue per carload/unit. For the nine months ended September 30, 2013, revenues decreased $43.8 million due to an 11% reduction in carload/unit volumes and a 3% decrease in revenue per carload/unit. Grain volumes and average length of haul decreased in the third quarter of 2012 through the second quarter of 2013 as a result of the severe drought conditions experienced in the Midwestern region of the U.S. during 2012.

Revenues by commodity group for the three months ended
September 30, 2013
Energy. Revenues increased $5.3 million for the three months ended September 30, 2013, compared to the same period in 2012, due to a 4% increase in revenue per carload/unit and a 2% increase in carload/unit volumes. Revenues increased $28.0 million for the nine months ended September 30, 2013, compared to the same period in 2012, due to a 7% increase in revenue per carload/unit and a 5% increase in carload/unit volumes. Crude oil volumes increased as a result of new business. Pet coke volumes increased due to new business and increased highway project demand for cement. Frac sand volumes also increased due to strong demand driven by higher crude oil prices. For the nine months ended September 30, 2013, these increases were partially offset by the decline in utility coal volumes due to extended coal utility unit outages.

Frac Sand
17%
Crude Oil
6%
Coal &
Petroleum
Coke
12%
Utility
Coal
65%

Intermodal. Revenues increased $13.8 million for the three months ended September 30, 2013, compared to the same period in 2012, due to an 11% increase in revenue per carload/unit and a 6% increase in carload/unit volumes. Revenues increased $35.7 million for the nine months ended September 30, 2013, compared to the same period in 2012, due to a 9% increase in revenue per carload/unit and a 6% increase in carload/unit volumes. Revenue per carload/unit increased as a result of cross border length of haul and volume growth was driven by conversion of cross border general commodity truck traffic to rail.
Automotive. Revenues increased $3.2 million for the three months ended September 30, 2013, compared to the same period in 2012, due to a 7% increase in revenue per carload/unit. Volumes were flat for the three months ended September 30, 2013, compared to the same period in 2012, as increases in volumes from new business were offset by lower production due to demand and a customer’s plant shutdown. Revenues increased $22.7 million for the nine months ended September 30, 2013, compared to the same period in 2012, due to a 10% increase in revenue per carload/unit and an 8% increase in carload/unit volumes. Growth was driven by new business, increased import/export volume through the Port of Lazaro Cardenas and strong year-over-year growth in North American automobile sales for Original Equipment Manufacturers.

Operating Expenses
Operating expenses, as shown below (in millions), increased $24.6 million and $83.3 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, due to higher fuel prices and depreciation and amortization expense, partially offset by lower locomotive lease expense. In addition, operating expenses for the nine months ended September 30, 2013, compared to the same period in 2012, increased due to the elimination of deferred Mexican statutory profit sharing liability as a result of the organizational restructuring in 2012 and the strengthening of the Mexican peso against the U.S. dollar. Increases in operating expenses for the nine months ended September 30, 2013, were partially offset by lower locomotive lease expense, track maintenance expense and freight car repairs.

	Three Months Ended
	September 30,		Change
	2013	2012	Dollars	Percent
Compensation and benefits	$111.4	$108.4	$3.0	3%
Purchased services	57.2	54.6	2.6	5%
Fuel	102.7	89.5	13.2	15%
Equipment costs	39.5	42.9	(3.4)	(8%)
Depreciation and amortization	57.2	49.8	7.4	15%
Materials and other	53.3	51.5	1.8	3%
Total operating expenses	$421.3	$396.7	$24.6	6%

	Nine Months Ended
	September 30,		Change
	2013	2012	Dollars	Percent
Compensation and benefits	$328.4	$323.5	$4.9	2%
Purchased services	160.4	169.3	(8.9)	(5%)
Fuel	286.6	264.7	21.9	8%
Equipment costs	120.0	124.3	(4.3)	(3%)
Depreciation and amortization	165.0	146.9	18.1	12%
Materials and other	150.8	142.2	8.6	6%
Elimination of deferred statutory profit sharing liability, net	—	(43.0)	43.0	(100%)
Total operating expenses	$1,211.2	$1,127.9	$83.3	7%
Compensation and benefits. Compensation and benefits increased $3.0 million and $4.9 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, due to annual salary increases. In addition, for the nine months ended September 30, 2013, compared to the same period in 2012, compensation and benefits increased due to the strengthening of the Mexican peso against the U.S. dollar, partially offset by a $7.3 million reduction in Mexican deferred statutory profit sharing expense as a result of the organizational restructuring in 2012.
Purchased services. Purchased services expense increased $2.6 million for the three months ended September 30, 2013, compared to the same period in 2012, due to higher corporate expenses, joint facilities expense, security services and locomotive wireless monitoring service expense. Purchased services expense decreased $8.9 million for the nine months ended September 30, 2013, compared to the same period in 2012, due to the termination of a maintenance contract as a result of in-sourcing of certain track maintenance activities and lower freight car repairs, partially offset by an increase in security services.
Fuel. Fuel expense increased $13.2 million and $21.9 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, due to higher diesel fuel prices as the average price per gallon, including the effects of the strengthening of the Mexican peso against the U.S. dollar, was $3.06 and $3.04 for the three and nine months ended September 30, 2013, respectively, compared to $2.80 and $2.81 for the same periods in 2012. In addition, for the three months ended September 30, 2013, compared to the same period in 2012, fuel expense increased due to higher consumption.
Equipment costs. Equipment costs decreased $3.4 million and $4.3 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, due to lower locomotive lease expense as a result of the purchase of 103 locomotives late in the second quarter of 2013, which were previously leased by the Company under operating lease agreements. Equipment costs are expected to decrease in the fourth quarter of 2013, as compared to the same period in 2012, by approximately $4.0 million as a result of these locomotive lease buyouts.
Depreciation and amortization. Depreciation and amortization expense increased $7.4 million and $18.1 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, due to a larger asset base, including the purchase of 103 locomotives late in the second quarter of 2013, which were previously leased by the Company under operating lease agreements. Depreciation and amortization expense is expected to increase in the fourth quarter of 2013, as compared to the same period in 2012, by approximately $2.1 million as a result of the locomotive purchase.
Materials and other. Materials and other expense increased $1.8 million for the three months ended September 30, 2013, compared to the same period in 2012, due to a $3.5 million reduction in personal injury expense recognized during the third quarter of 2012, as a result of changes in estimates, partially offset by lower derailment expense. Materials and other expense increased $8.6 million for the nine months ended September 30, 2013, compared to the same period in 2012, due to a $4.1 million increase in personal injury expense recognized during the nine months ended September 30, 2013, compared to a $7.0 million reduction in personal injury expense recognized during the nine months ended September 30, 2012, as a result of changes in estimates. In addition, materials and other expense increased due to increases in concession duty expense and bulk-handling facility expense. KCSM paid concession duty of 0.5% of gross revenues for the first 15 years of the Concession period, and on June 24, 2012, KCSM began paying 1.25% of gross revenues, which is effective for the remaining years of the Concession. These increases were partially offset by lower derailment expense, a recovery from a legal dispute in the first quarter of 2013 and the settlement of a legal dispute recognized in the first quarter of 2012.
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

Non-Operating Income and Expenses
Equity in net earnings of unconsolidated affiliates. Equity in net earnings from unconsolidated affiliates increased $0.4 million for the three months ended September 30, 2013, compared to the same period in 2012, due to increased net earnings from Panama Canal Railway Company (“PCRC”) operations resulting from an increase in container volumes. For the nine months ended September 30, 2013, equity in net earnings from unconsolidated affiliates decreased $1.3 million, compared to the same period in 2012. This decrease was due to lower net earnings from PCRC operations as a result of lower container volumes as the movement of containers was either trucked or rerouted to other destinations due to delays caused by a system implementation at the Port of Balboa in the first half of 2013.
Interest expense. Interest expense decreased $5.8 million and $15.4 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, due to lower average interest rates as a result of the Company’s refinancing activities, partially offset by an increase in average debt balances. During the three and nine months ended September 30, 2013, the average debt balances were $1,806.8 million and $1,731.1 million, respectively, compared to $1,617.0 million and $1,625.2 million for the same periods in 2012. Average interest rates during the three and nine months ended September 30, 2013, were 4.0% and 4.6%, respectively, compared to 5.8% and 6.1% for the same periods in 2012. Interest expense is expected to decrease in the fourth quarter of 2013, as compared to the same period in 2012, by approximately $5.5 million as a result of the refinancing activities in the second quarter of 2013.
Debt retirement costs. Debt retirement costs increased $2.4 million and $95.8 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. During the second and third quarter of 2013, the Company recognized debt retirement costs of $111.4 million and $2.4 million, respectively, related to the tender and call premiums as well as the write-off of unamortized debt issuance costs and the original issue discounts associated with the various KCSM senior notes refinanced and purchased, and the repayment of the KCSR term loan facility. During the first and second quarters of 2012, the Company recognized debt retirement costs of $12.9 million and $5.1 million, respectively, related to the tender and call premiums and the write-off of unamortized debt issuance costs associated with the redemption of the 8.0% Senior Notes due June 1, 2015, issued by KCSR.
Foreign exchange gain (loss). Foreign exchange gains (losses) are generated by the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos. For the three and nine months ended September 30, 2013, foreign exchange loss was $0.1 million and $3.8 million, respectively, compared to a foreign exchange gain of $3.7 million and $4.1 million for the same periods in 2012.
During the first half of 2013, the Company entered into foreign currency forward contracts with an aggregate notional amount of $325.0 million, maturing on December 31, 2013, to hedge its exposure to fluctuations in Mexican income tax expense and the amount of income taxes paid in Mexico. For the three and nine months ended September 30, 2013, foreign exchange loss on foreign currency forward contracts was $1.3 million and $6.3 million, respectively, due to the weakening of the forward exchange rate of the Mexican peso against the U.S. dollar.
Other expense, net. Other expense, net, increased $0.6 million for the three months ended September 30, 2013, compared to the same period in 2012, due to higher miscellaneous expenses. For the nine months ended September 30, 2013, other expense, net decreased $0.3 million, compared to the same period in 2012, due to lower miscellaneous expenses and an increase in gain on sale of land.

Income tax expense. Income tax expense decreased $10.6 million and $47.4 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, due to lower pre-tax income in the nine months ended September 30, 2013, and a lower effective tax rate in the three and nine months ended September 30, 2013. The components of the effective tax rates for the three and nine months ended September 30, 2013, compared to the same periods in 2012 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Income tax expense using the statutory rate in effect	35.0%	35.0%	35.0%	35.0%
Tax effect of:
Difference between U.S. and foreign tax rate	(3.1%)	(3.2%)	(3.1%)	(3.1%)
State and local income tax provision, net	1.8%	1.3%	1.8%	1.4%
Foreign exchange (i)	0.2%	10.7%	0.5%	5.7%
Deferred tax asset valuation allowance reduction for state net operating losses	—	(0.3%)	—	(2.5%)
Reversal of previously recognized benefit due to court ruling	—	—	1.2%	—
Inflation and other, net	0.8%	1.4%	0.2%	1.9%
Effective tax rate	34.7%	44.9%	35.6%	38.4%

(i)
Income taxes paid in Mexico are paid in Mexican pesos, and as a result, the effective income tax rate reflects fluctuations in the value of the Mexican peso against the U.S. dollar measured by the forward exchange rate. Most significantly, any gain or loss from the revaluation of net U.S. dollar-denominated monetary liabilities (primarily debt) into Mexican pesos is included in Mexican taxable income under Mexican tax law. As a result, a strengthening of the Mexican peso against the U.S. dollar for the reporting period will generally increase the Mexican cash tax obligation and the effective income tax rate, and a weakening of the Mexican peso against the U.S. dollar for the reporting period will generally decrease the Mexican cash tax obligation and the effective tax rate. To hedge its exposure to this risk, during the first half of 2013, the Company entered into foreign currency forward contracts with an aggregate notional amount of $325.0 million. The foreign currency forward contracts are measured at fair value each period and any change in fair value is recognized in foreign exchange gain (loss) within the consolidated statements of income as described above.

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
Though KCS’s cash flows from operations are sufficient to fund operations, capital expenditures, debt service and dividends, the Company may, from time to time, incur debt to refinance existing indebtedness, purchase equipment under operating leases, or to fund equipment additions or new investments. On September 30, 2013, total available liquidity (the unrestricted cash balance plus revolving credit facility availability) was $495.9 million. As of September 30, 2013, the total cash and cash equivalents held outside of the U.S. in foreign subsidiaries was $19.4 million. This cash is available to fund company operations without incurring additional income taxes.
During 2013, the Company’s Board of Directors declared quarterly cash dividends on its common stock of $0.215 per share (total of $71.0 million). Subject to the discretion of the Board of Directors, capital availability and a determination that cash dividends continue to be in the best interest of its stockholders, the Company intends to pay a quarterly dividend on an ongoing basis.
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
Subsequent to the expiration of the cash tender offer, KCSM redeemed the remaining $4.0 million outstanding principal amount of the 6 5/8% Senior Notes and purchased an additional $20.9 million principal amount of the 6 1/8% Senior Notes.
KCSM 2.35% Senior Notes. On May 3, 2013, KCSM issued $275.0 million principal amount of 2.35% Senior Notes, which bear interest semiannually at a fixed annual rate of 2.35%. The 2.35% Senior Notes were issued at a discount to par value, resulting in a $0.3 million discount and a yield to maturity of 2.368%. KCSM used the net proceeds from the issuance of the 2.35% Senior Notes and the 3.0% Senior Notes to purchase the KCSM Senior Notes Tendered, pay all fees and expenses incurred in connection with the 2.35% Senior Notes and 3.0% Senior Notes offerings and the tender offers, to finance the purchase of certain leased equipment and for other general corporate purposes. The 2.35% Senior Notes are redeemable at KCSM’s option, in whole or in part, prior to April 15, 2020, by paying the greater of either (i) 100% of the principal amount of the 2.35% Senior Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the then-current U.S. Treasury rate plus 20 basis points, plus accrued interest and any additional amounts to but excluding the redemption date. On or after April 15, 2020, the 2.35% Senior Notes may be redeemed at KCSM’s option, in whole or in part, at any time at a redemption price equal to 100% of the principal amount, plus any accrued and unpaid interest. In addition, the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued unpaid interest in the event of certain changes in the Mexican withholding tax rate.
KCSM 3.0% Senior Notes. On May 3, 2013, KCSM issued $450.0 million principal amount of the 3.0% Senior Notes, which bear interest semiannually at a fixed annual rate of 3.0%. The 3.0% Senior Notes were issued at a discount to par value, resulting in a $1.9 million discount and a yield to maturity of 3.048%. KCSM used the net proceeds from the issuance of the 3.0% Senior Notes and the 2.35% Senior Notes to purchase the KCSM Senior Notes Tendered, pay all fees and expenses incurred in connection with the 2.35% Senior Notes and 3.0% Senior Notes offerings and the tender offers, to finance the purchase of certain leased equipment and for other general corporate purposes. The 3.0% Senior Notes are redeemable at KCSM’s option, in whole or in part, prior to February 15, 2023, by paying the greater of either (i) 100% of the principal amount of the 3.0% Senior Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the then-current U.S. Treasury rate plus 20 basis points, plus accrued interest and any additional amounts to but excluding the redemption date. On or after February 15, 2023, the 3.0% Senior Notes may be redeemed at KCSM’s option, in whole or in part, at any time at a redemption price equal to 100% of the principal amount, plus any accrued and unpaid interest. In addition, the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued unpaid interest in the event of certain changes in the Mexican withholding tax rate.
The 2.35% Senior Notes and 3.0% Senior Notes are denominated in U.S. dollars; are unsecured, unsubordinated obligations; rank pari passu in right of payment with KCSM’s existing and future unsecured, unsubordinated obligations; and are senior in right of payment to KCSM’s future subordinated indebtedness. In addition, the senior notes include certain covenants which are customary for these types of debt instruments issued by borrowers with similar credit ratings.
KCSM Revolving Credit Facility. As of September 30, 2013 and December 31, 2012, there was no amount outstanding under the KCSM revolving credit facility.
KCSR 4.30% Senior Notes. On April 29, 2013, KCSR issued $450.0 million principal amount of senior unsecured notes due May 15, 2043, which bear interest semiannually at a fixed annual rate of 4.30% (the “4.30% Senior Notes”). The 4.30% Senior Notes were issued at a discount to par value, resulting in a $4.1 million discount and a yield to maturity of 4.355%. The net proceeds from the offering were used to fund the prepayment of the Term Loan Facility under the KCSR credit agreement, to finance the purchase of certain leased equipment and for other general corporate purposes. The 4.30% Senior Notes are redeemable at KCSR’s option, in whole or in part, prior to November 15, 2042, by paying the greater of either (i) 100% of the principal amount of the 4.30% Senior Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the then-current U.S. Treasury rate plus 25 basis points, plus accrued interest to but excluding the redemption date. On or after November 15, 2042, the 4.30% Senior Notes may be redeemed at KCSR’s option, in whole or in part, at any time and from time to time at a redemption price equal to 100% of the principal amount, plus any accrued and unpaid interest.
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
Debt Retirement Costs. The Company recognized debt retirement costs of $113.8 million during the nine months ended September 30, 2013, related to the tender and call premiums as well as the write-off of unamortized debt issuance costs and the original issue discounts as a result of the refinancing and purchasing activities described above.
The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to debt and equity capital markets, and other available financing resources will be sufficient to fund anticipated operating expenses, capital expenditures, debt service costs and other commitments in the foreseeable future. The Company’s current financing instruments contain restrictive covenants which limit or preclude certain actions; however, the covenants are structured such that the Company has sufficient flexibility to conduct its operations. The Company was in compliance with all of its debt covenants as of September 30, 2013.
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

Cash Flow Information
Summary cash flow data follows (in millions):

	Nine Months Ended
	September 30,
	2013	2012
Cash flows provided by (used for):
Operating activities	$572.5	$516.0
Investing activities	(563.8)	(328.2)
Financing activities	14.6	(73.2)
Net increase in cash and cash equivalents	23.3	114.6
Cash and cash equivalents beginning of year	72.6	72.4
Cash and cash equivalents end of period	$95.9	$187.0
Cash flows from operating activities increased $56.5 million for the nine month period ended September 30, 2013, compared to the same period in 2012, due to increased revenues driven by positive pricing impacts, fuel surcharge and volumes. Net cash used for investing activities increased $235.6 million due to an increase in capital expenditures and the purchase of equipment under operating leases. Additional information regarding capital expenditures is provided below. Net cash provided by financing activities increased $87.8 million due to the proceeds from the issuance of long-term debt, partially offset by refinancing and associated debt cost payments.

Capital Expenditures
KCS’s cash flows from operations are sufficient to fund capital expenditures; however, the Company may, from time to time, use external sources of cash (principally bank debt, public debt and private debt) to fund capital expenditures and the purchase of equipment under operating leases.
The following table summarizes capital expenditures by type (in millions):

	Nine Months Ended
	September 30,
	2013	2012
Roadway capital program	$230.9	$210.8
Equipment	82.9	14.8
Capacity	29.8	25.3
Information technology	8.4	4.7
Other	20.0	18.4
Total capital expenditures (accrual basis)	372.0	274.0
Change in capital accruals	9.8	22.3
Total cash capital expenditures	$381.8	$296.3

Purchase of equipment under operating leases	$155.1	$22.9
For 2013, internally generated cash flows, excess proceeds from debt refinancing activities and other borrowings are expected to fund cash capital expenditures, which are currently estimated to be between $600.0 million and $610.0 million.
The Company is continuously reviewing its equipment under operating leases. Any additional purchases of equipment under operating leases through the end of 2013 are expected to be funded with external borrowings.

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
(b) Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101
The following unaudited financial information from Kansas City Southern’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (v) the Notes to Consolidated Financial Statements.

Exhibit No.	Description of Exhibits Incorporated by Reference
3.1
Amended and Restated Bylaws of Kansas City Southern, as amended and restated on September 13, 2013, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on September 20, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 3.1.

4.1
Form of Rule 144A Restricted Global Note representing the 2.35% Senior Notes due 2020, filed as Exhibit 4.4.1 to the Registration Statement on Form S-4 for Kansas City Southern de México, S.A. de C.V., filed on August 26, 2013 (File No. 333-190820), is incorporated herein by reference as Exhibit 4.1.

4.2
Form of Regulation S Restricted Global Note representing the 2.35% Senior Notes due 2020, filed as Exhibit 4.4.2 to the Registration Statement on Form S-4 for Kansas City Southern de México, S.A. de C.V., filed on August 26, 2013 (File No. 333-190820), is incorporated herein by reference as Exhibit 4.2.

4.3
Special Global Note representing the 2.35% Senior Notes due 2020, filed as Exhibit 4.4.3 to the Registration Statement on Form S-4 for Kansas City Southern de México, S.A. de C.V., filed on August 26, 2013 (File No. 333-190820), is incorporated herein by reference as Exhibit 4.3.

4.4
Form of Rule 144A Restricted Global Note representing the 3.0% Senior Notes due 2023, filed as Exhibit 4.5.1 to the Registration Statement on Form S-4 for Kansas City Southern de México, S.A. de C.V., filed on August 26, 2013 (File No. 333-190820), is incorporated herein by reference as Exhibit 4.4.

4.5
Form of Regulation S Restricted Global Note representing the 3.0% Senior Notes due 2023, filed as Exhibit 4.5.2 to the Registration Statement on Form S-4 for Kansas City Southern de México, S.A. de C.V., on August 26, 2013 (File No. 333-190820), is incorporated herein by reference as Exhibit 4.5.

4.6
Special Global Note representing the 3.0% Senior Notes due 2023, filed as Exhibit 4.5.3 to the Registration Statement on Form S-4 for Kansas City Southern de México, S.A. de C.V., filed on August 26, 2013 (File No. 333-190820), is incorporated herein by reference as Exhibit 4.6.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on October 18, 2013.

Kansas City Southern

/s/ MICHAEL W. UPCHURCH
Michael W. Upchurch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ MARY K. STADLER
Mary K. Stadler
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)