Form 10-K
period 2013-12-31
KANSAS CITY SOUTHERN
filed 2014-01-31
CIK 54480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant was $11.50 billion at June 30, 2013. There were 110,247,066 shares of $.01 par common stock outstanding at January 24, 2014.
DOCUMENTS INCORPORATED BY REFERENCE
Kansas City Southern’s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders which will be filed no later than 120 days after December 31, 2013, is incorporated by reference in Parts III.

KANSAS CITY SOUTHERN
2013 FORM 10-K ANNUAL REPORT

Item 1.	Business
COMPANY OVERVIEW
Kansas City Southern, a Delaware corporation, is a holding company with domestic and international rail operations in North America that are strategically focused on the growing north/south freight corridor connecting key commercial and industrial markets in the central United States with major industrial cities in Mexico. As used herein, “KCS” or the “Company” may refer to Kansas City Southern or, as the context requires, to one or more subsidiaries of Kansas City Southern. KCS and its subsidiaries had approximately 6,260 employees on December 31, 2013.
The Kansas City Southern Railway Company (“KCSR”), which was founded in 1887, is a U.S. Class I railroad. KCSR serves a ten-state region in the midwest and southeast regions of the United States and has the shortest north/south rail route between Kansas City, Missouri and several key ports along the Gulf of Mexico in Alabama, Louisiana, Mississippi and Texas.
KCS controls and owns all of the stock of Kansas City Southern de México, S.A. de C.V. (“KCSM”). Through its 50-year concession from the Mexican government (the “Concession”), which could expire in 2047 unless extended, KCSM operates a key commercial corridor of the Mexican railroad system and has as its core route the most strategic portion of the shortest, most direct rail passageway between Mexico City and Laredo, Texas. KCSM serves most of Mexico’s principal industrial cities and three of its major seaports. Laredo is a principal international gateway through which more than half of all rail and truck traffic between the United States and Mexico crosses the border. KCSM’s rail lines provide exclusive rail access to the United States and Mexico border crossing at Nuevo Laredo, Tamaulipas, the largest rail freight interchange point between the United States and Mexico. Under the Concession, KCSM has the right to control and operate the southern half of the rail bridge at Laredo, Texas, which spans the Rio Grande River between the United States and Mexico. The Company also controls the northern half of this bridge through its ownership of Mexrail, Inc. (“Mexrail”).
KCSM provides exclusive rail access to the Port of Lazaro Cardenas on the Pacific Ocean. The Mexican government is developing the port at Lazaro Cardenas principally to serve Mexican markets and as an alternative to the U.S. west coast ports for Asian and South American traffic bound for North America.
The Company wholly owns Mexrail which, in turn, wholly owns The Texas Mexican Railway Company (“Tex-Mex”). Tex-Mex owns a 157-mile rail line extending from Laredo, Texas to the port city of Corpus Christi, Texas, which connects the operations of KCSR with KCSM. Through its ownership of Mexrail, the Company owns the northern half of the rail bridge at Laredo, Texas.
The KCS coordinated rail network (KCSR, KCSM and Tex-Mex) comprises approximately 6,400 route miles extending from the midwest and southeast portions of the United States south into Mexico and connects with all other Class I railroads, providing shippers with an effective alternative to other railroad routes and giving direct access to Mexico and the southeast and southwest United States through alternate interchange hubs.
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

•	KCSM Servicios, S.A. de C.V. (“KCSM Servicios”), a wholly-owned and consolidated provider of employee services to KCSM.

•	Southern Capital Corporation, LLC (“Southern Capital”), a fifty percent-owned unconsolidated affiliate that leases locomotives and other equipment to KCSR;

•
Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”), a twenty-five percent-owned unconsolidated affiliate that provides railroad services as well as ancillary services in the greater Mexico City area; and

•
PTC-220, LLC (“PTC-220”), a fourteen percent-owned unconsolidated affiliate that holds the licenses to large blocks of radio spectrum and other assets for the deployment of positive train control (“PTC”). See Government Regulation for further information regarding PTC.

MARKETS SERVED

2013 Revenues Business Mix
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

Agriculture &
Minerals
16%
Other
3%
Automotive
9%
Intermodal
15%
Energy
14%
Chemical &
Petroleum
18%
Industrial &
Consumer
Products
25%

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
Agriculture and minerals. The agriculture and minerals sector consists primarily of grain and food products. Shipper demand for agriculture products is affected by competition among sources of grain and grain products, as well as price fluctuations in international markets for key commodities. In the United States, KCS’s rail lines receive and originate shipments of grain and grain products for delivery to feed mills, food and industrial consumers in the U.S. and Mexico. United States export grain shipments and Mexico import grain shipments include primarily corn, wheat, and soybeans. Over the long term, export grain shipments to Mexico are expected to increase as a result of Mexico’s reliance on grain imports and KCS’s coordinated rail network is well positioned to meet these increases in demand. Food products consist mainly of soybean meal, grain meal, oils, canned goods, distillers dried grains, corn syrup and sugar. Other shipments consist of a variety of products including ores, minerals, clay and glass used across North America.
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
Intermodal. The intermodal freight business consists primarily of hauling freight containers or truck trailers on behalf of steamship lines, motor carriers, and intermodal marketing companies with rail carriers serving as long-distance haulers. KCS serves and supports the U.S. and Mexican markets, as well as cross border traffic between the U.S. and Mexico. In light of the importance of trade between Asia and North America, the Company believes the Port of Lazaro Cardenas continues to be a strategically beneficial location for ocean carriers, manufacturers and retailers. Equally important, the increase in foreign direct investment in Mexico has caused the KCS Mexico/U.S. cross border corridor to emerge as an increasingly important tool for NAFTA freight flow. The Company also provides premium service to customers over its line from Dallas through the Meridian Speedway — a critical link in creating the most direct route between the southwest and southeast/northeast U.S.
Automotive. KCS provides rail transportation to every facet of the automotive industry supply chain, including automotive manufacturers, assembly plants and distribution centers throughout North America. Several U.S., European and Asian automakers have built or intend to build assembly plants in central Mexico to take advantage of access to lower costs, which has driven a shift in production and distribution patterns from the U.S. to Mexico. In addition, KCS transports finished vehicles imported and exported to and from Asia through a distribution facility at the Port of Lazaro Cardenas. As the automotive industry shifts production and distribution patterns, KCS is poised to serve the automotive industry’s evolving transportation requirements.
GOVERNMENT REGULATION
The Company’s United States operations are subject to federal, state and local laws and regulations generally applicable to all businesses. Rail operations are also subject to the regulatory jurisdiction of the Surface Transportation Board (“STB”) of the U.S. Department of Transportation (“DOT”), the Federal Railroad Administration (“FRA”) of the DOT, the Occupational Safety and Health Administration (“OSHA”), as well as other federal and state regulatory agencies. The STB has jurisdiction over disputes and complaints involving certain rates, routes and services, the sale or abandonment of rail lines, applications for line extensions and construction, and consolidation or merger with, or acquisition of control of, rail common carriers. DOT and OSHA each has jurisdiction under several federal statutes over a number of safety and health aspects of rail operations, including the transportation of hazardous materials. In 2008, the President of the United States signed the Rail Safety Improvement Act of 2008 into law, which, among other things, revised hours of service for train and certain other employees and mandates implementation of PTC at certain locations by the end of 2015. PTC is a technology designed to help prevent train-to-train collisions, overspeed derailments, incursions into rail work zones, and entry into main line track if a switch is misaligned at certain locations, including main line track where toxic inhalation hazard or poison inhalation hazard movements occur or where passenger operations occur. In addition, the Rail Safety Improvement Act of 2008 addresses safety at rail crossings, increases the number of safety related employees of the FRA, and increases fines that may be levied against railroads for safety violations. State agencies regulate some aspects of rail operations with respect to health and safety in areas not otherwise regulated by federal law.
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
COMPETITION
The Company competes against other railroads, many of which are much larger and have significantly greater financial and other resources. The railroad industry in North America is dominated by a few very large carriers. The larger U.S. western railroads (BNSF Railway Company and Union Pacific Railroad Company), in particular, are significant competitors of KCS because of their substantial resources and competitive routes.
In Mexico, KCSM’s operations are subject to competition from other railroads, particularly Ferrocarril Mexicano, S.A. de C.V. (“Ferromex”) and Ferrosur, S.A. de C.V. (“Ferrosur”), both controlled by Grupo Mexico S.A.B. de C.V. Ferromex and Ferrosur together are much larger and have significantly greater financial and other resources than KCSM, serving most of the major ports and cities in Mexico and together own fifty percent of FTVM, which serves industries located within Mexico City.
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
The Company’s security activities range from periodically mailing each employee a security awareness brochure (which is also posted under the “Employees” tab on the Company’s internet website, www.kcsouthern.com) to its ongoing implementation of security plans for rail facilities in areas labeled by the DHS as High Threat Urban Areas (“HTUAs”). The Company’s other activities to bolster security against terrorism include, but are not limited to, the following:

•	Conferring regularly with other railroads’ security personnel and with industry experts on security issues;

•	Routing shipments of certain chemicals, which might be toxic if inhaled, pursuant to federal regulations;

•	Initiating a series of over 20 voluntary action items agreed to between AAR and DHS as enhancing security in the rail industry;

•	Conducting constant and targeted security training as part of the scheduled training for operating employees and managers;

•	Developing a multi-layered security model using high-speed digital imaging, system velocity, covert and overt security filters to mitigate the risk of illicit activity;

•	Measuring key security metrics to ensure positive risk mitigation and product integrity trends;

•	Performing constant due diligence by benchmarking security on a world-wide basis to monitor threat streams related to rail incidents;

•	Implementation of a Tactical Intelligence Center by KCSM, training core members in new technology helping to prevent, detect, deter, deny and respond to potentially illicit activities; and

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
David L. Starling — President and Chief Executive Officer — 64 — Served in this capacity since August 1, 2010. Mr. Starling has been a director of KCS since May 6, 2010. He served as President and Chief Operating Officer of KCS from July 1, 2008 through August 1, 2010. Mr. Starling has also served as a Director, President and Chief Executive Officer of KCSR since July 1, 2008. He has also served as Chairman of the Board of Directors of KCSM since October 2013. He served as Vice Chairman of the Board of Directors of KCSM from September 2009 to October 2013. Mr. Starling has served as Co-Chairman of the Board of Directors of PCRC and Panarail since October 2013. He served as Vice Chairman of the Board of Directors of PCRC and Panarail from July 2008 to September 2013. Prior to joining KCS, Mr. Starling served as President and Director General of PCRC from 1999 through June 2008.
David R. Ebbrecht — Executive Vice President and Chief Operating Officer — 47 — Served in this capacity since August 2012. He served as Executive Vice President of Operations from March 2011 until August 2012. Mr. Ebbrecht served as Senior Vice President of Operations of KCSR from August 2009 until March 2011. He served as Vice President of Transportation of KCSR from March 2008 until August 2009. From January 2007 until March 2008, Mr. Ebbrecht served as Assistant Vice President in various departments for KCSR including logistics, business development and operations. He joined KCSR in January 2001. Prior to joining KCSR, Mr. Ebbrecht served in various leadership positions at CSX Corporation, Inc.
Warren K. Erdman — Executive Vice President — Administration and Corporate Affairs — 55 — Served in this capacity since April 2010. Mr. Erdman served as Executive Vice President — Corporate Affairs from October 2007 until April 2010. He served as Senior Vice President — Corporate Affairs of KCS and KCSR from January 2006 to September 2007. Mr. Erdman served as Vice President — Corporate Affairs of KCS from April 15, 1997 to December 31, 2005 and as Vice President — Corporate Affairs of KCSR from May 1997 to December 31, 2005. Prior to joining KCS, Mr. Erdman served as Chief of Staff to United States Senator Kit Bond of Missouri from 1987 to 1997.
Patrick J. Ottensmeyer — Executive Vice President Sales and Marketing — 56 — Served in this capacity since October 16, 2008. Mr. Ottensmeyer joined KCS in May 2006 as Executive Vice President and Chief Financial Officer. Prior to joining KCS, Mr. Ottensmeyer served as Chief Financial Officer of Intranasal Therapeutics, Inc. from 2001 to May 2006. From 2000 to 2001, he served as Corporate Vice President Finance and Treasurer for Dade-Behring Holdings, Inc. From 1993 to 1999, Mr. Ottensmeyer served as Vice President Finance and Treasurer at Burlington Northern Santa Fe Corporation and BNSF Railway and their predecessor companies.
Michael W. Upchurch — Executive Vice President and Chief Financial Officer — 53 — Served in this capacity since October 16, 2008. Mr. Upchurch joined KCS in March 2008 as Senior Vice President Purchasing and Financial Management. From 1990 through September 2006, Mr. Upchurch served in various senior financial leadership positions at Sprint Nextel

Corporation and its predecessor, Sprint Corporation, including Senior Vice President Financial Operations, Senior Vice President Finance Sprint Business Solutions and Senior Vice President Finance Long Distance Division.
José Guillermo Zozaya Delano — President and Executive Representative — KCSM — 61 — Served in this position since April 20, 2006. Mr. Zozaya has 35 years of experience in law and government relations, most recently as the legal and government relations director for ExxonMobil México, S.A. de C.V., where he spent nine years prior to joining KCSM.
John E. Derry — Senior Vice President Human Resources — 46 — Served in this capacity since July 2008. He served as Vice President of Human Resources from February 2008 until July 2008. Mr. Derry joined KCS from YRC Worldwide, Inc. where he served in various Human Resource functions from January 2004 to February 2008. From September 2006 to February 2008, Mr. Derry served as Vice President of Human Resources for Yellow Transportation. Prior to joining YRC Worldwide, Inc. Mr. Derry spent 17 years with General Mills Inc. in various operations, labor relations and human resource roles.
Michael J. Naatz — Senior Vice President and Chief Information Officer — 48 — Served in this capacity since May 7, 2012. Prior to joining KCS, Mr. Naatz served as President of USF Holland, a YRC Worldwide, Inc. (“YRCW”) company, from 2011 to May 2012. From 2010 to 2011, Mr. Naatz served as President and Chief Customer Officer - Customer Care Division at YRCW. From 2008 to 2010, he served as Executive Vice President and Chief Information & Service Officer at YRCW. From 2005 to 2007, he served as President-Enterprise Services Division at YRCW. From 1994 to 2005, he held various leadership positions with USF Corporation.
Mary K. Stadler — Senior Vice President and Chief Accounting Officer — 54 — Served in this capacity since March 2, 2009. From April 1990 through August 2008, Ms. Stadler served in various finance leadership positions at Sprint Nextel Corporation and its predecessor, Sprint Corporation, including Vice President — Finance Operations and most recently served as its Vice President — Assistant Controller.
William J. Wochner — Senior Vice President and Chief Legal Officer — 66 — Served in this capacity since February 2007. He served as Vice President and Interim General Counsel from December 2006 to January 2007. From September 2006 to December 2006, Mr. Wochner served as Vice President and Associate General Counsel. From March 2005 to September 2006, Mr. Wochner served as Vice President Sales and Marketing/Contracts for KCSR. From February 1993 to March 2005, Mr. Wochner served as Vice President and General Solicitor of KCSR.
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
KCS’s ability to continue to pay cash dividends on its common stock may be limited.
KCS has agreed in the past, and may agree in the future, to limitations on its ability to pay cash dividends on its common stock. While KCS is currently paying dividends, there can be no assurance that it will continue to do so in the future.
Sales of substantial amounts of KCS's common stock in the public market could adversely affect the prevailing market price of the common stock.
As of December 31, 2013, there were 5,802,586 shares of common stock issued or reserved for issuance under the 1991 Amended and Restated Stock Option and Performance Award Plan, the 2008 Stock Option and Performance Award Plan and the 2009 Employee Stock Purchase Plan, and 1,342,025 shares of common stock held by executive officers and directors outside those plans. Sales of common stock by employees upon exercise of their options, sales by executive officers and directors subject to compliance with Rule 144 under the Securities Act, and sales of common stock that may be issued upon conversion of the outstanding preferred stock, or the perception that such sales could occur, may adversely affect the market price of KCS' common stock.
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
KCSM operates under the Concession granted by the Mexican government until June 2047, which is renewable for an additional period of up to 50 years, subject to certain conditions. The Concession gives KCSM exclusive rights to provide freight transportation services over its rail lines for the first 30 years of the 50-year Concession, subject to certain trackage and haulage rights granted to other concessionaires. The SCT, which is principally responsible for regulating railroad services in Mexico, has broad powers to monitor KCSM’s compliance with the Concession, and it can require KCSM to supply it with any technical, administrative and financial information it requests. Among other obligations, KCSM must comply with the investment commitments established in its business plan, which forms an integral part of the Concession, and must update the plan every five years. The SCT treats KCSM’s business plans confidentially. The SCT also monitors KCSM’s compliance with efficiency and safety standards established in the Concession. The SCT reviews, and may amend, these standards every five years.
The Mexican Railroad Services Law and regulations provide the Mexican government certain rights in its relationship with KCSM under the Concession, including the right to take over the management of KCSM and its railroad in certain extraordinary cases, such as imminent danger to national security. In the past, the Mexican government has used such power with respect to other privatized industries, including the telecommunications industry, to ensure continued service during labor disputes. In addition, under Article 47 of the Mexican Railroad Services Law and its regulations, the SCT, in consultation with the Comisión Federal de Competencia Económica (Mexican Antitrust Commission or “CFCE”), reserves the right to set service rates if it determines that effective competition does not exist in the Mexican railroad industry. CFCE, however, has not published guidelines regarding the factors that constitute a lack of competition. It is therefore unclear under what particular circumstances CFCE would deem a lack of competition to exist. If the SCT intervenes and sets service rates, the rates it sets may be too low to allow KCSM to operate profitably.

Under the Concession, KCSM has the right to operate its rail lines, but it does not own the land, roadway or associated structures. If the Mexican government legally terminates the Concession, it would own, control, and manage such public domain assets used in the operation of KCSM’s rail lines. All other property not covered by the Concession, including all locomotives and railcars otherwise acquired, would remain KCSM’s property. In the event of early termination, or total or partial revocation of the Concession, the Mexican government would have the right to cause the Company to lease all service-related assets to it for a term of at least one year, automatically renewable for additional one-year terms up to five years. The amount of rent would be determined by experts appointed by KCSM and the Mexican government. The Mexican government must exercise this right within four months after early termination or revocation of the Concession. In addition, the Mexican government would also have a right of first refusal with respect to certain transfers by KCSM of railroad equipment within 90 days after revocation of the Concession.
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
The SCT may revoke the Concession if KCSM is sanctioned on three distinct occasions for unjustly interrupting the operation of its rail lines or for charging rates higher than those it has registered with the SCT. In addition, the SCT may revoke the Concession if, among other things, KCSM is sanctioned on five distinct occasions as a result of the following circumstances: (a) KCSM restricts the ability of other Mexican rail operators to use its rail lines; (b) KCSM fails to make payments for damages caused during the performance of services; (c) KCSM fails to comply with any term or condition of the Mexican Railroad Services Law and regulations or the Concession; (d) KCSM fails to make the capital investments required under its five-year business plan filed with the SCT; or (e) KCSM fails to maintain an obligations compliance bond and insurance coverage as specified in the Mexican Railroad Services Law and regulations. In addition, the Concession would revoke automatically if KCSM changes its nationality or assigns or creates any lien on the Concession, or if there is a change in control of KCSM without the SCT’s approval. The SCT may also terminate the Concession as a result of KCSM’s surrender of its rights under the Concession, or for reasons of public interest or upon KCSM’s liquidation or bankruptcy. If the Concession is terminated or revoked by the SCT for any reason, KCSM would receive no compensation and its interest in its rail lines and all other fixtures covered by the Concession, as well as all improvements made by it, would revert to the Mexican government. Revocation or termination of the Concession would prevent KCSM from operating its railroad and would materially adversely affect the Mexican operations and the ability to make payments on KCSM’s debt as well as materially adversely affect the Company’s consolidated financial statements.
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
Through KCSM’s Concession from the Mexican government, KCSM is required to grant short and long distance trackage rights to Ferromex. Applicable law stipulates that Ferromex similarly is required to grant to KCSM rights to use portions of its tracks. These trackage rights have been granted under the Concession. The rates to be charged for use of the Trackage Rights after January 1, 2009, were agreed to by KCSM and Ferromex pursuant to the Trackage Rights Agreement, dated February 9,

2010. The Trackage Rights Agreement did not establish rates that may be charged for the right to use the trackage rights for the periods beginning in 1998 through December 31, 2008.
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
KCS’s debt instruments contain covenants which restrict or prohibit certain actions (“negative covenants”), including, but not limited to, KCS’s ability to incur debt, create or suffer to exist liens, engage in mergers and consolidations and sell certain assets. The KCSM revolving credit facility contains additional negative covenants, including but not limited to, KCSM's ability to make certain investments, engage in transactions with stockholders and affiliates, or engage in sale-leaseback transactions. KCS’s debt instruments also contain covenants requiring KCS to, among other things, maintain specified financial ratios (“affirmative covenants”). Failure to comply with these negative and affirmative covenants could result in an event of default that, if not cured or waived, could restrict the Company’s access to liquidity and have a material adverse effect on the Company’s business or prospects. If the Company does not have enough cash to service its debt or fund other liquidity needs, KCS may be required to take actions such as requesting a waiver from lenders, reducing or delaying capital expenditures, selling assets, restructuring or refinancing all or part of the existing debt, or seeking additional equity capital. KCS cannot assure that any of these remedies can be effected on commercially reasonable terms or at all.
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
KCS’s business is capital intensive.
The Company’s business is capital intensive and requires substantial ongoing expenditures for, among other things, additions and improvements to roadway, equipment, structures and technology and maintenance of equipment and the rail system. KCS’s failure to make necessary capital expenditures to maintain its operations could impair its ability to serve existing customers, accommodate increases in traffic volumes or result in increased derailments.
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
KCS’s business is subject to credit risk, including the risk that a customer or counterparty will fail to meet its obligations when due. Customers and counterparties that owe the Company money may default on their obligations to the Company due to bankruptcy, lack of liquidity, operational failure or other reasons. Although the Company has procedures for reviewing its credit exposures to specific customers and counterparties to address present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. Some of the Company’s risk management methods depend upon the evaluation of information regarding markets, customers or other matters that are publicly available or otherwise accessible by the Company. That information may not, in all cases, be accurate, complete, up-to-date or properly evaluated. In addition, concerns about, or a default by, one customer or counterparty could lead to significant liquidity problems, losses or defaults by other customers or counterparties, which in turn could adversely affect the Company. The Company may be materially and adversely affected in the event of a significant default by its customers and counterparties.
KCS’s business is subject to legislation enacted by Congress and state legislatures, and is subject to regulation by international, federal, state and local regulatory agencies, including environmental, health, safety and tax laws, and regulations that could require KCS to incur material costs or liabilities.
KCS is subject to legislation enacted by Congress and by state legislatures in the U.S, and Mexico, and is subject to regulation by international, federal, state and local regulatory agencies with respect to railroad operations including the U.S. Department of Transportation, Surface Transportation Board, Federal Railroad Administration, Environmental Protection Agency, Department of Homeland Security and others in the United States, the SCT in Mexico, as well as a variety of health, safety, labor, environmental, and other matters.  Government regulation of the railroad industry is a significant determinant of the competitiveness and profitability of railroads.
Additional or new economic regulation by Congress, the Surface Transportation Board in the U.S. or the SCT in Mexico in current or future proceedings could change the regulatory framework within which the Company operates which could materially change the Company's business and have an adverse effect on the Company's consolidated financial statements.
In Mexico, legislation was introduced in 2013 in the House of Deputies to amend certain provisions in the Mexican Regulatory Railroad Service Law. This legislation received approval in the Transportation Committee of the Mexican House of Deputies on December 5, 2013, but was not taken up by the full House of Deputies before its adjournment on December 12, 2013. The legislation was published in the official record of the Mexican House of Deputies on December 11, 2013.  This legislation may be presented to the full House of Deputies for consideration when it reconvenes on February 1, 2014. The proposed amendments, if ultimately adopted as introduced, could have a material adverse effect on the Company’s consolidated financial statements.

In the U.S. and in response to recent accidents involving the transportation of energy products by rail, U.S. rail and petroleum industry leaders met with the Secretary of the U.S. Department of Transportation in January 2014 to discuss voluntary actions to improve the transportation of energy products by rail. Additionally, in August 2013, the FRA issued Emergency Order 28 implementing new operating rules governing the transportation of energy products by rail. Any proposed new regulations or continued operating practice changes by U.S. railroads related to the transportation of energy products by rail, if ultimately adopted, could have a material adverse effect on the Company’s consolidated financial statements.
As part of the Rail Safety Improvement Act of 2008 in the United States, Class I railroad carriers and passenger and commuter rail operators must implement PTC (a technology designed to help prevent train-to-train collisions, overspeed derailments, incursions into rail work zones, and entry into main line track if a switch is misaligned) at certain locations (including main line track where toxic inhalation hazard or poison inhalation hazard movements occur or where passenger operations occur) by the end of 2015, which will add to operating costs, increase the number of employees the Company employs and require KCS to make significant investments in new safety technology. The U.S. rail industry, including KCS, has publicly stated it does not currently believe that PTC can be fully implemented by December 31, 2015 due to the many difficulties developing and deploying this interoperable technology across the U.S. rail system. KCS, along with other Class I railroads in the United States, is working with the FRA and Congress to seek an extension of the deadline for implementing PTC. KCS’s failure to meet the deadline, including any extension, could result in fines or penalties and could have a material adverse effect on the Company’s consolidated financial statements.
KCS’s inadvertent failure or inability to comply with applicable laws and regulations could have a material adverse effect on the Company’s consolidated financial statements and operations, including limitations on operating activities until compliance with applicable requirements is achieved. These government agencies may change the legislative or regulatory framework within which the Company operates without providing any recourse for any adverse effects on the Company’s business that occur as a result of such change. Additionally, some of the regulations require KCS to obtain and maintain various licenses, permits and other authorizations. Any failure to obtain or maintain these licenses, permits, and other authorizations could adversely affect KCS’s business.
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
KCS currently meets, and expects to continue to meet, fuel requirements for its Mexican operations through purchases at market prices from PEMEX Refinación (“PEMEX”), the national oil company of Mexico, a government-owned entity exclusively responsible for the distribution and sale of diesel fuel in Mexico. KCSM is party to a fuel supply contract with PEMEX of indefinite duration based on market prices. Either party may terminate the contract upon 30 days written notice to the other at any time. If the fuel contract is terminated and KCSM is unable to acquire diesel fuel from alternate sources on acceptable terms, the Mexican operations could be materially adversely affected.
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
The Company is a party to collective bargaining agreements with various labor unions in the United States and Mexico. As of December 31, 2013, approximately 80% of KCSR and KCSM Servicios employees were covered by labor contracts subject to collective bargaining. The Company may be subject to, among other things, strikes, work stoppages or work slowdowns as a result of disputes under these collective bargaining agreements and labor contracts or KCS’s potential inability to negotiate acceptable contracts with these unions. In the United States, because such agreements are generally negotiated on an industry-wide basis, determination of the terms and conditions of labor agreements have been and could continue to be beyond KCS’s control. KCS may, therefore, be subject to terms and conditions in industry-wide labor agreements that could have a material adverse effect on its consolidated financial statements. If the unionized workers in the United States or Mexico were to engage in a strike, work stoppage or other slowdown; if other employees were to become unionized or if the terms and conditions in future labor agreements were renegotiated, KCS could experience a significant disruption of its operations and higher ongoing labor costs. Although the U.S. Railway Labor Act imposes restrictions on the right of United States railway workers to strike, there is no law in Mexico imposing similar restrictions on the right of railway workers in that country to strike.
KCS faces possible catastrophic loss and liability, and its insurance may not be sufficient to cover its damages or damages to others.
The operation of any railroad carries with it an inherent risk of catastrophe, mechanical failure, collision, and property loss. In the course of KCS’s operations, spills or other environmental mishaps, cargo loss or damage, business interruption due to political developments, as well as labor disputes, strikes and adverse weather conditions, could result in a loss of revenues or increased liabilities and costs. Collisions, environmental mishaps, or other accidents can cause serious bodily injury, death and extensive property damage, particularly when such accidents occur in heavily populated areas. Additionally, KCS’s operations may be affected from time to time by natural disasters such as earthquakes, volcanoes, floods, hurricanes or other storms. The occurrence of a major natural disaster could have a material adverse effect on KCS’s consolidated financial statements. The Company maintains insurance that is consistent with industry practice and in compliance with the requirements of the Concession against the accident-related risks involved in the conduct of its business, property damage and business interruption due to natural disasters. However, this insurance is subject to a number of limitations on coverage, depending on the nature of the risk insured against. This insurance may not be sufficient to cover KCS’s damages or damages to others, and this insurance may not continue to be available at commercially reasonable rates. In addition, KCS is subject to the risk that one or more of its insurers may become insolvent and would be unable to pay a claim that may be made in the future. Even with insurance, if any catastrophic interruption of service occurs, KCS may not be able to restore service without a significant interruption to operations which could have an adverse effect on KCS’s consolidated financial statements.
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
Federal elections in Mexico were held in 2012, resulting in a change in administration. KCSM cannot predict whether changes in Mexican government policy will result from the change in administration; however, changes in laws, public policies and government programs could be enacted, which could have an adverse effect on the Company’s consolidated financial statements.
Mexican politicians are currently focused on certain regional, political and social tensions, and reforms regarding energy, fiscal, social security, education and political policies. The social and political situation in Mexico could adversely affect the Mexican economy, which in turn could have a material adverse effect on KCS’s consolidated financial statements.
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
Severe weakening of the peso against the U.S. dollar may result in disruption of the international foreign exchange markets and may limit the ability to transfer pesos or to convert pesos into U.S. dollars for the purpose of making timely payments of interest and principal on the non-peso denominated indebtedness. Although the Mexican government currently does not restrict, and for many years has not restricted, the right or ability of Mexican or foreign persons or entities to convert pesos into U.S. dollars or to transfer foreign currencies out of Mexico, the Mexican government could, as in the past, institute restrictive exchange rate policies that could limit the ability to transfer or convert pesos into U.S. dollars or other currencies for the purpose of making timely payments of the U.S. dollar-denominated debt and contractual commitments. Devaluation or depreciation of the peso against the U.S. dollar may also adversely affect U.S. dollar prices for KCS’s securities.
Fluctuations in the peso-dollar exchange rates also have an effect on KCS’s consolidated financial statements. A weakening of the peso against the U.S. dollar would cause reported peso-denominated revenues and expenses to decrease, and would increase reported foreign exchange loss due to the Company’s net monetary assets that are peso-denominated. Exchange rate variations also affect the calculation of taxes under Mexican income tax law, and a strengthening of the peso against the U.S. dollar would cause an increase in the Company’s cash tax obligation and effective income tax rate.
Mexico may experience high levels of inflation in the future which could adversely affect KCS’s consolidated financial statements.
Mexico has a history of high levels of inflation and may experience high inflation in the future. During most of the 1980s and during the mid and late 1990s, Mexico experienced periods of high levels of inflation. The annual rates of inflation for the last three years, as measured by changes in the National Consumer Price Index, as provided by Banco de México, were 4.0% in 2013, 3.6% in 2012 and 3.8% in 2011. A substantial increase in the Mexican inflation rate would have the effect of increasing some of KCSM’s costs, which could adversely affect its consolidated financial statements. High levels of inflation may also affect the balance of trade between Mexico and the United States, and other countries, which could adversely affect KCSM’s consolidated financial statements.
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
Track Configuration
KCSR operates over a railroad system consisting of approximately 3,200 route miles in ten states extending from the midwest and southeast portions of the United States south to the Mexican border, which includes approximately 500 miles of trackage rights that permit KCSR to operate its trains with its crews over other railroads’ tracks.
Under its Concession from the Mexican government, KCSM has the right to operate approximately 3,200 route miles, but does not own the land, roadway, or associated structures, and additionally has approximately 550 miles of trackage rights. The Concession requires KCSM to make investments as described in a business plan filed every five years with the Mexican government. See Item 1A, “Risk Factors — KCSM’s Mexican Concession is subject to revocation or termination in certain circumstances which would prevent KCSM from operating its railroad and would have a material adverse effect on the Company’s consolidated financial statements.”

Kansas City Southern Rail Network

IA
NE
CO
KS
MO
IL
IN
OH
PA
WV
VA
KY
NC
TN
OK
AR
SC
MS
AL
GA
TX
LA
FL
Chicago
Omaha
Council Bluffs
Lincoln
Atchison
Topeka
Kansas City
Marshall
Clark
Mexico
Louisiana
Roodhouse
Jacksonville
Springfield
East St. Louis
Amsterdam
Pittsburg
Joplin
Neosho
Sallisaw
Fort Smith
Spiro
Heavener
Waldron
De Queen
Nashville
Hope
Ashdown
Texarkana
Springhill
Minden
Sibley
Gibsland
Monroe
Redwood
Jackson
Vicksburg
Sebastopol
Newton
Meridian
Louisville
Corinth
Counce
New Albany
Yellow Creek
Tupelo
Aberdeen
Columbus
Artesia
Brookwood
Birmingham
Tuscaloosa
Bay Springs
Waynesboro
Hattiesburg
Palmer
Mobile
Delisle
Gulfport
Metro
Alliance
Sulphur Springs
Hughes Springs
Wylie (future)
Dallas
Jefferson
Shreveport
Bayou Pierre
Joyce
Winnfield
Kraft
Natchitoches
Alexandria
Port Hudson
Brooklawn
Baton Rouge
Geismar
New Orleans
DeRidder
DeQuincy
West Lake
West Lake Charles
Beaumont
Nederland
Port Arthur
Rosenberg
Houston
Kendleton
Victoria
Robstown
Corpus Christi
Laredo
Nuevo Laredo
Hebbronville
Coah.
Salinas Victoria
Brownsville
Reynosa
Matamoros
Saltillo
Ramos Arizpe
Monterrey
N.L.
Pedro C. Morales
Tamps.
Zac.
Laguna Seca
S.L.P.
Altamira
Tampico
Chicalote
Aguascalientes
Arellano
Ags.
San Luis Potosi
Ciudad Valles
Escobedo
Silao
Gto.
Viborillas
Ahorcado
Hgo.
Guadalajara
Irapuato
Celaya
Queretaro
Qro.
Mariscala
Jal.
Yuc.
Q. Roo.
Ver.
Huehuetoca
Lecheria
Morelia
Ajuno
Uruapan
Mich.
Col.
Toluca
Mexico City
D.F.
Tlax.
Xalapa
Santa Fe
Veracruz
Oriental
Puebla
Méx.
Mor.
Pue.
Camp.
Tab.
Gro.
Lazaro Cardenas
The Kansas City Southern Railway Company/Kansas City Southern de Mexico, S.A. de C.V.
Haulage and/or Marketing Agreements and Trackage Rights
Intermodal Facility
Port

Equipment Configuration
As of December 31, 2013 and 2012, KCS leased and owned the following units of equipment:

	2013			2012
	Leased	Owned	Total	Leased	Owned	Total
Freight Cars:
Box cars	4,673	1,624	6,297	5,564	918	6,482
Hoppers (covered and open top)	3,704	2,013	5,717	4,436	1,179	5,615
Gondolas	3,148	1,064	4,212	3,194	940	4,134
Auto racks	1,926	473	2,399	1,824	100	1,924
Tank cars	597	15	612	663	15	678
Flat cars (intermodal and other)	238	665	903	561	242	803
Total	14,286	5,854	20,140	16,242	3,394	19,636

Locomotives:
Freight	169	604	773	272	466	738
Switching	—	148	148	—	150	150
Total	169	752	921	272	616	888

Average Age (in Years) of Leased and Owned Locomotives:	2013	2012
Freight	16.0	15.7
Switching	37.2	36.4
All locomotives	19.4	19.2
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
Capital Expenditures
The Company’s cash capital expenditures for the three years ended December 31, 2013, 2012, and 2011, and planned 2014 capital expenditures are included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Expenditures”. See also Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Capitalization, Depreciation and Amortization of Property and Equipment (including Concession Assets)” regarding the Company’s policies and guidelines related to capital expenditures.

Item 3.	Legal Proceedings
The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. For more information on legal proceedings, see Item 1A, “Risk Factors — KCS may be subject to various claims and litigation that could have a material adverse effect on KCS’s consolidated financial statements,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Provision for Personal Injury Claims,” and — “Other Matters — Litigation,” and Item 8, “Financial Statements and Supplementary Data — Note 13 Commitments and Contingencies”.

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

	Fourth	Third	Second	First
2013
Dividends per share:
Common stock	$0.215	$0.215	$0.215	$0.215
$25 par preferred stock	0.250	0.250	0.250	0.250

Stock price ranges:
$25 par preferred:
— High	$26.09	$27.34	$28.38	$27.71
— Low	24.12	25.20	25.79	25.10
Common:
— High	$125.96	$118.68	$118.88	$112.25
— Low	107.84	104.02	100.35	84.52

2012
Dividends per share:
Common stock	$0.195	$0.195	$0.195	$0.195
$25 par preferred stock	0.250	0.250	0.250	0.250

Stock price ranges:
$25 par preferred:
— High	$26.50	$27.00	$26.00	$29.33
— Low	25.15	25.00	24.81	22.80
Common:
— High	$84.16	$83.95	$79.50	$74.98
— Low	72.80	65.86	61.36	64.07
Dividend Policy
Common Stock. Any declarations and payments of dividends to holders of the Company’s common stock are at the discretion of the Board of Directors, which depends on many factors, including the Company’s financial condition, earnings, capital requirements and other factors that the Board of Directors deems relevant. Subject to these qualifications, the Company expects to continue to pay dividends on an ongoing basis.
Holders
There were 2,692 record holders of KCS common stock on January 24, 2014; however, the number of actual holders of KCS common stock is greater due to the practice of brokerage firms registering many shares for clients in the brokerage firm’s name.

Securities Authorized for Issuance Under Equity Compensation Plans
See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information about securities authorized for issuance under KCS’s equity compensation plans.
Performance Graph
The following graph shows the changes in value over the five years ended December 31, 2013, of an assumed investment of $100 in: (i) KCS’s common stock; (ii) the stocks that comprise the Dow Jones U.S. Industrial Transportation Index; and (iii) the stocks that comprise the S&P 500 Index. The table following the graph shows the value of those investments on December 31 for each of the years indicated. The values for the assumed investments depicted on the graph and in the table have been calculated assuming that any cash dividends are reinvested.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Among Kansas City Southern, the S&P 500 Index
and the Dow Jones U.S. Industrial Transportation Index

	2008	2009	2010	2011	2012	2013
Kansas City Southern	100.00	174.75	251.23	357.01	442.85	662.04
S&P 500 (1)	100.00	126.46	145.51	148.59	172.37	228.19
Dow Jones U.S. Industrial Transportation (2)	100.00	123.01	163.31	169.67	181.32	255.49
_____________________

(1)
The S&P 500 is a registered trademark of the McGraw-Hill Companies, Inc. The S&P 500 Index reflects the weighted average market value for 500 companies whose shares are traded on the New York Stock Exchange, American Stock Exchange and the Nasdaq Stock Market.

(2)	The Dow Jones U.S. Industrial Transportation Index is a registered trademark of Dow Jones & Co., Inc., an independent company.

Item 6.	Selected Financial Data
The selected financial data below (in millions, except per share amounts) should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this Form 10-K as well as the consolidated financial statements and the related notes.

	2013	2012	2011	2010	2009
Earnings From Continuing Operations
Revenues	$2,369.3	$2,238.6	$2,098.3	$1,814.8	$1,480.2
Operating expenses (i) (ii)	1,630.7	1,522.7	1,486.7	1,328.3	1,213.4
Operating income	$738.6	$715.9	$611.6	$486.5	$266.8
Net income (iii)	$353.3	$379.4	$331.9	$180.0	$68.1
Earnings per common share:
Basic	$3.19	$3.44	$3.04	$1.69	$0.60
Diluted	3.18	3.43	3.00	1.67	0.60
Financial Position
Total assets	$7,435.4	$6,395.9	$6,145.1	$5,627.9	$5,415.5
Total debt obligations, including current portion	2,188.9	1,607.8	1,639.1	1,639.7	1,980.0
Total stockholders’ equity	3,370.6	3,096.6	2,764.5	2,431.1	2,043.0
Total equity	3,676.6	3,400.7	3,058.7	2,713.7	2,325.8
Other Data Per Common Share
Cash dividends declared per common share	$0.860	$0.780	$—	$—	$—
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

(iii)
During 2013, 2012, 2011, 2010 and 2009, the Company recognized pre-tax debt retirement costs of $119.2 million, $20.1 million, $38.7 million, $68.3 million and $5.9 million, respectively, related to debt restructuring activities that occurred during the periods.

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
EXECUTIVE SUMMARY
2013 Financial Overview
In 2013, the Company generated record-high revenues and volumes. Revenues of $2.4 billion were driven by strong growth in intermodal, automotive and industrial and consumer products business units. Revenues in 2013 increased 6% over 2012, as a result of positive pricing impacts, fuel surcharge, increased carloads/unit volumes and the strengthening of the Mexican peso against the U.S. dollar. All business units other than agriculture and minerals experienced revenue growth as the Company’s diverse commodity mix provided stability and allowed for overall revenue growth as markets shifted during the year. Agriculture and minerals revenues decreased due to lower grain production as severe drought conditions experienced in the Midwest region of the U.S. affected grain volumes in the second half of 2012 through the first half of 2013.

Operating expenses increased 7% compared to 2012, as a result of a $43.0 million net reduction to operating expense in 2012 due to the elimination of a deferred statutory profit sharing liability as a result of the organizational restructuring. In addition, operating expenses increased due to higher fuel prices, depreciation and amortization expense and the strengthening of the Mexican peso against the U.S. dollar. The Company’s continued focus on operating expense control resulted in operating expenses as a percentage of revenues of 68.8%.
KCSM’s revenues and operating expenses are affected by fluctuations in the value of the Mexican peso against the U.S. dollar. Based on the volume of revenue and expense transactions denominated in Mexican pesos, revenue and expense fluctuations generally offset, with insignificant net impacts to operating income.
The Company reported 2013 earnings of $3.18 per diluted share on consolidated net income attributable to Kansas City Southern and subsidiaries of $351.4 million for the year ended December 31, 2013, compared to annual earnings of $3.43 per diluted share on consolidated net income attributable to Kansas City Southern and subsidiaries of $377.3 million for 2012.
The Company received investment grade credit ratings during late 2012 and early 2013 as a result of several factors, including improved financial strength and flexibility resulting from decreased leverage, lengthened debt maturities, increased liquidity and reduced interest expense. This improved credit profile allowed the Company to refinance a significant portion of its existing debt in 2013 at lower interest rates and longer debt maturities. These efforts contributed to the $19.8 million reduction in interest expense for the year ended December 31, 2013, as compared to the prior year. As a result of refinancing activities, the Company recognized debt retirement costs of $119.2 million during 2013, compared to $20.1 million in 2012.
In 2013, the Company invested $594.8 million in capital expenditures and $211.8 million for the purchase and replacement of equipment under operating leases.
During the fourth quarter of 2013, the Company initiated a multi-year lease conversion program (the “Lease Conversion Program”) to optimize the Company’s capital structure and take advantage of a favorable interest rate environment. As part of the Lease Conversion Program, beginning late in the fourth quarter of 2013, the Company will purchase certain equipment under existing operating leases and will purchase replacement equipment as certain operating leases expire. This initiative will be funded with a portion of the proceeds from the senior notes issued during the fourth quarter of 2013 and available cash. This initiative is expected to benefit the Company through reduced equipment costs, partially offset by increased depreciation and interest expense.
As a result of purchasing certain equipment under existing operating leases, the Company expects to incur lease termination costs (included in operating expenses) of approximately $34.0 million as the Company enters into binding agreements with certain lessors during the first half of 2014.

RESULTS OF OPERATIONS
Year Ended December 31, 2013, compared with the Year Ended December 31, 2012
The following summarizes KCS’s consolidated income statement components (in millions):

	2013	2012	Change Dollars
Revenues	$2,369.3	$2,238.6	$130.7
Operating expenses	1,630.7	1,522.7	108.0
Operating income	738.6	715.9	22.7
Equity in net earnings of unconsolidated affiliates	18.8	19.3	(0.5)
Interest expense	(80.6)	(100.4)	19.8
Debt retirement costs	(119.2)	(20.1)	(99.1)
Foreign exchange gain (loss)	(5.2)	2.7	(7.9)
Other expense, net	(0.8)	(1.0)	0.2
Income before income taxes	551.6	616.4	(64.8)
Income tax expense	198.3	237.0	(38.7)
Net income	353.3	379.4	(26.1)
Less: Net income attributable to noncontrolling interest	1.9	2.1	(0.2)
Net income attributable to Kansas City Southern and subsidiaries	$351.4	$377.3	$(25.9)

Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
Chemical and petroleum	$426.7	$410.3	4%	243.4	246.8	(1%)	$1,753	$1,662	5%
Industrial and consumer products	583.8	551.1	6%	337.8	336.1	1%	1,728	1,640	5%
Agriculture and minerals	383.9	400.5	(4%)	212.0	218.9	(3%)	1,811	1,830	(1%)
Energy	326.6	312.8	4%	295.7	292.4	1%	1,104	1,070	3%
Intermodal	356.6	306.5	16%	965.6	914.2	6%	369	335	10%
Automotive	201.5	174.4	16%	110.3	103.7	6%	1,827	1,682	9%
Carload revenues, carloads and units	2,279.1	2,155.6	6%	2,164.8	2,112.1	2%	$1,053	$1,021	3%
Other revenue	90.2	83.0	9%
Total revenues (i)	$2,369.3	$2,238.6	6%

(i) Included in revenues:
Fuel surcharge	$320.2	$282.1
Freight revenues include both revenue for transportation services and fuel surcharges. For the year ended December 31, 2013, revenues and carload/unit volumes increased 6% and 2%, respectively, compared to the prior year, driven by strong growth in intermodal, automotive and industrial and consumer products. Agriculture and minerals revenues decreased $16.6 million for the year ended December 31, 2013, due to a 5% reduction in grain volumes as the severe drought conditions experienced in the Midwestern region of the U.S. affected grain volumes in the second half of 2012 through the first half of 2013. Revenue per carload/unit increased by 3% for the year ended December 31, 2013, compared to the prior year, due to positive pricing impacts, fuel surcharge and the strengthening of the Mexican peso against the U.S. dollar, partially offset by commodity mix.
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
The following discussion provides an analysis of revenues by commodity group:
Revenues by commodity
group for 2013

Chemical and petroleum. Revenues increased $16.4 million for the year ended December 31, 2013, compared to 2012, due to a 5% increase in revenue per carload/unit, partially offset by a 1% decrease in carload/ unit volumes. Revenues increased due to positive petroleum pricing impacts and higher demand for gases and chemicals used to manufacture glass and other industrial products. Petroleum volumes decreased in the second half of the year due to a customer’s temporary route change and increased reliance on hydro power in Mexico.

Industrial and consumer products. Revenues increased $32.7 million for the year ended December 31, 2013, compared to 2012, due to a 5% increase in revenue per carload/unit and a 1% increase in carload/unit volumes. Metals and scrap revenues increased due to a high demand for slab and steel coil driven by strength in the automotive and oil and gas industries, partially offset by lower building material volumes due to increasing lumber prices and a decrease in other volumes as a result of lost business. Forest products revenues increased due to pulp and paper as a result of longer average length of haul attributable to cross border manufacturing demand in Mexico for the first half of 2013.

Revenues by commodity
group for 2013

Agriculture and minerals. Revenues decreased $16.6 million for the year ended December 31, 2013, compared to 2012, due to a 3% reduction in carload/unit volumes and a 1% decrease in revenue per carload/unit. Grain volumes and average length of haul decreased in the second half of 2012 through the first half of 2013 as a result of the severe drought conditions experienced in the Midwestern region of the U.S. during 2012. Food products volumes decreased as higher dried distillers grain prices drove a product substitution in Mexico.

Energy. Revenues increased $13.8 million for the year ended December 31, 2013, compared to 2012, due to a 3% increase in revenue per carload/unit and a 1% increase in carload/unit volumes. Volumes increased due to new crude oil business and strong frac sand demand driven by higher crude oil prices. In addition, pet coke volumes increased due to new business and increased highway project demand for cement. These increases were partially offset by the decline in utility coal volumes due to extended coal utility plant outages.

Frac Sand
18%
Crude Oil
7%
Coal &
Petroleum
Coke
13%
Utility
Coal
62%

Intermodal. Revenues increased $50.1 million for the year ended December 31, 2013, compared to 2012, due to a 10% increase in revenue per carload/unit and a 6% increase in carload/unit volumes. Revenue per carload/unit increased as a result of cross border length of haul, and volume growth was driven by conversion of cross border general commodity truck traffic to rail.
Automotive. Revenues increased $27.1 million for the year ended December 31, 2013, compared to 2012, due to a 9% increase in revenue per carload/unit and a 6% increase in carload/unit volumes. Growth was driven by new business, strong year-over-year growth in North American automobile sales for Original Equipment Manufacturers and increased import/export volume through the Port of Lazaro Cardenas.

Operating Expenses
Operating expenses, as shown below (in millions), increased $108.0 million for the year ended December 31, 2013, when compared to the same period in 2012, due to the elimination of $43.0 million of deferred Mexican statutory profit sharing liability as a result of the organizational restructuring in 2012, higher fuel prices and depreciation and amortization expense and the strengthening of the Mexican peso against the U.S. dollar.

			Change
	2013	2012	Dollars	Percent
Compensation and benefits	$441.6	$430.5	$11.1	3%
Purchased services	217.6	219.8	(2.2)	(1%)
Fuel	389.6	359.6	30.0	8%
Equipment costs	160.5	167.1	(6.6)	(4%)
Depreciation and amortization	223.3	198.8	24.5	12%
Materials and other	198.1	189.9	8.2	4%
Elimination of deferred statutory profit sharing liability, net	—	(43.0)	43.0	(100%)
Total operating expenses	$1,630.7	$1,522.7	$108.0	7%
Compensation and benefits. Compensation and benefits increased $11.1 million for the year ended December 31, 2013, compared to 2012, due to annual salary rate increases, benefit expenses and the strengthening of the Mexican peso against the U.S. dollar, partially offset by a $7.3 million reduction in Mexican deferred statutory profit sharing expense as a result of the organizational restructuring in 2012.
Purchased services. Purchased services decreased $2.2 million for the year ended December 31, 2013, compared to 2012, due to the termination of a maintenance contract as a result of in-sourcing of certain track maintenance activities and lower freight car repairs, partially offset by increases in security services, higher locomotive wireless monitoring service expense, corporate expenses and joint facilities expense.
Fuel. Fuel expense increased $30.0 million for the year ended December 31, 2013, compared to 2012, due to higher diesel fuel prices and consumption. The average price per gallon, including the effects of the strengthening of the Mexican peso against the U.S. dollar, was $3.05 in 2013, compared to $2.86 in 2012.
Equipment costs. Equipment costs decreased $6.6 million for the year ended December 31, 2013, compared to 2012, due to lower locomotive lease expense as a result of the purchase of 103 locomotives late in the second quarter of 2013, which were previously leased by the Company under operating lease agreements. As a result of reduced lease expense from the locomotive lease conversion and the 2014 activity under the Lease Conversion Program, offset by expected carload/unit volume growth, total equipment costs are expected to decrease by approximately 15% - 20% for the year ended December 31, 2014, as compared to the same period in 2013.
In addition, the Company expects to incur lease termination costs of approximately $34.0 million in the first half of 2014 for the purchase of certain equipment under existing operating leases.
Depreciation and amortization. Depreciation and amortization increased $24.5 million for the year ended December 31, 2013, compared to 2012, due to a larger asset base, including the purchase of 103 locomotives late in the second quarter of 2013, which were previously leased by the Company under operating lease agreements. As a result of expected capital expenditures, the locomotive lease conversion and the 2014 asset acquisitions under the Lease Conversion Program, total depreciation and amortization expense is expected to increase by approximately 15% - 20% for the year ended December 31, 2014, as compared to the same period in 2013.
Materials and other. Materials and other increased $8.2 million for the year ended December 31, 2013, compared to 2012, due to a $1.3 million increase in personal injury expense recognized in 2013, compared to an $8.4 million reduction in personal injury expense recognized in 2012, as a result of changes in estimates. In addition, materials and other expense increased due to a $4.9 million increase in concession duty expense. KCSM paid concession duty of 0.5% of gross revenues for the first 15 years of the Concession period, and on June 24, 2012, KCSM began paying 1.25% of gross revenues, which is effective for the remaining years of the Concession. These increases were partially offset by lower derailment expense, a recovery from a legal dispute in 2013 and the settlement of a legal dispute recognized in 2012.
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

Non-Operating Expenses
Equity in net earnings of unconsolidated affiliates. Equity in net earnings from unconsolidated affiliates decreased $0.5 million for the year ended December 31, 2013, compared to 2012, due to decreased net earnings from Southern Capital due to lower lease income.
Interest expense. Interest expense decreased $19.8 million for the year ended December 31, 2013, compared to 2012, due to lower average interest rates as a result of the Company’s refinancing activities, partially offset by an increase in average debt balances. For the year ended December 31, 2013, the average debt balance and average interest rate were $1,852.3 million and 4.2%, compared to $1,620.9 million and 6.0%, respectively, in 2012. As a result of the financing activities during 2013, interest expense is expected to decrease by approximately $6.0 million for the year ended December 31, 2014, as compared to the same period in 2013.
Debt retirement costs. Debt retirement costs were $119.2 million and $20.1 million for the years ended December 31, 2013 and 2012, respectively, related to the tender and call premiums, original issue discounts and write-off of unamortized debt issuance costs associated with the various debt refinancing and redemption activities.
Foreign exchange gain (loss). For the year ended December 31, 2013, foreign exchange loss was $5.2 million, compared to a foreign exchange gain of $2.7 million in 2012. Foreign exchange gain (loss) includes the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos and the gain (loss) on foreign currency forward contracts.
For the year ended December 31, 2013 and 2012, the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos resulted in a foreign exchange loss of $4.5 million, compared to a foreign exchange gain of $2.7 million, respectively.
During 2013, the Company entered into foreign currency forward contracts to hedge its net exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar. During the first half of 2013, the Company entered into foreign currency forward contracts maturing on December 31, 2013, with an aggregate notional amount of $325.0 million and a weighted average exchange rate of Ps.12.93 to each U.S. dollar. In December 2013, the Company settled these contracts by entering into offsetting foreign currency forward contracts with an aggregate notional amount of $324.3 million and a weighted average exchange rate of Ps.12.96 to each U.S. dollar. As a result of these transactions, the Company recognized a net foreign exchange loss of $0.7 million for the year ended December 31, 2013.
Other income (expense), net. Other income (expense), net, decreased $0.2 million for the year ended December 31, 2013 compared to the same period in 2012, due to lower miscellaneous expenses.
Income tax expense. Income tax expense decreased $38.7 million for the year ended December 31, 2013, compared to 2012, due to lower pre-tax income and a lower effective tax rate. The effective tax rate was 35.9% and 38.4% for the years ended December 31, 2013 and 2012, respectively. The decrease in the effective tax rate was due to a slight weakening of the Mexican peso against the U.S. dollar in 2013 compared to the strengthening of the Mexican peso against the U.S. dollar in 2012. These rates were also affected by the reversal in 2013 of a previously recognized benefit as a result of a court ruling, a reduction in 2012 of a deferred tax asset valuation allowance related to state net operating losses, and a higher rate of inflation in 2012. Further information on the components of the effective tax rates for the years ended December 31, 2013 and 2012, is presented in Note 9 to the Consolidated Financial Statements in Item 8.

Year Ended December 31, 2012, compared with the Year Ended December 31, 2011
The following summarizes KCS’s consolidated income statement components (in millions):

	2012	2011	Change Dollars
Revenues	$2,238.6	$2,098.3	$140.3
Operating expenses	1,522.7	1,486.7	36.0
Operating income	715.9	611.6	104.3
Equity in net earnings of unconsolidated affiliates	19.3	18.2	1.1
Interest expense	(100.4)	(129.1)	28.7
Debt retirement costs	(20.1)	(38.7)	18.6
Foreign exchange gain (loss)	2.7	(9.2)	11.9
Other income (expense), net	(1.0)	2.2	(3.2)
Income before income taxes	616.4	455.0	161.4
Income tax expense	237.0	123.1	113.9
Net income	379.4	331.9	47.5
Less: Net income attributable to noncontrolling interest	2.1	1.6	0.5
Net income attributable to Kansas City Southern and subsidiaries	$377.3	$330.3	$47.0

Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
Chemical and petroleum	$410.3	$396.3	4%	246.8	252.1	(2%)	$1,662	$1,572	6%
Industrial and consumer products	551.1	503.6	9%	336.1	326.6	3%	1,640	1,542	6%
Agriculture and minerals	400.5	415.6	(4%)	218.9	238.6	(8%)	1,830	1,742	5%
Energy	312.8	317.4	(1%)	292.4	312.0	(6%)	1,070	1,017	5%
Intermodal	306.5	251.8	22%	914.2	798.8	14%	335	315	6%
Automotive	174.4	139.2	25%	103.7	85.6	21%	1,682	1,626	3%
Carload revenues, carloads and units	2,155.6	2,023.9	7%	2,112.1	2,013.7	5%	$1,021	$1,005	2%
Other revenue	83.0	74.4	12%
Total revenues (i)	$2,238.6	$2,098.3	7%

(i) Included in revenues:
Fuel surcharge	$282.1	$244.6
Freight revenues include both revenue for transportation services and fuel surcharges. For the year ended December 31, 2012, revenues increased $140.3 million compared to the prior year. This 7% increase in revenues was due to a 5% increase in carload/unit volumes and a 2% increase in revenue per carload/unit. The increase in revenue per carload/unit was due to positive pricing and fuel surcharge, partially offset by the weakening of the Mexican peso against the U.S. dollar and commodity mix.

KCS's fuel surcharge is a mechanism to adjust revenue based upon changing fuel prices. Fuel surcharges are calculated differently depending on the type of commodity transported. For most commodities, fuel surcharge is calculated using a fuel price from a prior time period that can be up to 60 days earlier. In a period of volatile fuel prices or changing customer business mix, changes in fuel expense and fuel surcharge may differ.
The following discussion provides an analysis of revenues by commodity group:
Revenues by commodity
group for 2012

Chemical and petroleum. Revenues increased $14.0 million for the year ended December 31, 2012, compared to 2011, due to a 6% increase in revenue per carload/unit, partially offset by a 2% decrease in carload/unit volumes. Revenues increased due to positive pricing impacts for plastics, gases and chemicals used to manufacture glass and other industrial products, partially offset by decreases in volume and the weakening of the Mexican peso against the U.S. dollar. Petroleum volumes decreased due to a customer's lost business.

Industrial and consumer products. Revenues increased $47.5 million for the year ended December 31, 2012, compared to 2011, due to a 6% increase in revenue per carload/unit and a 3% increase in carload/unit volumes. Metals and scrap revenues grew due to increases in pricing and high demand for slab and steel coil driven by strength in the automotive and oil and gas industries. Paper product revenue increased due to improved pricing.

Agriculture and minerals. Revenues decreased $15.1 million for the year ended December 31, 2012, compared to 2011, due to an 8% decrease in carload/unit volumes, partially offset by a 5% increase in revenue per carload/unit. Food products volumes decreased due to lost cross border corn syrup business and lower dried distillers grain volume. In addition, ores and minerals volumes decreased due to a customer's lost business and grain volumes decreased as a result of the severe drought conditions experienced in the United States.

Stone, Clay, & Glass 7%
Ores & Minerals 5%
Grain 53%
Food Products 35%

Revenues by commodity
group for 2012

Energy. Revenues decreased $4.6 million for the year ended December 31, 2012, compared to 2011, due to a 6% decrease in carload/unit volumes, partially offset by a 5% increase in revenue per carload/unit. Utility coal revenues decreased due to a reduction in demand as a result of utility maintenance outages, historic low natural gas prices and a warmer than average winter. Frac sand volumes and pricing increased as a result of new business and a strong demand due to higher crude oil prices. Crude oil volume increased as a result of higher demand for domestic crude oil delivered by rail.

Frac Sand
16%
Crude Oil
5%
Coal &
Petroleum
Coke
11%
Utility
Coal
68%

Intermodal. Revenues increased $54.7 million for the year ended December 31, 2012, compared to 2011, due to a 14% increase in carload/unit volumes and a 6% increase in revenue per carload/unit. Growth was driven by strong cross border auto parts business, conversion of truck traffic to rail and Trans-Pacific imports via the Port of Lazaro Cardenas.
Automotive. Revenues increased $35.2 million for the year ended December 31, 2012, compared to 2011, due to a 21% increase in carload/unit volumes and a 3% increase in revenue per carload/unit. Volumes increased due to strong year-over-year growth in North American automobile sales for Original Equipment Manufacturers, increased import/export volume through the Port of Lazaro Cardenas and increased length of haul through new cross border vehicle routings.

Operating Expenses
Operating expenses, as shown below (in millions), increased $36.0 million for the year ended December 31, 2012, when compared to the same period in 2011, due to a gain of $25.6 million on insurance recoveries recognized in 2011, higher diesel fuel prices and carload/unit volumes. These increases were partially offset by the elimination of $43.0 million of deferred Mexican statutory profit sharing liability as a result of the organizational restructuring in 2012. In addition, increases in operating expenses for the year ended December 31, 2012, compared to the same period in 2011, were partially offset by the weakening of the Mexican peso against the U.S. dollar.

			Change
	2012	2011	Dollars	Percent
Compensation and benefits	$430.5	$423.8	$6.7	2%
Purchased services	219.8	204.8	15.0	7%
Fuel	359.6	346.5	13.1	4%
Equipment costs	167.1	172.0	(4.9)	(3%)
Depreciation and amortization	198.8	186.2	12.6	7%
Materials and other	189.9	179.0	10.9	6%
Elimination of deferred statutory profit sharing liability	(43.0)	—	(43.0)	100%
Gain on insurance recoveries related to hurricane damage	—	(25.6)	25.6	(100%)
Total operating expenses	$1,522.7	$1,486.7	$36.0	2%
Compensation and benefits. Compensation and benefits increased $6.7 million for the year ended December 31, 2012, compared to 2011, due to increased incentive compensation expense, annual salary and benefit rate increases and increased carload/unit volumes. These increases were partially offset by an $11.0 million reduction in Mexican statutory profit sharing expense as a result of the organizational restructuring in 2012, and the weakening of the Mexican peso against the U.S. dollar.

Purchased services. Purchased services increased $15.0 million for the year ended December 31, 2012, compared to 2011, due to an $8.4 million increase in joint facility income recognized in the second half of 2011 as a result of non-recurring usage of certain trackage rights and increases in volume-sensitive costs, primarily joint facility expenses and security services.
Fuel. Fuel expense increased $13.1 million for the year ended December 31, 2012, compared to 2011, due to higher diesel fuel prices and consumption. These increases were partially offset by the weakening of the Mexican peso against the U.S. dollar and improved fuel efficiency. The average price per gallon, including the effects of the weakening of the Mexican peso against the U.S. dollar, was $2.86 in 2012, compared to $2.76 in 2011.
Equipment costs. Equipment costs decreased $4.9 million for the year ended December 31, 2012, compared to 2011, due to a $9.1 million decrease in locomotive lease expense as a result of the acquisition of 75 locomotives during the third quarter of 2011, which were previously leased by the Company under an operating lease agreement. This decrease was partially offset by an increase in the use of other railroads' freight cars due to increased traffic volumes.
Depreciation and amortization. Depreciation and amortization increased $12.6 million for the year ended December 31, 2012, compared to 2011, due to a larger asset base.
Materials and other. Materials and other increased $10.9 million for the year ended December 31, 2012, compared to 2011, due to an $8.4 million reduction in personal injury expense recognized in 2012, compared to a $20.1 million reduction in personal injury expense recognized in 2011, as a result of changes in estimates. Additionally, materials and other increased for the year ended December 31, 2012, compared to 2011, due to increases in concession duty expense, employee expenses, bulk-handling facility expense and property tax expense. These increases were partially offset by a $14.6 million reduction in casualty expense. KCSM paid concession duty expense of 0.5% of gross revenues for the first 15 years of the Concession period, and on June 24, 2012, KCSM began paying 1.25% of gross revenues, which is effective for the remaining years of the Concession.
Elimination of deferred statutory profit sharing liability, net. As a result of the organizational restructuring in the second quarter of 2012, KCSM's obligation to pay Mexican statutory profit sharing terminated as of May 1, 2012, and accordingly, KCSM recognized a $43.0 million net reduction to operating expense. This reduction includes the elimination of $47.8 million of the deferred Mexican statutory profit sharing liability, net of $4.8 million of transaction costs.
Gain on insurance recoveries related to hurricane damage. In the third quarter of 2011, the Company settled its insurance claims related to the 2010 hurricane damage and recognized a $25.6 million gain on insurance recoveries which primarily represented the recovery of lost profits and the replacement value of property in excess of its carrying value, net of the self-insured retentions.

Non-Operating Expenses
Equity in net earnings of unconsolidated affiliates. Equity in earnings from unconsolidated affiliates increased $1.1 million for the year ended December 31, 2012, compared to 2011. Significant components of this change were as follows:

•	Equity in earnings of Southern Capital increased by $0.6 million for the year ended December 31, 2012, compared to 2011, due to increased gain on sale of assets.

•	KCSM’s equity in earnings of FTVM increased by $0.4 million for the year ended December 31, 2012, compared to 2011, due to an increase in volumes.
Interest expense. Interest expense decreased $28.7 million for the year ended December 31, 2012, compared to 2011, due to lower average interest rates as a result of the Company's refinancing activities and the redemption of the 13.0% senior unsecured notes due December 15, 2013 on December 15, 2011. For the year ended December 31, 2012, the average debt balances and average interest rates were $1,620.9 million and 6.0%, compared to $1,656.6 million and 7.5%, respectively in 2011.
Debt retirement costs. Debt retirement costs were $20.1 million and $38.7 million for the years ended December 31, 2012, and 2011, respectively, related to the tender and call premiums and write-off of unamortized debt issuance costs associated with the various debt refinancing and redemption activities.

Foreign exchange gain (loss). Foreign exchange gains (losses) are generated by the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos. For the year ended December 31, 2012, foreign exchange gain was $2.7 million, compared to a foreign exchange loss of $9.2 million in 2011.
Other income (expense), net. Other income (expense), net, decreased $3.2 million for the year ended December 31, 2012 compared to the same period in 2011, due to lower miscellaneous income.
Income tax expense. Income tax expense increased $113.9 million for the year ended December 31, 2012, compared to 2011, due to higher pre-tax income and a higher effective tax rate. The effective tax rate was 38.4% and 27.1% for the years ended December 31, 2012 and 2011, respectively. The increase in the effective tax rate was due to the strengthening of the Mexican peso against the U.S. dollar in 2012 compared to the weakening of the Mexican peso against the U.S. dollar in 2011. These rates were also affected by a reduction in 2012 of a deferred tax asset valuation allowance related to state net operating losses and a higher rate of inflation in 2012. Further information on the components of the effective tax rates for the years ended December 31, 2012 and 2011, is presented in Note 9 to the Consolidated Financial Statements in Item 8.

LIQUIDITY AND CAPITAL RESOURCES
Overview
The Company focuses its cash and capital resources on optimizing its capital structure, investing in the business and shareholder returns.
In late 2012 and early 2013, the Company received investment grade credit ratings as a result of several factors, including improved financial strength and flexibility resulting from decreased leverage, lengthened debt maturities, increased liquidity and reduced interest expense. This improved credit profile allowed the Company to refinance a significant portion of its existing debt at lower interest rates and longer debt maturities in 2013.
During the fourth quarter of 2013, the Company initiated the Lease Conversion Program to optimize the Company’s capital structure and take advantage of a favorable interest rate environment. As part of the Lease Conversion Program, beginning late in the fourth quarter of 2013, the Company will purchase certain equipment under existing operating leases and will purchase replacement equipment as certain operating leases expire. During the fourth quarter of 2013, KCSR issued $200.0 million aggregate principal amount of senior notes and KCSM issued $250.0 million aggregate principal amount of senior notes, with a portion of the proceeds to be used to fund the purchase of equipment under the Lease Conversion Program.
In 2013, the Company invested $594.8 million in capital expenditures and $211.8 million for the purchase or replacement of equipment under operating leases.
The Company continues to focus on shareholder returns. During 2013, the Company’s Board of Directors declared quarterly cash dividends of $0.215 per share on its common stock. On January 27, 2014, the Company’s Board of Directors declared a cash dividend of $0.280 per share payable on April 2, 2014, to common stockholders of record as of March 10, 2014. Subject to the discretion of the Board of Directors, capital availability and a determination that cash dividends continue to be in the best interest of its stockholders, the Company intends to pay a quarterly dividend on an ongoing basis.
On December 31, 2013, total available liquidity (the unrestricted cash balance plus revolving credit facility availability) was $829.5 million, compared to available liquidity at December 31, 2012 of $467.3 million. The increase in total available liquidity in 2013, compared to 2012, was a result of the proceeds received from the senior notes as previously described. As of December 31, 2013, the total cash and cash equivalents held outside of the U.S. in foreign subsidiaries was $228.0 million. This cash is available to fund company operations without incurring additional income taxes.
In January 2014, the Company amended its credit agreements to eliminate certain representations as a condition to borrowing under the KCSR and KCSM revolving facilities, provide for the prepayment of all outstanding term loans under the KCSR credit agreement on or before February 13, 2014, and increase the borrowing capacity under KCSR’s revolving credit facility to $450.0 million. In addition, the Company established a $450.0 million commercial paper program for KCSR and a $200.0 million commercial paper program for KCSM. The Company’s revolving facilities will serve as a backstop for the commercial paper programs. These commercial paper programs are expected to serve as the Company’s primary means of short-term funding in the future.

Though KCS’s cash flows from operations are sufficient to fund operations, capital expenditures, debt service and dividends, the Company may, from time to time, incur debt to refinance existing indebtedness, purchase equipment under operating leases, or to fund equipment additions or new investments.
The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to debt and equity capital markets, and other available financing resources will be sufficient to fund anticipated operating expenses, capital expenditures, debt service costs, dividends and other commitments in the foreseeable future. The Company’s current financing instruments contain restrictive covenants which limit or preclude certain actions; however, the covenants are structured such that the Company has sufficient flexibility to conduct its operations. The Company was in compliance with all of its debt covenants as of December 31, 2013.
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
Three credit rating agencies provide their views of the Company’s outlook and ratings. Standard & Poor Rating Services (“S&P”) rates the senior unsecured debt and corporate credit of KCS, KCSR and KCSM as investment grade. Moody’s Investor Service (“Moody’s”) rates KCSR’s and KCSM’s senior unsecured debt as investment grade. Fitch Ratings (“Fitch”) has assigned an investment grade Issuer Default Rating to KCS, KCSR and KCSM and rates the senior unsecured debt as investment grade. Ratings and outlooks change from time to time and can be found on the websites of S&P, Moody’s and Fitch.
Cash Flow Information and Contractual Obligations
Summary cash flow data follows (in millions):

	2013	2012	2011
Cash flows provided by (used for):
Operating activities	$798.3	$673.2	$638.0
Investing activities	(833.3)	(551.9)	(510.4)
Financing activities	391.9	(121.1)	(140.6)
Net increase (decrease) in cash and cash equivalents	356.9	0.2	(13.0)
Cash and cash equivalents beginning of year	72.6	72.4	85.4
Cash and cash equivalents end of year	$429.5	$72.6	$72.4
During 2013, cash and cash equivalents increased $356.9 million due to an increase in borrowings that will be used, in part, to fund the purchase or replacement of certain equipment under the Lease Conversion Program. In addition, increased cash flows from operating activities were used to fund investing activities and to refinance and reduce outstanding debt. During 2012, cash and cash equivalents increased $0.2 million, as increased cash flows from operating activities were used to fund investing activities, to refinance and reduce outstanding debt and to pay dividends on common stock.
Operating Cash Flows. Net operating cash flows for 2013 increased $125.1 million to $798.3 million due to increased revenues and a decrease in cash used for working capital items, resulting mainly from the timing of certain payments and receipts. Net operating cash flows for 2012 increased $35.2 million to $673.2 million. The increase in operating cash flows was a result of increased net income. The increase was partially offset by insurance proceeds of $40.2 million related to hurricane damage received during 2011.
Investing Cash Flows. Net investing cash outflows were $833.3 million and $551.9 million during 2013 and 2012, respectively. This $281.4 million increase was due to the purchase or replacement of equipment under operating leases and an increase in capital expenditures. Net investing cash outflows for 2012 increased $41.5 million as compared to 2011, primarily due to an increase in capital expenditures and insurance proceeds related to the 2010 hurricane damage received during 2011. Insurance proceeds recognized in investing cash flows were related to proceeds from property damage. All other insurance proceeds related to hurricane damage were recognized in operating cash flows.
Financing Cash Flows. Financing cash inflows are generated from the issuance of long-term debt and proceeds from the issuance of common stock under employee stock plans. Financing cash outflows are used for the repayment of debt, the payment of dividends and the payment of debt costs. Financing cash flows for 2013, 2012, and 2011 are discussed in more detail below:

•
Net financing cash inflows for 2013 were $391.9 million. During 2013, the Company received net proceeds of $1,918.4 million from the issuance of long-term debt, repaid $1,343.2 million of outstanding debt and paid $117.8 million in debt costs. During the same period, the Company paid dividends of $71.2 million.

•
Net financing cash outflows for 2012 were $121.1 million. During 2012, the Company repaid $375.9 million of outstanding debt, paid dividends of $86.1 million and paid $22.1 million in debt costs. During the same period, the Company received net proceeds of $329.6 million from additional term loan advances and financing completed in 2012 for locomotives purchased in the fourth quarter of 2011.

•
Net financing cash outflows for 2011 were $140.6 million. During 2011, the Company repaid $653.3 million of outstanding debt and paid $36.6 million in debt costs. During the same period, the Company received net proceeds of $550.0 million from the issuance of the KCSM 6 1/8% Senior Notes, refinancing of the KCSR Term Loan Facility and borrowings under the KCSR revolving credit facility.

Contractual Obligations. The following table outlines the material obligations and commitments as of December 31, 2013 (in millions):

	Payments Due by Period				More than 5 years
	Total	Less Than 1 Year	1-3 Years	3-5 Years
Long-term debt (including interest and capital lease obligations) (i)	$3,160.7	$193.5	$517.5	$333.0	$2,116.7
Operating leases	401.2	76.7	125.9	81.1	117.5
Operating leases expected to be terminated in 2014 (ii)	122.4	22.3	37.0	25.5	37.6
Obligations due to uncertainty in income taxes	3.5	—	1.7	1.8	—
Capital expenditure obligations (iii)	534.2	118.0	264.8	151.4	—
Other contractual obligations (iv)	573.2	123.6	194.9	115.7	139.0
Total	$4,795.2	$534.1	$1,141.8	$708.5	$2,410.8
_____________________

(i)
As of December 31, 2013, the principal and interest obligations under the KCSR term loan facility and the KCSM 8.0% Senior Notes have been reflected through their contractual maturity dates of May 15, 2018 and February 1, 2018, respectively. In the first quarter of 2014, the Company intends to repay the outstanding principal amount of $245.3 million under the KCSR term loan facility with borrowings under the KCSR revolving credit facility or commercial paper program. In addition, the Company intends to redeem the remaining $62.8 million principal amount of the KCSM 8.0% Senior Notes during the first quarter of 2014 in accordance with the redemption option that allows KCSM to redeem the KCSM 8.0% Senior Notes on or after February 1, 2014.

(ii)
The amounts represent the contractual future lease payments of certain equipment under existing operating leases as of December 31, 2013. During 2014, as part of the Lease Conversion Program, the Company intends to purchase the equipment and terminate the related operating leases.

(iii)	Capital expenditure obligations include minimum capital expenditures under the KCSM Concession agreement and other regulatory requirements.

(iv)	Other contractual obligations include purchase commitments and certain maintenance agreements.
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
The Company is party to ten utilization leases covering 1,576 railcars where car hire revenue as defined in the lease agreements is shared between the lessor and the Company. The leases expire at various times through 2024. Amounts that may be due to lessors under these utilization leases vary from month to month based on car hire rental with the minimum monthly cost to the Company being zero. Accordingly, the utilization leases have been excluded from contractual obligations above.
The SCT requires KCSM to submit a five year capital expenditures plan every five years. The five year plan was submitted in 2012 for the years 2013 — 2017. KCSM expects to continue capital spending at current levels in future years and will continue to have capital expenditure obligations past 2017, which are not included in the table above.
Off-Balance Sheet Arrangements
On November 2, 2007, PCRC completed an offering of $100.0 million of 7.0% senior secured notes due November 1, 2026 (the “Notes”). The Notes are senior obligations of PCRC, secured by certain assets of PCRC. KCS has pledged its shares of PCRC as security for the Notes. The Notes are otherwise non-recourse to KCS. The Company has agreed, along with Mi-Jack Products, Inc. (“Mi-Jack”), the other 50% owner of PCRC, to each fund one-half of any debt service reserve or liquidity reserve (reserves which are required to be established by PCRC in connection with the issuance of the Notes). As of December 31, 2013, the Company’s portion of these reserves was $5.3 million. The Company has issued a standby letter of credit in the amount of $5.3 million.
Capital Expenditures
KCS has funded, and expects to continue to fund, capital expenditures with operating cash flows, debt and equity financing and equipment leases.

The following table summarizes capital expenditures by type for the years ended December 31, 2013, 2012, and 2011 respectively (in millions):

	2013	2012	2011
Roadway capital program	$307.0	$293.7	$273.8
Locomotive acquisitions	81.8	71.1	69.8
Equipment	111.5	44.7	15.7
Capacity	49.0	51.4	25.7
Information technology	15.4	8.6	14.3
Other	34.4	30.3	87.5
Total capital expenditures (accrual basis)	599.1	499.8	486.8
Change in capital accruals	(4.3)	17.3	(4.6)
Total cash capital expenditures	$594.8	$517.1	$482.2

Purchase or replacement of equipment under operating leases
Locomotives (i)	$155.3	$—	$103.9
Equipment	57.9	22.9	—
Total purchase or replacement of equipment under operating leases (accrual basis)	213.2	22.9	103.9
Locomotives financed under operating lease buyout (i)	—	—	(91.1)
Change in capital accruals	(1.4)	—	—
Total cash purchase or replacement of equipment under operating leases	$211.8	$22.9	$12.8

(i)
In 2011, KCSM entered into five loan agreements with General Electric Capital Corporation (“GE”) to finance approximately 88% of the purchase price of seventy-five locomotives. These locomotives were previously leased by KCSM under an operating lease.

Generally, the Company’s capital program consists of capital replacement. For 2014, internally generated cash flows are expected to fund cash capital expenditures, which are currently estimated to be between $545.0 million and $565.0 million. Proceeds from the fourth quarter 2013 debt issuances and internally generated cash flows are expected to fund the purchase or replacement of equipment under the Lease Conversion Program, which are currently estimated to be between $300.0 million and $320.0 million in 2014.
Property Statistics
The following table summarizes certain property statistics as of December 31:

	2013	2012	2011
Track miles of rail installed	138	133	125
Cross ties installed	928,669	996,789	777,930

Debt and Capital Structure
The following table summarizes the components of the capital structure (in millions):

	2013	2012
Debt due within one year	$332.0	$60.2
Long-term debt	1,856.9	1,547.6
Total debt	2,188.9	1,607.8
Total equity	3,676.6	3,400.7
Total debt plus total equity	$5,865.5	$5,008.5
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
On February 24, 2012, KCS, KCSR and certain other subsidiaries of the Company that guaranty the 2011 KCSR Credit Agreement entered into Amendment No. 1 and Additional Term Advance Agreement (“Amendment No. 1”), which provided for additional Term A advances to KCSR in an aggregate principal amount of $275.0 million (the “Term Loan A-2”) on substantially the same terms as those applicable to the existing Term Loan Facility under the 2011 KCSR Credit Agreement. KCSR borrowed $175.0 million of the Term Loan A-2 on February 24, 2012, and borrowed the remaining $100.0 million of Term Loan A-2 on June 1, 2012. The proceeds of the $275.0 million of borrowings under the Term Loan A-2 and available cash were used to redeem all of KCSR’s 8.0% senior unsecured notes due June 1, 2015.
On November 21, 2012, KCS, KCSR and certain other subsidiaries of the Company that guaranty the 2011 KCSR Credit Agreement entered into a second amended and restated credit agreement (the “2012 KCSR Credit Agreement”), which eliminated or modified a number of restrictive covenants in KCSR’s facilities in order to achieve consistency between KCSR and firms with investment grade credit ratings. The amendment also included a “fall-away collateral” provision whereby KCSR’s facilities would convert from secured to unsecured obligations if investment grade senior unsecured debt ratings were assigned by at least two of the three primary rating agencies. On November 21, 2012, subsequent to the closing of the 2012 KCSR Credit Agreement, KCSR’s senior unsecured debt rating was upgraded to investment grade by Moody’s. This action, combined with investment grade ratings previously assigned to KCSR by Fitch, triggered the “fall-away collateral” provision and KCSR facilities became unsecured obligations. In the event that KCSR’s senior unsecured debt ratings subsequently fall below investment grade at all three primary rating agencies, collateral would be re-pledged and the facilities would revert to secured obligations. The amendment also incorporated a change in the pricing grid for the Term Loan Facility and the Revolving Facility in the event that KCSR achieved a senior unsecured debt rating of BBB/Baa2 or higher by at least two of the three primary rating agencies. In that event, the floating interest rates paid by KCSR on the Term Loan Facility and the Revolving Facility would thereafter be determined by KCSR’s senior unsecured credit rating rather than by KCSR’s leverage ratio. Depending on KCSR’s credit rating during the life of the 2012 KCSR Credit Agreement, the margin KCSR would pay above the London Interbank Offered Rate (“LIBOR”) at any point would be equal to or lower than 1.50%. This provision did not affect the interest rate on the Term Loan A-2, which remained fixed at the LIBOR plus a margin of 1.25% regardless of KCSR’s leverage ratio or credit rating. In addition to the amendment, KCSR extended the maturities of its Revolving Facility from July 15, 2016 to November 15, 2017, and the Term Loan Facility and Term Loan A-2 from January 15, 2017 to May 15, 2018. KCSR is required to make quarterly principal payments on the term loan facilities.
On April 29, 2013, KCSR repaid the outstanding $277.5 million principal amount of the Term Loan Facility using a portion of the net proceeds from the issuance of $450.0 million principal amount of the 4.30% senior unsecured notes due May 15, 2043 (the “4.30% Senior Notes”). KCSR has classified the outstanding principal amount of the Term Loan A-2 as current debt as of December 31, 2013, as KCSR intends to repay the outstanding principal amount during the first quarter of 2014.
KCS and KCSR gave certain representations and warranties that are customary for credit agreements of this type. The 2012 KCSR Credit Agreement also contains affirmative and negative covenants that are customary for credit agreements of this type, including financial maintenance covenants related to a leverage ratio and an interest coverage ratio as defined in the 2012 KCSR Credit Agreement. Similarly, events of default under the 2012 KCSR Credit Agreement are customary for transactions of this type and include, without limitation, non-payment of obligations; breach of any representation or warranty; non-performance of covenants and obligations; default on other indebtedness; certain judgments rendered; a change in control; bankruptcy or insolvency of KCS, KCSR, any restricted subsidiary or any Subsidiary Guarantor; and an impairment of security (if any). The occurrence of an event of default could result in the acceleration of the repayment of any outstanding principal balance of the term loan facilities and the Revolving Facility.
As of December 31, 2013, KCSR had $200.0 million available under the Revolving Facility, with no outstanding borrowings. As of December 31, 2012, KCSR had $194.7 million available under the Revolving Facility, with no outstanding borrowings and a $5.3 million standby letter of credit issued and outstanding.
4.30% Senior Notes. On April 29, 2013, KCSR issued the 4.30% Senior Notes due May 15, 2043, which bear interest semiannually at a fixed annual rate of 4.30%. The 4.30% Senior Notes were issued at a discount to par value, resulting in a $4.1 million discount and a yield to maturity of 4.355%. The net proceeds from the offering were used to fund the prepayment of the Term Loan Facility, to finance the purchase of certain leased equipment and for other general corporate purposes. The 4.30% Senior Notes are redeemable at KCSR’s option, in whole or in part, prior to November 15, 2042, by paying the greater of either (i) 100% of the principal amount of the 4.30% Senior Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the then-current U.S. Treasury rate plus 25 basis points, plus accrued interest to but excluding the redemption date. On or after November 15, 2042, the 4.30% Senior Notes may be redeemed at KCSR’s option, in whole or in part, at any time and from time to time at a redemption price equal to 100% of the principal amount, plus any accrued and unpaid interest.
3.85% Senior Notes. On October 29, 2013, KCSR issued $200.0 million principal amount of 3.85% senior unsecured notes due November 15, 2023 (the “3.85% Senior Notes), which bear interest semiannually at a fixed annual rate of 3.85%. The 3.85% senior notes were issued at a discount to par value, resulting in a $0.3 million discount and a yield to maturity of 3.866%. The net proceeds from the offering will be used to finance the purchase of certain equipment under the Lease Conversion Program and pay all fees and expenses incurred in connection with the 3.85% Senior Notes offering. Any net proceeds not used for those purposes will be used for general corporate purposes. The 3.85% Senior Notes are redeemable at KCSR’s option, in whole or in part, prior to August 15, 2023, by paying the greater of either (i) 100% of the principal amount of the 3.85% Senior Notes to redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the then-current U.S. Treasury rate plus 20 basis points, plus accrued interest to but excluding the redemption date. On or after August 15, 2023, the 3.85% Senior Notes may be redeemed at KCSR’s option, in whole or in part, at any time and from time to time at a redemption price equal to 100% of the principal amount, plus any accrued and unpaid interest.
All of KCSR’s senior notes described above are unconditionally guaranteed, jointly and severally, on an unsecured senior basis, by KCS and certain domestic subsidiaries of KCS that guarantee the 2011 and 2012 KCSR Credit Agreement (the “Note Guarantors”). KCSR’s senior notes and the note guarantees rank pari passu in right of payment with KCSR’s, KCS’s and the Note Guarantors’ existing and future unsecured, unsubordinated obligations. In addition, KCSR’s senior notes include certain covenants which are customary for these types of debt instruments issued by borrowers with similar credit ratings.
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
On November 29, 2012, KCSM entered into an amended and restated credit agreement (the “2012 KCSM Credit Agreement”) with various financial institutions, which amended and restated the 2011 KCSM Credit Agreement and eliminated or modified a number of restrictive covenants in KCSM’s facility in order to achieve consistency between KCSM and firms with investment grade credit ratings. The amendment also included a “fall-away collateral” provision whereby KCSM’s facility would convert from secured to unsecured obligations if investment grade senior unsecured debt ratings were assigned by at least two of the three primary rating agencies. The upgrade of KCSM’s senior unsecured debt to investment grade by S&P in the first quarter of 2013, combined with the investment grade ratings previously assigned to KCSM by Fitch, triggered the “fall-away collateral” provision and KCSM’s credit facility became an unsecured obligation. In the event that KCSM’s senior unsecured debt ratings were subsequently to fall below investment grade at all three primary rating agencies, collateral would be re-pledged and the facility would revert to a secured obligation. The amendment also incorporated a change in the pricing grid in the event that KCSM achieved a senior unsecured debt rating of BBB/Baa2 or higher by at least two of the three primary rating agencies. In that event, the floating interest rates paid by KCSM on the 2012 KCSM Credit Agreement would thereafter be determined by KCSM’s senior unsecured credit rating rather than by KCSM’s leverage ratio. Depending on KCSM’s credit rating during the life of the 2012 KCSM Credit Agreement, the margin KCSM would pay above the LIBOR at any point would be equal to or lower than 1.75%. In addition to the amendment, KCSM extended the maturity of the KCSM Revolving Facility to November 15, 2017.
KCSM and certain of its subsidiaries have agreed to subordinate payment of certain intercompany debt, certain KCSM subsidiaries guaranteed repayment of the amounts due under the 2012 KCSM Credit Agreement (up to the amount permitted by

KCSM’s outstanding indentures) and certain equity interests as defined in the 2012 KCSM Credit Agreement were pledged to secure obligations under the 2012 KCSM Credit Agreement.
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
As of December 31, 2013 and 2012, KCSM had no amount outstanding under the KCSM Revolving Facility.
12 1/2% Senior Notes. On March 30, 2009, KCSM issued $200.0 million principal amount of 12 1/2% senior unsecured notes due April 1, 2016 (the “12 1/2% Senior Notes”), which bore interest semiannually at a fixed annual rate of 12 1/2%. The 12 1/2% Senior Notes were issued at a discount to par value, resulting in an $11.0 million discount and a yield to maturity of 13 3/4%. KCSM used a portion of the net proceeds from the offering to repay all amounts outstanding under a credit agreement KCSM entered into on June 14, 2007.
During 2010, the Company purchased $101.9 million principal amount of the 12 1/2% Senior Notes. On April 1, 2013, KCSM redeemed the remaining $98.1 million outstanding principal amount of the 12 1/2% Senior Notes at a redemption price equal to 106.250% of the principal amount.
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
On April 10, 2013, KCSM commenced a cash tender offer for the KCSM 8.0% Senior Notes, $185.0 million principal amount of the 6 5/8% senior unsecured notes due December 15, 2020 (the “6 5/8% Senior Notes”), and a portion of the $200.0 million principal amount of 6 1/8% senior unsecured notes due June 15, 2021 (the “6 1/8% Senior Notes”). In addition, KCSM concurrently commenced consent solicitations to amend the indentures governing the KCSM 8.0% Senior Notes and the 6 5/8% Senior Notes to eliminate substantially all of the restrictive covenants and certain events of default contained therein, which became operative on May 3, 2013.
Through May 8, 2013, KCSM purchased $237.2 million principal amount of the tendered KCSM 8.0% Senior Notes, $181.0 million principal amount of the tendered 6 5/8% Senior Notes and $149.7 million principal amount of the tendered 6 1/8% Senior Notes (collectively, the “KCSM Senior Notes Tendered”), in accordance with the terms and conditions of the tender offer using a portion of the proceeds received from the issuance of $275.0 million principal amount of 2.35% senior unsecured notes due May 15, 2020 (the “2.35% Senior Notes”) and $450.0 million principal amount of 3.0% senior unsecured notes due May 15, 2023 (the “3.0% Senior Notes”).
On January 29, 2014, KCSM announced that it will redeem the outstanding $62.8 million principal amount of the KCSM 8.0% Senior Notes on February 3, 2014, in accordance with the redemption option that allows KCSM to redeem the KCSM 8.0% Senior Notes on or after February 1, 2014, at the redemption price (expressed as a percentage of principal amount) of 104.000%. KCSM has classified the outstanding principal amount of the KCSM 8.0% Senior Notes as current debt as of December 31, 2013.
6 5/8% Senior Notes. On December 20, 2010, KCSM issued the 6 5/8% Senior Notes due December 15, 2020, which bore interest semiannually at a fixed annual rate of 6 5/8%. On April 10, 2013, KCSM commenced a cash tender offer and consent solicitation for the 6 5/8% Senior Notes. Through May 8, 2013, KCSM purchased $181.0 million principal amount of the

6 5/8% Senior Notes as part of the KCSM Senior Notes Tendered, described above. Subsequent to the expiration of the cash tender offer, KCSM redeemed the remaining $4.0 million outstanding principal amount of the 6 5/8% Senior Notes using cash on hand.
6 1/8% Senior Notes. On May 20, 2011, KCSM issued the 6 1/8% Senior Notes due June 15, 2021 at par, which bore interest semiannually at a fixed annual rate of 6 1/8%. On April 10, 2013, KCSM commenced a cash tender offer and consent solicitation for the 6 1/8% Senior Notes. Through May 8, 2013, KCSM purchased $149.7 million principal amount of the 6 1/8% Senior Notes as part of the KCSM Senior Notes Tendered, described above. Subsequent to the expiration of the cash tender offer, KCSM purchased an additional $20.9 million principal amount of the 6 1/8% Senior Notes. On December 2, 2013, KCSM redeemed the remaining outstanding $29.4 million principal amount of the 6 1/8% Senior Notes using a portion of the proceeds received from the issuance of $250.0 million principal amount floating rate senior unsecured notes due October 28, 2016 (the “Floating Rate Senior Notes”).
2.35% Senior Notes. On May 3, 2013, KCSM issued the 2.35% Senior Notes due May 15, 2020, which bear interest semiannually at a fixed annual rate of 2.35%. The 2.35% Senior Notes were issued at a discount to par value, resulting in a $0.3 million discount and a yield to maturity of 2.368%. KCSM used the net proceeds from the issuance of the 2.35% Senior Notes and the 3.0% Senior Notes to purchase the KCSM Senior Notes Tendered, pay all fees and expenses incurred in connection with the 2.35% Senior Notes and 3.0% Senior Notes offerings and the tender offers, to finance the purchase of certain leased equipment and for other general corporate purposes. The 2.35% Senior Notes are redeemable at KCSM’s option, in whole or in part, prior to April 15, 2020, by paying the greater of either (i) 100% of the principal amount of the 2.35% Senior Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the then-current U.S. Treasury rate plus 20 basis points, plus accrued interest and any additional amounts to but excluding the redemption date. On or after April 15, 2020, the 2.35% Senior Notes may be redeemed at KCSM’s option, in whole or in part, at any time at a redemption price equal to 100% of the principal amount, plus any accrued and unpaid interest. In addition, the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued unpaid interest in the event of certain changes in the Mexican withholding tax rate.
3.0% Senior Notes. On May 3, 2013, KCSM issued the 3.0% Senior Notes due May 15, 2023, which bear interest semiannually at a fixed annual rate of 3.0%. The 3.0% Senior Notes were issued at a discount to par value, resulting in a $1.9 million discount and a yield to maturity of 3.048%. KCSM used the net proceeds from the issuance of the 3.0% Senior Notes and the 2.35% Senior Notes to purchase the KCSM Senior Notes Tendered, pay all fees and expenses incurred in connection with the 2.35% Senior Notes and 3.0% Senior Notes offerings and the tender offers, to finance the purchase of certain leased equipment and for other general corporate purposes. The 3.0% Senior Notes are redeemable at KCSM’s option, in whole or in part, prior to February 15, 2023, by paying the greater of either (i) 100% of the principal amount of the 3.0% Senior Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the then-current U.S. Treasury rate plus 20 basis points, plus accrued interest and any additional amounts to but excluding the redemption date. On or after February 15, 2023, the 3.0% Senior Notes may be redeemed at KCSM’s option, in whole or in part, at any time at a redemption price equal to 100% of the principal amount, plus any accrued and unpaid interest. In addition, the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued unpaid interest in the event of certain changes in the Mexican withholding tax rate.
Floating Rate Senior Notes. On October 29, 2013, KCSM issued the Floating Rate Senior Notes due October 28, 2016, which bear interest quarterly at a rate equal to the three-month U.S. dollar LIBOR plus 70 basis points per annum. KCSM used the net proceeds from the issuance of the Floating Rate Senior Notes to pay fees and expenses related to the issuance of the Floating Rate Senior Notes and redeem the outstanding $29.4 million principal amount of the 6 1/8% Senior Notes. In addition, the Company intends to use the remaining net proceeds to redeem the outstanding $62.8 million principal amount of the KCSM 8.0% Senior Notes during the first quarter of 2014 and to finance the purchase or replacement of certain equipment under the Lease Conversion Program. Any net proceeds not used for these purposes will be used for general corporate purposes. The notes are redeemable, in whole but not in part, at KCSM’s option at any time at a redemption price of 100% of their principal amount, plus any accrued unpaid interest in the event of certain changes in the Mexican withholding tax rate.
All of KCSM’s senior notes described above are denominated in U.S. dollars; are unsecured, unsubordinated obligations; rank pari passu in right of payment with KCSM’s existing and future unsecured, unsubordinated obligations and are senior in right of payment to KCSM’s future subordinated indebtedness. In addition, KCSM’s senior notes include certain covenants which are customary for these types of debt instruments issued by borrowers with similar credit ratings and restrict or prohibit certain actions.
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
Debt Covenants Compliance
The Company was in compliance with all of its debt covenants as of December 31, 2013.
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
Capitalization, Depreciation and Amortization of Property and Equipment (including Concession Assets)
Due to the highly capital intensive nature of the railroad industry, capitalization and depreciation of property and equipment are a substantial portion of the Company’s consolidated financial statements. Net property and equipment, including concession assets, comprised approximately 85% of the Company’s total assets as of December 31, 2013, and related depreciation and amortization comprised approximately 14% of total operating expenses for the year ended December 31, 2013.
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

Based on the above factors, as of December 31, 2013, the Company continues to believe that it is probable that the Concession will be renewed for an additional 50-year term beyond the current term.
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
Also under the group method of depreciation, the cost of railroad property and equipment (net of salvage or sales proceeds) retired or replaced in the normal course of business is charged to accumulated depreciation with no gain or loss recognized. Actual historical costs are retired when available, such as with equipment costs. The use of estimates in recording the retirement of roadway assets is necessary as it is impractical to track individual, homogeneous network-type assets. Certain types of roadway assets are retired using statistical curves derived from the depreciation studies that indicate the relative distribution of the age of the assets retired. For other roadway assets, historical costs are estimated by (1) deflating current costs using inflation indices published by the U.S. Bureau of Labor Statistics and (2) the estimated useful life of the assets as determined by the depreciation studies. The indices applied to the replacement value are selected because they closely correlate with the major costs of the items comprising the roadway assets. Because of the number of estimates inherent in the depreciation and retirement processes and because it is impossible to precisely estimate each of these variables until a group of assets is completely retired, the Company continually monitors the estimated useful lives of its assets and the accumulated depreciation associated with each asset group to ensure the depreciation rates are appropriate. Gains or losses on dispositions of land or non-group property and abnormal retirements of railroad property are recognized through income. A retirement of railroad property would be considered abnormal if the cause of the retirement is unusual in nature and its actual life is significantly shorter than what would be expected for that group based on the depreciation studies. An abnormal retirement could cause the Company to re-evaluate the estimated useful life of the impacted asset class. There were no significant gains or losses from abnormal retirements of property or equipment for any of the three years ended December 31, 2013.
Estimation of the average useful lives of assets and net salvage values require significant management judgment. Estimated average useful lives may vary over time due to changes in physical use, technology, asset strategies and other factors that could have an impact on the retirement experience of the asset classes. Accordingly, changes in the assets’ estimated useful lives could significantly impact future periods’ depreciation expense. Depreciation and amortization expense for the year ended December 31, 2013 was $223.3 million. If the weighted average useful lives of assets were changed by one year, annual depreciation and amortization expense would change approximately $7.7 million.
Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value would be reduced to the estimated fair value. Future cash flow estimates for an impairment review would be based on the lowest level of identifiable cash flows, which are the Company’s U.S. and Mexican operations. During the years ended December 31, 2013 and 2012, management did not identify any indicators of impairment.
Provision for Personal Injury Claims
Personal injury claims represent work-related injuries and third party liabilities resulting from crossing collisions and derailments. Claims are estimated and recorded for known reported occurrences as well as for incurred but not reported (“IBNR”) occurrences. Consistent with general practices within the railroad industry, the estimated liability is actuarially determined on an undiscounted basis. The actuarial analysis is performed semi-annually by an independent third party actuarial firm and reviewed by management. In estimating the liability, the actuarial study calculates an estimate using historical experience and estimates of claim costs as well as numerous assumptions regarding factors relevant to the derivation of an estimate of future claim costs.
Personal injury claims are subject to a significant degree of uncertainty, especially estimates related to incurred but not reported personal injuries for which a party has yet to assert a claim. In deriving an estimate of the provision for personal injury claims, management must make assumptions related to substantially uncertain matters (injury severity, claimant age and legal jurisdiction). Changes in the assumptions used for actuarial studies could have a material effect on the estimate of the provision for personal injury claims. The most sensitive assumptions for personal injury accruals are the expected average cost per claim and the projected frequency rates for the number of claims that will ultimately result in payment. Management believes that the accounting estimate related to the liability for personal injuries claims is critical to KCS’s results of operations. See also Note 13 to the Consolidated Financial Statements in Item 8 of this Form 10-K.
Income Taxes
Deferred income taxes represent a net asset or liability of the Company. For financial reporting purposes, management determines the current tax liability, as well as deferred tax assets and liabilities, in accordance with the liability method of accounting for income taxes. The provision for income taxes is the sum of income taxes both currently payable and deferred into the future. Currently payable income taxes represent the liability related to the Company’s U.S., state and foreign income tax returns for the current year and anticipated tax payments resulting from income tax audits, while the net deferred tax expense or benefit represents the change in the balance of net deferred tax assets or liabilities as reported on the balance sheet. The changes in deferred tax assets and liabilities are determined based upon the estimated timing of reversal of differences between the carrying amount of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes as measured using the currently enacted tax rates that will be in effect at the time these differences are expected to reverse. Additionally, management estimates whether taxable operating income in future periods will be sufficient to fully recognize any deferred tax assets.
Income tax expense related to Mexican operations has additional complexities such as the impacts of exchange rate variations and inflation, both of which can have a significant impact on the effective income tax rate.
Management believes that the assumptions and estimates related to the provision for income taxes are critical to the Company’s results of operations. For the year ended December 31, 2013, income tax expense totaled $198.3 million. For every 1% change in the 2013 effective rate, income tax expense would have changed by approximately $5.5 million. If the Mexican inflation rate used at the end of 2013 had increased by 1%, the effective income tax rate would have increased from 35.9% to 36.1%, and income tax expense would have increased by approximately $1.0 million. For further information on the impact of foreign exchange fluctuation on income taxes, refer to Foreign Exchange Sensitivity in Item 7A.

OTHER MATTERS
Litigation. The Company is a party to various legal proceedings and administrative actions, all of which are of an ordinary, routine nature and incidental to its operations. Included in these proceedings are various tort claims brought by current and former employees for job related injuries and by third parties for injuries related to railroad operations. KCS aggressively defends these matters and has established liability provisions that management believes are adequate to cover expected costs. Although it is not possible to predict the outcome of any legal proceeding, in the opinion of the Company’s management, other than those proceedings described in Note 13 to the Consolidated Financial Statements in Item 8 of this Form 10-K, such proceedings and actions should not, individually, or in the aggregate, have a material adverse effect on the Company’s consolidated financial statements.
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
KCS utilizes various financial instruments that have certain inherent market risks. These instruments have not been entered into for trading purposes. The following information, together with information included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 to the Consolidated Financial Statements in Item 8 of this Form 10-K, describe the key aspects of certain financial instruments that have market risk to KCS.
Interest Rate Sensitivity. Floating-rate indebtedness totaled $495.3 million and $543.8 million at December 31, 2013 and 2012, respectively. The Company’s revolving credit facilities, term loan facilities and floating rate senior notes contain variable rate debt that accrues interest based on target interest indexes (London Interbank Offered Rate — “LIBOR” or an alternative base rate) plus an applicable spread. The Company has an aggregate notional amount of $151.1 million of interest rate hedges at December 31, 2013, which effectively convert interest payments from variable rates to fixed rates. Considering the net balance of $344.2 million of variable rate debt at December 31, 2013, KCS is sensitive to fluctuations in interest rates. For example, a hypothetical 100 basis points increase in each of the respective target interest indexes would result in additional interest expense of $3.4 million on an annualized basis for the floating-rate instruments issued by the Company as of December 31, 2013.
Based upon the borrowing rates available to KCS and its subsidiaries for indebtedness with similar terms and average maturities, the fair value of debt was approximately $2,082.9 million and $1,719.9 million at December 31, 2013 and 2012, respectively, compared with a carrying value of $2,188.9 million and $1,607.8 million at December 31, 2013 and 2012, respectively.
Commodity Price Sensitivity. KCS periodically participates in diesel fuel purchase commitment and swap transactions. At December 31, 2013 and 2012, KCS did not have any outstanding fuel swap agreements. The Company also holds fuel inventories for use in operations. These inventories are not material to KCS’s overall financial position. Fuel costs are expected to reflect market conditions in 2014; however, fuel costs are unpredictable and subject to a variety of factors outside the Company’s control. Assuming annual consumption of 127 million gallons, a 10 cent change in the price per gallon of fuel would cause a $12.7 million change in operating expenses. KCS is able to mitigate the impact of increased fuel costs through fuel surcharge revenues from customers.
Foreign Exchange Sensitivity. KCS’s foreign subsidiaries use the U.S. dollar as their functional currency; however, a portion of the foreign subsidiaries’ revenues and expenses are denominated in Mexican pesos. Based on the volume of revenue and expense transactions denominated in Mexican pesos, revenue and expense fluctuations generally offset, with insignificant net impacts to operating income.
The Company has exposure to fluctuations in the value of the Mexican peso against the U.S. dollar due to its net monetary assets that are denominated in Mexican pesos. The Company had Ps.647.2 million of net monetary assets at December 31, 2013.
The following table presents an estimate of the impact to the consolidated statements of income that would result from a hypothetical one Mexican peso change in the exchange rate at December 31, 2013:

	Hypothetical Change in Exchange Rate	Amount of Gain (Loss)	Affected Line Item in the Consolidated Statements of Income
Net monetary assets denominated in Mexican pesos at December 31, 2013:
Ps.647.2 million	From Ps.13.1 to Ps.14.1	($3.5 million)	Foreign exchange gain (loss)
Ps.647.2 million	From Ps.13.1 to Ps.12.1	$4.1 million	Foreign exchange gain (loss)
Mexican income taxes are paid in Mexican pesos, and as a result, the effective income tax rate reflects fluctuations in the value of the Mexican peso against the U.S. dollar. Most significantly, any gain or loss from the revaluation of net U.S. dollar-

denominated monetary liabilities (primarily debt) into Mexican pesos is included in Mexican taxable income under Mexican tax law. As a result, a strengthening of the Mexican peso against the U.S. dollar for the reporting period will generally increase the Mexican cash tax obligation and the effective income tax rate, and a weakening of the Mexican peso against the U.S. dollar for the reporting period will generally decrease the Mexican cash tax obligation and the effective tax rate.
The following table presents an estimate of the impact to the effective income tax rate and income tax expense that would result from a hypothetical one Mexican peso change in the exchange rate at December 31, 2013:

Hypothetical Change in Exchange Rate	Increase (Decrease) in Effective Income Tax Rate	Amount of Expense (Benefit)	Affected Line Item in the Consolidated Statements of Income
From Ps.13.1 to Ps.14.1	(5.8%)	($31.9 million)	Income tax expense
From Ps.13.1 to Ps.12.1	6.7%	$36.8 million	Income tax expense
During January 2014, the Company entered into foreign currency forward contracts with an aggregate notional amount of $345.0 million to hedge its exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar. These contracts mature on December 31, 2014, and obligate the Company to purchase a total of Ps.4,642.5 million at a weighted average exchange rate of Ps.13.46 to each U.S. dollar. The Company has not designated these foreign currency forward contracts as hedging instruments for accounting purposes. The foreign currency forward contracts will be measured at fair value each period and any change in fair value will be recognized in foreign exchange gain (loss) within the consolidated statements of income.

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
Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (1992) (commonly referred to as the COSO Framework). Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013, based on the criteria outlined in the COSO Framework.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report, which immediately follows this report.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Kansas City Southern:
We have audited Kansas City Southern’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Kansas City Southern maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kansas City Southern and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated January 31, 2014 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Kansas City, Missouri
January 31, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Kansas City Southern:
We have audited the accompanying consolidated balance sheets of Kansas City Southern and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kansas City Southern and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kansas City Southern’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 31, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Kansas City, Missouri
January 31, 2014

Kansas City Southern and Subsidiaries
Consolidated Statements of Income
Years Ended December 31,

	2013	2012	2011
	(In millions, except share and per share amounts)
Revenues	$2,369.3	$2,238.6	$2,098.3
Operating expenses:
Compensation and benefits	441.6	430.5	423.8
Purchased services	217.6	219.8	204.8
Fuel	389.6	359.6	346.5
Equipment costs	160.5	167.1	172.0
Depreciation and amortization	223.3	198.8	186.2
Materials and other	198.1	189.9	179.0
Elimination of deferred statutory profit sharing liability, net	—	(43.0)	—
Gain on insurance recoveries related to hurricane damage	—	—	(25.6)
Total operating expenses	1,630.7	1,522.7	1,486.7
Operating income	738.6	715.9	611.6
Equity in net earnings of unconsolidated affiliates	18.8	19.3	18.2
Interest expense	(80.6)	(100.4)	(129.1)
Debt retirement costs	(119.2)	(20.1)	(38.7)
Foreign exchange gain (loss)	(5.2)	2.7	(9.2)
Other income (expense), net	(0.8)	(1.0)	2.2
Income before income taxes	551.6	616.4	455.0
Income tax expense	198.3	237.0	123.1
Net income	353.3	379.4	331.9
Less: Net income attributable to noncontrolling interest	1.9	2.1	1.6
Net income attributable to Kansas City Southern and subsidiaries	351.4	377.3	330.3
Preferred stock dividends	0.2	0.2	1.6
Net income available to common stockholders	$351.2	$377.1	$328.7

Earnings per share:
Basic earnings per share	$3.19	$3.44	$3.04
Diluted earnings per share	$3.18	$3.43	$3.00

Average shares outstanding (in thousands):
Basic	109,973	109,712	108,208
Potentially dilutive common shares	367	368	1,622
Diluted	110,340	110,080	109,830

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31,

	2013	2012	2011
	(In millions)
Net income	$353.3	$379.4	$331.9
Other comprehensive income (loss):
Unrealized loss on cash flow hedges arising during the period, net of tax of less than $(0.1) million and $(0.6) million	(0.2)	(1.0)	—
Reclassification adjustment from cash flow hedges included in net income, net of tax of $0.3 million, $0.3 million and $0.2 million	0.7	0.4	0.2
Amortization of prior service credit, net of tax of $(0.1) million for all periods presented	(0.1)	(0.1)	(0.2)
Foreign currency translation adjustments, net of tax of $0.4 million and $(0.5) million	—	0.5	(0.8)
Other comprehensive income (loss)	0.4	(0.2)	(0.8)
Comprehensive income	353.7	379.2	331.1
Less: comprehensive income attributable to noncontrolling interest	1.9	2.1	1.6
Comprehensive income attributable to Kansas City Southern and subsidiaries	$351.8	$377.1	$329.5

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Balance Sheets
December 31,

	2013	2012
	(In millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$429.5	$72.6
Accounts receivable, net	198.3	183.6
Materials and supplies	121.3	125.6
Deferred income taxes	131.6	92.1
Other current assets	61.7	48.4
Total current assets	942.4	522.3
Investments	41.1	51.5
Restricted funds	4.2	14.2
Property and equipment (including concession assets), net	6,356.3	5,684.8
Other assets	91.4	123.1
Total assets	$7,435.4	$6,395.9
LIABILITIES AND EQUITY
Current liabilities:
Debt due within one year	$332.0	$60.2
Accounts payable and accrued liabilities	398.6	364.6
Total current liabilities	730.6	424.8
Long-term debt	1,856.9	1,547.6
Deferred income taxes	1,044.6	894.2
Other noncurrent liabilities and deferred credits	126.7	128.6
Total liabilities	3,758.8	2,995.2
Commitments and contingencies	—	—
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding	6.1	6.1
$.01 par, common stock, 400,000,000 shares authorized, 123,352,185 shares issued; 110,229,229 and 110,131,353 shares outstanding at December 31, 2013 and 2012, respectively	1.1	1.1
Paid-in capital	942.5	925.3
Retained earnings	2,422.9	2,166.5
Accumulated other comprehensive loss	(2.0)	(2.4)
Total stockholders’ equity	3,370.6	3,096.6
Noncontrolling interest	306.0	304.1
Total equity	3,676.6	3,400.7
Total liabilities and equity	$7,435.4	$6,395.9

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,

	2013	2012	2011
	(In millions)
Operating activities:
Net income	$353.3	$379.4	$331.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	223.3	198.8	186.2
Deferred income taxes	111.2	197.3	120.7
Equity in net earnings of unconsolidated affiliates	(18.8)	(19.3)	(18.2)
Share-based compensation	13.6	10.7	8.5
Excess tax benefit from share-based compensation	(4.2)	(31.5)	(0.2)
Deferred compensation	—	7.3	19.5
Elimination of deferred statutory profit sharing liability	—	(47.8)	—
Distributions from unconsolidated affiliates	12.5	19.8	18.1
Gain on insurance recoveries related to hurricane damage	—	—	(25.6)
Cash payments related to hurricane damage	—	—	(3.3)
Insurance proceeds related to hurricane damage	—	—	40.2
Debt retirement costs	119.2	20.1	38.7
Changes in working capital items:
Accounts receivable	(14.4)	(21.5)	(1.5)
Materials and supplies	7.1	(9.3)	(7.2)
Other current assets	(1.8)	(15.1)	(26.8)
Accounts payable and accrued liabilities	0.3	(3.0)	(7.5)
Other, net	(3.0)	(12.7)	(35.5)
Net cash provided by operating activities	798.3	673.2	638.0
Investing activities:
Capital expenditures	(594.8)	(517.1)	(482.2)
Purchase or replacement of equipment under operating leases	(211.8)	(22.9)	(12.8)
Property investments in MSLLC	(31.6)	(35.2)	(33.3)
Contributions from noncontrolling interest	—	7.8	10.0
Insurance proceeds related to hurricane damage	—	—	12.4
Proceeds from disposal of property	8.2	14.7	10.0
Other, net	(3.3)	0.8	(14.5)
Net cash used for investing activities	(833.3)	(551.9)	(510.4)
Financing activities:
Proceeds from issuance of long-term debt	1,918.4	329.6	550.0
Repayment of long-term debt	(1,343.2)	(375.9)	(653.3)
Debt costs	(117.8)	(22.1)	(36.6)
Proceeds from employee stock plans	1.5	1.9	2.1
Excess tax benefit from share-based compensation	4.2	31.5	0.2
Dividends paid	(71.2)	(86.1)	(3.0)
Net cash provided by (used for) financing activities	391.9	(121.1)	(140.6)
Cash and cash equivalents:
Net increase (decrease) during each period	356.9	0.2	(13.0)
At beginning of year	72.6	72.4	85.4
At end of year	$429.5	$72.6	$72.4
Supplemental cash flow information
Non-cash investing and financing activities:
Capital expenditures and purchase or replacement of equipment under operating lease accrued but not yet paid at end of year	$50.1	$44.4	$61.7
Capital lease obligations incurred	—	13.8	0.7
Non-cash asset acquisitions	56.7	13.2	116.1
Dividends accrued but not yet paid at end of year	23.8	—	—
Cash payments:
Interest paid, net of amounts capitalized	$84.1	$97.9	$125.0
Income tax payments, net of refunds	99.2	1.9	0.9

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Changes in Equity

	$25 Par Preferred Stock	$1 Par Cumulative Preferred Stock	$.01 Par Common Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total
		Series D 5.125%
	(In millions)
Balance at December 31, 2010	$6.1	$0.2	$1.0	$877.2	$1,548.0	$(1.4)	$282.6	$2,713.7
Net income					330.3		1.6	331.9
Other comprehensive loss						(0.8)		(0.8)
Contributions from noncontrolling interest							10.0	10.0
Conversion of series D cumulative convertible preferred stock		(0.2)						(0.2)
Common stock issued for conversion of series D cumulative convertible preferred stock			0.1	0.1				0.2
Dividends on $25 par preferred stock ($1.00/share)					(0.3)			(0.3)
Dividends on series D cumulative preferred stock ($12.81/share)					(2.7)			(2.7)
Options exercised and stock subscribed, net of shares withheld for employee taxes				(1.8)				(1.8)
Tax benefit from share-based compensation				0.2				0.2
Share-based compensation				8.5				8.5
Balance at December 31, 2011	6.1	—	1.1	884.2	1,875.3	(2.2)	294.2	3,058.7
Net income					377.3		2.1	379.4
Other comprehensive loss						(0.2)		(0.2)
Contributions from noncontrolling interest							7.8	7.8
Dividends on common stock ($0.78/share)					(85.9)			(85.9)
Dividends on $25 par preferred stock ($1.00/share)					(0.2)			(0.2)
Options exercised and stock subscribed, net of shares withheld for employee taxes				(1.1)				(1.1)
Tax benefit from share-based compensation				31.5				31.5
Share-based compensation				10.7				10.7
Balance at December 31, 2012	6.1	—	1.1	925.3	2,166.5	(2.4)	304.1	3,400.7
Net income					351.4		1.9	353.3
Other comprehensive income						0.4		0.4
Dividends on common stock ($0.86/share)					(94.8)			(94.8)
Dividends on $25 par preferred stock ($1.00/share)					(0.2)			(0.2)
Options exercised and stock subscribed, net of shares withheld for employee taxes				(0.6)				(0.6)
Tax benefit from share-based compensation				4.2				4.2
Share-based compensation				13.6				13.6
Balance at December 31, 2013	$6.1	$—	$1.1	$942.5	$2,422.9	$(2.0)	$306.0	$3,676.6

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

•
Meridian Speedway, LLC (“MSLLC”), a seventy percent-owned consolidated affiliate. MSLLC owns the former KCSR rail line between Meridian, Mississippi and Shreveport, Louisiana, which is the portion of the KCSR rail line between Dallas, Texas and Meridian known as the “Meridian Speedway”;

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

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

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

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

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
Accounts Receivable, net. Accounts receivable are net of an allowance for uncollectible accounts as determined by historical experience and adjusted for economic uncertainties or known trends. Accounts are charged to the allowance when a customer enters bankruptcy, when an account has been transferred to a collection agent or submitted for legal action, or when a customer is significantly past due and all available means of collection have been exhausted. At December 31, 2013 and 2012, the allowance for doubtful accounts was $4.2 million and $3.2 million, respectively. For the years ended December 31, 2013 and 2011, bad debt expense was $0.5 million and $0.9 million, respectively. Accounts receivable allowance recovery was $0.1 million for the year ended December 31, 2012.
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
Restricted Funds. Restricted funds represents cash held by MSLLC which is restricted for use by KCS. These funds are restricted until they are used by MSLLC for specified property additions on the Meridian Speedway.
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

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

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
Also under the group method of depreciation, the cost of railroad property and equipment (net of salvage or sales proceeds) retired or replaced in the normal course of business is charged to accumulated depreciation with no gain or loss recognized. Actual historical costs are retired when available, such as with equipment costs. The use of estimates in recording the retirement of roadway assets is necessary as it is impractical to track individual, homogeneous network-type assets. Certain types of roadway assets are retired using statistical curves derived from the depreciation studies that indicate the relative distribution of the age of the assets retired. For other roadway assets, historical costs are estimated by (1) deflating current costs using inflation indices published by the U.S. Bureau of Labor Statistics and (2) the estimated useful life of the assets as determined by the depreciation studies. The indices applied to the replacement value are selected because they closely correlate with the major costs of the items comprising the roadway assets. Because of the number of estimates inherent in the depreciation and retirement processes and because it is impossible to precisely estimate each of these variables until a group of assets is completely retired, the Company continually monitors the estimated useful lives of its assets and the accumulated depreciation associated with each asset group to ensure the depreciation rates are appropriate. Gains or losses on dispositions of land or non-group property and abnormal retirements of railroad property are recognized through income. A retirement of railroad property would be considered abnormal if the cause of the retirement is unusual in nature and its actual life is significantly shorter than what would be expected for that group based on the depreciation studies. An abnormal retirement could cause the Company to re-evaluate the estimated useful life of the impacted asset class.
Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value would be reduced to the estimated fair value. Future cash flow estimates for an impairment review would be based on the lowest level of identifiable cash flows, which are the Company’s U.S. and Mexican operations. During the years ended December 31, 2013 and 2012, management did not identify any indicators of impairment.

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in business combinations. As of December 31, 2013 and 2012, the goodwill balance was $13.2 million, which is included in other assets in the consolidated balance sheets. Goodwill is not amortized, but is reviewed at least annually, or more frequently as indicators warrant, for impairment. An impairment loss would be recognized to the extent that the carrying amount exceeds the assets’ fair values. The Company performed its annual impairment review for goodwill as of November 30, 2013 and 2012, and concluded there was no impairment.
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
Share-Based Compensation. The Company accounts for all share-based compensation in accordance with fair value recognition provisions. Under this method, compensation expense is measured at grant date fair value net of estimated forfeitures, and is recognized over the requisite service period in which the award is earned.

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

The Company issues treasury stock to settle share-based awards. The Company does not intend to repurchase any shares in 2014 to provide shares to issue as share-based awards; however, management frequently evaluates the appropriateness of the level of shares outstanding.
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
New Accounting Pronouncements
Effective January 1, 2013, the Company adopted, on a prospective basis, the new guidance issued by the Financial Accounting Standards Board related to the disclosure of amounts reclassified out of accumulated other comprehensive income by component and line item within the consolidated statements of income.

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

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

The following table reconciles the basic earnings per share computation to the diluted earnings per share computation (in millions, except share and per share amounts):

	2013	2012	2011
Net income available to common stockholders for purposes of computing basic earnings per share	$351.2	$377.1	$328.7
Effect of dividends on conversion of convertible preferred stock	—	—	1.3
Net income available to common stockholders for purposes of computing diluted earnings per share	$351.2	$377.1	$330.0
Weighted-average number of shares outstanding (in thousands):
Basic shares	109,973	109,712	108,208
Additional weighted average shares attributable to:
Convertible preferred stock	—	—	1,245
Stock options and nonvested shares	367	368	377
Diluted shares	110,340	110,080	109,830

Basic earnings per share	$3.19	$3.44	$3.04
Diluted earnings per share	$3.18	$3.43	$3.00
Potentially dilutive shares excluded from the calculation (in thousands):

	2013	2012	2011
Stock options excluded as their inclusion would be anti-dilutive	57	—	96

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

Note 4. Property and Equipment (including Concession Assets)
The following tables list the major categories of property and equipment, including concession assets, as well as the weighted-average composite depreciation rate for each category (in millions, except percentages):

As of December 31, 2013	Cost	Accumulated Depreciation	Net Book Value	Depreciation Rates for 2013
Land	$216.4	$—	$216.4	N/A
Concession land rights	141.2	(20.9)	120.3	1.0%
Rail and other track material	1,617.8	(341.1)	1,276.7	1.8-3.1%
Ties	1,425.1	(303.7)	1,121.4	2.0-4.3%
Grading	829.6	(129.7)	699.9	1.1%
Bridges and tunnels	606.4	(116.5)	489.9	1.2%
Ballast	602.7	(155.2)	447.5	2.6-4.8%
Other (a)	874.1	(252.8)	621.3	2.9%
Total road property	5,955.7	(1,299.0)	4,656.7	2.7%
Locomotives	1,017.4	(193.2)	824.2	5.0%
Freight cars	362.2	(78.9)	283.3	3.9%
Other equipment	56.6	(14.1)	42.5	7.4%
Total equipment	1,436.2	(286.2)	1,150.0	4.8%
Technology and other	152.8	(111.3)	41.5	11.6%
Construction in progress	171.4	—	171.4	N/A
Total property and equipment (including concession assets)	$8,073.7	$(1,717.4)	$6,356.3	N/A
_____________

(a)	Other includes signals, buildings and other road assets.

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

As of December 31, 2012	Cost	Accumulated Depreciation	Net Book Value	Depreciation Rates for 2012
Land	$208.9	$—	$208.9	N/A
Concession land rights	141.2	(19.5)	121.7	1.0%
Rail and other track material	1,509.9	(338.8)	1,171.1	1.8-2.8%
Ties	1,343.0	(290.9)	1,052.1	2.0-4.3%
Grading	827.8	(123.7)	704.1	1.1%
Bridges and tunnels	585.3	(110.7)	474.6	1.3%
Ballast	565.8	(137.6)	428.2	2.6-4.8%
Other (a)	832.6	(232.6)	600.0	3.1%
Total road property	5,664.4	(1,234.3)	4,430.1	2.8%
Locomotives	728.8	(155.6)	573.2	5.1%
Freight cars	196.4	(75.3)	121.1	4.5%
Other equipment	37.4	(10.7)	26.7	7.4%
Total equipment	962.6	(241.6)	721.0	5.1%
Technology and other	148.1	(101.2)	46.9	12.7%
Construction in progress	156.2	—	156.2	N/A
Total property and equipment (including concession assets)	$7,281.4	$(1,596.6)	$5,684.8	N/A
_____________

(a)	Other includes signals, buildings and other road assets.
Concession assets, net of accumulated amortization of $444.1 million and $402.7 million, totaled $1,951.0 million and $1,893.9 million at December 31, 2013 and 2012, respectively.
The Company capitalized $1.1 million, $0.9 million, and $1.0 million of interest for the years ended December 31, 2013, 2012, and 2011, respectively.
Depreciation and amortization of property and equipment (including concession assets) totaled $223.3 million, $198.8 million and $186.2 million, for 2013, 2012, and 2011, respectively.

Note 5. Other Balance Sheet Captions
Other Current Assets. Other current assets included the following items at December 31 (in millions):

	2013	2012
Refundable taxes	$40.7	$31.4
Prepaid expenses	17.7	16.6
Other	3.3	0.4
Other current assets	$61.7	$48.4

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities included the following items at December 31 (in millions):

	2013	2012
Accounts payable	$200.5	$169.1
Accrued wages and vacation	72.7	71.2
Derailments, personal injury and other claim provisions	47.9	52.7
Dividends payable	23.8	—
Income and other taxes	18.5	28.7
Rents and leases payable	10.9	12.3
Interest payable	10.3	15.5
Other	14.0	15.1
Accounts payable and accrued liabilities	$398.6	$364.6

Note 6. Fair Value Measurements
The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in Note 2 — “Significant Accounting Policies”. As of December 31, 2013, the Company’s derivative financial instruments are measured at fair value on a recurring basis and consist of interest rate swap agreements and foreign currency forward contract agreements, which are classified as Level 2 valuations. The fair value of interest rate swap liabilities was $0.1 million and $0.9 million as of December 31, 2013 and 2012, respectively. There were no foreign currency forward contract agreements outstanding as of December 31, 2013 and 2012. The Company determines the fair value of its derivative financial instrument positions based upon pricing models using inputs observed from actively quoted markets. Pricing models take into consideration the contract terms as well as other inputs, including, where applicable, forward interest rate curves and market currency exchange rates.
The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of the short-term financial instruments approximates their fair value.
The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $2,082.9 million and $1,719.9 million at December 31, 2013 and 2012, respectively. The carrying value was $2,188.9 million and $1,607.8 million at December 31, 2013 and 2012, respectively. If the Company’s debt were measured at fair value, the fair value measurements of the individual debt instruments would have been classified as either Level 1 or Level 2 in the fair value hierarchy.

Note 7. Derivative Instruments
In general, the Company enters into derivative transactions in certain situations based on management’s assessment of current market conditions and perceived risks. Management intends to respond to evolving business and market conditions and in doing so, may enter into such transactions as deemed appropriate.
Credit Risk. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages this risk by limiting its counterparties to large financial institutions which meet the Company’s credit rating standards and have an established banking relationship with the Company. As of December 31, 2013, the Company did not expect any losses as a result of default of its counterparties.
Interest Rate Swaps. In the first quarter of 2012, KCSR entered into four amortizing interest rate swaps with an aggregate notional amount of $320.0 million, which were designated as cash flow hedges. The interest rate swaps effectively converted interest payments from variable rates to fixed rates on a portion of KCSR’s outstanding Term Loan Facility and Term Loan A-2.

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

The swaps are highly effective and therefore results in minimal earnings impact associated with the ineffectiveness of these hedges.
During the second quarter of 2013, KCSR repaid the outstanding balance on the Term Loan Facility and terminated the associated interest rate swaps with an aggregate notional amount of $140.8 million. As a result of the termination, the Company recognized a loss of $0.4 million, which is included in debt retirement costs within the consolidated statements of income. As of December 31, 2013, the remaining hedging instruments associated with the Term Loan A-2 had an aggregate notional amount of $151.1 million at a fixed rate of 0.4942%. Settlements are indexed to the one-month LIBOR and will occur monthly through March 31, 2014.
Foreign Currency Forward Contracts. The Company’s Mexican subsidiaries have net U.S. dollar-denominated liabilities (primarily debt) which, for Mexican income tax purposes, are subject to periodic revaluation based on changes in the value of the Mexican peso against the U.S. dollar. This revaluation creates fluctuations in the Company’s Mexican cash tax obligation and the effective income tax rate. During the first half of 2013, the Company entered into foreign currency forward contracts with an aggregate notional amount of $325.0 million, to hedge its exposure to this risk. These contracts matured on December 31, 2013, and obligated the Company to purchase a total of Ps.4,202.3 million at a weighted average exchange rate of Ps.12.93 to each U.S. dollar. During December 2013, the Company settled these foreign currency forward contracts by entering into offsetting contracts with an aggregate notional amount of $324.3 million. These offsetting contracts matured on December 31, 2013, and obligated the Company sell a total of Ps.4,202.3 million at a weighted average exchange rate of Ps.12.96 to each U.S. dollar. The Company did not designate any of the foreign currency forward contracts as hedging instruments for accounting purposes and the related net loss was recognized in foreign exchange gain (loss) within the consolidated statements of income. As of December 31, 2013 and 2012, the Company had no outstanding foreign currency forward contracts.
The following table presents the fair value of derivative instruments included in the consolidated balance sheet (in millions):

	Derivative Liabilities
	Balance Sheet Location	December 31, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate swaps	Accounts payable and accrued liabilities	$0.1	$—
Interest rate swaps	Other noncurrent liabilities and deferred credits	—	0.9
Total derivatives designated as hedging instruments		0.1	0.9
Total derivative liabilities		$0.1	$0.9

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

The following table presents the amounts affecting the consolidated statements of income for the years ended December 31 (in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2013	2012	2011		2013	2012	2011
Interest rate swaps	$(0.2)	$(1.6)	$—	Interest expense	$(0.6)	$(0.7)	$(0.4)
				Debt retirement costs	(0.4)	—	—
Total	$(0.2)	$(1.6)	$—		$(1.0)	$(0.7)	$(0.4)

Derivatives not designated as hedging instruments				Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
					2013	2012	2011
Foreign currency forward contracts				Foreign exchange gain (loss)	$(0.7)	$—	$—
Total					$(0.7)	$—	$—
During the years ended December 31, 2013, 2012 and 2011, there was no ineffectiveness recognized related to cash flow hedges. As of December 31, 2013, the Company expects that approximately $0.1 million of net losses will be reclassified from accumulated other comprehensive loss into interest expense in the first quarter of 2014.

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

Note 8. Long-Term Debt
Long-term debt at December 31 (in millions):

	2013	2012
KCSR
Revolving credit facility, variable interest rate, due 2017	$—	$—
Term loans, variable interest rate, 1.420% at December 31, 2013, due 2018	245.3	543.8
RRIF loan, 2.96%, due serially to 2037	52.0	53.5
4.30% senior notes, due 2043	445.9	—
3.85% senior notes, due 2023	199.7	—
Capital lease obligations, due serially to 2019	9.8	12.1
Other debt obligations	0.4	0.4
Tex-Mex
RRIF loan, 4.29%, due serially to 2030	39.4	41.0
KCSM
Revolving credit facility, variable interest rate, due 2017	—	—
12 1/2% senior notes	—	95.0
8.0% senior notes, due 2018	62.3	296.9
6 5/8% senior notes	—	185.0
6 1/8% senior notes	—	200.0
2.35% senior notes, due 2020	274.7	—
3.0% senior notes, due 2023	448.2	—
Floating rate senior notes, variable interest rate, 0.9369% at December 31, 2013, due 2016	250.0	—
5.737% financing agreement, due 2023	43.8	48.4
6.195% financing agreement, due 2023	33.9	37.4
9.310% loan agreements, due 2020	74.6	81.7
Capital lease obligations, due serially to 2017	7.4	9.8
Other debt obligations	1.3	2.6
KCS
Other debt obligations	0.2	0.2
Total	2,188.9	1,607.8
Less: Debt due within one year	332.0	60.2
Long-term debt	$1,856.9	$1,547.6
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

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

On February 24, 2012, KCS, KCSR and certain other subsidiaries of the Company that guaranty the 2011 KCSR Credit Agreement entered into Amendment No. 1 and Additional Term Advance Agreement (“Amendment No. 1”), which provided for additional Term A advances to KCSR in an aggregate principal amount of $275.0 million (the “Term Loan A-2”) on substantially the same terms as those applicable to the existing Term Loan Facility under the 2011 KCSR Credit Agreement. KCSR borrowed $175.0 million of the Term Loan A-2 on February 24, 2012, and borrowed the remaining $100.0 million of Term Loan A-2 on June 1, 2012. The proceeds of the $275.0 million of borrowings under the Term Loan A-2 and available cash were used to redeem all of KCSR’s 8.0% senior unsecured notes due June 1, 2015.
On November 21, 2012, KCS, KCSR and certain other subsidiaries of the Company that guaranty the 2011 KCSR Credit Agreement entered into a second amended and restated credit agreement (the “2012 KCSR Credit Agreement”), which eliminated or modified a number of restrictive covenants in KCSR’s facilities in order to achieve consistency between KCSR and firms with investment grade credit ratings. The amendment also included a “fall-away collateral” provision whereby KCSR’s facilities would convert from secured to unsecured obligations if investment grade senior unsecured debt ratings were assigned by at least two of the three primary rating agencies. On November 21, 2012, subsequent to the closing of the 2012 KCSR Credit Agreement, KCSR’s senior unsecured debt rating was upgraded to investment grade by Moody’s Investor Service (“Moody’s”). This action, combined with investment grade ratings previously assigned to KCSR by Fitch Ratings (“Fitch”), triggered the “fall-away collateral” provision and KCSR facilities became unsecured obligations. In the event that KCSR’s senior unsecured debt ratings subsequently fall below investment grade at all three primary rating agencies, collateral would be re-pledged and the facilities would revert to secured obligations. The amendment also incorporated a change in the pricing grid for the Term Loan Facility and the Revolving Facility in the event that KCSR achieved a senior unsecured debt rating of BBB/Baa2 or higher by at least two of the three primary rating agencies. In that event, the floating interest rates paid by KCSR on the Term Loan Facility and the Revolving Facility would thereafter be determined by KCSR’s senior unsecured credit rating rather than by KCSR’s leverage ratio. Depending on KCSR’s credit rating during the life of the 2012 KCSR Credit Agreement, the margin KCSR would pay above the London Interbank Offered Rate (“LIBOR”) at any point would be equal to or lower than 1.50%. This provision did not affect the interest rate on the Term Loan A-2, which remained fixed at the LIBOR plus a margin of 1.25% regardless of KCSR’s leverage ratio or credit rating. In addition to the amendment, KCSR extended the maturities of its Revolving Facility from July 15, 2016 to November 15, 2017, and the Term Loan Facility and Term Loan A-2 from January 15, 2017 to May 15, 2018. KCSR is required to make quarterly principal payments on the term loan facilities.
On April 29, 2013, KCSR repaid the outstanding $277.5 million principal amount of the Term Loan Facility using a portion of the net proceeds from the issuance of $450.0 million principal amount of the 4.30% senior unsecured notes due May 15, 2043 (the “4.30% Senior Notes”). KCSR has classified the outstanding principal amount of the Term Loan A-2 as current debt as of December 31, 2013, as KCSR intends to repay the outstanding principal amount during the first quarter of 2014.
KCS and KCSR gave certain representations and warranties that are customary for credit agreements of this type. The 2012 KCSR Credit Agreement also contains affirmative and negative covenants that are customary for credit agreements of this type, including financial maintenance covenants related to a leverage ratio and an interest coverage ratio as defined in the 2012 KCSR Credit Agreement. Similarly, events of default under the 2012 KCSR Credit Agreement are customary for transactions of this type and include, without limitation, non-payment of obligations; breach of any representation or warranty; non-performance of covenants and obligations; default on other indebtedness; certain judgments rendered; a change in control; bankruptcy or insolvency of KCS, KCSR, any restricted subsidiary or any Subsidiary Guarantor; and an impairment of security (if any). The occurrence of an event of default could result in the acceleration of the repayment of any outstanding principal balance of the term loan facilities and the Revolving Facility.
As of December 31, 2013, KCSR had $200.0 million available under the Revolving Facility, with no outstanding borrowings. As of December 31, 2012, KCSR had $194.7 million available under the Revolving Facility, with no outstanding borrowings and a $5.3 million standby letter of credit issued and outstanding.
4.30% Senior Notes. On April 29, 2013, KCSR issued the 4.30% Senior Notes due May 15, 2043, which bear interest semiannually at a fixed annual rate of 4.30%. The 4.30% Senior Notes were issued at a discount to par value, resulting in a $4.1 million discount and a yield to maturity of 4.355%. The net proceeds from the offering were used to fund the prepayment of the

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

Term Loan Facility, to finance the purchase of certain leased equipment and for other general corporate purposes. The 4.30% Senior Notes are redeemable at KCSR’s option, in whole or in part, prior to November 15, 2042, by paying the greater of either (i) 100% of the principal amount of the 4.30% Senior Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the then-current U.S. Treasury rate plus 25 basis points, plus accrued interest to but excluding the redemption date. On or after November 15, 2042, the 4.30% Senior Notes may be redeemed at KCSR’s option, in whole or in part, at any time and from time to time at a redemption price equal to 100% of the principal amount, plus any accrued and unpaid interest.
3.85% Senior Notes. On October 29, 2013, KCSR issued $200.0 million principal amount of 3.85% senior unsecured notes due November 15, 2023 (the “3.85% Senior Notes), which bear interest semiannually at a fixed annual rate of 3.85%. The 3.85% senior notes were issued at a discount to par value, resulting in a $0.3 million discount and a yield to maturity of 3.866%. The net proceeds from the offering will be used to finance the purchase or replacement of certain equipment under the lease conversion program (the “Lease Conversion Program,” as discussed in Note 19. Subsequent Events) and pay all fees and expenses incurred in connection with the 3.85% Senior Notes offering. Any net proceeds not used for those purposes will be used for general corporate purposes. The 3.85% Senior Notes are redeemable at KCSR’s option, in whole or in part, prior to August 15, 2023, by paying the greater of either (i) 100% of the principal amount of the 3.85% Senior Notes to redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the then-current U.S. Treasury rate plus 20 basis points, plus accrued interest to but excluding the redemption date. On or after August 15, 2023, the 3.85% Senior Notes may be redeemed at KCSR’s option, in whole or in part, at any time and from time to time at a redemption price equal to 100% of the principal amount, plus any accrued and unpaid interest.
All of KCSR’s senior notes described above are unconditionally guaranteed, jointly and severally, on an unsecured senior basis, by KCS and certain domestic subsidiaries of KCS that guarantee the 2011 and 2012 KCSR Credit Agreement (the “Note Guarantors”). KCSR’s senior notes and the note guarantees rank pari passu in right of payment with KCSR’s, KCS’s and the Note Guarantors’ existing and future unsecured, unsubordinated obligations. In addition, KCSR’s senior notes include certain covenants which are customary for these types of debt instruments issued by borrowers with similar credit ratings.
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

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

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
On November 29, 2012, KCSM entered into an amended and restated credit agreement (the “2012 KCSM Credit Agreement”) with various financial institutions, which amended and restated the 2011 KCSM Credit Agreement and eliminated or modified a number of restrictive covenants in KCSM’s facility in order to achieve consistency between KCSM and firms with investment grade credit ratings. The amendment also included a “fall-away collateral” provision whereby KCSM’s facility would convert from secured to unsecured obligations if investment grade senior unsecured debt ratings were assigned by at least two of the three primary rating agencies. The upgrade of KCSM’s senior unsecured debt to investment grade by Standard & Poor’s Rating Services in the first quarter of 2013, combined with the investment grade ratings previously assigned to KCSM by Fitch, triggered the “fall-away collateral” provision and KCSM’s credit facility became an unsecured obligation. In the event that KCSM’s senior unsecured debt ratings were subsequently to fall below investment grade at all three primary rating agencies, collateral would be re-pledged and the facility would revert to a secured obligation. The amendment also incorporated a change in the pricing grid in the event that KCSM achieved a senior unsecured debt rating of BBB/Baa2 or higher by at least two of the three primary rating agencies. In that event, the floating interest rates paid by KCSM on the 2012 KCSM Credit Agreement would thereafter be determined by KCSM’s senior unsecured credit rating rather than by KCSM’s leverage ratio. Depending on KCSM’s credit rating during the life of the 2012 KCSM Credit Agreement, the margin KCSM would pay above the LIBOR at any point would be equal to or lower than 1.75%. In addition to the amendment, KCSM extended the maturity of the KCSM Revolving Facility to November 15, 2017.
KCSM and certain of its subsidiaries have agreed to subordinate payment of certain intercompany debt, certain KCSM subsidiaries guaranteed repayment of the amounts due under the 2012 KCSM Credit Agreement (up to the amount permitted by KCSM’s outstanding indentures) and certain equity interests as defined in the 2012 KCSM Credit Agreement were pledged to secure obligations under the 2012 KCSM Credit Agreement.
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

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

of default could result in the acceleration of the repayment of any outstanding principal balance of the KCSM Revolving Facility.
As of December 31, 2013 and 2012, KCSM had no amount outstanding under the KCSM Revolving Facility.
12 1/2% Senior Notes. On March 30, 2009, KCSM issued $200.0 million principal amount of 12 1/2% senior unsecured notes due April 1, 2016 (the “12 1/2% Senior Notes”), which bore interest semiannually at a fixed annual rate of 12 1/2%. The 12 1/2% Senior Notes were issued at a discount to par value, resulting in an $11.0 million discount and a yield to maturity of 13 3/4%. KCSM used a portion of the net proceeds from the offering to repay all amounts outstanding under a credit agreement KCSM entered into on June 14, 2007.
During 2010, the Company purchased $101.9 million principal amount of the 12 1/2% Senior Notes. On April 1, 2013, KCSM redeemed the remaining $98.1 million outstanding principal amount of the 12 1/2% Senior Notes at a redemption price equal to 106.250% of the principal amount.
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
On April 10, 2013, KCSM commenced a cash tender offer for the KCSM 8.0% Senior Notes, $185.0 million principal amount of the 6 5/8% senior unsecured notes due December 15, 2020 (the “6 5/8% Senior Notes”), and a portion of the $200.0 million principal amount of 6 1/8% senior unsecured notes due June 15, 2021 (the “6 1/8% Senior Notes”). In addition, KCSM concurrently commenced consent solicitations to amend the indentures governing the KCSM 8.0% Senior Notes and the 6 5/8% Senior Notes to eliminate substantially all of the restrictive covenants and certain events of default contained therein, which became operative on May 3, 2013.
Through May 8, 2013, KCSM purchased $237.2 million principal amount of the tendered KCSM 8.0% Senior Notes, $181.0 million principal amount of the tendered 6 5/8% Senior Notes and $149.7 million principal amount of the tendered 6 1/8% Senior Notes (collectively, the “KCSM Senior Notes Tendered”), in accordance with the terms and conditions of the tender offer using a portion of the proceeds received from the issuance of $275.0 million principal amount of 2.35% senior unsecured notes due May 15, 2020 (the “2.35% Senior Notes”) and $450.0 million principal amount of 3.0% senior unsecured notes due May 15, 2023 (the “3.0% Senior Notes”).
On January 29, 2014, KCSM announced that it will redeem the outstanding $62.8 million principal amount of the KCSM 8.0% Senior Notes on February 3, 2014, in accordance with the redemption option that allows KCSM to redeem the KCSM 8.0% Senior Notes on or after February 1, 2014, at the redemption price (expressed as a percentage of principal amount) of 104.000%. KCSM has classified the outstanding principal amount of the KCSM 8.0% Senior Notes as current debt as of December 31, 2013.
6 5/8% Senior Notes. On December 20, 2010, KCSM issued the 6 5/8% Senior Notes due December 15, 2020, which bore interest semiannually at a fixed annual rate of 6 5/8%. On April 10, 2013, KCSM commenced a cash tender offer and consent solicitation for the 6 5/8% Senior Notes. Through May 8, 2013, KCSM purchased $181.0 million principal amount of the 6 5/8% Senior Notes as part of the KCSM Senior Notes Tendered, described above. Subsequent to the expiration of the cash tender offer, KCSM redeemed the remaining $4.0 million outstanding principal amount of the 6 5/8% Senior Notes using cash on hand.
6 1/8% Senior Notes. On May 20, 2011, KCSM issued the 6 1/8% Senior Notes due June 15, 2021 at par, which bore interest semiannually at a fixed annual rate of 6 1/8%. On April 10, 2013, KCSM commenced a cash tender offer and consent solicitation for the 6 1/8% Senior Notes. Through May 8, 2013, KCSM purchased $149.7 million principal amount of the 6 1/8% Senior Notes as part of the KCSM Senior Notes Tendered, described above. Subsequent to the expiration of the cash

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

tender offer, KCSM purchased an additional $20.9 million principal amount of the 6 1/8% Senior Notes. On December 2, 2013, KCSM redeemed the remaining outstanding $29.4 million principal amount of the 6 1/8% Senior Notes using a portion of the proceeds received from the issuance of $250.0 million principal amount floating rate senior unsecured notes due October 28, 2016 (the “Floating Rate Senior Notes”).
2.35% Senior Notes. On May 3, 2013, KCSM issued the 2.35% Senior Notes due May 15, 2020, which bear interest semiannually at a fixed annual rate of 2.35%. The 2.35% Senior Notes were issued at a discount to par value, resulting in a $0.3 million discount and a yield to maturity of 2.368%. KCSM used the net proceeds from the issuance of the 2.35% Senior Notes and the 3.0% Senior Notes to purchase the KCSM Senior Notes Tendered, pay all fees and expenses incurred in connection with the 2.35% Senior Notes and 3.0% Senior Notes offerings and the tender offers, to finance the purchase of certain leased equipment and for other general corporate purposes. The 2.35% Senior Notes are redeemable at KCSM’s option, in whole or in part, prior to April 15, 2020, by paying the greater of either (i) 100% of the principal amount of the 2.35% Senior Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the then-current U.S. Treasury rate plus 20 basis points, plus accrued interest and any additional amounts to but excluding the redemption date. On or after April 15, 2020, the 2.35% Senior Notes may be redeemed at KCSM’s option, in whole or in part, at any time at a redemption price equal to 100% of the principal amount, plus any accrued and unpaid interest. In addition, the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued unpaid interest in the event of certain changes in the Mexican withholding tax rate.
3.0% Senior Notes. On May 3, 2013, KCSM issued the 3.0% Senior Notes due May 15, 2023, which bear interest semiannually at a fixed annual rate of 3.0%. The 3.0% Senior Notes were issued at a discount to par value, resulting in a $1.9 million discount and a yield to maturity of 3.048%. KCSM used the net proceeds from the issuance of the 3.0% Senior Notes and the 2.35% Senior Notes to purchase the KCSM Senior Notes Tendered, pay all fees and expenses incurred in connection with the 2.35% Senior Notes and 3.0% Senior Notes offerings and the tender offers, to finance the purchase of certain leased equipment and for other general corporate purposes. The 3.0% Senior Notes are redeemable at KCSM’s option, in whole or in part, prior to February 15, 2023, by paying the greater of either (i) 100% of the principal amount of the 3.0% Senior Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the then-current U.S. Treasury rate plus 20 basis points, plus accrued interest and any additional amounts to but excluding the redemption date. On or after February 15, 2023, the 3.0% Senior Notes may be redeemed at KCSM’s option, in whole or in part, at any time at a redemption price equal to 100% of the principal amount, plus any accrued and unpaid interest. In addition, the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued unpaid interest in the event of certain changes in the Mexican withholding tax rate.
Floating Rate Senior Notes. On October 29, 2013, KCSM issued the Floating Rate Senior Notes due October 28, 2016, which bear interest quarterly at a rate equal to the three-month U.S. dollar LIBOR plus 70 basis points per annum. KCSM used the net proceeds from the issuance of the Floating Rate Senior Notes to pay fees and expenses related to the issuance of the Floating Rate Senior Notes and redeem the outstanding $29.4 million principal amount of the 6 1/8% Senior Notes. In addition, the Company intends to use the remaining net proceeds to redeem the outstanding $62.8 million principal amount of the KCSM 8.0% Senior Notes during the first quarter of 2014 and to finance the purchase or replacement of certain equipment under the Lease Conversion Program as discussed in Note 19. Subsequent Events. Any net proceeds not used for these purposes will be used for general corporate purposes. The notes are redeemable, in whole but not in part, at KCSM’s option at any time at a redemption price of 100% of their principal amount, plus any accrued unpaid interest in the event of certain changes in the Mexican withholding tax rate.
All of KCSM’s senior notes described above are denominated in U.S. dollars; are unsecured, unsubordinated obligations; rank pari passu in right of payment with KCSM’s existing and future unsecured, unsubordinated obligations and are senior in right of payment to KCSM’s future subordinated indebtedness. In addition, KCSM’s senior notes include certain covenants which are customary for these types of debt instruments issued by borrowers with similar credit ratings and restrict or prohibit certain actions.

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

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
Debt Covenants Compliance
The Company was in compliance with all of its debt covenants as of December 31, 2013.
Other Debt Provisions
Change in Control Provisions. Certain loan agreements and debt instruments entered into or guaranteed by the Company and its subsidiaries provide for default in the event of a specified change in control of the Company or particular subsidiaries of the Company.

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

Leases and Debt Maturities
The Company leases transportation equipment, as well as office and other operating facilities, under various capital and operating leases. Rental expenses under operating leases were $106.7 million, $108.8 million, and $120.6 million for the years ended December 31, 2013, 2012, and 2011, respectively. Operating leases that contain scheduled rent adjustments are recognized on a straight-line basis over the term of the lease. Contingent rentals and sublease rentals were not significant. Minimum annual payments and present value thereof under existing capital leases, other debt maturities and minimum annual rental commitments under non-cancelable operating leases are as follows (in millions):

	Long- Term Debt	Capital Leases			Total Debt	Operating Leases (i)
Years		Minimum Lease Payments	Less Interest	Net Present Value		Southern Capital	Third Party	Total
2014	$327.9	$5.0	$0.9	$4.1	$332.0	$8.5	$90.5	$99.0
2015	20.1	5.0	0.8	4.2	24.3	8.3	78.2	86.5
2016	270.8	4.5	0.6	3.9	274.7	8.3	68.1	76.4
2017	22.0	2.3	0.3	2.0	24.0	8.3	55.1	63.4
2018	35.2	2.2	0.2	2.0	37.2	8.3	34.9	43.2
Thereafter	1,495.7	1.0	—	1.0	1,496.7	30.4	124.7	155.1
Total	$2,171.7	$20.0	$2.8	$17.2	$2,188.9	$72.1	$451.5	$523.6
_____________________

(i)
During the fourth quarter of 2013, the Company initiated the Lease Conversion Program to purchase certain equipment under existing operating leases and to purchase replacement equipment as certain operating leases expire. Refer to Note 19 Subsequent Events for further information.

In the normal course of business, the Company enters into long-term contractual requirements for future goods and services needed for the operations of the business. Such commitments are not in excess of expected requirements and are not reasonably likely to result in performance penalties or payments that would have a material adverse effect on the Company’s liquidity.

Note 9. Income Taxes
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

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

Tax Expense. Income tax expense consists of the following components (in millions):

	2013	2012	2011
Current:
Federal	$6.0	$2.8	$—
State and local	1.9	0.7	0.7
Foreign	79.2	36.2	1.7
Total current	87.1	39.7	2.4
Deferred:
Federal	99.0	99.2	78.0
State and local	11.9	(7.4)	4.5
Foreign	0.3	105.5	38.2
Total deferred	111.2	197.3	120.7
Total income tax expense	$198.3	$237.0	$123.1
Income before income taxes consists of the following (in millions):

	2013	2012	2011
Income before income taxes:
U.S.	$319.2	$282.8	$231.0
Foreign	232.4	333.6	224.0
Total income before income taxes	$551.6	$616.4	$455.0
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities follow at December 31 (in millions):

	2013	2012
Assets:
Loss carryovers	$52.6	$54.3
Book reserves not currently deductible for tax	94.3	77.1
Other	64.6	76.1
Gross deferred tax assets before valuation allowance	211.5	207.5
Valuation allowance	(3.4)	(4.3)
Net deferred tax assets	208.1	203.2
Liabilities:
Depreciation and amortization	(1,047.1)	(925.5)
Investments	(66.3)	(73.8)
Other	(7.7)	(6.0)
Gross deferred tax liabilities	(1,121.1)	(1,005.3)
Net deferred tax liability	$(913.0)	$(802.1)

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

Tax Rates. Differences between the Company’s effective income tax rate and the U.S. federal statutory income tax rate of 35% follow (in millions):

	2013		2012		2011
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Income tax expense using the statutory rate in effect	$193.1	35.0%	$215.7	35.0%	$159.3	35.0%
Tax effect of:
Difference between U.S. and foreign tax rate	(15.4)	(2.8%)	(18.4)	(3.0%)	(14.5)	(3.2%)
Foreign exchange and inflation adjustments (i)	4.7	0.8%	42.3	6.9%	(23.5)	(5.2%)
State and local income tax provision, net	8.9	1.6%	8.4	1.3%	7.0	1.5%
Change in valuation allowances	(0.9)	(0.2%)	(11.2)	(1.8%)	(1.6)	(0.4%)
Tax credits	(4.0)	(0.7%)	(3.1)	(0.5%)	(2.3)	(0.5%)
Reversal of previously recognized benefit due to court ruling	4.4	0.8%	—	—	—	—
Uncertain tax positions	(0.1)	—	1.9	0.3%	—	—
Other, net	7.6	1.4%	1.4	0.2%	(1.3)	(0.1%)
Income tax expense	$198.3	35.9%	$237.0	38.4%	$123.1	27.1%
_____________________

(i)
Mexican income taxes paid in Mexico are paid in Mexican pesos, and as a result, the effective income tax rate reflects fluctuations in the value of the Mexican peso against the U.S. dollar. Most significantly, any gain or loss from the revaluation of net U.S. dollar-denominated monetary liabilities (primarily debt) into Mexican pesos is included in Mexican taxable income under Mexican tax law. As a result, a strengthening of the Mexican peso against the U.S. dollar for the reporting period will generally increase the Mexican cash tax obligation and the effective income tax rate, and a weakening of the Mexican peso against the U.S. dollar for the reporting period will generally decrease the Mexican cash tax obligation and the effective tax rate. To hedge its exposure to this risk, during the first half of 2013, the Company entered into foreign currency forward contracts with an aggregate notional amount of $325.0 million. The foreign currency forward contracts were measured at fair value each period and any change in fair value was recognized in foreign exchange gain (loss) within the consolidated statements of income. Refer to Note 7 Derivative Instruments for further information.

Difference Attributable to Foreign Investments. At December 31, 2013, the Company’s book basis exceeded the tax basis of its foreign investments by $1,329.6 million. The Company has not provided a deferred income tax liability for the income taxes, if any, which might become payable on the realization of this basis difference because the Company intends to indefinitely reinvest in foreign investments the operating earnings which gave rise to the basis differential or remit the earnings in tax-free transactions. Moreover, the Company has no other plans to realize this basis differential by a sale of its interests in foreign investments. If the earnings were to be remitted in a taxable transaction, as of December 31, 2013, the Company would incur gross federal income taxes of $465.4 million which would be partially offset by foreign tax credits.
Changes in Tax Law. On December 11, 2013, changes to the Mexican Federal Income Tax Law were approved eliminating the statutory income tax rate reduction to 29% for 2014 and 28% for 2015 and thereafter, and leaving the current 30% statutory income tax rate in effect for future years. Additionally, the Entrepreneurial Tax of Unique Rate (referred to by its Spanish acronym, IETU or Flat Tax) has been repealed as of January 1, 2014. The Company's deferred income tax assets and liabilities were revalued using the rates expected to be in effect when the underlying temporary differences are expected to reverse. This revaluation was immaterial to the 2013 tax provision.

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

Tax Carryovers. The Company has both U.S. federal and state net operating losses which are carried forward 20 years for federal tax purposes and from 5 to 20 years for state tax purposes. Both the federal and state loss carryovers are analyzed each year to determine the likelihood of realization. The U.S. federal loss carryover at December 31, 2013, was $7.1 million and if not used, would begin to expire in 2023. The Company has $29.1 million of tax credit carryovers consisting primarily of $23.1 million of track maintenance credits which, if not used, will begin to expire in 2026, and $1.5 million of alternative minimum tax credits, which do not expire.
The state loss carryovers arise from both combined and separate tax filings from as early as 1999. The loss carryovers may expire as early as December 31, 2014 and as late as December 31, 2032. The state loss carryover at December 31, 2013, was $437.1 million.
The Mexico federal loss carryovers at December 31, 2013, were $108.5 million and will begin to expire in 2016. A deferred tax asset was recorded in prior periods for the expected future tax benefit of these losses which will be carried forward to reduce only ordinary Mexican income tax payable in future years. A deferred tax asset is also recorded for an asset tax credit carryover in the amount of $6.2 million, which will begin to expire in 2017.
The valuation allowance for deferred tax assets as of December 31, 2013 and 2012, was $3.4 million and $4.3 million, respectively.
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

	2013	2012
Balance at January 1,	$3.6	$1.7
Additions based on tax positions related to the current year	—	0.9
Additions for tax positions of prior years	—	1.0
Reductions for tax positions of prior years	(0.1)	—
Balance at December 31,	$3.5	$3.6
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
Tax Contingencies. In the U.S., federal tax returns filed for periods after 2009 remain open to examination by the IRS. In 2014, the IRS initiated an examination on the 2011 and 2012 federal tax returns. State income tax returns generally remain open to examination for three to four years following the filing of the return.
In Mexico, tax returns filed for periods after 2007 were filed on a separate company basis and remain open to examination by the taxing authorities. KCSM’s 2007 and 2010 tax returns are currently under examination by the Servicio de Administracion Tributaria (the “SAT”), the Mexican equivalent of the IRS. The Company received audit assessments for KCSM for the year ended December 31, 2005, and NAFTA Rail, S.A. de C.V. for the year ended December 31, 2009, from the SAT. The Company initiated administrative proceedings with the SAT for both audits and in June 2013 settled the NAFTA Rail,

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

S.A. de C.V. assessment for an immaterial amount. The KCSM assessment is being litigated. The Company believes it has strong legal arguments in its favor and more likely than not will prevail in challenging the KCSM assessment. While the outcome of this matter cannot be predicted with certainty, the Company does not believe, when resolved, that this dispute will have a material effect on its consolidated financial statements. However, an unexpected adverse resolution could have a material effect on the consolidated financial statements in a particular quarter or fiscal year.
KCSM has not historically assessed Value Added Tax (“VAT”) on international import transportation services provided to its customers based on a written ruling that KCSM obtained from the SAT in 2008 stating that such services were exempt from VAT (the “2008 Ruling”). Notwithstanding the 2008 Ruling, in December 2013, the SAT unofficially informed KCSM of an intended implementation of a new criteria effective as of January 1, 2014, pursuant to which VAT would be assessed on all international import transportation services on the portion of the services provided within Mexico.  Additionally, in November 2013, the SAT filed an action to nullify the 2008 Ruling, potentially exposing the application of the new criteria to open tax years. KCSM intends to file an action opposing the SAT’s nullification action.  While the SAT’s unofficial communication to KCSM is not enforceable and the 2008 Ruling continues to be in effect, KCSM notified its customers in December 2013 of the potential assessment of VAT on international import transportation services as of January 1, 2014, and is addressing required changes in KCSM billing systems; however, this VAT assessment has not been implemented as of the date of this filing.  Due to the pass-through nature of VAT assessed on services provided to customers, the Company does not believe any ultimate requirement to assess VAT on international import transportation services as of January 1, 2014 will have a significant effect on its consolidated financial statements. However, unexpected adverse implementation criteria imposed by the SAT for open tax years could have a material effect on the consolidated financial statements of the Company in a particular quarter or fiscal year.

Note 10. Stockholders’ Equity
Information regarding the Company’s capital stock at December 31 follows:

	Shares Authorized		Shares Issued
	2013	2012	2013	2012
$25 par, 4% noncumulative, preferred stock	840,000	840,000	649,736	649,736
$1 par, preferred stock	2,000,000	2,000,000	—	—
$.01 par, common stock	400,000,000	400,000,000	123,352,185	123,352,185
Shares outstanding at December 31:

	2013	2012
$25 par, 4% noncumulative, preferred stock	242,170	242,170
$.01 par, common stock	110,229,229	110,131,353
Treasury Stock. Shares of common stock in Treasury and related activity follow:

	2013	2012	2011
Balance at beginning of year	13,220,832	13,441,328	13,703,453
Shares issued to fund stock option exercises	(54,209)	(141,728)	(158,440)
Employee stock purchase plan shares issued	(42,391)	(44,319)	(59,390)
Nonvested shares issued	(5,723)	(56,136)	(57,659)
Nonvested shares forfeited	4,447	21,687	13,364
Balance at end of year	13,122,956	13,220,832	13,441,328

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
The Company and certain of its subsidiaries have established trusts to provide for the funding of corporate commitments and entitlements of officers, directors, employees and others in the event of a specified change in control of the Company or subsidiary. Assets held in such trusts on December 31, 2013 and 2012, were not material. Depending upon the circumstances at the time of any such change in control, the most significant of which would be the price paid for KCS common stock by a party seeking to control the Company, funding of the Company’s trusts could be substantial.
Accumulated Other Comprehensive Loss. The following table summarizes the changes in the after-tax balances of each component of accumulated other comprehensive income (loss) (in millions):

	Postemployment Benefits	Foreign Currency Translation Adjustment	Unrealized Loss on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$0.5	$(2.7)	$—	$(2.2)
Other comprehensive income (loss) before reclassifications	—	0.5	(1.0)	(0.5)
Amounts reclassified from accumulated other comprehensive loss	(0.1)	—	0.4	0.3
Net current-period other comprehensive income (loss)	(0.1)	0.5	(0.6)	(0.2)
Balance at December 31, 2012	0.4	(2.2)	(0.6)	(2.4)
Other comprehensive loss before reclassifications	—	—	(0.2)	(0.2)
Amounts reclassified from accumulated other comprehensive loss	(0.1)	—	0.7	0.6
Net current-period other comprehensive income (loss)	(0.1)	—	0.5	0.4
Balance at December 31, 2013	$0.3	$(2.2)	$(0.1)	$(2.0)

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

The following table summarizes the effects on net income of significant amounts being reclassified out of each component of accumulated other comprehensive income (loss) for the year ended December 31 (in millions):

Details about Accumulated Other Comprehensive Income (Loss) Components	2013	2012	2011	Affected Line Item in the Consolidated Statements of Income
Unrealized losses on cash flow hedges:
Interest rate swaps	$(0.6)	$(0.7)	$(0.4)	Interest expense
	(0.4)	—	—	Debt retirement costs
Total before tax	(1.0)	(0.7)	(0.4)
Tax effect	0.3	0.3	0.2	Income tax expense
Net of tax	(0.7)	(0.4)	(0.2)

Postemployment benefits:
Amortization of prior service credit	0.2	0.2	0.3	Compensation and benefits expense
Total before tax	0.2	0.2	0.3
Tax effect	(0.1)	(0.1)	(0.1)	Income tax expense
Net of tax	0.1	0.1	0.2

Total reclassification for the period, net of tax	$(0.6)	$(0.3)	$—
Cash Dividends on Common Stock. The following table presents the amount of cash dividends declared per common share by the Company’s Board of Directors:

	2013	2012	2011
Cash dividends declared per common share	$0.860	$0.780	$—

Note 11. Share-Based Compensation
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
Stock Options. The exercise price for the options granted under the 2008 Plan equals the closing market price of the Company’s stock on the date of grant. Under the 1991 Plan, options were granted at the average market price of the Company’s stock on the date of grant. Options generally have either a 3 or 5 year cliff vesting period and are exercisable over the 10 year contractual term, except that options outstanding become immediately exercisable upon certain defined circumstances constituting a change in control of the Company. The grant date fair value, less estimated forfeitures, is recorded to expense on a straight-line basis over the vesting period.

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used were as follows:

	2013	2012	2011
Expected dividend yield	0.88%	0%	0%
Expected volatility	46.12%	46.59%	45.40%
Risk-free interest rate	1.11%	0.46%	1.29%
Expected term (years)	6.0	6.0	6.0
Weighted-average grant date fair value of stock options granted	$40.05	$29.45	$23.39
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
The following table summarizes the stock option activity under the Plans:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			In years	In millions
Options outstanding at December 31, 2012	368,071	$43.67
Granted	57,406	97.77
Exercised	(61,845)	27.28
Forfeited or expired	(873)	77.83
Options outstanding at December 31, 2013	362,759	$54.94	7.00	$25.0
Vested and expected to vest at December 31, 2013	359,410	$54.76	6.98	$24.8
Exercisable at December 31, 2013	228,457	$42.56	6.23	$18.6
Compensation cost of $2.4 million, $1.8 million, and $2.2 million was recognized for stock option awards for the years ended December 31, 2013, 2012, and 2011, respectively. The total income tax benefit recognized in the consolidated statements of income was $0.9 million, $0.7 million, and $0.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Additional information regarding stock option exercises appears in the table below (in millions):

	2013	2012	2011
Aggregate grant-date fair value of stock options vested	$1.8	$1.3	$1.1
Intrinsic value of stock options exercised	5.0	12.1	9.5
Cash received from option exercises	1.5	1.9	2.1
Tax benefit realized from options exercised during the annual period	1.9	4.6	0.2

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

As of December 31, 2013, $1.2 million of unrecognized compensation cost relating to nonvested stock options is expected to be recognized over a weighted-average period of 1.0 year. At December 31, 2013, there were 1,163,118 shares available for future grants under the 2008 Plan.
Nonvested Stock. The Plans provide for the granting of nonvested stock awards to officers and other designated employees. The grant date fair value is based on the average market price of the stock (under the 1991 Plan) or the closing market price (under the 2008 Plan) on the date of the grant. These awards are subject to forfeiture if employment terminates during the vesting period, which is generally 3 year or 5 year cliff vesting for employees. Awards granted to the Company’s directors vest immediately on date of grant. The grant date fair value of nonvested shares, less estimated forfeitures, is recorded to compensation expense on a straight-line basis over the vesting period.
A summary of nonvested stock activity is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
			In millions
Nonvested stock at December 31, 2012	278,967	$49.37
Granted	46,031	103.38
Vested	(118,491)	47.25
Forfeited	(4,447)	45.65
Nonvested stock at December 31, 2013	202,060	$63.00	$25.0
The fair value (at vest date) of shares vested during the years ended December 31, 2013, 2012, and 2011 was $12.2 million, $7.8 million, and $9.9 million, respectively.
The weighted-average grant date fair value of nonvested stock granted during 2013, 2012, and 2011 was $103.38, $70.98 and $54.74, respectively. Compensation cost for nonvested stock was $5.6 million, $4.4 million, and $4.7 million for the years ended December 31, 2013, 2012, and 2011, respectively. The total income tax benefit recognized in the consolidated statements of income was $2.1 million, $1.6 million, and $1.7 million for the years ended December 31, 2013, 2012, and 2011, respectively.
As of December 31, 2013, $6.0 million of unrecognized compensation costs related to nonvested stock is expected to be recognized over a weighted-average period of 1.4 years.
Performance Based Awards. The Company granted performance based nonvested stock awards during 2013 (the “2013 Awards”), 2012 (the “2012 Awards”) and 2011 (the “2011 Awards”). The awards granted provide a target number of shares that generally vest at the end of a 3 year requisite service period following the grant date. In addition to the service condition, the number of nonvested shares to be received depends on the attainment of defined Company-wide performance goals based on operating ratio and return on invested capital over a three-year performance period for 2013 and 2012 Awards and annual performance periods for the 2011 Awards. The number of nonvested shares ultimately earned will range between zero to 200% of the target award.

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

A summary of performance based nonvested stock activity at target is as follows:

	Target Number of Shares *	Weighted-Average Grant Date Fair Value
Nonvested stock, at December 31, 2012	108,579	$60.54
Granted	71,471	82.34
Vested	—	—
Forfeited	(1,164)	69.95
Nonvested stock, at December 31, 2013	178,886	$69.19
_____________________
* For the 2013 Awards and the 2012 Awards, participants in the aggregate can earn up to a maximum of 93,414 and 118,558 shares, respectively. For the 2011 Awards, the performance shares earned were 118,839.
The weighted-average grant date fair value of performance based nonvested stock granted during 2013, 2012 and 2011 was $82.34, $62.81 and $52.66, respectively. The Company expenses the grant date fair value of the awards which are probable of being earned over the performance periods. Compensation cost on performance based awards was $5.1 million, $4.0 million and $1.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. Total income tax benefit recognized in the consolidated statements of income for performance based awards was $1.9 million, $1.5 million and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.
As of December 31, 2013, $3.5 million of unrecognized compensation cost related to performance based awards is expected to be recognized over a weighted-average period of 0.9 year.
Employee Stock Purchase Plan. The employee stock purchase plan (“ESPP”) provides substantially all full-time employees of the Company, certain subsidiaries and certain other affiliated entities, with the right to subscribe to an aggregate of 4.0 million shares of common stock of the Company. Under the ESPP, eligible employees may contribute, through payroll deductions, up to 5% of their regular base compensation during six-month purchase periods. At the end of each purchase period, the accumulated deductions are applied toward the purchase of the Company’s common stock.
Pursuant to the terms of the ESPP, the purchase price for shares is equal to 90% of the closing market price on either the exercise date or the offering date, whichever is lower. Both the discount in grant price and the share option purchase price are valued to derive the award’s fair value. The awards vest and the expense is recognized ratably over the offering period.
The following table summarizes activity related to the various ESPP offerings:

	Exercise Date			Received from Employees(i)
	Date Issued	Purchase Price	Shares Issued
				In millions
July 2013 offering	January 13, 2014	$97.58	16,376	$1.6
January 2013 offering	July 12, 2013	77.53	19,292	1.5
July 2012 offering	January 14, 2013	61.73	23,099	1.4
January 2012 offering	July 13, 2012	61.84	21,559	1.3
July 2011 offering	January 13, 2012	54.55	22,760	1.2
January 2011 offering	July 14, 2011	43.76	27,170	1.2
_____________________

(i)	Represents amounts received from employees through payroll deductions for share purchases under applicable offering.

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

The fair value of the ESPP stock purchase rights is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used for each of the respective periods were as follows:

	Year Ended December 31,
	2013	2012	2011
Expected dividend yield	0.90%	0.59%	0%
Expected volatility	18.30%	28.97%	22.72%
Risk-free interest rate	0.13%	0.14%	0.18%
Expected term (years)	0.5	0.5	0.5
Weighted-average grant date fair value	$14.48	$12.40	$8.87
Compensation expense of $0.5 million, $0.5 million, and $0.4 million was recognized for ESPP option awards for the years ended December 31, 2013, 2012, and 2011, respectively. At December 31, 2013, there were 3.8 million remaining shares available for future ESPP offerings under the plan.

Note 12. Postemployment Benefits
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

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

Net Periodic Benefit Cost, Plan Obligations and Funded Status
Components of the net cost (benefit) for these plans were as follows for the years ended December 31 (in millions):

	Health and Welfare			Postemployment Benefits
	2013	2012	2011	2013	2012	2011
Service cost	$0.1	$0.1	$0.1	$0.9	$0.9	$0.9
Interest cost	0.2	0.2	0.3	0.9	0.8	0.9
Actuarial (gain) loss (i)	(0.9)	0.1	1.6	(1.0)	3.1	0.8
Foreign currency (gain) loss	—	—	—	(0.1)	0.6	(1.4)
Prior service credit (ii)	(0.2)	(0.2)	(0.2)	—	—	—
Net periodic cost (benefit) recognized	$(0.8)	$0.2	$1.8	$0.7	$5.4	$1.2
_____________________

(i)	Net benefit costs above do not include a component for the amortization of actuarial gains or losses as the Company’s policy is to recognize such gains and losses immediately.

(ii)
During 2005, the Company revised its medical plan to exclude prescription drug coverage available under Medicare part D. This negative plan amendment generated an unrecognized prior service benefit of $2.3 million which is being amortized over the estimated remaining life of the affected participants of 9.5 years.

The following table reconciles the change in the benefit obligation, fair value of plan assets, funded status, and the accrued benefit cost as of and for each of the years ended December 31 (in millions):

	Health and Welfare		Postemployment Benefits
	2013	2012	2013	2012
Benefit obligation at beginning of year	$6.5	$6.4	$13.2	$10.0
Service cost	0.1	0.1	0.9	0.9
Interest cost	0.2	0.2	0.9	0.8
Actuarial (gain) loss	(0.9)	0.1	(1.0)	3.1
Foreign currency (gain) loss	—	—	(0.1)	0.6
Benefits paid, net of retiree contributions	(0.4)	(0.3)	(1.1)	(2.2)
Benefit obligation at end of year	$5.5	$6.5	$12.8	$13.2

Funded status	$(5.5)	$(6.5)	$(12.8)	$(13.2)
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

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

Weighted average assumptions used to determine benefit obligations were as follows for the years ended December 31:

	Health and Welfare		Postemployment Benefits
	2013	2012	2013	2012
Discount rate	4.50%	3.50%	8.25%	6.75%
Rate of compensation increase	n/a	n/a	4.50%	4.50%
Weighted average assumptions used to determine net benefit cost for the periods were as follows for the years ended December 31:

	Health and Welfare		Postemployment Benefits
	2013	2012	2013	2012
Discount rate	3.50%	4.00%	6.75%	8.00%
Rate of compensation increase	n/a	n/a	4.50%	4.50%
The following table presents the assumed health care cost trends:

	2013	2012	2011
Health care trend rate for next year	6.50%	8.00%	8.50%
Ultimate trend rate	5.00%	5.00%	5.00%
Year that rate reaches ultimate rate	2023	2029	2020
Cash Flows
The following table presents benefit payments expected to be paid, which reflect expected future service, as appropriate, for each of the next five years and the aggregate five years thereafter (in millions):

Year	Health and Welfare	Postemployment Benefits
2014	$0.6	$0.7
2015	0.5	0.8
2016	0.5	0.9
2017	0.4	0.9
2018	0.4	1.0
2019-2023	1.8	6.3
Multi-Employer Plan. Under collective bargaining agreements, KCSR participates in a multi-employer benefit plan, which provides certain post-retirement health care and life insurance benefits to eligible union employees and certain retirees. Premiums under this plan are expensed as incurred and were $3.9 million, $4.3 million, and $4.6 million for the years ended December 31, 2013, 2012, and 2011, respectively.
401(k) and Profit Sharing Plan. The Company sponsors the KCS 401(k) and Profit Sharing Plan (the “401(k) plan”), whereby participants can choose to make contributions in the form of salary deductions pursuant to Section 401(k) of the Internal Revenue Code. The Company matches 401(k) contributions up to a maximum of 5% of compensation. The Company recognized expense of $2.5 million, $2.3 million and $2.2 million for the years ended December 31, 2013, 2012 and 2011, related to the KCS 401(k) and Profit Sharing Plan. The 401(k) plan includes the Company’s common stock as an investment option. The common stock is acquired by the 401(k) plan trustee through open market transactions of previously registered shares.

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

Note 13. Commitments and Contingencies
Concession Duty. Under the Concession, KCSM paid concession duty expense of 0.5% of gross revenues for the first 15 years of the Concession period and, on June 24, 2012, KCSM began paying 1.25% of gross revenues, which is effective for the remaining years of the Concession. For the year ended December 31, 2013, the concession duty expense, which is recorded within materials and other in operating expenses, was $14.3 million, compared to $9.4 million and $4.9 million for the same periods in 2012 and 2011, respectively.
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
Personal Injury. The Company’s personal injury liability is based on semi-annual actuarial studies performed on an undiscounted basis by an independent third party actuarial firm and reviewed by management. This liability is based on personal injury claims filed and an estimate of claims incurred but not yet reported. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Adjustments to the liability are reflected within operating expenses in the period in which changes to estimates are known. Personal injury claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The personal injury liability as of December 31, 2013 is based on an updated actuarial study of personal injury claims through November 30, 2013 and review of December 2013 experience. For the years ended December 31, 2013 and 2012, respectively, the Company recorded a $1.3 million increase and a $8.4 million reduction in personal injury liability, due to changes in estimates as a result of the Company’s claims development and settlement experience.

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

The personal injury liability activity was as follows (in millions):

	2013	2012
Balance at beginning of year	$34.4	$40.1
Accruals	8.8	10.0
Change in estimate	1.3	(8.4)
Payments	(13.3)	(7.3)
Balance at end of year	$31.2	$34.4
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
Tax Contingencies. Information regarding tax contingencies is included in Note 9 Income Taxes - Tax Contingencies.
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
Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness or further weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and its operating results. If the financial condition of the Company’s customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate at December 31, 2013.
Panama Canal Railway Company (”PCRC”) Guarantees and Indemnities. At December 31, 2013, the Company had issued and outstanding $5.3 million under a standby letter of credit to fulfill its obligation to fund fifty percent of the debt service reserve or liquidity reserve established by PCRC in connection with the issuance of the 7.0% Senior Secured Notes due November 1, 2026 (the “PCRC Notes”). Additionally, KCS has pledged its shares of PCRC as security for the PCRC Notes.

Note 14. Elimination of Deferred Statutory Profit Sharing Liability, Net
During the second quarter of 2012, the Company completed an organizational restructuring whereby employees of KCSM became employees of KCSM Servicios, S.A. de C.V. (“KCSM Servicios”), a wholly-owned subsidiary of the Company. KCSM

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

Servicios provides employee services to KCSM, and KCSM pays KCSM Servicios market-based rates for these services. The effective date of this organizational restructuring was May 1, 2012.
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

Note 15. Insurance Recoveries
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

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

Note 16. Quarterly Financial Data (Unaudited)

	Fourth	Third	Second		First
	(In millions, except per share amounts)
2013
Revenues	$615.6	$621.6	$579.3		$552.8
Operating income	196.1	200.3	179.3		162.9
Net income	114.4	119.0	15.7	(i)	104.2
Net income attributable to Kansas City Southern and subsidiaries	113.8	118.4	15.4	(i)	103.8
Per share data:
Basic earnings per common share	$1.03	$1.08	$0.14		$0.94
Diluted earnings per common share	1.03	1.07	0.14		0.94

2012
Revenues	$568.4	$577.4	$545.3		$547.5
Operating income	173.6	180.7	203.8	(ii)	157.8
Net income	92.5	90.7	120.9		75.3
Net income attributable to Kansas City Southern and subsidiaries	91.8	90.1	120.4		75.0
Per share data:
Basic earnings per common share	$0.84	$0.82	$1.10		$0.68
Diluted earnings per common share	0.83	0.82	1.09		0.68
_____________________

(i)	During the second quarter of 2013, the Company recognized pre-tax $111.4 million of debt retirement costs related to debt restructuring activities that occurred during the period.

(ii)
During the second quarter of 2012, the Company recognized a pre-tax gain of $43.0 million within operating expenses for the elimination of deferred statutory profit sharing liability, net as a result of the organizational restructuring during the period.

Note 17. Condensed Consolidating Financial Information
As discussed in Note 8, at December 31, 2013, KCSR had outstanding $450.0 million principal amount of 4.30% Senior Notes due May 15, 2043 and $200.0 million principal amount of 3.85% Senior Notes due November 15, 2023, which are unsecured obligations of KCSR, and are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCS and certain wholly-owned domestic subsidiaries. The Company intends to file a registration statement on Form S-4 with the Securities and Exchange Commission (“SEC”) for the 4.30% Senior Notes and 3.85% Senior Notes, and as a result, is providing the accompanying condensed consolidating financial information (in millions) pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.”

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Statements of Comprehensive Income

	2013
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$1,115.0	$42.6	$1,251.9	$(40.2)	$2,369.3
Operating expenses	4.8	829.6	39.0	800.1	(42.8)	1,630.7
Operating income (loss)	(4.8)	285.4	3.6	451.8	2.6	738.6
Equity in net earnings of unconsolidated affiliates	318.3	1.1	6.3	15.7	(322.6)	18.8
Interest expense	(0.1)	(68.5)	0.1	(59.3)	47.2	(80.6)
Debt retirement costs	—	(1.5)	—	(117.7)	—	(119.2)
Foreign exchange loss	—	(1.3)	—	(3.9)	—	(5.2)
Other income (expense), net	44.6	5.1	(0.1)	(0.6)	(49.8)	(0.8)
Income before income taxes	358.0	220.3	9.9	286.0	(322.6)	551.6
Income tax expense	17.6	81.2	2.9	96.6	—	198.3
Net income	340.4	139.1	7.0	189.4	(322.6)	353.3
Less: Net income attributable to noncontrolling interest	—	—	1.9	—	—	1.9
Net income attributable to Kansas City Southern and subsidiaries	340.4	139.1	5.1	189.4	(322.6)	351.4
Other comprehensive income (loss)	0.4	0.5	—	(0.1)	(0.4)	0.4
Comprehensive income attributable to Kansas City Southern and subsidiaries	$340.8	$139.6	$5.1	$189.3	$(323.0)	$351.8

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Statements of Comprehensive Income—(Continued)

	2012
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$1,079.7	$29.9	$1,164.7	$(35.7)	$2,238.6
Operating expenses	4.2	805.0	34.0	717.7	(38.2)	1,522.7
Operating income (loss)	(4.2)	274.7	(4.1)	447.0	2.5	715.9
Equity in net earnings of unconsolidated affiliates	218.9	2.6	6.6	15.5	(224.3)	19.3
Interest expense	(0.1)	(65.0)	—	(88.2)	52.9	(100.4)
Debt retirement costs	—	(19.6)	—	(0.5)	—	(20.1)
Foreign exchange gain	—	—	—	2.7	—	2.7
Other income (expense), net	46.5	11.7	—	(128.5)	69.3	(1.0)
Income before income taxes	261.1	204.4	2.5	248.0	(99.6)	616.4
Income tax expense (benefit)	8.4	74.4	(0.2)	154.4	—	237.0
Net income	252.7	130.0	2.7	93.6	(99.6)	379.4
Less: Net income attributable to noncontrolling interest	—	—	2.1	—	—	2.1
Net income attributable to Kansas City Southern and subsidiaries	252.7	130.0	0.6	93.6	(99.6)	377.3
Other comprehensive income (loss)	(0.2)	(0.6)	—	0.9	(0.3)	(0.2)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$252.5	$129.4	$0.6	$94.5	$(99.9)	$377.1

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Statements of Comprehensive Income—(Continued)

	2011
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$1,030.6	$24.0	$1,074.7	$(31.0)	$2,098.3
Operating expenses	4.0	765.5	27.5	723.2	(33.5)	1,486.7
Operating income (loss)	(4.0)	265.1	(3.5)	351.5	2.5	611.6
Equity in net earnings of unconsolidated affiliates	309.2	2.6	5.7	14.9	(314.2)	18.2
Interest expense	(0.1)	(88.8)	—	(80.7)	40.5	(129.1)
Debt retirement costs	—	(28.4)	—	(10.3)	—	(38.7)
Foreign exchange loss	—	—	—	(9.2)	—	(9.2)
Other income, net	39.7	5.4	0.1	—	(43.0)	2.2
Income before income taxes	344.8	155.9	2.3	266.2	(314.2)	455.0
Income tax expense (benefit)	14.5	55.5	(0.7)	53.8	—	123.1
Net income	330.3	100.4	3.0	212.4	(314.2)	331.9
Less: Net income attributable to noncontrolling interest	—	—	1.6	—	—	1.6
Net income attributable to Kansas City Southern and subsidiaries	330.3	100.4	1.4	212.4	(314.2)	330.3
Other comprehensive income (loss)	(0.8)	0.2	—	(1.3)	1.1	(0.8)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$329.5	$100.6	$1.4	$211.1	$(313.1)	$329.5

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Balance Sheets

	December 31, 2013
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$2.6	$403.0	$8.8	$560.1	$(32.1)	$942.4
Investments	—	9.6	—	31.5	—	41.1
Investments in consolidated subsidiaries	2,154.6	(2.1)	461.8	—	(2,614.3)	—
Restricted funds	—	—	—	4.2	—	4.2
Property and equipment (including concession assets), net	0.1	2,780.4	198.6	3,377.2	—	6,356.3
Other assets	1.5	50.9	—	39.0	—	91.4
Total assets	$2,158.8	$3,241.8	$669.2	$4,012.0	$(2,646.4)	$7,435.4
Liabilities and equity:
Current liabilities	$(1,216.5)	$1,580.6	$130.7	$267.9	$(32.1)	$730.6
Long-term debt	0.2	704.3	0.2	1,152.2	—	1,856.9
Deferred income taxes	(11.7)	719.8	127.6	208.9	—	1,044.6
Other liabilities	6.6	92.0	0.7	27.5	(0.1)	126.7
Stockholders’ equity	3,380.2	145.1	104.0	2,355.5	(2,614.2)	3,370.6
Noncontrolling interest	—	—	306.0	—	—	306.0
Total liabilities and equity	$2,158.8	$3,241.8	$669.2	$4,012.0	$(2,646.4)	$7,435.4

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Balance Sheets—(Continued)

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

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Statements of Cash Flows

	2013
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$70.7	$272.2	$2.6	$463.8	$(11.0)	$798.3
Investing activities:
Capital expenditures	—	(417.4)	(2.0)	(175.8)	0.4	(594.8)
Purchase or replacement of equipment under operating leases	—	(130.9)	—	(80.9)	—	(211.8)
Property investments in MSLLC	—	—	—	(31.6)	—	(31.6)
Proceeds from repayment of loans to affiliates	—	181.4	—	—	(181.4)	—
Loans to affiliates	—	(69.5)	—	—	69.5	—
Other investing activities	(4.9)	(5.1)	(1.1)	10.8	5.2	4.9
Net cash used	(4.9)	(441.5)	(3.1)	(277.5)	(106.3)	(833.3)
Financing activities:
Proceeds from issuance of long-term debt	—	687.6	—	1,230.8	—	1,918.4
Repayment of long-term debt	—	(344.3)	(0.1)	(998.8)	—	(1,343.2)
Debt costs	—	(7.5)	—	(110.3)	—	(117.8)
Dividends paid	(71.2)	—	—	(11.0)	11.0	(71.2)
Proceeds from loans from affiliates	—	—	—	69.5	(69.5)	—
Repayment of loans from affiliates	—	—	—	(181.4)	181.4	—
Other financing activities	5.7	—	0.7	4.9	(5.6)	5.7
Net cash provided (used)	(65.5)	335.8	0.6	3.7	117.3	391.9
Cash and cash equivalents:
Net increase	0.3	166.5	0.1	190.0	—	356.9
At beginning of year	0.1	29.6	0.1	42.8	—	72.6
At end of year	$0.4	$196.1	$0.2	$232.8	$—	$429.5

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Statements of Cash Flows—(Continued)

	2012
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$53.3	$236.4	$2.3	$389.2	$(8.0)	$673.2
Investing activities:
Capital expenditures	—	(281.2)	(2.1)	(233.8)	—	(517.1)
Purchase or replacement of equipment under operating leases	—	(19.7)	—	(3.2)	—	(22.9)
Property investments in MSLLC	—	—	—	(35.2)	—	(35.2)
Proceeds from repayment of loans to affiliates	—	87.2	—	—	(87.2)	—
Other investing activities	(0.5)	5.8	(0.5)	17.5	1.0	23.3
Net cash used	(0.5)	(207.9)	(2.6)	(254.7)	(86.2)	(551.9)
Financing activities:
Proceeds from issuance of long-term debt	—	329.6	—	—	—	329.6
Repayment of long-term debt	—	(356.2)	(0.1)	(19.6)	—	(375.9)
Debt costs	—	(21.3)	—	(0.8)	—	(22.1)
Dividends paid	(86.1)	—	—	(8.0)	8.0	(86.1)
Repayment of loans from affiliates	—	—	—	(87.2)	87.2	—
Other financing activities	33.4	—	0.5	0.5	(1.0)	33.4
Net cash provided (used)	(52.7)	(47.9)	0.4	(115.1)	94.2	(121.1)
Cash and cash equivalents:
Net increase (decrease)	0.1	(19.4)	0.1	19.4	—	0.2
At beginning of year	—	49.0	—	23.4	—	72.4
At end of year	$0.1	$29.6	$0.1	$42.8	$—	$72.6

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Statements of Cash Flows—(Continued)

	2011
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided (used)	$(77.8)	$420.0	$7.6	$288.3	$(0.1)	$638.0
Investing activities:
Capital expenditures	—	(295.7)	(7.6)	(178.9)	—	(482.2)
Purchase or replacement of equipment under operating leases	—	—	—	(12.8)	—	(12.8)
Return of investment	84.4	—	—	—	(84.4)	—
Property investments in MSLLC	—	—	—	(33.3)	—	(33.3)
Other investing activities	(6.0)	(5.0)	(6.0)	22.8	12.1	17.9
Net cash provided (used)	78.4	(300.7)	(13.6)	(202.2)	(72.3)	(510.4)
Financing activities:
Proceeds from issuance of long-term debt	—	350.0	—	200.0	—	550.0
Repayment of long-term debt	—	(437.1)	—	(216.2)	—	(653.3)
Debt costs	—	(21.0)	—	(15.6)	—	(36.6)
Dividends paid	(3.0)	—	—	—	—	(3.0)
Distribution to affiliate	—	—	—	(84.4)	84.4	—
Other financing activities	2.3	—	6.0	6.0	(12.0)	2.3
Net cash provided (used)	(0.7)	(108.1)	6.0	(110.2)	72.4	(140.6)
Cash and cash equivalents:
Net increase (decrease)	(0.1)	11.2	—	(24.1)	—	(13.0)
At beginning of year	0.1	37.8	—	47.5	—	85.4
At end of year	$—	$49.0	$—	$23.4	$—	$72.4

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

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

The following tables provide information by geographic area (in millions):

	Years ended December 31,
	2013	2012	2011
Revenues
U.S.	$1,268.0	$1,216.7	$1,159.9
Mexico	1,101.3	1,021.9	938.4
Total revenues	$2,369.3	$2,238.6	$2,098.3

	Years ended December 31,
	2013	2012
Property and equipment (including concession assets), net
U.S.	$3,662.2	$3,126.2
Mexico	2,694.1	2,558.6
Total property and equipment (including concession assets), net	$6,356.3	$5,684.8

Note 19. Subsequent Events
Credit Agreement Amendments and Commercial Paper Programs
KCSR Credit Agreement Amendment and Commercial Paper Program. On January 30, 2014, the Company and KCSR entered into agreements to establish a $450.0 million commercial paper program for KCSR (the “KCSR Commercial Paper Program”). Also on January 30, 2014, the Company, KCSR and certain other subsidiaries of the Company that guaranty the 2012 KCSR Credit Agreement entered into an amendment to the 2012 KCSR Credit Agreement which eliminated certain representations as a condition to borrowing under the Revolving Facility, provided for the prepayment of all outstanding term loans under the 2012 KCSR Credit Agreement on or before February 13, 2014, and increased the borrowing capacity under the Revolving Facility to $450.0 million. The Revolving Facility serves as a backstop for the KCSR Commercial Paper Program, which is expected to serve as KCSR’s primary means of short-term funding in the future. As of January 31, 2014, KCSR has no outstanding amount issued under the KCSR Commercial Paper Program.
KCSM Credit Agreement Amendment and Commercial Paper Program. On January 30, 2014, KCSM entered into agreements to establish a $200.0 million commercial paper program for KCSM (the “KCSM Commercial Paper Program”). Also on January 30, 2014, KCSM and certain subsidiaries of KCSM that guaranty the 2012 KCSM Credit Agreement entered into an amendment to the 2012 KCSM Credit Agreement which eliminated certain representations as a condition to borrowing under the KCSM Revolving Facility and provided for same-day availability of borrowed funds if desired by KCSM. The KCSM Revolving Facility serves as a backstop for the KCSM Commercial Paper Program, which is expected to serve as KCSM’s primary means of short-term funding in the future. As of January 31, 2014, KCSM has no outstanding amount issued under the KCSM Commercial Paper Program.
Redemption of KCSM 8.0% Senior Notes
On January 29, 2014, the Company announced that KCSM will redeem the remaining $62.8 million aggregate principal amount of the KCSM 8.0% Senior Notes on February 3, 2014, at a redemption price (expressed as a percentage of the principal amount) of 104.0%. KCSM expects to fund the redemption with a portion of the remaining proceeds from the Floating Rate Senior Notes issued in the fourth quarter of 2013.
Lease Conversion Program
During the fourth quarter of 2013, the Company initiated a multi-year lease conversion program (the “Lease Conversion Program”) to optimize the Company’s capital structure and take advantage of a favorable interest rate environment. As part of

Kansas City Southern
Notes to Consolidated Financial Statements-(Continued)

the Lease Conversion Program, beginning late in the fourth quarter of 2013, the Company will purchase certain equipment under existing operating leases and will purchase replacement equipment as certain operating leases expire. This initiative will be funded with a portion of the proceeds from the senior notes issued during the fourth quarter of 2013 and available cash.
As of the date of this filing, the Company has entered into binding agreements with lessors to purchase approximately $69.0 million of equipment under existing operating leases and will recognize approximately $21.0 million of related lease termination costs (included in operating expenses) in 2014.
Foreign Currency Hedging
During January 2014, the Company entered into foreign currency forward contracts with an aggregate notional amount of $345.0 million to hedge its exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar. These contracts mature on December 31, 2014, and obligate the Company to purchase a total of Ps.4,642.5 million at a weighted average exchange rate of Ps.13.46 to each U.S. dollar. The Company has not designated these foreign currency forward contracts as hedging instruments for accounting purposes. The Company will measure the foreign currency forward contracts at fair value each period and will recognize any change in fair value in foreign exchange gain (loss) within the consolidated statements of income.
Common Stock Dividend
On January 27, 2014, the Company’s Board of Directors declared a cash dividend of $0.280 per share payable on April 2, 2014, to common stockholders of record as of March 10, 2014. The aggregate amount of the dividend declared was approximately $30.9 million.

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
KPMG LLP, the independent registered public accounting firm that audited the Company’s financial statements contained herein, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2013. The attestation report is included in Item 8 of this Form 10-K.

Item 9B.	Other Information
None.

Part III
The Company has incorporated by reference certain responses to the Items of this Part III pursuant to Rule 12b-23 under the Exchange Act and General Instruction G(3) to Form 10-K. The Company’s definitive proxy statement for the annual meeting of stockholders scheduled for May 1, 2014 (“Proxy Statement”), will be filed no later than 120 days after December 31, 2013.

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
(g) Annual Certification to the New York Stock Exchange
KCS’s common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “KSU”. As a result, the Chief Executive Officer is required to make annually, and he made on May 13, 2013, a CEO’s Annual Certification to the New York Stock Exchange in accordance with Section 303A.12 of the NYSE Listed Company Manual stating that he was not aware of any violations by KCS of the NYSE corporate governance listing standards.

Item 11.	Executive Compensation
Information required by Item 11 of Part III is incorporated by reference from the Proxy Statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2013 pursuant to Regulation 14A of the Exchange Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The section of the Proxy Statement entitled “Beneficial Ownership” is incorporated by reference in partial response to this Item 12.
Equity Compensation Plan Information
The following table provides information as of December 31, 2013, about the common stock that may be issued upon the exercise of options, warrants and rights, as well as shares remaining available for future issuance under the Company’s existing equity compensation plans.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans-Excluding Securities Reflected in the First Column (i)
Equity compensation plans:
Approved by security holders	613,518	$59.79	4,969,972
Not approved by security holders	—	—	—
Total	613,518	$59.79	4,969,972
_____________________

(i)
Includes 3,806,854 shares available for issuance under the 2009 Employee Stock Purchase Plan and 1,163,118 shares available for issuance under the 2008 Plan as awards in the form of Nonvested Shares, Bonus Shares, Performance Units or Performance Shares or issued upon the exercise of Options (including ISOs), stock appreciation rights or limited stock appreciation rights awarded under the 2008 Plan.

The Company has no knowledge of any arrangement the operation of which may at a subsequent date result in a change of control of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 of Part III is incorporated by reference from the Proxy Statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2013 pursuant to Regulation 14A of the Exchange Act.

Item 14.	Principal Accountant Fees and Services
Information required by Item 14 of Part III is incorporated by reference from the Proxy Statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2013 pursuant to Regulation 14A of the Exchange Act.

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

4.2.1
8% Notes Supplemental Indenture, dated April 23, 2013, filed as exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 8, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.2.1.

4.2.2
Form of Rule 144A Restricted Global Note Representing the 8.0% Senior Notes due 2018, filed as Exhibit 4.17 to the Registration Statement on Form S-4 for KCSM, filed on September 13, 2010 (File No. 333-169340), is incorporated herein by reference as Exhibit 4.2.2.

4.2.3
Form of Regulation S Restricted Global Note Representing the 8.0% Senior Notes due 2018, filed as Exhibit 4.18 to the Registration Statement on Form S-4 for KCSM, filed on September 13, 2010 (File No. 333-169340), is incorporated herein by reference as Exhibit 4.2.3.

4.2.4
Special Global Note Representing the 8.0% Senior Notes due 2018, filed as Exhibit 4.19 to the Registration Statement on Form S-4 for KCSM, filed on September 13, 2010 (File No. 333-169340), is incorporated herein by reference as Exhibit 4.2.4.

4.3
2043 Notes Indenture, dated April 29, 2013, among KCSR, the Guarantors and U.S. Bank National Association, as trustee and paying agent, filed as exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 29, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.3.

Exhibit	Description
4.3.1
Registration Rights Agreement, dated April 29, 2013, among KCSR, the Guarantors and JPM, Merrill Lynch and Morgan Stanley, filed as exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 29, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.3.1.

4.4
2020 KCSM Notes Indenture, dated May 3, 2013, filed as exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 8, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.4.

4.4.1
2023 KCSM Notes Indenture, dated May 3, 2013, filed as exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 8, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.4.1.

4.4.2
Registration Rights Agreement, dated May 3, 2013, filed as exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 8, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.4.2.

4.4.3
Form of Rule 144A Restricted Global Note representing the 2.35% Senior Notes due 2020, filed as Exhibit 4.4.1 to the Registration Statement on Form S-4 for KCSM, filed on August 26, 2013 (File No. 333-190820), is incorporated herein by reference as Exhibit 4.4.3.

4.4.4
Form of Regulation S Restricted Global Note representing the 2.35% Senior Notes due 2020, filed as Exhibit 4.4.2 to the Registration Statement on Form S-4 for KCSM, filed on August 26, 2013 (File No. 333-190820), is incorporated herein by reference as Exhibit 4.4.4.

4.4.5
Special Global Note representing the 2.35% Senior Notes due 2020, filed as Exhibit 4.4.3 to the Registration Statement on Form S-4 for KCSM, filed on August 26, 2013 (File No. 333-190820), is incorporated herein by reference as Exhibit 4.4.5.

4.4.6
Form of Rule 144A Restricted Global Note representing the 3.0% Senior Notes due 2023, filed as Exhibit 4.5.1 to the Registration Statement on Form S-4 for KCSM, filed on August 26, 2013 (File No. 333-190820), is incorporated herein by reference as Exhibit 4.4.6.

4.4.7
Form of Regulation S Restricted Global Note representing the 3.0% Senior Notes due 2023, filed as Exhibit 4.5.2 to the Registration Statement on Form S-4 for KCSM, filed on August 26, 2013 (File No. 333-190820), is incorporated herein by reference as Exhibit 4.4.7.

4.4.8
Special Global Note representing the 3.0% Senior Notes due 2023, filed as Exhibit 4.5.3 to the Registration Statement on Form S-4 for KCSM, filed on August 26, 2013 (File No. 333-190820), is incorporated herein by reference as Exhibit 4.4.8.

4.5
2023 Notes Indenture, dated October 29, 2013, among KCSR, the Guarantors and U.S. Bank National Association, as trustee and paying agent, filed as exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 30, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.5.

4.5.1
Registration Rights Agreement, dated October 29, 2013, among KCSR, the Guarantors and JPM, Merrill Lynch and Morgan Stanley, filed as exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 30, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.5.1.

4.6
2016 Notes Indenture, dated October 29, 2013, among KCSM and U.S. Bank National Association, as trustee and paying agent, filed as exhibit 4.1 to KCSM’s Current Report on Form 8-K filed on October 30, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.6.

4.6.1
Registration Rights Agreement, dated October 29, 2013, among KCSM and JPM, Merrill Lynch, Pierce, Fenner & Smith and Morgan Stanley, filed as exhibit 4.2 to KCSM’s Current Report on Form 8-K filed on October 30, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.6.1

10.1
Form of Officer Indemnification Agreement, attached as Exhibit 10.1 to the Company’s Form 10-K for the year ended December 31, 2001, filed on March 29, 2002 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.1.

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

Exhibit	Description
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

10.5.5
Amendment to Employment Agreement dated December 17, 2012, between KCSR and Michael R. Haverty, filed as Exhibit 10.5.5 to the Company’s Form 10-K for the year ended December 31, 2012, filed on February 4, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.5.

Exhibit	Description
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

10.6.3
Amendment to Employment Agreement dated December 17, 2012, between KCSR and Patrick J. Ottensmeyer, filed as Exhibit 10.6.3 the Company’s Form 10-K for the year ended December 31, 2012, filed on February 4, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.6.3.

10.7
Kansas City Southern Executive Plan, as amended and restated January 1, 2009, filed as Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2008, filed on February 17, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.7.

10.8
Kansas City Southern Annual Incentive Plan, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2013, filed on July 19, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.8.

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

Exhibit	Description
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

10.14.1
Equipment Lease Agreement, dated August 2, 2006, between KCSR and the KCSR Trust 2006-1, filed as Exhibit 10.41 to the Company’s Form 10-Q for the quarter ended September 30, 2006, filed on November 9, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.14.1

10.15
Lease Agreement, dated September 25, 2005, between KCSR and Louisiana Southern Railroad, Inc., filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2005, filed on August 15, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.15.

10.16
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

10.20
Participation Agreement, dated September 27, 2007, among KCSR, KCSR 2007-1 Statutory Trust (acting through U.S. Bank Trust National Association, as owner trustee) (“2007 Trust”), U.S. Bank Trust National Association, GS Leasing (KCSR 2007-1) LLC, Wilmington Trust Company, and KfW, filed as Exhibit 10.51 to the Company’s Form 10-K for the year ended December 31, 2007, filed on February 15, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.20.

10.20.1
Equipment Lease Agreement, dated September 27, 2007, between KCSR and the KCSR 2007-1 Statutory Trust, filed as Exhibit 10.52 to the Company’s Form 10-K for the year ended December 31, 2007, filed on February 15, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.20.1.

10.21
Kansas City Southern 2008 Stock Option and Performance Award Plan (the “2008 Plan”), filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 7, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.21.

10.21.1
Form of Non-Qualified Stock Option Award Agreement under the 2008 Plan, filed as Exhibit 10.47.1 to the Company’s Form 10-K for the year ended December 31, 2008, filed on February 17, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.21.1.

10.21.2
Form of Restricted Shares Award Agreement (cliff vesting) under the 2008 Plan, filed as Exhibit 10.47.2 to the Company’s Form 10-K for the year ended December 31, 2008, filed on February 17, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.21.2.

10.21.3
Form of Restricted Shares Award Agreement (graded vesting) under the 2008 Plan, filed as Exhibit 10.47.3 to the Company’s Form 10-K for the year ended December 31, 2008, filed on February 17, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.21.3.

Exhibit	Description
10.21.4
Form of Restricted Shares Award Agreement under the 2008 Plan (applicable to restricted shares to be purchased), filed as Exhibit 10.47.4 to the Company’s Form 10-K for the year ended December 31, 2008, filed on February 17, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.21.4.

10.21.5
Form of Restricted Shares Award and Performance Shares Award Agreement under the 2008 Plan, filed as Exhibit 10.47.5 to the Company’s Form 10-K for the year ended December 31, 2008, filed on February 17, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.21.5.

10.21.6
Form of Restricted Shares Award Agreement (performance based vesting) under the 2008 Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 17, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.21.6.

10.21.7
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (United States Employees) under the Kansas City Southern 2008 Stock Option and Performance Award Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 1, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.21.7.

10.21.8
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (Non-United States Employees) under the Kansas City Southern 2008 Stock Option and Performance Award Plan, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 1, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.21.8.

10.21.9
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (United States Employees) under the Kansas City Southern 2008 Stock Option and Performance Award Plan for the 2012 Long-Term Incentive Program, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 27, 2012 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.21.9.

10.21.10
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (Non-United States Employees) under the Kansas City Southern 2008 Stock Option and Performance Award Plan for the 2012 Long-Term Incentive Program, filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 27, 2012 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.21.10.

10.21.11
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (United States Employees) under the Kansas City Southern 2008 Stock Option and Performance Award Plan for the 2013 Long-Term Incentive Program, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 27, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.21.11.

10.21.12
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (Non-United States Employees) under the Kansas City Southern 2008 Stock Option and Performance Award Plan for the 2013 Long-Term Incentive Program, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 27, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.21.12.

10.22
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

10.23
Loan and Security Agreement, dated February 26, 2008, between KCSM and Export Development Canada, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2008, filed on April 24, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.23.

10.24
Loan Agreement, dated as of September 24, 2008, between KCSM and DVB Bank AG, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2008, filed on October 28, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.24.

10.25
English translation of the Employment Agreement, dated April 20, 2006, between Kansas City Southern de México, S.A. de C.V. and José Guillermo Zozaya Delano, filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2009, filed on April 30, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.25.

Exhibit	Description
10.25.1
English translation of Amendment Agreement to the Individual Indefinite Employment Contract of April 20, 2006, dated May 27, 2009, between KCSM and José Guillermo Zozaya Delano, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 2, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.25.1.

10.26
Employment Agreement, dated August 15, 2008, between KCSR and Michael W. Upchurch, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 22, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.26.

10.26.1
Amendment to Employment Agreement dated December 17, 2012, between KCSR and Michael W. Upchurch, filed as Exhibit 10.28.1 to the Company’s Form 10-K for the year ended December 31, 2012, filed on February 4, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.26.1.

10.27
Employment Agreement, dated September 10, 2008, between KCSR and David Starling, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 15, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.27.

10.27.1
Addendum to Employment Agreement, dated June 28, 2010, among the Company, KCSR and David L. Starling, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on June 29, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.27.1.

10.27.2
Amendment to Employment Agreement dated December 17, 2012, between KCSR and David L. Starling, filed as Exhibit 10.29.2 to to the Company’s Form 10-K for the year ended December 31, 2012, filed on February 4, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.27.2.

10.28
Employment Agreement, dated September 28, 2009, between KCSR and Mary K. Stadler, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 2, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.28.

10.28.1
Amendment to Employment Agreement dated December 17, 2012, between KCSR and Mary K. Stadler, filed as Exhibit 10.30.1 to the Company’s Form 10-K for the year ended December 31, 2012, filed on February 4, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.28.1.

10.29
Settlement Agreement, dated February 9, 2010, between KCSM and Ferrocarril Mexicano S.A. de C.V. (“Ferromex”), Ferrosur S.A. de C.V., Minera Mexico, S.A. de C.V., Infraestructura y Transportes Ferroviarios, S.A. de C.V., Infraestructura y Transportes Mexico, S.A. de C.V., Lineas Ferroviarias de Mexico, S.A. de C.V., Grupo Ferroviario Mexicano, S.A. de C.V., and Grupo Mexico, S.A. B. de C.V., filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2010, filed on April 27, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.29.

10.30
Trackage Rights Agreement, dated February 9, 2010, between KCSM and Ferromex, filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2010, filed on April 27, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.30.

10.31
Restatement Agreement dated November 21, 2012, by and among KCS, KCSR, certain of their subsidiaries named therein as subsidiary guarantors, various financial institutions and other persons from time to time parties thereto (the “Lenders”) and The Bank of Nova Scotia, as administrative agent and collateral agent for the Lenders, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on November 21, 2012 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.31.

10.31.1
Second Amended and Restated Credit Agreement dated as of November 21, 2012, by and among KCS, KCSR, as Borrower, certain of their subsidiaries named therein as guarantors, the various financial institutions and other persons from time to time parties thereto as lenders, The Bank of Nova Scotia, as administrative agent and collateral agent for the Lenders, Bank of America, N.A., as syndication agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC as joint lead arrangers and joint bookrunning managers, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on November 21, 2012 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.31.1.

10.31.2
Amended and Restated Security Agreement, dated July 12, 2011, by and among KCS, KCSR, certain of their subsidiaries named therein as grantors and The Bank of Nova Scotia, as collateral agent, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 13, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.31.2.

Exhibit	Description
10.31.3
Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of January 30, 2014, by and among The Kansas City Southern Railway Company (the “Borrower”), Kansas City Southern (the “Parent”), certain subsidiaries of the Borrower and the Parent as guarantors, the various financial institutions party thereto, and the Bank of Nova Scotia, as administrative agent, collateral agent, issuing bank and swing line bank, filed as Exhibit 10.31.3 to this Annual Report on Form 10-K.

10.32
Restatement Agreement dated as of November 29, 2012, by and among Kansas City Southern de México, S.A. de C.V., certain of its subsidiaries named therein as subsidiary guarantors, various financial institutions and other persons from time to time parties (the “Lenders”), and JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and as collateral agent (in such capacity, the “Collateral Agent”), filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on November 30, 2012 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.32.

10.32.1
Second Amended and Restated Credit Agreement, dated November 29, 2012, by and between Kansas City Southern de México, S.A. de C.V., the various financial institutions and other persons from time to time parties thereto (the “Lenders”), and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the Lenders, J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, as joint lead arrangers and joint bookrunners and certain other financial institutions party thereto, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on November 30, 2012 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.32.1.

10.32.2
Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of January 30, 2014, by and among Kansas City Southern de México, S.A. de C.V., certain of its subsidiaries as guarantors, the various financial institutions parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, issuer and swing line lender, filed as Exhibit 10.32.2 to this Annual Report on Form 10-K.

10.33
Form of Loan Agreement between General Electric Capital Corporation and KCSM, dated September 1, 2011, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2011, filed on October 21, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.33.

10.34
Financing Agreement dated as of February 21, 2012, between The Kansas City Southern Railway Company and the United States of America represented by the Secretary of Transportation acting through the Administrator of the Federal Railroad Administration, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 22, 2012 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.34.

10.35
Employment Agreement dated July 24, 2009, between The Kansas City Southern Railway Company and David R. Ebbrecht, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on August 13, 2012 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.35.

10.35.1
Amendment to Employment Agreement dated December 17, 2012, between KCSR and David R. Ebbrecht, filed as Exhibit 10.35.1 to the Company’s Form 10-K for the year ended December 31, 2012, filed on February 4, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.35.1.

10.36
Purchase Agreement, dated April 24, 2013, among KCSR, the Guarantors, JPM, Merrill Lynch and Morgan Stanley, filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.36.

10.37
Purchase Agreement, dated April 24, 2013, among KCSM, JPM, Merrill Lynch and Morgan Stanley, filed as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 29, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.37.

10.38
Purchase Agreement, dated October 24, 2013, among KCSR, the Guarantors, JPM, Merrill Lynch and Morgan Stanley, filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 30, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.38.

10.39
Purchase Agreement, dated October 24, 2013, among KCSM, the Guarantors, JPM, Merrill Lynch and Morgan Stanley, filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 30, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.39.

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Company

Exhibit	Description
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm, is attached to this Form 10-K as Exhibit 23.1.

31.1	Certification of David L Starling, Chief Executive Officer of the Company, is attached to this Form 10-K as Exhibit 31.1.

31.2	Certification of Michael W. Upchurch, Chief Financial Officer of the Company, is attached to this Form 10-K as Exhibit 31.2.

32.1	Certification of David L. Starling, Chief Executive Officer of the Company, furnished pursuant to 18 U.S.C. Section 1350, is attached to this Form 10-K as Exhibit 32.1.

32.2	Certification of Michael W. Upchurch, Chief Financial Officer of the Company, furnished pursuant to 18 U.S.C. Section 1350, is attached to this Form 10-K as Exhibit 32.2.

101
The following financial information from Kansas City Southern’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012, and 2011, (iii) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011, (v) Consolidated Statements of Changes in Equity for the Three Years ended December 31, 2013, 2012, and 2011, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kansas City Southern

By:	/S/ DAVID L. STARLING
David L. Starling President, Chief Executive Officer and Director
January 31, 2014
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on January 31, 2014.

Signature	Title

/S/ DAVID L. STARLING	President, Chief Executive Officer and Director.
David L. Starling

/S/ MICHAEL W. UPCHURCH	Executive Vice President and Chief Financial Officer (Principal Financial Officer).
Michael W. Upchurch

/S/ MARY K. STADLER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer).
Mary K. Stadler

/S/ MICHAEL R. HAVERTY	Chairman of the Board and Director.
Michael R. Haverty

/S/ LU M. CÓRDOVA	Director.
Lu M. Córdova

/S/ HENRY R. DAVIS	Director.
Henry R. Davis

/S/ ROBERT J. DRUTEN	Director.
Robert J. Druten

Signature	Title

/S/ TERRENCE P. DUNN	Director.
Terrence P. Dunn

/S/ ANTONIO O. GARZA, JR.	Director.
Antonio O. Garza, Jr.

/S/ THOMAS A. MCDONNELL	Director.
Thomas A. McDonnell

/S/ RODNEY E. SLATER	Director.
Rodney E. Slater

Kansas City Southern
2013 Form 10-K Annual Report
Index to Exhibits

Exhibit	Document
10.31.3
Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of January 30, 2014, by and among The Kansas City Southern Railway Company (the “Borrower”), Kansas City Southern (the “Parent”), certain subsidiaries of the Borrower and the Parent as guarantors, the various financial institutions party thereto, and the Bank of Nova Scotia, as administrative agent, collateral agent, issuing bank and swing line bank.

10.32.2
Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of January 30, 2014, by and among Kansas City Southern de México, S.A. de C.V., certain of its subsidiaries as guarantors, the various financial institutions parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, issuer and swing line lender.

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

101
The following financial information from Kansas City Southern’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012, and 2011, (iii) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011, (v) Consolidated Statements of Changes in Equity for the Three Years ended December 31, 2013, 2012, and 2011, and (vi) the Notes to Consolidated Financial Statements