Form 10-Q
period 2014-03-31
KANSAS CITY SOUTHERN
filed 2014-04-17
CIK 54480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	April 9, 2014
Common Stock, $0.01 per share par value	110,324,940 Shares

Kansas City Southern and Subsidiaries
Form 10-Q
March 31, 2014

Kansas City Southern and Subsidiaries
Form 10-Q
March 31, 2014
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Introductory Comments
The unaudited Consolidated Financial Statements included herein have been prepared by Kansas City Southern pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As used herein, “KCS” or the “Company” may refer to Kansas City Southern or, as the context requires, to one or more subsidiaries of Kansas City Southern. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the consolidated financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Results for the three months ended March 31, 2014, are not necessarily indicative of the results expected for the full year ending December 31, 2014.

Kansas City Southern and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
	March 31,
	2014	2013
	(In millions, except share and per share amounts) (Unaudited)
Revenues	$607.4	$552.8
Operating expenses:
Compensation and benefits	110.6	106.9
Purchased services	55.2	52.3
Fuel	103.9	90.9
Equipment costs	31.7	41.9
Depreciation and amortization	61.9	53.1
Materials and other	54.2	44.8
Lease termination costs	29.9	—
Total operating expenses	447.4	389.9
Operating income	160.0	162.9
Equity in net earnings of unconsolidated affiliates	5.7	5.5
Interest expense	(18.7)	(23.7)
Debt retirement costs	(6.6)	—
Foreign exchange gain	3.1	13.5
Other income (expense), net	(0.5)	0.3
Income before income taxes	143.0	158.5
Income tax expense	49.0	54.3
Net income	94.0	104.2
Less: Net income attributable to noncontrolling interest	0.3	0.4
Net income attributable to Kansas City Southern and subsidiaries	93.7	103.8
Preferred stock dividends	0.1	0.1
Net income available to common stockholders	$93.6	$103.7

Earnings per share:
Basic earnings per share	$0.85	$0.94
Diluted earnings per share	$0.85	$0.94

Average shares outstanding (in thousands):
Basic	110,086	109,907
Potentially dilutive common shares	317	358
Diluted	110,403	110,265
See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
	2014	2013
	(In millions) (Unaudited)
Net income	$94.0	$104.2
Other comprehensive income:
Reclassification adjustment from cash flow hedges included in net income, net of tax of less than $0.1 million	—	0.2
Foreign currency translation adjustments, net of tax of $0.2 million	—	0.4
Other comprehensive income	—	0.6
Comprehensive income	94.0	104.8
Less: Comprehensive income attributable to noncontrolling interest	0.3	0.4
Comprehensive income attributable to Kansas City Southern and subsidiaries	$93.7	$104.4
See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(In millions, except share and per share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$167.5	$429.5
Accounts receivable, net	195.6	198.3
Materials and supplies	131.8	121.3
Deferred income taxes	125.6	131.6
Other current assets	71.2	61.7
Total current assets	691.7	942.4
Investments	40.8	41.1
Restricted funds	—	4.2
Property and equipment (including concession assets), net	6,540.9	6,356.3
Other assets	87.6	91.4
Total assets	$7,361.0	$7,435.4
LIABILITIES AND EQUITY
Current liabilities:
Debt due within one year	$24.9	$332.0
Commercial paper	175.0	—
Accounts payable and accrued liabilities	374.4	398.6
Total current liabilities	574.3	730.6
Long-term debt	1,857.3	1,856.9
Deferred income taxes	1,067.4	1,044.6
Other noncurrent liabilities and deferred credits	122.7	126.7
Total liabilities	3,621.7	3,758.8
Commitments and contingencies	—	—
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding	6.1	6.1
$.01 par, common stock, 400,000,000 shares authorized; 123,352,185 shares issued; 110,325,979 and 110,229,229 shares outstanding at March 31, 2014 and December 31, 2013, respectively	1.1	1.1
Paid-in capital	942.2	942.5
Retained earnings	2,485.6	2,422.9
Accumulated other comprehensive loss	(2.0)	(2.0)
Total stockholders’ equity	3,433.0	3,370.6
Noncontrolling interest	306.3	306.0
Total equity	3,739.3	3,676.6
Total liabilities and equity	$7,361.0	$7,435.4
See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2014	2013
	(In millions) (Unaudited)
Operating activities:
Net income	$94.0	$104.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61.9	53.1
Deferred income taxes	25.6	22.1
Equity in net earnings of unconsolidated affiliates	(5.7)	(5.5)
Share-based compensation	1.5	4.6
Excess tax benefit from share-based compensation	(2.4)	(2.9)
Distributions from unconsolidated affiliates	8.0	—
Debt retirement costs	6.6	—
Changes in working capital items:
Accounts receivable	4.2	(18.7)
Materials and supplies	(10.6)	(13.1)
Other current assets	(8.8)	5.2
Accounts payable and accrued liabilities	(27.1)	(25.4)
Other, net	(3.9)	2.0
Net cash provided by operating activities	143.3	125.6

Investing activities:
Capital expenditures	(98.0)	(112.7)
Purchase or replacement of equipment under operating leases	(128.0)	—
Property investments in MSLLC	(19.6)	(12.9)
Proceeds from disposal of property	1.4	2.9
Other, net	4.3	(0.1)
Net cash used for investing activities	(239.9)	(122.8)

Financing activities:
Proceeds from commercial paper	864.6	—
Repayment of commercial paper	(689.8)	—
Proceeds from issuance of long-term debt	175.0	—
Repayment of long-term debt	(490.4)	(14.5)
Dividends paid	(23.8)	—
Debt costs	(3.6)	(0.5)
Excess tax benefit from share-based compensation	2.4	2.9
Proceeds from employee stock plans	0.2	0.4
Net cash used for financing activities	(165.4)	(11.7)
Cash and cash equivalents:
Net decrease during each period	(262.0)	(8.9)
At beginning of year	429.5	72.6
At end of period	$167.5	$63.7
See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements
1. Accounting Policies, Interim Financial Statements and Basis of Presentation
In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the results for interim periods. All adjustments made were of a normal and recurring nature. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three months ended March 31, 2014, are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.
 Effective January 1, 2014, the Company adopted, on a prospective basis, the new guidance issued by the Financial Accounting Standards Board (FASB) related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires, unless certain conditions exists, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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
The following table reconciles the basic earnings per share computation to the diluted earnings per share computation (in millions, except share and per share amounts):

	Three Months Ended
	March 31,
	2014	2013
Net income available to common stockholders for purposes of computing basic and diluted earnings per share	$93.6	$103.7
Weighted-average number of shares outstanding (in thousands):
Basic shares	110,086	109,907
Effect of dilution	317	358
Diluted shares	110,403	110,265
Earnings per share:
Basic earnings per share	$0.85	$0.94
Diluted earnings per share	$0.85	$0.94

Potentially dilutive shares excluded from the calculation (in thousands):
Stock options excluded as their inclusion would be anti-dilutive	68	57

3. Lease Conversion Program
During the fourth quarter of 2013, the Company initiated a multi-year lease conversion program (the “Lease Conversion Program”) to optimize the Company’s capital structure and take advantage of a favorable interest rate environment. This initiative has been funded with a portion of the proceeds from the senior notes issued during the fourth quarter of 2013 and available cash. As part of the Lease Conversion Program, in the first quarter of 2014, the Company purchased $126.6 million of equipment under existing operating leases and replacement equipment as certain operating leases expired. In the first quarter of 2014, the Company recognized $29.9 million of lease termination costs (included in operating expenses) due to the early termination of certain operating leases and the related purchase of the equipment under the Lease Conversion Program.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

4. Property and Equipment (including Concession Assets)
Property and equipment, including concession assets, and related accumulated depreciation and amortization are summarized below (in millions):

	March 31, 2014	December 31, 2013
Land	$216.4	$216.4
Concession land rights	141.2	141.2
Road property	6,049.4	5,955.7
Equipment	1,603.4	1,436.2
Technology and other	151.6	152.8
Construction in progress	134.9	171.4
Total property	8,296.9	8,073.7
Accumulated depreciation and amortization	1,756.0	1,717.4
Property and equipment (including concession assets), net	$6,540.9	$6,356.3
Concession assets, net of accumulated amortization of $451.2 million and $444.1 million, totaled $1,956.4 million and $1,951.0 million at March 31, 2014 and December 31, 2013, respectively.

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
The Company’s derivative financial instruments are measured at fair value on a recurring basis and consist of foreign currency forward contracts, which are classified as Level 2 instruments. The Company determines the fair value of its derivative financial instrument positions based upon pricing models using inputs observed from actively quoted markets and also takes into consideration the contract terms as well as other inputs, including market currency exchange rates. The fair value of the foreign currency forward contract assets was $3.2 million as of March 31, 2014. There were no outstanding foreign currency forward contracts as of December 31, 2013.
The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, accounts payable and commercial paper obligations. The carrying value of the short-term financial instruments approximates their fair value.
The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $1,814.8 million and $2,082.9 million at March 31, 2014 and December 31, 2013, respectively. The carrying value was $1,882.2 million and $2,188.9 million at March 31, 2014 and December 31, 2013, respectively. If the Company’s debt were measured at fair value, the fair value measurements of the individual debt instruments would have been classified as either Level 1 or Level 2 in the fair value hierarchy.

6. Derivative Instruments
The Company enters into derivative transactions in certain situations based on management’s assessment of current market conditions and perceived risks. Management intends to respond to evolving business and market conditions and in doing so, may enter into such transactions as deemed appropriate.
Credit Risk. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages this risk by limiting its counterparties to large financial institutions which meet the Company’s credit rating standards and

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

have an established banking relationship with the Company. As of March 31, 2014, the Company did not expect any losses as a result of default of its counterparties.
Foreign Currency Forward Contracts. The Company’s Mexican subsidiaries have net U.S. dollar-denominated liabilities (primarily debt) which, for Mexican income tax purposes, are subject to periodic revaluation based on changes in the value of the Mexican peso against the U.S. dollar. This revaluation creates fluctuations in the Company’s Mexican income tax expense and the amount of income taxes paid in Mexico. The Company enters into foreign currency forward contracts to hedge its exposure to this risk. In the first quarter of 2014, the Company entered into foreign currency forward contracts with an aggregate notional amount of $345.0 million. These contracts mature on December 31, 2014, and obligate the Company to purchase a total of Ps.4,642.5 million at a weighted average exchange rate of Ps.13.46 to each U.S. dollar. In the first quarter of 2013, the Company entered into foreign currency forward contracts with an aggregate notional amount of $250.0 million maturing on December 31, 2013. These contracts obligated the Company to purchase a total of Ps.3,275.3 million at a weighted average exchange rate of Ps.13.10 to each U.S. dollar. The Company has not designated any of the foreign currency forward contracts as hedging instruments for accounting purposes. The Company measures the foreign currency forward contracts at fair value each period and recognizes any change in fair value in foreign exchange gain (loss) within the consolidated statements of income.
 The following table presents the fair value of derivative instruments included in the consolidated balance sheets (in millions):

	Derivative Assets
	Balance Sheet Location	March 31, 2014	December 31, 2013
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$3.2	$—
Total derivative assets		$3.2	$—

The following table presents the amounts included in the consolidated statements of income for the three months ended March 31 (in millions):

	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments:		2014	2013
Foreign currency forward contracts	Foreign exchange gain	$3.2	$9.1
Total		$3.2	$9.1

7. Long-Term Debt
KCSR Credit Agreement Amendment. On January 30, 2014, the Company and KCSR entered into agreements to establish a $450.0 million commercial paper program for KCSR (the “KCSR Commercial Paper Program”). Also on January 30, 2014, the Company, KCSR and certain other subsidiaries of the Company that guaranty the 2012 KCSR Credit Agreement entered into an amendment to the 2012 KCSR Credit Agreement which eliminated certain representations as a condition to borrowing under the revolving credit facility (the “KCSR Revolving Facility”), provided for the prepayment of all outstanding term loans (the “Term Loan”) under the 2012 KCSR Credit Agreement on or before February 13, 2014, and increased the borrowing capacity under the KCSR Revolving Facility to $450.0 million. The KCSR Revolving Facility serves as a backstop for the KCSR Commercial Paper Program, which now serves as KCSR’s primary means of short-term funding.
KCSM Credit Agreement Amendment. On January 30, 2014, KCSM entered into agreements to establish a $200.0 million commercial paper program for KCSM (the “KCSM Commercial Paper Program”). Also on January 30, 2014, KCSM and certain subsidiaries of KCSM that guaranty the 2012 KCSM Credit Agreement entered into an amendment to the 2012 KCSM Credit Agreement which eliminated certain representations as a condition to borrowing under the KCSM revolving credit facility (the “KCSM Revolving Facility”) and provided for same-day availability of borrowed funds if desired by KCSM. The KCSM Revolving Facility serves as a backstop for the KCSM Commercial Paper Program, which now serves as KCSM’s primary means of short-term funding.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

KCSM 8.0% Senior Notes. On February 3, 2014, KCSM redeemed all of the remaining $62.8 million aggregate principal amount of the KCSM 8.0% senior unsecured notes due February 1, 2018, at a redemption price (expressed as a percentage of the principal amount) of 104.0%, using a portion of the proceeds from the KCSM floating rate senior unsecured notes due October 28, 2016, issued in the fourth quarter of 2013.
KCSR Revolving Credit Facility and Term Loan. On February 7, 2014, KCSR borrowed $175.0 million under the KCSR Revolving Facility and used the proceeds and cash on hand to repay the outstanding $245.3 million principal amount of the KCSR Term Loan. On February 14, 2014, KCSR repaid the outstanding $175.0 million principal amount of the KCSR Revolving Facility using proceeds received under the KCSR Commercial Paper Program.

8. Commercial Paper
KCSR and KCSM’s Commercial Paper Programs serve as the primary means of short-term funding. As of March 31, 2014, KCSR had $175.0 million of commercial paper outstanding at a weighted-average interest rate of 0.691% and KCSM had no commercial paper outstanding.

9. Equity
The following tables summarize the changes in equity (in millions):

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity
Beginning balance	$3,370.6	$306.0	$3,676.6	$3,096.6	$304.1	$3,400.7
Net income	93.7	0.3	94.0	103.8	0.4	104.2
Other comprehensive income	—	—	—	0.6	—	0.6
Dividends on common stock	(30.9)	—	(30.9)	(23.6)	—	(23.6)
Dividends on $25 par preferred stock	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Options exercised and stock subscribed, net of shares withheld for employee taxes	(4.2)	—	(4.2)	(2.2)	—	(2.2)
Excess tax benefit from share-based compensation	2.4	—	2.4	2.9	—	2.9
Share-based compensation	1.5	—	1.5	4.6	—	4.6
Ending balance	$3,433.0	$306.3	$3,739.3	$3,182.6	$304.5	$3,487.1
Cash Dividends on Common Stock
On January 27, 2014, the Company’s Board of Directors declared a cash dividend of $0.280 per share payable on April 2, 2014, to common stockholders of record as of March 10, 2014. The aggregate amount of the dividend declared was $30.9 million.
The following table presents the amount of cash dividends declared per common share by the Company’s Board of Directors:

	Three Months Ended
	March 31,
	2014	2013
Cash dividends declared per common share	$0.280	$0.215

10. Commitments and Contingencies
Concession Duty. Under KCSM’s 50-year railroad concession from the Mexican government (the “Concession”), which would expire in 2047 unless extended, KCSM pays concession duty expense of 1.25% of gross revenues. For the three months ended March 31, 2014, the concession duty expense, which is recorded within materials and other in operating expenses, was $3.6 million, compared to $3.4 million for the same period in 2013.

Kansas City Southern and Subsidiaries
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
The risk of incurring environmental liability is inherent in the railroad industry. As part of serving the petroleum and chemicals industry, the Company transports hazardous materials and has a professional team available to respond to and mitigate environmental issues that might occur in the transport of such materials.
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
Personal Injury. The Company’s personal injury liability is based on semi-annual actuarial studies performed on an undiscounted basis by an independent third party actuarial firm and reviewed by management. This liability is based on personal injury claims filed and an estimate of claims incurred but not yet reported. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Adjustments to the liability are reflected within operating expenses in the period in which changes to estimates are known. Personal injury claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The personal injury liability as of March 31, 2014, was based on an updated actuarial study of personal injury claims through November 30, 2013, and review of the last four months’ claims experience.
The personal injury liability activity was as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Balance at beginning of year	$31.2	$34.4
Accruals	2.2	2.2
Change in estimate	(1.3)	(0.4)
Payments	(1.6)	(2.8)
Balance at end of period	$30.5	$33.4
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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
Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness or further weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and its operating results. If the financial condition of the Company’s customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate at March 31, 2014.
Income Tax. Tax returns filed in the U.S. for periods after 2009 and in Mexico for periods after 2007 remain open to examination by the taxing authorities. In 2014, the Internal Revenue Service (“IRS”) initiated an examination on the 2011 and 2012 U.S. federal tax returns and the Servicio de Administración Tributaria (the “SAT”), the Mexican equivalent of the IRS, initiated an examination on the 2012 tax return of KCSM Servicios. KCSM’s 2007 and 2010 tax returns are currently under examination by the SAT. The Company is litigating an audit assessment from the SAT for KCSM for the year ended December 31, 2005. The Company believes it is more likely than not that it will prevail in challenging the KCSM 2005 assessment. While the outcome of this matter cannot be predicted with certainty, the Company does not believe, when resolved, that this dispute will have a material effect on its consolidated financial statements. However, an unexpected adverse resolution could have a material effect on the consolidated financial statements in a particular quarter or fiscal year.
Tax Contingencies. KCSM has not historically assessed Value Added Tax (“VAT”) on international import transportation services provided to its customers based on a written ruling that KCSM obtained from the SAT in 2008 stating that such services were exempt from VAT (the “2008 Ruling”). Notwithstanding the 2008 Ruling, in December 2013, the SAT unofficially informed KCSM of an intended implementation of a new criteria effective as of January 1, 2014, pursuant to which VAT would be assessed on all international import transportation services on the portion of the services provided within Mexico.  Additionally, in November 2013, the SAT filed an action to nullify the 2008 Ruling, potentially exposing the application of the new criteria to open tax years. In February 2014, KCSM filed an action opposing the SAT’s nullification action.  While the SAT’s unofficial communication to KCSM is not enforceable and the 2008 Ruling continues to be in effect, KCSM notified its customers in December 2013 of the potential assessment of VAT on international import transportation services as of January 1, 2014, and is addressing required changes in KCSM billing systems; however, implementation of any VAT assessment will depend on future developments and guidance expected to be published by the SAT. Due to the pass-through nature of VAT assessed on services provided to customers, the Company does not believe any ultimate requirement to assess VAT on international import transportation services will have a significant effect on its consolidated financial statements. However, unexpected adverse implementation criteria imposed by the SAT for open tax years could have a material effect on the consolidated financial statements of the Company in a particular quarter or fiscal year.
Mexican Regulatory Railroad Service Law.  In Mexico, proposed legislation was introduced in 2013 in the House of Deputies to amend certain provisions in the Mexican Regulatory Railroad Service Law.  In February 2014, this proposed legislation was approved by the Mexican House of Deputies.  The proposed legislation is now before the Mexican Senate for consideration where it is expected to be amended.  The Mexican Senate is currently considering implementation legislation for telecommunications, antitrust, energy and election reform and the proposed rail legislation has been set aside and may not be acted on by the Senate in this congressional period which ends on April 30, 2014. If not acted on in the current congressional period, the rail legislation would likely be considered in the next congressional period, which begins September 1, 2014.  Because any final legislation is still subject to discussion and change in the Mexican Senate, and requires the signature of the President of Mexico, it is too early to determine what, if any, impact the

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

proposed rail legislation could have on the Mexican railroad industry and its customers.  The Mexican Congress is also considering reform of its antitrust laws which if approved would replace the existing antitrust law effective since 1993.  Legislation amending the Mexican Regulatory Railroad Service Law and the Mexican antitrust law if approved could have a material adverse effect on the Company’s consolidated financial statements.
Panama Canal Railway Company (“PCRC”) Guarantees and Indemnities. At March 31, 2014, the Company had issued and outstanding $5.3 million under a standby letter of credit to fulfill its obligation to fund fifty percent of the debt service reserve or liquidity reserve established by PCRC in connection with the issuance of the 7.0% Senior Secured Notes due November 1, 2026 (the “PCRC Notes”). Additionally, KCS has pledged its shares of PCRC as security for the PCRC Notes.

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
The following tables provide information by geographic area (in millions):

	Three Months Ended
	March 31,
Revenues	2014	2013
U.S.	$325.1	$297.5
Mexico	282.3	255.3
Total revenues	$607.4	$552.8

Property and equipment (including concession assets), net	March 31, 2014	December 31, 2013
U.S.	$3,756.6	$3,662.2
Mexico	2,784.3	2,694.1
Total property and equipment (including concession assets), net	$6,540.9	$6,356.3

12. Condensed Consolidating Financial Information
As of March 31, 2014, KCSR had outstanding $450.0 million principal amount of 4.30% Senior Notes due May 15, 2043 and $200.0 million principal amount of 3.85% Senior Notes due November 15, 2023, which are unsecured obligations of KCSR, and are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCS and certain wholly-owned domestic subsidiaries. The Company intends to file a registration statement on Form S-4 with the Securities and Exchange Commission (“SEC”) for the 4.30% Senior Notes and 3.85% Senior Notes, and as a result, is providing the accompanying condensed consolidating financial information (in millions) pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.”

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31, 2014
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$284.0	$11.4	$321.9	$(9.9)	$607.4
Operating expenses	0.9	226.9	9.9	220.2	(10.5)	447.4
Operating income (loss)	(0.9)	57.1	1.5	101.7	0.6	160.0
Equity in net earnings of unconsolidated affiliates	88.5	0.3	1.0	5.0	(89.1)	5.7
Interest expense	—	(21.5)	—	(10.2)	13.0	(18.7)
Debt retirement costs	—	(2.7)	—	(3.9)	—	(6.6)
Foreign exchange gain	—	—	—	3.1	—	3.1
Other income (expense), net	13.0	0.4	—	(0.2)	(13.7)	(0.5)
Income before income taxes	100.6	33.6	2.5	95.5	(89.2)	143.0
Income tax expense	6.9	13.0	0.9	28.2	—	49.0
Net income	93.7	20.6	1.6	67.3	(89.2)	94.0
Less: Net income attributable to noncontrolling interest	—	—	0.3	—	—	0.3
Net income attributable to Kansas City Southern and subsidiaries	93.7	20.6	1.3	67.3	(89.2)	93.7
Other comprehensive income	—	—	—	—	—	—
Comprehensive income attributable to Kansas City Southern and subsidiaries	$93.7	$20.6	$1.3	$67.3	$(89.2)	$93.7

	Three Months Ended March 31, 2013
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$264.5	$8.7	$288.7	$(9.1)	$552.8
Operating expenses	0.9	202.2	9.3	187.2	(9.7)	389.9
Operating income (loss)	(0.9)	62.3	(0.6)	101.5	0.6	162.9
Equity in net earnings of unconsolidated affiliates	99.8	0.4	1.3	4.0	(100.0)	5.5
Interest expense	—	(14.7)	—	(21.0)	12.0	(23.7)
Foreign exchange gain	—	—	—	13.5	—	13.5
Other income, net	11.3	1.7	—	—	(12.7)	0.3
Income before income taxes	110.2	49.7	0.7	98.0	(100.1)	158.5
Income tax expense	6.4	17.4	0.3	30.2	—	54.3
Net income	103.8	32.3	0.4	67.8	(100.1)	104.2
Less: Net income attributable to noncontrolling interest	—	—	0.4	—	—	0.4
Net income attributable to Kansas City Southern and subsidiaries	103.8	32.3	—	67.8	(100.1)	103.8
Other comprehensive income	0.6	0.1	—	0.7	(0.8)	0.6
Comprehensive income attributable to Kansas City Southern and subsidiaries	$104.4	$32.4	$—	$68.5	$(100.9)	$104.4

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2014
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$2.9	$248.1	$8.4	$452.7	$(20.4)	$691.7
Investments	—	4.0	—	36.8	—	40.8
Investments in consolidated subsidiaries	2,243.4	(2.4)	462.8	—	(2,703.8)	—
Property and equipment (including concession assets), net	—	2,856.9	197.2	3,486.8	—	6,540.9
Other assets	1.5	48.2	—	37.9	—	87.6
Total assets	$2,247.8	$3,154.8	$668.4	$4,014.2	$(2,724.2)	$7,361.0
Liabilities and equity:
Current liabilities	$(1,194.6)	$1,466.4	$127.8	$195.1	$(20.4)	$574.3
Long-term debt	0.2	703.5	0.2	1,153.4	—	1,857.3
Deferred income taxes	(3.5)	727.0	128.2	215.7	—	1,067.4
Other liabilities	3.1	92.0	0.7	26.9	—	122.7
Stockholders’ equity	3,442.6	165.9	105.2	2,423.1	(2,703.8)	3,433.0
Noncontrolling interest	—	—	306.3	—	—	306.3
Total liabilities and equity	$2,247.8	$3,154.8	$668.4	$4,014.2	$(2,724.2)	$7,361.0

	December 31, 2013
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$2.6	$403.0	$8.8	$560.1	$(32.1)	$942.4
Investments	—	9.6	—	31.5	—	41.1
Investments in consolidated subsidiaries	2,154.6	(2.1)	461.8	—	(2,614.3)	—
Restricted funds	—	—	—	4.2	—	4.2
Property and equipment (including concession assets), net	0.1	2,780.4	198.6	3,377.2	—	6,356.3
Other assets	1.5	50.9	—	39.0	—	91.4
Total assets	$2,158.8	$3,241.8	$669.2	$4,012.0	$(2,646.4)	$7,435.4
Liabilities and equity:
Current liabilities	$(1,216.5)	$1,580.6	$130.7	$267.9	$(32.1)	$730.6
Long-term debt	0.2	704.3	0.2	1,152.2	—	1,856.9
Deferred income taxes	(11.7)	719.8	127.6	208.9	—	1,044.6
Other liabilities	6.6	92.0	0.7	27.5	(0.1)	126.7
Stockholders’ equity	3,380.2	145.1	104.0	2,355.5	(2,614.2)	3,370.6
Noncontrolling interest	—	—	306.0	—	—	306.0
Total liabilities and equity	$2,158.8	$3,241.8	$669.2	$4,012.0	$(2,646.4)	$7,435.4

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2014
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$21.3	$15.9	$0.4	$105.7	$—	$143.3
Investing activities:
Capital expenditures	—	(59.2)	(0.4)	(39.9)	1.5	(98.0)
Purchase of equipment under operating leases	—	(42.9)	—	(85.1)	—	(128.0)
Property investments in MSLLC	—	—	—	(19.6)	—	(19.6)
Other investing activities	(0.2)	0.6	(0.2)	6.6	(1.1)	5.7
Net cash used	(0.2)	(101.5)	(0.6)	(138.0)	0.4	(239.9)
Financing activities:
Proceeds from commercial paper	—	864.6	—	—	—	864.6
Repayment of commercial paper	—	(689.8)	—	—	—	(689.8)
Proceeds from issuance of long-term debt	—	175.0	—	—	—	175.0
Repayment of long-term debt	—	(421.1)	(0.1)	(69.2)	—	(490.4)
Dividends paid	(23.8)	—	—	—	—	(23.8)
Other financing activities	2.6	(0.8)	0.2	(2.6)	(0.4)	(1.0)
Net cash provided (used)	(21.2)	(72.1)	0.1	(71.8)	(0.4)	(165.4)
Cash and cash equivalents:
Net decrease	(0.1)	(157.7)	(0.1)	(104.1)	—	(262.0)
At beginning of year	0.4	196.1	0.2	232.8	—	429.5
At end of period	$0.3	$38.4	$0.1	$128.7	$—	$167.5

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS–(Continued)

	Three Months Ended March 31, 2013
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided (used)	$(3.0)	$(1.6)	$0.8	$129.4	$—	$125.6
Investing activities:
Capital expenditures	—	(76.2)	(0.8)	(35.7)	—	(112.7)
Property investments in MSLLC	—	—	—	(12.9)	—	(12.9)
Proceeds from repayment of loans to affiliates	—	59.4	—	—	(59.4)	—
Other investing activities	(0.4)	1.8	(0.3)	1.0	0.7	2.8
Net cash used	(0.4)	(15.0)	(1.1)	(47.6)	(58.7)	(122.8)
Financing activities:
Repayment of long-term debt	—	(8.2)	(0.1)	(6.2)	—	(14.5)
Repayment of loans from affiliates	—	—	—	(59.4)	59.4	—
Other financing activities	3.3	(0.4)	0.3	0.3	(0.7)	2.8
Net cash provided (used)	3.3	(8.6)	0.2	(65.3)	58.7	(11.7)
Cash and cash equivalents:
Net increase (decrease)	(0.1)	(25.2)	(0.1)	16.5	—	(8.9)
At beginning of year	0.1	29.6	0.1	42.8	—	72.6
At end of period	$—	$4.4	$—	$59.3	$—	$63.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion below, as well as other portions of this Form 10-Q, contain forward-looking statements that are not based upon historical information. Readers can identify these forward-looking statements by the use of such verbs as “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. Such forward-looking statements are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-Q. However, such statements are dependent on and, therefore, can be influenced by, a number of external variables over which management has little or no control, including: competition and consolidation within the transportation industry; the business environment in industries that produce and use items shipped by rail; loss of the rail concession of Kansas City Southern’s subsidiary, Kansas City Southern de México, S.A. de C.V.; the termination of, or failure to renew, agreements with customers, other railroads and third parties; interest rates; access to capital; disruptions to the Company’s technology infrastructure, including its computer systems; natural events such as severe weather, hurricanes and floods; market and regulatory responses to climate change; credit risk of customers and counterparties and their failure to meet their financial obligations; legislative and regulatory developments and disputes; rail accidents or other incidents or accidents on KCS’s rail network or at KCS’s facilities or customer facilities involving the release of hazardous materials, including toxic inhalation hazards; fluctuation in prices or availability of key materials, in particular diesel fuel; dependency on certain key suppliers of core rail equipment; changes in securities and capital markets; loss of key personnel; labor difficulties, including strikes and work stoppages; insufficiency of insurance to cover lost revenue, profits or other damages; acts of terrorism or risk of terrorist activities; war or risk of war; domestic and international economic conditions; political and economic conditions in Mexico and the level of trade between the United States and Mexico; and the outcome of claims and litigation involving the Company or its subsidiaries. For more discussion about each risk factor, see Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which is on file with the U.S. Securities and Exchange Commission (File No. 1-4717) and Part I Item 1A — “Risk Factors” in the Form 10-K and any updates contained herein. Readers are strongly encouraged to consider these factors when evaluating forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the timing when, or by which, such performance or results will be achieved. As a result, actual outcomes or results could materially differ from those indicated in forward-looking statements. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements.
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
Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial position and results of operations is based upon its consolidated financial statements. The preparation of these consolidated financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets and liabilities. The Company bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the accounting for assets and liabilities that are not readily apparent from other sources. If the estimates differ materially from actual results, the impact on the consolidated financial statements may be material. The Company’s critical accounting policies are disclosed in the 2013 Annual Report on Form 10-K.
Overview
The Company is engaged in the freight rail transportation business, operating a coordinated rail network under one reportable business segment. The primary operating subsidiaries of the Company consist of the following: The Kansas City Southern Railway Company (“KCSR”), Kansas City Southern de México, S.A. de C.V. (“KCSM”), Meridian Speedway, LLC (“MSLLC”), and The Texas Mexican Railway Company (“TexMex”). The Company generates revenues and cash flows by providing customers with freight delivery services within its regions, and throughout North America through connections with other Class I rail carriers. Customers conduct business in a number of different industries, including chemical and petroleum products, industrial and consumer products, agriculture and mineral products, energy products, automotive products and intermodal transportation. Appropriate eliminations and reclassifications have been recorded in preparing the consolidated financial statements.

First Quarter Analysis
The Company reported a 10% increase in revenues, a 6% increase in revenue per carload/unit and a 4% increase in carload/unit volumes during the three months ended March 31, 2014, as compared to the same period in 2013. Agriculture and minerals revenues increase was driven by a 43% increase in grain volumes and an 18% increase in grain revenue per carload/unit. During the first quarter of 2013, grain volumes and average length of haul were adversely affected as a result of the severe drought conditions experienced in the Midwest region of the United States during 2012. Revenue increases for all other commodity groups were driven by positive pricing impacts or volumes.
Operating expenses increased $57.5 million during the three months ended March 31, 2014, as compared to the same period in 2013, due to lease termination costs and fuel expense. As a result, operating expenses as a percentage of revenues increased to 73.7% for the three months ended March 31, 2014, as compared to 70.5% for the same period in 2013.
KCSM’s revenues and operating expenses are affected by fluctuations of the Mexican peso against the U.S. dollar. Based on the volume of revenue and expense transactions denominated in Mexican pesos, revenue and expense fluctuations generally offset, with insignificant net impacts to operating income.
During the fourth quarter of 2013, the Company initiated a multi-year lease conversion program (the “Lease Conversion Program”) to optimize the Company’s capital structure and take advantage of a favorable interest rate environment. This initiative has been funded with a portion of the proceeds from the senior notes issued during the fourth quarter of 2013 and available cash. As part of the Lease Conversion Program, during the first quarter of 2014, the Company purchased $126.6 million of equipment under existing operating leases and replacement equipment as certain operating leases expired. This initiative is expected to benefit the Company through reduced equipment costs, partially offset by increased depreciation and interest expense. In the first quarter of 2014, the Company recognized $29.9 million of lease termination costs, which is included in operating expenses, due to the early termination of certain operating leases and the related purchase of the equipment under the Lease Conversion Program.
The Company reported quarterly earnings of $0.85 per diluted share on consolidated net income of $93.7 million for the three months ended March 31, 2014, compared to earnings of $0.94 per diluted share on consolidated net income of $103.8 million for the same period in 2013. The decrease is attributable to lease termination costs under the Lease Conversion Program and a reduction in foreign exchange gain.

Results of Operations
The following summarizes KCS’s consolidated income statement components (in millions):

	Three Months Ended		Change Dollars
	March 31,
	2014	2013
Revenues	$607.4	$552.8	$54.6
Operating expenses	447.4	389.9	57.5
Operating income	160.0	162.9	(2.9)
Equity in net earnings of unconsolidated affiliates	5.7	5.5	0.2
Interest expense	(18.7)	(23.7)	5.0
Debt retirement costs	(6.6)	—	(6.6)
Foreign exchange gain	3.1	13.5	(10.4)
Other income (expense), net	(0.5)	0.3	(0.8)
Income before income taxes	143.0	158.5	(15.5)
Income tax expense	49.0	54.3	(5.3)
Net income	94.0	104.2	(10.2)
Less: Net income attributable to noncontrolling interest	0.3	0.4	(0.1)
Net income attributable to Kansas City Southern and subsidiaries	$93.7	$103.8	$(10.1)

Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months Ended			Three Months Ended			Three Months Ended
	March 31,			March 31,			March 31,
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
Chemical and petroleum	$105.2	$102.4	3%	57.8	59.5	(3%)	$1,820	$1,721	6%
Industrial and consumer products	149.1	144.2	3%	83.6	85.3	(2%)	1,783	1,691	5%
Agriculture and minerals	113.4	81.0	40%	58.7	46.4	27%	1,932	1,746	11%
Energy	78.2	76.3	2%	72.3	71.0	2%	1,082	1,075	1%
Intermodal	88.0	79.8	10%	234.2	227.1	3%	376	351	7%
Automotive	52.4	49.1	7%	28.7	27.1	6%	1,826	1,812	1%
Carload revenues, carloads and units	586.3	532.8	10%	535.3	516.4	4%	$1,095	$1,032	6%
Other revenue	21.1	20.0	6%
Total revenues (i)	$607.4	$552.8	10%

(i) Included in revenues:
Fuel surcharge	$78.3	$71.0
Freight revenues include revenue for transportation services and fuel surcharges. For the three months ended March 31, 2014, revenues and carload/unit volumes increased 10% and 4%, respectively, compared to the same period in 2013. Agriculture and minerals revenues increased $32.4 million, compared to the same period in 2013, primarily due to a 43% increase in grain volumes. During the first quarter of 2013, grain volumes and average length of haul were adversely affected as a result of the severe drought conditions experienced in the Midwest region of the United States during 2012. Revenue per carload/unit increased by 6% for the three months ended March 31, 2014, compared to the same period in 2013, due to positive pricing impacts and commodity mix.
KCS’s fuel surcharges are a mechanism to adjust revenue based upon changing fuel prices. Fuel surcharges are calculated differently depending on the type of commodity transported. For most commodities, fuel surcharge is calculated using a fuel price from a prior time period that can be up to 60 days earlier. In a period of volatile fuel prices or changing customer business mix, changes in fuel expense and fuel surcharge may differ.
The following discussion provides an analysis of revenues by commodity group:

Revenues by commodity group for the three months ended
March 31, 2014
Chemical and petroleum. Revenues increased $2.8 million for the three months ended March 31, 2014, compared to the same period in 2013, due to a 6% increase in revenue per carload/unit, partially offset by a 3% decrease in carload/unit volumes. Revenues increased due to positive pricing impacts in petroleum and plastics, partially offset by decreased petroleum volumes due to increased reliance on hydro power in Mexico.

Revenues by commodity group for the three months ended
March 31, 2014
Industrial and consumer products. Revenues increased $4.9 million for the three months ended March 31, 2014, compared to the same period in 2013, due to a 5% increase in revenue per carload/unit, partially offset by a 2% decrease in carload/unit volumes. Metals and scrap revenues increased due to positive pricing impacts and increased length of haul, partially offset by lower pulp and paper volumes due to harsh winter weather conditions.

Agriculture and minerals. Revenues increased $32.4 million for the three months ended March 31, 2014, compared to the same period in 2013, due to a 27% increase in carload/unit volumes and an 11% increase in revenue per carload/unit. Grain volumes and revenue per carload/unit increased 43% and 18%, respectively, as volumes and average length of haul were adversely affected in the first quarter of 2013 as a result of the severe drought conditions experienced in the Midwestern region of the United States during 2012.

Energy. Revenues increased $1.9 million for the three months ended March 31, 2014, compared to the same period in 2013, due to a 2% increase in carload/unit volumes and a 1% increase in revenue per carload/unit. Volumes increased due to strong frac sand demand driven by higher crude oil prices and utility coal due to harsh winter weather and high natural gas prices. These increases were partially offset by decreased crude oil volumes due to lost business.

Frac Sand
21%
Crude Oil
4%
Coal &
Petroleum
Coke
13%
Utility
Coal
62%

Intermodal. Revenues increased $8.2 million for the three months ended March 31, 2014, compared to the same period in 2013, due to a 7% increase in revenue per carload/unit and a 3% increase in carload/unit volumes. Revenue per carload/unit increased as a result of cross border length of haul and volume growth was driven by conversion of cross border general commodity truck traffic to rail.
Automotive. Revenues increased $3.3 million for the three months ended March 31, 2014, compared to the same period in 2013, due to a 6% increase in carload/unit volumes and a 1% increase in revenue per carload/unit. Growth was driven by new cross border business and increased import/export volume through the Port of Lazaro Cardenas. This increase in revenues was partially offset by the weakening of the Mexican peso against the U.S. dollar.

Operating Expenses
Operating expenses, as shown below (in millions), increased $57.5 million for the three months ended March 31, 2014, compared to the same period in 2013, due to lease termination costs and fuel expense.

	Three Months Ended
	March 31,		Change
	2014	2013	Dollars	Percent
Compensation and benefits	$110.6	$106.9	$3.7	3%
Purchased services	55.2	52.3	2.9	6%
Fuel	103.9	90.9	13.0	14%
Equipment costs	31.7	41.9	(10.2)	(24%)
Depreciation and amortization	61.9	53.1	8.8	17%
Materials and other	54.2	44.8	9.4	21%
Lease termination costs	29.9	—	29.9	100%
Total operating expenses	$447.4	$389.9	$57.5	15%
Compensation and benefits. Compensation and benefits increased $3.7 million for the three months ended March 31, 2014, compared to the same period in 2013, due to annual salary rate increases, increased carload/unit volumes and higher headcount, partially offset by lower incentive compensation expense and the weakening of the Mexican peso against the U.S. dollar.
Purchased services. Purchased services expense increased $2.9 million for the three months ended March 31, 2014, compared to the same period in 2013, due to an increase in trackage rights expense as a result of an increase in carload/unit volumes and corporate expenses.
Fuel. Fuel expense increased $13.0 million for the three months ended March 31, 2014, compared to the same period in 2013, due to higher consumption and diesel fuel prices. The average price per gallon, including the effects of the weakening of the Mexican peso against the U.S. dollar, was $3.10 for the three months ended March 31, 2014, compared to $3.02 for the same period in 2013.
Equipment costs. Equipment costs decreased $10.2 million for the three months ended March 31, 2014, compared to the same period in 2013, due to lower locomotive lease expense as a result of the purchase of 103 locomotives late in the second quarter of 2013, which were previously leased by the Company under operating lease agreements, and the acquisition of equipment under the Lease Conversion Program. As a result of reduced lease expense from the locomotive lease conversion in 2013, the activity under the Lease Conversion Program and reduced net car hire expense due to the increase in owned equipment, total equipment costs are expected to decrease by approximately 25% for the year ended December 31, 2014, as compared to the same period in 2013.
Depreciation and amortization. Depreciation and amortization expense increased $8.8 million for the three months ended March 31, 2014, compared to the same period in 2013, due to a larger asset base, including the purchase of 103 locomotives late in the second quarter of 2013, which were previously leased by the Company under operating lease agreements, and the asset acquisitions under the Lease Conversion Program. As result of expected capital expenditures, the locomotive lease conversion in 2013 and the asset acquisitions under the Lease Conversion Program, total depreciation and amortization expense is expected to increase by approximately 15% for the year ended December 31, 2014, as compared to the same period in 2013.
Materials and other. Materials and other expense increased $9.4 million for the three months ended March 31, 2014, compared to the same period in 2013, due to higher casualty expense and employee expenses. In addition, the Company recognized a recovery from a legal dispute in the first quarter of 2013.
Lease termination costs. Lease termination costs were $29.9 million for the three months ended March 31, 2014, due to the early termination of certain operating leases and the related purchase of the equipment under the Lease Conversion Program. The Company expects to incur additional lease termination costs of approximately $8.0 million through the end of 2014.

Non-Operating Income and Expenses
Equity in net earnings of unconsolidated affiliates. Equity in net earnings from unconsolidated affiliates increased $0.2 million for the three months ended March 31, 2014, compared to the same period in 2013. Equity in earnings from the operations of Panama Canal Railway Company and Ferrocarril y Terminal del Valle de México, S.A. de C.V. increased due to volumes, partially offset by lower equity in earnings of Southern Capital Corporation, LLC due to a gain on sale of property recognized in 2013 and fewer units under lease in 2014.
Interest expense. Interest expense decreased $5.0 million for the three months ended March 31, 2014, compared to the same period in 2013, due to lower average interest rates as a result of the Company’s refinancing activities during 2013, partially offset by an increase in average debt balances driven by financing incurred in 2013 to fund the Lease Conversion Program. During the three months ended March 31, 2014, the average debt and commercial paper balance and average interest rates were $2,104.5 million and 3.5%, compared to $1,601.9 million and 5.8%, respectively, for the same period in 2013.
Debt retirement costs. Debt retirement costs were $6.6 million for the three months ended March 31, 2014, related to the call premiums, original issue discounts and write-off of unamortized debt issuance costs associated with the various redemption activities. The Company did not incur debt retirement costs during the first quarter of 2013.
Foreign exchange gain. For the three months ended March 31, 2014 and 2013, foreign exchange gain was $3.1 million and $13.5 million, respectively. Foreign exchange gain includes the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos and the gain on foreign currency forward contracts.
For the three months ended March 31, 2014, the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos resulted in a foreign exchange loss of $0.1 million, compared to a foreign exchange gain of $4.4 million for the same period in 2013.
The Company enters into foreign currency forward contracts to hedge its net exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar. For the three months ended March 31, 2014 and 2013, foreign exchange gain on foreign currency forward contracts was $3.2 million and $9.1 million, respectively, due to the strengthening of the forward exchange rate of the Mexican peso against the U.S. dollar.
Other income (expense), net. Other income (expense), net, decreased $0.8 million for the three months ended March 31, 2014, compared to the same period in 2013, due to lower miscellaneous income.
Income tax expense. Income tax expense decreased $5.3 million for the three months ended March 31, 2014, compared to the same period in 2013, due to lower pre-tax income in the three months ended March 31, 2014. The components of the effective tax rates for the three months ended March 31, 2014, compared to the same period in 2013 are as follows:

	Three Months Ended
	March 31,
	2014	2013
Income tax expense using the statutory rate in effect	35.0%	35.0%
Tax effect of:
Difference between U.S. and foreign tax rate	(3.3%)	(3.3%)
State and local income tax provision, net	1.3%	1.5%
Foreign exchange (i)	0.2%	2.3%
Other, net	1.1%	(1.2%)
Effective tax rate	34.3%	34.3%

(i)
Mexican income taxes paid in Mexico are paid in Mexican pesos, and as a result, the effective income tax rate reflects fluctuations in the value of the Mexican peso against the U.S. dollar measured by the forward exchange rate. Most significantly, any gain or loss from the revaluation of net U.S. dollar-denominated monetary liabilities (primarily debt) into Mexican pesos is included in Mexican taxable income under Mexican tax law. As a result, a strengthening of the Mexican peso against the U.S. dollar for the reporting period will generally increase the Mexican cash tax obligation and the effective income tax rate, and a weakening of the Mexican peso against the U.S. dollar for the reporting period will generally decrease the Mexican cash tax obligation and the effective tax rate. To hedge its exposure to this risk, the Company enters into foreign currency forward contracts, which are measured at fair value each period and any change in fair value is recognized in foreign exchange gain (loss) within the consolidated statements of income as described above. Refer to Note 6 Derivative Instruments for more information.

Liquidity and Capital Resources
Overview
The Company focuses its cash and capital resources on investing in the business, shareholder returns and optimizing its capital structure.
The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to debt and equity capital markets, and other available financing resources will be sufficient to fund anticipated operating expenses, capital expenditures, debt service costs, dividends and other commitments in the foreseeable future. The Company’s current financing instruments contain restrictive covenants which limit or preclude certain actions; however, the covenants are structured such that the Company has sufficient flexibility to conduct its operations. The Company was in compliance with all of its debt covenants as of March 31, 2014.
Though KCS’s cash flows from operations are expected to be sufficient to fund operations, capital expenditures, debt service and dividends, the Company may, from time to time, incur debt to refinance existing indebtedness, purchase equipment under operating leases, or to fund equipment additions or new investments.
During the fourth quarter of 2013, the Company initiated the Lease Conversion Program to optimize the Company’s capital structure and take advantage of a favorable interest rate environment. This initiative has been funded with a portion of the proceeds from the senior notes issued during the fourth quarter of 2013 and available cash. As part of the Lease Conversion Program, during the first quarter of 2014, the Company purchased $126.6 million of equipment under existing operating leases and purchased replacement equipment as certain operating leases expired.
On January 27, 2014, the Company’s Board of Directors declared a quarterly cash dividend on its common stock of $0.280 per share (total of $30.9 million). Subject to the discretion of the Board of Directors, capital availability and a determination that cash dividends continue to be in the best interest of its stockholders, the Company intends to pay a quarterly dividend on an ongoing basis.
On March 31, 2014, total available liquidity (the unrestricted cash balance plus revolving credit facility and commercial paper program availability) was $642.5 million. As of March 31, 2014, the total cash and cash equivalents held outside of the U.S. in foreign subsidiaries was $126.3 million. The Company expects that this cash will be available to fund operations without incurring additional taxes.
In January 2014, the Company amended its credit agreements to eliminate certain representations as a condition to borrowing under the KCSR and KCSM revolving facilities, provided for the prepayment of all outstanding term loans under the KCSR credit agreement on or before February 13, 2014, and increased the borrowing capacity under KCSR’s revolving credit facility (the “KCSR Revolving Facility”) to $450.0 million. In addition, the Company established a $450.0 million commercial paper program for KCSR and a $200.0 million commercial paper program for KCSM. The Company’s revolving facilities serve as a backstop for the commercial paper programs and these commercial paper programs serve as the Company’s primary means of short-term funding. The three primary rating agencies have rated the KCSR and KCSM commercial paper programs as investment grade. As of March 31, 2014, KCSR had $175.0 million outstanding amount issued under the KCSR commercial paper program and KCSM had no outstanding amount issued under the KCSM commercial paper program.
KCSM 8.0% Senior Notes. On February 3, 2014, KCSM redeemed all of the remaining $62.8 million aggregate principal amount of the KCSM 8.0% senior unsecured notes due February 1, 2018, at a redemption price (expressed as a percentage of the principal amount) of 104.0%, using a portion of the proceeds from the KCSM floating rate senior unsecured notes due October 28, 2016, issued in the fourth quarter of 2013.
KCSR Revolving Credit Facility and Term Loan. On February 7, 2014, KCSR borrowed $175.0 million under the KCSR Revolving Facility and used the proceeds and cash on hand to repay the outstanding $245.3 million principal amount of the KCSR term loan. On February 14, 2014, KCSR repaid the outstanding $175.0 million principal amount of the KCSR Revolving Facility using proceeds received under the KCSR Commercial Paper Program.
For additional discussion of the agreements representing the indebtedness of KCS, see “Liquidity and Capital Resources — Debt and Capital Structure” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Cash Flow Information
Summary cash flow data follows (in millions):

	Three Months Ended
	March 31,
	2014	2013
Cash flows provided by (used for):
Operating activities	$143.3	$125.6
Investing activities	(239.9)	(122.8)
Financing activities	(165.4)	(11.7)
Net decrease in cash and cash equivalents	(262.0)	(8.9)
Cash and cash equivalents beginning of year	429.5	72.6
Cash and cash equivalents end of period	$167.5	$63.7
Cash flows from operating activities increased $17.7 million for the three month period ended March 31, 2014, compared to the same period in 2013, due to increased revenues and an increase in cash generated from working capital items, resulting mainly from the timing of certain payments and receipts, and distributions from unconsolidated affiliates. Net cash used for investing activities increased $117.1 million due to the purchase or replacement of equipment under operating leases. Additional information regarding capital expenditures is provided below. Net cash used for financing activities increased $153.7 million due to the net repayment of long-term debt and dividends, partially offset by the net proceeds from the issuance of commercial paper.

Capital Expenditures
KCS has funded, and expects to continue to fund capital expenditures with operating cash flows, debt and equity financing and equipment leases.
The following table summarizes capital expenditures by type (in millions):

	Three Months Ended
	March 31,
	2014	2013
Roadway capital program	$49.0	$59.5
Locomotives and freight cars	30.1	32.2
Capacity	5.8	7.6
Information technology	3.1	2.3
Other	2.3	1.4
Total capital expenditures (accrual basis)	90.3	103.0
Change in capital accruals	7.7	9.7
Total cash capital expenditures	$98.0	$112.7

Purchase or replacement of equipment under operating leases (accrual basis)	$126.6	$—
Change in capital accruals	1.4	—
Total cash purchase or replacement of equipment under operating leases	$128.0	$—
Generally, the Company’s capital program consists of capital replacement. For 2014, internally generated cash flows are expected to fund cash capital expenditures, which are currently estimated to be between $690.0 million and $740.0 million. In addition, proceeds from the fourth quarter 2013 debt issuances and internally generated cash flows are expected to fund the purchase or replacement of equipment under the Lease Conversion Program, which are currently estimated to be between $300.0 million and $320.0 million in 2014.

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
KCSM Servicios union employees are covered by one labor agreement, which was signed on June 23, 1997, between KCSM and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (“Mexican Railroad Union”), for a term of fifty years, for the purpose of regulating the relationship between the parties. Approximately 80% of KCSM Servicios employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other benefits are subject to negotiation every two years. On April 8, 2014, compensation terms and all other benefits covering the period from July 1, 2013 through June 30, 2014, were finalized between KCSM Servicios and the Mexican Railroad Union. The union labor negotiations with the Mexican Railroad Union have not historically resulted in any strike, boycott or other disruption in KCSM’s business operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There was no material change during the quarter from the information set forth in Part II, Item 7A. “Quantitative and Qualitative Disclosure about Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2013.

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
(b) Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
For information related to the Company’s legal proceedings, see Note 10, Commitments and Contingencies under Part I, Item 1 of this quarterly report on Form 10-Q.

Item 1A.	Risk Factors
There were no material changes during the quarter to the Risk Factors disclosed in Item 1A — “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibits Filed with this Report
3.1	Amended and Restated Bylaws of Kansas City Southern is attached to this Form 10-Q as Exhibit 3.1.

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.1.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.2.

32.1	Principal Executive Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.1.

32.2	Principal Financial Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.2.

101
The following unaudited financial information from Kansas City Southern’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iii) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (v) the Notes to Consolidated Financial Statements.

Exhibit No.	Description of Exhibits Incorporated by Reference
3.2
Article III Section 2, as amended, to Amended and Restated Bylaws of Kansas City Southern, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 6, 2014 (File No. 1-4717), is incorporated by reference as Exhibit 3.2.

3.2.1
Amended and Restated Bylaws of Kansas City Southern, as amended and restated effective upon conclusion of the Company's Annual Meeting of Stockholders on May 1, 2014, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 26, 2014 (File No. 1-4717), with such amendment as described in the Company’s Current Report on Form 8-K, filed on March 6, 2014 (File No. 1-4717), is incorporated herein by reference as Exhibit 3.2.1.

10.1
Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of January 30, 2014, by and among The Kansas City Southern Railway Company (the “Borrower”), Kansas City Southern (the “Parent”), certain subsidiaries of the Borrower and the Parent as guarantors, the various financial institutions party thereto, and the Bank of Nova Scotia, as administrative agent, collateral agent, issuing bank and swing line bank, filed as Exhibit 10.31.3 to the Company’s Form 10-K for the year ended December 31, 2013, filed on January 31, 2014 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.1.

10.2
Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of January 30, 2014, by and among Kansas City Southern de México, S.A. de C.V., certain of its subsidiaries as guarantors, the various financial institutions parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, issuer and swing line lender, filed as Exhibit 10.32.2 to the Company’s Form 10-K for the year ended December 31 2013, filed on January 31, 2014 (File No. 1-4717), is incorporated by reference as Exhibit 10.2.

10.3
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (United States Employees) under the Kansas City Southern 2008 Stock Option and Performance Award Plan for the 2014 Long-Term Incentive Program, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2014 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.3.

10.4
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (Non-United States Employees) under the Kansas City Southern 2008 Stock Option and Performance Award Plan for the 2014 Long-Term Incentive Program, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 26, 2014 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.4.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on April 16, 2014.

Kansas City Southern

/s/ MICHAEL W. UPCHURCH
Michael W. Upchurch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ MARY K. STADLER
Mary K. Stadler
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)