Form 10-Q
period 2014-06-30
KANSAS CITY SOUTHERN
filed 2014-07-18
CIK 54480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	July 11, 2014
Common Stock, $0.01 per share par value	110,337,348 Shares

Kansas City Southern and Subsidiaries
Form 10-Q
June 30, 2014

Kansas City Southern and Subsidiaries
Form 10-Q
June 30, 2014
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Introductory Comments
The unaudited consolidated financial statements included herein have been prepared by Kansas City Southern pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As used herein, “KCS” or the “Company” may refer to Kansas City Southern or, as the context requires, to one or more subsidiaries of Kansas City Southern. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the consolidated financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Results for the three and six months ended June 30, 2014, are not necessarily indicative of the results expected for the full year ending December 31, 2014.

Kansas City Southern and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In millions, except share and per share amounts) (Unaudited)
Revenues	$649.7	$579.3	$1,257.1	$1,132.1
Operating expenses:
Compensation and benefits	115.5	110.1	226.1	217.0
Purchased services	63.8	50.9	119.0	103.2
Fuel	107.7	93.0	211.6	183.9
Equipment costs	29.5	38.6	61.2	80.5
Depreciation and amortization	63.9	54.7	125.8	107.8
Materials and other	55.1	52.7	109.3	97.5
Lease termination costs	8.4	—	38.3	—
Total operating expenses	443.9	400.0	891.3	789.9
Operating income	205.8	179.3	365.8	342.2
Equity in net earnings of unconsolidated affiliates	5.9	3.5	11.6	9.0
Interest expense	(17.9)	(19.2)	(36.6)	(42.9)
Debt retirement costs	—	(111.4)	(6.6)	(111.4)
Foreign exchange gain (loss)	5.3	(22.2)	8.4	(8.7)
Other income (expense), net	(2.8)	(0.1)	(3.3)	0.2
Income before income taxes	196.3	29.9	339.3	188.4
Income tax expense	66.1	14.2	115.1	68.5
Net income	130.2	15.7	224.2	119.9
Less: Net income attributable to noncontrolling interest	0.4	0.3	0.7	0.7
Net income attributable to Kansas City Southern and subsidiaries	129.8	15.4	223.5	119.2
Preferred stock dividends	—	—	0.1	0.1
Net income available to common stockholders	$129.8	$15.4	$223.4	$119.1

Earnings per share:
Basic earnings per share	$1.18	$0.14	$2.03	$1.08
Diluted earnings per share	$1.18	$0.14	$2.02	$1.08

Average shares outstanding (in thousands):
Basic	110,160	109,968	110,121	109,936
Potentially dilutive common shares	237	355	277	356
Diluted	110,397	110,323	110,398	110,292
See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In millions) (Unaudited)
Net income	$130.2	$15.7	$224.2	$119.9
Other comprehensive income (loss):
Unrealized loss on cash flow hedges arising during the period, net of tax of less than $(0.1) million	—	(0.1)	—	(0.1)
Reclassification adjustment from cash flow hedges included in net income, net of tax of $0.2 million	—	0.3	—	0.5
Amortization of prior service credit, net of tax of less than $(0.1) million	—	(0.1)	—	(0.1)
Foreign currency translation adjustments, net of tax of $(0.2) million	—	(0.4)	—	—
Other comprehensive income (loss)	—	(0.3)	—	0.3
Comprehensive income	130.2	15.4	224.2	120.2
Less: Comprehensive income attributable to noncontrolling interest	0.4	0.3	0.7	0.7
Comprehensive income attributable to Kansas City Southern and subsidiaries	$129.8	$15.1	$223.5	$119.5
See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(In millions, except share and per share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$190.2	$429.5
Accounts receivable, net	213.1	198.3
Materials and supplies	125.8	121.3
Deferred income taxes	123.3	131.6
Other current assets	55.8	61.7
Total current assets	708.2	942.4
Investments	38.9	41.1
Restricted funds	—	4.2
Property and equipment (including concession assets), net	6,825.8	6,356.3
Other assets	77.8	91.4
Total assets	$7,650.7	$7,435.4
LIABILITIES AND EQUITY
Current liabilities:
Debt due within one year	$24.8	$332.0
Commercial paper	321.0	—
Accounts payable and accrued liabilities	383.2	398.6
Total current liabilities	729.0	730.6
Long-term debt	1,852.4	1,856.9
Deferred income taxes	1,097.9	1,044.6
Other noncurrent liabilities and deferred credits	129.6	126.7
Total liabilities	3,808.9	3,758.8
Commitments and contingencies	—	—
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding	6.1	6.1
$.01 par, common stock, 400,000,000 shares authorized; 123,352,185 shares issued; 110,323,832 and 110,229,229 shares outstanding at June 30, 2014 and December 31, 2013, respectively	1.1	1.1
Additional paid-in capital	945.4	942.5
Retained earnings	2,584.5	2,422.9
Accumulated other comprehensive loss	(2.0)	(2.0)
Total stockholders’ equity	3,535.1	3,370.6
Noncontrolling interest	306.7	306.0
Total equity	3,841.8	3,676.6
Total liabilities and equity	$7,650.7	$7,435.4
See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2014	2013
	(In millions) (Unaudited)
Operating activities:
Net income	$224.2	$119.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	125.8	107.8
Deferred income taxes	58.4	53.4
Equity in net earnings of unconsolidated affiliates	(11.6)	(9.0)
Share-based compensation	4.4	8.3
Excess tax benefit from share-based compensation	(2.5)	(3.3)
Distributions from unconsolidated affiliates	15.8	6.5
Debt retirement costs	6.6	111.4
Changes in working capital items:
Accounts receivable	(12.4)	(14.0)
Materials and supplies	(4.3)	(12.0)
Other current assets	3.2	(27.0)
Accounts payable and accrued liabilities	(10.6)	(26.9)
Other, net	(0.7)	11.3
Net cash provided by operating activities	396.3	326.4

Investing activities:
Capital expenditures	(268.0)	(265.9)
Purchase or replacement of equipment under operating leases	(294.3)	(155.1)
Property investments in MSLLC	(24.8)	(22.6)
Proceeds from disposal of property	3.6	4.3
Other, net	3.9	(4.9)
Net cash used for investing activities	(579.6)	(444.2)

Financing activities:
Proceeds from commercial paper	5,081.5	—
Repayment of commercial paper	(4,761.1)	—
Proceeds from issuance of long-term debt	175.0	1,403.7
Repayment of long-term debt	(495.4)	(1,203.2)
Dividends paid	(54.8)	(23.8)
Debt costs	(4.1)	(105.7)
Excess tax benefit from share-based compensation	2.5	3.3
Proceeds from employee stock plans	0.4	0.9
Net cash provided by (used for) financing activities	(56.0)	75.2
Cash and cash equivalents:
Net decrease during each period	(239.3)	(42.6)
At beginning of year	429.5	72.6
At end of period	$190.2	$30.0
See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements
1. Accounting Policies, Interim Financial Statements and Basis of Presentation
In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the results for interim periods. All adjustments made were of a normal and recurring nature. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three and six months ended June 30, 2014, are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.
Effective January 1, 2014, the Company adopted, on a prospective basis, ASU No. 2013-11, Income Taxes, issued by the Financial Accounting Standards Board (FASB), related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires, unless certain conditions exists, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration it expects to be entitled in exchange for those goods or services. The standard will be effective for the Company beginning in the first quarter of 2017 and early adoption is not permitted. The new standard permits the use of either the retrospective or cumulative effect transition method on adoption. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures, including which transition method it will adopt.

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
The following table reconciles the basic earnings per share computation to the diluted earnings per share computation (in millions, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income available to common stockholders for purposes of computing basic and diluted earnings per share	$129.8	$15.4	$223.4	$119.1
Weighted-average number of shares outstanding (in thousands):
Basic shares	110,160	109,968	110,121	109,936
Effect of dilution	237	355	277	356
Diluted shares	110,397	110,323	110,398	110,292
Earnings per share:
Basic earnings per share	$1.18	$0.14	$2.03	$1.08
Diluted earnings per share	$1.18	$0.14	$2.02	$1.08

Potentially dilutive shares excluded from the calculation (in thousands):
Stock options excluded as their inclusion would be anti-dilutive	67	—	52	57

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

3. Lease Termination Costs
In the first half of 2014, the Company purchased $297.3 million of equipment under existing operating leases and replacement equipment as certain operating leases expired. These purchases have been funded with a portion of the proceeds from the senior notes issued during the fourth quarter of 2013 and available cash. For the three and six months ended June 30, 2014, the Company recognized $8.4 million and $38.3 million, respectively, of lease termination costs (included in operating expenses) due to the early termination of certain operating leases and the related purchase of the equipment.

4. Property and Equipment (including Concession Assets)
Property and equipment, including concession assets, and related accumulated depreciation and amortization are summarized below (in millions):

	June 30, 2014	December 31, 2013
Land	$216.4	$216.4
Concession land rights	141.2	141.2
Road property	6,145.1	5,955.7
Equipment	1,832.8	1,436.2
Technology and other	154.8	152.8
Construction in progress	142.4	171.4
Total property	8,632.7	8,073.7
Accumulated depreciation and amortization	1,806.9	1,717.4
Property and equipment (including concession assets), net	$6,825.8	$6,356.3
Concession assets, net of accumulated amortization of $458.9 million and $444.1 million, totaled $1,969.2 million and $1,951.0 million at June 30, 2014 and December 31, 2013, respectively.

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
The Company’s derivative financial instruments are measured at fair value on a recurring basis and consist of foreign currency forward contracts, which are classified as Level 2 instruments. The Company determines the fair value of its derivative financial instrument positions based upon pricing models using inputs observed from actively quoted markets and also takes into consideration the contract terms as well as other inputs, including market currency exchange rates. The fair value of the foreign currency forward contract assets was $8.7 million as of June 30, 2014. There were no outstanding foreign currency forward contracts as of December 31, 2013.
The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, accounts payable and commercial paper obligations. The carrying value of the short-term financial instruments approximates their fair value.
The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $1,832.4 million and $2,082.9 million at June 30, 2014 and December 31, 2013, respectively. The carrying value was $1,877.2 million and $2,188.9 million at June 30, 2014 and December 31, 2013, respectively. If the Company’s debt were measured at fair value, the fair value measurements of the individual debt instruments would have been classified as either Level 1 or Level 2 in the fair value hierarchy.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

6. Derivative Instruments
The Company enters into derivative transactions in certain situations based on management’s assessment of current market conditions and perceived risks. Management intends to respond to evolving business and market conditions and in doing so, may enter into such transactions as deemed appropriate.
Credit Risk. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages this risk by limiting its counterparties to large financial institutions which meet the Company’s credit rating standards and have an established banking relationship with the Company. As of June 30, 2014, the Company did not expect any losses as a result of default of its counterparties.
Foreign Currency Forward Contracts. The Company’s Mexican subsidiaries have net U.S. dollar-denominated liabilities (primarily debt) which, for Mexican income tax purposes, are subject to periodic revaluation based on changes in the value of the Mexican peso against the U.S. dollar. This revaluation creates fluctuations in the Company’s Mexican income tax expense and the amount of income taxes paid in Mexico. The Company enters into foreign currency forward contracts to hedge its exposure to this risk. In the first quarter of 2014, the Company entered into foreign currency forward contracts with an aggregate notional amount of $345.0 million. These contracts mature on December 31, 2014, and obligate the Company to purchase a total of Ps.4,642.5 million at a weighted-average exchange rate of Ps.13.46 to each U.S. dollar. In the first half of 2013, the Company entered into foreign currency forward contracts with an aggregate notional amount of $325.0 million maturing on December 31, 2013. These contracts obligated the Company to purchase a total of Ps.4,202.3 million at a weighted-average exchange rate of Ps.12.93 to each U.S. dollar. The Company has not designated any of the foreign currency forward contracts as hedging instruments for accounting purposes. The Company measures the foreign currency forward contracts at fair value each period and recognizes any change in fair value in foreign exchange gain (loss) within the consolidated statements of income.
 The following table presents the fair value of derivative instruments included in the consolidated balance sheets (in millions):

	Derivative Assets
	Balance Sheet Location	June 30, 2014	December 31, 2013
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$8.7	$—
Total derivative assets		$8.7	$—

The following table presents the amounts included in the consolidated statements of income (in millions):

	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Three months ended		Six months ended
		June 30,		June 30,
Derivatives not designated as hedging instruments:		2014	2013	2014	2013
Foreign currency forward contracts	Foreign exchange gain (loss)	$5.5	$(14.1)	$8.7	$(5.0)
Total		$5.5	$(14.1)	$8.7	$(5.0)

7. Long-Term Debt
KCSR Credit Agreement Amendment. On January 30, 2014, the Company and The Kansas City Southern Railway Company (“KCSR”), a wholly-owned subsidiary of KCS, entered into agreements to establish a $450.0 million commercial paper program for KCSR (the “KCSR Commercial Paper Program”). Also on January 30, 2014, the Company, KCSR and certain other subsidiaries of the Company that guaranty the 2012 KCSR Credit Agreement entered into an amendment to the 2012 KCSR Credit Agreement which eliminated certain representations as a condition to borrowing under the revolving credit facility (the “KCSR Revolving Facility”), provided for the prepayment of all outstanding term loans (the “Term Loan”) under the 2012 KCSR Credit Agreement on or before February 13, 2014, and increased the borrowing capacity under the KCSR Revolving Facility to $450.0 million. The KCSR Revolving Facility serves as a backstop for the KCSR Commercial Paper Program, which generally serves as KCSR’s primary means of short-term funding.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

KCSM Credit Agreement Amendment. On January 30, 2014, Kansas City Southern de México, S.A. de C.V. (“KCSM”), a wholly-owned subsidiary of KCS, entered into agreements to establish a $200.0 million commercial paper program for KCSM (the “KCSM Commercial Paper Program”). Also on January 30, 2014, KCSM and certain subsidiaries of KCSM that guaranty the 2012 KCSM Credit Agreement entered into an amendment to the 2012 KCSM Credit Agreement which eliminated certain representations as a condition to borrowing under the KCSM revolving credit facility (the “KCSM Revolving Facility”) and provided for same-day availability of borrowed funds if desired by KCSM. The KCSM Revolving Facility serves as a backstop for the KCSM Commercial Paper Program, which generally serves as KCSM’s primary means of short-term funding.
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

8. Commercial Paper
KCSR and KCSM’s Commercial Paper Programs generally serve as the primary means of short-term funding. As of June 30, 2014, KCSR had $321.0 million of commercial paper outstanding at a weighted-average interest rate of 0.598% and KCSM had no commercial paper outstanding.

9. Equity
The following tables summarize the changes in equity (in millions):

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity
Beginning balance	$3,433.0	$306.3	$3,739.3	$3,182.6	$304.5	$3,487.1
Net income	129.8	0.4	130.2	15.4	0.3	15.7
Other comprehensive loss	—	—	—	(0.3)	—	(0.3)
Dividends on common stock	(30.9)	—	(30.9)	(23.8)	—	(23.8)
Dividends on $25 par preferred stock	—	—	—	—	—	—
Options exercised and stock subscribed, net of shares withheld for employee taxes	0.2	—	0.2	0.5	—	0.5
Excess tax benefit from share-based compensation	0.1	—	0.1	0.4	—	0.4
Share-based compensation	2.9	—	2.9	3.7	—	3.7
Ending balance	$3,535.1	$306.7	$3,841.8	$3,178.5	$304.8	$3,483.3

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity
Beginning balance	$3,370.6	$306.0	$3,676.6	$3,096.6	$304.1	$3,400.7
Net income	223.5	0.7	224.2	119.2	0.7	119.9
Other comprehensive income	—	—	—	0.3	—	0.3
Dividends on common stock	(61.8)	—	(61.8)	(47.4)	—	(47.4)
Dividends on $25 par preferred stock	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Options exercised and stock subscribed, net of shares withheld for employee taxes	(4.0)	—	(4.0)	(1.7)	—	(1.7)
Excess tax benefit from share-based compensation	2.5	—	2.5	3.3	—	3.3
Share-based compensation	4.4	—	4.4	8.3	—	8.3
Ending balance	$3,535.1	$306.7	$3,841.8	$3,178.5	$304.8	$3,483.3
Cash Dividends on Common Stock
On April 30, 2014, the Company’s Board of Directors declared a cash dividend of $0.280 per share payable on July 2, 2014, to common stockholders of record as of June 9, 2014. The aggregate amount of the dividends declared for the three and six months ended June 30, 2014 was $30.9 million and $61.8 million, respectively.
The following table presents the amount of cash dividends declared per common share by the Company’s Board of Directors:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Cash dividends declared per common share	$0.280	$0.215	$0.560	$0.430

10. Commitments and Contingencies
Concession Duty. Under KCSM’s 50-year railroad concession from the Mexican government (the “Concession”), which would expire in 2047 unless extended, KCSM pays concession duty expense of 1.25% of gross revenues. For the three and six months ended June 30, 2014, the concession duty expense, which is recorded within materials and other in operating expenses, was $4.0 million and $7.6 million, respectively, compared to $3.4 million and $6.8 million for the same periods in 2013.
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
On April 15, 2014, a putative securities class action lawsuit was filed in the United States District Court for the Western District of Missouri against the Company and certain of its current and former officers and directors. The securities class action is styled as Gross v. Kansas City Southern, et al., 4:14-cv-00345-BCW. On April 16, 2014, the first of two shareholder derivative actions purportedly brought on behalf of the Company (which is named as a “nominal defendant”) was filed in the United States District Court for the Western District of Missouri against certain of the Company’s current and former directors and officers. The first derivative action is styled as Webster v. Starling, et al., 4:14-cv-00349-BCW. The second derivative action was filed on June 6, 2014, and is styled as Lerner v. Starling, et al., 4:14-cv-00509-BCW. The complaints allege, among other things, that the Company made misrepresentations or omitted to disclose certain facts in connection with its volume guidance for fiscal year 2013. The complaints seek unspecified damages and equitable relief. While the Company intends to defend this litigation vigorously, there can be no assurances as to its outcome. An adverse resolution could have a material effect on the Company’s consolidated financial statements.

Kansas City Southern and Subsidiaries
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
Personal Injury. The Company’s personal injury liability is based on semi-annual actuarial studies performed on an undiscounted basis by an independent third party actuarial firm and reviewed by management. This liability is based on personal injury claims filed and an estimate of claims incurred but not yet reported. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Adjustments to the liability are reflected within operating expenses in the period in which changes to estimates are known. Personal injury claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The personal injury liability as of June 30, 2014, was based on an updated actuarial study of personal injury claims through May 31, 2014, and review of June 2014 experience.
The personal injury liability activity was as follows (in millions):

	Six Months Ended June 30,
	2014	2013
Balance at beginning of year	$31.2	$34.4
Accruals	4.4	4.4
Change in estimate	(0.7)	4.1
Payments	(3.8)	(5.6)
Balance at end of period	$31.1	$37.3
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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
Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness or further weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and its operating results. If the financial condition of the Company’s customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate at June 30, 2014.
Income Tax. Tax returns filed in the U.S. for periods after 2009 and in Mexico for periods after 2007 remain open to examination by the taxing authorities. In 2014, the Internal Revenue Service (“IRS”) initiated an examination on the 2011 and 2012 U.S. federal tax returns and the Servicio de Administración Tributaria (the “SAT”), the Mexican equivalent of the IRS, initiated an examination on the 2012 tax return of KCSM Servicios, S.A. de C.V., a wholly-owned subsidiary of KCS. KCSM’s 2007 and 2010 tax returns are currently under examination by the SAT. The Company is litigating an audit assessment from the SAT for KCSM for the year ended December 31, 2005. The Company believes it is more likely than not that it will prevail in challenging the KCSM 2005 assessment. While the outcome of this matter cannot be predicted with certainty, the Company does not believe, when resolved, that this dispute will have a material effect on its consolidated financial statements. However, an unexpected adverse resolution could have a material effect on the consolidated financial statements in a particular quarter or fiscal year.
Tax Contingencies. KCSM has not historically assessed Value Added Tax (“VAT”) on international import transportation services provided to its customers based on a written ruling that KCSM obtained from the SAT in 2008 stating that such services were exempt from VAT (the “2008 Ruling”). Notwithstanding the 2008 Ruling, in December 2013, the SAT unofficially informed KCSM of an intended implementation of a new criteria effective as of January 1, 2014, pursuant to which VAT would be assessed on all international import transportation services on the portion of the services provided within Mexico.  Additionally, in November 2013, the SAT filed an action to nullify the 2008 Ruling, potentially exposing the application of the new criteria to open tax years. In February 2014, KCSM filed an action opposing the SAT’s nullification action.  While the SAT’s unofficial communication to KCSM is not enforceable and the 2008 Ruling continues to be in effect, KCSM notified its customers in December 2013 of the potential assessment of VAT on international import transportation services as of January 1, 2014, and is considering potential changes to the KCSM billing systems; however, implementation of any VAT assessment will depend on future developments and guidance expected to be published by the SAT. Due to the pass-through nature of VAT assessed on services provided to customers, the Company does not believe any ultimate requirement to assess VAT on international import transportation services will have a significant effect on its consolidated financial statements. However, unexpected adverse implementation criteria imposed by the SAT for open tax years could have a material effect on the consolidated financial statements of the Company in a particular quarter or fiscal year.
Mexican Legislation.  In Mexico, proposed legislation was introduced in 2013 in the House of Deputies to amend certain provisions in the Mexican Regulatory Railroad Service Law.  In February 2014, this proposed legislation was approved by the Mexican House of Deputies.  The proposed legislation was not acted on by the Mexican Senate in the congressional period which ended on April 30, 2014 and is expected to be considered in the next congressional period, which begins September 1, 2014.  Because any final legislation is still subject to discussion and revision in the Mexican Senate, and requires the signature of the President of Mexico, it is too early to determine what, if any, impact the proposed rail legislation could have on the Mexican railroad industry and its customers.
In May 2014, new Mexican antitrust legislation was approved, and became effective on July 7, 2014. This new law replaces antitrust law that had been effective since 1993. The Company will continue to evaluate the Mexican government’s implementation of this legislation.
Panama Canal Railway Company (“PCRC”) Guarantees and Indemnities. At June 30, 2014, the Company had issued and outstanding $5.3 million under a standby letter of credit to fulfill its obligation to fund fifty percent of the debt service reserve or liquidity reserve established by PCRC in connection with the issuance of the 7.0% Senior Secured Notes due November 1, 2026 (the “PCRC Notes”). Additionally, KCS has pledged its shares of PCRC as security for the PCRC Notes.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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
The following tables provide information by geographic area (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues	2014	2013	2014	2013
U.S.	$344.0	$312.6	$669.1	$610.1
Mexico	305.7	266.7	588.0	522.0
Total revenues	$649.7	$579.3	$1,257.1	$1,132.1

Property and equipment (including concession assets), net			June 30, 2014	December 31, 2013
U.S.			$4,014.0	$3,662.2
Mexico			2,811.8	2,694.1
Total property and equipment (including concession assets), net			$6,825.8	$6,356.3

12. Condensed Consolidating Financial Information
As of June 30, 2014, KCSR had outstanding $450.0 million principal amount of 4.30% Senior Notes due May 15, 2043, and $200.0 million principal amount of 3.85% Senior Notes due November 15, 2023, which are unsecured obligations of KCSR, and are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCS and certain wholly-owned domestic subsidiaries. KCSR filed a registration statement on Form S-4 with the Securities and Exchange Commission (the “SEC”) in connection with an exchange offer with respect to the 4.30% Senior Notes and the 3.85% Senior Notes, which was declared effective on May 28, 2014. As a result, The Company is providing the accompanying condensed consolidating financial information (in millions) pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.”

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30, 2014
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$302.3	$12.3	$345.4	$(10.3)	$649.7
Operating expenses	4.2	219.3	10.1	221.1	(10.8)	443.9
Operating income (loss)	(4.2)	83.0	2.2	124.3	0.5	205.8
Equity in net earnings of unconsolidated affiliates	127.0	0.3	1.1	5.5	(128.0)	5.9
Interest expense	—	(20.8)	—	(9.7)	12.6	(17.9)
Debt retirement costs	—	—	—	—	—	—
Foreign exchange gain	—	—	—	5.3	—	5.3
Other income (expense), net	12.5	—	—	(2.3)	(13.0)	(2.8)
Income before income taxes	135.3	62.5	3.3	123.1	(127.9)	196.3
Income tax expense	5.5	23.9	1.3	35.4	—	66.1
Net income	129.8	38.6	2.0	87.7	(127.9)	130.2
Less: Net income attributable to noncontrolling interest	—	—	0.4	—	—	0.4
Net income attributable to Kansas City Southern and subsidiaries	129.8	38.6	1.6	87.7	(127.9)	129.8
Other comprehensive income	—	0.1	—	0.1	(0.2)	—
Comprehensive income attributable to Kansas City Southern and subsidiaries	$129.8	$38.7	$1.6	$87.8	$(128.1)	$129.8

	Three Months Ended June 30, 2013
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$275.7	$11.5	$302.8	$(10.7)	$579.3
Operating expenses	1.7	203.3	9.3	197.0	(11.3)	400.0
Operating income (loss)	(1.7)	72.4	2.2	105.8	0.6	179.3
Equity in net earnings of unconsolidated affiliates	8.1	0.8	0.9	2.9	(9.2)	3.5
Interest expense	—	(16.9)	—	(14.1)	11.8	(19.2)
Debt retirement costs	—	(1.5)	—	(109.9)	—	(111.4)
Foreign exchange loss	—	(1.6)	—	(20.6)	—	(22.2)
Other income (expense), net	11.1	1.5	(0.1)	(0.2)	(12.4)	(0.1)
Income (loss) before income taxes	17.5	54.7	3.0	(36.1)	(9.2)	29.9
Income tax expense (benefit)	2.1	20.8	1.1	(9.8)	—	14.2
Net income (loss)	15.4	33.9	1.9	(26.3)	(9.2)	15.7
Less: Net income attributable to noncontrolling interest	—	—	0.3	—	—	0.3
Net income (loss) attributable to Kansas City Southern and subsidiaries	15.4	33.9	1.6	(26.3)	(9.2)	15.4
Other comprehensive income (loss)	(0.3)	0.3	—	(0.7)	0.4	(0.3)
Comprehensive income (loss) attributable to Kansas City Southern and subsidiaries	$15.1	$34.2	$1.6	$(27.0)	$(8.8)	$15.1

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - (Continued)

	Six Months Ended June 30, 2014
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$586.3	$23.7	$667.3	$(20.2)	$1,257.1
Operating expenses	5.1	446.2	20.0	441.3	(21.3)	891.3
Operating income (loss)	(5.1)	140.1	3.7	226.0	1.1	365.8
Equity in net earnings of unconsolidated affiliates	215.5	0.6	2.1	10.5	(217.1)	11.6
Interest expense	—	(42.3)	—	(19.9)	25.6	(36.6)
Debt retirement costs	—	(2.7)	—	(3.9)	—	(6.6)
Foreign exchange gain	—	—	—	8.4	—	8.4
Other income (expense), net	25.5	0.4	—	(2.5)	(26.7)	(3.3)
Income before income taxes	235.9	96.1	5.8	218.6	(217.1)	339.3
Income tax expense	12.4	36.9	2.2	63.6	—	115.1
Net income	223.5	59.2	3.6	155.0	(217.1)	224.2
Less: Net income attributable to noncontrolling interest	—	—	0.7	—	—	0.7
Net income attributable to Kansas City Southern and subsidiaries	223.5	59.2	2.9	155.0	(217.1)	223.5
Other comprehensive income	—	0.1	—	0.1	(0.2)	—
Comprehensive income attributable to Kansas City Southern and subsidiaries	$223.5	$59.3	$2.9	$155.1	$(217.3)	$223.5

	Six Months Ended June 30, 2013
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$540.2	$20.2	$591.5	$(19.8)	$1,132.1
Operating expenses	2.6	405.5	18.6	384.2	(21.0)	789.9
Operating income (loss)	(2.6)	134.7	1.6	207.3	1.2	342.2
Equity in net earnings of unconsolidated affiliates	107.9	1.2	2.2	6.9	(109.2)	9.0
Interest expense	—	(31.6)	—	(35.1)	23.8	(42.9)
Debt retirement costs	—	(1.5)	—	(109.9)	—	(111.4)
Foreign exchange loss	—	(1.6)	—	(7.1)	—	(8.7)
Other income (expense), net	22.4	3.2	(0.1)	(0.2)	(25.1)	0.2
Income before income taxes	127.7	104.4	3.7	61.9	(109.3)	188.4
Income tax expense	8.5	38.2	1.4	20.4	—	68.5
Net income	119.2	66.2	2.3	41.5	(109.3)	119.9
Less: Net income attributable to noncontrolling interest	—	—	0.7	—	—	0.7
Net income attributable to Kansas City Southern and subsidiaries	119.2	66.2	1.6	41.5	(109.3)	119.2
Other comprehensive income	0.3	0.4	—	—	(0.4)	0.3
Comprehensive income attributable to Kansas City Southern and subsidiaries	$119.5	$66.6	$1.6	$41.5	$(109.7)	$119.5

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2014
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$3.8	$218.8	$5.9	$493.0	$(13.3)	$708.2
Investments	—	3.9	—	35.0	—	38.9
Investments in consolidated subsidiaries	2,365.1	(2.7)	464.3	—	(2,826.7)	—
Property and equipment (including concession assets), net	—	3,099.4	195.6	3,530.8	—	6,825.8
Other assets	1.6	39.1	—	37.1	—	77.8
Total assets	$2,370.5	$3,358.5	$665.8	$4,095.9	$(2,840.0)	$7,650.7
Liabilities and equity:
Current liabilities	$(1,180.6)	$1,605.9	$121.6	$195.4	$(13.3)	$729.0
Long-term debt	0.2	702.7	0.2	1,149.3	—	1,852.4
Deferred income taxes	2.9	746.6	129.3	219.1	—	1,097.9
Other liabilities	3.3	98.8	0.6	26.9	—	129.6
Stockholders’ equity	3,544.7	204.5	107.4	2,505.2	(2,826.7)	3,535.1
Noncontrolling interest	—	—	306.7	—	—	306.7
Total liabilities and equity	$2,370.5	$3,358.5	$665.8	$4,095.9	$(2,840.0)	$7,650.7

	December 31, 2013
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$2.6	$403.0	$8.8	$560.1	$(32.1)	$942.4
Investments	—	9.6	—	31.5	—	41.1
Investments in consolidated subsidiaries	2,154.6	(2.1)	461.8	—	(2,614.3)	—
Restricted funds	—	—	—	4.2	—	4.2
Property and equipment (including concession assets), net	0.1	2,780.4	198.6	3,377.2	—	6,356.3
Other assets	1.5	50.9	—	39.0	—	91.4
Total assets	$2,158.8	$3,241.8	$669.2	$4,012.0	$(2,646.4)	$7,435.4
Liabilities and equity:
Current liabilities	$(1,216.5)	$1,580.6	$130.7	$267.9	$(32.1)	$730.6
Long-term debt	0.2	704.3	0.2	1,152.2	—	1,856.9
Deferred income taxes	(11.7)	719.8	127.6	208.9	—	1,044.6
Other liabilities	6.6	92.0	0.7	27.5	(0.1)	126.7
Stockholders’ equity	3,380.2	145.1	104.0	2,355.5	(2,614.2)	3,370.6
Noncontrolling interest	—	—	306.0	—	—	306.0
Total liabilities and equity	$2,158.8	$3,241.8	$669.2	$4,012.0	$(2,646.4)	$7,435.4

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2014
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$52.3	$106.9	$0.8	$242.3	$(6.0)	$396.3
Investing activities:
Capital expenditures	—	(180.3)	(0.7)	(88.5)	1.5	(268.0)
Purchase or replacement of equipment under operating leases	—	(196.1)	—	(98.2)	—	(294.3)
Property investments in MSLLC	—	—	—	(24.8)	—	(24.8)
Other investing activities	(0.7)	8.5	(0.5)	0.5	(0.3)	7.5
Net cash used	(0.7)	(367.9)	(1.2)	(211.0)	1.2	(579.6)
Financing activities:
Proceeds from commercial paper	—	5,081.5	—	—	—	5,081.5
Repayment of commercial paper	—	(4,761.1)	—	—	—	(4,761.1)
Proceeds from issuance of long-term debt	—	175.0	—	—	—	175.0
Repayment of long-term debt	—	(421.9)	(0.1)	(73.4)	—	(495.4)
Dividends paid	(54.8)	—	—	(6.0)	6.0	(54.8)
Other financing activities	2.9	(1.0)	0.5	(2.4)	(1.2)	(1.2)
Net cash provided (used)	(51.9)	72.5	0.4	(81.8)	4.8	(56.0)
Cash and cash equivalents:
Net decrease	(0.3)	(188.5)	—	(50.5)	—	(239.3)
At beginning of year	0.4	196.1	0.2	232.8	—	429.5
At end of period	$0.1	$7.6	$0.2	$182.3	$—	$190.2

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS - (Continued)

	Six Months Ended June 30, 2013
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$20.4	$95.1	$1.6	$214.3	$(5.0)	$326.4
Investing activities:
Capital expenditures	—	(179.5)	(1.5)	(85.2)	0.3	(265.9)
Purchase or replacement of equipment under operating leases	—	(88.6)	—	(66.5)	—	(155.1)
Property investments in MSLLC	—	—	—	(22.6)	—	(22.6)
Proceeds from repayment of loans to affiliates	—	59.4	—	—	(59.4)	—
Loans to affiliates	—	(52.5)	—	—	52.5	—
Other investing activities	(0.5)	(3.4)	(0.5)	3.1	0.7	(0.6)
Net cash used	(0.5)	(264.6)	(2.0)	(171.2)	(5.9)	(444.2)
Financing activities:
Proceeds from issuance of long-term debt	—	475.9	—	927.8	—	1,403.7
Repayment of long-term debt	—	(320.2)	(0.1)	(882.9)	—	(1,203.2)
Debt costs	—	(5.2)	—	(100.5)	—	(105.7)
Dividends paid	(23.8)	—	—	(5.0)	5.0	(23.8)
Proceeds from loans from affiliates	—	—	—	52.5	(52.5)	—
Repayment of loans from affiliates	—	—	—	(59.4)	59.4	—
Other financing activities	4.2	—	0.5	0.5	(1.0)	4.2
Net cash provided (used)	(19.6)	150.5	0.4	(67.0)	10.9	75.2
Cash and cash equivalents:
Net increase (decrease)	0.3	(19.0)	—	(23.9)	—	(42.6)
At beginning of year	0.1	29.6	0.1	42.8	—	72.6
At end of period	$0.4	$10.6	$0.1	$18.9	$—	$30.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Second Quarter Analysis
The Company reported a 12% increase in revenues, a 7% increase in carload/unit volumes and a 5% increase in revenue per carload/unit during the three months ended June 30, 2014, as compared to the same period in 2013. The agriculture and minerals revenues increase was driven by a 33% increase in grain volumes and an 18% increase in grain revenue per carload/unit. During the first half of 2013, grain volumes and average length of haul were adversely affected as a result of the severe drought conditions experienced in the Midwest region of the United States during 2012. Revenue increases for other commodity groups were driven by positive pricing impacts and volumes.
Operating expenses increased $43.9 million during the three months ended June 30, 2014, as compared to the same period in 2013, due to higher carload/unit volumes and lease termination costs. Operating expenses as a percentage of revenues decreased to 68.3% for the three months ended June 30, 2014, as compared to 69.0% for the same period in 2013.
KCSM’s revenues and operating expenses are affected by fluctuations of the Mexican peso against the U.S. dollar. Based on the volume of revenue and expense transactions denominated in Mexican pesos, revenue and expense fluctuations generally offset, with insignificant net impacts to operating income.
During the second quarter of 2014, the Company purchased $170.7 million of equipment under existing operating leases and replacement equipment as certain operating leases expired. These purchases have been funded with a portion of the proceeds from the senior notes issued during the fourth quarter of 2013 and available cash. The Company also recognized $8.4 million of lease termination costs during the second quarter of 2014, which is included in operating expenses, due to the early termination of certain operating leases and the related purchase of the equipment.
The Company reported quarterly earnings of $1.18 per diluted share on consolidated net income of $129.8 million for the three months ended June 30, 2014, compared to earnings of $0.14 per diluted share on consolidated net income of $15.4 million for the same period in 2013. The increase is attributable to the $111.4 million of debt retirement costs recognized in 2013. In addition, consolidated net income increased due to higher foreign exchange gain and operating income for the three months ended June 30, 2014, as compared to the same period in 2013.

Results of Operations
The following summarizes KCS’s consolidated income statement components (in millions):

	Three Months Ended		Change Dollars
	June 30,
	2014	2013
Revenues	$649.7	$579.3	$70.4
Operating expenses	443.9	400.0	43.9
Operating income	205.8	179.3	26.5
Equity in net earnings of unconsolidated affiliates	5.9	3.5	2.4
Interest expense	(17.9)	(19.2)	1.3
Debt retirement costs	—	(111.4)	111.4
Foreign exchange gain (loss)	5.3	(22.2)	27.5
Other expense, net	(2.8)	(0.1)	(2.7)
Income before income taxes	196.3	29.9	166.4
Income tax expense	66.1	14.2	51.9
Net income	130.2	15.7	114.5
Less: Net income attributable to noncontrolling interest	0.4	0.3	0.1
Net income attributable to Kansas City Southern and subsidiaries	$129.8	$15.4	$114.4

	Six Months Ended		Change Dollars
	June 30,
	2014	2013
Revenues	$1,257.1	$1,132.1	$125.0
Operating expenses	891.3	789.9	101.4
Operating income	365.8	342.2	23.6
Equity in net earnings of unconsolidated affiliates	11.6	9.0	2.6
Interest expense	(36.6)	(42.9)	6.3
Debt retirement costs	(6.6)	(111.4)	104.8
Foreign exchange gain (loss)	8.4	(8.7)	17.1
Other income (expense), net	(3.3)	0.2	(3.5)
Income before income taxes	339.3	188.4	150.9
Income tax expense	115.1	68.5	46.6
Net income	224.2	119.9	104.3
Less: Net income attributable to noncontrolling interest	0.7	0.7	—
Net income attributable to Kansas City Southern and subsidiaries	$223.5	$119.2	$104.3

Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months Ended			Three Months Ended			Three Months Ended
	June 30,			June 30,			June 30,
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
Chemical and petroleum	$115.1	$109.0	6%	64.2	62.4	3%	$1,793	$1,747	3%
Industrial and consumer products	156.2	142.1	10%	89.3	83.6	7%	1,749	1,700	3%
Agriculture and minerals	114.9	86.7	33%	60.3	49.9	21%	1,905	1,737	10%
Energy	81.4	85.3	(5%)	73.5	74.3	(1%)	1,107	1,148	(4%)
Intermodal	98.7	86.6	14%	254.5	238.8	7%	388	363	7%
Automotive	59.6	47.5	25%	31.8	25.9	23%	1,874	1,834	2%
Carload revenues, carloads and units	625.9	557.2	12%	573.6	534.9	7%	$1,091	$1,042	5%
Other revenue	23.8	22.1	8%
Total revenues (i)	$649.7	$579.3	12%

(i) Included in revenues:
Fuel surcharge	$86.9	$79.1

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Six Months Ended			Six Months Ended			Six Months Ended
	June 30,			June 30,			June 30,
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
Chemical and petroleum	$220.3	$211.4	4%	122.0	121.9	—	$1,806	$1,734	4%
Industrial and consumer products	305.3	286.3	7%	172.9	168.9	2%	1,766	1,695	4%
Agriculture and minerals	228.3	167.7	36%	119.0	96.3	24%	1,918	1,741	10%
Energy	159.6	161.6	(1%)	145.8	145.3	—	1,095	1,112	(2%)
Intermodal	186.7	166.4	12%	488.7	465.9	5%	382	357	7%
Automotive	112.0	96.6	16%	60.5	53.0	14%	1,851	1,823	2%
Carload revenues, carloads and units	1,212.2	1,090.0	11%	1,108.9	1,051.3	5%	$1,093	$1,037	5%
Other revenue	44.9	42.1	7%
Total revenues (i)	$1,257.1	$1,132.1	11%

(i) Included in revenues:
Fuel surcharge	$165.2	$150.1
Freight revenues include revenue for transportation services and fuel surcharges. For the three months ended June 30, 2014, revenues and carload/unit volumes increased 12% and 7%, respectively, compared to the same period in 2013. For the six months ended June 30, 2014, revenues and carload/unit volumes increased 11% and 5%, respectively, compared to the same period in 2013. Agriculture and minerals revenues increased $28.2 million and $60.6 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, due to an increase of 33% and 38%, respectively, in grain volumes. During the first half of 2013, grain volumes and average length of haul were adversely affected as a result of the severe drought conditions experienced in the Midwest region of the United States during 2012. The Company expects revenue growth rates for the second half of 2014 to decline from growth rates for the first half of 2014, reflecting the improved grain shipments in the second half of 2013.
Revenue per carload/unit increased by 5% for the three and six months ended June 30, 2014, compared to the same periods in 2013, due to positive pricing impacts and commodity mix.
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

Revenues by commodity group for the three months ended
June 30, 2014
Chemical and petroleum. Revenues increased $6.1 million for the three months ended June 30, 2014, compared to the same period in 2013, due to a 3% increase in carload/unit volumes and revenue per carload/unit. Revenues increased $8.9 million for the six months ended June 30, 2014, compared to the same period in 2013, due to a 4% increase in revenue per carload/unit. Revenues increased due to positive pricing impacts in petroleum and plastics. Volumes increased due to new chemical business, partially offset by decreased petroleum volumes due to increased reliance on hydro power in Mexico during the first quarter of 2014.

Revenues by commodity group for the three months ended
June 30, 2014
Industrial and consumer products. Revenues increased $14.1 million for the three months ended June 30, 2014, compared to the same period in 2013, due to a 7% increase in carload/unit volumes and a 3% increase in revenue per carload/unit. Revenues increased $19.0 million for the six months ended June 30, 2014, compared to the same period in 2013, due to a 4% increase in revenue per carload/unit and a 2% increase in carload/unit volumes. Metals and scrap revenues increased due to strong demand, positive pricing impacts and increased length of haul.

Agriculture and minerals. Revenues increased $28.2 million for the three months ended June 30, 2014, compared to the same period in 2013, due to a 21% increase in carload/unit volumes and a 10% increase in revenue per carload/unit. For the six months ended June 30, 2014, revenues increased $60.6 million due to a 24% increase in carload/unit volumes and a 10% increase in revenue per carload/unit. For the three and six months ended June 30, 2014, grain volumes increased 33% and 38%, respectively, and revenue per carload/unit increased 18%, as volumes and average length of haul were adversely affected in the first half of 2013 as a result of the severe drought conditions experienced in the Midwestern region of the United States during 2012. The Company expects revenue growth rates for the second half of 2014 to decline from growth rates for the first half of 2014, reflecting the improved grain shipments in the second half of 2013.

Energy. Revenues decreased $3.9 million for the three months ended June 30, 2014, compared to the same period in 2013, due to a 4% decrease in revenue per carload/unit and a 1% decrease in carload/unit volumes. Revenues decreased $2.0 million for the six months ended June 30, 2014, compared to the same period in 2014, due to a 2% decrease in revenue per carload/unit. Revenue per carload/unit decreases were driven by commodity mix. Volumes decreased due to reduced cycle times and connecting carrier fluidity in moving utility coal and lost crude oil business. These decreases were partially offset by strong frac sand demand driven by higher crude oil prices.

Frac Sand
22%
Crude Oil
6%
Coal &
Petroleum
Coke
12%
Utility
Coal
60%

Intermodal. Revenues increased $12.1 million for the three months ended June 30, 2014, compared to the same period in 2013, due to a 7% increase in carload/unit volumes and revenue per carload/unit. Revenues increased $20.3 million for the six months ended June 30, 2014, compared to the same period in 2013, due to a 7% increase in revenue per carload/unit and a 5% increase in carload/unit volumes. Revenue per carload/unit increased as a result of cross border length of haul and pricing. Volume growth was driven by conversion of cross border and domestic general commodity truck traffic to rail.
Automotive. Revenues increased $12.1 million for the three months ended June 30, 2014, compared to the same period in 2013, due to a 23% increase in carload/unit volumes and a 2% increase in revenue per carload/unit. Revenues increased $15.4 million for the six months ended June 30, 2014, compared to the same period in 2013, due to a 14% increase in carload/unit volumes and a 2% increase in revenue per carload/unit. Growth was driven by new cross border business and an increase in import/export volumes through the Port of Lazaro Cardenas. In addition, volumes increased as a result of a customer’s temporary plant shutdown during the second quarter of 2013. These increases in revenues were partially offset by the weakening of the Mexican peso against the U.S. dollar.

Operating Expenses
Operating expenses, as shown below (in millions), increased $43.9 million and $101.4 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, due to higher carload/unit volumes and lease termination costs.

	Three Months Ended
	June 30,		Change
	2014	2013	Dollars	Percent
Compensation and benefits	$115.5	$110.1	$5.4	5%
Purchased services	63.8	50.9	12.9	25%
Fuel	107.7	93.0	14.7	16%
Equipment costs	29.5	38.6	(9.1)	(24%)
Depreciation and amortization	63.9	54.7	9.2	17%
Materials and other	55.1	52.7	2.4	5%
Lease termination costs	8.4	—	8.4	100%
Total operating expenses	$443.9	$400.0	$43.9	11%

	Six Months Ended
	June 30,		Change
	2014	2013	Dollars	Percent
Compensation and benefits	$226.1	$217.0	$9.1	4%
Purchased services	119.0	103.2	15.8	15%
Fuel	211.6	183.9	27.7	15%
Equipment costs	61.2	80.5	(19.3)	(24%)
Depreciation and amortization	125.8	107.8	18.0	17%
Materials and other	109.3	97.5	11.8	12%
Lease termination costs	38.3	—	38.3	100%
Total operating expenses	$891.3	$789.9	$101.4	13%
Compensation and benefits. Compensation and benefits increased $5.4 million and $9.1 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, due to increased carload/unit volumes, higher headcount and annual salary rate increases, partially offset by the weakening of the Mexican peso against the U.S. dollar.
Purchased services. Purchased services expense increased $12.9 million and $15.8 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, due to increases in track maintenance expense, equipment repairs, carload/unit volume related expenses and corporate expenses.
Fuel. Fuel expense increased $14.7 million and $27.7 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, due to higher consumption and diesel fuel prices. The average price per gallon, including the effects of the weakening of the Mexican peso against the U.S. dollar, was $3.12 and $3.11 for the three and six months ended June 30, 2014, respectively, compared to $3.04 and $3.03 for the same periods in 2013.
Equipment costs. Equipment costs decreased $9.1 million and $19.3 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, due to lower lease expense as a result of the purchase of equipment under existing operating leases and replacement equipment as certain operating leases expired. As a result of reduced lease expense from the conversion of equipment from leased to owned and reduced net car hire expense due to the increase in owned equipment, total equipment costs are expected to decrease by approximately 25% for the year ended December 31, 2014, as compared to the same period in 2013.
Depreciation and amortization. Depreciation and amortization expense increased $9.2 million and $18.0 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, due to a larger asset base, including the purchase of equipment under existing operating leases and replacement equipment as certain operating leases expired. As a result of expected capital expenditures and the conversion of equipment from leased to owned, total depreciation and amortization expense is expected to increase by approximately 15% for the year ended December 31, 2014, as compared to the same period in 2013.
Materials and other. Materials and other expense increased $2.4 million for the three months ended June 30, 2014, compared to the same period in 2013, due to increases in materials and supplies expense and employee expenses, partially offset by lower casualty expense. Materials and other expense increased $11.8 million for the six months ended June 30, 2014, compared to the same period in 2013, due to increases in materials and supplies expense, casualty expense and employee expenses. In addition, the Company recognized a recovery from a legal dispute in the first quarter of 2013.
Lease termination costs. Lease termination costs were $8.4 million and $38.3 million for the three and six months ended June 30, 2014, respectively, due to the early termination of certain operating leases and the related purchase of the equipment.

Non-Operating Income and Expenses
Equity in net earnings of unconsolidated affiliates. Equity in net earnings from unconsolidated affiliates increased $2.4 million and $2.6 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. Equity in earnings from the operations of Panama Canal Railway Company (“PCRC”) increased as PCRC’s volumes were adversely affected during the first half of 2013 as the movement of containers was either trucked or rerouted to other destinations as a result of delays caused by a system implementation at the Port of Balboa.
Interest expense. Interest expense decreased $1.3 million and $6.3 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, due to lower average interest rates as a result of the Company’s refinancing activities during 2013, partially offset by higher average debt balances driven by financing incurred in the second half of 2013 to fund the acquisition of equipment under existing operating leases and replacement equipment as certain operating leases expired. During the three and six months ended June 30, 2014 the average debt and commercial paper balances were $2,130.3 million and $2,117.4 million, respectively, compared to $1,784.5 million and $1,693.2 million for the same periods in 2013. Average interest rates during the three and six months ended June 30, 2014 were 3.3% and 3.4%, respectively, compared to 4.2% and 4.9% for the same periods in 2013.
Debt retirement costs. Debt retirement costs were $111.4 million for the three months ended June 30, 2013. The Company did not incur debt retirement costs during the second quarter of 2014. For the six months ended June 30, 2014 and 2013, debt retirement costs were $6.6 million and $111.4 million, respectively. The debt retirement costs include tender and call premiums, original issue discounts and the write-off of unamortized debt issuance costs associated with the various debt refinancing and redemption activities.
Foreign exchange gain (loss). For the three and six months ended June 30, 2014 foreign exchange gain was $5.3 million and $8.4 million, respectively, compared to a foreign exchange loss of $22.2 million and $8.7 million for the same periods in 2013. Foreign exchange gain (loss) includes the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos and the gain (loss) on foreign currency forward contracts.
For the three and six months ended June 30, 2014, the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos resulted in a foreign exchange loss of $0.2 million and $0.3 million, respectively, compared to a foreign exchange loss of $8.1 million and $3.7 million for the same periods in 2013.
The Company enters into foreign currency forward contracts to hedge its net exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar. For the three and six months ended June 30, 2014, foreign exchange gain on foreign currency forward contracts was $5.5 million and $8.7 million, respectively, compared to a loss of $14.1 million and $5.0 million for the same periods in 2013.
Other income (expense), net. Other expense, net, increased $2.7 million and $3.5 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, due to higher miscellaneous fees.

Income tax expense. Income tax expense increased $51.9 million and $46.6 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, due to higher pre-tax income. The components of the effective tax rates for the three and six months ended June 30, 2014, compared to the same periods in 2013 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Statutory rate in effect	35.0%	35.0%	35.0%	35.0%
Tax effect of:
Difference between U.S. and foreign tax rate	(3.3%)	(1.5%)	(3.3%)	(3.0%)
State and local income tax provision, net	1.3%	3.6%	1.3%	1.8%
Foreign exchange (i)	1.1%	(7.7%)	0.7%	0.7%
Reversal of previously recognized benefit due to court ruling	—	14.7%	—	2.3%
Other, net	(0.4%)	3.4%	0.2%	(0.4%)
Effective tax rate	33.7%	47.5%	33.9%	36.4%

(i)
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
The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to debt and equity capital markets, and other available financing resources will be sufficient to fund anticipated operating expenses, capital expenditures, debt service costs, dividends and other commitments in the foreseeable future. The Company’s current financing instruments contain restrictive covenants which limit or preclude certain actions; however, the covenants are structured such that the Company has sufficient flexibility to conduct its operations. The Company was in compliance with all of its debt covenants as of June 30, 2014.
Though KCS’s cash flows from operations are expected to be sufficient to fund operations, capital expenditures, debt service and dividends, the Company may, from time to time, incur debt to refinance existing indebtedness, purchase equipment under operating leases, or to fund equipment additions or new investments.
During the first half of 2014, the Company purchased $297.3 million of equipment under existing operating leases and replacement equipment as certain operating leases expired. These purchases have been funded with a portion of the proceeds from the senior notes issued during the fourth quarter of 2013 and available cash.
During the first and second quarters of 2014, the Company’s Board of Directors declared quarterly cash dividends on its common stock of $0.280 per share (total of $61.8 million). Subject to the discretion of the Board of Directors, capital availability and a determination that cash dividends continue to be in the best interest of its stockholders, the Company intends to pay a quarterly dividend on an ongoing basis.
On June 30, 2014, total available liquidity (the unrestricted cash balance plus revolving credit facility and commercial paper program availability) was $519.2 million. As of June 30, 2014, the total cash and cash equivalents held outside of the U.S. in foreign subsidiaries was $180.1 million. The Company expects that this cash will be available to fund operations without incurring additional taxes.

In January 2014, the Company amended its credit agreements to eliminate certain representations as a condition to borrowing under the KCSR and KCSM revolving facilities, provided for the prepayment of all outstanding term loans under the KCSR credit agreement on or before February 13, 2014, and increased the borrowing capacity under KCSR’s revolving credit facility (the “KCSR Revolving Facility”) to $450.0 million. In addition, the Company established a $450.0 million commercial paper program for KCSR and a $200.0 million commercial paper program for KCSM. The Company’s revolving facilities serve as a backstop for the commercial paper programs and these commercial paper programs generally serve as the Company’s primary means of short-term funding. As of June 30, 2014, KCSR had $321.0 million outstanding amount issued under the KCSR commercial paper program and KCSM had no outstanding amount issued under the KCSM commercial paper program.
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

Cash Flow Information
Summary cash flow data follows (in millions):

	Six Months Ended
	June 30,
	2014	2013
Cash flows provided by (used for):
Operating activities	$396.3	$326.4
Investing activities	(579.6)	(444.2)
Financing activities	(56.0)	75.2
Net decrease in cash and cash equivalents	(239.3)	(42.6)
Cash and cash equivalents beginning of year	429.5	72.6
Cash and cash equivalents end of period	$190.2	$30.0
Cash flows from operating activities increased $69.9 million for the six month period ended June 30, 2014, compared to the same period in 2013, due to increased revenues, an increase in cash generated from working capital items resulting mainly from the timing of certain payments and receipts, and distributions from unconsolidated affiliates. Net cash used for investing activities increased $135.4 million due to the purchase or replacement of equipment under existing operating leases. Additional information regarding capital expenditures is provided below. During 2014, net financing cash outflows were $56.0 million due to the payment of dividends of $54.8 million and the net repayment of long-term debt was offset by the net proceeds from the issuance of commercial paper. During 2013, net financing cash inflows were $75.2 million due to the net proceeds from long-term borrowings of $200.5 million, partially offset with the payment of $105.7 million in debt costs and $23.8 million in dividends.

Capital Expenditures
KCS has funded, and expects to continue to fund capital expenditures with operating cash flows, debt financing, short-term borrowings and equipment leases.
The following table summarizes capital expenditures by type (in millions):

	Six Months Ended
	June 30,
	2014	2013
Roadway capital program	$132.3	$145.4
Locomotives and freight cars	90.0	80.2
Capacity	16.9	21.2
Information technology	10.1	5.3
Other	5.8	4.5
Total capital expenditures (accrual basis)	255.1	256.6
Change in capital accruals	12.9	9.3
Total cash capital expenditures	$268.0	$265.9

Purchase or replacement of equipment under operating leases
Locomotives	$76.3	$155.1
Freight cars	221.0	—
Total purchase or replacement of equipment under operating leases (accrual basis)	297.3	155.1
Change in capital accruals	(3.0)	—
Total cash purchase or replacement of equipment under operating leases	$294.3	$155.1
Generally, the Company’s capital program consists of capital replacement and equipment. For 2014, internally generated cash flows and short-term borrowings are expected to fund cash capital expenditures, which are currently estimated to be between $690.0 million and $740.0 million. In addition, proceeds from the fourth quarter 2013 debt issuances, internally generated cash flows and short-term borrowings are expected to fund the purchase or replacement of equipment under existing operating leases, which is currently estimated to be between $300.0 million and $320.0 million in 2014.

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
KCSM Servicios, S.A. de C.V. (“KCSM Servicios”), a wholly owned subsidiary of KCS, provides employee services to KCSM, and KCSM pays KCSM Servicios market-based rates for these services. KCSM Servicios union employees are covered by one labor agreement, which was signed on June 23, 1997, between KCSM and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (“Mexican Railroad Union”), for a term of fifty years, for the purpose of regulating the relationship between the parties. Approximately 80% of KCSM Servicios employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other benefits are subject to negotiation every two years. In July 2014, the negotiation of compensation terms was initiated with the Mexican Railroad Union. The anticipated resolution of this negotiation is not expected to have a material impact to the consolidated financial statements. The union labor negotiations with the Mexican Railroad Union have not historically resulted in any strike, boycott or other disruption in KCSM’s business operations.

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
(b) Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101
The following unaudited financial information from Kansas City Southern’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (v) the Notes to Consolidated Financial Statements.

Exhibit No.	Description of Exhibits Incorporated by Reference
3.1
Amendments to the Kansas City Southern Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 5, 2014 (File No. 1-4717), is incorporated herein by reference as Exhibit 3.1.

3.2
Amended and Restated Bylaws of Kansas City Southern, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 5, 2014 (File No. 1-4717), is incorporated herein by reference as Exhibit 3.2.

4.1
Form of Rule 144A Restricted Global Note representing KCSR’s 4.30% Senior Notes due 2043, filed as Exhibit 4.2.2 to the Company's Registration Statement on Form S-4 filed on April 21, 2014 (File No. 333-195413), is incorporated herein by reference as Exhibit 4.1.

4.1.1
Form of Regulation S Restricted Global Note representing KCSR’s 4.30% Senior Notes due 2043, filed as Exhibit 4.2.3 to the Company's Registration Statement on Form S-4 filed on April 21, 2014 (File No. 333-195413), is incorporated herein by reference as Exhibit 4.1.1.

4.1.2
Form of Special Global Note representing KCSR’s 4.30% Senior Notes due 2043, filed as Exhibit 4.2.4 to the Company's Registration Statement on Form S-4 filed on April 21, 2014 (File No. 333-195413), is incorporated herein by reference as Exhibit 4.1.2.

4.2
Form of Rule 144A Restricted Global Note representing KCSR’s 3.85% Senior Notes due 2023, filed as Exhibit 4.4.2 to the Company's Registration Statement on Form S-4 filed on April 21, 2014 (File No. 333-195413), is incorporated herein by reference as Exhibit 4.2.

4.2.1
Form of Regulation S Restricted Global Note representing KCSR’s 3.85% Senior Notes due 2023, filed as Exhibit 4.4.3 to the Company's Registration Statement on Form S-4 filed on April 21, 2014 (File No. 333-195413), is incorporated herein by reference as Exhibit 4.2.1.

4.2.2
Form of Special Global Note representing KCSR’s 3.85% Senior Notes due 2023, filed as Exhibit 4.4.4 to the Company's Registration Statement on Form S-4 filed on April 21, 2014 (File No. 333-195413), is incorporated herein by reference as Exhibit 4.2.2.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on July 18, 2014.

Kansas City Southern

/s/ MICHAEL W. UPCHURCH
Michael W. Upchurch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ MARY K. STADLER
Mary K. Stadler
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)