Form 10-K
period 2014-12-31
KANSAS CITY SOUTHERN
filed 2015-01-30
CIK 54480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant was $11.70 billion at June 30, 2014. There were 110,411,095 shares of $.01 par common stock outstanding at January 23, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
Kansas City Southern’s Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders which will be filed no later than 120 days after December 31, 2014, is incorporated by reference in Parts III.

KANSAS CITY SOUTHERN
2014 FORM 10-K ANNUAL REPORT

Item 1.	Business
COMPANY OVERVIEW
Kansas City Southern, a Delaware corporation, is a holding company with domestic and international rail operations in North America that are strategically focused on the growing north/south freight corridor connecting key commercial and industrial markets in the central United States with major industrial cities in Mexico. As used herein, “KCS” or the “Company” may refer to Kansas City Southern or, as the context requires, to one or more subsidiaries of Kansas City Southern. KCS and its subsidiaries had approximately 6,490 employees on December 31, 2014.
KCS controls and owns all of the stock of The Kansas City Southern Railway Company (“KCSR”), a U.S. Class I railroad founded in 1887. KCSR serves a ten-state region in the midwest and southeast regions of the United States and has the shortest north/south rail route between Kansas City, Missouri and several key ports along the Gulf of Mexico in Alabama, Louisiana, Mississippi and Texas.
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
The KCS coordinated rail network (KCSR, KCSM and Tex-Mex) comprises approximately 6,500 route miles extending from the midwest and southeast portions of the United States south into Mexico and connects with all other Class I railroads, providing shippers with an effective alternative to other railroad routes and giving direct access to Mexico and the southeast and southwest United States through alternate interchange hubs.
Panama Canal Railway Company (“PCRC”), an unconsolidated joint venture company owned equally by KCS and Mi-Jack Products, Inc. (“Mi-Jack”), was awarded a concession from the Republic of Panama to reconstruct and operate the Panama Canal Railway, a 47-mile railroad located adjacent to the Panama Canal that provides international container shipping companies with a railway transportation alternative to the Panama Canal. The Concession was awarded in 1998 for an initial term of 25 years with an automatic renewal for an additional 25 year term. The Panama Canal Railway is a north-south railroad traversing the Isthmus of Panama between the Atlantic and Pacific Oceans.
Other subsidiaries and affiliates of KCS include the following:

•
Meridian Speedway, LLC (“MSLLC”), a seventy percent-owned consolidated affiliate that owns the former KCSR rail line between Meridian, Mississippi and Shreveport, Louisiana, which is the portion of the rail line between Dallas, Texas and Meridian known as the “Meridian Speedway.” Norfolk Southern Corporation, through its wholly-owned subsidiary, The Alabama Great Southern Railroad Company, owns the remaining thirty percent of MSLLC.

•	KCSM Servicios, S.A. de C.V. (“KCSM Servicios”), a wholly-owned and consolidated affiliate that provides employee services to KCSM;

•	Southern Capital Corporation, LLC (“Southern Capital”), a fifty percent-owned unconsolidated affiliate that owned and leased locomotives and other equipment;

•
Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”), a twenty-five percent-owned unconsolidated affiliate that provides railroad services as well as ancillary services in the greater Mexico City area; and

•
PTC-220, LLC (“PTC-220”), a fourteen percent-owned unconsolidated affiliate that holds the licenses to large blocks of radio spectrum and other assets for the deployment of positive train control (“PTC”). See Government Regulation section for further information regarding PTC.

MARKETS SERVED

2014 Revenues Business Mix
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

Chemical & Petroleum 18%
Industrial & Consumer Products 24%
Agriculture & Minerals 17%
Energy 13%
Intermodal 15%
Automotive 9%
Other 4%

Industrial and consumer products. This sector includes metals and ores such as iron, steel, zinc and copper. The majority of metals, minerals and ores mined, and steel produced in Mexico are consumed within Mexico. The volume of Mexican steel exports fluctuates based on global market prices. Higher-end finished products such as steel coils are used by Mexican manufacturers in automobiles, household appliances, the oil and gas industry, and other consumer goods which are imported to the United States through Nuevo Laredo and through the seaports served by KCS’s rail network. KCS also transports steel coils, plates and pipe from U.S. based mini-mills in Mississippi and Alabama to several U.S. locations and Mexico for oil drilling, appliance and automotive applications.
This sector also serves paper mills directly and indirectly through its various short-line connections. KCS’s rail lines run through the heart of the southeast United States timber-producing region. Additionally, KCS is uniquely positioned to serve many paper mills in the southeast United States whose products are increasing in demand due to a general growth of consumer goods and industrial production in central Mexico.
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
Energy. The energy sector includes coal, frac sand, petroleum coke and crude oil. KCS hauls unit trains (trains transporting a single commodity from one source to one destination) of coal for nine electric generating plants in the central United States. The coal originates from the Powder River Basin in Wyoming and is interchanged to KCS at Kansas City, Missouri. Coal mined in the midwest United States is transported in non-unit trains to industrial consumers such as paper mills, steel mills, and cement companies. Frac sand originating primarily in Wisconsin, Illinois or Iowa is delivered to transloads located in northeast Texas, northern Louisiana and south Texas for distribution to gas and oil wells in the region. KCS transports petroleum coke from refineries in the United States to cement companies in Mexico as well as to vessels for international distribution through the Pabtex export terminal located in Port Arthur, Texas. Crude oil originating in Canada, North Dakota, Colorado and west Texas is delivered to U.S. Gulf Coast refineries and tank farms in Texas, Louisiana and Alabama.
Intermodal. The intermodal freight sector consists primarily of hauling freight containers or truck trailers on behalf of steamship lines, motor carriers, and intermodal marketing companies with rail carriers serving as long-distance haulers. KCS serves and supports the U.S. and Mexican markets, as well as cross border traffic between the U.S. and Mexico. In light of the importance of trade between Asia and North America, the Company believes the Port of Lazaro Cardenas continues to be a strategically beneficial location for ocean carriers, manufacturers and retailers. Equally important, the increase in foreign direct investment in Mexico has caused the KCS Mexico/U.S. cross border corridor to emerge as an increasingly important tool for the North American Free Trade Agreement (“NAFTA”) freight flow. The Company also provides premium service to customers over its line from Dallas through the Meridian Speedway — a critical link in creating the most direct route between the southwest and southeast/northeast U.S.
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
GOVERNMENT REGULATION
The Company’s United States operations are subject to federal, state and local laws and regulations generally applicable to all businesses. Rail operations are also subject to the regulatory jurisdiction of the Surface Transportation Board (“STB”) of the U.S. Department of Transportation (“DOT”), the Federal Railroad Administration (“FRA”) of the DOT, the Occupational Safety and Health Administration (“OSHA”), as well as other federal and state regulatory agencies. The STB has jurisdiction over disputes and complaints involving certain rates, routes and services, the sale or abandonment of rail lines, applications for line extensions and construction, and consolidation or merger with, or acquisition of control of, rail common carriers. DOT and OSHA each has jurisdiction under several federal statutes over a number of safety and health aspects of rail operations, including the transportation of hazardous materials. In 2008, the President of the United States signed the Rail Safety Improvement Act of 2008 into law, which, among other things, revised hours of service for train and certain other employees and mandated implementation of PTC at certain locations by the end of 2015. PTC is a technology designed to help prevent train-to-train collisions, overspeed derailments, incursions into rail work zones, and entry into main line track if a switch is misaligned at certain locations, including main line track where toxic inhalation hazard or poison inhalation hazard movements occur or where passenger operations occur. The U.S. rail industry, including KCS, has publicly stated it does not currently believe that PTC can be fully implemented by December 31, 2015, due to the many difficulties developing and deploying this interoperable technology across the U.S. rail system. KCS, along with other Class I railroads in the United States, is working with the FRA and Congress to seek an extension of the deadline for implementing PTC.
KCS’s U.S. subsidiaries are subject to extensive federal, state and local environmental regulations. These laws cover discharges to water, air emissions, toxic substances, and the generation, handling, storage, transportation and disposal of waste and hazardous materials. These regulations have the effect of increasing the costs, risks and liabilities associated with rail operations. Environmental risks are also inherent in rail operations, which frequently involve transporting chemicals and other hazardous materials.
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
In Mexico, KCSM’s operations are subject to competition from other railroads, particularly Ferrocarril Mexicano, S.A. de C.V. (“Ferromex”) and Ferrosur, S.A. de C.V. (“Ferrosur”), both controlled by Grupo Mexico S.A.B. de C.V. Ferromex and Ferrosur together are much larger and have significantly greater financial and other resources than KCSM, serving most of the major ports and cities in Mexico and together owning fifty percent of FTVM, which serves industries located within Mexico City.
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
RAIL SECURITY
The Company and its rail subsidiaries have continued to develop and implement multidisciplinary approaches to secure the Company’s assets and personnel against criminal enterprises which prey on transportation networks. The Company has employed a variety of strategies to help mitigate the risk terrorist attacks could pose to the Company, its personnel and assets. Many of the specific measures the Company utilizes for these efforts are required to be kept confidential through arrangements with government agencies, such as the Department of Homeland Security (“DHS”), or through jointly-developed and implemented strategies and plans with connecting carriers.
KCSR and KCSM utilize a security plan based on an industry-wide security plan developed by the Association of American Railroads (“AAR”) members which focuses on comprehensive risk assessments in five areas — hazardous materials; train operations; critical physical assets; military traffic; and information technology and communications. The security plan is kept confidential, with access to the plan tightly limited to members of management with direct security and anti-terrorism implementation responsibilities. The Company participates with other AAR members in periodic drills under the industry plan to test and refine its various provisions.
To protect the confidentiality and sensitivity of both the AAR plans and the proprietary strategies the Company has developed to safeguard against criminal enterprises, terrorism, and other security and safety threats, the following paragraphs will provide only a general overview of some of these efforts.
The Company’s security activities range from periodically mailing each employee a security awareness brochure (which is also posted under the “Employees” tab on the Company’s internet website, www.kcsouthern.com) to its ongoing implementation of security plans for rail facilities in areas labeled by the DHS as High Threat Urban Areas (“HTUAs”). The Company’s other activities to bolster security against terrorism include, but are not limited to, the following:

•	Conferring regularly with other railroads’ security personnel and with industry experts on security issues;

•	Routing shipments of certain chemicals, which might be toxic if inhaled, pursuant to federal regulations;

•	Initiating a series of over 20 voluntary action items agreed to between AAR and DHS as enhancing security in the rail industry;

•	Conducting constant and targeted security training as part of the scheduled training for operating employees and managers;

•	Development of smartphone applications to ensure immediate information and pictures from security supervisors and protection assets pertaining to potential operational risks;

•	Developing a multi-layered security model using high-speed digital imaging, system velocity and covert and overt security filters to mitigate the risk of illicit activity;

•	Measuring key security metrics to ensure positive risk mitigation and product integrity trends;

•	Performing constant due diligence by benchmarking security on a world-wide basis to monitor threat streams related to rail incidents;

•	Implementation of a Tactical Intelligence Center by KCSM, training core members in new technology helping to prevent, detect, deter, deny and respond to potentially illicit activities; and

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
While the risk of theft and vandalism is higher in Mexico, KCSM remains among the safest methods of transportation for freight shipments in Mexico. KCSM’s record in rail safety is due in large part to the implementation of a multi-layered safety and security process throughout the KCSM network. In addition to having its own internal system, the process is connected to, and supported by a high level of federal, state and local law enforcement. A primary focus of this effort involves maintaining constant due diligence, active vigilance and train velocity, which reduces the likelihood for incidents to occur.
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
KCSM Servicios union employees are covered by one labor agreement, which was signed on April 16, 2012, between KCSM Servicios and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (“Mexican Railroad Union”), for an indefinite period of time, for the purpose of regulating the relationship between the parties. Approximately 80% of KCSM Servicios employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other benefits are subject to negotiation every two years. The union labor negotiations with the Mexican Railroad Union have not historically resulted in any strike, boycott or other disruption in KCSM’s business operations. On October 14, 2014, compensation terms covering the period from July 1, 2014 through June 30, 2015, were finalized between KCSM Servicios and the Mexican Railroad Union. The finalization of the compensation terms did not have a significant effect on the Company’s consolidated financial statements.
EXECUTIVE OFFICERS OF KCS AND SUBSIDIARIES
All executive officers are elected annually and serve at the discretion of the Board of Directors. All of the executive officers that have been in their respective officer positions for a period longer than six months have employment agreements with KCS and/or its subsidiaries. The mailing address of the principal executive officers other than Mr. Zozaya is P.O. Box 219335, Kansas City, Missouri 64121. Mr. Zozaya’s mailing address is Montes Urales No. 625, Col. Lomas de Chapultepec, C.P. 11000, Mexico D.F.
David L. Starling — President and Chief Executive Officer — 65 — Served in this capacity since August 1, 2010. Mr. Starling has been a director of KCS since May 6, 2010. He served as President and Chief Operating Officer of KCS from July 1, 2008 through August 1, 2010. Mr. Starling has also served as a Director, President and Chief Executive Officer of KCSR since July 1, 2008. He has also served as Chairman of the Board of Directors of KCSM since October 2013. He served as Vice Chairman of the Board of Directors of KCSM from September 2009 to October 2013. Mr. Starling has served as Co-Chairman of the Board of Directors of PCRC and Panarail since October 2013. He served as Vice Chairman of the Board of Directors of PCRC and Panarail from July 2008 to September 2013. Prior to joining KCS, Mr. Starling served as President and Director General of PCRC from 1999 through June 2008.
Warren K. Erdman — Executive Vice President — Administration and Corporate Affairs — 56 — Served in this capacity since April 2010. Mr. Erdman served as Executive Vice President — Corporate Affairs from October 2007 until April 2010. He served as Senior Vice President — Corporate Affairs of KCS and KCSR from January 2006 to September 2007. Mr. Erdman served as Vice President — Corporate Affairs of KCS from April 15, 1997 to December 31, 2005 and as Vice President — Corporate Affairs of KCSR from May 1997 to December 31, 2005. Prior to joining KCS, Mr. Erdman served as Chief of Staff to United States Senator Kit Bond of Missouri from 1987 to 1997.
Patrick J. Ottensmeyer — Executive Vice President Sales and Marketing — 57 — Served in this capacity since October 16, 2008. Mr. Ottensmeyer joined KCS in May 2006 as Executive Vice President and Chief Financial Officer. Prior to joining KCS, Mr. Ottensmeyer served as Chief Financial Officer of Intranasal Therapeutics, Inc. from 2001 to May 2006. From 2000 to 2001, he served as Corporate Vice President Finance and Treasurer for Dade-Behring Holdings, Inc. From 1993 to 1999, Mr. Ottensmeyer served as Vice President Finance and Treasurer at Burlington Northern Santa Fe Corporation and BNSF Railway and their predecessor companies.
Michael W. Upchurch — Executive Vice President and Chief Financial Officer — 54 — Served in this capacity since October 16, 2008. Mr. Upchurch joined KCS in March 2008 as Senior Vice President Purchasing and Financial Management. From 1990 through September 2006, Mr. Upchurch served in various senior financial leadership positions at Sprint Nextel Corporation and its predecessor, Sprint Corporation, including Senior Vice President Financial Operations, Senior Vice President Finance Sprint Business Solutions and Senior Vice President Finance Long Distance Division.
José Guillermo Zozaya Delano — President and Executive Representative — KCSM — 62 — Served in this position since April 20, 2006. Mr. Zozaya has 35 years of experience in law and government relations, most recently as the Legal and Government Relations Director for ExxonMobil México, S.A. de C.V., where he spent nine years prior to joining KCSM.

Lora S. Cheatum — Senior Vice President — Human Resources — 58 — Ms. Cheatum has served in this capacity since joining KCS in October 2014. Ms. Cheatum previously served as Senior Vice President Global Human Resources of Layne Christensen since 2012. From 2010 to 2012, she served as Director — Field Operations at Fitness Together Holdings, Inc. Ms. Cheatum spent nine years with Kansas City Power & Light, from 2001 to 2010, where she was Vice President of Procurement and previously as Vice President Human Resources.
Michael J. Naatz — Senior Vice President Operations Support and Chief Information Officer — 49 — Served in this capacity since August 2014. Mr. Naatz served as Senior Vice President and Chief Information Officer of the Company from May 2012 to July 2014. Prior to joining KCS, Mr. Naatz served as President of USF Holland, a YRC Worldwide, Inc. (“YRCW”) company, from 2011 to May 2012. From 2010 to 2011, Mr. Naatz served as President and Chief Customer Officer - Customer Care Division at YRCW. From 2008 to 2010, he served as Executive Vice President and Chief Information & Service Officer at YRCW. From 2005 to 2007, he served as President — Enterprise Services Division at YRCW. From 1994 to 2005, he held various leadership positions with USF Corporation.
Jeffrey M. Songer — Senior Vice President Engineering and Chief Transportation Officer — 45 — Mr. Songer has served in this capacity since August 2014. Mr. Songer previously was Vice President and Chief Engineer for KCSR from June 2012 to July 2014. Prior to serving as KCSR’s Vice President and Chief Engineer, Mr. Songer served as Assistant Vice President — Engineering and Planning from March 2011 to June 2012, and as its General Director — Planning, Scheduling & Administration from January 2007 to March 2011.
Mary K. Stadler — Senior Vice President and Chief Accounting Officer — 55 — Served in this capacity since March 2, 2009. From April 1990 through August 2008, Ms. Stadler served in various finance leadership positions at Sprint Nextel Corporation and its predecessor, Sprint Corporation, including Vice President — Finance Operations and most recently served as its Vice President — Assistant Controller.
William J. Wochner — Senior Vice President and Chief Legal Officer — 67 — Served in this capacity since February 2007. He served as Vice President and Interim General Counsel from December 2006 to January 2007. From September 2006 to December 2006, Mr. Wochner served as Vice President and Associate General Counsel. From March 2005 to September 2006, Mr. Wochner served as Vice President Sales and Marketing/Contracts for KCSR. From February 1993 to March 2005, Mr. Wochner served as Vice President and General Solicitor of KCSR.
There are no arrangements or understandings between the executive officers and any other person pursuant to which the executive officer was or is to be selected as an officer of KCS, except with respect to the executive officers who have entered into employment agreements designating the position(s) to be held by the executive officer.
None of the above officers is related to another, or to any of the directors of KCS.
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
See Item 8, Financial Statements and Supplementary Data — Note 1 “Description of the Business” and Note 19 “Geographic Information” for more information on the description and general development of the Company’s business and financial information about geographic areas.

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
The Company’s stock price may fluctuate as a result of a variety of factors, many of which are beyond KCS’s control. These factors include, but are not limited to:

•	quarterly variations in operating results;

•	operating results that vary from the expectations of management, securities analysts, ratings agencies and investors;

•	changes in expectations as to future financial performance, including financial estimates by management, securities analysts, ratings agencies and investors;

•	developments generally affecting the railroad industry;

•	announcements by KCS or its competitors of significant contracts, acquisitions, joint marketing relationships, joint ventures or capital commitments;

•	the assertion or resolution of significant claims or proceedings involving KCS;

•	KCS’s dividend policy and limitations on the payment of dividends;

•	future sales of KCS’s equity or equity-linked securities;

•	general domestic and international economic conditions including the availability of short and long-term financing.
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
As of December 31, 2014, there were 5,517,716 shares of common stock issued or reserved for issuance under the 1991 Amended and Restated Stock Option and Performance Award Plan, the 2008 Stock Option and Performance Award Plan and the 2009 Employee Stock Purchase Plan, and 1,405,169 shares of common stock held by executive officers and directors outside those plans. Sales of common stock by employees upon exercise of their options, sales by executive officers and directors, and sales of common stock that may be issued upon conversion of the outstanding preferred stock, or the perception that such sales could occur, may adversely affect the market price of KCS' common stock.
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
A key part of KCS’s growth strategy is based upon the conversion of truck traffic to rail. There can be no assurance the Company will succeed in its efforts to convert traffic from truck to rail transport or that the customers already converted will be retained. If the railroad industry in general is unable to preserve its competitive advantages vis-à-vis the trucking industry, revenue growth could be adversely affected. Additionally, revenue growth could be affected by, among other factors, an expansion in the availability, or an improvement in the quality, of the trucking services offered by carriers resulting from regulatory and administrative interpretations and implementation of certain provisions of the North American Free Trade Agreement (“NAFTA”), and KCS’s inability to grow its existing customer base and capture additional cargo transport market share because of competition from the shipping industry and other railroads.
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
The Mexican Railroad Services Law and regulations provide the Mexican government certain rights in its relationship with KCSM under the Concession, including the right to take over the management of KCSM and its railroad in certain extraordinary cases, such as imminent danger to national security. In the past, the Mexican government has used such power with respect to other privatized industries, including the telecommunications industry, to ensure continued service during labor disputes. In addition, under Article 47 of the Mexican Railroad Services Law and its regulations, if the Comisión Federal de Competencia Económica (Mexican Antitrust Commission or “CFCE”) determines that effective competition does not exist, then the SCT has authority to set rates. CFCE, however, has not published guidelines regarding the factors that constitute a lack of competition. It is, therefore, unclear under what particular circumstances CFCE would deem a lack of competition to exist. If the SCT intervenes and sets service rates, the rates it sets may negatively impact profitability.

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
The SCT may revoke the Concession if KCSM is sanctioned on a specified number of occasions for any of the following: unjustly interrupting the operation of its rail lines or for charging rates higher than those it has registered with the SCT; restricting the ability of other Mexican rail operators to use its rail lines; failing to make payments for damages caused during the performance of services; failing to comply with any term or condition of the Mexican Railroad Services Law and regulations or the Concession; failing to make the capital investments required under its five-year business plan filed with the SCT; or failing to maintain an obligations compliance bond and insurance coverage as specified in the Mexican Railroad Services Law and regulations. In addition, the Concession would revoke automatically if KCSM changes its nationality or assigns or creates any lien on the Concession, or if there is a change in control of KCSM without the SCT’s approval. The SCT may also terminate the Concession as a result of KCSM’s surrender of its rights under the Concession, or for reasons of public interest or upon KCSM’s liquidation or bankruptcy. If the Concession is terminated or revoked by the SCT for any reason, KCSM would receive no compensation and its interest in its rail lines and all other fixtures covered by the Concession, as well as all improvements made by it, would revert to the Mexican government. Revocation or termination of the Concession would prevent KCSM from operating its railroad and would materially adversely affect the Mexican operations and the ability to make payments on KCSM’s debt as well as materially adversely affect the Company’s consolidated financial statements.
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

If KCSM cannot reach an agreement with Ferromex for rates applicable for services provided prior to January 1, 2009, which are not subject to the Trackage Rights Agreement, the SCT is entitled to set the rates in accordance with Mexican law and regulations, which rates may not adequately compensate KCSM. KCSM is currently involved in legal proceedings with the SCT regarding the amounts payable to Ferromex for trackage rights, interline services and haulage rights for periods prior to January 1, 2009. Certain of these disputes continue under litigation. Any resolution of such procedures adverse to KCSM could have a material adverse effect on its consolidated financial statements in a particular quarter or fiscal year.
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
KCSM’s Concession from the Mexican government requires KCSM to make investments and undertake capital projects. If KCSM fails to make such capital investments, KCSM’s business plan commitments with the Mexican government may be at risk, requiring KCSM to seek waivers of its business plan. There is no assurance that such waivers, if requested, would be granted by the SCT. KCSM may defer capital expenditures under its business plan with the permission of the SCT. However, the SCT might not grant this permission, and any failure by KCSM to comply with the capital investment commitments in its business plan could result in sanctions imposed by the SCT, and could result in revocation of the Concession if sanctions are imposed on a specified number of occasions. The Company cannot assure that the Mexican government would grant any such permission or waiver. If such permission or waiver is not obtained in any instance and KCSM is sanctioned, its Concession might be at risk of revocation, which would materially adversely affect KCS’s consolidated financial statements. See “KCSM’s Mexican Concession is subject to revocation or termination in certain circumstances.”
KCS has funded, and expects to continue to fund capital expenditures with operating cash flows, short and long-term debt and equipment leases. KCS may not be able to generate sufficient cash flows from its operations or obtain sufficient funds from external sources to fund capital expenditure requirements. Even if financing is available, it may not be obtainable on acceptable terms and within the limitations contained in the indentures and other agreements relating to KCS’s existing debt.
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
The transportation industry is highly cyclical, generally tracking the cycles of the world economy. Although transportation markets are affected by general economic conditions, there are numerous specific factors within each particular market that may influence operating results. Some of KCS’s customers do business in industries that are highly cyclical, including the energy, automotive, housing and agriculture industries. Any downturn or change in government policy in these industries could have a material adverse effect on operating results. Also, some of the products transported have had a historical pattern of price cyclicality which has typically been influenced by the general economic environment and by industry capacity and demand. KCS cannot assure that prices and demand for these products will not decline in the future, adversely affecting those industries and, in turn, the Company’s consolidated financial statements.
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
KCS’s business is subject to legislation enacted by Congress and state legislatures, and is subject to regulation by federal, state and local regulatory agencies, including environmental, health, safety and tax laws, and regulations that could require KCS to incur material costs or liabilities.
KCS is subject to legislation enacted by federal or state legislatures in the U.S. and Mexico, and is subject to regulation by federal, state and local regulatory agencies with respect to railroad operations including the U.S. Department of Transportation, Surface Transportation Board, Federal Railroad Administration, Environmental Protection Agency, Department of Homeland Security and others in the United States, the SCT in Mexico, as well as a variety of health, safety, labor, environmental, and other matters. Government regulation of the railroad industry is a significant determinant of the competitiveness and profitability of railroads. As an example, various proposals submitted to the STB for consideration could have a negative impact on KCS’s ability to negotiate prices for rail services and affect competition among rail carriers, which could result in a material adverse effect on KCS’s consolidated financial statements.
Additional or new economic regulation by the U.S. Congress or the Surface Transportation Board in the U.S. or by the Mexican Congress of the Union or the SCT (or other agencies) in Mexico in current or future proceedings could change the regulatory framework within which the Company operates which could materially change the Company's business and have an adverse effect on the Company's consolidated financial statements.
In Mexico, proposed legislation was introduced in 2013 in the House of Deputies to amend certain provisions in the Mexican Regulatory Railroad Service Law. In February 2014, this proposed legislation was approved by the Mexican House of Deputies and was sent to the Mexican Senate. On December 14, 2014, the Mexican Senate passed a revised version of the House of Deputies’ bill, and on December 15, 2014, the House of Deputies passed the bill as amended by the Senate. On January 26, 2015, the bill was published in the Official Federal Gazette (Diario Oficial de la Federacion) and became law. It is too early to determine at this time how this legislation would be implemented and interpreted and thus what, if any, effect the rail legislation could have on the Mexican railroad industry and its customers.
In May 2014, new Mexican antitrust legislation was approved and became effective on July 7, 2014. This new law replaces antitrust law that had been effective since 1993. While the Company continues to evaluate the Mexican government’s implementation of this legislation, the Company does not believe it will have a material effect on its consolidated financial statements.
In response to several accidents involving the transportation of energy products by rail, U.S. rail and petroleum industry leaders met with the Secretary of the U.S. Department of Transportation in January 2014 to discuss voluntary actions to improve the transportation of energy products by rail. Additionally, in August 2013, the FRA issued Emergency Order 28 implementing new operating rules governing the transportation of energy products by rail. On August 1, 2014, the Pipeline and Hazardous Materials Safety Administration (PHMSA) of the U.S. Department of Transportation published for public comment new proposed rules on transportation of flammable liquids (including crude oil and ethanol) by rail. The proposed rules included new tank car standards, possible new speed restrictions and possible new braking requirements for trains carrying 20 or more carloads of Class 3 flammable liquids. Public comments have been received by PHMSA, and that agency is considering what final rules to propose. Any proposed new regulations or continued operating practice changes by U.S. railroads related to the transportation of energy products by rail, if ultimately adopted, could have a material adverse effect on the Company’s consolidated financial statements.

As part of the Rail Safety Improvement Act of 2008 in the United States, Class I railroad carriers and passenger and commuter rail operators must implement PTC (a technology designed to help prevent train-to-train collisions, overspeed derailments, incursions into rail work zones, and entry into main line track if a switch is misaligned) at certain locations (including main line track where toxic inhalation hazard or poison inhalation hazard movements occur or where passenger operations occur) by the end of 2015. PTC will add to operating costs, increase the number of employees the Company employs and require KCS to make significant investments in new safety technology. The U.S. rail industry, including KCS, has publicly stated it does not currently believe that PTC can be fully implemented by December 31, 2015 due to the many difficulties developing and deploying this inter-operable technology across the U.S. rail system. KCS, along with other Class I railroads in the United States, is working with the FRA and Congress to seek an extension of the deadline for implementing PTC. KCS’s failure to meet the deadline, including any extension, could result in fines or penalties and could have a material adverse effect on the Company’s consolidated financial statements.
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
The Company’s Mexican operations are subject to Mexican federal and state laws and regulations relating to the protection of the environment, including standards for, among other things, water discharge, water supply, emissions, noise pollution, hazardous substances and transportation and handling of hazardous and solid waste. Under applicable Mexican law and regulations, administrative and criminal proceedings may be brought and economic sanctions imposed against companies that violate environmental laws, and non-complying facilities may be temporarily or permanently closed. KCSM is also subject to the laws of various jurisdictions with respect to the discharge of materials into the environment and to environmental laws and regulations issued by the governments of each of the Mexican states in which KCSM’s facilities are located. The terms of KCSM’s Concession from the Mexican government also impose environmental compliance obligations on KCSM. The Company cannot predict the effect, if any, that unidentified environmental matters or the adoption of additional or more stringent environmental laws and regulations would have on KCS’s consolidated financial statements. Failure to comply with any environmental laws or regulations may result in the termination of KCSM’s Concession or in fines or penalties that may affect profitability.
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
KCS’s business is vulnerable to fluctuations in fuel costs and disruptions in fuel supplies.
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
In addition, a significant and sustained decrease in crude oil prices could adversely affect the transport of crude oil by rail to the U.S. Gulf region as well as negatively impact railroad volumes related to equipment and other materials that support crude oil production. These factors could in turn adversely affect the Company’s consolidated financial statements.
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
The availability of qualified personnel could adversely affect KCS’s operations.
Changes in demographics, training requirements and the availability of qualified personnel could negatively affect KCS’s ability to meet demand for rail service. Unpredictable increases in demand for rail services may exacerbate such risks, which could have a negative impact on KCS’s operational efficiency and otherwise have a material adverse effect on KCS’s consolidated financial statements.
A majority of KCS’s employees belong to labor unions. Strikes or work stoppages could adversely affect operations.
The Company is a party to collective bargaining agreements with various labor unions in the United States and Mexico. As of December 31, 2014, approximately 80% of KCSR and KCSM Servicios employees were covered by labor contracts subject to collective bargaining. The Company may be subject to, among other things, strikes, work stoppages or work slowdowns as a result of disputes under these collective bargaining agreements and labor contracts or KCS’s potential inability to negotiate acceptable contracts with these unions. In the United States, because such agreements are generally negotiated on an industry-wide basis, determination of the terms and conditions of labor agreements have been and could continue to be beyond KCS’s control. KCS may, therefore, be subject to terms and conditions in industry-wide labor agreements that could have a material adverse effect on its consolidated financial statements. If the unionized workers in the United States or Mexico were to engage in a strike, work stoppage or other slowdown; if other employees were to become unionized or if the terms and conditions in future labor agreements were renegotiated, KCS could experience a significant disruption of its operations and higher ongoing labor costs. Although the U.S. Railway Labor Act imposes restrictions on the right of United States railway workers to strike, there is no law in Mexico imposing similar restrictions on the right of railway workers in that country to strike.
Demand for North American rail services could exceed network capacity and could result in operational inefficiencies.

Over the last several years, the demand for rail services in both the United States and Mexico has increased substantially. If the demand for KCS’s rail services were to exceed the capacity of KCS’s network, KCS may experience network difficulties. Also, due to the interconnectivity between all railroads, especially in the U.S., congestion on other railroads caused by excess demand for rail services could also result in operational inefficiencies for KCS.
Traffic congestion experienced in the U.S. or Mexican railroad system may result in overall traffic congestion which would impact the ability to move traffic to and from Mexico. This system congestion and excess demand may also result in certain equipment shortages. In addition, the growth of cross border traffic in recent years has contributed to congestion on the international bridge at the Nuevo Laredo-Laredo border gateway, which is expected to continue in the near future. This could also result in operational inefficiencies for KCS and adversely affect KCS’s operations.

Any such operational difficulties could also be exacerbated by factors outside of KCS’s control such as weather-related events. All of these issues could negatively affect the Company’s ability to efficiently provide rail service to our customers. KCS’s business is capital-intensive and significant expansions in the capacity of the Company’s network can take a substantial amount of time, effort, and money to accomplish. Although KCS constantly monitors its network in an effort to optimize its rail services, there can be no assurance that any measures will be able to adequately accommodate such increases in demand for rail service.
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
The social and political situation in Mexico could adversely affect the Mexican economy and changes in laws, public policies and government programs could be enacted, which could have an adverse effect on KCS’s consolidated financial statements.
Downturns in the United States economy or in trade between the United States and Asia or Mexico and fluctuations in the peso-dollar exchange rates would likely have adverse effects on KCS’s consolidated financial statements.
The level and timing of KCS’s Mexican business activity is heavily dependent upon the level of United States-Mexican trade and the effects of NAFTA on such trade. The Mexican operations depend on the United States and Mexican markets for the products KCSM transports, the relative position of Mexico and the United States in these markets at any given time, and tariffs or other barriers to trade. Downturns in the United States or Mexican economies or in trade between the United States and Mexico would likely have adverse effects on KCS’s consolidated financial statements and the Company’s ability to meet debt service obligations. In addition, KCS has invested significant amounts in developing its intermodal operations, including the Port of Lazaro Cardenas, in part to provide Asian importers with an alternative to the west coast ports of the United States, and the level of intermodal traffic depends, to an extent, on the volume of Asian shipments routed through Lazaro Cardenas. Reduction in trading volumes, which may be caused by factors beyond KCS’s control, including increased government regulations regarding the safety and quality of Asian-manufactured products, may adversely affect KCS’s consolidated financial statements.
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
Mexico has a history of high levels of inflation and may experience high inflation in the future. During most of the 1980s and during the mid and late 1990s, Mexico experienced periods of high levels of inflation. The annual rates of inflation for the last three years, as measured by changes in the National Consumer Price Index, as provided by Banco de México, were 4.1% in 2014, 4.0% in 2013 and 3.6% in 2012. A substantial increase in the Mexican inflation rate would have the effect of increasing some of KCSM’s costs, which could adversely affect its consolidated financial statements. High levels of inflation may also affect the balance of trade between Mexico and the United States, and other countries, which could adversely affect KCSM’s consolidated financial statements.
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
Track Configuration
KCSR operates over a railroad system consisting of approximately 3,300 route miles in ten states extending from the midwest and southeast portions of the United States south to the Mexican border, which includes approximately 585 miles of trackage rights that permit KCSR to operate its trains with its crews over other railroads’ tracks.
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
Port

Equipment Configuration
As of December 31, 2014 and 2013, KCS leased and owned the following units of equipment:

	2014			2013
	Leased	Owned	Total	Leased	Owned	Total
Freight Cars:
Box cars	3,272	3,053	6,325	4,673	1,624	6,297
Hoppers (covered and open top)	2,559	3,012	5,571	3,704	2,013	5,717
Gondolas	2,681	1,647	4,328	3,148	1,064	4,212
Automotive	1,061	1,457	2,518	1,926	473	2,399
Tank cars	588	15	603	597	15	612
Flat cars (intermodal and other)	44	857	901	238	665	903
Total	10,205	10,041	20,246	14,286	5,854	20,140

Locomotives:
Freight	121	687	808	169	604	773
Switching	—	187	187	—	148	148
Total	121	874	995	169	752	921

Average Age (in Years) of Leased and Owned Locomotives:	2014	2013
Freight	18.6	16.0
Switching	39.0	37.2
All locomotives	13.9	19.4
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
Capital Expenditures
The Company’s cash capital expenditures for the three years ended December 31, 2014, 2013, and 2012, and planned 2015 capital expenditures are included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Expenditures”. See also Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Capitalization, Depreciation and Amortization of Property and Equipment (including Concession Assets)” regarding the Company’s policies and guidelines related to capital expenditures.

Item 3.	Legal Proceedings
The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. For more information on legal proceedings, see Item 1A, “Risk Factors — KCS may be subject to various claims and litigation that could have a material adverse effect on KCS’s consolidated financial statements,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Provision for Personal Injury Claims,” and — “Other Matters — Litigation,” and Item 8, “Financial Statements and Supplementary Data — Note 15 Commitments and Contingencies.”

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

	Fourth	Third	Second	First
2014
Dividends per share:
Common stock	$0.280	$0.280	$0.280	$0.280
$25 par preferred stock	0.250	0.250	0.250	0.250

Stock price ranges:
$25 par preferred:
— High	$29.60	$29.00	$28.33	$27.00
— Low	26.52	26.00	25.95	24.15
Common:
— High	$126.49	$123.95	$108.87	$123.83
— Low	109.57	106.67	95.41	88.56

2013
Dividends per share:
Common stock	$0.215	$0.215	$0.215	$0.215
$25 par preferred stock	0.250	0.250	0.250	0.250

Stock price ranges:
$25 par preferred:
— High	$26.09	$27.34	$28.38	$27.71
— Low	24.12	25.20	25.79	25.10
Common:
— High	$125.96	$118.68	$118.88	$112.25
— Low	107.84	104.02	100.35	84.52
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
Holders
There were 2,504 record holders of KCS common stock on January 23, 2015; however, the number of actual holders of KCS common stock is greater due to the practice of brokerage firms registering many shares for clients in the brokerage firm’s name.

Securities Authorized for Issuance Under Equity Compensation Plans
See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information about securities authorized for issuance under KCS’s equity compensation plans.
Performance Graph
The following graph shows the changes in value over the five years ended December 31, 2014, of an assumed investment of $100 in: (i) KCS’s common stock; (ii) the stocks that comprise the Dow Jones U.S. Industrial Transportation Index; and (iii) the stocks that comprise the S&P 500 Index. The table following the graph shows the value of those investments on December 31 for each of the years indicated. The values for the assumed investments depicted on the graph and in the table have been calculated assuming that any cash dividends are reinvested.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Among Kansas City Southern, the S&P 500 Index
and the Dow Jones U.S. Industrial Transportation Index

	2009	2010	2011	2012	2013	2014
Kansas City Southern	$100.00	$143.77	$204.30	$253.42	$378.85	$377.15
S&P 500 (1)	100.00	115.06	117.49	136.30	180.44	205.14
Dow Jones U.S. Industrial Transportation (2)	100.00	132.77	137.94	147.40	207.71	252.73
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

	2014	2013	2012	2011	2010
Earnings From Continuing Operations
Revenues	$2,577.1	$2,369.3	$2,238.6	$2,098.3	$1,814.8
Operating expenses (i) (ii) (iii)	1,768.0	1,630.7	1,522.7	1,486.7	1,328.3
Operating income	$809.1	$738.6	$715.9	$611.6	$486.5
Net income (iv)	$504.3	$353.3	$379.4	$331.9	$180.0
Earnings per common share:
Basic	$4.56	$3.19	$3.44	$3.04	$1.69
Diluted	4.55	3.18	3.43	3.00	1.67
Financial Position
Total assets	$8,091.0	$7,435.4	$6,395.9	$6,145.1	$5,627.9
Total long-term debt obligations, including current portion and short-term borrowings	2,315.9	2,188.9	1,607.8	1,639.1	1,639.7
Total stockholders’ equity	3,755.5	3,370.6	3,096.6	2,764.5	2,431.1
Total equity	4,064.1	3,676.6	3,400.7	3,058.7	2,713.7
Other Data Per Common Share
Cash dividends declared per common share	$1.12	$0.86	$0.78	$—	$—
_____________________

(i)
During 2014, the Company recognized pre-tax lease termination costs of $38.3 million within operating expenses due to the early termination of certain operating leases and the related purchase of equipment.

(ii)
During 2012, the Company recognized a pre-tax gain of $43.0 million within operating expenses for the elimination of a deferred statutory profit sharing liability as a result of the organizational restructuring during the period.

(iii)	During 2011, the Company recognized a pre-tax gain of $25.6 million within operating expenses for insurance recoveries related to 2010 hurricane damage.

(iv)
During 2014, 2013, 2012, 2011 and 2010, the Company recognized pre-tax debt retirement costs of $6.6 million, $119.2 million, $20.1 million, $38.7 million and $68.3 million, respectively, related to debt restructuring activities that occurred during the periods.

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
CAUTIONARY INFORMATION
The discussions set forth in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, quarterly earnings calls, executive presentations, in the annual report to stockholders and in other filings with the Securities and Exchange Commission. Readers can usually identify these forward-looking statements by the use of such verbs as “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. These statements involve a number of risks and uncertainties. Actual results could materially differ from those anticipated by such forward-looking statements. Such differences could be caused by a number of factors or combination of factors including, but not limited to, the factors identified below and those discussed under Item 1A of this Form 10-K, “Risk Factors.” Readers are strongly encouraged to consider these factors and the following factors when evaluating any forward-looking statements concerning the Company:

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

•	market and regulatory responses to climate change;

•	disruption in fuel supplies, changes in fuel prices and the Company’s ability to assess fuel surcharges;

•	the effect of demand for KCS’s services exceeding network capacity or traffic congestion on operating efficiencies and service reliability;

•	availability of qualified personnel;

•	changes in labor costs and labor difficulties, including work stoppages affecting either operations or customers’ abilities to deliver goods for shipment;

•	credit risk of customers and counterparties and their failure to meet their financial obligations;

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

•	Southern Capital Corporation, LLC (“Southern Capital”), a fifty percent-owned unconsolidated affiliate that owned and leased locomotives and other equipment;

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
EXECUTIVE SUMMARY
2014 Financial Overview
In 2014, the Company generated record-high revenues and volumes. Revenues of $2.6 billion were driven by strong growth in automotive, agriculture and minerals and intermodal business units. Revenues in 2014 increased 9% over 2013, as a result of carload/unit volumes and positive pricing impacts. Agriculture and minerals revenues increased $62.7 million for the year ended December 31, 2014, compared to the prior year, due to an increase of $57.4 million in grain revenues. During the first half of 2013, grain volumes and average length of haul were adversely affected as a result of the severe drought conditions experienced in the Midwest region of the U.S. during 2012.

Operating expenses increased 8% compared to 2013, due to higher carload/unit volumes and $38.3 million of lease termination costs. The Company’s continued focus on operating expense control resulted in operating expenses as a percentage of revenues of 68.6%.
KCSM’s revenues and operating expenses are affected by fluctuations in the value of the Mexican peso against the U.S. dollar. Based on the volume of revenue and expense transactions denominated in Mexican pesos, revenue and expense fluctuations generally offset, with insignificant net impacts to operating income.
In 2014, the Company invested $702.7 million in capital expenditures. In addition, the Company purchased $300.7 million of equipment under existing operating leases and replacement equipment as certain operating leases expired, which was primarily funded with proceeds from the senior notes issued during the fourth quarter of 2013. The Company also recognized $38.3 million of lease termination costs during 2014, which are included in operating expenses, due to the early termination of certain operating leases and the related purchase of the equipment.
The Company reported 2014 earnings of $4.55 per diluted share on consolidated net income attributable to Kansas City Southern and subsidiaries of $502.6 million for the year ended December 31, 2014, compared to annual earnings of $3.18 per diluted share on consolidated net income attributable to Kansas City Southern and subsidiaries of $351.4 million for 2013. The increase is attributable to the $119.2 million of debt retirement costs recognized in 2013. In addition, consolidated net income increased due to higher operating income.
2015 Revenue Growth Considerations
The Company expects that its 2015 revenue growth rate will be in the mid-single digits, as revenue from volume growth, which is expected to grow at a rate similar to 2014, is expected to be partially offset by continued weakness in the value of the Mexican peso against the U.S. dollar and by lower fuel prices in the U.S. Based on the volume of KCSM’s revenue contracts that are denominated in Mexican pesos and the current outlook for the Mexican peso, the Company expects an approximate 1% unfavorable impact to the 2015 revenue growth rate. Additionally, based on the volume of fuel surcharges calculated using U.S. fuel prices and current fuel future rates, the Company expects an approximate a 2%-3% unfavorable impact to the 2015 revenue growth rate.
Reduced revenue growth resulting from continued weakness in the Mexican peso against the U.S. dollar is expected to be substantially offset by reduced expense growth for expense transactions denominated in Mexican pesos. Additionally, the Company expects reduced revenue growth resulting from lower fuel surcharges will be largely offset by reduced U.S. fuel expense growth. For most commodities, fuel surcharge is calculated using a fuel price from a prior time period that can be up to 60 days earlier. In a period of volatile fuel prices, changes in fuel surcharge and fuel expense may differ.

RESULTS OF OPERATIONS
Year Ended December 31, 2014, compared with the Year Ended December 31, 2013
The following summarizes KCS’s consolidated income statement components (in millions):

	2014	2013	Change
Revenues	$2,577.1	$2,369.3	$207.8
Operating expenses	1,768.0	1,630.7	137.3
Operating income	809.1	738.6	70.5
Equity in net earnings of unconsolidated affiliates	21.1	18.8	2.3
Interest expense	(72.8)	(80.6)	7.8
Debt retirement costs	(6.6)	(119.2)	112.6
Foreign exchange loss	(35.5)	(5.2)	(30.3)
Other expense, net	(2.2)	(0.8)	(1.4)
Income before income taxes	713.1	551.6	161.5
Income tax expense	208.8	198.3	10.5
Net income	504.3	353.3	151.0
Less: Net income attributable to noncontrolling interest	1.7	1.9	(0.2)
Net income attributable to Kansas City Southern and subsidiaries	$502.6	$351.4	$151.2

Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
Chemical and petroleum	$453.0	$426.7	6%	246.9	243.4	1%	$1,835	$1,753	5%
Industrial and consumer products	623.3	583.8	7%	347.4	337.8	3%	1,794	1,728	4%
Agriculture and minerals	446.6	383.9	16%	233.9	212.0	10%	1,909	1,811	5%
Energy	326.8	326.6	—	299.2	295.7	1%	1,092	1,104	(1%)
Intermodal	395.8	356.6	11%	1,019.6	965.6	6%	388	369	5%
Automotive	238.4	201.5	18%	127.1	110.3	15%	1,876	1,827	3%
Carload revenues, carloads and units	2,483.9	2,279.1	9%	2,274.1	2,164.8	5%	$1,092	$1,053	4%
Other revenue	93.2	90.2	3%
Total revenues (i)	$2,577.1	$2,369.3	9%

(i) Included in revenues:
Fuel surcharge	$334.7	$320.2
Freight revenues include revenue for transportation services and fuel surcharges. For the year ended December 31, 2014, revenues and carload/unit volumes increased 9% and 5%, respectively, compared to the prior year. Agriculture and minerals revenues increased $62.7 million for the year ended December 31, 2014, compared to the prior year, due to an increase of $57.4 million in grain revenues. During the first half of 2013, grain volumes and average length of haul were adversely affected as a result of the severe drought conditions experienced in the Midwest region of the United States during 2012. Revenue per carload/unit increased by 4% for the year ended December 31, 2014, compared to the prior year, due to positive pricing impacts.

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
The following discussion provides an analysis of revenues by commodity group:
Revenues by commodity
group for 2014

Chemical and petroleum. Revenues increased $26.3 million for the year ended December 31, 2014, compared to 2013, due to a 5% increase in revenue per carload/unit and a 1% increase in carload/unit volumes. Revenues increased due to positive pricing impacts in petroleum, plastics and chemicals.

Industrial and consumer products. Revenues increased $39.5 million for the year ended December 31, 2014, compared to 2013, due to a 4% increase in revenue per carload/unit and a 3% increase in carload/unit volumes. Metals and scrap revenues increased due to strong demand, positive pricing impacts and increased length of haul. Pulp and paper revenues increased due to positive pricing impacts.

Revenues by commodity
group for 2014

Agriculture and minerals. Revenues increased $62.7 million for the year ended December 31, 2014, compared to 2013, due to a 10% increase in carload/unit volumes and a 5% increase in revenue per carload/unit. Grain revenues increased $57.4 million, compared to 2013, as volumes and average length of haul were adversely affected in the first half of 2013 as a result of the severe drought conditions experienced in the Midwestern region of the United States during 2012. Record corn harvests in 2013 and 2014 also contributed to revenue growth.

Stone, Clay, & Glass, 6%
Ores & Minerals 5%
Food Products 31%
Grain 58%

Energy. Revenues increased $0.2 million for the year ended December 31, 2014, compared to 2013, due to a 1% increase in carload/unit volumes and a 1% decrease in revenue per carload/unit. The volume increase was due to strong frac sand demand driven by higher natural gas prices in the first half of the year and new drilling technologies. This increase was partially offset by volume decreases due to longer cycle times and connecting carrier fluidity in moving utility coal.

Frac Sand
19%
Crude Oil
7%
Coal &
Petroleum
Coke
13%
Utility
Coal
61%

Intermodal. Revenues increased $39.2 million for the year ended December 31, 2014, compared to 2013, due to a 6% increase in carload/unit volumes and a 5% increase in revenue per carload/unit. Volume growth was driven by conversion of cross border and domestic general commodity truck traffic to rail, and trans-Pacific imports via the Port of Lazaro Cardenas. Revenue per carload/unit increased as a result of positive pricing impacts and increased average length of haul.
Automotive. Revenues increased $36.9 million for the year ended December 31, 2014, compared to 2013, due to a 15% increase in carload/unit volumes and a 3% increase in revenue per carload/unit. Growth was driven by the opening of three automotive plants in Mexico and an increase in import/export volumes through the Port of Lazaro Cardenas. The increase in revenues was partially offset by the weakening of the Mexican peso against the U.S. dollar.

Operating Expenses
Operating expenses, as shown below (in millions), increased $137.3 million for the year ended December 31, 2014, when compared to 2013, due to higher carload/unit volumes and lease termination costs.

			Change
	2014	2013	Dollars	Percent
Compensation and benefits	$474.5	$441.6	$32.9	7%
Purchased services	245.2	217.6	27.6	13%
Fuel	415.9	389.6	26.3	7%
Equipment costs	119.2	160.5	(41.3)	(26%)
Depreciation and amortization	258.1	223.3	34.8	16%
Materials and other	216.8	198.1	18.7	9%
Lease termination costs	38.3	—	38.3	100%
Total operating expenses	$1,768.0	$1,630.7	$137.3	8%
Compensation and benefits. Compensation and benefits increased $32.9 million for the year ended December 31, 2014, compared to 2013, due to carload/unit volumes, higher headcount and annual salary rate increases, partially offset by the weakening of the Mexican peso against the U.S. dollar.
Purchased services. Purchased services increased $27.6 million for the year ended December 31, 2014, compared to 2013, due to carload/unit volumes, increases in track and equipment maintenance and corporate expenses.
Fuel. Fuel expense increased $26.3 million for the year ended December 31, 2014, compared to 2013, due to higher consumption. The average price per gallon, including the effects of the weakening of the Mexican peso against the U.S. dollar, was $3.03 in 2014, compared to $3.05 in 2013.
Equipment costs. Equipment costs decreased $41.3 million for the year ended December 31, 2014, compared to 2013, due to lower lease expense as a result of the purchase of equipment under existing operating leases and replacement equipment as certain operating leases expired. In addition, equipment costs decreased due to lower net car hire expense as a result of the increase in owned equipment.
Depreciation and amortization. Depreciation and amortization increased $34.8 million for the year ended December 31, 2014, compared to 2013, due to a larger asset base, including the purchase of equipment under existing operating leases and replacement equipment as certain operating leases expired.
Materials and other. Materials and other increased $18.7 million for the year ended December 31, 2014, compared to 2013, due to increases in casualty expense, materials and supplies expense, and employee expenses. In addition, the Company recognized a recovery from a legal dispute in the first quarter of 2013.
Lease termination costs. Lease termination costs were $38.3 million for the year ended December 31, 2014, due to the early termination of certain operating leases and the related purchase of the equipment. The Company did not incur lease termination costs during 2013.

Non-Operating Expenses
Equity in net earnings of unconsolidated affiliates. Equity in net earnings from unconsolidated affiliates increased $2.3 million for the year ended December 31, 2014, compared to 2013. Equity in earnings from the operations of Panama Canal Railway Company (“PCRC”) increased as PCRC’s volumes were adversely affected during the first half of 2013 as the movement of containers was either trucked or rerouted to other destinations as a result of delays caused by a system implementation at the Port of Balboa.

Interest expense. Interest expense decreased $7.8 million for the year ended December 31, 2014, compared to 2013, due to lower average interest rates as a result of the Company’s refinancing activities during 2013 and the utilization of the commercial paper program during 2014. These decreases were partially offset by higher average debt balances driven by financing incurred during 2013. The average interest rate for the year ended December 31, 2014 was 3.3%, compared to 4.2% in 2013. For the year ended December 31, 2014, the average debt and short-term borrowing balances were $2,174.7 million, compared to $1,852.3 million in 2013.
Debt retirement costs. Debt retirement costs were $6.6 million and $119.2 million for the years ended December 31, 2014 and 2013, respectively. The debt retirement costs include tender and call premiums, original issue discounts and the write-off of unamortized debt issuance costs associated with the Company’s various debt refinancing and redemption activities.
Foreign exchange gain (loss). For the years ended December 31, 2014 and 2013, foreign exchange loss was $35.5 million and $5.2 million, respectively. Foreign exchange gain (loss) includes the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos and the gain (loss) on foreign currency forward contracts.
For the years ended December 31, 2014 and 2013, the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos resulted in a foreign exchange loss of $7.6 million and $4.5 million, respectively.
The Company enters into foreign currency forward contracts to hedge its net exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar. For the years ended December 31, 2014 and 2013, foreign exchange loss on foreign currency forward contracts was $27.9 million and $0.7 million, respectively.
Other expense, net. Other expense, net, increased $1.4 million for the year ended December 31, 2014 compared to 2013, due to higher miscellaneous fees.
Income tax expense. Income tax expense increased $10.5 million for the year ended December 31, 2014, compared to 2013, due to higher pre-tax income, offset by a lower effective tax rate. The effective tax rate was 29.3% and 35.9% for the years ended December 31, 2014 and 2013, respectively. The decrease in the effective tax rate was primarily due to the significant weakening of the Mexican peso against the U.S. dollar in 2014. The Company enters into foreign currency forward contracts to hedge its net exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar, and gains (losses) on these foreign currency forward contracts are recorded in foreign exchange gain (loss). Further information on the components of the effective tax rates for the years ended December 31, 2014 and 2013, is presented in Note 11 to the Consolidated Financial Statements in Item 8.

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
Freight revenues include both revenue for transportation services and fuel surcharges. For the year ended December 31, 2013, revenues and carload/unit volumes increased 6% and 2%, respectively, compared to the prior year, driven by strong growth in intermodal, automotive and industrial and consumer products. Agriculture and minerals revenues decreased $16.6 million for the year ended December 31, 2013, due to a reduction of $12.3 million in grain revenues as the severe drought conditions experienced in the Midwestern region of the U.S. affected grain volumes in the second half of 2012 through the first half of 2013. Revenue per carload/unit increased by 3% for the year ended December 31, 2013, compared to the prior year, due to positive pricing impacts, fuel surcharge and the strengthening of the Mexican peso against the U.S. dollar, partially offset by commodity mix.
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
The following discussion provides an analysis of revenues by commodity group:
Revenues by commodity
group for 2013

Chemical and petroleum. Revenues increased $16.4 million for the year ended December 31, 2013, compared to 2012, due to a 5% increase in revenue per carload/unit, partially offset by a 1% decrease in carload/unit volumes. Revenues increased due to positive petroleum pricing impacts and higher demand for gases and chemicals used to manufacture glass and other industrial products. Petroleum volumes decreased in the second half of the year due to a customer’s temporary route change and increased reliance on hydro power in Mexico.

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

Operating Expenses
Operating expenses, as shown below (in millions), increased $108.0 million for the year ended December 31, 2013, when compared to 2012, due to the elimination of $43.0 million of deferred Mexican statutory profit sharing liability as a result of the organizational restructuring in 2012, higher fuel prices and depreciation and amortization expense and the strengthening of the Mexican peso against the U.S. dollar.

			Change
	2013	2012	Dollars	Percent
Compensation and benefits	$441.6	$430.5	$11.1	3%
Purchased services	217.6	219.8	(2.2)	(1%)
Fuel	389.6	359.6	30.0	8%
Equipment costs	160.5	167.1	(6.6)	(4%)
Depreciation and amortization	223.3	198.8	24.5	12%
Materials and other	198.1	189.9	8.2	4%
Elimination of deferred statutory profit sharing liability, net	—	(43.0)	43.0	100%
Total operating expenses	$1,630.7	$1,522.7	$108.0	7%
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
Interest expense. Interest expense decreased $19.8 million for the year ended December 31, 2013, compared to 2012, due to lower average interest rates as a result of the Company's refinancing activities, partially offset by an increase in average debt balances. For the year ended December 31, 2013, the average debt balance and average interest rate were $1,852.3 million and 4.2%, compared to $1,620.9 million and 6.0%, respectively, in 2012.
Debt retirement costs. Debt retirement costs were $119.2 million and $20.1 million for the years ended December 31, 2013, and 2012, respectively, related to the tender and call premiums, original issue discounts and write-off of unamortized debt issuance costs associated with the various debt refinancing and redemption activities.
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
The Company enters into foreign currency forward contracts to hedge its net exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar. For the year ended December 31, 2013, foreign exchange loss on foreign currency forward contracts was $0.7 million. The Company did not enter into foreign currency forward contracts in 2012.
Other expense, net. Other expense, net, decreased $0.2 million for the year ended December 31, 2013, compared to 2012, due to lower miscellaneous expense.
Income tax expense. Income tax expense decreased $38.7 million for the year ended December 31, 2013, compared to 2012, due to lower pre-tax income and a lower effective tax rate. The effective tax rate was 35.9% and 38.4% for the years ended December 31, 2013 and 2012, respectively. The decrease in the effective tax rate was due to a slight weakening of the Mexican peso against the U.S. dollar in 2013 compared to the strengthening of the Mexican peso against the U.S. dollar in 2012. These rates were also affected by the reversal in 2013 of a previously recognized benefit as a result of a court ruling, a reduction in 2012 of a deferred tax asset valuation allowance related to state net operating losses, and a higher rate of inflation in 2012. Further information on the components of the effective tax rates for the years ended December 31, 2013 and 2012, is presented in Note 11 to the Consolidated Financial Statements in Item 8.

LIQUIDITY AND CAPITAL RESOURCES
Overview
The Company focuses its cash and capital resources on investing in the business, shareholder returns and optimizing its capital structure.
The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to debt and equity capital markets, and other available financing resources will be sufficient to fund anticipated operating expenses, capital expenditures, debt service costs, dividends and other commitments in the foreseeable future. The Company may, from time to time, incur debt to refinance existing indebtedness, purchase equipment under operating leases, fund equipment additions or new investments.
In 2014, the Company invested $702.7 million in capital expenditures and purchased $300.7 million of equipment under existing operating leases and replacement equipment as certain operating leases expired. These purchases were primarily funded with a portion of the proceeds from the senior notes issued during the fourth quarter of 2013. As a result, the Company has increased the percentage of owned equipment from 31% at December 31, 2013 to 51% at December 31, 2014.

In January 2014, the Company amended its credit agreements to eliminate certain representations as a condition to borrowing under the KCSR and KCSM revolving facilities, provide for the prepayment of all outstanding term loans under the KCSR credit agreement on or before February 13, 2014, and increase the borrowing capacity under KCSR’s revolving credit facility to $450.0 million. The Company also established a $450.0 million commercial paper program for KCSR and a $200.0 million commercial paper program for KCSM. The Company’s revolving facilities will serve as a backstop for the commercial paper programs and these commercial paper programs generally serve as the Company’s primary means of short-term funding.
In February 2014, KCSM redeemed all of the remaining $62.8 million aggregate principal amount of the KCSM 8.0% senior notes using a portion of the proceeds from the KCSM floating rate senior unsecured notes due October 28, 2016, (the “Floating Rate Senior Notes”) issued in the fourth quarter of 2013. In addition, KCSR borrowed $175.0 million under the KCSR Revolving Facility and used the proceeds and cash on hand to repay the outstanding $245.3 million principal amount of the KCSR term loan. On February 14, 2014, KCSR repaid the outstanding $175.0 million principal amount of the KCSR Revolving Facility using proceeds received under the KCSR commercial paper program. As of December 31, 2014, $150.1 million was outstanding under the KCSR commercial paper program.
During the fourth quarter of 2014, the Company borrowed $300.0 million under a new credit agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd, which was used to reduce commercial paper borrowings and for general corporate purposes. The borrowings will be repaid in the first quarter 2015 using available cash.
The Company’s current financing instruments contain restrictive covenants which limit or preclude certain actions; however, the covenants are structured such that the Company has sufficient flexibility to conduct its operations. The Company was in compliance with all of its debt covenants as of December 31, 2014.
For discussion regarding the agreements representing the indebtedness of KCS, see “Note 9, Short-Term Borrowings” and “Note 10, Long-Term Debt” in the “Notes to the Consolidated Financial Statements” section of this annual report on Form 10-K.
During 2014, the Company’s Board of Directors declared quarterly cash dividends of $0.28 per share or $30.9 million on its common stock. On January 29, 2015, the Company’s Board of Directors declared a cash dividend of $0.33 per share payable on April 8, 2015, to common stockholders of record as of March 9, 2015. Subject to the discretion of the Board of Directors, capital availability and a determination that cash dividends continue to be in the best interest of its stockholders, the Company intends to pay a quarterly dividend on an ongoing basis.
On December 31, 2014, total available liquidity (the cash balance plus revolving credit facility availability) was $847.9 million, compared to available liquidity at December 31, 2013 of $829.5 million. As of December 31, 2014, the total cash and cash equivalents held outside of the U.S. in foreign subsidiaries was $313.3 million. This cash is available to fund company operations without incurring additional income taxes.
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

Cash Flow Information and Contractual Obligations
Summary cash flow data follows (in millions):

	2014	2013	2012
Cash flows provided by (used for):
Operating activities	$906.0	$798.3	$673.2
Investing activities	(982.9)	(833.3)	(551.9)
Financing activities	(4.6)	391.9	(121.1)
Net increase (decrease) in cash and cash equivalents	(81.5)	356.9	0.2
Cash and cash equivalents beginning of year	429.5	72.6	72.4
Cash and cash equivalents end of year	$348.0	$429.5	$72.6
During 2014, cash and cash equivalents decreased $81.5 million as a result of the purchase or replacement of certain equipment under existing leases and increased capital expenditures which were funded with borrowings incurred in 2013 and cash flows from operating activities. During 2013, cash and cash equivalents increased $356.9 million, due to an increase in borrowings that was used, in part, to fund the purchase or replacement of equipment under existing operating leases during 2013 and 2014.
Operating Cash Flows. Net operating cash flows for 2014 increased $107.7 million to $906.0 million due to increased net income and distributions from unconsolidated affiliates. Net operating cash flows for 2013 increased $125.1 million to $798.3 million due to increased net income and a decrease in cash used for working capital items, resulting mainly from the timing of certain payments and receipts.
Investing Cash Flows. Net investing cash outflows were $982.9 million and $833.3 million during 2014 and 2013, respectively. This $149.6 million increase was due to the purchase or replacement of equipment under operating leases and an increase in capital expenditures. Net investing cash outflows for 2013 increased $281.4 million as compared to 2012, primarily due to the purchase or replacement of equipment under operating leases and an increase in capital expenditures.
Financing Cash Flows. Financing cash inflows are generated from the issuance of long-term debt, commercial paper and proceeds from the issuance of common stock under employee stock plans. Financing cash outflows are used for the repayment of debt, short-term borrowings and the payment of dividends and debt costs. Financing cash flows for 2014, 2013, and 2012 are discussed in more detail below:

•
Net financing cash outflows for 2014 were $4.6 million due to the net repayment of $333.0 million of long term debt and the payment of $116.6 million of dividends, offset by the net proceeds of $448.6 million from short-term borrowings.

•
Net financing cash inflows for 2013 were $391.9 million due to the net proceeds of $575.2 million from long-term borrowings, offset by the payment of $117.8 million in debt costs and $71.2 million of dividends.

•	Net financing cash outflows for 2012 were $121.1 million due to the payment of dividends of $86.1 million, the net repayment of long-term debt of $46.3 million and $22.1 million in debt costs.

Contractual Obligations. The following table outlines the material obligations and commitments as of December 31, 2014 (in millions):

	Payments Due by Period				More than 5 years
	Total	Less Than 1 Year	1-3 Years	3-5 Years
Long-term debt and short-term borrowings (including interest and capital lease obligations) (i)	$3,211.8	$543.7	$426.9	$167.4	$2,073.8
Operating leases	365.7	74.5	124.9	67.8	98.5
Obligations due to uncertainty in income taxes	1.7	—	1.7	—	—
Capital expenditure obligations (ii)	504.4	156.3	316.0	32.1	—
Other contractual obligations (iii)	518.2	151.7	156.8	95.3	114.4
Total	$4,601.8	$926.2	$1,026.3	$362.6	$2,286.7
_____________________

(i)
For variable rate obligations, interest payments were calculated using the December 31, 2014 rate. For fixed rate obligations, interest payments were calculated based on the applicable rates and payment dates.

(ii)	Capital expenditure obligations include minimum capital expenditures under the KCSM Concession agreement and other regulatory requirements.

(iii)	Other contractual obligations include purchase commitments and certain maintenance agreements.
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
The Company is party to ten utilization leases covering 1,811 railcars where car hire revenue as defined in the lease agreements is shared between the lessor and the Company. The leases expire at various times through 2024. Amounts that may be due to lessors under these utilization leases vary from month to month based on car hire rental with the minimum monthly cost to the Company being zero. Accordingly, the utilization leases have been excluded from contractual obligations above.
The SCT requires KCSM to submit a five year capital expenditures plan every five years. The five year plan was submitted in 2012 for the years 2013 — 2017. KCSM expects to continue capital spending at current levels in future years and will continue to have capital expenditure obligations past 2017, which are not included in the table above.
Off-Balance Sheet Arrangements
On November 2, 2007, PCRC completed an offering of $100.0 million of 7.0% senior secured notes due November 1, 2026 (the “Notes”). The Notes are senior obligations of PCRC, secured by certain assets of PCRC. KCS has pledged its shares of PCRC as security for the Notes. The Notes are otherwise non-recourse to KCS. The Company has agreed, along with Mi-Jack Products, Inc. (“Mi-Jack”), the other 50% owner of PCRC, to each fund one-half of any debt service reserve and liquidity reserve (reserves which are required to be established by PCRC in connection with the issuance of the Notes). As of December 31, 2014, the Company’s portion of these reserves was $5.4 million. The Company has issued a standby letter of credit in the amount of $5.4 million to fund its share of these reserves.

Capital Expenditures
KCS has funded, and expects to continue to fund, capital expenditures with operating cash flows, short and long-term debt and equipment leases.
The following table summarizes capital expenditures by type for the years ended December 31, 2014, 2013, and 2012, respectively (in millions):

	2014	2013	2012
Roadway capital program	$311.1	$315.7	$332.4
Locomotives and freight cars	245.1	194.7	101.5
Capacity	93.0	63.1	25.9
Information technology	31.9	15.6	11.6
Other	21.6	10.0	28.4
Total capital expenditures (accrual basis)	702.7	599.1	499.8
Change in capital accruals	(34.5)	(4.3)	17.3
Total cash capital expenditures	$668.2	$594.8	$517.1

Purchase or replacement of equipment under operating leases
Locomotives	$76.3	$155.3	$—
Freight cars	224.4	57.9	22.9
Total purchase or replacement of equipment under operating leases (accrual basis)	300.7	213.2	22.9
Change in capital accruals	1.4	(1.4)	—
Total cash purchase or replacement of equipment under operating leases	$302.1	$211.8	$22.9
Generally, the Company’s capital program consists of capital replacement and equipment. For 2015, internally generated cash flows and short-term borrowings are expected to fund cash capital expenditures, which are currently estimated to be between $700.0 million and $720.0 million. In addition, the Company is continuously reviewing its equipment under operating leases. Any additional purchase or replacement of equipment under operating leases during 2015 is expected to be funded with internally generated cash flows, short and/or long-term debt.
Property Statistics
The following table summarizes certain property statistics as of December 31:

	2014	2013	2012
Track miles of rail installed	169	138	133
Cross ties installed (thousands)	880	929	997
Shelf Registration Statements and Public Securities Offerings
KCS has one current shelf registration statement on file with the SEC (the “Universal Shelf” — Registration No. 333-200411). The Universal Shelf was filed on November 20, 2014 in accordance with the securities offering reform rules of the SEC that allow “well-known seasoned issuers” to register an unspecified amount of different types of securities on an immediately effective Form S-3 registration statement. The Universal Shelf will expire on November 20, 2017.

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
Capitalization, Depreciation and Amortization of Property and Equipment (including Concession Assets)
Due to the highly capital intensive nature of the railroad industry, capitalization and depreciation of property and equipment are a substantial portion of the Company’s consolidated financial statements. Net property and equipment, including concession assets, comprised approximately 88% of the Company’s total assets as of December 31, 2014, and related depreciation and amortization comprised approximately 15% of total operating expenses for the year ended December 31, 2014.
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

Based on the above factors, as of December 31, 2014, the Company continues to believe that it is probable that the Concession will be renewed for an additional 50-year term beyond the current term.
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
The depreciation studies may also indicate that the recorded amount of accumulated depreciation is deficient or in excess of the amount indicated by the study. Any such deficiency or excess is amortized as a component of depreciation expense over the remaining useful lives of the affected asset class, as determined by the study. The Company also monitors these factors in non-study years to determine if adjustments should be made to depreciation rates. The Company completed depreciation studies for KCSM in 2014 and its U.S. based assets in 2012. The impacts of the studies were immaterial to the consolidated financial results for all periods.
Also under the group method of depreciation, the cost of railroad property and equipment (net of salvage or sales proceeds) retired or replaced in the normal course of business is charged to accumulated depreciation with no gain or loss recognized. Actual historical costs are retired when available, such as with equipment costs. The use of estimates in recording the retirement of roadway assets is necessary as it is impractical to track individual, homogeneous network-type assets. Certain types of roadway assets are retired using statistical curves derived from the depreciation studies that indicate the relative distribution of the age of the assets retired. For other roadway assets, historical costs are estimated by (1) deflating current costs using inflation indices published by the U.S. Bureau of Labor Statistics and (2) the estimated useful life of the assets as determined by the depreciation studies. The indices applied to the replacement value are selected because they closely correlate with the major costs of the items comprising the roadway assets. Because of the number of estimates inherent in the depreciation and retirement processes and because it is impossible to precisely estimate each of these variables until a group of assets is completely retired, the Company continually monitors the estimated useful lives of its assets and the accumulated depreciation associated with each asset group to ensure the depreciation rates are appropriate. Gains or losses on dispositions of land or non-group property and abnormal retirements of railroad property are recognized through income. A retirement of railroad property would be considered abnormal if the cause of the retirement is unusual in nature and its actual life is significantly shorter than what would be expected for that group based on the depreciation studies. An abnormal retirement could cause the Company to re-evaluate the estimated useful life of the impacted asset class. There were no significant gains or losses from abnormal retirements of property or equipment for any of the three years ended December 31, 2014.
Estimation of the average useful lives of assets and net salvage values requires management judgment. Estimated average useful lives may vary over time due to changes in physical use, technology, asset strategies and other factors that could have an impact on the retirement experience of the asset classes. Accordingly, changes in the assets’ estimated useful lives could significantly impact future periods’ depreciation expense. Depreciation and amortization expense for the year ended December 31, 2014 was $258.1 million. If the weighted average useful lives of assets were changed by one year, annual depreciation and amortization expense would change approximately $9.2 million.
Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value would be reduced to the estimated fair value. Future cash flow estimates for an impairment review would be based on the lowest level of identifiable cash flows, which are the Company’s U.S. and Mexican operations. During the years ended December 31, 2014 and 2013, management did not identify any indicators of impairment.
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
Personal injury claims are subject to a significant degree of uncertainty, especially estimates related to incurred but not reported personal injuries for which a party has yet to assert a claim. In deriving an estimate of the provision for personal injury claims, management must make assumptions related to substantially uncertain matters (injury severity, claimant age and legal jurisdiction). Changes in the assumptions used for actuarial studies could have a material effect on the estimate of the provision for personal injury claims. The most sensitive assumptions for personal injury accruals are the expected average cost per claim and the projected frequency rates for the number of claims that will ultimately result in payment. Management believes that the accounting estimate related to the liability for personal injuries claims is critical to KCS’s results of operations. See also Note 15 to the Consolidated Financial Statements in Item 8 of this Form 10-K.
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
Income tax expense related to Mexican operations has additional complexities such as the impact of exchange rate variations, which can have a significant impact on the effective income tax rate.
Management believes that the assumptions and estimates related to the provision for income taxes are critical to the Company’s results of operations. For the year ended December 31, 2014, income tax expense totaled $208.8 million. For every 1% change in the 2014 effective rate, income tax expense would have changed by approximately $7.1 million. For further information on the impact of foreign exchange fluctuation on income taxes, refer to Foreign Exchange Sensitivity in Item 7A.

OTHER MATTERS
Litigation. The Company is a party to various legal proceedings and administrative actions, all of which are of an ordinary, routine nature and incidental to its operations. Included in these proceedings are various tort claims brought by current and former employees for job related injuries and by third parties for injuries related to railroad operations. KCS aggressively defends these matters and has established liability provisions that management believes are adequate to cover expected costs. Although it is not possible to predict the outcome of any legal proceeding, in the opinion of the Company’s management, other than those proceedings described in Note 15 to the Consolidated Financial Statements in Item 8 of this Form 10-K, such proceedings and actions should not, individually, or in the aggregate, have a material adverse effect on the Company’s consolidated financial statements.
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
KCS utilizes various financial instruments that have certain inherent market risks. These instruments have not been entered into for trading purposes. The following information, together with information included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 8 to the Consolidated Financial Statements in Item 8 of this Form 10-K, describe the key aspects of certain financial instruments that have market risk to KCS.
Interest Rate Sensitivity. Floating-rate indebtedness includes commercial paper borrowings, revolving credit facilities, term loan facilities and floating rate senior notes, which totaled $400.1 million and $495.3 million at December 31, 2014 and 2013, respectively. Considering the balance of $400.1 million of variable rate debt at December 31, 2014, KCS is sensitive to fluctuations in interest rates. For example, a hypothetical 100 basis points increase in interest rates would result in additional interest expense of $4.0 million on an annualized basis for the floating-rate instruments issued by the Company as of December 31, 2014.
Based upon the borrowing rates available to KCS and its subsidiaries for indebtedness with similar terms and average maturities, the fair value of long-term debt was approximately $1,884.1 million and $2,082.9 million at December 31, 2014 and 2013, respectively, compared with a carrying value of $1,865.8 million and $2,188.9 million at December 31, 2014 and 2013, respectively.
Commodity Price Sensitivity. KCS periodically participates in diesel fuel purchase commitment and swap transactions. At December 31, 2014 and 2013, KCS did not have any outstanding fuel swap agreements. The Company also holds fuel inventories for use in operations. These inventories are not material to KCS’s overall financial position. Fuel costs are expected to reflect market conditions in 2015; however, fuel costs are unpredictable and subject to a variety of factors outside the Company’s control. Assuming annual consumption of 137 million gallons, a 10 cent change in the price per gallon of fuel would cause a $13.7 million change in operating expenses. KCS mitigates the impact of increased fuel costs through fuel surcharge revenues from customers; however, in a period of volatile fuel prices or changing customer business mix, changes in fuel expense and fuel surcharge may differ.
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
The Company has exposure to fluctuations in the value of the Mexican peso against the U.S. dollar due to its net monetary assets that are denominated in Mexican pesos. The Company had Ps.850.7 million of net monetary assets at December 31, 2014.
The following table presents an estimate of the impact to the consolidated statements of income that would result from a hypothetical one Mexican peso change in the exchange rate at December 31, 2014:

	Hypothetical Change in Exchange Rate	Amount of Gain (Loss)	Affected Line Item in the Consolidated Statements of Income
Net monetary assets denominated in Mexican pesos at December 31, 2014:
Ps.850.7 million	From Ps.14.7 to Ps.15.7	($3.7 million)	Foreign exchange gain (loss)
Ps.850.7 million	From Ps.14.7 to Ps.13.7	$4.2 million	Foreign exchange gain (loss)
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

The following table presents an estimate of the impact to the effective income tax rate and income tax expense that would result from a hypothetical one Mexican peso change in the exchange rate at December 31, 2014:

Hypothetical Change in Exchange Rate	Increase (Decrease) in Effective Income Tax Rate	Amount of Expense (Benefit)	Affected Line Item in the Consolidated Statements of Income
From Ps.14.7 to Ps.15.7	(2.1%)	($14.8 million)	Income tax expense
From Ps.14.7 to Ps.13.7	2.4%	$17.0 million	Income tax expense
The Company may enter into foreign currency derivative instruments to hedge its exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar. In December 2014, the Company entered into foreign currency forward contracts with an aggregate notional amount of $300.0 million. These contracts matured on January 15, 2015, and obligated the Company to purchase a total of Ps.4,364.7 million at a weighted-average exchange rate of Ps.14.55 to each U.S. dollar. During January 2015, the Company entered into offsetting contracts with an aggregate notional amount of $298.8 million. These offsetting contracts matured on January 15, 2015, and obligated the Company to sell a total of Ps.4,364.7 million at a weighted-average exchange rate of Ps.14.61 to each U.S. dollar.
In addition, during January 2015, the Company entered into foreign currency forward contracts with an aggregate notional amount of $300.0 million. These contracts mature on January 15, 2016 and obligate the Company to purchase a total of Ps.4,480.4 million at a weighted average exchange rate of Ps.14.93 to each U.S. dollar.
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
Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013) (commonly referred to as the COSO Framework). Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014, based on the criteria outlined in the COSO Framework.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report, which immediately follows this report.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Kansas City Southern:
We have audited Kansas City Southern’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Kansas City Southern maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kansas City Southern and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated January 30, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Kansas City, Missouri
January 30, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Kansas City Southern:
We have audited the accompanying consolidated balance sheets of Kansas City Southern and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kansas City Southern and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kansas City Southern’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 30, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Kansas City, Missouri
January 30, 2015

Kansas City Southern and Subsidiaries
Consolidated Statements of Income
Years Ended December 31,

	2014	2013	2012
	(In millions, except share and per share amounts)
Revenues	$2,577.1	$2,369.3	$2,238.6
Operating expenses:
Compensation and benefits	474.5	441.6	430.5
Purchased services	245.2	217.6	219.8
Fuel	415.9	389.6	359.6
Equipment costs	119.2	160.5	167.1
Depreciation and amortization	258.1	223.3	198.8
Materials and other	216.8	198.1	189.9
Lease termination costs	38.3	—	—
Elimination of deferred statutory profit sharing liability, net	—	—	(43.0)
Total operating expenses	1,768.0	1,630.7	1,522.7
Operating income	809.1	738.6	715.9
Equity in net earnings of unconsolidated affiliates	21.1	18.8	19.3
Interest expense	(72.8)	(80.6)	(100.4)
Debt retirement costs	(6.6)	(119.2)	(20.1)
Foreign exchange gain (loss)	(35.5)	(5.2)	2.7
Other expense, net	(2.2)	(0.8)	(1.0)
Income before income taxes	713.1	551.6	616.4
Income tax expense	208.8	198.3	237.0
Net income	504.3	353.3	379.4
Less: Net income attributable to noncontrolling interest	1.7	1.9	2.1
Net income attributable to Kansas City Southern and subsidiaries	502.6	351.4	377.3
Preferred stock dividends	0.2	0.2	0.2
Net income available to common stockholders	$502.4	$351.2	$377.1

Earnings per share:
Basic earnings per share	$4.56	$3.19	$3.44
Diluted earnings per share	$4.55	$3.18	$3.43

Average shares outstanding (in thousands):
Basic	110,163	109,973	109,712
Potentially dilutive common shares	270	367	368
Diluted	110,433	110,340	110,080

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31,

	2014	2013	2012
	(In millions)
Net income	$504.3	$353.3	$379.4
Other comprehensive income (loss):
Unrealized loss on cash flow hedges arising during the period, net of tax of $(0.1) million and $(0.6) million	—	(0.2)	(1.0)
Reclassification adjustment from cash flow hedges included in net income, net of tax of less than $0.1 million, $0.3 million and $0.3 million	0.1	0.7	0.4
Amortization of prior service credit, net of tax of $(0.1) million for all periods presented	(0.2)	(0.1)	(0.1)
Foreign currency translation adjustments, net of tax of $(0.7) million and $0.4 million	(1.1)	—	0.5
Other comprehensive income (loss)	(1.2)	0.4	(0.2)
Comprehensive income	503.1	353.7	379.2
Less: comprehensive income attributable to noncontrolling interest	1.7	1.9	2.1
Comprehensive income attributable to Kansas City Southern and subsidiaries	$501.4	$351.8	$377.1

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Balance Sheets
December 31,

	2014	2013
	(In millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$348.0	$429.5
Accounts receivable, net	181.6	198.3
Materials and supplies	111.0	121.3
Deferred income taxes	100.1	131.6
Other current assets	77.6	61.7
Total current assets	818.3	942.4
Investments	36.4	41.1
Property and equipment (including concession assets), net	7,154.7	6,356.3
Other assets	81.6	95.6
Total assets	$8,091.0	$7,435.4
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$24.8	$332.0
Short-term borrowings	450.1	—
Accounts payable and accrued liabilities	423.9	398.6
Total current liabilities	898.8	730.6
Long-term debt	1,841.0	1,856.9
Deferred income taxes	1,156.3	1,044.6
Other noncurrent liabilities and deferred credits	130.8	126.7
Total liabilities	4,026.9	3,758.8
Commitments and contingencies	—	—
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding	6.1	6.1
$.01 par, common stock, 400,000,000 shares authorized, 123,352,185 shares issued; 110,392,330 and 110,229,229 shares outstanding at December 31, 2014 and 2013, respectively	1.1	1.1
Additional paid-in capital	949.8	942.5
Retained earnings	2,801.7	2,422.9
Accumulated other comprehensive loss	(3.2)	(2.0)
Total stockholders’ equity	3,755.5	3,370.6
Noncontrolling interest	308.6	306.0
Total equity	4,064.1	3,676.6
Total liabilities and equity	$8,091.0	$7,435.4

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,

	2014	2013	2012
	(In millions)
Operating activities:
Net income	$504.3	$353.3	$379.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	258.1	223.3	198.8
Deferred income taxes	140.1	111.2	197.3
Equity in net earnings of unconsolidated affiliates	(21.1)	(18.8)	(19.3)
Share-based compensation	10.0	13.6	10.7
Excess tax benefit from share-based compensation	0.7	(4.2)	(31.5)
Elimination of deferred statutory profit sharing liability	—	—	(47.8)
Distributions from unconsolidated affiliates	25.5	12.5	19.8
Debt retirement costs	6.6	119.2	20.1
Changes in working capital items:
Accounts receivable	17.2	(14.4)	(21.5)
Materials and supplies	9.2	7.1	(9.3)
Other current assets	(10.0)	(1.8)	(15.1)
Accounts payable and accrued liabilities	(21.8)	0.3	(3.0)
Other, net	(12.8)	(3.0)	(5.4)
Net cash provided by operating activities	906.0	798.3	673.2
Investing activities:
Capital expenditures	(668.2)	(594.8)	(517.1)
Purchase or replacement of equipment under operating leases	(302.1)	(211.8)	(22.9)
Property investments in MSLLC	(26.7)	(31.6)	(35.2)
Proceeds from disposal of property	9.9	8.2	14.7
Other, net	4.2	(3.3)	8.6
Net cash used for investing activities	(982.9)	(833.3)	(551.9)
Financing activities:
Proceeds from short-term borrowings	15,368.8	—	—
Repayment of short-term borrowings	(14,920.2)	—	—
Proceeds from issuance of long-term debt	175.0	1,918.4	329.6
Repayment of long-term debt	(508.0)	(1,343.2)	(375.9)
Dividends paid	(116.6)	(71.2)	(86.1)
Debt costs	(4.9)	(117.8)	(22.1)
Excess tax benefit from share-based compensation	(0.7)	4.2	31.5
Proceeds from employee stock plans	2.0	1.5	1.9
Net cash provided by (used for) financing activities	(4.6)	391.9	(121.1)
Cash and cash equivalents:
Net increase (decrease) during each year	(81.5)	356.9	0.2
At beginning of year	429.5	72.6	72.4
At end of year	$348.0	$429.5	$72.6
Supplemental cash flow information
Non-cash investing and financing activities:
Capital expenditures and purchase or replacement of equipment under operating lease accrued but not yet paid at end of year	$83.2	$50.1	$44.4
Capital lease obligations incurred	9.1	—	13.8
Non-cash asset acquisitions	5.9	56.7	13.2
Dividends accrued but not yet paid at end of year	31.0	23.8	—
Cash payments:
Interest paid, net of amounts capitalized	$72.5	$84.1	$97.9
Income tax payments, net of refunds	62.9	99.2	1.9

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Changes in Equity

	$25 Par Preferred Stock	$.01 Par Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total

Balance at December 31, 2011	$6.1	$1.1	$884.2	$1,875.3	$(2.2)	$294.2	$3,058.7
Net income				377.3		2.1	379.4
Other comprehensive loss					(0.2)		(0.2)
Contributions from noncontrolling interest						7.8	7.8
Dividends on common stock ($0.78/share)				(85.9)			(85.9)
Dividends on $25 par preferred stock ($1.00/share)				(0.2)			(0.2)
Options exercised and stock subscribed, net of shares withheld for employee taxes			(1.1)				(1.1)
Excess tax benefit from share-based compensation			31.5				31.5
Share-based compensation			10.7				10.7
Balance at December 31, 2012	6.1	1.1	925.3	2,166.5	(2.4)	304.1	3,400.7
Net income				351.4		1.9	353.3
Other comprehensive income					0.4		0.4
Dividends on common stock ($0.86/share)				(94.8)			(94.8)
Dividends on $25 par preferred stock ($1.00/share)				(0.2)			(0.2)
Options exercised and stock subscribed, net of shares withheld for employee taxes			(0.6)				(0.6)
Excess tax benefit from share-based compensation			4.2				4.2
Share-based compensation			13.6				13.6
Balance at December 31, 2013	6.1	1.1	942.5	2,422.9	(2.0)	306.0	3,676.6
Net income				502.6		1.7	504.3
Other comprehensive loss					(1.2)		(1.2)
Contributions from noncontrolling interest						0.9	0.9
Dividends on common stock ($1.12/share)				(123.6)			(123.6)
Dividends on $25 par preferred stock ($1.00/share)				(0.2)			(0.2)
Options exercised and stock subscribed, net of shares withheld for employee taxes			(2.0)				(2.0)
Excess tax benefit from share-based compensation			(0.7)				(0.7)
Share-based compensation			10.0				10.0
Balance at December 31, 2014	$6.1	$1.1	$949.8	$2,801.7	$(3.2)	$308.6	$4,064.1

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

•
Meridian Speedway, LLC (“MSLLC”), a seventy percent-owned consolidated affiliate. MSLLC owns the former KCSR rail line between Meridian, Mississippi and Shreveport, Louisiana, which is the portion of the rail line between Dallas, Texas and Meridian known as the “Meridian Speedway”;

•	KCSM Servicios, S.A. de C.V. (“KCSM Servicios”), a wholly-owned consolidated subsidiary;
Including equity investments in:

•	Panama Canal Railway Company (“PCRC”), a fifty percent-owned unconsolidated affiliate;

•	Southern Capital Corporation, LLC (“Southern Capital”), a fifty percent-owned unconsolidated affiliate that owned and leased locomotives and other equipment;

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
Under the Concession and Mexican law, the Company may freely set rates unless the Mexican government determines that there is no effective competition. KCSM is required to register its rates with the Mexican government and to provide railroad services to all users on a fair and non-discriminatory basis and in accordance with efficiency and safety standards approved periodically by the Mexican government. In the event that rates charged are higher than the registered rates, KCSM must reimburse customers with interest, and risk the revocation of the Concession.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Mexican Railroad Services Law and regulations and the Concession establish several circumstances under which the Concession will terminate: revocation by the Mexican government, statutory appropriation, or KCSM’s voluntary surrender of its rights or liquidation or bankruptcy. The Concession requires the undertaking of capital projects, including those described in a business plan filed every five years with the Mexican government. KCSM submitted its five-year plan with the Mexican government in the fourth quarter of 2012 in which KCSM committed to certain minimum investment and capital improvement goals, which may be waived by the Mexican government upon application for relief for good cause. The Mexican government could also revoke KCSM’s exclusivity to render railroad services after 2027 if it determines that there is insufficient competition.
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
KCSM Servicios union employees are covered by one labor agreement, which was signed on April 16, 2012, between KCSM Servicios and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (“Mexican Railroad Union”), for an indefinite period of time, for the purpose of regulating the relationship between the parties. Approximately 80% of KCSM Servicios employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other benefits are subject to negotiation every two years. The union labor negotiations with the Mexican Railroad Union have not historically resulted in any strike, boycott or other disruption in KCSM’s business operations. On October 14, 2014, compensation terms covering the period from July 1, 2014 through June 30, 2015, were finalized between KCSM Servicios and the Mexican Railroad Union. The finalization of the compensation terms did not have a significant effect on the consolidated financial statements.

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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Use of Estimates. The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include those related to the recoverability and useful lives of assets, personal injury claims, litigation provisions and income taxes. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates.
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
Accounts Receivable, net. Accounts receivable are net of an allowance for uncollectible accounts as determined by historical experience and adjusted for economic uncertainties or known trends. Accounts are charged to the allowance when a customer enters bankruptcy, when an account has been transferred to a collection agent or submitted for legal action, or when a customer is significantly past due and all available means of collection have been exhausted. At December 31, 2014 and 2013, the allowance for doubtful accounts was $8.7 million and $7.5 million, respectively. For the years ended December 31, 2014, 2013 and 2012, bad debt expense was $0.4 million, $0.6 million and $1.3 million, respectively.
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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
The depreciation studies may also indicate that the recorded amount of accumulated depreciation is deficient or in excess of the amount indicated by the study. Any such deficiency or excess is amortized as a component of depreciation expense over the remaining useful lives of the affected asset class, as determined by the study. The Company also monitors these factors in non-study years to determine if adjustments should be made to depreciation rates. The Company completed depreciation studies for KCSM in 2014 and its U.S. based assets in 2012. The impacts of the studies were immaterial to the consolidated financial results for all periods.
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
Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value would be reduced to the estimated fair value. Future cash flow estimates for an impairment review would be based on the lowest level of identifiable cash flows, which are the Company’s U.S. and Mexican operations. During the years ended December 31, 2014 and 2013, management did not identify any indicators of impairment.
Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in business combinations. As of December 31, 2014 and 2013, the goodwill balance was $13.2 million, which is included in other assets in the consolidated balance sheets. Goodwill is not amortized, but is reviewed at least annually, or more frequently as indicators warrant, for impairment. An impairment loss would be recognized to the extent that the carrying amount exceeds the assets’ fair values. The Company performed its annual impairment review for goodwill as of November 30, 2014 and 2013, and concluded there was no impairment.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Fair Value of Financial Instruments. Non-financial assets and liabilities are recognized at fair value on a nonrecurring basis. These assets and liabilities are measured at fair value on an ongoing basis but are subject to recognition in the financial statements only in certain circumstances. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company determines the fair values of its financial instruments based on the fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy is broken down into three levels based upon the observability of inputs. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability.
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
Health and Welfare and Postemployment Benefits. The Company provides certain medical, life and other postemployment benefits to certain active employees and retirees. The Company uses actuaries to assist management in measuring the benefit obligation and cost based on the current plan provisions, employee demographics, and assumptions about financial and demographic factors affecting the probability, timing and amount of expected future benefit payments. Significant assumptions include the discount rate, rate of increase in compensation levels, and the health care cost trend rate. Actuarial gains and losses determined at the measurement date (December 31) are recognized immediately in the consolidated statements of income.
Share-Based Compensation. The Company accounts for all share-based compensation in accordance with fair value recognition provisions. Under this method, compensation expense is measured at grant date fair value net of estimated forfeitures, and is recognized over the requisite service period in which the award is earned.
The Company issues treasury stock to settle share-based awards. The Company does not intend to repurchase any shares in 2015 to provide shares to issue as share-based awards; however, management frequently evaluates the appropriateness of the level of shares outstanding.
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The Company has recognized a deferred tax asset, net of a valuation allowance, for net operating loss and tax credit carryovers. The Company projects sufficient future taxable income to realize the deferred tax asset recorded less the valuation allowance. These projections take into consideration assumptions about inflation rates, currency fluctuations, future income and future capital expenditures. If assumptions or actual conditions change, the deferred tax asset, net of the valuation allowance, will be adjusted to properly reflect the expected tax benefit.
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
The following table reconciles the basic earnings per share computation to the diluted earnings per share computation (in millions, except share and per share amounts):

	2014	2013	2012
Net income available to common stockholders for purposes of computing basic and diluted earnings per share	$502.4	$351.2	$377.1
Weighted-average number of shares outstanding (in thousands):
Basic shares	110,163	109,973	109,712
Effect of dilution	270	367	368
Diluted shares	110,433	110,340	110,080
Earnings per share:
Basic earnings per share	$4.56	$3.19	$3.44
Diluted earnings per share	$4.55	$3.18	$3.43

Potentially dilutive shares excluded from the calculation (in thousands):	2014	2013	2012
Stock options excluded as their inclusion would be anti-dilutive	57	57	—

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Note 4. Lease Termination Costs
During 2014, the Company purchased $300.7 million of equipment under existing operating leases and replacement equipment as certain operating leases expired. During 2014, the Company recognized $38.3 million of lease termination costs (included in operating expenses) due to the early termination of certain operating leases and the related purchase of the equipment. The Company did not incur lease termination costs during 2013 or 2012.

Note 5. Property and Equipment (including Concession Assets)
The following tables list the major categories of property and equipment, including concession assets, as well as the weighted-average composite depreciation rate for each category (in millions):

As of December 31, 2014	Cost	Accumulated Depreciation	Net Book Value	Depreciation Rates for 2014
Land	$216.8	$—	$216.8	N/A
Concession land rights	141.2	(22.3)	118.9	1.0%
Rail and other track material	1,707.6	(361.1)	1,346.5	1.9-3.2%
Ties	1,484.7	(312.6)	1,172.1	2.0-4.2%
Grading	839.6	(137.9)	701.7	1.0%
Bridges and tunnels	669.5	(123.8)	545.7	1.2%
Ballast	649.8	(170.0)	479.8	2.7-4.8%
Other (a)	943.5	(275.6)	667.9	3.1%
Total road property	6,294.7	(1,381.0)	4,913.7	2.8%
Locomotives	1,310.3	(238.3)	1,072.0	4.7%
Freight cars	610.6	(98.3)	512.3	5.3%
Other equipment	59.0	(18.5)	40.5	8.2%
Total equipment	1,979.9	(355.1)	1,624.8	5.0%
Technology and other	160.9	(121.9)	39.0	13.2%
Construction in progress	241.5	—	241.5	N/A
Total property and equipment (including concession assets)	$9,035.0	$(1,880.3)	$7,154.7	N/A
_____________

(a)	Other includes signals, buildings and other road assets.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

As of December 31, 2013	Cost	Accumulated Depreciation	Net Book Value	Depreciation Rates for 2013
Land	$216.4	$—	$216.4	N/A
Concession land rights	141.2	(20.9)	120.3	1.0%
Rail and other track material	1,617.8	(341.1)	1,276.7	1.8-3.1%
Ties	1,425.1	(303.7)	1,121.4	2.0-4.3%
Grading	829.6	(129.7)	699.9	1.1%
Bridges and tunnels	606.4	(116.5)	489.9	1.2%
Ballast	602.7	(155.2)	447.5	2.6-4.8%
Other (a)	874.1	(252.8)	621.3	2.9%
Total road property	5,955.7	(1,299.0)	4,656.7	2.7%
Locomotives	1,017.4	(193.2)	824.2	5.0%
Freight cars	362.2	(78.9)	283.3	3.9%
Other equipment	56.6	(14.1)	42.5	7.4%
Total equipment	1,436.2	(286.2)	1,150.0	4.8%
Technology and other	152.8	(111.3)	41.5	11.6%
Construction in progress	171.4	—	171.4	N/A
Total property and equipment (including concession assets)	$8,073.7	$(1,717.4)	$6,356.3	N/A
_____________

(a)	Other includes signals, buildings and other road assets.
Concession assets, net of accumulated amortization of $483.1 million and $444.1 million, totaled $2,007.6 million and $1,951.0 million at December 31, 2014 and 2013, respectively.
The Company capitalized $0.9 million, $1.1 million, and $0.9 million of interest for the years ended December 31, 2014, 2013, and 2012, respectively.
Depreciation and amortization of property and equipment (including concession assets) totaled $258.1 million, $223.3 million and $198.8 million, for 2014, 2013, and 2012, respectively.

Note 6. Other Balance Sheet Captions
Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities included the following items at December 31 (in millions):

	2014	2013
Accounts payable	$215.0	$200.5
Accrued wages and vacation	75.1	72.7
Derailments, personal injury and other claim provisions	42.4	47.9
Dividends payable	31.0	23.8
Income and other taxes	24.8	18.5
Other	35.6	35.2
Accounts payable and accrued liabilities	$423.9	$398.6

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Note 7. Fair Value Measurements
The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in Note 2 — “Significant Accounting Policies”. As of December 31, 2014, the Company’s derivative financial instruments are measured at fair value on a recurring basis and consist of foreign currency forward contract agreements, which are classified as Level 2 valuations. The Company determines the fair value of its derivative financial instrument positions based upon pricing models using inputs observed from actively quoted markets and also takes into consideration the contract terms as well as other inputs, including market currency exchange rates. The fair value of the foreign currency forward contract liabilities was $4.3 million as of December 31, 2014. There were no foreign currency forward contract agreements outstanding as of December 31, 2013.
The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings. The carrying value of the short-term financial instruments approximates their fair value.
The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $1,884.1 million and $2,082.9 million at December 31, 2014 and 2013, respectively. The carrying value was $1,865.8 million and $2,188.9 million at December 31, 2014 and 2013, respectively. If the Company’s debt were measured at fair value, the fair value measurements of the individual debt instruments would have been classified as either Level 1 or Level 2 in the fair value hierarchy.

Note 8. Derivative Instruments
In general, the Company enters into derivative transactions in certain situations based on management’s assessment of current market conditions and perceived risks. Management intends to respond to evolving business and market conditions and in doing so, may enter into such transactions as deemed appropriate.
Credit Risk. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages this risk by limiting its counterparties to large financial institutions which meet the Company’s credit rating standards and have an established banking relationship with the Company. As of December 31, 2014, the Company did not expect any losses as a result of default of its counterparties.
Foreign Currency Forward Contracts. The Company’s Mexican subsidiaries have net U.S. dollar-denominated liabilities (primarily debt) which, for Mexican income tax purposes, are subject to periodic revaluation based on changes in the value of the Mexican peso against the U.S. dollar. This revaluation creates fluctuations in the Company’s Mexican cash tax obligation and the effective income tax rate. The Company has entered into foreign currency forward contracts to hedge its exposure to this risk.
In the first quarter of 2014, the Company entered into foreign currency forward contracts with an aggregate notional amount of $345.0 million. These contracts matured on December 31, 2014, and obligated the Company to purchase a total of Ps.4,642.5 million at a weighted-average exchange rate of Ps.13.46 to each U.S. dollar. During October and December 2014, the Company entered into offsetting contracts with an aggregate notional amount of $30.0 million and $291.4 million, respectively. These offsetting contracts matured on December 31, 2014, and obligated the Company sell a total of Ps.403.7 million and Ps.4,238.8 million at a weighted-average exchange rate of Ps.13.46 and Ps.14.57 to each U.S. dollar, respectively.
In December 2014, the Company entered into additional foreign currency forward contracts with an aggregate notional amount of $300.0 million. These contracts matured on January 15, 2015 and obligated the Company to purchase a total of Ps.4,364.7 million at a weighted-average rate of Ps.14.55 to each U.S. dollar. During January 2015, the Company entered into offsetting contracts with an aggregate notional amount of $298.8 million. These offsetting contracts matured on January 15, 2015, and obligated the Company to sell a total of Ps.4,364.7 million at a weighted-average exchange rate of Ps.14.61 to each U.S. dollar.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

In the first half of 2013, the Company entered into foreign currency forward contracts with an aggregate notional amount of $325.0 million. These contracts matured on December 31, 2013, and obligated the Company to purchase a total of Ps.4,202.3 million at a weighted-average exchange rate of Ps.12.93 to each U.S. dollar. During December 2013, the Company entered into offsetting contracts with an aggregate notional amount of $324.3 million. These offsetting contracts matured on December 31, 2013, and obligated the Company sell a total of Ps.4,202.3 million at a weighted-average exchange rate of Ps.12.96 to each U.S. dollar.
In 2014 and 2013, the Company did not designate any of the foreign currency forward contracts as hedging instruments for accounting purposes, and the related net loss was recognized in foreign exchange gain (loss) within the consolidated statements of comprehensive income.
As of December 31, 2013, the Company had no outstanding foreign currency forward contracts.
The following table presents the fair value of derivative instruments included in the consolidated balance sheets (in millions):

	Derivative Liabilities
	Balance Sheet Location	December 31, 2014	December 31, 2013
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued liabilities	$4.3	$—
Total derivative liabilities		$4.3	$—
The following table presents the effects of derivative instruments on the consolidated statements of income for the years ended December 31 (in millions):

	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments:		2014	2013	2012
Foreign currency forward contracts	Foreign exchange gain (loss)	$(27.9)	$(0.7)	$—
Total		$(27.9)	$(0.7)	$—

Note 9. Short-Term Borrowings
Short-term borrowings at December 31 (in millions):

	2014	2013
Commercial paper	$150.1	$—
Other short-term borrowings	300.0	—
Total short-term borrowings	$450.1	$—

Commercial Paper. KCSR and KCSM’s commercial paper programs generally serve as the primary means of short-term funding. As of December 31, 2014, KCSR had $150.1 million of commercial paper outstanding at a weighted-average interest rate of 0.716% and KCSM had no commercial paper outstanding.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Short-Term Borrowing. On October 22, 2014, Kansas City Southern International Investments, S.A. de C.V. ("KCSII"), a wholly-owned subsidiary of the Company, KCSR, and certain other subsidiaries of the Company that guaranty KCSR’s Second Amended and Restated Credit Agreement dated as of November 21, 2012 (together with the Company and KCSR, the “Guarantors”), entered into a Credit Agreement dated as of October 22, 2014 (the "KCSII Credit Agreement") with The Bank of Tokyo-Mitsubishi UFJ, Ltd., as lender ("BTM"). Pursuant to the terms of the KCSII Credit Agreement, BTM agreed to extend credit in an aggregate principal amount of up to $300.0 million. KCSII borrowed $100.0 million on October 22, 2014, and borrowed an additional $200.0 million on December 15, 2014. The loans bear interest at weighted average rate of 1.49%. Repayment of each loan is due 90 days after each borrowing date of such loan, and each loan may be prepaid by KCSII with the prior written consent of the Lender. The proceeds of these loans were used to reduce commercial paper borrowings and for general corporate purposes. On January 22, 2015, KCSII repaid $100.0 million of this borrowing using available cash.

Note 10. Long-Term Debt
Long-term debt at December 31 (in millions):

	2014	2013
KCSR
Revolving credit facility, variable interest rate, due 2017	$—	$—
Term loan	—	245.3
4.30% senior notes, due 2043	446.0	445.9
3.85% senior notes, due 2023	199.8	199.7
RRIF loan, 2.96%, due serially to 2037	50.4	52.0
Capital lease obligations, due serially to 2019	8.2	9.8
Other debt obligations	0.2	0.4
Tex-Mex
RRIF loan, 4.29%, due serially to 2030	37.8	39.4
KCSM
Revolving credit facility, variable interest rate, due 2017	—	—
8.0% senior notes, due 2018	—	62.3
2.35% senior notes, due 2020	274.7	274.7
3.0% senior notes, due 2023	448.4	448.2
Floating rate senior notes, variable interest rate, 0.9331% at December 31, 2014, due 2016	250.0	250.0
5.737% financing agreement, due 2023	39.2	43.8
6.195% financing agreement, due 2023	30.4	33.9
9.310% loan agreements, due 2020	66.9	74.6
Capital lease obligations, due serially to 2024	13.6	7.4
Other debt obligations	—	1.3
KCS
Other debt obligations	0.2	0.2
Total	1,865.8	2,188.9
Less: Debt due within one year	24.8	332.0
Long-term debt	$1,841.0	$1,856.9

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

KCSR Debt
Revolving Credit Facility and Term Loans. On January 30, 2014, the Company, KCSR and certain other subsidiaries of the Company that guaranty the KCSR credit agreement entered into an amendment to the KCSR credit agreement which eliminated certain representations as a condition to borrowing under the revolving credit facility (the “KCSR Revolving Facility”), provided for the prepayment of all outstanding term loans (the “Term Loan”) under the KCSR credit agreement on or before February 13, 2014, and increased the borrowing capacity under the KCSR Revolving Facility to $450.0 million. In addition, on January 30, 2014, the Company and KCSR, entered into agreements to establish a $450.0 million commercial paper program for KCSR (the “KCSR Commercial Paper Program”). The KCSR Revolving Facility serves as a backstop for the KCSR Commercial Paper Program, which generally serves as KCSR’s primary means of short-term funding.

KCSR’s credit agreement also consists of a letter of credit facility of $25.0 million (the “Letter of Credit Facility”) and a swing line facility of up to $15.0 million (the “Swing Line Facility”). The Letter of Credit Facility and the Swing Line Facility each constitute usage under the Revolving Facility.
In addition, KCSR’s credit agreement consisted of a $300.0 million term loan credit facility (“Term Loan Facility”) and a $275.0 million term loan A-2 credit facility (“Term Loan A-2”). On April 29, 2013, KCSR repaid the outstanding $277.5 million principal amount of the Term Loan Facility using a portion of the net proceeds from the issuance of $450.0 million principal amount of the 4.30% senior unsecured notes due May 15, 2043 (the “4.30% Senior Notes”). On February 7, 2014, KCSR borrowed $175.0 million under the KCSR Revolving Facility and used the proceeds and cash on hand to repay the outstanding $245.3 million principal amount of the KCSR Term Loan A-2. On February 14, 2014, KCSR repaid the outstanding $175.0 million principal amount of the KCSR Revolving Facility using proceeds received under the KCSR Commercial Paper Program.

The KCSR credit agreement is guaranteed by KCS, together with KCSR and certain subsidiaries named therein as guarantors (the “Subsidiary Guarantors”) and matures on November 15, 2017. Under the KCSR credit agreement, in the event that KCSR’s senior unsecured debt ratings would fall below investment grade at all three primary rating agencies, collateral would be re-pledged and the facilities would revert to secured obligations. In addition, in the event that KCSR achieves a senior unsecured debt rating of BBB/Baa2 or higher by at least two of the three primary rating agencies, the floating interest rates paid on the KCSR Revolving Facility would thereafter be determined by KCSR’s senior unsecured credit rating rather than by KCSR’s leverage ratio. Depending on KCSR’s credit rating during the life of the KCSR credit agreement, the margin KCSR would pay above the London Interbank Offered Rate (“LIBOR”) at any point would be equal to or lower than 1.50%.
The KCSR credit agreement also contains representations, warranties, covenants and events of default that are customary for credit agreements of this type. The occurrence of an event of default could result in the acceleration of the repayment of any outstanding principal balance of the Revolving Facility and KCSR Commercial Paper Program.
As of December 31, 2014 and 2013, KCSR had $299.9 million and $200.0 million available under the Revolving Facility, respectively, with no outstanding borrowings.
4.30% Senior Notes. On April 29, 2013, KCSR issued the 4.30% Senior Notes due May 15, 2043, which bear interest semiannually at a fixed annual rate of 4.30%. The 4.30% Senior Notes were issued at a discount to par value, resulting in a $4.1 million discount and a yield to maturity of 4.355%. The net proceeds from the offering were used to fund the prepayment of the Term Loan Facility, to finance the purchase of certain leased equipment and for other general corporate purposes. The 4.30% Senior Notes are redeemable at KCSR’s option, in whole or in part, prior to November 15, 2042, by paying the greater of either (i) 100% of the principal amount of the 4.30% Senior Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the then-current U.S. Treasury rate plus 25 basis points, plus accrued interest to but excluding the redemption date. On or after November 15, 2042, the 4.30% Senior Notes may be redeemed at KCSR’s option, in whole or in part, at any time at a redemption price equal to 100% of the principal amount, plus any accrued and unpaid interest.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

3.85% Senior Notes. On October 29, 2013, KCSR issued $200.0 million principal amount of 3.85% senior unsecured notes due November 15, 2023 (the “3.85% Senior Notes), which bear interest semiannually at a fixed annual rate of 3.85%. The 3.85% senior notes were issued at a discount to par value, resulting in a $0.3 million discount and a yield to maturity of 3.866%. The net proceeds from the offering were used to finance the purchase of equipment under existing operating leases and replacement equipment as certain operating leases expired, and pay all fees and expenses incurred in connection with the 3.85% Senior Notes offering. Any net proceeds not used for those purposes were used for general corporate purposes. The 3.85% Senior Notes are redeemable at KCSR’s option, in whole or in part, prior to August 15, 2023, by paying the greater of either (i) 100% of the principal amount of the 3.85% Senior Notes to redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the then-current U.S. Treasury rate plus 20 basis points, plus accrued interest to but excluding the redemption date. On or after August 15, 2023, the 3.85% Senior Notes may be redeemed at KCSR’s option, in whole or in part, at any time at a redemption price equal to 100% of the principal amount, plus any accrued and unpaid interest.
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

KCSM Debt
Revolving Credit Facility. KCSM’s amended and restated credit agreement consists of an unsecured revolving credit facility up to $200.0 million (the “KCSM Revolving Facility”), a letter of credit facility up to $15.0 million (the “KCSM letter of Credit Facility”), and a swing line facility up to $15.0 million (the “KCSM Swing Line Facility”). The KCSM Letter of Credit Facility and the KCSM Swing Line Facility each constitute usage under the KCSM Revolving Facility. The KCSM credit agreement matures on November 15, 2017.

On January 30, 2014, KCSM and certain subsidiaries of KCSM that guaranty the KCSM credit agreement entered into an amendment to the KCSM credit agreement which eliminated certain representations as a condition to borrowing under the KCSM Revolving Facility and provided for same-day availability of borrowed funds if desired by KCSM. Also on January 30, 2014, KCSM entered into agreements to establish a $200.0 million commercial paper program for KCSM (the “KCSM Commercial Paper Program”). The KCSM Revolving Facility serves as a backstop for the KCSM Commercial Paper Program, which generally serves as KCSM’s primary means of short-term funding.
KCSM and certain of its subsidiaries have agreed to subordinate payment of certain intercompany debt, certain KCSM subsidiaries guaranteed repayment of the amounts due under the KCSM credit agreement (up to the amount permitted by KCSM’s outstanding indentures) and certain equity interests as defined in the KCSM credit agreement were pledged to secure obligations under the KCSM credit agreement.
Under KCSM’s credit agreement, in the event that KCSM’s senior unsecured debt ratings were subsequently to fall below investment grade at all three primary rating agencies, collateral would be re-pledged and the facility would revert to a secured obligation. In addition, in the event that KCSM achieved a senior unsecured debt rating of BBB/Baa2 or higher by at least two of the three primary rating agencies, the floating interest rates paid on the KCSM credit agreement would thereafter be determined by KCSM’s senior unsecured credit rating rather than by KCSM’s leverage ratio. Depending on KCSM’s credit rating during the life of the KCSM credit agreement, the margin KCSM would pay above the LIBOR at any point would be equal to or lower than 1.75%.
The KCSM credit agreement contains representations, warranties, covenants and events of default that are customary for credit agreements of this type. The occurrence of an event of default could result in the acceleration of the repayment of any outstanding principal balance of the KCSM Revolving Facility.
As of December 31, 2014 and 2013, KCSM had no amount outstanding under the KCSM Revolving Facility.
KCSM 8.0% Senior Notes. On January 22, 2010, KCSM issued $300.0 million principal amount of 8.0% senior unsecured notes due February 1, 2018 (the “KCSM 8.0% Senior Notes”), which bore interest semiannually at a fixed annual rate of 8.0%.
Through May 8, 2013, KCSM purchased $237.2 million principal amount of the tendered KCSM 8.0% Senior Notes, $181.0 million principal amount of the tendered 6 5/8% senior unsecured notes due December 15, 2020 and $149.7 million principal amount of the tendered 6 1/8% senior unsecured notes due June 15, 2021 (collectively, the “KCSM Senior Notes Tendered”), in accordance with the terms and conditions of the tender offer using a portion of the proceeds received from the issuance of $275.0 million principal amount of 2.35% senior unsecured notes due May 15, 2020 (the “2.35% Senior Notes”) and $450.0 million principal amount of 3.0% senior unsecured notes due May 15, 2023 (the “3.0% Senior Notes”).
On February 3, 2014, KCSM redeemed all of the remaining $62.8 million aggregate principal amount of the KCSM 8.0% Senior Notes, at a redemption price (expressed as a percentage of principal amount) of 104%, using a portion of the proceeds from the issuance of $250.0 million principal amount KCSM floating rate senior unsecured notes due October 28, 2016 (the “Floating Rate Senior Notes”), issued in the fourth quarter of 2013.
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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
Floating Rate Senior Notes. On October 29, 2013, KCSM issued the Floating Rate Senior Notes due October 28, 2016, which bear interest quarterly at a rate equal to the three-month U.S. dollar LIBOR plus 70 basis points per annum. KCSM used the net proceeds from the issuance of the Floating Rate Senior Notes to pay fees and expenses related to the issuance of the Floating Rate Senior Notes and redeem the outstanding $29.4 million principal amount of the 6 1/8% Senior Notes. In addition, the Company used the remaining net proceeds to redeem the outstanding $62.8 million principal amount of the KCSM 8.0% Senior Notes during the first quarter of 2014 and to finance the purchase of equipment under existing operating leases and replacement equipment as certain operating leases expired. Any net proceeds not used for these purposes were used for general corporate purposes. The notes are redeemable, in whole but not in part, at KCSM’s option at any time at a redemption price of 100% of their principal amount, plus any accrued unpaid interest in the event of certain changes in the Mexican withholding tax rate.
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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
Debt Covenants Compliance
The Company was in compliance with all of its debt covenants as of December 31, 2014.
Other Debt Provisions
Change in Control Provisions. Certain loan agreements and debt instruments entered into or guaranteed by the Company and its subsidiaries provide for default in the event of a specified change in control of the Company or particular subsidiaries of the Company.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Leases and Debt Maturities
The Company leases transportation equipment, as well as office and other operating facilities, under various capital and operating leases. Rental expenses under operating leases were $76.4 million, $106.7 million, and $108.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. Operating leases that contain scheduled rent adjustments are recognized on a straight-line basis over the term of the lease. Contingent rentals and sublease rentals were not significant. Minimum annual payments and present value thereof under existing capital leases, other debt maturities and minimum annual rental commitments under non-cancelable operating leases are as follows (in millions):

	Long- Term Debt	Capital Leases			Total Debt
Years		Minimum Lease Payments	Less Interest	Net Present Value		Operating Leases	Total
2015	$20.0	$6.8	$2.0	$4.8	$24.8	$74.5	$99.3
2016	270.8	6.3	1.7	4.6	275.4	67.6	343.0
2017	22.0	4.0	1.3	2.7	24.7	57.3	82.0
2018	35.2	3.9	1.1	2.8	38.0	37.3	75.3
2019	15.5	2.7	0.8	1.9	17.4	30.5	47.9
Thereafter	1,480.5	6.7	1.7	5.0	1,485.5	98.5	1,584.0
Total	$1,844.0	$30.4	$8.6	$21.8	$1,865.8	$365.7	$2,231.5

In the normal course of business, the Company enters into long-term contractual requirements for future goods and services needed for the operations of the business. Such commitments are not in excess of expected requirements and are not reasonably likely to result in performance penalties or payments that would have a material adverse effect on the Company’s liquidity.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Note 11. Income Taxes
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
Tax Expense. Income tax expense consists of the following components (in millions):

	2014	2013	2012
Current:
Federal	$(2.5)	$6.0	$2.8
State and local	1.2	1.9	0.7
Foreign	70.0	79.2	36.2
Total current	68.7	87.1	39.7
Deferred:
Federal	112.6	99.0	99.2
State and local	16.9	11.9	(7.4)
Foreign	10.6	0.3	105.5
Total deferred	140.1	111.2	197.3
Total income tax expense	$208.8	$198.3	$237.0
Income before income taxes consists of the following (in millions):

	2014	2013	2012
Income before income taxes:
U.S.	$341.8	$319.2	$282.8
Foreign	371.3	232.4	333.6
Total income before income taxes	$713.1	$551.6	$616.4

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities follow at December 31 (in millions):

	2014	2013
Assets:
Loss carryovers	$52.2	$52.6
Reserves not currently deductible for tax	94.5	91.2
Other	69.3	64.6
Gross deferred tax assets before valuation allowance	216.0	208.4
Valuation allowance	(0.9)	(2.7)
Net deferred tax assets	215.1	205.7
Liabilities:
Property	(1,194.7)	(1,044.6)
Investments	(68.2)	(66.3)
Other	(8.4)	(7.8)
Gross deferred tax liabilities	(1,271.3)	(1,118.7)
Net deferred tax liability	$(1,056.2)	$(913.0)
Tax Rates. Differences between the Company’s effective income tax rate and the U.S. federal statutory income tax rate of 35% follow (in millions):

	2014		2013		2012
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Income tax expense using the statutory rate in effect	$249.6	35.0%	$193.1	35.0%	$215.7	35.0%
Tax effect of:
Difference between U.S. and foreign tax rate	(23.0)	(3.2%)	(15.4)	(2.8%)	(18.4)	(3.0%)
Foreign exchange and inflation adjustments (i)	(25.6)	(3.6%)	4.7	0.8%	42.3	6.9%
State and local income tax provision, net	11.7	1.6%	8.9	1.6%	8.4	1.3%
Change in valuation allowances	(1.8)	(0.3%)	(0.9)	(0.2%)	(11.2)	(1.8%)
Other, net	(2.1)	(0.2%)	7.9	1.5%	0.2	—
Income tax expense	$208.8	29.3%	$198.3	35.9%	$237.0	38.4%
_____________________

(i)
Mexican income taxes are paid in Mexican pesos, and as a result, the effective income tax rate reflects fluctuations in the value of the Mexican peso against the U.S. dollar. Most significantly, any gain or loss from the revaluation of net U.S. dollar-denominated monetary liabilities (primarily debt) into Mexican pesos is included in Mexican taxable income under Mexican tax law. As a result, a strengthening of the Mexican peso against the U.S. dollar for the reporting period will generally increase the Mexican cash tax obligation and the effective income tax rate, and a weakening of the Mexican peso against the U.S. dollar for the reporting period will generally decrease the Mexican cash tax obligation and the effective tax rate. To hedge its exposure to this risk, during 2014 and 2013 the Company entered into foreign currency forward contracts, which are measured at fair value each period and any change in fair value is recognized in foreign exchange gain (loss) within the consolidated statements of income. Refer to Note 8 Derivative Instruments for further information.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Difference Attributable to Foreign Investments. At December 31, 2014, the Company’s book basis exceeded the tax basis of its foreign investments by $1,593.9 million. The Company has not provided a deferred income tax liability for the income taxes, if any, which might become payable on the realization of this basis difference because the Company intends to indefinitely reinvest in foreign investments the operating earnings which gave rise to the basis differential or remit the earnings in tax-free transactions. Moreover, the Company has no other plans to realize this basis differential by a sale of its interests in foreign investments. If the earnings were to be remitted in a taxable transaction, as of December 31, 2014, the Company would incur gross federal income taxes of $557.9 million which would be partially offset by foreign tax credits.
Changes in Tax Law. On December 11, 2013, changes to the Mexican Federal Income Tax Law were approved eliminating the statutory income tax rate reduction to 29% for 2014 and 28% for 2015 and thereafter, and leaving the existing 30% statutory income tax rate in effect for future years. Additionally, the Entrepreneurial Tax of Unique Rate (referred to by its Spanish acronym, IETU or Flat Tax) was repealed as of January 1, 2014. The Company's deferred income tax assets and liabilities as of December 31, 2013 were revalued using the rates expected to be in effect when the underlying temporary differences are expected to reverse. The change in tax law did not have a material impact to the consolidated financial statements.
Tax Carryovers. The Company has both U.S. federal and state net operating losses which are carried forward 20 years for federal tax purposes and from 5 to 20 years for state tax purposes. Both the federal and state loss carryovers are analyzed each year to determine the likelihood of realization. The U.S. federal loss carryover at December 31, 2014, was $32.8 million and if not used, would begin to expire in 2023. The consolidated financial statements do not reflect $8.9 million of federal loss carryovers due to a limitation on recognized excess tax benefits related to share based compensation until they are used to reduce current taxes payable at which point will be recognized as an increase to additional paid in capital. In addition, the Company has $37.3 million of tax credit carryovers consisting primarily of $31.7 million of track maintenance credits which, if not used, will begin to expire in 2024.
The state loss carryovers arise from both combined and separate tax filings from as early as 1999. The loss carryovers may expire as early as December 31, 2015 and as late as December 31, 2034. The state loss carryover at December 31, 2014, was $472.5 million.
The Mexico federal loss carryovers at December 31, 2014, were $83.5 million and, if not used, will begin to expire in 2019. A deferred tax asset was recorded in prior periods for the expected future tax benefit of these losses which will be carried forward to reduce only Mexican income tax payable in future years. A deferred tax asset is also recorded for an asset tax credit carryover in the amount of $5.7 million, which, if not used, will begin to expire in 2017.
The valuation allowance for deferred tax assets as of December 31, 2014 and 2013, was $0.9 million and $2.7 million, respectively.
The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of valuation allowances, related to loss carryovers and tax credits.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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

	2014	2013
Balance at January 1,	$3.5	$3.6
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	(1.8)	(0.1)
Balance at December 31,	$1.7	$3.5
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
Tax Contingencies. Tax returns filed in the U.S. for periods after 2010 and in Mexico for periods after 2008 remain open to examination by the taxing authorities. In 2014, the Internal Revenue Service (“IRS”) initiated an examination on the 2011 and 2012 U.S. federal tax returns. This examination was completed and settled in the fourth quarter of 2014 with an immaterial impact to the consolidated financial statements. The Servicio de Administración Tributaria (the “SAT”), the Mexican equivalent of the IRS, is currently examining the KCSM 2009 and 2010 tax returns and the KCSM Servicios 2012 tax return. In the fourth quarter of 2014, the 2007 KCSM examination was completed without adjustment. The Company is litigating a Value Added Tax (“VAT”) audit assessment from the SAT for KCSM for the year ended December 31, 2005. The Company believes it is more likely than not that it will prevail in challenging the KCSM 2005 assessment. While the outcome of this matter cannot be predicted with certainty, the Company does not believe, when resolved, that this dispute will have a material effect on its consolidated financial statements. However, an unexpected adverse resolution could have a material effect on the consolidated financial statements in a particular quarter or fiscal year.
NAFTA Rail, S. de R.L. de C.V. (NAFTA), a wholly-owned subsidiary of KCS, recorded a receivable from the SAT for VAT paid by NAFTA in connection with NAFTA’s purchase of locomotives. NAFTA subsequently collected VAT in connection with leasing these locomotives, and offset the resulting VAT payable against the existing VAT receivable. The SAT issued a resolution in 2013 which denied this offset, and assessed payment. NAFTA litigated this resolution and in January 2015 a Mexican tax court issued a favorable ruling by dismissing the SAT resolution. The SAT has the right to appeal this tax court decision. An adverse resolution could result in the determination that approximately $13.4 million of VAT receivable recorded by NAFTA is not recoverable.
KCSM has not historically assessed VAT on international import transportation services provided to its customers based on a written ruling that KCSM obtained from the SAT in 2008 stating that such services were exempt from VAT (the “2008 Ruling”). Notwithstanding the 2008 Ruling, in December 2013, the SAT unofficially informed KCSM of an intended implementation of new criteria effective as of January 1, 2014, pursuant to which VAT would be assessed on all international import transportation services on the portion of the services provided within Mexico. Additionally, in November 2013, the SAT filed an action to nullify the 2008 Ruling, potentially exposing the application of the new criteria to open tax years. In February 2014, KCSM filed an action opposing the SAT’s nullification action. While the SAT’s unofficial communication to KCSM is not enforceable and the 2008 Ruling continues to be in effect, KCSM notified its customers in December 2013 of the potential assessment of VAT on international import transportation services; however, implementation of any VAT assessment will depend on future developments and any guidance published by the SAT. Due to the pass-through nature of VAT assessed on

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

services provided to customers, the Company does not believe any ultimate requirement to assess VAT on international import transportation services will have a significant effect on its consolidated financial statements. However, unexpected adverse implementation criteria imposed by the SAT for open tax years could have a material effect on the consolidated financial statements of the Company in a particular quarter or fiscal year.

Note 12. Stockholders’ Equity
Information regarding the Company’s capital stock at December 31 follows:

	Shares Authorized		Shares Issued
	2014	2013	2014	2013
$25 par, 4% noncumulative, preferred stock	840,000	840,000	649,736	649,736
$1 par, preferred stock	2,000,000	2,000,000	—	—
$.01 par, common stock	400,000,000	400,000,000	123,352,185	123,352,185
Shares outstanding at December 31:

	2014	2013
$25 par, 4% noncumulative, preferred stock	242,170	242,170
$.01 par, common stock	110,392,330	110,229,229
Treasury Stock. Shares of common stock in Treasury and related activity follow:

	2014	2013	2012
Balance at beginning of year	13,122,956	13,220,832	13,441,328
Shares issued to fund stock option exercises	(46,100)	(54,209)	(141,728)
Employee stock purchase plan shares issued	(33,402)	(42,391)	(44,319)
Nonvested shares issued	(121,865)	(5,723)	(56,136)
Nonvested shares forfeited	38,266	4,447	21,687
Balance at end of year	12,959,855	13,122,956	13,220,832

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
The Company and certain of its subsidiaries have established trusts to provide for the funding of corporate commitments and entitlements of officers, directors, employees and others in the event of a specified change in control of the Company or subsidiary. Assets held in such trusts on December 31, 2014 and 2013, were not material. Depending upon the circumstances at the time of any such change in control, the most significant of which would be the price paid for KCS common stock by a party seeking to control the Company, funding of the Company’s trusts could be substantial.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Accumulated Other Comprehensive Loss. The following table summarizes the changes in the after-tax balances of each component of accumulated other comprehensive income (loss) (in millions):

	Postemployment Benefits	Foreign Currency Translation Adjustment	Unrealized Loss on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$0.4	$(2.2)	$(0.6)	$(2.4)
Other comprehensive loss before reclassifications	—	—	(0.2)	(0.2)
Amounts reclassified from accumulated other comprehensive loss	(0.1)	—	0.7	0.6
Net current-period other comprehensive income (loss)	(0.1)	—	0.5	0.4
Balance at December 31, 2013	0.3	(2.2)	(0.1)	(2.0)
Other comprehensive loss before reclassifications	—	(1.1)	—	(1.1)
Amounts reclassified from accumulated other comprehensive loss	(0.2)	—	0.1	(0.1)
Net current-period other comprehensive income (loss)	(0.2)	(1.1)	0.1	(1.2)
Balance at December 31, 2014	$0.1	$(3.3)	$—	$(3.2)
The following table summarizes the effects on net income of significant amounts being reclassified out of each component of accumulated other comprehensive income (loss) for the year ended December 31 (in millions):

Details about Accumulated Other Comprehensive Income (Loss) Components	2014	2013	2012	Affected Line Item in the Consolidated Statements of Income
Unrealized losses on cash flow hedges:
Interest rate swaps	$(0.1)	$(0.6)	$(0.7)	Interest expense
	—	(0.4)	—	Debt retirement costs
Total before tax	(0.1)	(1.0)	(0.7)
Tax effect	—	0.3	0.3	Income tax expense
Net of tax	(0.1)	(0.7)	(0.4)

Postemployment benefits:
Amortization of prior service credit	0.3	0.2	0.2	Compensation and benefits expense
Total before tax	0.3	0.2	0.2
Tax effect	(0.1)	(0.1)	(0.1)	Income tax expense
Net of tax	0.2	0.1	0.1

Total reclassification for the period, net of tax	$0.1	$(0.6)	$(0.3)

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Cash Dividends on Common Stock. The following table presents the amount of cash dividends declared per common share by the Company’s Board of Directors:

	2014	2013	2012
Cash dividends declared per common share	$1.12	$0.86	$0.78

Note 13. Share-Based Compensation
On October 7, 2008, the Company’s stockholders approved the Kansas City Southern 2008 Stock Option and Performance Award Plan (the “2008 Plan”). The 2008 plan became effective on October 14, 2008 and replaced the Kansas City Southern 1991 Amended and Restated Stock Option and Performance Award Plan. The 2008 Plan provides for the granting of up to 2.3 million shares of the Company’s common stock to eligible persons as defined in the 2008 Plan.
Stock Options. The exercise price for options granted under the 2008 Plan equals the closing market price of the Company’s stock on the date of grant. Options generally have a 3 year vesting period and are exercisable over the 10 year contractual term, except that options outstanding become immediately exercisable upon certain defined circumstances constituting a change in control of the Company. The grant date fair value, less estimated forfeitures, is recorded to expense on a straight-line basis over the vesting period.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used were as follows:

	2014	2013	2012
Expected dividend yield	1.19%	0.88%	0%
Expected volatility	45.57%	46.12%	46.59%
Risk-free interest rate	1.96%	1.11%	0.46%
Expected term (years)	6.0	6.0	6.0
Weighted-average grant date fair value of stock options granted	$38.31	$40.05	$29.45
The expected dividend yield is calculated as the ratio of dividends paid per share of common stock to the stock price on the date of grant. The expected dividend yield for 2012 was 0% as all stock options were granted prior to the initial dividend declaration on March 30, 2012. The expected volatility is based on the historical volatility of the Company’s stock price over a term equal to the estimated life of the options. The risk-free interest rate is determined based on U.S. Treasury rates for instruments with terms approximating the expected life of the options granted, which represents the period of time the awards are expected to be outstanding and is based on the historical experience of similar awards.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			In years	In millions
Options outstanding at December 31, 2013	362,759	$54.94
Granted	53,021	94.23
Exercised	(46,100)	43.93
Forfeited or expired	(13,582)	91.32
Options outstanding at December 31, 2014	356,098	$60.83	6.58	$21.8
Vested and expected to vest at December 31, 2014	353,769	$60.64	6.57	$21.7
Exercisable at December 31, 2014	256,888	$49.62	5.88	$18.6
Compensation cost of $1.7 million, $2.4 million, and $1.8 million was recognized for stock option awards for the years ended December 31, 2014, 2013, and 2012, respectively. The total income tax benefit recognized in the consolidated statements of income was $0.7 million, $0.9 million, and $0.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Additional information regarding stock option exercises appears in the table below (in millions):

	2014	2013	2012
Aggregate grant-date fair value of stock options vested	$2.3	$1.8	$1.3
Intrinsic value of stock options exercised	3.3	5.0	12.1
Cash received from option exercises	2.0	1.5	1.9
Tax benefit realized from options exercised during the annual period	1.3	1.9	4.6
As of December 31, 2014, $1.0 million of unrecognized compensation cost relating to nonvested stock options is expected to be recognized over a weighted-average period of 1.0 year. At December 31, 2014, there were 1,059,927 shares available for future grants under the 2008 Plan.
Nonvested Stock. The 2008 Plan provides for the granting of nonvested stock awards to officers and other designated employees. The grant date fair value is based on the closing market price on the date of the grant. These awards are subject to forfeiture if employment terminates during the vesting period, which is generally 3 year or 5 year vesting for employees. Awards granted to the Company’s directors vest immediately on date of grant. The grant date fair value of nonvested shares, less estimated forfeitures, is recorded to compensation expense on a straight-line basis over the vesting period.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

A summary of nonvested stock activity is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
			In millions
Nonvested stock at December 31, 2013	202,060	$63.00
Granted	75,541	105.04
Vested	(82,642)	54.53
Forfeited	(38,266)	66.45
Nonvested stock at December 31, 2014	156,693	$86.89	$19.1
The fair value (at vest date) of shares vested during the years ended December 31, 2014, 2013, and 2012 was $8.5 million, $12.2 million, and $7.8 million, respectively.
The weighted-average grant date fair value of nonvested stock granted during 2014, 2013, and 2012 was $105.04, $103.38 and $70.98, respectively. Compensation cost for nonvested stock was $4.0 million, $5.6 million, and $4.4 million for the years ended December 31, 2014, 2013, and 2012, respectively. The total income tax benefit recognized in the consolidated statements of income was $1.5 million, $2.1 million, and $1.6 million for the years ended December 31, 2014, 2013, and 2012, respectively.
As of December 31, 2014, $7.2 million of unrecognized compensation costs related to nonvested stock is expected to be recognized over a weighted-average period of 1.9 years.
Performance Based Awards. The Company granted performance based nonvested stock awards during 2014 (the “2014 Awards”), 2013 (the “2013 Awards”) and 2012 (the “2012 Awards”). The awards granted provide a target number of shares that generally vest at the end of a 3 year requisite service period following the grant date. In addition to the service condition, the number of nonvested shares to be received depends on the attainment of defined Company-wide performance goals based on operating ratio and return on invested capital over a three-year performance period. The number of nonvested shares ultimately earned will range between zero to 200% of the target award.
A summary of performance based nonvested stock activity at target is as follows:

	Target Number of Shares *	Weighted-Average Grant Date Fair Value
Nonvested stock, at December 31, 2013	178,886	$69.19
Granted	43,110	94.23
Vested	(72,900)	52.66
Forfeited	(17,031)	86.59
Nonvested stock, at December 31, 2014	132,065	$84.24
_____________________
* For the 2014 Awards and the 2013 Awards, participants in the aggregate can earn up to a maximum of 74,298 and 52,838 shares, respectively. For the 2012 Awards, the performance shares earned were 45,000.
The weighted-average grant date fair value of performance based nonvested stock granted during 2014, 2013 and 2012 was $94.23, $82.34 and $62.81, respectively. The Company expenses the grant date fair value of the awards which are probable of being earned over the performance periods. Compensation cost on performance based awards was $3.7 million, $5.1 million and $4.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. Total income tax benefit recognized in the consolidated statements of income for performance based awards was $1.3 million, $1.9 million and $1.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

As of December 31, 2014, $4.0 million of unrecognized compensation cost related to performance based awards is expected to be recognized over a weighted-average period of 0.9 year. The fair value (at vest date) of shares vested for the year ended December 31, 2014 was $6.8 million.
Employee Stock Purchase Plan. The employee stock purchase plan (“ESPP”) provides substantially all full-time employees of the Company, certain subsidiaries and certain other affiliated entities, with the right to subscribe to an aggregate of 4.0 million shares of common stock of the Company.
Prior to January 1. 2015, eligible employees could contribute, through payroll deductions, up to 5% of their regular base compensation during six-month purchase periods.
The purchase price for shares was equal to 90% of the closing market price on either the exercise date or the offering date, whichever was lower. Effective January 1, 2015, the ESPP plan was amended to allow eligible employees to contribute up to 10% of their regular base compensation during six-month purchase periods at a purchase price equal to 85% of the closing market price on either the exercise date or the offering date, whichever is lower.
At the end of each purchase period, the accumulated deductions are applied toward the purchase of the Company’s common stock. Both the discount in grant price and the share option purchase price are valued to derive the award’s fair value. The awards vest and the expense is recognized ratably over the offering period.
The following table summarizes activity related to the various ESPP offerings:

	Exercise Date			Received from Employees(i)
	Date Issued	Purchase Price	Shares Issued
				In millions
July 2014 offering	January 9, 2015	$96.48	17,639	$1.7
January 2014 offering	July 10, 2014	96.76	17,026	1.6
July 2013 offering	January 13, 2014	97.58	16,376	1.6
January 2013 offering	July 12, 2013	77.53	19,292	1.5
July 2012 offering	January 14, 2013	61.73	23,099	1.4
January 2012 offering	July 13, 2012	61.84	21,559	1.3
_____________________

(i)	Represents amounts received from employees through payroll deductions for share purchases under applicable offering.
The fair value of the ESPP stock purchase rights is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used for each of the respective periods were as follows:

	Year Ended December 31,
	2014	2013	2012
Expected dividend yield	0.99%	0.90%	0.59%
Expected volatility	19.03%	18.30%	28.97%
Risk-free interest rate	0.10%	0.13%	0.14%
Expected term (years)	0.5	0.5	0.5
Weighted-average grant date fair value	$17.13	$14.48	$12.40
Compensation expense of $0.6 million, $0.5 million, and $0.5 million was recognized for ESPP option awards for the years ended December 31, 2014, 2013, and 2012, respectively. At December 31, 2014, there were 3.8 million remaining shares available for future ESPP offerings under the plan.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Note 14. Postemployment Benefits
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
Net Periodic Benefit Cost, Plan Obligations and Funded Status
Components of the net cost (benefit) for these plans were as follows for the years ended December 31 (in millions):

	Health and Welfare			Postemployment Benefits
	2014	2013	2012	2014	2013	2012
Service cost	$0.1	$0.1	$0.1	$0.8	$0.9	$0.9
Interest cost	0.2	0.2	0.2	1.0	0.9	0.8
Actuarial (gain) loss (i)	0.9	(0.9)	0.1	3.8	(1.0)	3.1
Foreign currency (gain) loss	—	—	—	(1.5)	(0.1)	0.6
Prior service credit (ii)	(0.2)	(0.2)	(0.2)	—	—	—
Net periodic cost (benefit) recognized	$1.0	$(0.8)	$0.2	$4.1	$0.7	$5.4
_____________________

(i)	Net benefit costs above do not include a component for the amortization of actuarial gains or losses as the Company’s policy is to recognize such gains and losses immediately.

(ii)
During 2005, the Company revised its medical plan to exclude prescription drug coverage available under Medicare part D. This negative plan amendment generated an unrecognized prior service benefit of $2.3 million which is being amortized over the estimated remaining life of the affected participants of 9.5 years.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following table reconciles the change in the benefit obligation, fair value of plan assets and the accrued benefit cost as of and for each of the years ended December 31 (in millions):

	Health and Welfare		Postemployment Benefits
	2014	2013	2014	2013
Benefit obligation at beginning of year	$5.5	$6.5	$12.8	$13.2
Service cost	0.1	0.1	0.8	0.9
Interest cost	0.2	0.2	1.0	0.9
Actuarial (gain) loss	0.9	(0.9)	3.8	(1.0)
Foreign currency (gain) loss	—	—	(1.5)	(0.1)
Benefits paid, net of retiree contributions	(0.4)	(0.4)	(0.8)	(1.1)
Benefit obligation at end of year	$6.3	$5.5	$16.1	$12.8
As of December 31, 2014 and 2013, the Company’s health and welfare and postemployment benefit obligations were unfunded.
Assumptions
The assumptions used to determine benefit obligations and costs are selected based on current and expected market conditions. Discount rates are selected based on the rates on low risk government bonds with cash flows approximating the timing of expected benefit payments. The U.S. bond market is utilized for the U.S. health and welfare obligation and the Mexico bond market is utilized for the postemployment obligation.
Weighted-average assumptions used to determine benefit obligations were as follows for the years ended December 31:

	Health and Welfare		Postemployment Benefits
	2014	2013	2014	2013
Discount rate	3.75%	4.50%	8.00%	8.25%
Rate of compensation increase	n/a	n/a	4.50%	4.50%
Weighted-average assumptions used to determine net benefit cost for the periods were as follows for the years ended December 31:

	Health and Welfare		Postemployment Benefits
	2014	2013	2014	2013
Discount rate	4.50%	3.50%	8.25%	6.75%
Rate of compensation increase	n/a	n/a	4.50%	4.50%
The following table presents the assumed health care cost trends:

	2014	2013	2012
Health care trend rate for next year	6.50%	6.50%	8.00%
Ultimate trend rate	5.00%	5.00%	5.00%
Year that rate reaches ultimate rate	2021	2023	2029

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Cash Flows
The following table presents benefit payments expected to be paid, which reflect expected future service, as appropriate, for each of the next five years and the aggregate five years thereafter (in millions):

Year	Health and Welfare	Postemployment Benefits
2015	$0.5	$1.0
2016	0.5	1.0
2017	0.5	1.1
2018	0.4	1.3
2019	0.3	1.4
2020-2024	1.7	8.9
Multi-Employer Plan. Under collective bargaining agreements, KCSR participates in a multi-employer benefit plan, which provides certain post-retirement health care and life insurance benefits to eligible union employees and certain retirees. Premiums under this plan are expensed as incurred and were $3.7 million, $3.9 million and $4.3 million for the years ended December 31, 2014, 2013, and 2012, respectively.
401(k) and Profit Sharing Plan. The Company sponsors the KCS 401(k) and Profit Sharing Plan (the “401(k) plan”), whereby participants can choose to make contributions in the form of salary deductions pursuant to Section 401(k) of the Internal Revenue Code. The Company matches 401(k) contributions up to a maximum of 5% of compensation. The Company recognized expense of $2.7 million, $2.5 million and $2.3 million for the years ended December 31, 2014, 2013 and 2012, related to the KCS 401(k) and Profit Sharing Plan. The 401(k) plan includes the Company’s common stock as an investment option. The common stock is acquired by the 401(k) plan trustee through open market transactions of previously registered shares.

Note 15. Commitments and Contingencies
Concession Duty. Under KCSM’s 50-year Concession, which would expire in 2047 unless extended, KCSM pays concession duty expense of 1.25% of gross revenues. For the year ended December 31, 2014, the concession duty expense, which is recorded within materials and other in operating expenses, was $15.8 million, compared to $14.3 million and $9.4 million for the same periods in 2013 and 2012, respectively.
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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
Personal Injury. The Company’s personal injury liability is based on semi-annual actuarial studies performed on an undiscounted basis by an independent third party actuarial firm and reviewed by management. This liability is based on personal injury claims filed and an estimate of claims incurred but not yet reported. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Adjustments to the liability are reflected within operating expenses in the period in which changes to estimates are known. Personal injury claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The personal injury liability as of December 31, 2014 is based on an updated actuarial study of personal injury claims through November 30, 2014 and review of December 2014 experience. For the years ended December 31, 2014 and 2013, the Company recorded a $4.2 million reduction and a $1.3 million increase, respectively, in personal injury liability, due to changes in estimates as a result of the Company’s claims development and settlement experience.
The personal injury liability activity was as follows (in millions):

	2014	2013
Balance at beginning of year	$31.2	$34.4
Accruals	8.8	8.8
Change in estimate	(4.2)	1.3
Payments	(6.5)	(13.3)
Balance at end of year	$29.3	$31.2

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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
Tax Contingencies. Information regarding tax contingencies is included in Note 11 Income Taxes - Tax Contingencies.
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
Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness or further weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and its operating results. If the financial condition of the Company’s customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate at December 31, 2014.
Mexican Legislation. In 2013, proposed legislation was introduced in the Mexican House of Deputies to amend certain provisions in the Mexican Regulatory Railroad Service Law. In February 2014, this proposed legislation was approved by the Mexican House of Deputies and was sent to the Mexican Senate. On December 14, 2014, the Mexican Senate passed a revised version of the Mexican House of Deputies’ bill, and on December 15, 2014, the Mexican House of Deputies passed the bill as amended by the Mexican Senate. On January 26, 2015, the bill was published in the Official Federal Gazette (Diario Oficial de la Federacion) and became law. While it is too early to determine the outcome of this legislation, the Company does not believe, when implemented, it will have a material effect on its consolidated financial statements.
In May 2014, new Mexican antitrust legislation was approved, and became effective on July 7, 2014. This new law replaces antitrust law that had been effective since 1993. The Company will continue to evaluate the Mexican government’s implementation of this legislation. While the Company continues to evaluate the Mexican government’s implementation of this legislation, the Company does not believe it will have a material effect on its consolidated financial statements.
Panama Canal Railway Company (”PCRC”) Guarantees and Indemnities. At December 31, 2014, the Company had issued and outstanding $5.4 million under a standby letter of credit to fulfill its obligation to fund fifty percent of the debt service reserve and liquidity reserve established by PCRC in connection with the issuance of the 7.0% Senior Secured Notes due November 1, 2026 (the “PCRC Notes”). Additionally, KCS has pledged its shares of PCRC as security for the PCRC Notes.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Note 16. Elimination of Deferred Statutory Profit Sharing Liability, Net
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Note 17. Quarterly Financial Data (Unaudited)

	Fourth	Third	Second		First
	(In millions, except per share amounts)
2014
Revenues	$642.5	$677.5	$649.7		$607.4
Operating income	213.9	229.4	205.8	(i)	160.0	(ii)
Net income	141.7	138.4	130.2		94.0
Net income attributable to Kansas City Southern and subsidiaries	141.0	138.1	129.8		93.7
Per share data:
Basic earnings per common share	$1.28	$1.25	$1.18		$0.85
Diluted earnings per common share	1.28	1.25	1.18		0.85

2013
Revenues	$615.6	$621.6	$579.3		$552.8
Operating income	196.1	200.3	179.3		162.9
Net income	114.4	119.0	15.7	(iii)	104.2
Net income attributable to Kansas City Southern and subsidiaries	113.8	118.4	15.4	(iii)	103.8
Per share data:
Basic earnings per common share	$1.03	$1.08	$0.14		$0.94
Diluted earnings per common share	1.03	1.07	0.14		0.94
_____________________

(i)
During the second quarter of 2014, the Company recognized pre-tax lease termination costs of $8.4 million, due to the early termination of certain operating leases and the related purchase of equipment.

(ii)
During the first quarter of 2014, the Company recognized pre-tax lease termination costs of $29.9 million, due to the early termination of certain operating leases and the related purchase of equipment.

(iii)	During the second quarter of 2013, the Company recognized pre-tax debt retirement costs of $111.4 million, related to debt restructuring activities that occurred during the period.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Note 18. Condensed Consolidating Financial Information
As discussed in Note 10, at December 31, 2014, KCSR has outstanding $450.0 million principal amount of 4.30% Senior Notes due May 15, 2043 and $200.0 million principal amount of 3.85% Senior Notes due November 15, 2023, which are unsecured obligations of KCSR, and are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCS and certain wholly-owned domestic subsidiaries. KCSR filed a registration statement on Form S-4 with the Securities and Exchange Commission (the “SEC”) in connection with an exchange offer with respect to the 4.30% Senior Notes and 3.85% Senior Notes, which was declared effective on May 28, 2014. As a result, the Company is providing the accompanying condensed consolidating financial information (in millions) pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.”
Condensed Consolidating Statements of Comprehensive Income

	2014
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$1,215.8	$48.7	$1,353.7	$(41.1)	$2,577.1
Operating expenses	7.6	881.6	41.8	879.1	(42.1)	1,768.0
Operating income (loss)	(7.6)	334.2	6.9	474.6	1.0	809.1
Equity in net earnings (losses) of unconsolidated affiliates	476.7	(0.1)	5.5	18.9	(479.9)	21.1
Interest expense	(0.1)	(83.3)	—	(39.6)	50.2	(72.8)
Debt retirement costs	—	(2.7)	—	(3.9)	—	(6.6)
Foreign exchange loss	—	—	—	(35.5)	—	(35.5)
Other income (expense), net	50.1	0.2	—	(1.2)	(51.3)	(2.2)
Income before income taxes	519.1	248.3	12.4	413.3	(480.0)	713.1
Income tax expense	16.5	94.7	4.4	93.2	—	208.8
Net income	502.6	153.6	8.0	320.1	(480.0)	504.3
Less: Net income attributable to noncontrolling interest	—	—	1.7	—	—	1.7
Net income attributable to Kansas City Southern and subsidiaries	502.6	153.6	6.3	320.1	(480.0)	502.6
Other comprehensive income (loss)	(1.2)	0.1	—	(1.8)	1.7	(1.2)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$501.4	$153.7	$6.3	$318.3	$(478.3)	$501.4

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Statements of Comprehensive Income—(Continued)

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

Kansas City Southern and Subsidiaries
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Balance Sheets

	December 31, 2014
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$2.7	$281.7	$6.0	$562.5	$(34.6)	$818.3
Investments	—	3.9	—	32.5	—	36.4
Investments in consolidated subsidiaries	2,616.0	(4.3)	471.3	—	(3,083.0)	—
Property and equipment (including concession assets), net	—	3,385.5	193.3	3,575.9	—	7,154.7
Other assets	1.6	45.2	—	34.8	—	81.6
Total assets	$2,620.3	$3,712.0	$670.6	$4,205.7	$(3,117.6)	$8,091.0
Liabilities and equity:
Current liabilities	$(1,156.0)	$1,484.7	$115.6	$489.1	$(34.6)	$898.8
Long-term debt	0.2	701.0	0.2	1,139.6	—	1,841.0
Deferred income taxes	7.3	835.8	132.0	181.2	—	1,156.3
Other liabilities	3.7	94.4	0.7	32.0	—	130.8
Stockholders’ equity	3,765.1	596.1	113.5	2,363.8	(3,083.0)	3,755.5
Noncontrolling interest	—	—	308.6	—	—	308.6
Total liabilities and equity	$2,620.3	$3,712.0	$670.6	$4,205.7	$(3,117.6)	$8,091.0

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Balance Sheets—(Continued)

	December 31, 2013
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$2.6	$403.0	$8.8	$560.1	$(32.1)	$942.4
Investments	—	9.6	—	31.5	—	41.1
Investments in consolidated subsidiaries	2,154.6	(2.1)	461.8	—	(2,614.3)	—
Property and equipment (including concession assets), net	0.1	2,780.4	198.6	3,377.2	—	6,356.3
Other assets	1.5	50.9	—	43.2	—	95.6
Total assets	$2,158.8	$3,241.8	$669.2	$4,012.0	$(2,646.4)	$7,435.4
Liabilities and equity:
Current liabilities	$(1,216.5)	$1,580.6	$130.7	$267.9	$(32.1)	$730.6
Long-term debt	0.2	704.3	0.2	1,152.2	—	1,856.9
Deferred income taxes	(11.7)	719.8	127.6	208.9	—	1,044.6
Other liabilities	6.6	92.0	0.7	27.5	(0.1)	126.7
Stockholders’ equity	3,380.2	145.1	104.0	2,355.5	(2,614.2)	3,370.6
Noncontrolling interest	—	—	306.0	—	—	306.0
Total liabilities and equity	$2,158.8	$3,241.8	$669.2	$4,012.0	$(2,646.4)	$7,435.4

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Statements of Cash Flows

	2014
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$415.7	$306.6	$2.1	$495.9	$(314.3)	$906.0
Investing activities:
Capital expenditures	—	(477.8)	(1.7)	(190.2)	1.5	(668.2)
Purchase or replacement of equipment under operating leases	—	(203.6)	—	(98.5)	—	(302.1)
Property investments in MSLLC	—	—	—	(26.7)	—	(26.7)
Contribution to consolidated affiliates	(299.6)	—	—	—	299.6	—
Other investing activities	(1.0)	9.7	(1.1)	5.8	0.7	14.1
Net cash used	(300.6)	(671.7)	(2.8)	(309.6)	301.8	(982.9)
Financing activities:
Proceeds from short-term borrowings	—	15,068.8	—	300.0	—	15,368.8
Repayment of short-term borrowings	—	(14,920.2)	—	—	—	(14,920.2)
Proceeds from issuance of long-term debt	—	175.0	—	—	—	175.0
Repayment of long-term debt	—	(423.5)	(0.1)	(84.4)	—	(508.0)
Dividends paid	(116.6)	—	—	(314.3)	314.3	(116.6)
Contribution from affiliates	—	299.3	1.1	1.4	(301.8)	—
Other financing activities	1.3	(1.4)	—	(3.5)	—	(3.6)
Net cash provided (used)	(115.3)	198.0	1.0	(100.8)	12.5	(4.6)
Cash and cash equivalents:
Net increase (decrease)	(0.2)	(167.1)	0.3	85.5	—	(81.5)
At beginning of year	0.4	196.1	0.2	232.8	—	429.5
At end of year	$0.2	$29.0	$0.5	$318.3	$—	$348.0

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Statements of Cash Flows—(Continued)

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

Kansas City Southern and Subsidiaries
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

Note 19. Geographic Information
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following tables provide information by geographic area (in millions):

	Years ended December 31,
	2014	2013	2012
Revenues
U.S.	$1,372.2	$1,268.0	$1,216.7
Mexico	1,204.9	1,101.3	1,021.9
Total revenues	$2,577.1	$2,369.3	$2,238.6

	Years ended December 31,
	2014	2013
Property and equipment (including concession assets), net
U.S.	$4,311.0	$3,662.2
Mexico	2,843.7	2,694.1
Total property and equipment (including concession assets), net	$7,154.7	$6,356.3

Note 20. Subsequent Events
Foreign Currency Hedging
During January 2015, the Company entered into foreign currency forward contracts with an aggregate notional amount of $300.0 million to hedge its exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar. These contracts mature on January 15, 2016 and obligate the Company to purchase a total of Ps.4,480.4 million at a weighted-average exchange rate of Ps.14.93 to each U.S. dollar. The Company has not designated these foreign currency forward contracts as hedging instruments for accounting purposes. The Company will measure the foreign currency forward contracts at fair value each period and will recognize any change in fair value in foreign exchange gain (loss) within the consolidated statements of comprehensive income.
Common Stock Dividend
On January 29, 2015, the Company’s Board of Directors declared a cash dividend of $0.33 per share payable on April 8, 2015, to common stockholders of record as of March 9, 2015. The aggregate amount of the dividend declared was approximately $36.4 million.

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
KPMG LLP, the independent registered public accounting firm that audited the Company’s financial statements contained herein, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2014. The attestation report is included in Item 8 of this Form 10-K.

Item 9B.	Other Information
None.

Part III
The Company has incorporated by reference certain responses to the Items of this Part III pursuant to Rule 12b-23 under the Exchange Act and General Instruction G(3) to Form 10-K. The Company’s definitive proxy statement for the annual meeting of stockholders scheduled for May 7, 2015 (“Proxy Statement”), will be filed no later than 120 days after December 31, 2014.

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
(g) Annual Certification to the New York Stock Exchange
KCS’s common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “KSU”. As a result, the Chief Executive Officer is required to make annually, and he made on May 14, 2014, a CEO’s Annual Certification to the New York Stock Exchange in accordance with Section 303A.12 of the NYSE Listed Company Manual stating that he was not aware of any violations by KCS of the NYSE corporate governance listing standards.

Item 11.	Executive Compensation
Information required by Item 11 of Part III is incorporated by reference from the Proxy Statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2014 pursuant to Regulation 14A of the Exchange Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The section of the Proxy Statement entitled “Beneficial Ownership” is incorporated by reference in partial response to this Item 12.
Equity Compensation Plan Information
The following table provides information as of December 31, 2014, about the common stock that may be issued upon the exercise of options, warrants and rights, as well as shares remaining available for future issuance under the Company’s existing equity compensation plans.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans-Excluding Securities Reflected in the First Column (i)
Equity compensation plans:
Approved by security holders	513,503	$67.88	4,832,116
Not approved by security holders	—	—	—
Total	513,503	$67.88	4,832,116
_____________________

(i)
Includes 3,772,189 shares available for issuance under the 2009 Employee Stock Purchase Plan and 1,059,927 shares available for issuance under the 2008 Plan as awards in the form of Nonvested Shares, Bonus Shares, Performance Units or Performance Shares or issued upon the exercise of Options (including ISOs), stock appreciation rights or limited stock appreciation rights awarded under the 2008 Plan.

The Company has no knowledge of any arrangement the operation of which may at a subsequent date result in a change of control of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 of Part III is incorporated by reference from the Proxy Statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2014 pursuant to Regulation 14A of the Exchange Act.

Item 14.	Principal Accountant Fees and Services
Information required by Item 14 of Part III is incorporated by reference from the Proxy Statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2014 pursuant to Regulation 14A of the Exchange Act.

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

3.1.1
Amendments to the Kansas City Southern Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 5, 2014 (File No. 1-4717), is incorporated herein by reference as Exhibit 3.1.1.

3.2
Kansas City Southern Bylaws, amended and restated as of September 26, 2014, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on September 30, 2014 (File No. 1-4717), are incorporated herein by reference as Exhibit 3.2.

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

4.2.1
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

4.2.3
Form of Regulation S Restricted Global Note representing KCSR’s 4.30% Senior Notes due 2043, filed as Exhibit 4.2.3 to the Company's Registration Statement on Form S-4 filed on April 21, 2014 (File No. 333-195413), is incorporated herein by reference as Exhibit 4.2.3.

4.2.4
Form of Special Global Note representing KCSR’s 4.30% Senior Notes due 2043, filed as Exhibit 4.2.4 to the Company's Registration Statement on Form S-4 filed on April 21, 2014 (File No. 333-195413), is incorporated herein by reference as Exhibit 4.2.4.

4.3
2020 KCSM Notes Indenture, dated May 3, 2013, filed as exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 8, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.3.

4.3.1
2023 KCSM Notes Indenture, dated May 3, 2013, filed as exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 8, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.3.1.

Exhibit	Description
4.3.2
Registration Rights Agreement, dated May 3, 2013, filed as exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 8, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.3.2.

4.3.3
Form of Rule 144A Restricted Global Note representing the 2.35% Senior Notes due 2020, filed as Exhibit 4.4.1 to the Registration Statement on Form S-4 for KCSM, filed on August 26, 2013 (File No. 333-190820), is incorporated herein by reference as Exhibit 4.3.3.

4.3.4
Form of Regulation S Restricted Global Note representing the 2.35% Senior Notes due 2020, filed as Exhibit 4.4.2 to the Registration Statement on Form S-4 for KCSM, filed on August 26, 2013 (File No. 333-190820), is incorporated herein by reference as Exhibit 4.3.4.

4.3.5
Special Global Note representing the 2.35% Senior Notes due 2020, filed as Exhibit 4.4.3 to the Registration Statement on Form S-4 for KCSM, filed on August 26, 2013 (File No. 333-190820), is incorporated herein by reference as Exhibit 4.3.5.

4.3.6
Form of Rule 144A Restricted Global Note representing the 3.0% Senior Notes due 2023, filed as Exhibit 4.5.1 to the Registration Statement on Form S-4 for KCSM, filed on August 26, 2013 (File No. 333-190820), is incorporated herein by reference as Exhibit 4.3.6.

4.3.7
Form of Regulation S Restricted Global Note representing the 3.0% Senior Notes due 2023, filed as Exhibit 4.5.2 to the Registration Statement on Form S-4 for KCSM, filed on August 26, 2013 (File No. 333-190820), is incorporated herein by reference as Exhibit 4.3.7.

4.3.8
Special Global Note representing the 3.0% Senior Notes due 2023, filed as Exhibit 4.5.3 to the Registration Statement on Form S-4 for KCSM, filed on August 26, 2013 (File No. 333-190820), is incorporated herein by reference as Exhibit 4.3.8.

4.4
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

4.4.2
Form of Rule 144A Restricted Global Note representing KCSR’s 3.85% Senior Notes due 2023, filed as Exhibit 4.4.2 to the Company's Registration Statement on Form S-4 filed on April 21, 2014 (File No. 333-195413), is incorporated herein by reference as Exhibit 4.4.2.

4.4.3
Form of Regulation S Restricted Global Note representing KCSR’s 3.85% Senior Notes due 2023, filed as Exhibit 4.4.3 to the Company's Registration Statement on Form S-4 filed on April 21, 2014 (File No. 333-195413), is incorporated herein by reference as Exhibit 4.4.3.

4.4.4
Form of Special Global Note representing KCSR’s 3.85% Senior Notes due 2023, filed as Exhibit 4.4.4 to the Company's Registration Statement on Form S-4 filed on April 21, 2014 (File No. 333-195413), is incorporated herein by reference as Exhibit 4.4.4.

4.5
2016 Notes Indenture, dated October 29, 2013, among KCSM and U.S. Bank National Association, as trustee and paying agent, filed as exhibit 4.1 to KCSM’s Current Report on Form 8-K filed on October 30, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.5.

4.5.1
Registration Rights Agreement, dated October 29, 2013, among KCSM and JPM, Merrill Lynch, Pierce, Fenner & Smith and Morgan Stanley, filed as exhibit 4.2 to KCSM’s Current Report on Form 8-K filed on October 30, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.5.1

4.5.2
Form of Rule 144A Restricted Global Note representing the Floating Rate Senior Notes due 2016 (previously filed as Exhibit 4.7.2 to the Company’s Registration Statement on Form S-4 filed on November 7, 2013, File No. 333-192179) is incorporated herein by reference as Exhibit 4.5.2.

4.5.3
Form of Regulation S Restricted Global Note representing the Floating Rate Senior Notes due 2016 (previously filed as Exhibit 4.7.3 to the Company’s Registration Statement on Form S-4 filed on November 7, 2013, File No. 333-192179) is incorporated herein by reference as Exhibit 4.5.3.

4.5.4
Special Global Note representing the Floating Rate Senior Notes due 2016 (previously filed as Exhibit 4.7.4 to the Company’s Registration Statement on Form S-4 filed on November 7, 2013, File No. 333-192179) is incorporated herein by reference as Exhibit 4.5.4.

Exhibit	Description
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

10.3*
Directors Deferred Fee Plan, adopted August 20, 1982, as amended and restated effective May 2, 2007, filed as Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2010, filed on February 9, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.3.

10.4*
Kansas City Southern 1991 Amended and Restated Stock Option and Performance Award Plan, as amended and restated effective as of August 7, 2007 (the “Amended 1991 Plan”), filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2007, filed on October 26, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.4.

10.4.1*
First Amendment to the Kansas City Southern 1991 Amended and Restated Stock Option and Performance Award Plan, effective July 2, 2008, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 8, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.4.1.

10.4.2*
Form of Non-Qualified Stock Option Award Agreement for employees under the Amended 1991 Plan, filed as Exhibit 10.8.2 to the Company’s Form 10-K for the year ended December 31, 2004, filed on March 30, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.4.2.

10.4.3*
Form of Non-Qualified Stock Option Award Agreement for Directors under the Amended 1991 Plan, filed as Exhibit 10.8.3 to the Company’s Form 10-K for the year ended December 31, 2004, filed on March 30, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.4.3.

10.4.4*
Form of Non-Qualified Stock Option Award agreement for employees under the Amended 1991 Plan (referencing threshold dates), filed as Exhibit 10.8.4 to the Company’s Form 10-K for the year ended December 31, 2004, filed on March 30, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.4.4.

10.4.5*
Form of Restricted Shares Award Agreement (cliff vesting) under the Amended 1991 Plan, filed as Exhibit 10.5.6 to the Company’s Form 10-K for the year ended December 31, 2007, filed on February 15, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.4.5.

10.4.6*
Form of Restricted Shares Award Agreement under the Amended 1991 Plan (applicable to restricted shares to be purchased), filed as Exhibit 10.8.7 to the Company’s Form 10-K for the year ended December 31, 2004, filed on March 30, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.4.6.

10.4.7*
Form of Restricted Shares Award Agreement (consultants) under the Amended 1991 Plan, filed as Exhibit 10.5.9 to the Company’s Form 10-K for the year ended December 31, 2007, filed on February 15, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.4.7.

10.4.8*
Form of Restricted Shares Award Agreement (executive plan) under the Amended 1991 Plan, filed as Exhibit 10.5.10 to the Company’s Form 10-K for the year ended December 31, 2007, filed on February 15, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.4.8.

10.5*
Employment Agreement, dated May 15, 2006, between KCSR and Patrick J. Ottensmeyer (the “Ottensmeyer Employment Agreement”), attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 12, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.

10.5.1*
Amendment No. 1 to the Ottensmeyer Employment Agreement, dated May 7, 2007, filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2007, filed on July 27, 2007 (File No. 1-4717), is incorporated by reference as Exhibit 10.5.1.

10.5.2*
Addendum to Employment Agreement, effective January 1, 2009, between the Company, KCSR and Patrick J. Ottensmeyer, filed as Exhibit 10.8.2 to the Company’s Form 10-K for the year ended December 31, 2008, filed on February 17, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.2.

10.5.3*
Amendment to Employment Agreement dated December 17, 2012, between KCSR and Patrick J. Ottensmeyer, filed as Exhibit 10.6.3 the Company’s Form 10-K for the year ended December 31, 2012, filed on February 4, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.3.

Exhibit	Description
10.6*
Kansas City Southern Executive Plan, as amended and restated January 1, 2009, filed as Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2008, filed on February 17, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.6.

10.7*
Kansas City Southern Annual Incentive Plan, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2013, filed on July 19, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.7.

10.8
English translation of concession title granted by the Secretaría de Comunicaciones y Transportes (“SCT”) in favor of Ferrocarril del Noreste, S.A. de C.V. (“FNE”), dated December 2, 1996, filed as Exhibit 10.10 to the Company's Form 10-K for the year ended December 31, 2011, filed on February 8, 2012 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.8.

10.8.1
English translation of amendment, dated February 12, 2001, filed as Exhibit 10.10.1 to the Company's Form 10-K for the year ended December 31, 2011, filed on February 8, 2012 (File No. 1-4717), of concession title granted by SCT in favor of KCSM, formerly known as FNE, December 2, 1996, is incorporated herein by reference as Exhibit 10.8.1.

10.8.2
English translation of amendment no. 2, dated November 22, 2006, filed as Exhibit 10.10.2 to the Company's Form 10-K for the year ended December 31, 2011, filed on February 8, 2012 (File No. 1-4717), of concession title granted by SCT in favor of KCSM, formerly known as FNE, December 2, 1996, amended February 12, 2001, is incorporated herein by reference as Exhibit 10.8.2.

10.9
Lease Agreement, originally dated June 26, 2001 and amended March 26, 2002, between KCSR and Broadway Square Partners LLP, filed as Exhibit 10.34 to the Company’s Form 10-K for the year ended December 31, 2001, filed on March 29, 2002 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.9.

10.10
Agreement to Forego Compensation between A. Edward Allinson and the Company, fully executed on March 30, 2001; Loan Agreement between A. Edward Allinson and the Company, fully executed on September 18, 2001; and the Promissory Note executed by the Trustees of The A. Edward Allinson Irrevocable Trust Agreement, dated June 4, 2001, Courtney Ann Arnot, A. Edward Allinson III and Bradford J. Allinson, Trustees, as Maker, and the Company, as Holder, filed as Exhibit 10.36 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 28, 2003 (File No. 1-4717), are incorporated herein by reference as Exhibit 10.10.

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

10.12
Transaction Agreement, dated December 1, 2005, among the Company, KCSR, Norfolk Southern Corporation and The Alabama Great Southern Railroad Company (the “Transaction Agreement”), filed as Exhibit 10.46 to the Company’s Form 10-K for the year ended December 31, 2005, filed on April 7, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.12.

10.12.1
Amendment No. 1 to the Transaction Agreement, dated January 17, 2006, filed as Exhibit 10.47 to the Company’s Form 10-K for the year ended December 31, 2005, filed on April 7, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.12.1.

10.12.2
Amendment No. 2 to the Transaction Agreement, dated May 1, 2006, filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2006, filed on May 9, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.12.2.

10.12.3
Limited Liability Company Agreement of Meridian Speedway, LLC, dated May 1, 2006, between the Alabama Great Southern Railroad Company and the Company, filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2006, filed on May 9, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.12.3.

10.12.4
Amendment No. 1 and Waiver to Limited Liability Company Agreement, dated August 12, 2011, among Meridian Speedway, LLC, the Company, KCS Holdings, Inc. and The Alabama Great Southern Railroad Company, filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2011, filed on October 21, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.12.4.

Exhibit	Description
10.13
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

10.13.1
Equipment Lease Agreement, dated August 2, 2006, between KCSR and the KCSR Trust 2006-1, filed as Exhibit 10.41 to the Company’s Form 10-Q for the quarter ended September 30, 2006, filed on November 9, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.13.1.

10.14
Lease Agreement, dated September 25, 2005, between KCSR and Louisiana Southern Railroad, Inc., filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2005, filed on August 15, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.14.

10.15
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

10.19
Participation Agreement, dated September 27, 2007, among KCSR, KCSR 2007-1 Statutory Trust (acting through U.S. Bank Trust National Association, as owner trustee) (“2007 Trust”), U.S. Bank Trust National Association, GS Leasing (KCSR 2007-1) LLC, Wilmington Trust Company, and KfW, filed as Exhibit 10.51 to the Company’s Form 10-K for the year ended December 31, 2007, filed on February 15, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.19.

10.19.1
Equipment Lease Agreement, dated September 27, 2007, between KCSR and the KCSR 2007-1 Statutory Trust, filed as Exhibit 10.52 to the Company’s Form 10-K for the year ended December 31, 2007, filed on February 15, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.19.1.

10.20*
Kansas City Southern 2008 Stock Option and Performance Award Plan (the “2008 Plan”), filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 7, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.20.

10.20.1*
Form of Non-Qualified Stock Option Award Agreement under the 2008 Plan, filed as Exhibit 10.47.1 to the Company’s Form 10-K for the year ended December 31, 2008, filed on February 17, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.20.1.

10.20.2*
Form of Restricted Shares Award Agreement (cliff vesting) under the 2008 Plan, filed as Exhibit 10.47.2 to the Company’s Form 10-K for the year ended December 31, 2008, filed on February 17, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.20.2.

10.20.3*
Form of Restricted Shares Award Agreement (graded vesting) under the 2008 Plan, filed as Exhibit 10.47.3 to the Company’s Form 10-K for the year ended December 31, 2008, filed on February 17, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.20.3.

10.20.4*
Form of Restricted Shares Award Agreement under the 2008 Plan (applicable to restricted shares to be purchased), filed as Exhibit 10.47.4 to the Company’s Form 10-K for the year ended December 31, 2008, filed on February 17, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.20.4.

10.20.5*
Form of Restricted Shares Award and Performance Shares Award Agreement under the 2008 Plan, filed as Exhibit 10.47.5 to the Company’s Form 10-K for the year ended December 31, 2008, filed on February 17, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.20.5.

10.20.6*
Form of Restricted Shares Award Agreement (performance based vesting) under the 2008 Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 17, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.20.6.

Exhibit	Description
10.20.7*
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (United States Employees) under the Kansas City Southern 2008 Stock Option and Performance Award Plan for the 2012 Long-Term Incentive Program, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 27, 2012 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.20.7.

10.20.8*
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (Non-United States Employees) under the Kansas City Southern 2008 Stock Option and Performance Award Plan for the 2012 Long-Term Incentive Program, filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 27, 2012 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.20.8.

10.20.9*
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (United States Employees) under the Kansas City Southern 2008 Stock Option and Performance Award Plan for the 2013 Long-Term Incentive Program, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 27, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.20.9.

10.20.10*
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (Non-United States Employees) under the Kansas City Southern 2008 Stock Option and Performance Award Plan for the 2013 Long-Term Incentive Program, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 27, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.20.10.

10.20.11*
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (United States Employees) under the Kansas City Southern 2008 Stock Option and Performance Award Plan for the 2014 Long-Term Incentive Program, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2014 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.20.11.

10.20.12*
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (Non-United States Employees) under the Kansas City Southern 2008 Stock Option and Performance Award Plan for the 2014 Long-Term Incentive Program, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 26, 2014 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.20.12.

10.21
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

10.21.1
Equipment Lease Agreement (KCSR 2008-1), dated as of April 1, 2008, between KCSR 2008-1 Statutory Trust (as Lessor) and KCSR (as Lessee), filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2008, filed on April 24, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.21.1.

10.22
Loan and Security Agreement, dated February 26, 2008, between KCSM and Export Development Canada, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2008, filed on April 24, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.22.

10.23
Loan Agreement, dated as of September 24, 2008, between KCSM and DVB Bank AG, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2008, filed on October 28, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.23.

10.24
English translation of the Employment Agreement, dated April 20, 2006, between Kansas City Southern de México, S.A. de C.V. and José Guillermo Zozaya Delano, filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2009, filed on April 30, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.24.

10.24.1
English translation of Amendment Agreement to the Individual Indefinite Employment Contract of April 20, 2006, dated May 27, 2009, between KCSM and José Guillermo Zozaya Delano, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 2, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.24.1.

10.25*
Employment Agreement, dated August 15, 2008, between KCSR and Michael W. Upchurch, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 22, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.25.

Exhibit	Description
10.25.1*
Amendment to Employment Agreement dated December 17, 2012, between KCSR and Michael W. Upchurch, filed as Exhibit 10.28.1 to the Company’s Form 10-K for the year ended December 31, 2012, filed on February 4, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.25.1.

10.26*
Employment Agreement, dated September 10, 2008, between KCSR and David Starling, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 15, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.26.

10.26.1*
Addendum to Employment Agreement, dated June 28, 2010, among the Company, KCSR and David L. Starling, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on June 29, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.26.1.

10.26.2*
Amendment to Employment Agreement dated December 17, 2012, between KCSR and David L. Starling, filed as Exhibit 10.29.2 to to the Company’s Form 10-K for the year ended December 31, 2012, filed on February 4, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.26.2.

10.27*
Employment Agreement, dated September 28, 2009, between KCSR and Mary K. Stadler, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 2, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.27.

10.27.1*
Amendment to Employment Agreement dated December 17, 2012, between KCSR and Mary K. Stadler, filed as Exhibit 10.30.1 to the Company’s Form 10-K for the year ended December 31, 2012, filed on February 4, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.27.1.

10.28
Trackage Rights Agreement, dated February 9, 2010, between KCSM and Ferromex, filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2010, filed on April 27, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.28.

10.29
Restatement Agreement dated November 21, 2012, by and among KCS, KCSR, certain of their subsidiaries named therein as subsidiary guarantors, various financial institutions and other persons from time to time parties thereto (the “Lenders”) and The Bank of Nova Scotia, as administrative agent and collateral agent for the Lenders, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on November 21, 2012 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.29.

10.29.1
Second Amended and Restated Credit Agreement dated as of November 21, 2012, by and among KCS, KCSR, as Borrower, certain of their subsidiaries named therein as guarantors, the various financial institutions and other persons from time to time parties thereto as lenders, The Bank of Nova Scotia, as administrative agent and collateral agent for the Lenders, Bank of America, N.A., as syndication agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC as joint lead arrangers and joint bookrunning managers, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on November 21, 2012 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.29.1.

10.29.2
Amended and Restated Security Agreement, dated July 12, 2011, by and among KCS, KCSR, certain of their subsidiaries named therein as grantors and The Bank of Nova Scotia, as collateral agent, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 13, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.29.2.

10.29.3
Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of January 30, 2014, by and among The Kansas City Southern Railway Company (the “Borrower”), Kansas City Southern (the “Parent”), certain subsidiaries of the Borrower and the Parent as guarantors, the various financial institutions party thereto, and the Bank of Nova Scotia, as administrative agent, collateral agent, issuing bank and swing line bank, filed as Exhibit 10.31.3 to the Company’s Form 10-K for the year ended December 31, 2013, filed on January 31, 2014 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.29.3.

10.30
Restatement Agreement dated as of November 29, 2012, by and among Kansas City Southern de México, S.A. de C.V., certain of its subsidiaries named therein as subsidiary guarantors, various financial institutions and other persons from time to time parties (the “Lenders”), and JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and as collateral agent (in such capacity, the “Collateral Agent”), filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on November 30, 2012 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.30.

Exhibit	Description
10.30.1
Second Amended and Restated Credit Agreement, dated November 29, 2012, by and between Kansas City Southern de México, S.A. de C.V., the various financial institutions and other persons from time to time parties thereto (the “Lenders”), and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the Lenders, J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, as joint lead arrangers and joint bookrunners and certain other financial institutions party thereto, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on November 30, 2012 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.30.1.

10.30.2
Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of January 30, 2014, by and among Kansas City Southern de México, S.A. de C.V., certain of its subsidiaries as guarantors, the various financial institutions parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, issuer and swing line lender, filed as Exhibit 10.32.2 to the Company’s Form 10-K for the year ended December 31, 2013, filed on January 31, 2014 (File No. 1-4717) is incorporated herein by reference as Exhibit 10.30.2.

10.31
Form of Loan Agreement between General Electric Capital Corporation and KCSM, dated September 1, 2011, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2011, filed on October 21, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.31.

10.32
Financing Agreement dated as of February 21, 2012, between The Kansas City Southern Railway Company and the United States of America represented by the Secretary of Transportation acting through the Administrator of the Federal Railroad Administration, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 22, 2012 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.32.

10.33
Financing Agreement between The Texas-Mexican Railway Company and the Federal Railroad Administration, dated June 28, 2005, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on August 15, 2005 (File No. 1-04717), are incorporated herein by reference as Exhibit 10.33.

10.33.1
Pledge Agreement between Mexrail, Inc. and the Federal Railroad Administration, and Guaranty of Mexrail, Inc. in favor of the Federal Railroad Administration, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on August 15, 2005 (File No. 1-04717), are incorporated herein by reference as Exhibit 10.33.1.

10.34
Purchase Agreement, dated April 24, 2013, among KCSR, the Guarantors, JPM, Merrill Lynch and Morgan Stanley, filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.34.

10.35
Purchase Agreement, dated April 24, 2013, among KCSM, JPM, Merrill Lynch and Morgan Stanley, filed as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 29, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.35.

10.36
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

10.38
Credit Agreement dated as of October 22, 2014, by and among KCSII, the Company, the other Guarantors, and The Bank of Tokyo-Mitsubishi UFJ, Ltd, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 24, 2014 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.38.

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Company

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm, is attached to this Form 10-K as Exhibit 23.1.

24.1	Power of Attorney (contained in the signature page herein).

Exhibit	Description
31.1	Certification of David L Starling, Chief Executive Officer of the Company, is attached to this Form 10-K as Exhibit 31.1.

31.2	Certification of Michael W. Upchurch, Chief Financial Officer of the Company, is attached to this Form 10-K as Exhibit 31.2.

32.1	Certification of David L. Starling, Chief Executive Officer of the Company, furnished pursuant to 18 U.S.C. Section 1350, is attached to this Form 10-K as Exhibit 32.1.

32.2	Certification of Michael W. Upchurch, Chief Financial Officer of the Company, furnished pursuant to 18 U.S.C. Section 1350, is attached to this Form 10-K as Exhibit 32.2.

101
The following financial information from Kansas City Southern’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013, and 2012, (iii) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012, (v) Consolidated Statements of Changes in Equity for the Three Years ended December 31, 2014, 2013, and 2012, and (vi) the Notes to Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kansas City Southern

By:	/S/ DAVID L. STARLING
David L. Starling President, Chief Executive Officer and Director
January 30, 2015
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on January 30, 2015.

Signature	Title

/S/ DAVID L. STARLING	President, Chief Executive Officer and Director.
David L. Starling

/S/ MICHAEL W. UPCHURCH	Executive Vice President and Chief Financial Officer (Principal Financial Officer).
Michael W. Upchurch

/S/ MARY K. STADLER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer).
Mary K. Stadler

/S/ ROBERT J. DRUTEN	Chairman of the Board and Director.
Robert J. Druten

/S/ LU M. CÓRDOVA	Director.
Lu M. Córdova

/S/ HENRY R. DAVIS	Director.
Henry R. Davis

/S/ TERRENCE P. DUNN	Director.
Terrence P. Dunn

Signature	Title

/S/ ANTONIO O. GARZA, JR.	Director.
Antonio O. Garza, Jr.

/S/ MICHAEL R. HAVERTY	Director.
Michael R. Haverty

/S/ THOMAS A. MCDONNELL	Director.
Thomas A. McDonnell

/S/ RODNEY E. SLATER	Director.
Rodney E. Slater

Kansas City Southern
2014 Form 10-K Annual Report
Index to Exhibits

Exhibit	Document
12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Company

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Certification of David L. Starling pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael W. Upchurch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of David L. Starling furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael W. Upchurch furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Kansas City Southern’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Changes in Equity for the three years ended December 31, 2014, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements.