Form 10-Q
period 2015-03-31
KANSAS CITY SOUTHERN
filed 2015-04-21
CIK 54480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	April 14, 2015
Common Stock, $0.01 per share par value	110,544,998 Shares

Kansas City Southern and Subsidiaries
Form 10-Q
March 31, 2015

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Kansas City Southern and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
	March 31,
	2015	2014
	(In millions, except share and per share amounts) (Unaudited)
Revenues	$603.1	$607.4
Operating expenses:
Compensation and benefits	117.6	110.6
Purchased services	58.1	55.2
Fuel	81.0	103.9
Equipment costs	29.1	31.7
Depreciation and amortization	68.5	61.9
Materials and other	61.0	54.2
Lease termination costs	9.6	29.9
Total operating expenses	424.9	447.4
Operating income	178.2	160.0
Equity in net earnings of unconsolidated affiliates	4.4	5.7
Interest expense	(18.6)	(18.7)
Debt retirement costs	—	(6.6)
Foreign exchange gain (loss)	(11.6)	3.1
Other expense, net	(0.8)	(0.5)
Income before income taxes	151.6	143.0
Income tax expense	50.4	49.0
Net income	101.2	94.0
Less: Net income attributable to noncontrolling interest	0.4	0.3
Net income attributable to Kansas City Southern and subsidiaries	100.8	93.7
Preferred stock dividends	0.1	0.1
Net income available to common stockholders	$100.7	$93.6

Earnings per share:
Basic earnings per share	$0.91	$0.85
Diluted earnings per share	$0.91	$0.85

Average shares outstanding (in thousands):
Basic	110,309	110,086
Potentially dilutive common shares	218	317
Diluted	110,527	110,403
See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
	2015	2014
	(In millions) (Unaudited)
Net income	$101.2	$94.0
Other comprehensive loss:
Amortization of prior service credit, net of tax of less than $(0.1) million	(0.1)	—
Foreign currency translation adjustments, net of tax of $(0.1) million	(0.3)	—
Other comprehensive loss	(0.4)	—
Comprehensive income	100.8	94.0
Less: Comprehensive income attributable to noncontrolling interest	0.4	0.3
Comprehensive income attributable to Kansas City Southern and subsidiaries	$100.4	$93.7
See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(In millions, except share and per share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38.4	$348.0
Accounts receivable, net	204.4	181.6
Materials and supplies	127.3	111.0
Deferred income taxes	83.8	100.1
Other current assets	61.5	77.6
Total current assets	515.4	818.3
Investments	40.1	36.4
Property and equipment (including concession assets), net	7,306.0	7,154.7
Other assets	79.1	81.6
Total assets	$7,940.6	$8,091.0
LIABILITIES AND EQUITY
Current liabilities:
Debt due within one year	$55.1	$24.8
Short-term borrowings	213.0	450.1
Accounts payable and accrued liabilities	390.3	423.9
Total current liabilities	658.4	898.8
Long-term debt	1,833.6	1,841.0
Deferred income taxes	1,164.7	1,156.3
Other noncurrent liabilities and deferred credits	145.4	130.8
Total liabilities	3,802.1	4,026.9
Commitments and contingencies	—	—
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding	6.1	6.1
$.01 par, common stock, 400,000,000 shares authorized; 123,352,185 shares issued; 110,544,998 and 110,392,330 shares outstanding at March 31, 2015 and December 31, 2014, respectively	1.1	1.1
Additional paid-in capital	959.9	949.8
Retained earnings	2,866.0	2,801.7
Accumulated other comprehensive loss	(3.6)	(3.2)
Total stockholders’ equity	3,829.5	3,755.5
Noncontrolling interest	309.0	308.6
Total equity	4,138.5	4,064.1
Total liabilities and equity	$7,940.6	$8,091.0
See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2015	2014
	(In millions) (Unaudited)
Operating activities:
Net income	$101.2	$94.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68.5	61.9
Deferred income taxes	26.1	25.6
Equity in net earnings of unconsolidated affiliates	(4.4)	(5.7)
Share-based compensation	4.4	1.5
Excess tax benefit from share-based compensation	(3.6)	(2.4)
Distributions from unconsolidated affiliates	—	8.0
Debt retirement costs	—	6.6
Changes in working capital items:
Accounts receivable	(22.6)	4.2
Materials and supplies	(15.7)	(10.6)
Other current assets	19.7	(8.8)
Accounts payable and accrued liabilities	(11.7)	(27.1)
Other, net	0.6	(3.9)
Net cash provided by operating activities	162.5	143.3

Investing activities:
Capital expenditures	(178.0)	(98.0)
Purchase or replacement of equipment under operating leases	(53.7)	(128.0)
Property investments in MSLLC	(1.9)	(19.6)
Proceeds from disposal of property	0.9	1.4
Other, net	(1.1)	4.3
Net cash used for investing activities	(233.8)	(239.9)

Financing activities:
Proceeds from short-term borrowings	3,842.1	864.6
Repayment of short-term borrowings	(4,079.6)	(689.8)
Proceeds from issuance of long-term debt	30.0	175.0
Repayment of long-term debt	(7.3)	(490.4)
Dividends paid	(31.0)	(23.8)
Debt costs	—	(3.6)
Excess tax benefit from share-based compensation	3.6	2.4
Proceeds from employee stock plans	3.9	0.2
Net cash used for financing activities	(238.3)	(165.4)
Cash and cash equivalents:
Net decrease during each period	(309.6)	(262.0)
At beginning of year	348.0	429.5
At end of period	$38.4	$167.5
See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements
For purposes of this report, “KCS” or the “Company” may refer to Kansas City Southern or, as the context requires, to one or more subsidiaries of Kansas City Southern.

1. Basis of Presentation
In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring adjustments) necessary to fairly present the results for interim periods in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

2. New Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration it expects to be entitled in exchange for those goods or services. In April 2015, the FASB voted for a one-year deferral of the effective date of the new revenue recognition standard. If approved, the new standard will become effective for the Company beginning with the first quarter 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance of debt issuance costs are not affected by the amendments in this update. The standard will be effective for the Company beginning in the first quarter of 2016 and requires the Company to apply the new guidance on a retrospective basis on adoption. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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
The following table reconciles the basic earnings per share computation to the diluted earnings per share computation (in millions, except share and per share amounts):

	Three Months Ended
	March 31,
	2015	2014
Net income available to common stockholders for purposes of computing basic and diluted earnings per share	$100.7	$93.6
Weighted-average number of shares outstanding (in thousands):
Basic shares	110,309	110,086
Effect of dilution	218	317
Diluted shares	110,527	110,403
Earnings per share:
Basic earnings per share	$0.91	$0.85
Diluted earnings per share	$0.91	$0.85
Potentially dilutive shares excluded from the calculation (in thousands):

Stock options excluded as their inclusion would be anti-dilutive	75	68

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

4. Lease Termination Costs
During the three months ended March 31, 2015 and 2014, the Company purchased $53.7 million and $126.6 million, respectively, of equipment under existing operating leases and replacement equipment as certain operating leases expired. For the three months ended March 31, 2015 and 2014, the Company recognized $9.6 million and $29.9 million, respectively, of lease termination costs (included in operating expenses) due to the early termination of certain operating leases and the related purchase of the equipment.

5. Property and Equipment (including Concession Assets)
Property and equipment, including concession assets, and related accumulated depreciation and amortization are summarized below (in millions):

	March 31, 2015	December 31, 2014
Land	$216.5	$216.8
Concession land rights	141.2	141.2
Road property	6,404.9	6,294.7
Equipment	2,096.1	1,979.9
Technology and other	168.3	160.9
Construction in progress	208.0	241.5
Total property	9,235.0	9,035.0
Accumulated depreciation and amortization	1,929.0	1,880.3
Property and equipment (including concession assets), net	$7,306.0	$7,154.7
Concession assets, net of accumulated amortization of $491.2 million and $483.1 million, totaled $2,008.0 million and $2,007.6 million at March 31, 2015 and December 31, 2014, respectively.

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
The Company’s derivative financial instruments are measured at fair value on a recurring basis and consist of foreign currency forward and option contracts, which are classified as Level 2 instruments. The Company determines the fair value of its derivative financial instrument positions based upon pricing models using inputs observed from actively quoted markets, the contract terms, market currency exchange rates, and in the case of option contracts, volatility, the risk-free interest rate and the time to expiration. The fair value of the foreign currency derivative instruments was a liability of $13.2 million and $4.3 million at March 31, 2015 and December 31, 2014, respectively.
The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings. The carrying value of the short-term financial instruments approximates their fair value.
The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $1,962.3 million and $1,884.1 million at March 31, 2015 and December 31, 2014, respectively. The carrying value was $1,888.7 million and $1,865.8 million at March 31, 2015 and December 31, 2014, respectively. If the Company’s debt were measured at fair value, the fair value measurements of the individual debt instruments would have been classified as either Level 1 or Level 2 in the fair value hierarchy.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

7. Derivative Instruments
The Company enters into derivative transactions in certain situations based on management’s assessment of current market conditions and perceived risks. Management intends to respond to evolving business and market conditions and in doing so, may enter into such transactions as deemed appropriate.
Credit Risk. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages this risk by limiting its counterparties to large financial institutions which meet the Company’s credit rating standards and have an established banking relationship with the Company. As of March 31, 2015, the Company did not expect any losses as a result of default of its counterparties.
Foreign Currency Derivative Instruments. The Company’s Mexican subsidiaries have net U.S. dollar-denominated liabilities (primarily debt) which, for Mexican income tax purposes, are subject to periodic revaluation based on changes in the value of the Mexican peso against the U.S. dollar. This revaluation creates fluctuations in the Company’s Mexican income tax expense and the amount of income taxes paid in Mexico. The Company enters into foreign currency derivative contracts to hedge its exposure to this risk.
In the first quarter of 2015, the Company entered into foreign currency forward contracts with an aggregate notional amount of $300.0 million. These contracts mature on January 15, 2016, and obligate the Company to purchase a total of Ps.4,480.4 million at a weighted-average exchange rate of Ps.14.93 to each U.S. dollar. The Company also entered into several foreign currency option contracts known as zero-cost collars. These contracts involve the Company’s purchase of a Mexican peso call option and a simultaneous sale of a Mexican peso put option, with equivalent U.S. dollar notional amounts for each option and no net cash premium paid by the Company. These zero-cost collar contracts have an aggregate notional amount of $80.0 million. The zero-cost collar contracts mature on January 15, 2016, and have a weighted-average Mexican peso exchange call rate of Ps.15.90 to each U.S. dollar and a weighted-average Mexican peso exchange put rate of Ps.15.11 to each U.S. dollar.
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
The Company has not designated any of the foreign currency derivative contracts as hedging instruments for accounting purposes. The Company measures the foreign currency derivative contracts at fair value each period and recognizes any change in fair value in foreign exchange gain (loss) within the consolidated statements of income.
 The following table presents the fair value of derivative instruments included in the consolidated balance sheets (in millions):

	Derivative Liabilities
	Balance Sheet Location	March 31, 2015	December 31, 2014
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued liabilities	$12.5	$4.3
Foreign currency zero-cost collar contracts	Accounts payable and accrued liabilities	0.7	—
Total derivative liabilities		$13.2	$4.3

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The following table presents the amounts included in the consolidated statements of income (in millions):

	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Three months ended
		March 31,
		2015	2014
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Foreign exchange gain (loss)	$(9.4)	$3.2
Foreign currency zero-cost collar contracts	Foreign exchange gain (loss)	(0.7)	—
Total		$(10.1)	$3.2

8. Short-Term Borrowings
Commercial Paper. The commercial paper programs of The Kansas City Southern Railway Company (“KCSR”) and Kansas City Southern de Mexico, S.A. de C.V. (“KCSM”) generally serve as the primary means of short-term funding. As of March 31, 2015, KCSR had $213.0 million of commercial paper outstanding at a weighted-average interest rate of 0.746% and KCSM had no commercial paper outstanding.
Short-Term Borrowing. On October 22, 2014, Kansas City Southern International Investments, S.A. de C.V. (“KCSII”), a wholly-owned subsidiary of the Company, KCSR, and certain other subsidiaries of the Company that guaranty KCSR’s Second Amended and Restated Credit Agreement dated as of November 21, 2012 (together with the Company and KCSR, the “Guarantors”), entered into a Credit Agreement (the "KCSII Credit Agreement") with The Bank of Tokyo-Mitsubishi UFJ, Ltd., as lender ("BTM"). Pursuant to the terms of the KCSII Credit Agreement, BTM agreed to extend credit in an aggregate principal amount of up to $300.0 million, with repayment due 90 days after the borrowing date of each loan. KCSII borrowed $100.0 million on October 22, 2014, and borrowed an additional $200.0 million on December 15, 2014. The loans had a weighted-average interest rate of 1.49% and were repaid during the first quarter of 2015 using available cash.

9. Equity
The following tables summarize the changes in equity (in millions):

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity
Beginning balance	$3,755.5	$308.6	$4,064.1	$3,370.6	$306.0	$3,676.6
Net income	100.8	0.4	101.2	93.7	0.3	94.0
Other comprehensive loss	(0.4)	—	(0.4)	—	—	—
Dividends on common stock	(36.4)	—	(36.4)	(30.9)	—	(30.9)
Dividends on $25 par preferred stock	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Options exercised and stock subscribed, net of shares withheld for employee taxes	2.1	—	2.1	(4.2)	—	(4.2)
Excess tax benefit from share-based compensation	3.6	—	3.6	2.4	—	2.4
Share-based compensation	4.4	—	4.4	1.5	—	1.5
Ending balance	$3,829.5	$309.0	$4,138.5	$3,433.0	$306.3	$3,739.3

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Cash Dividends on Common Stock
On January 29, 2015, the Company’s Board of Directors declared a cash dividend of $0.330 per share payable on April 8, 2015, to common stockholders of record as of March 9, 2015. The aggregate amount of the dividend declared was $36.4 million.
The following table presents the amount of cash dividends declared per common share by the Company’s Board of Directors:

	Three Months Ended
	March 31,
	2015	2014
Cash dividends declared per common share	$0.330	$0.280

10. Commitments and Contingencies
Concession Duty. Under KCSM’s 50-year railroad concession from the Mexican government (the “Concession”), which could expire in 2047 unless extended, KCSM pays concession duty expense of 1.25% of gross revenues. For the three months ended March 31, 2015, the concession duty expense, which is recorded within materials and other in operating expenses, was $3.8 million, compared to $3.6 million for the same period in 2014.
Litigation. The Company is a party to various legal proceedings and administrative actions, all of which, except as set forth below, are of an ordinary, routine nature and incidental to its operations. Included in these proceedings are various tort claims brought by current and former employees for job-related injuries and by third parties for injuries related to railroad operations. KCS aggressively defends these matters and has established liability provisions, which management believes are adequate to cover expected costs. Although it is not possible to predict with certainty the outcome of any legal proceeding, in the opinion of management, other than those proceedings described in detail below, such proceedings and actions should not, individually, or in the aggregate, have a material adverse effect on the Company’s consolidated financial statements.
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

Kansas City Southern and Subsidiaries
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
Personal Injury. The Company’s personal injury liability is based on semi-annual actuarial studies performed on an undiscounted basis by an independent third party actuarial firm and reviewed by management. This liability is based on personal injury claims filed and an estimate of claims incurred but not yet reported. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Adjustments to the liability are reflected within operating expenses in the period in which changes to estimates are known. Personal injury claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The personal injury liability as of March 31, 2015, was based on an updated actuarial study of personal injury claims through November 30, 2014, and review of the last four months’ experience.
The personal injury liability activity was as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Balance at beginning of year	$29.3	$31.2
Accruals	2.2	2.2
Change in estimate	—	(1.3)
Payments	(0.9)	(1.6)
Balance at end of period	$30.6	$30.5
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
Tax Contingencies. Tax returns filed in the U.S. for periods after 2010 and in Mexico for periods after 2008 remain open to examination by the taxing authorities. Internal Revenue Service (the “IRS”) examinations have been completed and settled for the 2011 and 2012 U.S. federal tax returns. The Servicio de Administración Tributaria (the “SAT”), the Mexican equivalent of the IRS, is currently examining the KCSM 2009 and 2010 tax returns and the 2012 tax return of KCSM Servicios, S.A. de C.V., a wholly-owned subsidiary of KCS. The Company is litigating a Value Added Tax (“VAT”) audit assessment from the SAT for KCSM for the year ended December 31, 2005. The Company believes it is more likely than not that it will prevail in challenging the KCSM 2005 assessment. While the outcome of this matter cannot be predicted with certainty, the Company does not believe, when resolved, that this dispute will have a material effect on its consolidated financial statements. However, an unexpected adverse resolution could have a material effect on the consolidated financial statements in a particular quarter or fiscal year.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

NAFTA Rail, S. de R.L. de C.V. (NAFTA), a wholly-owned subsidiary of KCS, recorded a receivable from the SAT for VAT paid by NAFTA in connection with NAFTA’s purchase of locomotives. NAFTA subsequently collected VAT in connection with leasing these locomotives, and offset the resulting VAT payable against the existing VAT receivable. The SAT issued a resolution in 2013 which denied this offset, and assessed payment. NAFTA litigated this resolution and in January 2015 a Mexican tax court issued a favorable ruling by dismissing the SAT resolution. The SAT appealed this tax court decision in February 2015. An adverse resolution could result in the determination that approximately $13.1 million of VAT receivable recorded by NAFTA is not recoverable.
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
Mexican Legislation. In January 2015, the Mexican Regulatory Railroad Service Law was published and became effective. While the Company continues to evaluate the Mexican government’s implementation of this legislation, the Company does not believe it will have a material effect on its consolidated financial statements.
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
Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness or further weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and its operating results. If the financial condition of the Company’s customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate at March 31, 2015.
Panama Canal Railway Company (“PCRC”) Guarantees and Indemnities. At March 31, 2015, the Company had issued and outstanding $5.4 million under a standby letter of credit to fulfill its obligation to fund fifty percent of the debt service reserve and liquidity reserve established by PCRC in connection with the issuance of the 7.0% Senior Secured Notes due November 1, 2026 (the “PCRC Notes”). Additionally, KCS has pledged its shares of PCRC as security for the PCRC Notes.

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
The following tables provide information by geographic area (in millions):

	Three Months Ended
	March 31,
Revenues	2015	2014
U.S.	$311.9	$325.1
Mexico	291.2	282.3
Total revenues	$603.1	$607.4

Property and equipment (including concession assets), net	March 31, 2015	December 31, 2014
U.S.	$4,379.6	$4,311.0
Mexico	2,926.4	2,843.7
Total property and equipment (including concession assets), net	$7,306.0	$7,154.7

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

12. Condensed Consolidating Financial Information
As of March 31, 2015, KCSR had outstanding $450.0 million principal amount of 4.30% Senior Notes due May 15, 2043, and $200.0 million principal amount of 3.85% Senior Notes due November 15, 2023, which are unsecured obligations of KCSR, and are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCS and certain wholly-owned domestic subsidiaries. KCSR filed a registration statement on Form S-4 with the Securities and Exchange Commission (the “SEC”) in connection with an exchange offer with respect to the 4.30% Senior Notes and the 3.85% Senior Notes, which was declared effective on May 28, 2014. As a result, the Company is providing the accompanying condensed consolidating financial information (in millions) pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.”

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31, 2015
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$278.1	$10.0	$323.8	$(8.8)	$603.1
Operating expenses	1.2	197.2	8.7	226.6	(8.8)	424.9
Operating income (loss)	(1.2)	80.9	1.3	97.2	—	178.2
Equity in net earnings of unconsolidated affiliates	91.8	0.2	1.2	4.0	(92.8)	4.4
Interest expense	—	(20.2)	—	(10.5)	12.1	(18.6)
Foreign exchange loss	—	—	—	(11.6)	—	(11.6)
Other income (expense), net	12.0	(0.6)	—	(0.1)	(12.1)	(0.8)
Income before income taxes	102.6	60.3	2.5	79.0	(92.8)	151.6
Income tax expense	1.8	23.1	1.0	24.5	—	50.4
Net income	100.8	37.2	1.5	54.5	(92.8)	101.2
Less: Net income attributable to noncontrolling interest	—	—	0.4	—	—	0.4
Net income attributable to Kansas City Southern and subsidiaries	100.8	37.2	1.1	54.5	(92.8)	100.8
Other comprehensive loss	(0.4)	—	—	(0.4)	0.4	(0.4)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$100.4	$37.2	$1.1	$54.1	$(92.4)	$100.4

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME - (Continued)

	Three Months Ended March 31, 2014
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$284.0	$11.4	$321.9	$(9.9)	$607.4
Operating expenses	0.9	226.9	9.9	220.2	(10.5)	447.4
Operating income (loss)	(0.9)	57.1	1.5	101.7	0.6	160.0
Equity in net earnings of unconsolidated affiliates	88.5	0.3	1.0	5.0	(89.1)	5.7
Interest expense	—	(21.5)	—	(10.2)	13.0	(18.7)
Debt retirement costs	—	(2.7)	—	(3.9)	—	(6.6)
Foreign exchange gain	—	—	—	3.1	—	3.1
Other income (expense), net	13.0	0.4	—	(0.2)	(13.7)	(0.5)
Income before income taxes	100.6	33.6	2.5	95.5	(89.2)	143.0
Income tax expense	6.9	13.0	0.9	28.2	—	49.0
Net income	93.7	20.6	1.6	67.3	(89.2)	94.0
Less: Net income attributable to noncontrolling interest	—	—	0.3	—	—	0.3
Net income attributable to Kansas City Southern and subsidiaries	93.7	20.6	1.3	67.3	(89.2)	93.7
Other comprehensive income	—	—	—	—	—	—
Comprehensive income attributable to Kansas City Southern and subsidiaries	$93.7	$20.6	$1.3	$67.3	$(89.2)	$93.7
CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2015
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$1.5	$247.6	$8.6	$279.2	$(21.5)	$515.4
Investments	—	3.9	0.1	36.1	—	40.1
Investments in consolidated subsidiaries	2,704.8	(4.5)	472.7	—	(3,173.0)	—
Property and equipment (including concession assets), net	—	3,435.2	192.0	3,678.8	—	7,306.0
Other assets	1.5	43.7	—	33.9	—	79.1
Total assets	$2,707.8	$3,725.9	$673.4	$4,028.0	$(3,194.5)	$7,940.6
Liabilities and equity:
Current liabilities	$(1,145.1)	$1,448.6	$116.0	$260.4	$(21.5)	$658.4
Long-term debt	0.2	700.2	0.2	1,133.0	—	1,833.6
Deferred income taxes	10.0	842.7	132.7	179.3	—	1,164.7
Other liabilities	3.6	100.9	0.7	40.2	—	145.4
Stockholders’ equity	3,839.1	633.5	114.8	2,415.1	(3,173.0)	3,829.5
Noncontrolling interest	—	—	309.0	—	—	309.0
Total liabilities and equity	$2,707.8	$3,725.9	$673.4	$4,028.0	$(3,194.5)	$7,940.6

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS - (Continued)

	December 31, 2014
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$2.7	$281.7	$6.0	$562.5	$(34.6)	$818.3
Investments	—	3.9	—	32.5	—	36.4
Investments in consolidated subsidiaries	2,616.0	(4.3)	471.3	—	(3,083.0)	—
Property and equipment (including concession assets), net	—	3,385.5	193.3	3,575.9	—	7,154.7
Other assets	1.6	45.2	—	34.8	—	81.6
Total assets	$2,620.3	$3,712.0	$670.6	$4,205.7	$(3,117.6)	$8,091.0
Liabilities and equity:
Current liabilities	$(1,156.0)	$1,484.7	$115.6	$489.1	$(34.6)	$898.8
Long-term debt	0.2	701.0	0.2	1,139.6	—	1,841.0
Deferred income taxes	7.3	835.8	132.0	181.2	—	1,156.3
Other liabilities	3.7	94.4	0.7	32.0	—	130.8
Stockholders’ equity	3,765.1	596.1	113.5	2,363.8	(3,083.0)	3,755.5
Noncontrolling interest	—	—	308.6	—	—	308.6
Total liabilities and equity	$2,620.3	$3,712.0	$670.6	$4,205.7	$(3,117.6)	$8,091.0
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2015
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$24.3	$27.0	$0.4	$113.6	$(2.8)	$162.5
Investing activities:
Capital expenditures	—	(102.6)	(0.8)	(74.6)	—	(178.0)
Purchase or replacement of equipment under operating leases	—	—	—	(53.7)	—	(53.7)
Property investments in MSLLC	—	—	—	(1.9)	—	(1.9)
Other investing activities	(0.2)	0.1	(0.2)	(0.3)	0.4	(0.2)
Net cash used	(0.2)	(102.5)	(1.0)	(130.5)	0.4	(233.8)
Financing activities:
Proceeds from short-term borrowings	—	3,842.1	—	—	—	3,842.1
Repayment of short-term borrowings	—	(3,779.6)	—	(300.0)	—	(4,079.6)
Proceeds from issuance of long-term debt	—	—	—	30.0	—	30.0
Repayment of long-term debt	—	(0.8)	(0.1)	(6.4)	—	(7.3)
Dividends paid	(31.0)	—	—	(2.8)	2.8	(31.0)
Other financing activities	7.5	—	0.2	0.2	(0.4)	7.5
Net cash provided (used)	(23.5)	61.7	0.1	(279.0)	2.4	(238.3)
Cash and cash equivalents:
Net increase (decrease)	0.6	(13.8)	(0.5)	(295.9)	—	(309.6)
At beginning of year	0.2	29.0	0.5	318.3	—	348.0
At end of period	$0.8	$15.2	$—	$22.4	$—	$38.4

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS - (Continued)

	Three Months Ended March 31, 2014
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$21.3	$15.9	$0.4	$105.7	$—	$143.3
Investing activities:
Capital expenditures	—	(59.2)	(0.4)	(39.9)	1.5	(98.0)
Purchase or replacement of equipment under operating leases	—	(42.9)	—	(85.1)	—	(128.0)
Property investments in MSLLC	—	—	—	(19.6)	—	(19.6)
Other investing activities	(0.2)	0.6	(0.2)	6.6	(1.1)	5.7
Net cash used	(0.2)	(101.5)	(0.6)	(138.0)	0.4	(239.9)
Financing activities:
Proceeds from short-term borrowings	—	864.6	—	—	—	864.6
Repayment of short-term borrowings	—	(689.8)	—	—	—	(689.8)
Proceeds from issuance of long-term debt	—	175.0	—	—	—	175.0
Repayment of long-term debt	—	(421.1)	(0.1)	(69.2)	—	(490.4)
Dividends paid	(23.8)	—	—	—	—	(23.8)
Other financing activities	2.6	(0.8)	0.2	(2.6)	(0.4)	(1.0)
Net cash provided (used)	(21.2)	(72.1)	0.1	(71.8)	(0.4)	(165.4)
Cash and cash equivalents:
Net decrease	(0.1)	(157.7)	(0.1)	(104.1)	—	(262.0)
At beginning of year	0.4	196.1	0.2	232.8	—	429.5
At end of period	$0.3	$38.4	$0.1	$128.7	$—	$167.5

13. Subsequent Event
In April 2015, the Company entered into additional zero-cost collar contracts with an aggregate notional amount of $50.0 million. The zero-cost collar contracts mature on September 28, 2015 and have a weighted-average Mexican peso exchange call rate of Ps.15.60 to each U.S. dollar and a weighted-average Mexican peso exchange put rate of Ps.15.25 to each U.S. dollar.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion below, as well as other portions of this Form 10-Q, contain forward-looking statements that are not based upon historical information. Readers can identify these forward-looking statements by the use of such verbs as “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. Such forward-looking statements are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-Q. However, such statements are dependent on and, therefore, can be influenced by, a number of external variables over which management has little or no control, including: competition and consolidation within the transportation industry; the business environment in industries that produce and use items shipped by rail; loss of the rail concession of Kansas City Southern’s subsidiary, Kansas City Southern de México, S.A. de C.V.; the termination of, or failure to renew, agreements with customers, other railroads and third parties; interest rates; access to capital; disruptions to the Company’s technology infrastructure, including its computer systems; natural events such as severe weather, hurricanes and floods; market and regulatory responses to climate change; credit risk of customers and counterparties and their failure to meet their financial obligations; legislative and regulatory developments and disputes; rail accidents or other incidents or accidents on KCS’s rail network or at KCS’s facilities or customer facilities involving the release of hazardous materials, including toxic inhalation hazards; fluctuation in prices or availability of key materials, in particular diesel fuel; dependency on certain key suppliers of core rail equipment; changes in securities and capital markets; availability of qualified personnel; labor difficulties, including strikes and work stoppages; insufficiency of insurance to cover lost revenue, profits or other damages; acts of terrorism or risk of terrorist activities; war or risk of war; domestic and international economic conditions; political and economic conditions in Mexico and the level of trade between the United States and Mexico; increased demand and traffic congestion; the outcome of claims and litigation involving the Company or its subsidiaries; and other factors affecting the operation of the business. For more discussion about each risk factor, see Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which is on file with the U.S. Securities and Exchange Commission (File No. 1-4717) and Part I Item 1A — “Risk Factors” in the Form 10-K and any updates contained herein. Readers are strongly encouraged to consider these factors when evaluating forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the timing when, or by which, such performance or results will be achieved. As a result, actual outcomes or results could materially differ from those indicated in forward-looking statements. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements.
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
Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial position and results of operations is based upon its consolidated financial statements. The preparation of these consolidated financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets and liabilities. The Company bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the accounting for assets and liabilities that are not readily apparent from other sources. If the estimates differ materially from actual results, the impact on the consolidated financial statements may be material. The Company’s critical accounting policies are disclosed in the 2014 Annual Report on Form 10-K.
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

First Quarter Analysis
Revenues decreased 1% for the three months ended March 31, 2015, as compared to the same period in 2014, due to a 2% decrease in revenue per carload/unit, partially offset by a 1% increase in carload/unit volumes. Revenue per carload/unit decreased due to the weakening of the Mexican peso against the U.S. dollar and lower fuel surcharge, resulting from lower U.S. fuel prices. These factors were partially offset by positive pricing impacts.
Operating expenses decreased $22.5 million during the three months ended March 31, 2015, as compared to the same period in 2014, due to lower lease termination costs, lower U.S. fuel prices, and the weakening of the Mexican peso against the U.S. dollar. Expense reductions resulting from U.S. fuel prices and the weakening Mexican peso substantially offset the revenue reductions driven by these same macroeconomic factors. Increases in compensation and benefits, depreciation and casualty expenses partially offset expense decreases. Operating expenses as a percentage of revenues decreased to 70.5% for the three months ended March 31, 2015, as compared to 73.7% for the same period in 2014, due to lower lease termination costs during the three months ended March 31, 2015.
The Company reported quarterly earnings of $0.91 per diluted share on consolidated net income of $100.8 million for the three months ended March 31, 2015, compared to earnings of $0.85 per diluted share on consolidated net income of $93.7 million for the same period in 2014. The increase for the three months ended March 31, 2015, as compared to the same period in 2014, is attributable to lower lease termination costs, partially offset by higher foreign exchange loss.
2015 Revenue and Operating Income Considerations
The Company expects that its 2015 revenue growth rate will continue to be negatively affected by the weakness of the Mexican peso against the U.S. dollar and by lower U.S. fuel prices as compared to 2014. Additionally, the Company expects that revenue growth will continue to be negatively affected by lower crude oil prices, resulting in lower than expected crude oil volume growth, as well as reduced frac sand and metals volumes due to the significant decline in new U.S. drilling operations. Further, the Company expects that lower natural gas prices will continue to have a negative impact on coal volumes. As a result of these various macroeconomic factors, the Company expects revenue growth for the year ending December 31, 2015, to be in the low single-digits.
The Company expects that revenue impacts related to the weakness of the Mexican peso and by lower U.S. fuel prices will be substantially offset by reduced expense growth for expense transactions denominated in Mexican pesos and by reduced fuel expense. Further, the Company is undertaking selective cost management actions and reduced capital expenditures in response to expected lower volumes. These actions are expected to be increasingly realized over the course of the year.

Results of Operations
The following summarizes KCS’s consolidated income statement components (in millions):

	Three Months Ended		Change
	March 31,
	2015	2014
Revenues	$603.1	$607.4	$(4.3)
Operating expenses	424.9	447.4	(22.5)
Operating income	178.2	160.0	18.2
Equity in net earnings of unconsolidated affiliates	4.4	5.7	(1.3)
Interest expense	(18.6)	(18.7)	0.1
Debt retirement costs	—	(6.6)	6.6
Foreign exchange gain (loss)	(11.6)	3.1	(14.7)
Other expense, net	(0.8)	(0.5)	(0.3)
Income before income taxes	151.6	143.0	8.6
Income tax expense	50.4	49.0	1.4
Net income	101.2	94.0	7.2
Less: Net income attributable to noncontrolling interest	0.4	0.3	0.1
Net income attributable to Kansas City Southern and subsidiaries	$100.8	$93.7	$7.1

Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months Ended			Three Months Ended			Three Months Ended
	March 31,			March 31,			March 31,
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
Chemical and petroleum	$114.8	$105.2	9%	62.2	57.8	8%	$1,846	$1,820	1%
Industrial and consumer products	146.0	149.1	(2%)	81.1	83.6	(3%)	1,800	1,783	1%
Agriculture and minerals	105.6	113.4	(7%)	56.8	58.7	(3%)	1,859	1,932	(4%)
Energy	66.6	78.2	(15%)	65.8	72.3	(9%)	1,012	1,082	(6%)
Intermodal	95.0	88.0	8%	243.3	234.2	4%	390	376	4%
Automotive	54.4	52.4	4%	31.0	28.7	8%	1,755	1,826	(4%)
Carload revenues, carloads and units	582.4	586.3	(1%)	540.2	535.3	1%	$1,078	$1,095	(2%)
Other revenue	20.7	21.1	(2%)
Total revenues (i)	$603.1	$607.4	(1%)

(i) Included in revenues:
Fuel surcharge	$67.5	$78.3
Freight revenues include revenue for transportation services and fuel surcharges. Revenues decreased 1% for the three months ended March 31, 2015, as compared to the same period in 2014, due to a 2% decrease in revenue per carload/unit, partially offset by a 1% increase in carload/unit volumes. Revenue per carload/unit decreased due to the weakening of the Mexican peso against the U.S. dollar and lower fuel surcharge, partially offset by positive pricing impacts.
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
The following discussion provides an analysis of revenues by commodity group:

Revenues by commodity group for the three months ended March 31, 2015
Chemical and petroleum. Revenues increased $9.6 million for the three months ended March 31, 2015, compared to the same period in 2014, due to an 8% increase in carload/unit volumes and a 1% increase in revenue per carload/unit. Petroleum volumes increased as a result of new business and plastics volumes increased due to lower commodity prices. Revenue per carload/unit increased due to positive pricing impacts, partially offset by the weakening of the Mexican peso against the U.S. dollar and lower fuel surcharge.

Revenues by commodity group for the three months ended March 31, 2015
Industrial and consumer products. Revenues decreased $3.1 million for the three months ended March 31, 2015, compared to the same period in 2014, due to a 3% decrease in carload/unit volumes, partially offset by a 1% increase in revenue per carload/unit. Metals and scrap volumes decreased due to the decline in new drilling operations in the United States, higher imports from foreign sources and lower steel prices. These decreases were partially offset by an increase in pulp and paper volumes due to market demand. Revenues per carload/unit increased due to positive pricing impacts, partially offset by lower fuel surcharge and the weakening of the Mexican peso against the U.S. dollar.

Agriculture and minerals. Revenues decreased $7.8 million for the three months ended March 31, 2015, compared to the same period in 2014, due to a 4% decrease in revenue per carload/unit and a 3% decrease in carload/unit volumes. Grain volumes decreased as the Company benefited from business opportunities during the first quarter of 2014 as a result of weather-related U.S. rail network congestion. Revenue per carload/unit decreased due to lower fuel surcharge and the weakening of the Mexican peso against the U.S. dollar.

Stone, Clay, & Glass, 6%
Ores & Minerals 7%
Food Products 35%
Grain 52%

Energy. Revenues decreased $11.6 million for the three months ended March 31, 2015, compared to the same period in 2014, due to a 9% decrease in carload/unit volumes and a 6% decrease in revenue per carload/unit. Volumes decreased as low natural gas prices have reduced the demand for utility coal. Revenue per carload/unit decreased due to shorter average length of haul and lower fuel surcharge.

Frac Sand
22%
Crude Oil
9%
Coal &
Petroleum
Coke
15%
Utility
Coal
54%

Intermodal. Revenues increased $7.0 million for the three months ended March 31, 2015, compared to the same period in 2014, due to a 4% increase in carload/unit volumes and revenue per carload/unit. Volume growth was driven by trans-Pacific imports via the Port of Lazaro Cardenas. Revenue per carload/unit increased as a result of positive pricing impacts and increased average length of haul.
Automotive. Revenues increased $2.0 million for the three months ended March 31, 2015, compared to the same period in 2014, due to an 8% increase in carload/unit volumes, partially offset by a 4% decrease in revenue per carload/unit. Growth was driven by the opening of three automotive plants in Mexico during 2014 and an increase in import/export volumes through the Port of Lazaro Cardenas. Revenue per carload/unit decreased due to the weakening of the Mexican peso against the U.S. dollar, partially offset by increased fuel surcharge and positive pricing impacts.

Operating Expenses
Operating expenses, as shown below (in millions), decreased $22.5 million for the three months ended March 31, 2015, compared to the same period in 2014, due to lower lease termination costs, lower U.S. fuel prices and the weakening of the Mexican peso against the U.S. dollar. These decreases were partially offset by increases in compensation and benefits, depreciation and casualty expenses.

	Three Months Ended
	March 31,		Change
	2015	2014	Dollars	Percent
Compensation and benefits	$117.6	$110.6	$7.0	6%
Purchased services	58.1	55.2	2.9	5%
Fuel	81.0	103.9	(22.9)	(22%)
Equipment costs	29.1	31.7	(2.6)	(8%)
Depreciation and amortization	68.5	61.9	6.6	11%
Materials and other	61.0	54.2	6.8	13%
Lease termination costs	9.6	29.9	(20.3)	(68%)
Total operating expenses	$424.9	$447.4	$(22.5)	(5%)
Compensation and benefits. Compensation and benefits increased $7.0 million for the three months ended March 31, 2015, compared to the same period in 2014, due to annual salary rate increases, growth in headcount and higher incentive compensation. These increases were partially offset by the weakening of the Mexican peso against the U.S. dollar.
Purchased services. Purchased services expense increased $2.9 million for the three months ended March 31, 2015, compared to the same period in 2014, due to the timing of track maintenance and increased equipment repairs.
Fuel. Fuel expense decreased $22.9 million for the three months ended March 31, 2015, compared to the same period in 2014, due to lower diesel fuel prices and the effects of the weakening of the Mexican peso against the U.S. dollar. The average price per gallon, including the effects of the weakening of the Mexican peso against the U.S. dollar, was $2.46 for the three months ended March 31, 2015, compared to $3.10 for the same period in 2014.
Equipment costs. Equipment costs decreased $2.6 million for the three months ended March 31, 2015, compared to the same period in 2014, due to lower lease expense as a result of the purchase of equipment under existing operating leases and replacement equipment as certain operating leases expired, partially offset by increased car hire expense.
Depreciation and amortization. Depreciation and amortization expense increased $6.6 million for the three months ended March 31, 2015, compared to the same period in 2014, due to a larger asset base, including the purchase of equipment under existing operating leases and replacement equipment as certain operating leases expired.
Materials and other. Materials and other expense increased $6.8 million for the three months ended March 31, 2015, compared to the same period in 2014, due to an increase in casualty expense, including derailment, environmental and claims expenses. In addition, the Company recognized a reduction in personal injury expense in 2014 due a favorable settlement of a claim.
Lease termination costs. Lease termination costs were $9.6 million and $29.9 million for the three months ended March 31, 2015 and 2014, respectively, due to the early termination of certain operating leases and the related purchase of the equipment.

Non-Operating Income and Expenses
Equity in net earnings of unconsolidated affiliates. Equity in net earnings from unconsolidated affiliates decreased $1.3 million for the three months ended March 31, 2015, compared to the same period in 2014. Equity in net earnings from the operations of Panama Canal Railway Company decreased due to lower container volumes and increased drayage expense. Equity in net earnings from the operations of Ferrocarril y Terminal del Valle de Mexico, S.A. de C.V. decreased as a result of lower operating income.
Interest expense. Interest expense was relatively flat for the three months ended March 31, 2015, compared to the same period in 2014. During the three months ended March 31, 2015, the average debt and commercial paper balance and average interest rates were $2,209.9 million and 3.3%, respectively, compared to $2,104.5 million and 3.5% for the same period in 2014.
Debt retirement costs. Debt retirement costs were $6.6 million for the three months ended March 31, 2014, related to the call premiums, original issue discounts and write-off unamortized debt issuance costs associated with the Company’s various debt redemption activities. The Company did not incur debt retirement costs during the first quarter of 2015.
Foreign exchange gain (loss). For the three months ended March 31, 2015, foreign exchange loss was $11.6 million, compared to a foreign exchange gain of $3.1 million for the same period in 2014. Foreign exchange gain (loss) includes the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos and the gain (loss) on foreign currency derivative contracts.
For the three months ended March 31, 2015 and 2014, the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos resulted in a foreign exchange loss of $1.5 million and $0.1 million, respectively.
The Company enters into foreign currency derivative contracts to hedge its net exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar. For the three months ended March 31, 2015, foreign exchange loss on foreign currency derivative contracts was $10.1 million, compared to a gain of $3.2 million for the same period in 2014.
Other expense, net. Other expense, net increased $0.3 million for the three months ended March 31, 2015, compared to the same period in 2014, due to higher miscellaneous fees.
Income tax expense. Income tax expense increased $1.4 million for the three months ended March 31, 2015, compared to the same period in 2014, due to higher pre-tax income, partially offset by a lower effective tax rate. The components of the effective tax rates for the three months ended March 31, 2015, compared to the same period in 2014, are as follows:

	Three Months Ended
	March 31,
	2015	2014
Statutory rate in effect	35.0%	35.0%
Tax effect of:
Difference between U.S. and foreign tax rate	(2.8%)	(3.3%)
State and local income tax provision, net	1.4%	1.3%
Foreign exchange (i)	(1.1%)	0.2%
Other, net	0.7%	1.1%
Effective tax rate	33.2%	34.3%

(i)
Mexican income taxes are paid in Mexican pesos, and as a result, the effective income tax rate reflects fluctuations in the value of the Mexican peso against the U.S. dollar measured by the forward exchange rate. Most significantly, any gain or loss from the revaluation of net U.S. dollar-denominated monetary liabilities (primarily debt) into Mexican pesos is included in Mexican taxable income under Mexican tax law. As a result, a strengthening of the Mexican peso against the U.S. dollar for the reporting period will generally increase the Mexican cash tax obligation and the effective income tax rate, and a weakening of the Mexican peso against the U.S. dollar for the reporting period will generally decrease the Mexican cash tax obligation and the effective tax rate. To hedge its exposure to this risk, the Company enters into foreign currency derivative contracts, which are measured at fair value each period and any change in fair value is recognized in foreign exchange gain (loss) within the consolidated statements of income as described above. Refer to Note 7 Derivative Instruments for more information.

Liquidity and Capital Resources
Overview
The Company focuses its cash and capital resources on investing in the business, shareholder returns and optimizing its capital structure.
The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to debt and equity capital markets, and other available financing resources will be sufficient to fund anticipated operating expenses, capital expenditures, debt service costs, dividends and other commitments in the foreseeable future. The Company’s current financing instruments contain restrictive covenants which limit or preclude certain actions; however, the covenants are structured such that the Company has sufficient flexibility to conduct its operations. The Company was in compliance with all of its debt covenants as of March 31, 2015.
Though KCS’s cash flows from operations are expected to be sufficient to fund operations, capital expenditures, debt service and dividends, the Company may, from time to time, incur debt to refinance existing indebtedness, purchase equipment under operating leases, or to fund equipment additions or new investments.
During the three months ended March 31, 2015, the Company invested $153.0 million in capital expenditures and purchased $53.7 million of equipment under existing operating leases and replacement equipment as certain operating leases expired.
During the three months ended March 31, 2015, the Company’s Board of Directors declared quarterly cash dividends on its common stock of $0.33 per share (total of $36.4 million). Subject to the discretion of the Board of Directors, capital availability and a determination that cash dividends continue to be in the best interest of its stockholders, the Company intends to pay a quarterly dividend on an ongoing basis.
During the fourth quarter of 2014, the Company borrowed $300.0 million under a new credit agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd, which was used to reduce commercial paper borrowings and for general corporate purposes. The borrowings were repaid in the first quarter of 2015 using available cash. For additional discussion of the agreements representing the indebtedness of KCS, see “Note 9, Short-Term Borrowings” and “Note 10, Long-Term Debt” in the “Notes to the Consolidated Financial Statements” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
On March 31, 2015, total available liquidity (the unrestricted cash balance plus revolving credit facility and commercial paper program availability) was $445.4 million. As of March 31, 2015, the total cash and cash equivalents held outside of the U.S. in foreign subsidiaries was $14.3 million. The Company expects that this cash will be available to fund operations without incurring additional taxes.
Historically, the Company has been able to defer any significant U.S. federal income tax payments due to bonus depreciation. Bonus depreciation was enacted under federal tax law for qualified capital expenditures made during the years 2008 through 2014. If bonus depreciation is not extended beyond 2014, the Company will likely experience a significant increase in operating cash outflows beginning in 2016 related to the payment of U.S. federal income taxes.
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

Cash Flow Information
Summary cash flow data follows (in millions):

	Three Months Ended
	March 31,
	2015	2014
Cash flows provided by (used for):
Operating activities	$162.5	$143.3
Investing activities	(233.8)	(239.9)
Financing activities	(238.3)	(165.4)
Net decrease in cash and cash equivalents	(309.6)	(262.0)
Cash and cash equivalents beginning of year	348.0	429.5
Cash and cash equivalents end of period	$38.4	$167.5
Cash flows from operating activities increased $19.2 million for the three month period ended March 31, 2015, compared to the same period in 2014, due to increased operating income and decreased cash outflows from working capital items resulting mainly from the timing of certain payments. These increases were partially offset by the distributions from unconsolidated affiliates received in the first quarter of 2014. Net cash used for investing activities decreased $6.1 million due to lower expenditures for the purchase or replacement of equipment under existing operating leases and property investments in MSLLC in the current period, compared to same period in 2014. These decreases were offset by the increase in capital expenditures. Additional information regarding capital expenditures is provided below. During 2015, net financing cash outflows were $238.3 million due to the net repayment of short-term borrowings of $237.5 million and the payment of dividends of $31.0 million, partially offset by the net proceeds from long-term debt of $22.7 million. During 2014, net financing cash outflows were $165.4 million due to the net repayment of $315.4 million of long term debt and the payment of dividends of $23.8 million, partially offset by the net proceeds from short-term borrowings of $174.8 million.

Capital Expenditures
KCS has funded, and expects to continue to fund capital expenditures with operating cash flows and short and long-term debt.
The following table summarizes capital expenditures by type (in millions):

	Three Months Ended
	March 31,
	2015	2014
Roadway capital program	$68.8	$49.0
Locomotives and freight cars	63.2	30.1
Capacity	14.1	5.8
Information technology	4.7	3.1
Other	2.2	2.3
Total capital expenditures (accrual basis)	153.0	90.3
Change in capital accruals	25.0	7.7
Total cash capital expenditures	$178.0	$98.0

Purchase or replacement of equipment under operating leases (accrual basis)	$53.7	$126.6
Change in capital accruals	—	1.4
Total cash purchase or replacement of equipment under operating leases	$53.7	$128.0
Generally, the Company’s capital program consists of capital replacement and equipment. For 2015, internally generated cash flows and short-term borrowings are expected to fund cash capital expenditures, which are currently estimated to be between $650.0 million and $670.0 million. In addition, the Company is continuously reviewing its equipment under operating leases. Any additional purchase or replacement of equipment under operating leases during 2015 is expected to be funded with internally generated cash flows, short and/or long-term debt.

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
KCSM Servicios, S.A. de C.V. (“KCSM Servicios”), a wholly owned subsidiary of KCS, provides employee services to KCSM, and KCSM pays KCSM Servicios market-based rates for these services. KCSM Servicios’ union employees are covered by one labor agreement, which was signed on April 16, 2012, between KCSM Servicios and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (“Mexican Railroad Union”), for an indefinite period of time, for the purpose of regulating the relationship between the parties. Approximately 80% of KCSM Servicios employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other benefits are subject to negotiation every two years. The union labor negotiations with the Mexican Railroad Union have not historically resulted in any strike, boycott or other disruption in KCSM’s business operations. On October 14, 2014, compensation terms covering the period from July 1, 2014 through June 30, 2015, were finalized between KCSM Servicios and the Mexican Railroad Union.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There was no material change during the quarter from the information set forth in Part II, Item 7A. “Quantitative and Qualitative Disclosure about Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2014.

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
(b) Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
For information related to the Company’s legal proceedings, see Note 10, Commitments and Contingencies under Part I, Item 1 of this quarterly report on Form 10-Q.

Item 1A.	Risk Factors
There were no material changes during the quarter to the Risk Factors disclosed in Item 1A — “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2014.

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

101
The following unaudited financial information from Kansas City Southern’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iii) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (v) the Notes to Consolidated Financial Statements.

Exhibit No.	Description of Exhibits Incorporated by Reference
10.1
Kansas City Southern 2008 Stock Option and Performance Award Plan (Amended and Restated February 18, 2015), filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 23, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.1.

10.2
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (Employees) under the Kansas City Southern 2008 Stock Option and Performance Award Plan (Amended and Restated February 18, 2015), filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 23, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.2.

10.3
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (Independent Contractors) under the Kansas City Southern 2008 Stock Option and Performance Award Plan (Amended and Restated February 18, 2015), filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 23, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.3.

10.4
Form of Restricted Share Award Agreement (Standard Form) under the Kansas City Southern 2008 Stock Option and Performance Award Plan (Amended and Restated February 18, 2015), filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 23, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.4.

10.5
Form of Restricted Share Award Agreement (for use with the Executive Plan) under the Kansas City Southern 2008 Stock Option and Performance Award Plan (Amended and Restated February 18, 2015), filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 23, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.

10.6
Performance Share Award Agreement for David Starling dated February 18, 2015, under the Kansas City Southern 2008 Stock Option and Performance Award Plan (Amended and Restated February 18, 2015), filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 23, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.6.

10.7
Kansas City Southern Executive Plan (Amended and Restated February 18, 2015), filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 23, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.7.

10.8
Retention Agreement dated February 19, 2015, between the Company and David Starling, filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on February 23, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.8.

10.9
Employment Agreement dated February 19, 2015, between The Kansas City Southern Railway Company and Mr. Ottensmeyer, filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on February 23, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.9.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on April 21, 2015.

Kansas City Southern

/s/ MICHAEL W. UPCHURCH
Michael W. Upchurch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ MARY K. STADLER
Mary K. Stadler
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)