Form 10-Q
period 2015-06-30
KANSAS CITY SOUTHERN
filed 2015-07-17
CIK 54480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	July 14, 2015
Common Stock, $0.01 per share par value	110,360,097 Shares

Kansas City Southern and Subsidiaries
Form 10-Q
June 30, 2015

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Kansas City Southern and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In millions, except share and per share amounts) (Unaudited)
Revenues	$585.8	$649.7	$1,188.9	$1,257.1
Operating expenses:
Compensation and benefits	108.0	115.5	225.6	226.1
Purchased services	57.0	63.8	115.1	119.0
Fuel	77.5	107.7	158.5	211.6
Equipment costs	29.9	29.5	59.0	61.2
Depreciation and amortization	70.8	63.9	139.3	125.8
Materials and other	55.8	55.1	116.8	109.3
Lease termination costs	—	8.4	9.6	38.3
Total operating expenses	399.0	443.9	823.9	891.3
Operating income	186.8	205.8	365.0	365.8
Equity in net earnings of unconsolidated affiliates	5.0	5.9	9.4	11.6
Interest expense	(17.7)	(17.9)	(36.3)	(36.6)
Debt retirement costs	—	—	—	(6.6)
Foreign exchange gain (loss)	(10.5)	5.3	(22.1)	8.4
Other expense, net	(1.2)	(2.8)	(2.0)	(3.3)
Income before income taxes	162.4	196.3	314.0	339.3
Income tax expense	50.2	66.1	100.6	115.1
Net income	112.2	130.2	213.4	224.2
Less: Net income attributable to noncontrolling interest	0.4	0.4	0.8	0.7
Net income attributable to Kansas City Southern and subsidiaries	111.8	129.8	212.6	223.5
Preferred stock dividends	—	—	0.1	0.1
Net income available to common stockholders	$111.8	$129.8	$212.5	$223.4

Earnings per share:
Basic earnings per share	$1.01	$1.18	$1.93	$2.03
Diluted earnings per share	$1.01	$1.18	$1.92	$2.02

Average shares outstanding (in thousands):
Basic	110,334	110,160	110,322	110,121
Potentially dilutive common shares	181	237	200	277
Diluted	110,515	110,397	110,522	110,398
See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In millions) (Unaudited)
Net income	$112.2	$130.2	$213.4	$224.2
Other comprehensive loss:
Amortization of prior service credit, net of tax of less than $(0.1) million	—	—	(0.1)	—
Foreign currency translation adjustments, net of tax of $(0.2) million and $(0.3) million, respectively	(0.2)	—	(0.5)	—
Other comprehensive loss	(0.2)	—	(0.6)	—
Comprehensive income	112.0	130.2	212.8	224.2
Less: Comprehensive income attributable to noncontrolling interest	0.4	0.4	0.8	0.7
Comprehensive income attributable to Kansas City Southern and subsidiaries	$111.6	$129.8	$212.0	$223.5
See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(In millions, except share and per share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50.9	$348.0
Accounts receivable, net	195.3	181.6
Materials and supplies	134.1	111.0
Deferred income taxes	71.2	100.1
Other current assets	72.0	77.6
Total current assets	523.5	818.3
Investments	36.6	36.4
Property and equipment (including concession assets), net	7,419.1	7,154.7
Other assets	73.1	81.6
Total assets	$8,052.3	$8,091.0
LIABILITIES AND EQUITY
Current liabilities:
Debt due within one year	$25.2	$24.8
Short-term borrowings	291.9	450.1
Accounts payable and accrued liabilities	384.1	423.9
Total current liabilities	701.2	898.8
Long-term debt	1,828.5	1,841.0
Deferred income taxes	1,179.4	1,156.3
Other noncurrent liabilities and deferred credits	145.7	130.8
Total liabilities	3,854.8	4,026.9
Commitments and contingencies	—	—
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding	6.1	6.1
$.01 par, common stock, 400,000,000 shares authorized; 123,352,185 shares issued; 110,325,301 and 110,392,330 shares outstanding at June 30, 2015 and December 31, 2014, respectively	1.1	1.1
Additional paid-in capital	962.1	949.8
Retained earnings	2,922.6	2,801.7
Accumulated other comprehensive loss	(3.8)	(3.2)
Total stockholders’ equity	3,888.1	3,755.5
Noncontrolling interest	309.4	308.6
Total equity	4,197.5	4,064.1
Total liabilities and equity	$8,052.3	$8,091.0
See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2015	2014
	(In millions) (Unaudited)
Operating activities:
Net income	$213.4	$224.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	139.3	125.8
Deferred income taxes	54.2	58.4
Equity in net earnings of unconsolidated affiliates	(9.4)	(11.6)
Share-based compensation	8.1	4.4
Excess tax benefit from share-based compensation	(4.4)	(2.5)
Distributions from unconsolidated affiliates	7.8	15.8
Debt retirement costs	—	6.6
Changes in working capital items:
Accounts receivable	(11.7)	(12.4)
Materials and supplies	(23.2)	(4.3)
Other current assets	15.6	3.2
Accounts payable and accrued liabilities	4.8	(10.6)
Other, net	3.0	(0.7)
Net cash provided by operating activities	397.5	396.3

Investing activities:
Capital expenditures	(360.2)	(268.0)
Purchase or replacement of equipment under operating leases	(61.3)	(294.3)
Property investments in MSLLC	(3.9)	(24.8)
Proceeds from disposal of property	2.7	3.6
Other, net	(20.8)	3.9
Net cash used for investing activities	(443.5)	(579.6)

Financing activities:
Proceeds from short-term borrowings	8,409.6	5,081.5
Repayment of short-term borrowings	(8,568.6)	(4,761.1)
Proceeds from issuance of long-term debt	40.0	175.0
Repayment of long-term debt	(52.3)	(495.4)
Dividends paid	(67.5)	(54.8)
Shares repurchased	(20.6)	—
Debt costs	—	(4.1)
Excess tax benefit from share-based compensation	4.4	2.5
Proceeds from employee stock plans	3.9	0.4
Net cash used for financing activities	(251.1)	(56.0)
Cash and cash equivalents:
Net decrease during each period	(297.1)	(239.3)
At beginning of year	348.0	429.5
At end of period	$50.9	$190.2
See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements
For purposes of this report, “KCS” or the “Company” may refer to Kansas City Southern or, as the context requires, to one or more subsidiaries of Kansas City Southern.

1. Basis of Presentation
In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring adjustments) necessary to fairly present the results for interim periods in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three and six months ended June 30, 2015, are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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
The following table reconciles the basic earnings per share computation to the diluted earnings per share computation (in millions, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income available to common stockholders for purposes of computing basic and diluted earnings per share	$111.8	$129.8	$212.5	$223.4
Weighted-average number of shares outstanding (in thousands):
Basic shares	110,334	110,160	110,322	110,121
Effect of dilution	181	237	200	277
Diluted shares	110,515	110,397	110,522	110,398
Earnings per share:
Basic earnings per share	$1.01	$1.18	$1.93	$2.03
Diluted earnings per share	$1.01	$1.18	$1.92	$2.02

Potentially dilutive shares excluded from the calculation (in thousands):

Stock options excluded as their inclusion would be anti-dilutive	125	67	74	52

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

4. Lease Termination Costs
During the six months ended June 30, 2015 and 2014, the Company purchased $61.3 million and $297.3 million, respectively, of equipment under existing operating leases and replacement equipment as certain operating leases expired. The Company did not incur lease termination costs for the three months ended June 30, 2015, and for the three months ended June 30, 2014, recognized $8.4 million of lease termination costs (included in operating expenses) due to the early termination of certain operating leases and the related purchase of the equipment. For the six months ended June 30, 2015 and 2014, the Company recognized $9.6 million and $38.3 million, respectively, of lease termination costs.

5. Property and Equipment (including Concession Assets)
Property and equipment, including concession assets, and related accumulated depreciation and amortization are summarized below (in millions):

	June 30, 2015	December 31, 2014
Land	$217.8	$216.8
Concession land rights	141.2	141.2
Road property	6,519.1	6,294.7
Equipment	2,146.5	1,979.9
Technology and other	170.5	160.9
Construction in progress	202.6	241.5
Total property	9,397.7	9,035.0
Accumulated depreciation and amortization	1,978.6	1,880.3
Property and equipment (including concession assets), net	$7,419.1	$7,154.7
Concession assets, net of accumulated amortization of $501.4 million and $483.1 million, totaled $2,010.7 million and $2,007.6 million at June 30, 2015 and December 31, 2014, respectively.

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
The Company’s derivative financial instruments are measured at fair value on a recurring basis and consist of foreign currency forward and option contracts, which are classified as Level 2 instruments. The Company determines the fair value of its derivative financial instrument positions based upon pricing models using inputs observed from actively quoted markets, the contract terms, market currency exchange rates, and in the case of option contracts, volatility, the risk-free interest rate and the time to expiration. The fair value of the foreign currency derivative instruments was a liability of $22.5 million and $4.3 million at June 30, 2015 and December 31, 2014, respectively.
The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings. The carrying value of the short-term financial instruments approximates their fair value.
The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $1,838.7 million and $1,884.1 million at June 30, 2015 and December 31, 2014, respectively. The carrying value was $1,853.7 million and $1,865.8 million at June 30, 2015 and December 31, 2014, respectively. If the Company’s debt were measured at fair value, the fair value measurements of the individual debt instruments would have been classified as either Level 1 or Level 2 in the fair value hierarchy.

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
Credit Risk. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages this risk by limiting its counterparties to large financial institutions which meet the Company’s credit rating standards and have an established banking relationship with the Company. As of June 30, 2015, the Company did not expect any losses as a result of default of its counterparties.
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
In the first quarter of 2015, the Company entered into foreign currency forward contracts with an aggregate notional amount of $300.0 million. These contracts mature on January 15, 2016, and obligate the Company to purchase a total of Ps.4,480.4 million at a weighted-average exchange rate of Ps.14.93 to each U.S. dollar. In the first half of 2015, the Company also entered into several foreign currency option contracts known as zero-cost collars. These contracts involve the Company’s purchase of a Mexican peso call option and a simultaneous sale of a Mexican peso put option, with equivalent U.S. dollar notional amounts for each option and no net cash premium paid by the Company. Zero-cost collar contracts with an aggregate notional amount of $50.0 million and $80.0 million will mature on September 28, 2015 and January 15, 2016, respectively. The zero-cost collar contracts have a weighted-average Mexican peso call rate of Ps.15.79 to each U.S. dollar and a weighted-average Mexican peso put rate of Ps.15.16 to each U.S. dollar.
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
 The following table presents the fair value of derivative instruments included in the consolidated balance sheets (in millions):

	Derivative Liabilities
	Balance Sheet Location	June 30, 2015	December 31, 2014
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued liabilities	$19.4	$4.3
Foreign currency zero-cost collar contracts	Accounts payable and accrued liabilities	3.1	—
Total derivative liabilities		$22.5	$4.3

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The following table presents the amounts included in the consolidated statements of income (in millions):

	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Three months ended		Six months ended
		June 30,		June 30,
		2015	2014	2015	2014
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Foreign exchange gain (loss)	$(6.9)	$5.5	$(16.3)	$8.7
Foreign currency zero-cost collar contracts	Foreign exchange gain (loss)	(2.4)	—	(3.1)	—
Total		$(9.3)	$5.5	$(19.4)	$8.7

8. Short-Term Borrowings
Commercial Paper. The commercial paper programs of The Kansas City Southern Railway Company (“KCSR”) and Kansas City Southern de Mexico, S.A. de C.V. (“KCSM”) generally serve as the primary means of short-term funding. As of June 30, 2015, KCSR had $291.9 million of commercial paper outstanding at a weighted-average interest rate of 0.720% and KCSM had no commercial paper outstanding.
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

9. Equity
The following tables summarize the changes in equity (in millions):

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity
Beginning balance	$3,829.5	$309.0	$4,138.5	$3,433.0	$306.3	$3,739.3
Net income	111.8	0.4	112.2	129.8	0.4	130.2
Other comprehensive loss	(0.2)	—	(0.2)	—	—	—
Dividends on common stock	(36.5)	—	(36.5)	(30.9)	—	(30.9)
Dividends on $25 par preferred stock	—	—	—	—	—	—
Share repurchases	(20.6)	—	(20.6)	—	—	—
Options exercised and stock subscribed, net of shares withheld for employee taxes	(0.4)	—	(0.4)	0.2	—	0.2
Excess tax benefit from share-based compensation	0.8	—	0.8	0.1	—	0.1
Share-based compensation	3.7	—	3.7	2.9	—	2.9
Ending balance	$3,888.1	$309.4	$4,197.5	$3,535.1	$306.7	$3,841.8

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity
Beginning balance	$3,755.5	$308.6	$4,064.1	$3,370.6	$306.0	$3,676.6
Net income	212.6	0.8	213.4	223.5	0.7	224.2
Other comprehensive loss	(0.6)	—	(0.6)	—	—	—
Dividends on common stock	(72.9)	—	(72.9)	(61.8)	—	(61.8)
Dividends on $25 par preferred stock	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Share repurchases	(20.6)	—	(20.6)	—	—	—
Options exercised and stock subscribed, net of shares withheld for employee taxes	1.7	—	1.7	(4.0)	—	(4.0)
Excess tax benefit from share-based compensation	4.4	—	4.4	2.5	—	2.5
Share-based compensation	8.1	—	8.1	4.4	—	4.4
Ending balance	$3,888.1	$309.4	$4,197.5	$3,535.1	$306.7	$3,841.8
Share Repurchase Program
In May 2015, the Company announced a share repurchase program of up to $500.0 million, which expires on June 30, 2017. Management's assessment of market conditions, available liquidity and other factors will determine the timing and volume of repurchases. Future share repurchases are expected to be funded by cash on hand, cash generated from operations and debt. During the second quarter of 2015, KCS repurchased 222,131 shares of common stock for $20.6 million at an average price of $92.71 per share under this program. The excess of repurchase price over par value is allocated between additional paid-in capital and retained earnings.
Cash Dividends on Common Stock
On May 8, 2015, the Company’s Board of Directors declared a cash dividend of $0.330 per share payable on July 8, 2015, to common stockholders of record as of June 8, 2015. The aggregate amount of the dividends declared for the three and six months ended June 30, 2015 was $36.5 million and $72.9 million, respectively.
The following table presents the amount of cash dividends declared per common share by the Company’s Board of Directors:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Cash dividends declared per common share	$0.330	$0.280	$0.660	$0.560

10. Commitments and Contingencies
Concession Duty. Under KCSM’s 50-year railroad concession from the Mexican government (the “Concession”), which could expire in 2047 unless extended, KCSM pays concession duty expense of 1.25% of gross revenues. For the three and six months ended June 30, 2015, the concession duty expense, which is recorded within materials and other in operating expenses, was $3.9 million and $7.7 million, respectively, compared to $4.0 million and $7.6 million for the same periods in 2014.
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

On April 15, 2014, a putative securities class action lawsuit was filed in the United States District Court for the Western District of Missouri against the Company and certain of its current and former officers and directors. The securities class action is styled as Gross v. Kansas City Southern, et al., 4:14-cv-00345-BCW. On April 16, 2014, the first of two shareholder derivative actions purportedly brought on behalf of the Company (which is named as a “nominal defendant”) was filed in the United States District Court for the Western District of Missouri against certain of the Company’s current and former directors and officers. The first derivative action is styled as Webster v. Starling, et al., 4:14-cv-00349-BCW. The second derivative action was filed on June 6, 2014, and is styled as Lerner v. Starling, et al., 4:14-cv-00509-BCW. The complaints allege, among other things, that the Company made misrepresentations or omitted to disclose certain facts in connection with its volume guidance for fiscal year 2013. Pursuant to a joint agreement between the parties, these cases were dismissed by the District Court on June 30, 2015. These disputes were resolved without payment by the Company.
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
Personal Injury. The Company’s personal injury liability is based on semi-annual actuarial studies performed on an undiscounted basis by an independent third party actuarial firm and reviewed by management. This liability is based on personal injury claims filed and an estimate of claims incurred but not yet reported. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Adjustments to the liability are reflected within operating expenses in the period in which changes to estimates are known. Personal injury claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The personal injury liability as of June 30, 2015, was based on an updated actuarial study of personal injury claims through May 31, 2015, and review of the June 2015 experience.
The personal injury liability activity was as follows (in millions):

	Six Months Ended June 30,
	2015	2014
Balance at beginning of year	$29.3	$31.2
Accruals	4.4	4.4
Change in estimate	(3.5)	(0.7)
Payments	(3.2)	(3.8)
Balance at end of period	$27.0	$31.1

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
Tax Contingencies. Tax returns filed in the U.S. for periods after 2010 and in Mexico for periods after 2008 remain open to examination by the taxing authorities. Internal Revenue Service (the “IRS”) examinations have been completed and settled for the 2011 and 2012 U.S. federal tax returns. The Servicio de Administración Tributaria (the “SAT”), the Mexican equivalent of the IRS, is currently examining the KCSM 2009 and 2010 tax returns and the 2012 and 2013 tax returns of KCSM Servicios, S.A. de C.V., a wholly-owned subsidiary of KCS. The Company is litigating a Value Added Tax (“VAT”) audit assessment from the SAT for KCSM for the year ended December 31, 2005. The Company believes it is more likely than not that it will prevail in challenging the KCSM 2005 assessment. While the outcome of this matter cannot be predicted with certainty, the Company does not believe, when resolved, that this dispute will have a material effect on its consolidated financial statements. However, an unexpected adverse resolution could have a material effect on the consolidated financial statements in a particular quarter or fiscal year.
NAFTA Rail, S. de R.L. de C.V. (NAFTA), a wholly-owned subsidiary of KCS, recorded a receivable from the SAT for VAT paid by NAFTA in connection with NAFTA’s purchase of locomotives. NAFTA subsequently collected VAT in connection with leasing these locomotives, and offset the resulting VAT payable against the existing VAT receivable. The SAT issued a resolution in 2013 which denied this offset, and assessed payment. NAFTA litigated this resolution and in January 2015 a Mexican tax court issued a favorable ruling by dismissing the SAT resolution. The SAT appealed this tax court decision in February 2015. In June 2015, the SAT appeal was dismissed by the court. This court decision validates NAFTA’s ability to offset VAT payables against the existing VAT receivable.
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness or further weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and its operating results. If the financial condition of the Company’s customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate at June 30, 2015.
Panama Canal Railway Company (“PCRC”) Guarantees and Indemnities. At June 30, 2015, the Company had issued and outstanding $5.4 million under a standby letter of credit to fulfill its obligation to fund fifty percent of the debt service reserve and liquidity reserve established by PCRC in connection with the issuance of the 7.0% Senior Secured Notes due November 1, 2026 (the “PCRC Notes”). Additionally, KCS has pledged its shares of PCRC as security for the PCRC Notes.

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
The following tables provide information by geographic area (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues	2015	2014	2015	2014
U.S.	$287.4	$344.0	$599.3	$669.1
Mexico	298.4	305.7	589.6	588.0
Total revenues	$585.8	$649.7	$1,188.9	$1,257.1

Property and equipment (including concession assets), net			June 30, 2015	December 31, 2014
U.S.			$4,455.4	$4,311.0
Mexico			2,963.7	2,843.7
Total property and equipment (including concession assets), net			$7,419.1	$7,154.7

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

12. Condensed Consolidating Financial Information
As of June 30, 2015, KCSR had outstanding $450.0 million principal amount of 4.30% Senior Notes due May 15, 2043, and $200.0 million principal amount of 3.85% Senior Notes due November 15, 2023, which are unsecured obligations of KCSR, and are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCS and certain wholly-owned domestic subsidiaries. KCSR filed a registration statement on Form S-4 with the Securities and Exchange Commission (the “SEC”) in connection with an exchange offer with respect to the 4.30% Senior Notes and the 3.85% Senior Notes, which was declared effective on May 28, 2014. As a result, the Company is providing the accompanying condensed consolidating financial information (in millions) pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.”

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30, 2015
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$254.7	$10.9	$329.7	$(9.5)	$585.8
Operating expenses	1.8	185.3	9.4	212.0	(9.5)	399.0
Operating income (loss)	(1.8)	69.4	1.5	117.7	—	186.8
Equity in net earnings of unconsolidated affiliates	107.4	0.1	1.1	4.5	(108.1)	5.0
Interest expense	(0.1)	(19.5)	—	(9.5)	11.4	(17.7)
Foreign exchange loss	—	—	—	(10.5)	—	(10.5)
Other income (expense), net	11.4	(1.2)	—	—	(11.4)	(1.2)
Income before income taxes	116.9	48.8	2.6	102.2	(108.1)	162.4
Income tax expense	5.1	18.7	1.0	25.4	—	50.2
Net income	111.8	30.1	1.6	76.8	(108.1)	112.2
Less: Net income attributable to noncontrolling interest	—	—	0.4	—	—	0.4
Net income attributable to Kansas City Southern and subsidiaries	111.8	30.1	1.2	76.8	(108.1)	111.8
Other comprehensive loss	(0.2)	—	—	(0.4)	0.4	(0.2)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$111.6	$30.1	$1.2	$76.4	$(107.7)	$111.6

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME - (Continued)

	Three Months Ended June 30, 2014
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$302.3	$12.3	$345.4	$(10.3)	$649.7
Operating expenses	4.2	219.3	10.1	221.1	(10.8)	443.9
Operating income (loss)	(4.2)	83.0	2.2	124.3	0.5	205.8
Equity in net earnings of unconsolidated affiliates	127.0	0.3	1.1	5.5	(128.0)	5.9
Interest expense	—	(20.8)	—	(9.7)	12.6	(17.9)
Foreign exchange gain	—	—	—	5.3	—	5.3
Other income (expense), net	12.5	—	—	(2.3)	(13.0)	(2.8)
Income before income taxes	135.3	62.5	3.3	123.1	(127.9)	196.3
Income tax expense	5.5	23.9	1.3	35.4	—	66.1
Net income	129.8	38.6	2.0	87.7	(127.9)	130.2
Less: Net income attributable to noncontrolling interest	—	—	0.4	—	—	0.4
Net income attributable to Kansas City Southern and subsidiaries	129.8	38.6	1.6	87.7	(127.9)	129.8
Other comprehensive income	—	0.1	—	0.1	(0.2)	—
Comprehensive income attributable to Kansas City Southern and subsidiaries	$129.8	$38.7	$1.6	$87.8	$(128.1)	$129.8

	Six Months Ended June 30, 2015
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$532.8	$20.9	$653.5	$(18.3)	$1,188.9
Operating expenses	3.0	382.5	18.1	438.6	(18.3)	823.9
Operating income (loss)	(3.0)	150.3	2.8	214.9	—	365.0
Equity in net earnings of unconsolidated affiliates	199.2	0.3	2.3	8.5	(200.9)	9.4
Interest expense	0.1	(39.7)	—	(20.0)	23.3	(36.3)
Foreign exchange loss	—	—	—	(22.1)	—	(22.1)
Other income (expense), net	23.2	(1.8)	—	(0.1)	(23.3)	(2.0)
Income before income taxes	219.5	109.1	5.1	181.2	(200.9)	314.0
Income tax expense	6.9	41.8	2.0	49.9	—	100.6
Net income	212.6	67.3	3.1	131.3	(200.9)	213.4
Less: Net income attributable to noncontrolling interest	—	—	0.8	—	—	0.8
Net income attributable to Kansas City Southern and subsidiaries	212.6	67.3	2.3	131.3	(200.9)	212.6
Other comprehensive loss	(0.6)	—	—	(0.8)	0.8	(0.6)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$212.0	$67.3	$2.3	$130.5	$(200.1)	$212.0

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME - (Continued)

	Six Months Ended June 30, 2014
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$586.3	$23.7	$667.3	$(20.2)	$1,257.1
Operating expenses	5.1	446.2	20.0	441.3	(21.3)	891.3
Operating income (loss)	(5.1)	140.1	3.7	226.0	1.1	365.8
Equity in net earnings of unconsolidated affiliates	215.5	0.6	2.1	10.5	(217.1)	11.6
Interest expense	—	(42.3)	—	(19.9)	25.6	(36.6)
Debt retirement costs	—	(2.7)	—	(3.9)	—	(6.6)
Foreign exchange gain	—	—	—	8.4	—	8.4
Other income (expense), net	25.5	0.4	—	(2.5)	(26.7)	(3.3)
Income before income taxes	235.9	96.1	5.8	218.6	(217.1)	339.3
Income tax expense	12.4	36.9	2.2	63.6	—	115.1
Net income	223.5	59.2	3.6	155.0	(217.1)	224.2
Less: Net income attributable to noncontrolling interest	—	—	0.7	—	—	0.7
Net income attributable to Kansas City Southern and subsidiaries	223.5	59.2	2.9	155.0	(217.1)	223.5
Other comprehensive income	—	0.1	—	0.1	(0.2)	—
Comprehensive income attributable to Kansas City Southern and subsidiaries	$223.5	$59.3	$2.9	$155.1	$(217.3)	$223.5
CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2015
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$3.0	$225.3	$5.8	$303.6	$(14.2)	$523.5
Investments	—	3.9	—	32.7	—	36.6
Investments in consolidated subsidiaries	2,804.9	(4.9)	474.0	—	(3,274.0)	—
Property and equipment (including concession assets), net	—	3,509.7	190.1	3,719.3	—	7,419.1
Other assets	1.6	42.3	—	29.2	—	73.1
Total assets	$2,809.5	$3,776.3	$669.9	$4,084.8	$(3,288.2)	$8,052.3
Liabilities and equity:
Current liabilities	$(1,108.8)	$1,465.5	$110.5	$248.2	$(14.2)	$701.2
Long-term debt	0.2	699.4	0.1	1,128.8	—	1,828.5
Deferred income taxes	16.7	847.5	133.6	181.6	—	1,179.4
Other liabilities	3.7	100.5	0.1	41.4	—	145.7
Stockholders’ equity	3,897.7	663.4	116.2	2,484.8	(3,274.0)	3,888.1
Noncontrolling interest	—	—	309.4	—	—	309.4
Total liabilities and equity	$2,809.5	$3,776.3	$669.9	$4,084.8	$(3,288.2)	$8,052.3

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS - (Continued)

	December 31, 2014
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$2.7	$281.7	$6.0	$562.5	$(34.6)	$818.3
Investments	—	3.9	—	32.5	—	36.4
Investments in consolidated subsidiaries	2,616.0	(4.3)	471.3	—	(3,083.0)	—
Property and equipment (including concession assets), net	—	3,385.5	193.3	3,575.9	—	7,154.7
Other assets	1.6	45.2	—	34.8	—	81.6
Total assets	$2,620.3	$3,712.0	$670.6	$4,205.7	$(3,117.6)	$8,091.0
Liabilities and equity:
Current liabilities	$(1,156.0)	$1,484.7	$115.6	$489.1	$(34.6)	$898.8
Long-term debt	0.2	701.0	0.2	1,139.6	—	1,841.0
Deferred income taxes	7.3	835.8	132.0	181.2	—	1,156.3
Other liabilities	3.7	94.4	0.7	32.0	—	130.8
Stockholders’ equity	3,765.1	596.1	113.5	2,363.8	(3,083.0)	3,755.5
Noncontrolling interest	—	—	308.6	—	—	308.6
Total liabilities and equity	$2,620.3	$3,712.0	$670.6	$4,205.7	$(3,117.6)	$8,091.0
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2015
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$80.1	$48.1	$0.6	$278.5	$(9.8)	$397.5
Investing activities:
Capital expenditures	—	(208.9)	(0.9)	(150.4)	—	(360.2)
Purchase or replacement of equipment under operating leases	—	—	—	(61.3)	—	(61.3)
Property investments in MSLLC	—	—	—	(3.9)	—	(3.9)
Other investing activities	(0.4)	(2.3)	(0.4)	(15.8)	0.8	(18.1)
Net cash used	(0.4)	(211.2)	(1.3)	(231.4)	0.8	(443.5)
Financing activities:
Proceeds from short-term borrowings	—	8,409.6	—	—	—	8,409.6
Repayment of short-term borrowings	—	(8,268.6)	—	(300.0)	—	(8,568.6)
Proceeds from issuance of long-term debt	—	—	—	40.0	—	40.0
Repayment of long-term debt	—	(1.6)	(0.1)	(50.6)	—	(52.3)
Dividends paid	(67.5)	—	—	(9.8)	9.8	(67.5)
Shares repurchased	(20.6)	—	—	—	—	(20.6)
Other financing activities	8.3	—	0.4	0.4	(0.8)	8.3
Net cash provided (used)	(79.8)	139.4	0.3	(320.0)	9.0	(251.1)
Cash and cash equivalents:
Net decrease	(0.1)	(23.7)	(0.4)	(272.9)	—	(297.1)
At beginning of year	0.2	29.0	0.5	318.3	—	348.0
At end of period	$0.1	$5.3	$0.1	$45.4	$—	$50.9

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS - (Continued)

	Six Months Ended June 30, 2014
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$52.3	$106.9	$0.8	$242.3	$(6.0)	$396.3
Investing activities:
Capital expenditures	—	(180.3)	(0.7)	(88.5)	1.5	(268.0)
Purchase or replacement of equipment under operating leases	—	(196.1)	—	(98.2)	—	(294.3)
Property investments in MSLLC	—	—	—	(24.8)	—	(24.8)
Other investing activities	(0.7)	8.5	(0.5)	0.5	(0.3)	7.5
Net cash used	(0.7)	(367.9)	(1.2)	(211.0)	1.2	(579.6)
Financing activities:
Proceeds from short-term borrowings	—	5,081.5	—	—	—	5,081.5
Repayment of short-term borrowings	—	(4,761.1)	—	—	—	(4,761.1)
Proceeds from issuance of long-term debt	—	175.0	—	—	—	175.0
Repayment of long-term debt	—	(421.9)	(0.1)	(73.4)	—	(495.4)
Dividends paid	(54.8)	—	—	(6.0)	6.0	(54.8)
Other financing activities	2.9	(1.0)	0.5	(2.4)	(1.2)	(1.2)
Net cash provided (used)	(51.9)	72.5	0.4	(81.8)	4.8	(56.0)
Cash and cash equivalents:
Net decrease	(0.3)	(188.5)	—	(50.5)	—	(239.3)
At beginning of year	0.4	196.1	0.2	232.8	—	429.5
At end of period	$0.1	$7.6	$0.2	$182.3	$—	$190.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Second Quarter Analysis
Revenues decreased 10% for the three months ended June 30, 2015, as compared to the same period in 2014, due to a 6% decrease in carload/unit volumes and a 4% decrease in revenue per carload/unit. Revenue per carload/unit decreased due to the weakening of the Mexican peso against the U.S. dollar and lower fuel surcharge, resulting from lower U.S. fuel prices. Energy revenue decreased by 46% due to lower volumes in utility coal as a result of lower natural gas prices. Low crude oil prices have resulted in lower than expected crude oil volume growth and in reduced frac sand and metals volumes due to the significant decline in new U.S. drilling operations. In addition, the Company also experienced service-related issues, which negatively affected revenue in certain commodities. Due to the uncertainty around energy-related markets, foreign exchange impacts and U.S. fuel prices, the Company withdrew its 2015 revenue and volume guidance on May 14, 2015.
Operating expenses decreased $44.9 million during the three months ended June 30, 2015, as compared to the same period in 2014, due to lower U.S. fuel prices, the weakening of the Mexican peso against the U.S. dollar and lower lease termination costs. Expense reductions resulting from U.S. fuel prices and the weakening Mexican peso largely offset the revenue reductions driven by these same macroeconomic factors. Expense reductions were partially offset by increased depreciation expense. Operating expenses as a percentage of revenues was 68.1% for the three months ended June 30, 2015, compared to 68.3% for the same period in 2014.
The Company reported quarterly earnings of $1.01 per diluted share on consolidated net income of $111.8 million for the three months ended June 30, 2015, compared to earnings of $1.18 per diluted share on consolidated net income of $129.8 million for the same period in 2014, due to decreased operating income.
In May 2015, the Company announced a share repurchase program of up to $500.0 million, which expires on June 30, 2017. Management's assessment of market conditions, available liquidity and other factors will determine the timing and volume of repurchases. Future share repurchases are expected to be funded by cash on hand, cash generated from operations and debt. During the second quarter of 2015, KCS repurchased 222,131 shares of common stock for $20.6 million at an average price of $92.71 per share under this program.

Results of Operations
The following summarizes KCS’s consolidated income statement components (in millions):

	Three Months Ended		Change Dollars
	June 30,
	2015	2014
Revenues	$585.8	$649.7	$(63.9)
Operating expenses	399.0	443.9	(44.9)
Operating income	186.8	205.8	(19.0)
Equity in net earnings of unconsolidated affiliates	5.0	5.9	(0.9)
Interest expense	(17.7)	(17.9)	0.2
Foreign exchange gain (loss)	(10.5)	5.3	(15.8)
Other expense, net	(1.2)	(2.8)	1.6
Income before income taxes	162.4	196.3	(33.9)
Income tax expense	50.2	66.1	(15.9)
Net income	112.2	130.2	(18.0)
Less: Net income attributable to noncontrolling interest	0.4	0.4	—
Net income attributable to Kansas City Southern and subsidiaries	$111.8	$129.8	$(18.0)

	Six Months Ended		Change
	June 30,
	2015	2014
Revenues	$1,188.9	$1,257.1	$(68.2)
Operating expenses	823.9	891.3	(67.4)
Operating income	365.0	365.8	(0.8)
Equity in net earnings of unconsolidated affiliates	9.4	11.6	(2.2)
Interest expense	(36.3)	(36.6)	0.3
Debt retirement costs	—	(6.6)	6.6
Foreign exchange gain (loss)	(22.1)	8.4	(30.5)
Other expense, net	(2.0)	(3.3)	1.3
Income before income taxes	314.0	339.3	(25.3)
Income tax expense	100.6	115.1	(14.5)
Net income	213.4	224.2	(10.8)
Less: Net income attributable to noncontrolling interest	0.8	0.7	0.1
Net income attributable to Kansas City Southern and subsidiaries	$212.6	$223.5	$(10.9)

Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months Ended			Three Months Ended			Three Months Ended
	June 30,			June 30,			June 30,
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
Chemical and petroleum	$116.0	$115.1	1%	62.8	64.2	(2%)	$1,847	$1,793	3%
Industrial and consumer products	144.6	156.2	(7%)	82.8	89.3	(7%)	1,746	1,749	—
Agriculture and minerals	104.5	114.9	(9%)	58.9	60.3	(2%)	1,774	1,905	(7%)
Energy	44.2	81.4	(46%)	51.9	73.5	(29%)	852	1,107	(23%)
Intermodal	97.9	98.7	(1%)	250.0	254.5	(2%)	392	388	1%
Automotive	55.0	59.6	(8%)	30.8	31.8	(3%)	1,786	1,874	(5%)
Carload revenues, carloads and units	562.2	625.9	(10%)	537.2	573.6	(6%)	$1,047	$1,091	(4%)
Other revenue	23.6	23.8	(1%)
Total revenues (i)	$585.8	$649.7	(10%)

(i) Included in revenues:
Fuel surcharge	$55.8	$86.9

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Six Months Ended			Six Months Ended			Six Months Ended
	June 30,			June 30,			June 30,
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
Chemical and petroleum	$230.8	$220.3	5%	125.0	122.0	2%	$1,846	$1,806	2%
Industrial and consumer products	290.6	305.3	(5%)	163.9	172.9	(5%)	1,773	1,766	—
Agriculture and minerals	210.1	228.3	(8%)	115.7	119.0	(3%)	1,816	1,918	(5%)
Energy	110.8	159.6	(31%)	117.7	145.8	(19%)	941	1,095	(14%)
Intermodal	192.9	186.7	3%	493.3	488.7	1%	391	382	2%
Automotive	109.4	112.0	(2%)	61.8	60.5	2%	1,770	1,851	(4%)
Carload revenues, carloads and units	1,144.6	1,212.2	(6%)	1,077.4	1,108.9	(3%)	$1,062	$1,093	(3%)
Other revenue	44.3	44.9	(1%)
Total revenues (i)	$1,188.9	$1,257.1	(5%)

(i) Included in revenues:
Fuel surcharge	$123.3	$165.2
Freight revenues include revenue for transportation services and fuel surcharges. For the three months ended June 30, 2015, revenues and carload/unit volumes decreased 10% and 6%, respectively, compared to the same period in 2014. For the six months ended June 30, 2015, revenues and carload/unit volumes decreased 5% and 3%, respectively, compared to the same period in 2014. Energy revenue decreased 46% and 31% for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, driven by lower volumes in utility coal due to lower natural gas prices. Low crude oil prices have resulted in lower than expected crude oil volume growth and in reduced frac sand and metals volumes due to the significant decline in new U.S. drilling operations. In addition, the Company also experienced service-related issues, which negatively affected revenue in certain commodities.
Revenue per carload/unit decreased 4% and 3% for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, due to the weakening of the Mexican peso against the U.S. dollar and lower fuel surcharge, partially offset by positive pricing impacts.
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
The following discussion provides an analysis of revenues by commodity group:

Revenues by commodity group for the three months ended June 30, 2015
Chemical and petroleum. Revenues increased $0.9 million for the three months ended June 30, 2015, compared to the same period in 2014, due to a 3% increase in revenue per carload/unit, partially offset by a 2% decrease in carload/unit volumes. Revenues increased $10.5 million for the six months ended June 30, 2015, compared to the same period in 2014, due to a 2% increase in revenue per carload/unit and carload/unit volumes. Petroleum volumes increased as a result of new business and plastics volumes increased due to lower commodity prices. Chemical volumes decreased in the second quarter of 2015 as a result of moving soda ash earlier in 2015 than in 2014. Revenue per carload/unit increased due to positive pricing impacts, partially offset by lower fuel surcharge and the weakening of the Mexican peso against the U.S. dollar.

Revenues by commodity group for the three months ended June 30, 2015
Industrial and consumer products. Revenues decreased $11.6 million for the three months ended June 30, 2015, compared to the same period in 2014, due to a 7% decrease in carload/unit volumes. Revenues decreased $14.7 million for the six months ended June 30, 2015, compared to the same period in 2014, due to a 5% decrease in carload/unit volumes. Metals and scrap volumes decreased due to the decline in new drilling operations in the U.S., higher imports from foreign sources and lower steel prices. Revenue per carload/unit was flat as positive pricing impacts were offset by lower fuel surcharge and the weakening of the Mexican peso against the U.S. dollar.

Agriculture and minerals. Revenues decreased $10.4 million for the three months ended June 30, 2015, compared to the same period in 2014, due to a 7% decrease in revenue per carload/unit and a 2% decrease in carload/unit volumes. Revenues decreased $18.2 million for the six months ended June 30, 2015, compared to the same period in 2014, due to a 5% decrease in revenue per carload/unit and a 3% decrease in carload/unit volumes. Service-related issues contributed to decreased grain volumes in the first half of 2015. In addition, grain volumes decreased as the Company benefited from business opportunities during the first quarter of 2014 as a result of weather-related U.S. rail network congestion. Revenue per carload/unit decreased due to lower fuel surcharge and the weakening of the Mexican peso against the U.S. dollar.

Stone, Clay, & Glass 6%
Ores & Minerals 6%
Food Products 31%
Grain 57%

Energy. Revenues decreased $37.2 million for the three months ended June 30, 2015, compared to the same period in 2014, due to a 29% decrease in carload/unit volumes and a 23% decrease in revenue per carload/unit. Revenues decreased $48.8 million for the six months ended June 30, 2015, compared to the same period in 2014, due to a 19% decrease in carload/unit volumes and a 14% decrease in revenue per carload/unit. Volumes decreased as low natural gas prices have reduced the demand for utility coal and the decline in new drilling operations in the U.S. has reduced the demand for frac sand. These decreases were partially offset by increased crude oil volumes due to new business. Revenue per carload/unit decreased due to shorter average length of haul and lower fuel surcharge.

Frac Sand
19%
Utility
Coal
40%
Crude Oil
17%
Coal &
Petroleum
Coke
24%

Intermodal. Revenues decreased $0.8 million for the three months ended June 30, 2015, compared to the same period in 2014, due to a 2% decrease in carload/unit volumes, partially offset by a 1% increase in revenue per carload/unit. Revenues increased $6.2 million for the six months ended June 30, 2015, compared to the same period in 2014, due to a 2% increase in revenue per carload/unit and a 1% increase in carload/unit volumes. Revenue per carload/unit increased due to positive pricing impacts, partially offset by lower fuel surcharge. Volume growth driven by trans-Pacific imports via the Port of Lazaro Cardenas was partially offset by lower volumes in the second quarter of 2015 due to service-related issues.
Automotive. Revenues decreased $4.6 million for the three months ended June 30, 2015, compared to the same period in 2014, due to a 5% decrease in revenue per carload/unit and a 3% decrease in carload/unit volumes. Revenues decreased $2.6 million for the six months ended June 30, 2015, compared to the same period in 2014, due to a 4% decrease in revenue per carload/unit, partially offset by a 2% increase in carload/unit volumes. Revenue per carload/unit decreased due to the weakening of the Mexican peso against the U.S. dollar, partially offset by positive pricing impacts. Volumes decreased in the second quarter of 2015 due to service-related issues.

Operating Expenses
Operating expenses, as shown below (in millions), decreased $44.9 million and $67.4 million for the three and six months ended June 30, 2015, respectively, compared to the same period in 2014, due to lower U.S. fuel prices, the weakening of the Mexican peso against the U.S. dollar and lower lease termination costs. These decreases were partially offset by increased depreciation expense.

	Three Months Ended
	June 30,		Change
	2015	2014	Dollars	Percent
Compensation and benefits	$108.0	$115.5	$(7.5)	(6%)
Purchased services	57.0	63.8	(6.8)	(11%)
Fuel	77.5	107.7	(30.2)	(28%)
Equipment costs	29.9	29.5	0.4	1%
Depreciation and amortization	70.8	63.9	6.9	11%
Materials and other	55.8	55.1	0.7	1%
Lease termination costs	—	8.4	(8.4)	(100%)
Total operating expenses	$399.0	$443.9	$(44.9)	(10%)

	Six Months Ended
	June 30,		Change
	2015	2014	Dollars	Percent
Compensation and benefits	$225.6	$226.1	$(0.5)	—
Purchased services	115.1	119.0	(3.9)	(3%)
Fuel	158.5	211.6	(53.1)	(25%)
Equipment costs	59.0	61.2	(2.2)	(4%)
Depreciation and amortization	139.3	125.8	13.5	11%
Materials and other	116.8	109.3	7.5	7%
Lease termination costs	9.6	38.3	(28.7)	(75%)
Total operating expenses	$823.9	$891.3	$(67.4)	(8%)
Compensation and benefits. Compensation and benefits decreased $7.5 million and $0.5 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, due to the weakening of the Mexican peso against the U.S. dollar, partially offset by annual salary rate increases and growth in headcount. Compensation and benefits decreased for the three months ended June 30, 2015 due to lower incentive compensation.
Purchased services. Purchased services expense decreased $6.8 million and $3.9 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, due to the renegotiation of a maintenance contract, lower corporate expenses and the weakening of the Mexican peso against the U.S. dollar. For the six months ended June 30, 2015, these decreases were partially offset by higher expense as a result of the timing of track maintenance activities.
Fuel. Fuel expense decreased $30.2 million and $53.1 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, due to lower diesel fuel prices, the effects of the weakening of the Mexican peso against the U.S. dollar and lower consumption. The average price per gallon, including the effects of the weakening of the Mexican peso against the U.S. dollar, was $2.50 and $2.48 for the three and six months ended June 30, 2015, respectively, compared to $3.12 and $3.11 for the same periods in 2014.
Equipment costs. Equipment costs increased $0.4 million for the three months ended June 30, 2015, compared to the same period in 2014, due to longer cycle times as a result of service-related issues, offset by lower lease expense as a result of the purchase of equipment under existing operating leases and replacement equipment as certain operating leases expired during 2014. Equipment costs decreased $2.2 million for the six months ended June 30, 2015, compared to the same period in 2014, due to lower lease expense as a result of the purchase of equipment under existing operating leases and replacement equipment as certain operating leases expired during 2014, partially offset by longer cycle times as a result of service-related issues.
Depreciation and amortization. Depreciation and amortization expense increased $6.9 million and $13.5 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, due to a larger asset base, including the purchase of equipment under existing operating leases and replacement equipment as certain operating leases expired.

Materials and other. Materials and other expense increased $0.7 million and $7.5 million for the three and six months ended June 30, 2015, compared to the same periods in 2014, due to increased derailment expense, materials and supplies and property taxes. These increases were offset by lower employee expenses and by a $3.5 million reduction in personal injury expense recognized during the second quarter of 2015, compared to an increase of $0.6 million for the same period in 2014, as a result of changes in estimates.
Lease termination costs. Lease termination costs were $9.6 million for the six months ended June 30, 2015, compared to $8.4 million and $38.3 million for the three and six months ended June 30, 2014, respectively, due to the early termination of certain operating leases and the related purchase of the equipment. The Company did not incur lease termination costs for the three months ended June 30, 2015.

Non-Operating Income and Expenses
Equity in net earnings of unconsolidated affiliates. Equity in net earnings from unconsolidated affiliates decreased $0.9 million and $2.2 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. Equity in net earnings from the operations of Panama Canal Railway Company decreased due to lower container volumes. Equity in net earnings from the operations of Ferrocarril y Terminal del Valle de Mexico, S.A. de C.V. decreased due to higher operating expenses.
Interest expense. Interest expense was relatively flat for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. During the three and six months ended June 30, 2015, the average debt and commercial paper balances were $2,133.2 million and $2,171.6 million, respectively, compared to $2,130.3 million and $2,117.4 million for the same periods in 2014. Average interest rates during the three and six months ended June 30, 2015 were 3.2% and 3.3%, respectively, compared to 3.3% and 3.4% for the same periods in 2014.
Debt retirement costs. The Company did not incur debt retirement costs during 2015 and during the three months ended June 30, 2014. For the six months ended June 30, 2014 debt retirement costs were $6.6 million, related to the call premiums, original issue discounts and write-off of unamortized debt issuance costs associated with the Company’s various debt redemption activities.
Foreign exchange gain (loss). For the three and six months ended June 30, 2015, foreign exchange loss was $10.5 million and $22.1 million, respectively, compared to a foreign exchange gain of $5.3 million and $8.4 million for the same periods in 2014. Foreign exchange gain (loss) includes the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos and the gain (loss) on foreign currency derivative contracts.
For the three and six months ended June 30, 2015, the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos resulted in a foreign exchange loss of $1.2 million and $2.7 million, respectively, compared to a foreign exchange loss of $0.2 million and $0.3 million for the same periods in 2014
The Company enters into foreign currency derivative contracts to hedge its net exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar. For the three and six months ended June 30, 2015, foreign exchange loss on foreign currency derivative contracts was $9.3 million and $19.4 million, respectively, compared to a gain of $5.5 million and $8.7 million for the same periods in 2014.
Other expense, net. Other expense, net decreased $1.6 million and $1.3 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, due to lower miscellaneous fees.

Income tax expense. Income tax expense decreased $15.9 million and $14.5 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, due to lower pre-tax income and a lower effective tax rate. The components of the effective tax rates for the three and six months ended June 30, 2015, compared to the same periods in 2014, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Statutory rate in effect	35.0%	35.0%	35.0%	35.0%
Tax effect of:
Difference between U.S. and foreign tax rate	(2.9%)	(3.3%)	(2.9%)	(3.3%)
State and local income tax provision, net	1.3%	1.3%	1.3%	1.3%
Foreign exchange (i)	(3.4%)	1.1%	(2.3%)	0.7%
Other, net	0.9%	(0.4%)	0.9%	0.2%
Effective tax rate	30.9%	33.7%	32.0%	33.9%

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
The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to debt and equity capital markets, and other available financing resources will be sufficient to fund anticipated operating expenses, capital expenditures, debt service costs, dividends, share repurchases and other commitments in the foreseeable future. The Company’s current financing instruments contain restrictive covenants which limit or preclude certain actions; however, the covenants are structured such that the Company has sufficient flexibility to conduct its operations. The Company was in compliance with all of its debt covenants as of June 30, 2015.
Though KCS’s cash flows from operations are expected to be sufficient to fund operations, capital expenditures, debt service and dividends, the Company may, from time to time, incur debt to refinance existing indebtedness, purchase equipment under operating leases, repurchase shares or fund equipment additions or new investments.
During the first half of 2015, the Company invested $325.2 million in capital expenditures and purchased $61.3 million of equipment under existing operating leases and replacement equipment as certain operating leases expired.
In May 2015, the Company announced a share repurchase program of up to $500.0 million, which expires on June 30, 2017. Management's assessment of market conditions, available liquidity and other factors will determine the timing and volume of repurchases. Future share repurchases are expected to be funded by cash on hand, cash generated from operations and debt. During the second quarter of 2015, KCS repurchased 222,131 shares of common stock for $20.6 million at an average price of $92.71 per share under this program.
During the first and second quarters of 2015, the Company’s Board of Directors declared quarterly cash dividends on its common stock of $0.33 per share (total of $72.9 million). Subject to the discretion of the Board of Directors, capital availability and a determination that cash dividends continue to be in the best interest of its stockholders, the Company intends to pay a quarterly dividend on an ongoing basis.
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
On June 30, 2015, total available liquidity (the unrestricted cash balance plus revolving credit facility and commercial paper program availability) was $408.9 million. As of June 30, 2015, the total cash and cash equivalents held outside of the U.S. in foreign subsidiaries was $34.3 million. The Company expects that this cash will be available to fund operations without incurring additional taxes.
Historically, the Company has been able to defer any significant U.S. federal income tax payments due to bonus depreciation. Bonus depreciation was enacted under federal tax law for qualified capital expenditures made during the years 2008 through 2014. If bonus depreciation is not extended for 2015, the Company estimates that operating cash outflows related to the payment of U.S. federal income taxes would increase by approximately $50.0 million in 2016.
KCS’s operating results and financing alternatives can be unexpectedly impacted by various factors, some of which are outside of its control. For example, if KCS were to experience a reduction in revenues or a substantial increase in operating costs or other liabilities, its earnings could be significantly reduced, increasing the risk of non-compliance with debt covenants. Additionally, the Company is subject to external factors impacting debt and equity capital markets and its ability to obtain financing under reasonable terms is subject to market conditions. Volatility in capital markets and the tightening of market liquidity could impact KCS’s access to capital. Further, KCS’s cost of debt can be impacted by independent rating agencies which assign debt ratings based on certain factors including competitive position, credit measurements such as interest coverage and leverage ratios, and liquidity.

Cash Flow Information
Summary cash flow data follows (in millions):

	Six Months Ended
	June 30,
	2015	2014
Cash flows provided by (used for):
Operating activities	$397.5	$396.3
Investing activities	(443.5)	(579.6)
Financing activities	(251.1)	(56.0)
Net decrease in cash and cash equivalents	(297.1)	(239.3)
Cash and cash equivalents beginning of year	348.0	429.5
Cash and cash equivalents end of period	$50.9	$190.2
Cash flows from operating activities increased $1.2 million for the six month period ended June 30, 2015, compared to the same period in 2014, due to increased cash inflows from working capital items resulting mainly from the timing of certain payments. This increase was partially offset by distributions from unconsolidated affiliates received in the first quarter of 2014. Net cash used for investing activities decreased $136.1 million, compared to the same period in 2014, due to a $233.0 million decrease in expenditures for the purchase or replacement of equipment under existing operating leases, partially offset by a $92.2 million increase in capital expenditures. Additional information regarding capital expenditures is provided below. During 2015, net financing cash outflows were $251.1 million due to the net repayment of short-term borrowings of $159.0 million, the payment of dividends of $67.5 million, the net repayment of long-term debt of $12.3 million and the repurchase of common stock shares of $20.6 million. During 2014, net financing cash outflows were $56.0 million due to the net repayment of $320.4 million of long term debt and the payment of dividends of $54.8 million, partially offset by the net proceeds from short-term borrowings of $320.4 million.

Capital Expenditures
KCS has funded, and expects to continue to fund capital expenditures with operating cash flows and short and long-term debt.
The following table summarizes capital expenditures by type (in millions):

	Six Months Ended
	June 30,
	2015	2014
Roadway capital program	$148.6	$132.3
Locomotives and freight cars	115.4	90.0
Capacity	42.9	16.9
Information technology	12.9	10.1
Other	5.4	5.8
Total capital expenditures (accrual basis)	325.2	255.1
Change in capital accruals	35.0	12.9
Total cash capital expenditures	$360.2	$268.0

Purchase or replacement of equipment under operating leases
Locomotives	$—	$76.3
Freight cars	61.3	221.0
Total purchase or replacement of equipment under operating leases (accrual basis)	61.3	297.3
Change in capital accruals	—	(3.0)
Total cash purchase or replacement of equipment under operating leases	$61.3	$294.3
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
KCSM Servicios, S.A. de C.V. (“KCSM Servicios”), a wholly owned subsidiary of KCS, provides employee services to KCSM, and KCSM pays KCSM Servicios market-based rates for these services. KCSM Servicios’ union employees are covered by one labor agreement, which was signed on April 16, 2012, between KCSM Servicios and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (“Mexican Railroad Union”), for an indefinite period of time, for the purpose of regulating the relationship between the parties. Approximately 80% of KCSM Servicios employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other benefits are subject to negotiation every two years. The union labor negotiations with the Mexican Railroad Union have not historically resulted in any strike, boycott or other disruption in KCSM’s business operations. On July 1, 2015, the negotiation of compensation terms and all other benefits was initiated with the Mexican Railroad Union. The anticipated resolution of this negotiation is not expected to have a material impact to the consolidated financial statements.

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
(b) Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be purchased under the Plans or Programs (1)
April 2015	—	$—	—	$500,000,000
May 2015	75,000	$91.90	75,000	$493,107,725
June 2015	147,131	$93.13	147,131	$479,405,375
Total	222,131		222,131

(1)
On May 14, 2015, the Company announced that the Board of Directors approved a share repurchase program, pursuant to which up to
$500 million in shares of Common Stock could be purchased through June 30, 2017.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibits Filed with this Report
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.1.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.2.

32.1	Principal Executive Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.1.

32.2	Principal Financial Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.2.

101
The following unaudited financial information from Kansas City Southern’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (v) the Notes to Consolidated Financial Statements.

Exhibit No.	Description of Exhibits Incorporated by Reference
10.1
Kansas City Southern Annual Incentive Plan, amended and restated effective as of January 1, 2015, filed as Exhibit 10.1 to the Company’s Form 8-K, filed on May 8, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.1.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on July 17, 2015.

Kansas City Southern

/s/ MICHAEL W. UPCHURCH
Michael W. Upchurch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ MARY K. STADLER
Mary K. Stadler
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)