Form 10-Q
period 2015-09-30
KANSAS CITY SOUTHERN
filed 2015-10-16
CIK 54480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	October 9, 2015
Common Stock, $0.01 per share par value	109,136,453 Shares

Kansas City Southern and Subsidiaries
Form 10-Q
September 30, 2015

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Kansas City Southern and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In millions, except share and per share amounts) (Unaudited)
Revenues	$631.9	$677.5	$1,820.8	$1,934.6
Operating expenses:
Compensation and benefits	112.7	125.2	338.3	351.3
Purchased services	57.0	64.2	172.1	183.2
Fuel	78.5	109.2	237.0	320.8
Equipment costs	31.2	28.4	90.2	89.6
Depreciation and amortization	71.4	65.0	210.7	190.8
Materials and other	61.2	56.1	178.0	165.4
Lease termination costs	—	—	9.6	38.3
Total operating expenses	412.0	448.1	1,235.9	1,339.4
Operating income	219.9	229.4	584.9	595.2
Equity in net earnings of unconsolidated affiliates	5.0	5.0	14.4	16.6
Interest expense	(21.9)	(17.9)	(58.2)	(54.5)
Debt retirement costs	—	—	—	(6.6)
Foreign exchange loss	(30.0)	(12.5)	(52.1)	(4.1)
Other expense, net	(1.1)	(0.4)	(3.1)	(3.7)
Income before income taxes	171.9	203.6	485.9	542.9
Income tax expense	40.0	65.2	140.6	180.3
Net income	131.9	138.4	345.3	362.6
Less: Net income attributable to noncontrolling interest	0.3	0.3	1.1	1.0
Net income attributable to Kansas City Southern and subsidiaries	131.6	138.1	344.2	361.6
Preferred stock dividends	0.1	0.1	0.2	0.2
Net income available to common stockholders	$131.5	$138.0	$344.0	$361.4

Earnings per share:
Basic earnings per share	$1.20	$1.25	$3.12	$3.28
Diluted earnings per share	$1.20	$1.25	$3.12	$3.27

Average shares outstanding (in thousands):
Basic	109,692	110,182	110,109	110,141
Potentially dilutive common shares	209	259	203	271
Diluted	109,901	110,441	110,312	110,412
See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In millions) (Unaudited)
Net income	$131.9	$138.4	$345.3	$362.6
Other comprehensive loss:
Amortization of prior service credit, net of tax of $(0.1) million, less than $(0.1) million and $(0.1) million, respectively	—	(0.1)	(0.1)	(0.1)
Foreign currency translation adjustments, net of tax of $(0.5) million, $(0.2) million, $(0.8) million and $(0.2) million, respectively	(0.8)	(0.2)	(1.3)	(0.2)
Other comprehensive loss	(0.8)	(0.3)	(1.4)	(0.3)
Comprehensive income	131.1	138.1	343.9	362.3
Less: Comprehensive income attributable to noncontrolling interest	0.3	0.3	1.1	1.0
Comprehensive income attributable to Kansas City Southern and subsidiaries	$130.8	$137.8	$342.8	$361.3
See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(In millions, except share and per share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$116.6	$348.0
Accounts receivable, net	196.3	181.6
Materials and supplies	127.7	111.0
Deferred income taxes	69.8	100.1
Other current assets	71.1	77.6
Total current assets	581.5	818.3
Investments	40.0	36.4
Property and equipment (including concession assets), net	7,616.5	7,154.7
Other assets	84.5	81.6
Total assets	$8,322.5	$8,091.0
LIABILITIES AND EQUITY
Current liabilities:
Debt due within one year	$25.3	$24.8
Short-term borrowings	—	450.1
Accounts payable and accrued liabilities	440.1	423.9
Total current liabilities	465.4	898.8
Long-term debt	2,319.5	1,841.0
Deferred income taxes	1,210.4	1,156.3
Other noncurrent liabilities and deferred credits	142.9	130.8
Total liabilities	4,138.2	4,026.9
Commitments and contingencies	—	—
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding	6.1	6.1
$.01 par, common stock, 400,000,000 shares authorized; 123,352,185 shares issued; 109,136,453 and 110,392,330 shares outstanding at September 30, 2015 and December 31, 2014, respectively	1.1	1.1
Additional paid-in capital	958.7	949.8
Retained earnings	2,913.3	2,801.7
Accumulated other comprehensive loss	(4.6)	(3.2)
Total stockholders’ equity	3,874.6	3,755.5
Noncontrolling interest	309.7	308.6
Total equity	4,184.3	4,064.1
Total liabilities and equity	$8,322.5	$8,091.0
See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2015	2014
	(In millions) (Unaudited)
Operating activities:
Net income	$345.3	$362.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	210.7	190.8
Deferred income taxes	87.9	96.6
Equity in net earnings of unconsolidated affiliates	(14.4)	(16.6)
Share-based compensation	11.8	6.2
Excess tax benefit from share-based compensation	(5.3)	(3.0)
Distributions from unconsolidated affiliates	7.8	15.8
Debt retirement costs	—	6.6
Changes in working capital items:
Accounts receivable	(12.5)	(8.5)
Materials and supplies	(15.3)	(0.6)
Other current assets	15.8	9.5
Accounts payable and accrued liabilities	48.1	32.9
Other, net	(8.7)	(10.5)
Net cash provided by operating activities	671.2	681.8

Investing activities:
Capital expenditures	(522.8)	(403.5)
Purchase or replacement of equipment under operating leases	(143.0)	(302.2)
Property investments in MSLLC	(7.2)	(25.6)
Proceeds from disposal of property	4.2	6.2
Other, net	(25.2)	2.3
Net cash used for investing activities	(694.0)	(722.8)

Financing activities:
Proceeds from short-term borrowings	9,605.5	11,502.7
Repayment of short-term borrowings	(10,056.6)	(11,191.8)
Proceeds from issuance of long-term debt	538.7	175.0
Repayment of long-term debt	(59.6)	(502.8)
Dividends paid	(104.0)	(85.7)
Shares repurchased	(136.3)	—
Debt costs	(5.8)	(4.4)
Excess tax benefit from share-based compensation	5.3	3.0
Proceeds from employee stock plans	4.2	1.3
Net cash used for financing activities	(208.6)	(102.7)
Cash and cash equivalents:
Net decrease during each period	(231.4)	(143.7)
At beginning of year	348.0	429.5
At end of period	$116.6	$285.8
See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements
For purposes of this report, “KCS” or the “Company” may refer to Kansas City Southern or, as the context requires, to one or more subsidiaries of Kansas City Southern.

1. Basis of Presentation
In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring adjustments) necessary to fairly present the results for interim periods in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three and nine months ended September 30, 2015, are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

2. New Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration it expects to be entitled in exchange for those goods or services. The new standard will become effective for the Company beginning with the first quarter 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance of debt issuance costs are not affected by the amendments in this update. The standard will be effective for the Company beginning in the first quarter of 2016, with early adoption permitted, and requires the Company to apply the new guidance on a retrospective basis on adoption. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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
The following table reconciles the basic earnings per share computation to the diluted earnings per share computation (in millions, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income available to common stockholders for purposes of computing basic and diluted earnings per share	$131.5	$138.0	$344.0	$361.4
Weighted-average number of shares outstanding (in thousands):
Basic shares	109,692	110,182	110,109	110,141
Effect of dilution	209	259	203	271
Diluted shares	109,901	110,441	110,312	110,412
Earnings per share:
Basic earnings per share	$1.20	$1.25	$3.12	$3.28
Diluted earnings per share	$1.20	$1.25	$3.12	$3.27

Potentially dilutive shares excluded from the calculation (in thousands):

Stock options excluded as their inclusion would be anti-dilutive	95	—	60	76

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

4. Lease Termination Costs
During the nine months ended September 30, 2015 and 2014, the Company purchased $143.0 million and $300.8 million, respectively, of equipment under existing operating leases and replacement equipment as certain operating leases expired. For the nine months ended September 30, 2015 and 2014, the Company recognized $9.6 million and $38.3 million, respectively, of lease termination costs (included in operating expenses), due to the early termination of certain operating leases and the related purchase of the equipment. The Company did not incur lease termination costs during the third quarters of 2015 or 2014.

5. Property and Equipment (including Concession Assets)
Property and equipment, including concession assets, and related accumulated depreciation and amortization are summarized below (in millions):

	September 30, 2015	December 31, 2014
Land	$218.1	$216.8
Concession land rights	141.2	141.2
Road property	6,693.4	6,294.7
Equipment	2,281.5	1,979.9
Technology and other	170.0	160.9
Construction in progress	162.6	241.5
Total property	9,666.8	9,035.0
Accumulated depreciation and amortization	2,050.3	1,880.3
Property and equipment (including concession assets), net	$7,616.5	$7,154.7
Concession assets, net of accumulated amortization of $519.8 million and $483.1 million, totaled $2,040.9 million and $2,007.6 million at September 30, 2015 and December 31, 2014, respectively.

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
The Company’s derivative financial instruments are measured at fair value on a recurring basis and consist of foreign currency forward and option contracts, which are classified as Level 2 instruments. The Company determines the fair value of its derivative financial instrument positions based upon pricing models using inputs observed from actively quoted markets, the contract terms, market currency exchange rates, and in the case of option contracts, volatility, the risk-free interest rate and the time to expiration. The fair value of the foreign currency derivative instruments was a liability of $43.1 million and $4.3 million at September 30, 2015 and December 31, 2014, respectively.
The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings. The carrying value of the short-term financial instruments approximates their fair value.
The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $2,331.4 million and $1,884.1 million at September 30, 2015 and December 31, 2014, respectively. The carrying value was $2,344.8 million and $1,865.8 million at September 30, 2015 and December 31, 2014, respectively. If the Company’s debt were measured at fair value, the fair value measurements of the individual debt instruments would have been classified as either Level 1 or Level 2 in the fair value hierarchy.

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
Credit Risk. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages this risk by limiting its counterparties to large financial institutions which meet the Company’s credit rating standards and have an established banking relationship with the Company. As of September 30, 2015, the Company did not expect any losses as a result of default of its counterparties.
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
In the first quarter of 2015, the Company entered into foreign currency forward contracts with an aggregate notional amount of $300.0 million. These contracts mature on January 15, 2016, and obligate the Company to purchase a total of Ps.4,480.4 million at a weighted-average exchange rate of Ps.14.93 to each U.S. dollar. In the first half of 2015, the Company also entered into several foreign currency option contracts known as zero-cost collars. These contracts involve the Company’s purchase of a Mexican peso call option and a simultaneous sale of a Mexican peso put option, with equivalent U.S. dollar notional amounts for each option and no net cash premium paid by the Company. Zero-cost collar contracts with an aggregate notional amount of $80.0 million will mature on January 15, 2016. The zero-cost collar contracts have a weighted-average Mexican peso call rate of Ps.15.11 to each U.S. dollar and a weighted-average Mexican peso put rate of Ps.15.90 to each U.S. dollar.
In December 2014, the Company entered into foreign currency forward contracts with an aggregate notional amount of $300.0 million. These contracts matured on January 15, 2015, and obligated the Company to purchase a total of Ps.4,364.7 million at a weighted-average exchange rate of Ps.14.55 to each U.S. dollar. During January 2015, the Company entered into offsetting contracts with an aggregate notional amount of $298.8 million. These offsetting contracts matured on January 15, 2015, and obligated the Company to sell a total of Ps.4,364.7 million at a weighted-average exchange rate of Ps.14.61 to each U.S. dollar. During September 2015, zero-cost collar contracts with an aggregate notional amount of $50.0 million matured resulting in a cash payment of $4.3 million.
The Company has not designated any of the foreign currency derivative contracts as hedging instruments for accounting purposes. The Company measures the foreign currency derivative contracts at fair value each period and recognizes any change in fair value in foreign exchange loss within the consolidated statements of income.
 The following table presents the fair value of derivative instruments included in the consolidated balance sheets (in millions):

	Derivative Liabilities
	Balance Sheet Location	September 30, 2015	December 31, 2014
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued liabilities	$37.3	$4.3
Foreign currency zero-cost collar contracts	Accounts payable and accrued liabilities	5.8	—
Total derivative liabilities		$43.1	$4.3

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The following table presents the amounts included in the consolidated statements of income (in millions):

	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Three months ended		Nine months ended
		September 30,		September 30,
		2015	2014	2015	2014
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Foreign exchange loss	$(17.9)	$(10.1)	$(34.2)	$(1.4)
Foreign currency zero-cost collar contracts	Foreign exchange loss	(7.0)	—	(10.1)	—
Total		$(24.9)	$(10.1)	$(44.3)	$(1.4)

8. Short-Term Borrowings
Commercial Paper. The commercial paper programs of The Kansas City Southern Railway Company (“KCSR”) and Kansas City Southern de Mexico, S.A. de C.V. (“KCSM”) generally serve as the primary means of short-term funding. During the third quarter of 2015, the Company used a portion of the proceeds from the 4.95% senior notes issued on July 27, 2015 (the “4.95% Senior Notes”) to repay the outstanding commercial paper issued by KCSR. As of September 30, 2015, KCSR and KCSM had no commercial paper outstanding.
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

9. Long-Term Debt

4.95% Senior Notes. On July 27, 2015, KCSR issued $500.0 million principal amount of senior unsecured notes due August 15, 2045, which bear interest semiannually at a fixed annual rate of 4.95%. The 4.95% Senior Notes were issued at a discount to par value, resulting in a $1.3 million discount and a yield to maturity of 4.967%. The net proceeds from the offering were used to repay the outstanding commercial paper issued by KCSR, for the repurchase of shares of KCS common stock and for other general corporate purposes. The 4.95% Senior Notes are redeemable at KCSR’s option, in whole or in part, prior to February 15, 2045, by paying the greater of either (i) 100% of the principal amount of the 4.95% Senior Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the then-current U.S. Treasury rate plus 30 basis points, plus accrued interest to but excluding the redemption date. On or after February 15, 2045, the 4.95% Senior Notes may be redeemed at KCSR’s option, in whole or in part, at any time at a redemption price equal to 100% of the principal amount, plus any accrued and unpaid interest.
The 4.95% Senior Notes are unconditionally guaranteed, jointly and severally, by KCS and certain domestic subsidiaries of KCS that guarantee the KCSR credit agreement (the “Note Guarantors”). The 4.95% Senior Notes and the note guarantees rank pari passu in right of payment with KCSR’s, KCS’s and the Note Guarantors’ existing and future unsecured, unsubordinated obligations. In addition, the 4.95% Senior Notes include certain covenants which are customary for these types of debt instruments issued by borrowers with similar credit ratings.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

10. Equity
The following tables summarize the changes in equity (in millions):

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity
Beginning balance	$3,888.1	$309.4	$4,197.5	$3,535.1	$306.7	$3,841.8
Net income	131.6	0.3	131.9	138.1	0.3	138.4
Other comprehensive loss	(0.8)	—	(0.8)	(0.3)	—	(0.3)
Dividends on common stock	(36.0)	—	(36.0)	(30.9)	—	(30.9)
Dividends on $25 par preferred stock	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Share repurchases	(115.7)	—	(115.7)	—	—	—
Options exercised and stock subscribed, net of shares withheld for employee taxes	2.9	—	2.9	1.9	—	1.9
Excess tax benefit from share-based compensation	0.9	—	0.9	0.5	—	0.5
Share-based compensation	3.7	—	3.7	1.8	—	1.8
Ending balance	$3,874.6	$309.7	$4,184.3	$3,646.1	$307.0	$3,953.1

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity
Beginning balance	$3,755.5	$308.6	$4,064.1	$3,370.6	$306.0	$3,676.6
Net income	344.2	1.1	345.3	361.6	1.0	362.6
Other comprehensive loss	(1.4)	—	(1.4)	(0.3)	—	(0.3)
Dividends on common stock	(108.9)	—	(108.9)	(92.7)	—	(92.7)
Dividends on $25 par preferred stock	(0.2)	—	(0.2)	(0.2)	—	(0.2)
Share repurchases	(136.3)	—	(136.3)	—	—	—
Options exercised and stock subscribed, net of shares withheld for employee taxes	4.6	—	4.6	(2.1)	—	(2.1)
Excess tax benefit from share-based compensation	5.3	—	5.3	3.0	—	3.0
Share-based compensation	11.8	—	11.8	6.2	—	6.2
Ending balance	$3,874.6	$309.7	$4,184.3	$3,646.1	$307.0	$3,953.1
Share Repurchase Program
In May 2015, the Company announced a share repurchase program of up to $500.0 million, which expires on June 30, 2017. Management's assessment of market conditions, available liquidity and other factors will determine the timing and volume of repurchases. Share repurchases are expected to be funded by cash on hand, cash generated from operations and debt. During the third quarter of 2015, KCS repurchased 1,236,094 shares of common stock for $115.7 million at an average price of $93.57 per share. During the nine months ended September 30, 2015, KCS repurchased 1,458,225 shares of common stock for $136.3 million at an average price of $93.44 per share. The excess of repurchase price over par value is allocated between additional paid-in capital and retained earnings.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Cash Dividends on Common Stock
On August 3, 2015, the Company’s Board of Directors declared a cash dividend of $0.330 per share payable on October 7, 2015, to common stockholders of record as of September 14, 2015. The aggregate amount of the dividends declared for the three and nine months ended September 30, 2015 was $36.0 million and $108.9 million, respectively.
The following table presents the amount of cash dividends declared per common share by the Company’s Board of Directors:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cash dividends declared per common share	$0.330	$0.280	$0.990	$0.840

11. Commitments and Contingencies
Concession Duty. Under KCSM’s 50-year railroad concession from the Mexican government (the “Concession”), which could expire in 2047 unless extended, KCSM pays concession duty expense of 1.25% of gross revenues. For the three and nine months ended September 30, 2015, the concession duty expense, which is recorded within materials and other in operating expenses, was $4.1 million and $11.8 million, respectively, compared to $4.2 million and $11.8 million for the same periods in 2014.
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
On April 15, 2014, a putative securities class action lawsuit was filed in the United States District Court for the Western District of Missouri against the Company and certain of its current and former officers and directors. The securities class action was styled as Gross v. Kansas City Southern, et al., 4:14-cv-00345-BCW. On April 16, 2014, the first of two shareholder derivative actions purportedly brought on behalf of the Company (which was named as a “nominal defendant”) was filed in the United States District Court for the Western District of Missouri against certain of the Company’s current and former directors and officers. The first derivative action was styled as Webster v. Starling, et al., 4:14-cv-00349-BCW. The second derivative action was filed on June 6, 2014, and was styled as Lerner v. Starling, et al., 4:14-cv-00509-BCW. The complaints alleged, among other things, that the Company made misrepresentations or omitted to disclose certain facts in connection with its volume guidance for fiscal year 2013. Pursuant to a joint agreement between the parties, these cases were dismissed by the District Court on June 30, 2015. These disputes were resolved without payment by the Company.
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
Personal Injury. The Company’s personal injury liability is based on semi-annual actuarial studies performed on an undiscounted basis by an independent third party actuarial firm and reviewed by management. This liability is based on personal injury claims filed and an estimate of claims incurred but not yet reported. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Adjustments to the liability are reflected within operating expenses in the period in which changes to estimates are known. Personal injury claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The personal injury liability as of September 30, 2015, was based on an updated actuarial study of personal injury claims through May 31, 2015, and review of the last four months’ experience.
The personal injury liability activity was as follows (in millions):

	Nine Months Ended September 30,
	2015	2014
Balance at beginning of year	$29.3	$31.2
Accruals	5.6	6.6
Change in estimate	(3.5)	(0.7)
Payments	(4.0)	(6.0)
Balance at end of period	$27.4	$31.1

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
Tax Contingencies. Tax returns filed in the U.S. for periods after 2011 and in Mexico for periods after 2009 remain open to examination by the taxing authorities. Internal Revenue Service (the “IRS”) examinations have been completed and settled for the 2011 and 2012 U.S. federal tax returns. The Servicio de Administración Tributaria (the “SAT”), the Mexican equivalent of the IRS, is currently examining the KCSM 2009 and 2010 tax returns and the 2012 and 2013 tax returns of KCSM Servicios, S.A. de C.V., a wholly-owned subsidiary of KCS. The Company is litigating a Value Added Tax (“VAT”) audit assessment from the SAT for KCSM for the year ended December 31, 2005. The Company believes it is more likely than not that it will prevail in challenging the KCSM 2005 assessment. While the outcome of this matter cannot be predicted with certainty, the Company does not believe, when resolved, that this dispute will have a material effect on its consolidated financial statements. However, an unexpected adverse resolution could have a material effect on the consolidated financial statements in a particular quarter or fiscal year.

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
Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness or further weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and its operating results. If the financial condition of the Company’s customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate at September 30, 2015.
Panama Canal Railway Company (“PCRC”) Guarantees and Indemnities. At September 30, 2015, the Company had issued and outstanding $5.4 million under a standby letter of credit to fulfill its obligation to fund fifty percent of the debt service reserve and liquidity reserve established by PCRC in connection with the issuance of the 7.0% Senior Secured Notes due November 1, 2026 (the “PCRC Notes”). Additionally, KCS has pledged its shares of PCRC as security for the PCRC Notes.

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
The following tables provide information by geographic area (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2015	2014	2015	2014
U.S.	$336.4	$363.8	$935.7	$1,032.9
Mexico	295.5	313.7	885.1	901.7
Total revenues	$631.9	$677.5	$1,820.8	$1,934.6

Property and equipment (including concession assets), net			September 30, 2015	December 31, 2014
U.S.			$4,582.0	$4,311.0
Mexico			3,034.5	2,843.7
Total property and equipment (including concession assets), net			$7,616.5	$7,154.7

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

13. Condensed Consolidating Financial Information
As of September 30, 2015, KCSR had outstanding $500.0 million principal amount of 4.95% Senior Notes due August 15, 2045, $450.0 million principal amount of 4.30% Senior Notes due May 15, 2043, and $200.0 million principal amount of 3.85% Senior Notes due November 15, 2023, which are unsecured obligations of KCSR, and are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCS and certain wholly-owned domestic subsidiaries. The 4.95% Senior Notes were registered under KCS’s shelf registration filed and automatically effective as of November 20, 2014. KCSR filed a registration statement on Form S-4 with the Securities and Exchange Commission (the “SEC”) in connection with an exchange offer with respect to the 4.30% Senior Notes and the 3.85% Senior Notes, which was declared effective on May 28, 2014. As a result, the Company is providing the accompanying condensed consolidating financial information (in millions) pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.”

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30, 2015
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$302.7	$9.5	$329.2	$(9.5)	$631.9
Operating expenses	0.8	199.4	9.6	211.7	(9.5)	412.0
Operating income (loss)	(0.8)	103.3	(0.1)	117.5	—	219.9
Equity in net earnings (losses) of unconsolidated affiliates	121.1	(1.2)	1.0	4.5	(120.4)	5.0
Interest expense	—	(22.6)	—	(9.6)	10.3	(21.9)
Foreign exchange loss	—	—	—	(30.0)	—	(30.0)
Other income (expense), net	10.2	(1.0)	—	—	(10.3)	(1.1)
Income before income taxes	130.5	78.5	0.9	82.4	(120.4)	171.9
Income tax expense (benefit)	(1.1)	30.6	0.3	10.2	—	40.0
Net income	131.6	47.9	0.6	72.2	(120.4)	131.9
Less: Net income attributable to noncontrolling interest	—	—	0.3	—	—	0.3
Net income attributable to Kansas City Southern and subsidiaries	131.6	47.9	0.3	72.2	(120.4)	131.6
Other comprehensive loss	(0.8)	—	—	(1.3)	1.3	(0.8)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$130.8	$47.9	$0.3	$70.9	$(119.1)	$130.8

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME - (Continued)

	Three Months Ended September 30, 2014
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$327.4	$12.7	$348.2	$(10.8)	$677.5
Operating expenses	1.6	228.5	10.4	218.4	(10.8)	448.1
Operating income (loss)	(1.6)	98.9	2.3	129.8	—	229.4
Equity in net earnings (losses) of unconsolidated affiliates	131.0	(0.1)	1.2	4.4	(131.5)	5.0
Interest expense	(0.1)	(20.6)	—	(9.6)	12.4	(17.9)
Foreign exchange loss	—	—	—	(12.5)	—	(12.5)
Other income (expense), net	12.4	(0.3)	—	(0.1)	(12.4)	(0.4)
Income before income taxes	141.7	77.9	3.5	112.0	(131.5)	203.6
Income tax expense	3.6	29.8	1.4	30.4	—	65.2
Net income	138.1	48.1	2.1	81.6	(131.5)	138.4
Less: Net income attributable to noncontrolling interest	—	—	0.3	—	—	0.3
Net income attributable to Kansas City Southern and subsidiaries	138.1	48.1	1.8	81.6	(131.5)	138.1
Other comprehensive loss	(0.3)	(0.1)	—	(0.5)	0.6	(0.3)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$137.8	$48.0	$1.8	$81.1	$(130.9)	$137.8

	Nine Months Ended September 30, 2015
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$835.5	$30.4	$982.7	$(27.8)	$1,820.8
Operating expenses	3.8	581.9	27.7	650.3	(27.8)	1,235.9
Operating income (loss)	(3.8)	253.6	2.7	332.4	—	584.9
Equity in net earnings (losses) of unconsolidated affiliates	320.3	(0.9)	3.3	13.0	(321.3)	14.4
Interest expense	0.1	(62.3)	—	(29.6)	33.6	(58.2)
Foreign exchange loss	—	—	—	(52.1)	—	(52.1)
Other income (expense), net	33.4	(2.8)	—	(0.1)	(33.6)	(3.1)
Income before income taxes	350.0	187.6	6.0	263.6	(321.3)	485.9
Income tax expense	5.8	72.4	2.3	60.1	—	140.6
Net income	344.2	115.2	3.7	203.5	(321.3)	345.3
Less: Net income attributable to noncontrolling interest	—	—	1.1	—	—	1.1
Net income attributable to Kansas City Southern and subsidiaries	344.2	115.2	2.6	203.5	(321.3)	344.2
Other comprehensive loss	(1.4)	—	—	(2.1)	2.1	(1.4)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$342.8	$115.2	$2.6	$201.4	$(319.2)	$342.8

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME - (Continued)

	Nine Months Ended September 30, 2014
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$913.7	$36.4	$1,015.5	$(31.0)	$1,934.6
Operating expenses	6.7	674.7	30.4	659.7	(32.1)	1,339.4
Operating income (loss)	(6.7)	239.0	6.0	355.8	1.1	595.2
Equity in net earnings of unconsolidated affiliates	346.5	0.5	3.3	14.9	(348.6)	16.6
Interest expense	(0.1)	(62.9)	—	(29.5)	38.0	(54.5)
Debt retirement costs	—	(2.7)	—	(3.9)	—	(6.6)
Foreign exchange loss	—	—	—	(4.1)	—	(4.1)
Other income (expense), net	37.9	0.1	—	(2.6)	(39.1)	(3.7)
Income before income taxes	377.6	174.0	9.3	330.6	(348.6)	542.9
Income tax expense	16.0	66.7	3.6	94.0	—	180.3
Net income	361.6	107.3	5.7	236.6	(348.6)	362.6
Less: Net income attributable to noncontrolling interest	—	—	1.0	—	—	1.0
Net income attributable to Kansas City Southern and subsidiaries	361.6	107.3	4.7	236.6	(348.6)	361.6
Other comprehensive loss	(0.3)	—	—	(0.4)	0.4	(0.3)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$361.3	$107.3	$4.7	$236.2	$(348.2)	$361.3
CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2015
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$2.7	$266.4	$8.3	$307.7	$(3.6)	$581.5
Investments	—	3.9	—	36.1	—	40.0
Investments in consolidated subsidiaries	2,925.0	(6.6)	475.2	—	(3,393.6)	—
Property and equipment (including concession assets), net	—	3,635.5	188.4	3,792.6	—	7,616.5
Other assets	1.5	55.4	—	27.6	—	84.5
Total assets	$2,929.2	$3,954.6	$671.9	$4,164.0	$(3,397.2)	$8,322.5
Liabilities and equity:
Current liabilities	$(975.8)	$1,076.4	$111.6	$256.8	$(3.6)	$465.4
Long-term debt	0.2	1,197.3	0.1	1,121.9	—	2,319.5
Deferred income taxes	16.9	871.6	133.8	188.1	—	1,210.4
Other liabilities	3.7	98.0	0.1	41.1	—	142.9
Stockholders’ equity	3,884.2	711.3	116.6	2,556.1	(3,393.6)	3,874.6
Noncontrolling interest	—	—	309.7	—	—	309.7
Total liabilities and equity	$2,929.2	$3,954.6	$671.9	$4,164.0	$(3,397.2)	$8,322.5

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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2015
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$25.7	$248.0	$1.2	$406.1	$(9.8)	$671.2
Investing activities:
Capital expenditures	—	(266.1)	(1.2)	(255.5)	—	(522.8)
Purchase or replacement of equipment under operating leases	—	(81.6)	—	(61.4)	—	(143.0)
Property investments in MSLLC	—	—	—	(7.2)	—	(7.2)
Proceeds from repayment of loans to affiliates	205.7	—	—	—	(205.7)	—
Other investing activities	(0.5)	(6.1)	(0.5)	(14.9)	1.0	(21.0)
Net cash provided (used)	205.2	(353.8)	(1.7)	(339.0)	(204.7)	(694.0)
Financing activities:
Proceeds from short-term borrowings	—	9,605.5	—	—	—	9,605.5
Repayment of short-term borrowings	—	(9,756.6)	—	(300.0)	—	(10,056.6)
Proceeds from issuance of long-term debt	—	498.7	—	40.0	—	538.7
Repayment of long-term debt	—	(2.4)	(0.1)	(57.1)	—	(59.6)
Dividends paid	(104.0)	—	—	(9.8)	9.8	(104.0)
Shares repurchased	(136.3)	—	—	—	—	(136.3)
Repayment of loans from affiliates	—	(205.7)	—	—	205.7	—
Other financing activities	9.5	(5.8)	0.5	0.5	(1.0)	3.7
Net cash provided (used)	(230.8)	133.7	0.4	(326.4)	214.5	(208.6)
Cash and cash equivalents:
Net increase (decrease)	0.1	27.9	(0.1)	(259.3)	—	(231.4)
At beginning of year	0.2	29.0	0.5	318.3	—	348.0
At end of period	$0.3	$56.9	$0.4	$59.0	$—	$116.6

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS - (Continued)

	Nine Months Ended September 30, 2014
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$83.7	$241.9	$0.8	$361.4	$(6.0)	$681.8
Investing activities:
Capital expenditures	—	(270.1)	(0.8)	(134.1)	1.5	(403.5)
Purchase or replacement of equipment under operating leases	—	(203.8)	—	(98.4)	—	(302.2)
Property investments in MSLLC	—	—	—	(25.6)	—	(25.6)
Other investing activities	(1.2)	9.0	(1.0)	1.0	0.7	8.5
Net cash used	(1.2)	(464.9)	(1.8)	(257.1)	2.2	(722.8)
Financing activities:
Proceeds from short-term borrowings	—	11,502.7	—	—	—	11,502.7
Repayment of short-term borrowings	—	(11,191.8)	—	—	—	(11,191.8)
Proceeds from issuance of long-term debt	—	175.0	—	—	—	175.0
Repayment of long-term debt	—	(422.7)	(0.1)	(80.0)	—	(502.8)
Dividends paid	(85.7)	—	—	(6.0)	6.0	(85.7)
Other financing activities	4.3	(1.2)	1.0	(2.0)	(2.2)	(0.1)
Net cash provided (used)	(81.4)	62.0	0.9	(88.0)	3.8	(102.7)
Cash and cash equivalents:
Net increase (decrease)	1.1	(161.0)	(0.1)	16.3	—	(143.7)
At beginning of year	0.4	196.1	0.2	232.8	—	429.5
At end of period	$1.5	$35.1	$0.1	$249.1	$—	$285.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Third Quarter Analysis
Revenues decreased 7% for the three months ended September 30, 2015, as compared to the same period in 2014, due to a 5% decrease in revenue per carload/unit and a 2% decrease in carload/unit volumes. Revenue per carload/unit decreased due to the weakening of the Mexican peso against the U.S. dollar and lower fuel surcharge, resulting from lower U.S. fuel prices. Energy revenue decreased by 19% due to lower volumes in utility coal as a result of lower natural gas prices and a short-term rate concession provided to a customer which leveraged excess capacity and included no service commitments. Frac sand and metals volumes decreased due to the significant decline in new U.S crude drilling operations and metals volumes were further reduced by higher imports from foreign sources. In addition, the Company experienced service-related issues, which negatively affected revenue in certain commodities. Due to the uncertainty around energy-related markets, foreign exchange impacts and U.S. fuel prices, the Company withdrew its 2015 revenue and volume guidance on May 14, 2015.
Operating expenses decreased $36.1 million during the three months ended September 30, 2015, as compared to the same period in 2014, due to the weakening of the Mexican peso against the U.S. dollar, lower U.S. fuel prices and lower incentive compensation. Expense reductions resulting from U.S. fuel prices and the weakening Mexican peso largely offset the revenue reductions driven by these same macroeconomic factors. These expense reductions were partially offset by increased depreciation expense. Operating expenses as a percentage of revenues was 65.2% for the three months ended September 30, 2015, compared to 66.1% for the same period in 2014.
The Company reported quarterly earnings of $1.20 per diluted share on consolidated net income of $131.6 million for the three months ended September 30, 2015, compared to earnings of $1.25 per diluted share on consolidated net income of $138.1 million for the same period in 2014, due to decreased operating income.
On July 27, 2015, KCSR issued $500.0 million principal amount of senior unsecured notes, which bear interest semiannually at a fixed annual rate of 4.95%. The net proceeds from the offering were used for the repayment of the outstanding commercial paper issued by KCSR, the repurchase of shares of KCS common stock and for other general corporate purposes.
During the third quarter of 2015, KCS repurchased 1,236,094 shares of common stock for $115.7 million at an average price of $93.57 per share under the share repurchase program announced in May 2015. Management's assessment of market conditions, available liquidity and other factors will determine the timing and volume of any future repurchases.

Results of Operations
The following summarizes KCS’s consolidated income statement components (in millions):

	Three Months Ended		Change Dollars
	September 30,
	2015	2014
Revenues	$631.9	$677.5	$(45.6)
Operating expenses	412.0	448.1	(36.1)
Operating income	219.9	229.4	(9.5)
Equity in net earnings of unconsolidated affiliates	5.0	5.0	—
Interest expense	(21.9)	(17.9)	(4.0)
Foreign exchange loss	(30.0)	(12.5)	(17.5)
Other expense, net	(1.1)	(0.4)	(0.7)
Income before income taxes	171.9	203.6	(31.7)
Income tax expense	40.0	65.2	(25.2)
Net income	131.9	138.4	(6.5)
Less: Net income attributable to noncontrolling interest	0.3	0.3	—
Net income attributable to Kansas City Southern and subsidiaries	$131.6	$138.1	$(6.5)

	Nine Months Ended		Change
	September 30,
	2015	2014
Revenues	$1,820.8	$1,934.6	$(113.8)
Operating expenses	1,235.9	1,339.4	(103.5)
Operating income	584.9	595.2	(10.3)
Equity in net earnings of unconsolidated affiliates	14.4	16.6	(2.2)
Interest expense	(58.2)	(54.5)	(3.7)
Debt retirement costs	—	(6.6)	6.6
Foreign exchange loss	(52.1)	(4.1)	(48.0)
Other expense, net	(3.1)	(3.7)	0.6
Income before income taxes	485.9	542.9	(57.0)
Income tax expense	140.6	180.3	(39.7)
Net income	345.3	362.6	(17.3)
Less: Net income attributable to noncontrolling interest	1.1	1.0	0.1
Net income attributable to Kansas City Southern and subsidiaries	$344.2	$361.6	$(17.4)
Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months Ended			Three Months Ended			Three Months Ended
	September 30,			September 30,			September 30,
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
Chemical and petroleum	$123.0	$117.4	5%	68.2	63.3	8%	$1,804	$1,855	(3%)
Industrial and consumer products	150.2	166.9	(10%)	84.2	90.6	(7%)	1,784	1,842	(3%)
Agriculture and minerals	110.6	104.6	6%	62.6	55.7	12%	1,767	1,878	(6%)
Energy	73.7	90.7	(19%)	83.8	81.8	2%	879	1,109	(21%)
Intermodal	95.2	106.7	(11%)	252.7	269.9	(6%)	377	395	(5%)
Automotive	54.6	65.8	(17%)	31.9	34.1	(6%)	1,712	1,930	(11%)
Carload revenues, carloads and units	607.3	652.1	(7%)	583.4	595.4	(2%)	$1,041	$1,095	(5%)
Other revenue	24.6	25.4	(3%)
Total revenues (i)	$631.9	$677.5	(7%)

(i) Included in revenues:
Fuel surcharge	$58.3	$88.5

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Nine Months Ended			Nine Months Ended			Nine Months Ended
	September 30,			September 30,			September 30,
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
Chemical and petroleum	$353.8	$337.7	5%	193.2	185.3	4%	$1,831	$1,822	—
Industrial and consumer products	440.8	472.2	(7%)	248.1	263.5	(6%)	1,777	1,792	(1%)
Agriculture and minerals	320.7	332.9	(4%)	178.3	174.7	2%	1,799	1,906	(6%)
Energy	184.5	250.3	(26%)	201.5	227.6	(11%)	916	1,100	(17%)
Intermodal	288.1	293.4	(2%)	746.0	758.6	(2%)	386	387	—
Automotive	164.0	177.8	(8%)	93.7	94.6	(1%)	1,750	1,879	(7%)
Carload revenues, carloads and units	1,751.9	1,864.3	(6%)	1,660.8	1,704.3	(3%)	$1,055	$1,094	(4%)
Other revenue	68.9	70.3	(2%)
Total revenues (i)	$1,820.8	$1,934.6	(6%)

(i) Included in revenues:
Fuel surcharge	$181.6	$253.7

Freight revenues include revenue for transportation services and fuel surcharges. For the three months ended September 30, 2015, revenues and carload/unit volumes decreased 7% and 2%, respectively, compared to the same period in 2014. For the nine months ended September 30, 2015, revenues and carload/unit volumes decreased 6% and 3%, respectively, compared to the same period in 2014. Energy revenue decreased 19% and 26% for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014, driven by lower volumes in utility coal due to lower natural gas prices and a short-term rate concession provided to a customer during the third quarter of 2015, which leveraged excess capacity and included no service commitments. Frac sand and metals volumes decreased due to the significant decline in new U.S crude drilling operations and metals volumes were further reduced by higher imports from foreign sources. In addition, the Company experienced service-related issues, which negatively affected revenue in certain commodities.
Revenue per carload/unit decreased 5% and 4% for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014, due to the weakening of the Mexican peso against the U.S. dollar and lower fuel surcharge, partially offset by positive pricing impacts.
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
The following discussion provides an analysis of revenues by commodity group:

Revenues by commodity group for the three months ended September 30, 2015
Chemical and petroleum. Revenues increased $5.6 million for the three months ended September 30, 2015, compared to the same period in 2014, due to an 8% increase in carload/unit volumes, partially offset by a 3% decrease in revenue per carload/unit. Revenues increased $16.1 million for the nine months ended September 30, 2015, compared to the same period in 2014, due to a 4% increase in carload/unit volumes. Petroleum volumes increased as a result of new business and plastics volumes increased due to lower commodity prices. Revenue per carload/unit decreased in the third quarter of 2015 as a result of the weakening Mexican peso against the U.S. dollar and lower fuel surcharge, partially offset by positive pricing impacts. Revenue per carload/unit was flat for the nine months ended September 30, 2015, compared to the same period in 2014, as positive pricing impacts were offset by the weakening of the Mexican peso against the U.S. dollar and lower fuel surcharge.

Industrial and consumer products. Revenues decreased $16.7 million for the three months ended September 30, 2015, compared to the same period in 2014, due to a 7% decrease in carload/unit volumes and a 3% decrease in revenue per carload/unit. Revenues decreased $31.4 million for the nine months ended September 30, 2015, compared to the same period in 2014, due to a 6% decrease in carload/unit volumes and a 1% decrease in revenue per carload/unit. Metals and scrap volumes decreased due to the decline in new drilling operations in the U.S. and higher imports from foreign sources. Revenue per carload/unit decreased due to lower fuel surcharge and the weakening of the Mexican peso against the U.S. dollar, partially offset by positive pricing impacts.

Revenues by commodity group for the three months ended September 30, 2015
Agriculture and minerals. Revenues increased $6.0 million for the three months ended September 30, 2015, compared to the same period in 2014, due to a 12% increase in carload/unit volumes, partially offset by a 6% decrease in revenue per carload/unit. Revenues decreased $12.2 million for the nine months ended September 30, 2015, compared to the same period in 2014, due to a 6% decrease in revenue per carload/unit, partially offset by a 2% increase in carload/unit volumes. For the three months ended September 30, 2015, food products volumes increased as a result of a customer's temporary plant shutdown during the third quarter of 2014. In addition, grain volumes increased due to the acquisition of equipment and improved cycle times in the third quarter of 2015. Service-related issues contributed to decreased grain volumes during the nine months ended September 30, 2015, as compared to the same period in 2014. Revenue per carload/unit decreased due to lower fuel surcharge and the weakening of the Mexican peso against the U.S. dollar.

Stone, Clay, & Glass 7%
Ores & Minerals 6%
Food Products 32%
Grain 55%

Energy. Revenues decreased $17.0 million for the three months ended September 30, 2015, compared to the same period in 2014, due to a 21% decrease in revenue per carload/unit, partially offset by a 2% increase in carload/unit volumes. Revenues decreased $65.8 million for the nine months ended September 30, 2015, compared to the same period in 2014, due to a 17% decrease in revenue per carload/unit and an 11% decrease in carload/unit volumes. Volumes decreased as low natural gas prices have reduced the demand for utility coal and the decline in new crude drilling operations in the U.S. has reduced the demand for frac sand. These decreases were partially offset by increased crude oil volumes due to new business. Revenue per carload/unit decreased due to lower fuel surcharge, a short-term rate concession provided to a customer during the third quarter of 2015, which leveraged excess capacity and included no service commitments, and shorter average length of haul.

Frac Sand
13%
Crude Oil
16%
Utility
Coal
58%
Coal &
Petroleum
Coke
13%

Intermodal. Revenues decreased $11.5 million for the three months ended September 30, 2015, compared to the same period in 2014, due to a 6% decrease in carload/unit volumes and a 5% decrease in revenue per carload/unit. Revenues decreased $5.3 million for the nine months ended September 30, 2015, compared to the same period in 2014, due to a 2% decrease in carload/unit volumes. Lower volumes due to service-related issues and the conversion of rail traffic to truck in the second and third quarter of 2015 were partially offset by volume growth driven by trans-Pacific imports via the Port of Lazaro Cardenas. Revenue per carload/unit decreased in the third quarter of 2015, compared to the same period in 2014, due to lower fuel surcharge.
Automotive. Revenues decreased $11.2 million for the three months ended September 30, 2015, compared to the same period in 2014, due to an 11% decrease in revenue per carload/unit and a 6% decrease in carload/unit volumes. Revenues decreased $13.8 million for the nine months ended September 30, 2015, compared to the same period in 2014, due to a 7% decrease in revenue per carload/unit and a 1% decrease in carload/unit volumes. Revenue per carload/unit decreased due to the weakening of the Mexican peso against the U.S. dollar, partially offset by positive pricing impacts. Volumes decreased in the second and third quarters of 2015 due to service-related issues and lower production at facilities serviced by the Company.

Operating Expenses
Operating expenses, as shown below (in millions), decreased $36.1 million and $103.5 million for the three and nine months ended September 30, 2015, respectively, compared to the same period in 2014, due to the weakening of the Mexican peso against the U.S. dollar and lower U.S. fuel prices. These decreases were partially offset by increased depreciation expense.

	Three Months Ended
	September 30,		Change
	2015	2014	Dollars	Percent
Compensation and benefits	$112.7	$125.2	$(12.5)	(10%)
Purchased services	57.0	64.2	(7.2)	(11%)
Fuel	78.5	109.2	(30.7)	(28%)
Equipment costs	31.2	28.4	2.8	10%
Depreciation and amortization	71.4	65.0	6.4	10%
Materials and other	61.2	56.1	5.1	9%
Total operating expenses	$412.0	$448.1	$(36.1)	(8%)

	Nine Months Ended
	September 30,		Change
	2015	2014	Dollars	Percent
Compensation and benefits	$338.3	$351.3	$(13.0)	(4%)
Purchased services	172.1	183.2	(11.1)	(6%)
Fuel	237.0	320.8	(83.8)	(26%)
Equipment costs	90.2	89.6	0.6	1%
Depreciation and amortization	210.7	190.8	19.9	10%
Materials and other	178.0	165.4	12.6	8%
Lease termination costs	9.6	38.3	(28.7)	(75%)
Total operating expenses	$1,235.9	$1,339.4	$(103.5)	(8%)
Compensation and benefits. Compensation and benefits decreased $12.5 million and $13.0 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014, due to lower incentive compensation and the weakening of the Mexican peso against the U.S. dollar, partially offset by annual salary rate increases and growth in headcount.
Purchased services. Purchased services expense decreased $7.2 million and $11.1 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014, due to the renegotiation of maintenance contracts in the second quarter of 2015, the weakening of the Mexican peso against the U.S. dollar and lower corporate expenses. In addition, purchased services decreased for the three months ended September 30, 2015, compared to the same period in 2014, due to the timing of track maintenance activities.
Fuel. Fuel expense decreased $30.7 million and $83.8 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014, due to lower diesel fuel prices and the effects of the weakening of the Mexican peso against the U.S. dollar. The average price per gallon, including the effects of the weakening of the Mexican peso against the U.S. dollar, was $2.24 and $2.39 for the three and nine months ended September 30, 2015, respectively, compared to $3.10 for the same periods in 2014.
Equipment costs. Equipment costs increased $2.8 million and $0.6 million for the three and nine months ended September 30, 2015, compared to the same periods in 2014, due to longer cycle times as a result of service-related issues, partially offset by lower lease expense as a result of the purchase of equipment under existing operating leases and replacement equipment as certain operating leases expired.
Depreciation and amortization. Depreciation and amortization expense increased $6.4 million and $19.9 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014, due to a larger asset base, including the purchase of equipment under existing operating leases and replacement equipment as certain operating leases expired.
Materials and other. Materials and other expense increased $5.1 million and $12.6 million for the three and nine months ended September 30, 2015, compared to the same periods in 2014, due a settlement of a litigation dispute in the third quarter of 2015, increased derailment expense, property taxes and materials and supplies expense. These increases were offset by a reduction in personal injury expense recognized during the second quarter of 2015 as a result of changes in estimates and the weakening of the Mexican peso against the U.S. dollar.

Lease termination costs. Lease termination costs were $9.6 million for the nine months ended September 30, 2015, compared to $38.3 million for the nine months ended September 30, 2014, due to the early termination of certain operating leases and the related purchase of the equipment. The Company did not incur lease termination costs for the three months ended September 30, 2015 or 2014.

Non-Operating Income and Expenses
Equity in net earnings of unconsolidated affiliates. Equity in net earnings from unconsolidated affiliates was flat for the three months ended September 30, 2015. For the nine months ended September 30, 2015, equity in net earnings from unconsolidated affiliates decreased $2.2 million, compared to the same period in 2014. Equity in net earnings from the operations of Ferrocarril y Terminal del Valle de Mexico, S.A. de C.V. decreased due to higher operating expenses. In addition, equity in net earnings from the operations of Panama Canal Railway Company decreased due to lower container volumes.
Interest expense. Interest expense increased $4.0 million and $3.7 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014, due to higher average interest rates and average debt balances as a result of the Company’s debt activities during the third quarter of 2015. During the three and nine months ended September 30, 2015, the average debt and commercial paper balances were $2,290.8 million and $2,211.3 million, respectively, compared to $2,202.9 million and $2,145.9 million for the same periods in 2014. Average interest rates during the three and nine months ended September 30, 2015 were 3.7% and 3.4%, respectively, compared to 3.2% and 3.3% for the same periods in 2014.
Debt retirement costs. The Company did not incur debt retirement costs during 2015 and during the three months ended September 30, 2014. For the nine months ended September 30, 2014 debt retirement costs were $6.6 million, related to the call premiums, original issue discounts and write-off of unamortized debt issuance costs associated with the Company’s various debt redemption activities.
Foreign exchange loss. For the three and nine months ended September 30, 2015, foreign exchange loss was $30.0 million and $52.1 million, respectively, compared to $12.5 million and $4.1 million for the same periods in 2014. Foreign exchange loss includes the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos and the loss on foreign currency derivative contracts.
For the three and nine months ended September 30, 2015, the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos resulted in a foreign exchange loss of $5.1 million and $7.8 million, respectively, compared to a foreign exchange loss of $2.4 million and $2.7 million for the same periods in 2014.
The Company enters into foreign currency derivative contracts to hedge its net exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar. For the three and nine months ended September 30, 2015, foreign exchange loss on foreign currency derivative contracts was $24.9 million and $44.3 million, respectively, compared to a loss of $10.1 million and $1.4 million for the same periods in 2014.
Other expense, net. Other expense, net increased $0.7 million for the three months ended September 30, 2015, compared to the same period in 2014, due to lower miscellaneous income. For the nine months ended September 30, 2015, other expense, net decreased $0.6 million, compared to 2014, due to miscellaneous fees incurred in the second quarter of 2014.

Income tax expense. Income tax expense decreased $25.2 million and $39.7 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014, due to a lower effective tax rate and lower pre-tax income. The components of the effective tax rates for the three and nine months ended September 30, 2015, compared to the same periods in 2014, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Statutory rate in effect	35.0%	35.0%	35.0%	35.0%
Tax effect of:
Difference between U.S. and foreign tax rate	(2.5%)	(3.4%)	(2.7%)	(3.3%)
State and local income tax provision, net	1.4%	1.3%	1.4%	1.3%
Foreign exchange (i)	(11.4%)	(1.8%)	(5.5%)	(0.2%)
Other, net	0.8%	0.9%	0.7%	0.4%
Effective tax rate	23.3%	32.0%	28.9%	33.2%

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
The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to debt and equity capital markets, and other available financing resources will be sufficient to fund anticipated operating expenses, capital expenditures, debt service costs, dividends, share repurchases and other commitments in the foreseeable future. The Company’s current financing instruments contain restrictive covenants which limit or preclude certain actions; however, the covenants are structured such that the Company has sufficient flexibility to conduct its operations. The Company was in compliance with all of its debt covenants as of September 30, 2015.
Though KCS’s cash flows from operations are expected to be sufficient to fund operations, capital expenditures, debt service and dividends, the Company may, from time to time, incur debt to refinance existing indebtedness, purchase equipment under operating leases, repurchase shares or fund equipment additions or new investments.
During the nine months ended September 30, 2015, the Company invested $503.3 million in capital expenditures and purchased $143.0 million of equipment under existing operating leases and replacement equipment as certain operating leases expired.
In May 2015, the Company announced a share repurchase program of up to $500.0 million, which expires on June 30, 2017. Management's assessment of market conditions, available liquidity and other factors will determine the timing and volume of any future repurchases. Share repurchases are expected to be funded by cash on hand, cash generated from operations and debt. During the third quarter of 2015, KCS repurchased 1,236,094 shares of common stock for $115.7 million at an average price of $93.57 per share under this program.
During the nine months ended September 30, 2015, the Company’s Board of Directors declared quarterly cash dividends on its common stock of $0.33 per share (total of $108.9 million). Subject to the discretion of the Board of Directors, capital availability and a determination that cash dividends continue to be in the best interest of its stockholders, the Company intends to pay a quarterly dividend on an ongoing basis.

During the fourth quarter of 2014, the Company borrowed $300.0 million under a new credit agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd, which was used to reduce commercial paper borrowings and for general corporate purposes. The borrowings were repaid in the first quarter of 2015 using available cash.
On July 27, 2015, KCSR issued $500.0 million principal amount of senior unsecured notes, which bear interest semiannually at a fixed annual rate of 4.95%. The net proceeds from the offering were used for the repayment of the outstanding commercial paper issued by KCSR, for the repurchase of shares of KCS common stock and for other general corporate purposes. For additional discussion of the agreements representing the indebtedness of KCS, see “Note 9, Short-Term Borrowings” and “Note 10, Long-Term Debt” in the “Notes to the Consolidated Financial Statements” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
On September 30, 2015, total available liquidity (the unrestricted cash balance plus revolving credit facility and commercial paper program availability) was $766.6 million. As of September 30, 2015, the total cash and cash equivalents held outside of the U.S. in foreign subsidiaries was $45.9 million. The Company expects that this cash will be available to fund operations without incurring additional taxes.
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

Cash Flow Information
Summary cash flow data follows (in millions):

	Nine Months Ended
	September 30,
	2015	2014
Cash flows provided by (used for):
Operating activities	$671.2	$681.8
Investing activities	(694.0)	(722.8)
Financing activities	(208.6)	(102.7)
Net decrease in cash and cash equivalents	(231.4)	(143.7)
Cash and cash equivalents beginning of year	348.0	429.5
Cash and cash equivalents end of period	$116.6	$285.8
Cash flows from operating activities decreased $10.6 million for the nine month period ended September 30, 2015, compared to the same period in 2014, due to distributions from unconsolidated affiliates received in the first quarter of 2014. Net cash used for investing activities decreased $28.8 million, compared to the same period in 2014, due to a $159.2 million decrease in expenditures for the purchase or replacement of equipment under existing operating leases, partially offset by a $119.3 million increase in capital expenditures. Additional information regarding capital expenditures is provided below. During 2015, net financing cash outflows were $208.6 million due to the net repayment of short-term borrowings of $451.1 million, the repurchase of common stock of $136.3 million and the payment of dividends of $104.0 million, partially offset by the net proceeds of long-term debt of $479.1 million. During 2014, net financing cash outflows were $102.7 million due to the net repayment of $327.8 million of long term debt and the payment of dividends of $85.7 million, partially offset by the net proceeds from short-term borrowings of $310.9 million.

Capital Expenditures
KCS has funded, and expects to continue to fund capital expenditures with operating cash flows and short and long-term debt.
The following table summarizes capital expenditures by type (in millions):

	Nine Months Ended
	September 30,
	2015	2014
Roadway capital program	$232.1	$214.5
Locomotives and freight cars	182.0	117.4
Capacity	58.7	40.1
Information technology	22.2	17.8
Other	8.3	7.9
Total capital expenditures (accrual basis)	503.3	397.7
Change in capital accruals	19.5	5.8
Total cash capital expenditures	$522.8	$403.5

Purchase or replacement of equipment under operating leases
Locomotives	$—	$76.3
Freight cars	143.0	224.5
Total purchase or replacement of equipment under operating leases (accrual basis)	143.0	300.8
Change in capital accruals	—	1.4
Total cash purchase or replacement of equipment under operating leases	$143.0	$302.2
Generally, the Company’s capital program consists of capital replacement and equipment. For 2015, internally generated cash flows and short-term borrowings are expected to fund cash capital expenditures, which are currently estimated to be between $650.0 million and $670.0 million. In addition, the Company continuously reviews its equipment under operating leases. Any additional purchase or replacement of equipment under operating leases during 2015 is expected to be funded with internally generated cash flows and/or short-term debt.

Other Matters
Approximately 80% of KCSR employees are covered by collective bargaining agreements. KCSR participates in industry-wide bargaining as a member of the National Carriers’ Conference Committee. Long-term settlement agreements were reached and ratified during 2011 and the first half of 2012 covering all of the participating unions. These agreements will be in effect through December 2015, and will remain in effect until new agreements are reached.
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
(b) Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
For information related to the Company’s legal proceedings, see Note 11, Commitments and Contingencies under Part I, Item 1 of this quarterly report on Form 10-Q.

Item 1A.	Risk Factors
There were no material changes during the quarter to the Risk Factors disclosed in Item 1A — “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2014.
On September 9, 2015, in response to a request from United States Senator John Thune, Chairman of the U.S. Senate Committee on Commerce, Science, & Transportation, KCS provided a letter to Senator Thune in which the Company described various possible impacts on its operations if the current statutory implementation deadline for Positive Train Controls remains unchanged. These operating impacts that could be experienced if the current statutory implementation deadline for Positive Train Control is not modified by Congress could have a material adverse effect on the Company’s consolidated financial statements. The Company’s letter to Senator Thune is available at www.commerce.senate.gov/ptc.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table presents common stock repurchases during each month for the third quarter of 2015:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be purchased under the Plans or Programs (1)
July 2015	92,000	$93.89	92,000	$470,767,669
August 2015	540,193	$95.53	540,193	$419,164,320
September 2015	603,901	$91.78	603,901	$363,740,129
Total	1,236,094		1,236,094

(1)
On May 14, 2015, the Company announced that the Board of Directors approved a share repurchase program, pursuant to which up to
$500 million in shares of common stock could be purchased through June 30, 2017.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibits Filed with this Report
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.1.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.2.

32.1	Principal Executive Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.1.

32.2	Principal Financial Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.2.

101
The following unaudited financial information from Kansas City Southern’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (v) the Notes to Consolidated Financial Statements.

Exhibit No.	Description of Exhibits Incorporated by Reference
4.1
Indenture, dated July 27, 2015, among KCSR, the Note Guarantors and U.S. Bank National Association, as trustee, filed as exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 28, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.1.

4.2
First Supplemental Indenture, dated July 27, 2015, among KCSR, the Note Guarantors and U.S. Bank National Association, as trustee, filed as exhibit 4.2 to the Company's Current Report on Form 8-K filed on July 28, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.2.

4.3
Form of Note representing 4.950% Senior Notes due 2045 (included in Exhibit 4.2), filed as exhibit 4.3 to the Company's Current Report on Form 8-K filed on July 28, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.3.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on October 16, 2015.

Kansas City Southern

/s/ MICHAEL W. UPCHURCH
Michael W. Upchurch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ MARY K. STADLER
Mary K. Stadler
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)