Form 10-K
period 2015-12-31
KANSAS CITY SOUTHERN
filed 2016-01-29
CIK 54480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant was $10.00 billion at June 30, 2015. There were 108,498,752 shares of $.01 par common stock outstanding at January 22, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Kansas City Southern’s Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders which will be filed no later than 120 days after December 31, 2015, is incorporated by reference in Parts III.

KANSAS CITY SOUTHERN
2015 FORM 10-K ANNUAL REPORT

Item 1.	Business
COMPANY OVERVIEW
Kansas City Southern, a Delaware corporation, is a holding company with domestic and international rail operations in North America that are strategically focused on the growing north/south freight corridor connecting key commercial and industrial markets in the central United States with major industrial cities in Mexico. As used herein, “KCS” or the “Company” may refer to Kansas City Southern or, as the context requires, to one or more subsidiaries of Kansas City Southern. KCS and its subsidiaries had approximately 6,670 employees on December 31, 2015.
KCS controls and owns all of the stock of The Kansas City Southern Railway Company (“KCSR”), a U.S. Class I railroad founded in 1887. KCSR serves a ten-state region in the midwest and southeast regions of the United States and has the shortest north/south rail route between Kansas City, Missouri and several key ports along the Gulf of Mexico in Alabama, Louisiana, Mississippi and Texas.
KCS controls and owns all of the stock of Kansas City Southern de México, S.A. de C.V. (“KCSM”). Through its 50-year concession from the Mexican government (the “Concession”), which could expire in 2047 unless extended, KCSM operates a key commercial corridor of the Mexican railroad system and has as its core route the most strategic portion of the shortest, most direct rail passageway between Mexico City and Laredo, Texas. Laredo is a principal international gateway through which a substantial portion of rail and truck traffic between the United States and Mexico crosses the border. KCSM serves most of Mexico’s principal industrial cities and three of its major seaports. KCSM’s rail lines provide exclusive rail access to the United States and Mexico border crossing at Nuevo Laredo, Tamaulipas, the largest rail freight interchange point between the United States and Mexico. Under the Concession, KCSM has the right to control and operate the southern half of the rail bridge at Laredo, Texas, which spans the Rio Grande River between the United States and Mexico. The Company also controls the northern half of this bridge through its ownership of Mexrail, Inc. (“Mexrail”).
KCSM also provides exclusive rail access to the Port of Lazaro Cardenas on the Pacific Ocean. The Mexican government is developing the port at Lazaro Cardenas principally to serve Mexican markets and as an alternative to the U.S. west coast ports for Asian and South American traffic bound for North America.
The Company wholly owns Mexrail which, in turn, wholly owns The Texas Mexican Railway Company (“Tex-Mex”). Tex-Mex owns a 157-mile rail line extending from Laredo, Texas to the port city of Corpus Christi, Texas, which connects the operations of KCSR with KCSM. Through its ownership of Mexrail, the Company owns the northern half of the rail bridge at Laredo, Texas.
The KCS coordinated rail network (KCSR, KCSM and Tex-Mex) comprises approximately 6,600 route miles extending from the midwest and southeast portions of the United States south into Mexico and connects with all other Class I railroads, providing shippers with an effective alternative to other railroad routes and giving direct access to Mexico and the southeast and southwest United States through alternate interchange hubs.
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

MARKETS SERVED

2015 Revenues Business Mix
Chemical and petroleum. This sector includes products such as plastics, other petroleum refined products and miscellaneous chemicals. KCS transports these products to markets in the midwest, southeast and northeast United States and throughout Mexico through interchanges with other rail carriers. The products within the chemicals and plastics channels are used in the automotive, housing and packaging industries as well as in general manufacturing. KCS hauls petroleum products across its network and as petroleum refineries have continued to increase their refining capacity, they have coordinated with KCS to develop additional long-term storage opportunities which complement a fluid freight railroad operation.

Chemical & Petroleum 20%
Industrial & Consumer Products 23%
Agriculture & Minerals 18%
Energy 10%
Intermodal 16%
Automotive 9%
Other 4%

Industrial and consumer products. This sector includes metals and ores such as iron, steel, zinc and copper. The majority of metals, minerals and ores mined, and steel produced in Mexico are consumed within Mexico. The volume of Mexican steel domestic consumption and exports fluctuates based on global market prices. Higher-end finished products such as steel coils are used by Mexican manufacturers in automobiles, household appliances, the oil and gas industry, and other consumer goods which are imported from the United States through land borders and through the seaports served by KCS’s rail network. KCS also transports steel coils, plates and pipe from U.S. and Mexican based mini-mills to locations in the U.S. and Mexico for oil drilling, appliance and automotive applications.
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
Energy. The energy sector includes coal, frac sand, petroleum coke and crude oil. KCS hauls unit trains (trains transporting a single commodity from one source to one destination) of coal for nine electric generating plants in the central United States. The coal originates from the Powder River Basin in Wyoming and is interchanged to KCS at Kansas City, Missouri. Coal mined in the midwest United States is transported in non-unit trains to industrial consumers such as paper mills, steel mills, and cement companies. Frac sand originating primarily in Wisconsin, Illinois or Iowa is delivered to transloads located in northeast Texas, northern Louisiana and south Texas for distribution to gas and oil wells in the region. KCS transports petroleum coke from refineries in the United States to cement companies in Mexico as well as to vessels for international distribution through the Pabtex export terminal located in Port Arthur, Texas. The majority of crude by rail business originates in Canada and Utah, with spot shipments coming from west Texas, Colorado and North Dakota, and is delivered to U.S. Gulf Coast refineries and tank farms in Texas, Louisiana and Alabama.
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
GOVERNMENT REGULATION
The Company’s United States operations are subject to federal, state and local laws and regulations generally applicable to all businesses. Rail operations are also subject to the regulatory jurisdiction of the Surface Transportation Board (“STB”), the Federal Railroad Administration (“FRA”) of the U.S. Department of Transportation (“DOT”), the Occupational Safety and Health Administration (“OSHA”), as well as other federal and state regulatory agencies. The STB has jurisdiction over disputes and complaints involving certain rates, routes and services, the sale or abandonment of rail lines, applications for line extensions and construction, and consolidation or merger with, or acquisition of control of, rail common carriers. DOT and OSHA each has jurisdiction under several federal statutes over a number of safety and health aspects of rail operations, including the transportation of hazardous materials. In 2008, the President of the United States signed the Rail Safety Improvement Act of 2008 into law, which, among other things, revised hours of service for train and certain other employees and mandated implementation of PTC at certain locations by the end of 2015. PTC is a technology designed to help prevent train-to-train collisions, overspeed derailments, incursions into rail work zones, and entry into main line track if a switch is misaligned at certain locations, including main line track where toxic inhalation hazard or poison inhalation hazard movements occur or where passenger operations occur. The Surface Transportation Extension Act of 2015 extended the PTC implementation deadline from the end of 2015 to the end of 2018, conditioned upon the filing of revised PTC Implementation Plans, with a further two-year extension possible subject to review by the Department of Transportation. PTC will add to operating costs, increase the number of employees the Company employs and require KCS to make significant investments in new safety technology.
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
Primary regulatory jurisdiction for the Company’s Mexican operations is overseen by the Mexican Secretaría de Comunicaciones y Transportes (“Secretary of Communications and Transportation” or “SCT”). The SCT establishes regulations concerning railway safety and operations, and is responsible for resolving disputes between railways and between railways and customers. KCSM must register its maximum rates with the SCT and make regular reports to the SCT on investment and traffic volumes. The Company may freely set rates unless the Mexican government determines that there is no effective competition. In the event that rates charged are higher than the registered rates, KCSM must reimburse customers with interest.

KCSM holds a concession from the Mexican government until June 2047 (exclusive through 2027, subject to certain trackage and haulage rights granted to other concessionaires), which is renewable under certain conditions for an additional period of up to 50 years (the “Concession”). The Concession is to provide freight transportation services over rail lines which are a primary commercial corridor of the Mexican railroad system. KCSM is required to provide railroad services to all users on a fair and non-discriminatory basis and in accordance with efficiency and safety standards approved periodically by the Mexican government. KCSM has the right to use, but does not own, all track and buildings that are necessary for the rail lines’ operation. KCSM is obligated to maintain the right of way, track structure, buildings and related maintenance facilities to the operational standards specified in the Concession agreement and to return the assets in that condition at the end of the Concession period. KCSM is required to pay the Mexican government a concession duty equal 1.25% of gross revenues during the Concession period.
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

RAIL SECURITY
The Company and its rail subsidiaries have continued to develop and implement multidisciplinary approaches to secure the Company’s assets and personnel against transnational criminal organizations that actively target transportation networks. In addition, the Company has developed a variety of strategies to help mitigate the risk terrorist attacks could pose to the Company, its personnel and assets. Many of the specific measures the Company utilizes for these efforts are required to be kept confidential through arrangements with government agencies, such as the Department of Homeland Security (“DHS”), or through jointly-developed and implemented strategies and plans with connecting carriers.
KCSR and KCSM developed a proprietary security plan based on an industry-wide plan developed by the Association of American Railroads (“AAR”) members which focuses on comprehensive risk assessments in five areas — hazardous materials; train operations; critical physical assets; military traffic; and information technology and communications. The security plan is kept confidential, with access to the plan tightly limited to members of management with direct security and anti-terrorism implementation responsibilities. The Company participates with other AAR members in periodic drills under the industry plan to test and refine its various provisions.
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

In addition, the Company utilizes dedicated security personnel with extensive law enforcement backgrounds to oversee the ongoing and increasingly complex security efforts of the Company in both the United States and Mexico. While the risk of theft and vandalism is higher in Mexico, KCSM remains among the safest methods of transportation for freight shipments in Mexico. KCSM’s record in rail safety is due in large part to the implementation of a multi-layered safety and security process throughout the KCSM network. In addition to having its own internal system, the process is connected to, and supported by a high level of federal, state and local law enforcement. A primary focus of this effort involves maintaining constant due diligence, counter intelligence, technology reporting applications and active vigilance while enhancing overall system velocity, which reduces the residual risk for incidents to occur.

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
COLLECTIVE BARGAINING
Approximately 80% of KCSR employees are covered by collective bargaining agreements. These agreements do not have expiration dates, but rather remain in place until modified by subsequent agreements. KCSR participates in industry-wide multi-employer bargaining as a member of the National Carriers’ Conference Committee, as well as local bargaining for agreements that are limited to KCSR's property. Multi-employer agreements are subject to a procedure that allows requests for changes to be served every five years. The last multi-employer agreements with all of the participating unions were reached and ratified during 2011 and the first half of 2012, and were retroactive to January 1, 2010. The current round of multi-employer bargaining began on January 1, 2015. The subjects of bargaining primarily concern salary and benefits payable to the various union employees. The union labor negotiation has not historically resulted in any strike, lock-out, or other disruption in the Company’s business operations. The Company does not believe the expected settlements will have a material impact on the consolidated financial statements.
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
David L. Starling — Chief Executive Officer — 66 — Served in this capacity since August 1, 2010. Mr. Starling has been a director of KCS since May 6, 2010. He also served as President of KCS from July 1, 2008 to March 1, 2015 and as Chief Operating Officer of KCS from July 1, 2008 through August 1, 2010. Mr. Starling has also served as a Director and Chief Executive Officer of KCSR since July 1, 2008 and as President from July 1, 2008 to March 1, 2015. He has also served as a Director of KCSM since October 2013 and he served as Chairman of the Board of Directors of KCSM from October 2013 to June 2015. He served as Vice Chairman of the Board of Directors of KCSM from September 2009 to October 2013. Mr. Starling has served as Co-Chairman of the Board of Directors of PCRC and Panarail since October 2013. He served as Vice Chairman of the Board of Directors of PCRC and Panarail from July 2008 to September 2013. Prior to joining KCS, Mr. Starling served as President and Director General of PCRC from 1999 through June 2008.
Patrick J. Ottensmeyer — President — 58 — Served in this capacity since March 1, 2015. He served as Executive Vice President Sales and Marketing of KCS from October 16, 2008 through March 1, 2015. Mr. Ottensmeyer joined KCS in May 2006 as Executive Vice President and Chief Financial Officer. Prior to joining KCS, Mr. Ottensmeyer served as Chief Financial Officer of Intranasal Therapeutics, Inc. from 2001 to May 2006. From 2000 to 2001, he served as Corporate Vice President Finance and Treasurer for Dade-Behring Holdings, Inc. From 1993 to 1999, Mr. Ottensmeyer served as Vice President Finance and Treasurer at Burlington Northern Santa Fe Corporation and BNSF Railway and their predecessor companies.

Warren K. Erdman — Executive Vice President — Administration and Corporate Affairs — 57 — Served in this capacity since April 2010. Mr. Erdman served as Executive Vice President — Corporate Affairs from October 2007 until April 2010. He served as Senior Vice President — Corporate Affairs of KCS and KCSR from January 2006 to September 2007. Mr. Erdman served as Vice President — Corporate Affairs of KCS from April 15, 1997 to December 31, 2005 and as Vice President — Corporate Affairs of KCSR from May 1997 to December 31, 2005. Prior to joining KCS, Mr. Erdman served as Chief of Staff to United States Senator Kit Bond of Missouri from 1987 to 1997.
Michael W. Upchurch — Executive Vice President and Chief Financial Officer — 55 — Served in this capacity since October 16, 2008. Mr. Upchurch joined KCS in March 2008 as Senior Vice President Purchasing and Financial Management. From 1990 through September 2006, Mr. Upchurch served in various senior financial leadership positions at Sprint Nextel Corporation and its predecessor, Sprint Corporation, including Senior Vice President Financial Operations, Senior Vice President Finance Sprint Business Solutions and Senior Vice President Finance Long Distance Division.
José Guillermo Zozaya Delano — President and Executive Representative — KCSM — 63 — Served in this position since April 20, 2006. Mr. Zozaya has 35 years of experience in law and government relations, most recently as the Legal and Government Relations Director for ExxonMobil México, S.A. de C.V., where he spent nine years prior to joining KCSM.
Brian D. Hancock — Executive Vice President and Chief Marketing Officer — 50 — Mr. Hancock has served in this capacity since joining KCS in August 2015. Prior to joining KCS, Mr. Hancock served as Senior Vice President of Supply Chain for Family Dollar Stores, Inc. from 2013 to July 2015. From 2011 to 2013, Mr. Hancock served as President – North America for The Martin – Brower Company, L.L.C. From 2005 to 2011, he served as Vice President – Global Supply Chain for Whirlpool Corporation.
Lora S. Cheatum — Senior Vice President — Human Resources — 59 — Ms. Cheatum has served in this capacity since joining KCS in October 2014. Ms. Cheatum previously served as Senior Vice President Global Human Resources of Layne Christensen from 2012 to October 2014. From 2010 to 2012, she served as Director — Field Operations at Fitness Together Holdings, Inc. Ms. Cheatum spent nine years with Kansas City Power & Light, from 2001 to 2010, where she was Vice President of Procurement and previously as Vice President Human Resources.
Michael J. Naatz — Senior Vice President Operations Support and Chief Information Officer — 50 — Served in this capacity since August 2014. Mr. Naatz served as Senior Vice President and Chief Information Officer of the Company from May 2012 to July 2014. Prior to joining KCS, Mr. Naatz served as President of USF Holland, a YRC Worldwide, Inc. (“YRCW”) company, from 2011 to May 2012. From 2010 to 2011, Mr. Naatz served as President and Chief Customer Officer - Customer Care Division at YRCW. From 2008 to 2010, he served as Executive Vice President and Chief Information & Service Officer at YRCW. From 2005 to 2007, he served as President — Enterprise Services Division at YRCW. From 1994 to 2005, he held various leadership positions with USF Corporation.
Jeffrey M. Songer — Senior Vice President Engineering and Chief Transportation Officer — 46 — Mr. Songer has served in this capacity since August 2014. Mr. Songer previously was Vice President and Chief Engineer for KCSR from June 2012 to July 2014. Prior to serving as KCSR’s Vice President and Chief Engineer, Mr. Songer served as Assistant Vice President — Engineering and Planning from March 2011 to June 2012, and as its General Director — Planning, Scheduling & Administration from January 2007 to March 2011.
Mary K. Stadler — Senior Vice President and Chief Accounting Officer — 56 — Served in this capacity since March 2, 2009. From April 1990 through August 2008, Ms. Stadler served in various finance leadership positions at Sprint Nextel Corporation and its predecessor, Sprint Corporation, most recently as Vice President — Assistant Controller.
William J. Wochner — Senior Vice President and Chief Legal Officer — 68 — Served in this capacity since February 2007. He served as Vice President and Interim General Counsel from December 2006 to January 2007. From September 2006 to December 2006, Mr. Wochner served as Vice President and Associate General Counsel. From March 2005 to September 2006, Mr. Wochner served as Vice President Sales and Marketing/Contracts for KCSR. From February 1993 to March 2005, Mr. Wochner served as Vice President and General Solicitor of KCSR.
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

AVAILABLE INFORMATION
KCS’s website (www.kcsouthern.com) provides at no cost KCS’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after the electronic filing of these reports is made with the Securities and Exchange Commission. In addition, KCS’s corporate governance guidelines, ethics and legal compliance policy, and the charters of the Audit Committee, the Finance Committee, the Nominating and Corporate Governance Committee and the Compensation and Organization Committee of the Board of Directors are available on KCS’s website. These guidelines, policies and charters are available in print without charge to any stockholder requesting them. Written requests for these materials may be made to the Corporate Secretary, P.O. Box 219335, Kansas City, Missouri 64121-9335 (or if by express delivery to 427 West 12th Street, Kansas City, Missouri 64105). From time to time, KCS publicly designates material information by posting it on the website, investors.kcsouthern.com, in lieu of press releases.
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
KCS’s business is subject to regulation by federal, state and local legislatures and agencies that could impose significant cost on the Company’s business operations.
KCS is subject to legislation and regulation enacted by federal, state and local legislatures and agencies in the U.S. and Mexico with respect to railroad operations. Government regulation of the railroad industry is a significant determinant of the competitiveness and profitability of railroads. Changes in legislation or regulation could have a negative impact on KCS’s ability to negotiate prices for rail services, could negatively affect competition among rail carriers, or could negatively impact operating practices, resulting in reduced efficiency, increased operating costs or increased capital investment, all of which could result in a material adverse effect on KCS’s consolidated financial statements.
New economic regulation in the U.S. or Mexico in current or future proceedings could change the regulatory framework within which the Company operates which could materially change the Company's business and have an adverse effect on the Company's consolidated financial statements.
Amendments to the Mexican Regulatory Railroad Service Law became effective in January 2015 and the new Mexican antitrust legislation became effective in July 2014. Under Article 47 of the Mexican Railroad Services Law and its regulations, if the Comisión Federal de Competencia Económica (Mexican Antitrust Commission or “CFCE”) determines that effective competition does not exist, then the SCT has authority to impose remedies. CFCE, however, has not published guidelines regarding the factors that constitute a lack of competition. It is, therefore, unclear under what particular circumstances CFCE would deem a lack of competition to exist. If the SCT intervenes and imposes such remedies, it may negatively impact profitability. The Company continues to evaluate the Mexican government’s implementation of these new laws, and unexpected adverse implementation could have a material adverse effect on KCS’s business operations and consolidated financial statements.
As part of the Rail Safety Improvement Act of 2008 in the United States, Class I railroad carriers and passenger and commuter rail operators must implement Positive Train Control (“PTC”), a technology designed to help prevent train-to-train collisions, overspeed derailments, incursions into rail work zones, and entry into main line track if a switch is misaligned. PTC is required to be implemented at certain locations, including main line track where toxic inhalation hazard movements regularly occur or where passenger operations occur. The Surface Transportation Extension Act of 2015 extended the PTC implementation deadline from the end of 2015 to the end of 2018, conditioned upon the filing of revised PTC Implementation Plans, with a further two-year extension possible subject to review by the Department of Transportation. PTC will add to operating costs, increase the number of employees the Company employs and require KCS to make significant investments in new safety technology. KCS’s failure to meet deadlines, including any extension, could result in fines, service interruptions or penalties and could have a material adverse effect on the Company’s consolidated financial statements.
KCS’s inadvertent failure or inability to comply with applicable laws and regulations could have a material adverse effect on the Company’s consolidated financial statements and operations, including fines, penalties, or limitations on operating activities until compliance with applicable requirements is achieved. Congress and government agencies may change the legislative or regulatory framework within which the Company operates without providing any recourse for any adverse effects on the Company’s business that occur as a result of such change. Additionally, some of the regulations require KCS to obtain and maintain various licenses, permits and other authorizations. Any failure to obtain or maintain these licenses, permits, and other authorizations could adversely affect KCS’s business operations.
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
The SCT may revoke the Concession if KCSM is sanctioned on a specified number of occasions for any of the following: unjustly interrupting the operation of its rail lines or for charging rates higher than those it has registered with the SCT; restricting the ability of other Mexican rail operators to use its rail lines; failing to make payments for damages caused during the performance of services; failing to comply with any term or condition of the Mexican Railroad Services Law and regulations or the Concession; failing to make the capital investments required under its five-year business plan filed with the SCT; or failing to maintain an obligations compliance bond and insurance coverage as specified in the Mexican Railroad Services Law and regulations. In addition, the Concession would revoke automatically if KCSM changes its nationality or assigns or creates any lien on the Concession, or if there is a change in control of KCSM without the SCT’s approval. The SCT may also terminate the Concession as a result of KCSM’s surrender of its rights under the Concession, or for reasons of public interest or upon KCSM’s liquidation or bankruptcy. If the Concession is terminated or revoked by the SCT for any reason, KCSM would receive no compensation and its interest in its rail lines and all other fixtures covered by the Concession, as well as all improvements made by it, would revert to the Mexican government. Revocation or termination of the Concession could adversely affect the Company’s consolidated financial statements.
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
The Mexican government has exercised, and continues to exercise, significant influence over the Mexican economy. Accordingly, Mexican governmental actions concerning the economy and state-owned enterprises could have a significant impact on Mexican private sector entities in general and on KCSM’s operations in particular. KCS cannot predict the impact that the political landscape, including multiparty rule and civil disobedience, will have on the Mexican economy. Furthermore, KCS’s consolidated financial statements and prospects may be affected by currency fluctuations, inflation, interest rates, regulation, taxation and other political, social and economic developments in or affecting Mexico.
The Mexican economy in the past has suffered balance of payment deficits and shortages in foreign exchange reserves. Although Mexico has imposed foreign exchange controls in the past, there are currently no exchange controls in Mexico. Pursuant to the provisions of NAFTA, if Mexico experiences serious balance of payment difficulties or the threat of such difficulties in the future, Mexico would have the right to impose foreign exchange controls on investments made in Mexico, including those made by United States and Canadian investors. Any restrictive exchange control policy could adversely affect KCS’s ability to obtain U.S. dollars or to convert Mexican pesos (“pesos” or “Ps.”) into dollars for purposes of making payments. This could have a material adverse effect on KCS’s consolidated financial statements.
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
Severe weakening of the peso against the U.S. dollar may result in disruption of the international foreign exchange markets and may limit the ability to transfer pesos or to convert pesos into U.S. dollars for the purpose of making timely payments of interest and principal on the non-peso denominated indebtedness. Although the Mexican government currently does not restrict, and for many years has not restricted, the right or ability of Mexican or foreign persons or entities to convert pesos into U.S. dollars or to transfer foreign currencies out of Mexico, the Mexican government could, as in the past, institute restrictive exchange rate policies that could limit the ability to transfer or convert pesos into U.S. dollars or other currencies for the purpose of making timely payments and contractual commitments. Devaluation or depreciation of the peso against the U.S. dollar may also adversely affect U.S. dollar prices for KCS’s securities.
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
Severe weather or other natural disasters could result in significant business interruptions and expenditures.
The Company’s operations may be affected by severe weather or other natural disasters. The Company operates in and along the Gulf of Mexico, and its facilities may be adversely affected by hurricanes, floods and other extreme weather conditions that could also adversely affect KCS’s shipping, agricultural, chemical and other customers. Severe weather or other natural disasters could result in significant business interruption and could have a material adverse effect on KCS’s consolidated financial statements.
KCS’s business may be adversely affected by changes in general economic or other conditions.
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
Significant reductions in the volume of rail shipments due to economic or other conditions could have a material adverse effect on KCS’s consolidated financial statements.

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
A significant disruption, failure or unauthorized access of KCS’s information technology system could have a material adverse effect on KCS’s consolidated financial statements.
Capacity constraints could adversely affect service and operating efficiency.
KCS may experience capacity constraints due to increased demand for rail services, unavailability of equipment, crew shortages, or extreme weather. Also, due to the interconnectivity between all railroads, especially in the U.S., congestion on other railroads could also result in operational inefficiencies for KCS.
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
Significant expansions in the capacity of the Company’s network can require a substantial amount of time and investment. Although KCS constantly monitors its network in an effort to optimize its rail services, there can be no assurance that such measures will adequately address capacity constraints on a timely basis.
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
The Company’s domestic and international operations are subject to competition from other railroads, as well as from truck carriers, barge lines, and other maritime shippers. Many of KCS’s rail competitors are much larger and have significantly greater financial and other resources than KCS, which may enable rail competitors to reduce rates and make KCS’s freight services less competitive. KCS’s ability to respond to competitive pressures by matching rate reductions and decreasing rates without adversely affecting gross margins and operating results will depend on, among other things, the ability to reduce operating costs. KCS’s failure to respond to competitive pressures, and particularly rate competition, in a timely manner could have a material adverse effect on the Company’s consolidated financial statements.
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
Trucking, maritime, and barge competitors, while able to provide rate and service competition to the railroad industry, are able to use public rights-of-way, require substantially smaller capital investment and maintenance expenditures than railroads and allow for more frequent and flexible scheduling. Continuing competitive pressures, any reduction in margins due to competitive pressures, developments that increase the quality or decrease the cost of alternative modes of transportation in the locations in which the Company operates, or legislation or regulations that provide motor carriers with additional advantages, such as increased size of vehicles and reduced weight restrictions, could result in downward pressure on freight rates, which in turn could have a material adverse effect on the Company’s consolidated financial statements.
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
KCS is subject to environmental regulations, which may impose significant costs on the Company’s business operations.
KCS operations are subject to environmental regulation enacted by federal, state and local legislatures in the U.S. and Mexico. From time to time, certain KCS facilities have not been in compliance with environmental, health and safety laws and regulations and there can be no assurance that KCS will always be in compliance with such laws and regulations in the future. Environmental liability under federal and state law in the United States can also extend to previously owned or operated properties, leased properties and properties owned by third parties, as well as to properties currently owned and used by the Company. Environmental liabilities may also arise from claims asserted by adjacent landowners or other third parties. Given the nature of its business, the Company incurs, and expects to continue to incur, environmental compliance costs, including, in particular, costs necessary to maintain compliance with requirements governing chemical and hazardous material shipping operations, refueling operations and repair facilities. KCS presently has environmental investigation and remediation obligations at certain sites, and will likely incur such obligations at additional sites in the future.
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
Liabilities accrued for environmental costs represent the Company’s best estimate of the probable future obligation for the remediation and settlement of these sites. However, remediation costs may exceed such estimates, due to various factors such as evolving environmental laws and regulations, changes in technology, the extent of other parties’ participation, developments in environmental surveys and studies, and the extent of corrective action that may ultimately be required. The Company cannot predict the effect, if any, that unidentified environmental matters or the adoption of additional or more stringent environmental laws and regulations would have on KCS’s consolidated financial statements.

KCS’s inadvertent failure or inability to comply with applicable environmental laws and regulations could have a material adverse effect on the Company’s consolidated financial statements and operations, including fines, penalties, or limitations on operating activities until compliance with applicable requirements is achieved. These government agencies may change the legislative or regulatory framework within which the Company operates without providing any recourse for any adverse effects on the Company’s business that occur as a result of such change. Additionally, some of the regulations require KCS to obtain and maintain various licenses, permits and other authorizations. Any failure to obtain or maintain these licenses, permits, and other authorizations could adversely affect KCS’s business operations.
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
Weaknesses in the short and long-term debt markets could negatively impact the Company’s access to capital.
Due to the significant capital expenditures required to operate and maintain a safe and efficient railroad, the Company regularly relies on debt markets for the issuance of long-term debt instruments, bank financing and commercial paper. Instability or disruptions of the capital markets, including debt markets, or the deterioration of the Company’s financial condition due to internal or external factors, could restrict or prohibit access and could increase the cost of financing sources. A significant deterioration of the Company’s financial condition could also reduce credit ratings to below investment grade, limiting its access to external sources of capital, and increasing the costs of short and long-term debt financing, and could have a material adverse effect on KCS’s consolidated financial statements.
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
The Company is a party to collective bargaining agreements with various labor unions in the United States and Mexico. As of December 31, 2015, approximately 80% of KCSR and KCSM Servicios employees were covered by labor contracts subject to collective bargaining. The Company may be subject to, among other things, strikes, work stoppages or work slowdowns as a result of disputes under these collective bargaining agreements and labor contracts or KCS’s potential inability to negotiate acceptable contracts with these unions. In the United States, because such agreements are generally negotiated on an industry-wide basis, determination of the terms and conditions of labor agreements have been and could continue to be beyond KCS’s control. KCS may, therefore, be subject to terms and conditions in industry-wide labor agreements that could have a material adverse effect on its consolidated financial statements. If the unionized workers in the United States or Mexico were to engage in a strike, work stoppage or other slowdown; if other employees were to become unionized or if the terms and conditions in future labor agreements were renegotiated, KCS could experience a significant disruption of its operations and higher ongoing labor costs. Although the U.S. Railway Labor Act imposes restrictions on the right of United States railway workers to strike, there is no law in Mexico imposing similar restrictions on the right of railway workers in that country to strike.
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
Changes in demographics, training requirements and the availability of qualified personnel could negatively affect KCS’s ability to meet demand for rail service. Unforeseen increases in demand for rail services may exacerbate such risks, which could have a negative impact on KCS’s operational efficiency and otherwise have a material adverse effect on KCS’s consolidated financial statements.
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
Track Configuration
KCSR operates over a railroad system consisting of approximately 3,400 route miles in ten states extending from the midwest and southeast portions of the United States south to the Mexican border, which includes approximately 635 miles of trackage rights that permit KCSR to operate its trains with its crews over other railroads’ tracks.
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

Kansas City Southern Rail Network

WY
NE
IA
CO
KS
MO
IL
IN
OH
PA
MD
WV
VA
KY
TN
NC
SC
OK
AR
MS
AL
GA
TX
LA
FL
Chicago
Omaha
Council Bluffs
Lincoln
Jacksonville
Springfield
Roodhouse
Louisiana
Atchison
Topeka
Marshall
Clark
Mexico
Kansas City
East St. Louis
Amsterdam
Pittsburg
Joplin
Neosho
Sallisaw
Fort Smith
Spiro
Heavener
Waldron
De Queen
Nashville
Hope
Ashdown
Texarkana
Sulphur Springs
Hughes Springs
Springhill
Metro
Alliance
Wylie
Dallas
Jefferson
Minden
Sibley
Gibsland
Shreveport
Bayou Pierre
Monroe
Redwood
Vicksburg
Jackson
Sebastopol
Joyce
Winnfield
Kraft
Natchitoches
Alexandria
DeRidder
Port Hudson
Brookhaven
Baton Rouge
Geismar
New Orleans
Counce
Corinth
Yellow Creek
New Albany
Tupelo
Aberdeen
Artesia
Columbus
Brookwood
Birmingham
Tuscaloosa
Louisville
Newton
Meridian
Bay Springs
Waynesboro
Hattiesburg
Palmer
Mobile
Delisle
Gulfport
Beaumont
DeQuincy
West Lake
West Lake Charles
Nederland
Port Arthur
Rosenberg
Houston
Kendleton
Galveston
Victoria
Robstown
Corpus Christi
Laredo
Nuevo Laredo
Sanchez
Hebbronville
Coah.
Salinas Victoria
Brownsville
Reynosa
Matamoros
Saltillo
Ramos Arizpe
Monterrey
N.L.
Pedro C. Morales
Dgo.
Tamps.
Zac.
Vanegas
Laguna Seca
S.L.P.
Altamira
Tampico
Chicalote
Aguascalientes
Arellano
Ags.
San Luis Potosi
Ciudad Valles
Nay.
Escobedo
Silao
Gto.
Viborillas
Guadalajara
Irapuato
Celaya
Queretaro
Ahorcado
Hgo.
Jal.
Mariscala
Qro.
Acambaro
Huehuetoca
Lechería
Morelia
Ver.
Ajuno
Uruapan
Toluca
Mexico City
Oriental
Xalapa
Santa Fe
Veracruz
Puebla
Col.
Mich.
Méx.
Mor.
Pue.
Lazaro Cardenas
Gro.
Tab.
Camp.
Yuc.
Q. Roo.
Oax.
Chis.
The Kansas City Southern Railway Company/Kansas City Southern de Mexico, S.A. de C.V.
Haulage and/or Marketing Agreements and Trackage Rights
Intermodal Facility
Port

Equipment Configuration
As of December 31, 2015 and 2014, KCS owned and leased the following units of equipment:

	2015			2014
	Owned	Leased	Total	Owned	Leased	Total
Freight Cars:
Box cars	3,003	3,359	6,362	3,053	3,272	6,325
Hoppers (covered and open top)	4,048	2,116	6,164	3,012	2,559	5,571
Gondolas	3,002	1,365	4,367	1,647	2,681	4,328
Automotive	2,084	808	2,892	1,457	1,061	2,518
Flat cars (intermodal and other)	807	82	889	857	44	901
Tank cars	6	651	657	15	588	603
Total	12,950	8,381	21,331	10,041	10,205	20,246

Locomotives:
Freight	736	121	857	687	121	808
Switching	187	—	187	187	—	187
Total	923	121	1,044	874	121	995

Average Age (in Years) of Owned and Leased Locomotives:	2015	2014
Freight	14.0	13.9
Switching	40.0	39.0
All locomotives	18.7	18.6
Property and Facilities
KCS operates numerous facilities, including terminals for intermodal and other freight, rail yards for train-building, switching, storage-in-transit (the temporary storage of customer goods in rail cars prior to shipment) and other activities; offices to administer and manage operations; dispatch centers to direct traffic on the rail network; crew quarters to house train crews along the rail line; and shops and other facilities for fueling and maintenance and repair of locomotives, freight cars and other equipment.
Capital Expenditures
The Company’s cash capital expenditures for the three years ended December 31, 2015, 2014, and 2013, and planned 2016 capital expenditures are included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Expenditures”. See also Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Capitalization, Depreciation and Amortization of Property and Equipment (including Concession Assets)” regarding the Company’s policies and guidelines related to capital expenditures.

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

	Fourth	Third	Second	First
2015
Dividends per share:
Common stock	$0.330	$0.330	$0.330	$0.330
$25 par preferred stock	0.250	0.250	0.250	0.250

Stock price ranges:
$25 par preferred:
— High	$27.10	$29.00	$28.90	$29.75
— Low	25.37	25.25	25.25	27.02
Common:
— High	$100.40	$101.24	$108.29	$122.90
— Low	69.70	86.38	90.02	101.14

2014
Dividends per share:
Common stock	$0.280	$0.280	$0.280	$0.280
$25 par preferred stock	0.250	0.250	0.250	0.250

Stock price ranges:
$25 par preferred:
— High	$29.60	$29.00	$28.33	$27.00
— Low	26.52	26.00	25.95	24.15
Common:
— High	$126.49	$123.95	$108.87	$123.83
— Low	109.57	106.67	95.41	88.56
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
Holders
There were 2,283 record holders of KCS common stock on January 22, 2016; however, the number of actual holders of KCS common stock is greater due to the practice of brokerage firms registering many shares for clients in the brokerage firm’s name.

Securities Authorized for Issuance Under Equity Compensation Plans
See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information about securities authorized for issuance under KCS’s equity compensation plans.
Performance Graph
The following graph shows the changes in value over the five years ended December 31, 2015, of an assumed investment of $100 in: (i) KCS’s common stock; (ii) the stocks that comprise the Dow Jones U.S. Industrial Transportation Index; and (iii) the stocks that comprise the S&P 500 Index. The table following the graph shows the value of those investments on December 31 for each of the years indicated. The values for the assumed investments depicted on the graph and in the table have been calculated assuming that any cash dividends are reinvested.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Among Kansas City Southern, the S&P 500 Index
and the Dow Jones U.S. Industrial Transportation Index

	2010	2011	2012	2013	2014	2015
Kansas City Southern	$100.00	$142.10	$176.27	$263.52	$262.34	$162.84
S&P 500 (1)	100.00	102.11	118.45	156.82	178.29	180.75
Dow Jones U.S. Industrial Transportation (2)	100.00	103.90	111.03	156.45	190.36	148.19
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

Purchases of Equity Securities
On May 14, 2015, the Company announced that the Board of Directors approved a share repurchase program, pursuant to which up to $500 million in shares of common stock could be purchased through June 30, 2017. During 2015, KCS repurchased 2,133,984 shares of common stock for $194.2 million at an average price of $90.99 per share under this program. The following table presents common stock repurchases during each month for the fourth quarter of 2015:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be purchased under the Plans or Programs (1)
October 2015	435,759	$85.03	435,759	$326,688,028
November 2015	240,000	$86.88	240,000	$305,835,712
December 2015	—	$—	—	$305,835,712
Total	675,759		675,759

Item 6.	Selected Financial Data
The selected financial data below (in millions, except per share amounts) should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this Form 10-K as well as the consolidated financial statements and the related notes.

	2015	2014	2013	2012	2011
Earnings From Continuing Operations
Revenues	$2,418.8	$2,577.1	$2,369.3	$2,238.6	$2,098.3
Operating expenses (i) (ii) (iii)	1,615.0	1,768.0	1,630.7	1,522.7	1,486.7
Operating income	$803.8	$809.1	$738.6	$715.9	$611.6
Net income (iv)	$485.3	$504.3	$353.3	$379.4	$331.9
Earnings per common share:
Basic	$4.41	$4.56	$3.19	$3.44	$3.04
Diluted	4.40	4.55	3.18	3.43	3.00
Financial Position
Total assets (v) (vi)	$8,341.0	$7,976.4	$7,283.7	$6,284.7	$5,933.2
Total long-term debt obligations, including current portion and short-term borrowings (v)	2,401.1	2,301.4	2,168.8	1,588.7	1,618.6
Total stockholders’ equity	3,914.3	3,755.5	3,370.6	3,096.6	2,764.5
Total equity	4,224.7	4,064.1	3,676.6	3,400.7	3,058.7
Other Data Per Common Share
Cash dividends declared per common share	$1.32	$1.12	$0.86	$0.78	$—
_____________________

(i)
During 2015 and 2014, the Company recognized pre-tax lease termination costs of $9.6 million and $38.3 million, respectively, within operating expenses due to the early termination of certain operating leases and the related purchase of equipment.

(ii)
During 2012, the Company recognized a pre-tax gain of $43.0 million within operating expenses for the elimination of a deferred statutory profit sharing liability as a result of the organizational restructuring during the period.

(iii)	During 2011, the Company recognized a pre-tax gain of $25.6 million within operating expenses for insurance recoveries related to 2010 hurricane damage.

(iv)
During 2015, 2014, 2013, 2012 and 2011, the Company recognized pre-tax debt retirement and exchange costs of $7.6 million, $6.6 million, $119.2 million, $20.1 million and $38.7 million, respectively, related to debt restructuring activities that occurred during the periods.

(v)
During the fourth quarter of 2015, the Company adopted new accounting guidance regarding the classification of debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. For the years ended December 31, 2014, 2013, 2012 and 2011, the Company reclassified $14.5 million, $20.1 million, $19.1 million, and $20.5 million, respectively, from total assets to total long-term debt obligations.

(vi)
During the fourth quarter of 2015, the Company adopted new accounting guidance regarding the presentation of deferred tax assets and liabilities as non-current in a classified balance sheet. For the years ended December 31, 2014, 2013, 2012 and 2011, the Company reclassified $100.1 million, $131.6 million, $92.1 million, and $191.4 million, respectively, from total assets to noncurrent liabilities.

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
CAUTIONARY INFORMATION
The discussions set forth in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, quarterly earnings calls, executive presentations, in the annual report to stockholders and in other filings with the Securities and Exchange Commission. Readers can usually identify these forward-looking statements by the use of such verbs as “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. These statements involve a number of risks and uncertainties. Actual results could materially differ from those anticipated by such forward-looking statements. Such differences could be caused by a number of factors or combination of factors including, but not limited to, the factors identified below and those discussed under Item 1A of this Form 10-K, “Risk Factors.” Readers are strongly encouraged to consider these factors and the following factors when evaluating any forward-looking statements concerning the Company:

•	the outcome of claims and litigation, including those related to environmental contamination, personal injuries and property damage;

•	changes in legislation and regulations or revisions of controlling authority;

•	the adverse impact of any termination or revocation of KCSM’s Concession by the Mexican government;

•
natural events such as severe weather, fire, floods, hurricanes, earthquakes or other disruptions to the Company’s operating systems, structures and equipment or the ability of customers to produce or deliver their products and the lack of adequate insurance for such catastrophic losses;

•	United States, Mexican and global economic, political and social conditions;

•	the effects of the North American Free Trade Agreement, or NAFTA, on the level of trade among the United States, Mexico and Canada;

•	the level of trade between the United States and Asia or Mexico;

•	the effects of fluctuations in the peso-dollar exchange rate;

•	the effects of adverse general economic conditions affecting customer demand and the industries and geographic areas that produce and consume the commodities KCS carries;

•	the dependence on the stability, availability and security of the information technology systems to operate its business;

•	the effect of demand for KCS’s services exceeding network capacity or traffic congestion on operating efficiencies and service reliability;

•	uncertainties regarding the litigation KCS faces and any future claims and litigation;

•	the impact of competition, including competition from other rail carriers, trucking companies and maritime shippers in the United States and Mexico;

•
KCS’s reliance on agreements with other railroads and third parties to successfully implement its business strategy, operations and growth and expansion plans, including the strategy to convert customers from using trucking services to rail transportation services;

•	compliance with environmental regulations;

•	disruption in fuel supplies, changes in fuel prices and the Company’s ability to recapture its costs of fuel from customers;

•	material adverse changes in economic and industry conditions, including the availability of short and long-term financing, both within the United States and Mexico and globally;

•	market and regulatory responses to climate change;

•	changes in labor costs and labor difficulties, including strikes and work stoppages affecting either operations or customers’ abilities to deliver goods for shipment;

•	KCS’s reliance on certain key suppliers of core rail equipment;

•	availability of qualified personnel;

•	acts of terrorism, war or other acts of violence or crime or risk of such activities; and

•	fluctuations in the market price for the Company’s common stock.
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
CORPORATE OVERVIEW
Kansas City Southern, a Delaware corporation, is a transportation holding company that has railroad investments in the U.S., Mexico and Panama. In the U.S., the Company serves the central and south central U.S. Its international holdings serve northeastern and central Mexico and the port cities of Lazaro Cardenas, Tampico and Veracruz, and a fifty percent interest in Panama Canal Railway Company provides ocean-to-ocean freight and passenger service along the Panama Canal. KCS’s North American rail holdings and strategic alliances are primary components of a NAFTA railway system, linking the commercial and industrial centers of the U.S., Canada and Mexico. Its principal subsidiaries and affiliates include the following:

•	The Kansas City Southern Railway Company (“KCSR”), a wholly-owned subsidiary;

•	Kansas City Southern de México, S.A. de C.V. (“KCSM”), a wholly-owned subsidiary;

•	Mexrail, Inc. (“Mexrail”), a wholly-owned consolidated subsidiary; which, in turn, wholly owns The Texas Mexican Railway Company (“Tex-Mex”);

•	KCSM Servicios, S.A. de C.V. (“KCSM Servicios”), a wholly-owned subsidiary;

•	Meridian Speedway, LLC (“MSLLC”), a seventy percent-owned consolidated affiliate;

•	Panama Canal Railway Company (“PCRC”), a fifty percent-owned unconsolidated affiliate,

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
EXECUTIVE SUMMARY
2015 Financial Overview
Revenues in 2015 decreased 6% from 2014, due to a 4% decrease in revenue per carload/unit and a 3% decrease in carload/unit volumes. Revenue per carload/unit decreased due to the weakening of the Mexican peso against the U.S. dollar and lower fuel surcharge, resulting from lower U.S. fuel prices. Energy revenue decreased by $74.5 million due to lower volumes in utility coal as a result of lower natural gas prices. Frac sand and metals volumes decreased due to the significant decline in new U.S crude drilling operations and metals volumes were further reduced by higher imports from foreign sources. In addition, the Company experienced service-related issues in the second and third quarters of 2015, which negatively affected revenue in certain commodities.
Operating expenses decreased 9% compared to 2014, due to the weakening of the Mexican peso against the U.S. dollar, lower U.S. fuel prices and lower incentive compensation. Expense reductions resulting from the weakening Mexican peso and lower U.S. fuel prices largely offset the revenue reductions driven by these same macroeconomic factors. These expense reductions were partially offset by increased depreciation expense. The Company’s continued focus on operating expense control resulted in operating expenses as a percentage of revenues of 66.8%.
In 2015, the Company invested $648.7 million in capital expenditures. In addition, the Company purchased $144.2 million of equipment under existing operating leases and replacement equipment as certain operating leases expired, which was primarily funded with internally generated cash flows and debt. The Company also recognized $9.6 million of lease termination costs during 2015, which are included in operating expenses, due to the early termination of certain operating leases and the related purchase of the equipment.
The Company reported 2015 earnings of $4.40 per diluted share on consolidated net income attributable to Kansas City Southern and subsidiaries of $483.5 million for the year ended December 31, 2015, compared to annual earnings of $4.55 per diluted share on consolidated net income attributable to Kansas City Southern and subsidiaries of $502.6 million for 2014.
In May 2015, the Company announced a share repurchase program of up to $500.0 million, which expires on June 30, 2017. During 2015, KCS repurchased 2,133,984 shares of common stock for $194.2 million at an average price of $90.99 per share under this program. Management's assessment of market conditions, available liquidity and other factors will determine the timing and volume of any future repurchases.
In July 2015, KCSR issued $500.0 million principal amount of senior unsecured notes, which bear interest semiannually at a fixed annual rate of 4.95%. The net proceeds from the offering were used for the repayment of the outstanding commercial paper issued by KCSR, the repurchase of shares of KCS common stock and for other general corporate purposes.
During the fourth quarter of 2015, KCS completed an exchange offer for existing senior notes outstanding at KCSR and KCSM and replaced its credit facility to simplify its capital structure, improve its credit profile and enhance the secondary market liquidity of its debt securities. Pursuant to the exchange offer, approximately 96% or $2.0 billion of existing KCSR and KCSM senior notes were exchanged by bondholders for new KCS senior notes with the same interest rates, interest payment dates and maturity dates and substantially similar redemption provisions to the existing senior notes. In addition to the senior notes exchange, the combined KCSR and KCSM revolving credit facilities of $650.0 million were replaced with an $800.0 million KCS revolving credit facility.

RESULTS OF OPERATIONS
Year Ended December 31, 2015, compared with the Year Ended December 31, 2014
The following summarizes KCS’s consolidated income statement components (in millions):

	2015	2014	Change
Revenues	$2,418.8	$2,577.1	$(158.3)
Operating expenses	1,615.0	1,768.0	(153.0)
Operating income	803.8	809.1	(5.3)
Equity in net earnings of unconsolidated affiliates	18.3	21.1	(2.8)
Interest expense	(81.9)	(72.8)	(9.1)
Debt retirement and exchange costs	(7.6)	(6.6)	(1.0)
Foreign exchange loss	(56.6)	(35.5)	(21.1)
Other expense, net	(3.4)	(2.2)	(1.2)
Income before income taxes	672.6	713.1	(40.5)
Income tax expense	187.3	208.8	(21.5)
Net income	485.3	504.3	(19.0)
Less: Net income attributable to noncontrolling interest	1.8	1.7	0.1
Net income attributable to Kansas City Southern and subsidiaries	$483.5	$502.6	$(19.1)

Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
Chemical and petroleum	$474.2	$453.0	5%	259.7	246.9	5%	$1,826	$1,835	—
Industrial and consumer products	570.4	623.3	(8%)	320.5	347.4	(8%)	1,780	1,794	(1%)
Agriculture and minerals	429.3	446.6	(4%)	238.8	233.9	2%	1,798	1,909	(6%)
Energy	252.3	326.8	(23%)	280.8	299.2	(6%)	899	1,092	(18%)
Intermodal	381.5	395.8	(4%)	990.3	1,019.6	(3%)	385	388	(1%)
Automotive	218.7	238.4	(8%)	126.5	127.1	—	1,729	1,876	(8%)
Carload revenues, carloads and units	2,326.4	2,483.9	(6%)	2,216.6	2,274.1	(3%)	$1,050	$1,092	(4%)
Other revenue	92.4	93.2	(1%)
Total revenues (i)	$2,418.8	$2,577.1	(6%)

(i) Included in revenues:
Fuel surcharge	$230.1	$334.7
Revenues include revenue for transportation services and fuel surcharges. For the year ended December 31, 2015, revenues and carload/unit volumes decreased 6% and 3%, respectively, compared to the prior year. Revenue decreased by approximately 3% or $79.0 million due to the weakening of the Mexican peso against the U.S. dollar for revenue transactions denominated in Mexican pesos. The average exchange rate of Mexican pesos per U.S. dollar was Ps.15.8 for 2015 compared to Ps.13.3 for 2014.
Energy revenue decreased $74.5 million for the year ended December 31, 2015, compared to the prior year, driven by lower volumes in utility coal due to lower natural gas prices. Frac sand and metals volumes decreased due to the significant decline in new U.S crude drilling operations and metals volumes were further reduced by higher imports from foreign sources. In addition, the Company experienced service-related issues in the second and third quarters of 2015, which negatively affected revenue in certain commodities.
Revenue per carload/unit decreased by 4% for the year ended December 31, 2015, compared to the prior year, due to lower fuel surcharge and the weakening of the Mexican peso against the U.S. dollar, partially offset by positive pricing impacts.
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
The following discussion provides an analysis of revenues by commodity group:
Revenues by commodity
group for 2015

Chemical and petroleum. Revenues increased $21.2 million for the year ended December 31, 2015, compared to 2014, due to a 5% increase in carload/unit volumes. Petroleum volumes increased as a result of new business and plastics volumes increased due to lower commodity prices. Revenue per carload/unit was flat for the year ended December 31, 2015, compared to 2014, as positive pricing impacts were offset by the weakening of the Mexican peso against the U.S. dollar and lower fuel surcharge.

Industrial and consumer products. Revenues decreased $52.9 million for the year ended December 31, 2015, compared to 2014, due to an 8% decrease in carload/unit volumes and a 1% decrease in revenue per carload/unit. Metals and scrap volumes decreased due to the decline in new drilling operations in the U.S. and higher imports from foreign sources. Revenue per carload/unit decreased due to lower fuel surcharge and the weakening of the Mexican peso against the U.S. dollar, partially offset by positive pricing impacts.

Revenues by commodity
group for 2015

Agriculture and minerals. Revenues decreased $17.3 million for the year ended December 31, 2015, compared to 2014, due to a 6% decrease in revenue per carload/unit, partially offset by a 2% increase in carload/unit volumes. Revenue per carload/unit decreased due to lower fuel surcharge and the weakening of the Mexican peso against the U.S. dollar. Food products volumes increased as a result of a customer's temporary plant shutdown during the third quarter of 2014. This increase was partially offset by a decrease in grain volumes due to service-related issues in the second and third quarters of 2015.

Energy. Revenues decreased $74.5 million for the year ended December 31, 2015, compared to 2014, due to an 18% decrease in revenue per carload/unit and a 6% decrease in carload/unit volumes. Revenue per carload/unit decreased due to lower fuel surcharge, a short-term rate concession provided to a customer during the second half of 2015 and shorter average length of haul. Volumes decreased as low natural gas prices have reduced the demand for utility coal and the decline in new crude drilling operations in the U.S. has reduced the demand for frac sand. These decreases were partially offset by increased crude oil volumes due to new business.

Frac Sand
15%
Crude Oil
13%
Utility
Coal
56%
Coal &
Petroleum
Coke
16%

Intermodal. Revenues decreased $14.3 million for the year ended December 31, 2015, compared to 2014, due to a 3% decrease in carload/unit volumes and a 1% decrease in revenue per carload/unit. Lower volumes due to service-related issues in the second and third quarters of 2015 and the conversion of rail traffic to truck were partially offset by volume growth driven by trans-Pacific imports via the Port of Lazaro Cardenas. Revenue per carload/unit decreased due to lower fuel surcharge.
Automotive. Revenues decreased $19.7 million for the year ended December 31, 2015, compared to 2014, due to an 8% decrease in revenue per carload/unit. Revenue per carload/unit decreased due to the weakening of the Mexican peso against the U.S. dollar, partially offset by positive pricing impacts. Volumes were flat for the year ended December 31, 2015, compared to 2014, due to service-related issues in the second and third quarters of 2015.

Operating Expenses
Operating expenses, as shown below (in millions), decreased $153.0 million for the year ended December 31, 2015, compared to 2014, due to the weakening of the Mexican peso against the U.S. dollar and lower U.S. fuel prices, partially offset by increased depreciation expense. The weakening of the Mexican peso against the U.S. dollar resulted in an expense reduction of approximately $77.0 million for expense transactions denominated in Mexican pesos. The average exchange rate of Mexican pesos per U.S. dollar was Ps.15.8 for 2015 compared to Ps.13.3 for 2014. Lower U.S. fuel prices reduced 2015 expenses by $71.5 million.

			Change
	2015	2014	Dollars	Percent
Compensation and benefits	$442.2	$474.5	$(32.3)	(7%)
Purchased services	223.0	245.2	(22.2)	(9%)
Fuel	306.9	415.9	(109.0)	(26%)
Equipment costs	119.4	119.2	0.2	—
Depreciation and amortization	284.6	258.1	26.5	10%
Materials and other	229.3	216.8	12.5	6%
Lease termination costs	9.6	38.3	(28.7)	(75%)
Total operating expenses	$1,615.0	$1,768.0	$(153.0)	(9%)
Compensation and benefits. Compensation and benefits decreased $32.3 million for the year ended December 31, 2015, compared to 2014, due to the weakening of the Mexican peso of approximately $23.0 million, lower incentive compensation of $22.4 million and a reduction in post-employment liabilities due to changes in discount rates. These decreases were partially offset by annual salary rate increases and a 3% growth in headcount.
Purchased services. Purchased services expense decreased $22.2 million for the year ended December 31, 2015, compared to 2014, due to renegotiation of maintenance contracts during 2015, the weakening of the Mexican peso and lower track maintenance and corporate expenses.
Fuel. Fuel expense decreased $109.0 million for the year ended December 31, 2015, compared to 2014, due to lower U.S. diesel fuel prices of $71.5 million and the weakening of the Mexican peso of approximately $37.0 million. These decreases were partially offset by approximately $12.0 million increase due to Mexican diesel prices. The average price per gallon, including the weakening of the Mexican peso, was $2.32 in 2015, compared to $3.03 in 2014. In addition, fuel expense decreased due to improved fuel efficiency and lower fuel consumption.
Equipment costs. Equipment costs increased $0.2 million for the year ended December 31, 2015, compared to 2014, due to higher car hire expense due to longer cycle times, partially offset by lower lease expense as a result of the purchase of equipment under existing operating leases and replacement equipment as certain operating leases expired.
Depreciation and amortization. Depreciation and amortization expense increased $26.5 million for the year ended December 31, 2015, compared to 2014, due to a larger asset base, including the purchase of equipment under existing operating leases and replacement equipment as certain operating leases expired.
Materials and other. Materials and other expense increased $12.5 million for the year ended December 31, 2015, compared to 2014, due to an increase in materials and supplies, derailment expense, property taxes, environmental expense and the settlement of a litigation dispute during 2015. These increases were partially offset by the weakening of the Mexican peso, lower employee expenses and a reduction in personal injury expense recognized during 2015 as a result of changes in estimates due to favorable claim experience.
Lease termination costs. Lease termination costs were $9.6 million and $38.3 million for the years ended December 31, 2015 and 2014, respectively, due to the early termination of certain operating leases and the related purchase of the equipment.

Non-Operating Expenses
Equity in net earnings of unconsolidated affiliates. Equity in net earnings from unconsolidated affiliates decreased $2.8 million for the year ended December 31, 2015, compared to 2014. Equity in net earnings from the operations of Ferrocarril y Terminal del Valle de Mexico, S.A. de C.V. decreased due to higher operating expenses. In addition, equity in net earnings from the operations of Panama Canal Railway Company decreased due to lower container volumes.
Interest expense. Interest expense increased $9.1 million for the year ended December 31, 2015, compared to 2014, due to higher average interest rates and average debt balances as a result of the Company’s issuance of debt during the third quarter of 2015. For the year ended December 31, 2015, the average debt and short-term borrowing balances were $2,257.8 million, compared to $2,174.7 million in 2014. The average interest rate for the year ended December 31, 2015 was 3.7%, compared to 3.5% in 2014.
Debt retirement and exchange costs. Debt retirement and exchange costs were $7.6 million for the year ended December 31, 2015, related to costs that were payable to parties other than the debt holders as a result of the KCSR and KCSM senior notes exchanged with KCS. For the year ended December 31, 2014, debt retirement costs were $6.6 million, related to the call premiums, original issue discounts and write-off of unamortized debt issuance costs associated with the Company’s various debt redemption activities.
Foreign exchange loss. For the years ended December 31, 2015 and 2014, foreign exchange loss was $56.6 million and $35.5 million, respectively. Foreign exchange loss includes the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos and the loss on foreign currency derivative contracts.
For the years ended December 31, 2015 and 2014, the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos resulted in a foreign exchange loss of $9.5 million and $7.6 million, respectively.
The Company enters into foreign currency derivative contracts to hedge its net exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar. For the years ended December 31, 2015 and 2014, foreign exchange loss on foreign currency derivative contracts was $47.1 million and $27.9 million, respectively.
Other expense, net. Other expense, net, increased $1.2 million for the year ended December 31, 2015 compared to 2014, due to lower miscellaneous income.
Income tax expense. Income tax expense decreased $21.5 million for the year ended December 31, 2015, compared to 2014, due to lower pre-tax income and a lower effective tax rate. The effective tax rate was 27.8% and 29.3% for the years ended December 31, 2015 and 2014, respectively. The decrease in the effective tax rate was primarily due to the more significant weakening of the Mexican peso against the U.S. dollar in 2015 as compared to 2014.
The Company enters into foreign currency derivative contracts to hedge its net exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar, and losses on these foreign currency derivative contracts are recorded in foreign exchange loss. The weakening of the Mexican peso during 2015 and 2014 decreased the cash tax obligation by $46.4 million and $27.7 million for the years ended December 31, 2015 and 2014, respectively. Further information on the components of the effective tax rates for the years ended December 31, 2015 and 2014, is presented in Note 11 to the Consolidated Financial Statements in Item 8.

Year Ended December 31, 2014, compared with the Year Ended December 31, 2013
The following summarizes KCS’s consolidated income statement components (in millions):

	2014	2013	Change
Revenues	$2,577.1	$2,369.3	$207.8
Operating expenses	1,768.0	1,630.7	137.3
Operating income	809.1	738.6	70.5
Equity in net earnings of unconsolidated affiliates	21.1	18.8	2.3
Interest expense	(72.8)	(80.6)	7.8
Debt retirement and exchange costs	(6.6)	(119.2)	112.6
Foreign exchange loss	(35.5)	(5.2)	(30.3)
Other expense, net	(2.2)	(0.8)	(1.4)
Income before income taxes	713.1	551.6	161.5
Income tax expense	208.8	198.3	10.5
Net income	504.3	353.3	151.0
Less: Net income attributable to noncontrolling interest	1.7	1.9	(0.2)
Net income attributable to Kansas City Southern and subsidiaries	$502.6	$351.4	$151.2

Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
Chemical and petroleum	$453.0	$426.7	6%	246.9	243.4	1%	$1,835	$1,753	5%
Industrial and consumer products	623.3	583.8	7%	347.4	337.8	3%	1,794	1,728	4%
Agriculture and minerals	446.6	383.9	16%	233.9	212.0	10%	1,909	1,811	5%
Energy	326.8	326.6	—	299.2	295.7	1%	1,092	1,104	(1%)
Intermodal	395.8	356.6	11%	1,019.6	965.6	6%	388	369	5%
Automotive	238.4	201.5	18%	127.1	110.3	15%	1,876	1,827	3%
Carload revenues, carloads and units	2,483.9	2,279.1	9%	2,274.1	2,164.8	5%	$1,092	$1,053	4%
Other revenue	93.2	90.2	3%
Total revenues (i)	$2,577.1	$2,369.3	9%

(i) Included in revenues:
Fuel surcharge	$334.7	$320.2
Revenues include both revenue for transportation services and fuel surcharges. For the year ended December 31, 2014, revenues and carload/unit volumes increased 9% and 5%, respectively, compared to the prior year. Agriculture and minerals revenues increased $62.7 million for the year ended December 31, 2014, compared to the prior year, due to an increase of $57.4 million in grain revenues. During the first half of 2013, grain volumes and average length of haul were adversely affected as a result of the severe drought conditions experienced in the Midwest region of the United States during 2012. Revenue per carload/unit increased by 4% for the year ended December 31, 2014, compared to the prior year, due to positive pricing impacts, partially offset by the weakening of the Mexican peso against the U.S. dollar.

Revenue decreased by approximately 1% or $18.0 million due to the weakening of the Mexican peso for revenue transactions denominated in Mexican pesos. The average exchange rate of Mexican pesos per U.S. dollar was Ps.13.3 for 2014 compared to Ps.12.8 for 2013.
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

Frac Sand
19%
Crude Oil
7%
Coal &
Petroleum
Coke
13%
Utility
Coal
61%

Intermodal. Revenues increased $39.2 million for the year ended December 31, 2014, compared to 2013, due to a 6% increase in in carload/unit volumes and a 5% increase in revenue per carload/unit. Volume growth was driven by conversion of cross border and domestic general commodity truck traffic to rail, and trans-Pacific imports via the Port of Lazaro Cardenas. Revenue per carload/unit increased as a result of positive pricing impacts and increased average length of haul.
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

Operating Expenses
Operating expenses, as shown below (in millions), increased $137.3 million for the year ended December 31, 2014, when compared to 2013, due to higher carload/unit volumes and lease termination costs. Volume-based expenses increased by approximately $64.0 million in 2014, as compared to 2013. The weakening of the Mexican peso against the U.S. dollar resulted in an expense reduction of approximately $19.0 million for expense transactions denominated in Mexican pesos. The average exchange rate of Mexican pesos per U.S. dollar was Ps.13.3 for 2014 compared to Ps.12.8 for 2013.

			Change
	2014	2013	Dollars	Percent
Compensation and benefits	$474.5	$441.6	$32.9	7%
Purchased services	245.2	217.6	27.6	13%
Fuel	415.9	389.6	26.3	7%
Equipment costs	119.2	160.5	(41.3)	(26%)
Depreciation and amortization	258.1	223.3	34.8	16%
Materials and other	216.8	198.1	18.7	9%
Lease termination costs	38.3	—	38.3	100%
Total operating expenses	$1,768.0	$1,630.7	$137.3	8%
Compensation and benefits. Compensation and benefits increased $32.9 million for the year ended December 31, 2014, compared to 2013, due to carload/unit volumes, including higher headcount resulting in an increase of approximately $18.0 million and annual salary rate increases of approximately $17.0 million, partially offset by the weakening of the Mexican peso.
Purchased services. Purchased services increased $27.6 million for the year ended December 31, 2014, compared to 2013, due to carload/unit volumes, increases in track and equipment maintenance and corporate expenses.
Fuel. Fuel expense increased $26.3 million for the year ended December 31, 2014, compared to 2013, due to higher consumption of $30.2 million. Higher diesel fuel prices were more than offset by the effects of the weakening of the Mexican peso. The average price per gallon, including the effects of the weakening of the Mexican peso, was $3.03 in 2014, compared to $3.05 in 2013.
Equipment costs. Equipment costs decreased $41.3 million for the year ended December 31, 2014, compared to 2013, primarily due to lower lease expense as a result of the purchase of equipment under existing operating leases and replacement equipment as certain operating leases expired, which resulted in a $30.7 million decrease. In addition, equipment costs decreased due to lower net car hire expense as a result of the increase in owned equipment.
Depreciation and amortization. Depreciation and amortization increased $34.8 million for the year ended December 31, 2014, compared to 2013, due to a larger asset base, including $14.8 million related to the purchase of equipment under existing operating leases and replacement equipment as certain operating leases expired.
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
Interest expense. Interest expense decreased $7.8 million for the year ended December 31, 2014, compared to 2013, due to lower average interest rates as a result of the Company's refinancing activities during 2013 and the utilization of the commercial paper program during 2014. These decreases were partially offset by higher average debt balances driven by financing incurred during 2013. The average interest rate for the year ended December 31, 2014 was 3.5%, compared to 4.2% in 2013. For the year ended December 31, 2014, the average debt and short-term borrowing balances were $2,174.7 million, compared to $1,852.3 million in 2013.
Debt retirement and exchange costs. Debt retirement and exchange costs were $6.6 million and $119.2 million for the years ended December 31, 2014, and 2013, respectively. The debt retirement costs include tender and call premiums, original issue discounts and the write-off of unamortized debt issuance costs associated with the Company’s various debt refinancing and redemption activities.
Foreign exchange loss. For the years ended December 31, 2014 and December 31, 2013, foreign exchange loss was $35.5 million and $5.2 million, respectively. Foreign exchange loss includes the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos and the loss on foreign currency derivative contracts.
For the years ended December 31, 2014 and 2013, the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos resulted in a foreign exchange loss of $7.6 million and $4.5 million, respectively.
The Company enters into foreign currency derivative contracts to hedge its net exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar. For the years ended December 31, 2014 and 2013, foreign exchange loss on foreign currency derivative contracts was $27.9 million and $0.7 million, respectively.
Other expense, net. Other expense, net, increased $1.4 million for the year ended December 31, 2014, compared to 2013, due to higher miscellaneous expense.
Income tax expense. Income tax expense increased $10.5 million for the year ended December 31, 2014, compared to 2013, due to higher pre-tax income, offset by a lower effective tax rate. The effective tax rate was 29.3% and 35.9% for the years ended December 31, 2014 and 2013, respectively. The decrease in the effective tax rate was primarily due to the more significant weakening of the Mexican peso against the U.S. dollar in 2014 as compared to 2013.
The Company enters into foreign currency derivative contracts to hedge its net exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar, and losses on these foreign currency derivative contracts are recorded in foreign exchange loss. The weakening of the Mexican peso during 2014 and 2013 decreased the cash tax obligation by $27.7 million and $0.5 million for the years ended December 31, 2014 and 2013, respectively. Further information on the components of the effective tax rates for the years ended December 31, 2014 and 2013, is presented in Note 11 to the Consolidated Financial Statements in Item 8.

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

During 2015, the Company invested $648.7 million in capital expenditures and purchased $144.2 million of equipment under existing operating leases and replacement equipment as certain operating leases expired.
In May 2015, the Company announced a share repurchase program of up to $500.0 million, which expires on June 30, 2017. Management's assessment of market conditions, available liquidity and other factors will determine the timing and volume of any future repurchases. Share repurchases are expected to be funded by cash on hand, cash generated from operations and debt. During 2015, KCS repurchased 2,133,984 shares of common stock for $194.2 million at an average price of $90.99 per share under this program.
In July 2015, KCSR issued $500.0 million amount of senior unsecured notes, which bear interest semiannually at a fixed annual rate of 4.95%. The net proceeds from the offering were used for the repayment of the outstanding commercial paper issued by KCSR, the repurchase of shares of KCS common stock and other general corporate purposes.
During the fourth quarter of 2015, KCS completed an exchange offer for existing senior notes outstanding at KCSR and KCSM and replaced its credit facility to simplify its capital structure, improve its credit profile and enhance the secondary market liquidity of its debt securities. Pursuant to the exchange offer, approximately 96% or $2.0 billion of existing KCSR and KCSM senior notes were exchanged by bondholders for new KCS senior notes with the same interest rates, interest payment dates and maturity dates and substantially similar redemption provisions to the existing senior notes. In addition to the senior notes exchange, the combined KCSR and KCSM revolving credit facilities of $650.0 million were replaced with an $800.0 million KCS revolving credit facility.
The Company’s current financing instruments contain restrictive covenants which limit or preclude certain actions; however, the covenants are structured such that the Company expects to have sufficient flexibility to conduct its operations. The Company was in compliance with all of its debt covenants as of December 31, 2015.
For discussion regarding the agreements representing the indebtedness of KCS, see “Note 9, Short-Term Borrowings” and “Note 10, Long-Term Debt” in the “Notes to the Consolidated Financial Statements” section of this annual report on Form 10-K.
During 2015, the Company’s Board of Directors declared quarterly cash dividends of $0.33 per share or $144.8 million on its common stock. On January 28, 2016, the Company’s Board of Directors declared a cash dividend of $0.33 per share payable on April 6, 2016, to common stockholders of record as of March 14, 2016. Subject to the discretion of the Board of Directors, capital availability and a determination that cash dividends continue to be in the best interest of its stockholders, the Company intends to pay a quarterly dividend on an ongoing basis.
On December 31, 2015, total available liquidity (the cash balance plus revolving credit facility availability) was $856.6 million, compared to available liquidity at December 31, 2014 of $847.9 million. During 2016, KCS and KCSM floating rate senior notes totaling $250.0 million will mature. The Company expects to either repay this obligation using available liquidity or refinance this obligation prior to the maturity date.
As of December 31, 2015, the total cash and cash equivalents held outside of the U.S. in foreign subsidiaries was $115.1 million. The Company expects that this cash will be available to fund company operations without incurring additional income taxes.
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

Cash Flow Information and Contractual Obligations
Summary cash flow data follows (in millions):

	2015	2014	2013
Cash flows provided by (used for):
Operating activities	$909.3	$906.0	$798.3
Investing activities	(873.0)	(982.9)	(833.3)
Financing activities	(247.7)	(4.6)	391.9
Net increase (decrease) in cash and cash equivalents	(211.4)	(81.5)	356.9
Cash and cash equivalents beginning of year	348.0	429.5	72.6
Cash and cash equivalents end of year	$136.6	$348.0	$429.5
During 2015, cash and cash equivalents decreased $211.4 million as a result of the repurchase of common stock of $194.2 million and higher dividend payments. During 2014, cash and cash equivalents decreased $81.5 million as a result of the purchase or replacement of certain equipment under existing leases and increased capital expenditures which were funded with borrowings incurred in 2013 and cash flows from operating activities.
Operating Cash Flows. Net cash provided by operating activities increased $3.3 million for 2015, as compared to 2014, as a decrease in net income was more than offset by higher non-cash depreciation and amortization expense and unrealized foreign exchange loss on foreign currency contracts. Additionally, materials and supplies increased due to timing of construction activities and fuel purchases. Net cash provided by operating activities increased $107.7 million for 2014, as compared to 2013, due to increased net income.
Investing Cash Flows. Net cash used for investing activities decreased $109.9 million for 2015, as compared to 2014, due to lower expenditures for the purchase or replacement of equipment under existing operating leases, partially offset by higher capital expenditures and other investing activities. Net cash used for investing activities increased $149.6 million for 2014, as compared to 2013, due higher expenditures for the purchase or replacement of equipment under operating leases and capital expenditures. Additional capital expenditure information is included within the Capital Expenditure section of Liquidity and Capital Resources.
Financing Cash Flows. Financing cash inflows are generated from the issuance of long-term debt, short-term borrowings and proceeds from the issuance of common stock under employee stock plans. Financing cash outflows are used for the repayment of debt, short-term borrowings, share repurchases and the payment of dividends and debt costs. Financing cash flows for 2015, 2014, and 2013 are discussed in more detail below:

•
Net financing cash outflows for 2015 were $247.7 million due to the net repayment of short-term borrowings of $371.1 million, the repurchase of common stock of $194.2 million, the payment of dividends of $140.1 million and the payment of debt costs of $20.3 million. These cash outflows were partially offset by net proceeds from long-term debt of $473.9 million.

•
Net financing cash outflows for 2014 were $4.6 million due to the net repayment of $333.0 million of long-term debt and the payment of $116.6 million of dividends, offset by the net proceeds of $448.6 million from short-term borrowings.

•
Net financing cash inflows for 2013 were $391.9 million due to the net proceeds of $575.2 million from long-term borrowings, offset by the payment of $117.8 million in debt costs and $71.2 million of dividends.

Contractual Obligations. The following table outlines the material obligations and commitments as of December 31, 2015 (in millions):

	Payments Due by Period				More than 5 years
	Total	Less Than 1 Year	1-3 Years	3-5 Years
Long-term debt and short-term borrowings (including interest and capital lease obligations) (i)	$3,960.4	$445.4	$231.8	$434.3	$2,848.9
Operating leases	311.3	68.6	103.6	60.4	78.7
Obligations due to uncertainty in income taxes	1.7	1.7	—	—	—
Capital expenditure obligations (ii)	478.1	212.2	227.8	38.1	—
Other contractual obligations (iii)	531.0	142.4	237.7	68.2	82.7
Total	$5,282.5	$870.3	$800.9	$601.0	$3,010.3
_____________________

(i)
For variable rate obligations, interest payments were calculated using the December 31, 2015 rate. For fixed rate obligations, interest payments were calculated based on the applicable rates and payment dates.

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
The Company is party to five utilization leases covering 874 railcars in which car hire revenue as defined in the lease agreements is shared between the lessor and the Company. The leases expire at various times through 2024. Amounts that may be due to lessors under these utilization leases vary from month to month based on car hire rental with the minimum monthly cost to the Company being zero. Accordingly, the utilization leases have been excluded from contractual obligations above.
The SCT requires KCSM to submit a five year capital expenditures plan every five years. The five year plan was submitted in 2012 for the years 2013 — 2017. KCSM expects to continue capital spending at current levels in future years and will continue to have capital expenditure obligations past 2017, which are not included in the table above.
Off-Balance Sheet Arrangements
On November 2, 2007, PCRC completed an offering of $100.0 million of 7.0% senior secured notes due November 1, 2026 (the “Notes”). The Notes are senior obligations of PCRC, secured by certain assets of PCRC. KCS has pledged its shares of PCRC as security for the Notes. The Notes are otherwise non-recourse to KCS. The Company has agreed, along with Mi-Jack Products, Inc. (“Mi-Jack”), the other 50% owner of PCRC, to each fund one-half of any debt service reserve and liquidity reserve (reserves which are required to be established by PCRC in connection with the issuance of the Notes). As of December 31, 2015, the Company’s portion of these reserves was $5.3 million. The Company has issued a standby letter of credit in the amount of $5.3 million to fund its share of these reserves.

Capital Expenditures
KCS has funded, and expects to continue to fund, capital expenditures with operating cash flows and short and long-term debt.
The following table summarizes capital expenditures by type for the years ended December 31, 2015, 2014, and 2013, respectively (in millions):

	2015	2014	2013
Roadway capital program	$306.2	$311.1	$315.7
Locomotives and freight cars	205.9	245.1	194.7
Capacity	86.6	93.0	63.1
Information technology	39.0	31.9	15.6
Other	11.0	21.6	10.0
Total capital expenditures (accrual basis)	648.7	702.7	599.1
Change in capital accruals	39.3	(34.5)	(4.3)
Total cash capital expenditures	$688.0	$668.2	$594.8

Purchase or replacement of equipment under operating leases
Freight cars	$144.2	$224.4	$57.9
Locomotives	—	76.3	155.3
Total purchase or replacement of equipment under operating leases (accrual basis)	144.2	300.7	213.2
Change in capital accruals	—	1.4	(1.4)
Total cash purchase or replacement of equipment under operating leases	$144.2	$302.1	$211.8
Generally, the Company’s capital program consists of capital replacement and equipment. For 2016, internally generated cash flows and short-term borrowings are expected to fund cash capital expenditures, which are currently estimated to be between $580.0 million and $590.0 million. In addition, the Company continuously reviews its equipment under operating leases. Any additional purchase or replacement of equipment under operating leases during 2016 is expected to be funded with internally generated cash flows and/or short-term debt.
Property Statistics
The following table summarizes certain property statistics as of December 31:

	2015	2014	2013
Track miles of rail installed	177	169	138
Cross ties installed (thousands)	829	880	929
Shelf Registration Statements and Public Securities Offerings
KCS has one current, universal shelf registration statement on file with the SEC (the “Universal Shelf” — Registration No. 333-200411). The Universal Shelf was filed on November 20, 2014 in accordance with the securities offering reform rules of the SEC that allow “well-known seasoned issuers” to register an unspecified amount of different types of securities on an immediately effective Form S-3 registration statement. The Universal Shelf will expire on November 20, 2017.

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
Capitalization, Depreciation and Amortization of Property and Equipment (including Concession Assets)
Due to the highly capital intensive nature of the railroad industry, capitalization and depreciation of property and equipment are a substantial portion of the Company’s consolidated financial statements. Net property and equipment, including concession assets, comprised approximately 92% of the Company’s total assets as of December 31, 2015, and related depreciation and amortization comprised approximately 18% of total operating expenses for the year ended December 31, 2015.
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
The depreciation studies may also indicate that the recorded amount of accumulated depreciation is deficient or in excess of the amount indicated by the study. Any such deficiency or excess is amortized as a component of depreciation expense over the remaining useful lives of the affected asset class, as determined by the study. The Company also monitors these factors in non-study years to determine if adjustments should be made to depreciation rates. The Company completed depreciation studies for its U.S. based assets in 2015 and KCSM in 2014. The impacts of the studies were immaterial to the consolidated financial results for all periods.
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
Estimation of the average useful lives of assets and net salvage values requires management judgment. Estimated average useful lives may vary over time due to changes in physical use, technology, asset strategies and other factors that could have an impact on the retirement experience of the asset classes. Accordingly, changes in the assets’ estimated useful lives could significantly impact future periods’ depreciation expense. Depreciation and amortization expense for the year ended December 31, 2015 was $284.6 million. If the weighted average useful lives of assets were changed by one year, annual depreciation and amortization expense would change approximately $10.0 million.
Gains or losses on dispositions of land or non-group property and abnormal retirements of railroad property are recognized through income. A retirement of railroad property would be considered abnormal if the cause of the retirement is unusual in nature and its actual life is significantly shorter than what would be expected for that group based on the depreciation studies. An abnormal retirement could cause the Company to re-evaluate the estimated useful life of the impacted asset class. There were no significant gains or losses from abnormal retirements of property or equipment for any of the three years ended December 31, 2015.
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

Based on the above factors, as of December 31, 2015, the Company continues to believe that it is probable that the Concession will be renewed for an additional 50-year term beyond the current term.
Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value would be reduced to the estimated fair value. Future cash flow estimates for an impairment review would be based on the lowest level of identifiable cash flows, which are the Company’s U.S. and Mexican operations. During the years ended December 31, 2015 and 2014, management did not identify any indicators of impairment.
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
Management believes that the assumptions and estimates related to the provision for income taxes are critical to the Company’s results of operations. For the year ended December 31, 2015, income tax expense totaled $187.3 million. For every 1% change in the 2015 effective rate, income tax expense would have changed by approximately $6.7 million. For further information on the impact of foreign exchange fluctuation on income taxes, refer to Foreign Exchange Sensitivity in Item 7A.

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
Interest Rate Sensitivity. Floating-rate indebtedness includes commercial paper borrowings, revolving credit facilities and floating rate senior notes, which totaled $330.0 million and $400.1 million at December 31, 2015 and 2014, respectively. Considering the balance of $330.0 million of variable rate debt at December 31, 2015, KCS is sensitive to fluctuations in interest rates. For example, a hypothetical 100 basis points increase in interest rates would result in additional interest expense of $3.3 million on an annualized basis for the floating-rate instruments issued by the Company as of December 31, 2015.
Based upon the borrowing rates available to KCS and its subsidiaries for indebtedness with similar terms and average maturities, the fair value of long-term debt was approximately $2,287.5 million and $1,884.1 million at December 31, 2015 and 2014, respectively, compared with a carrying value of $2,321.1 million and $1,851.3 million at December 31, 2015 and 2014, respectively.
Commodity Price Sensitivity. KCS periodically participates in diesel fuel purchase commitments and derivative financial instruments. At December 31, 2015 and 2014, KCS did not have any outstanding fuel derivative financial instruments. The Company also holds fuel inventories for use in operations. These inventories are not material to KCS’s overall financial position. Fuel costs are expected to reflect market conditions in 2016; however, fuel costs are unpredictable and subject to a variety of factors outside the Company’s control. Assuming annual consumption of 132 million gallons, a 10 cent change in the price per gallon of fuel would cause a $13.2 million change in operating expenses. KCS mitigates the impact of increased fuel costs through fuel surcharge revenues from customers; however, in a period of volatile fuel prices or changing customer business mix, changes in fuel expense and fuel surcharge may differ.
Foreign Exchange Sensitivity. KCS’s foreign subsidiaries use the U.S. dollar as their functional currency; however, a portion of the foreign subsidiaries’ revenues and expenses are denominated in Mexican pesos. Based on the volume of revenue and expense transactions denominated in Mexican pesos, revenue and expense fluctuations largely offset.
The Company has exposure to fluctuations in the value of the Mexican peso against the U.S. dollar due to its net monetary assets that are denominated in Mexican pesos. The Company had Ps.477.9 million of net monetary assets at December 31, 2015.
The following table presents an estimate of the impact to the consolidated statements of income that would result from a hypothetical one Mexican peso change in the exchange rate at December 31, 2015:

	Hypothetical Change in Exchange Rate	Amount of Gain (Loss)	Affected Line Item in the Consolidated Statements of Income
Net monetary assets denominated in Mexican pesos at December 31, 2015:
Ps.477.9 million	From Ps.17.2 to Ps.18.2	($1.5 million)	Foreign exchange gain (loss)
Ps.477.9 million	From Ps.17.2 to Ps.16.2	$1.7 million	Foreign exchange gain (loss)
Mexican income taxes are paid in Mexican pesos, and as a result, the effective income tax rate reflects fluctuations in the value of the Mexican peso against the U.S. dollar. Most significantly, any gain or loss from the revaluation of net U.S. dollar-denominated monetary liabilities into Mexican pesos is included in Mexican taxable income under Mexican tax law. As a result, a strengthening of the Mexican peso against the U.S. dollar for the reporting period will generally increase the Mexican cash tax obligation and the effective income tax rate, and a weakening of the Mexican peso against the U.S. dollar for the reporting period will generally decrease the Mexican cash tax obligation and the effective tax rate.

The following table presents an estimate of the impact to the effective income tax rate and income tax expense that would result from a hypothetical one Mexican peso change in the exchange rate at December 31, 2015:

Hypothetical Change in Exchange Rate	Increase (Decrease) in Effective Income Tax Rate	Amount of Expense (Benefit)	Affected Line Item in the Consolidated Statements of Income
From Ps.17.2 to Ps.18.2	(2.7%)	($18.0 million)	Income tax expense
From Ps.17.2 to Ps.16.2	3.0%	$20.1 million	Income tax expense
The Company has and may continue to enter into foreign currency derivative instruments to hedge its exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar.
As of December 31, 2015, the Company had outstanding foreign currency forward contracts with an aggregate notional amount of $300.0 million. These contracts matured on January 15, 2016, and obligated the Company to purchase a total of Ps.4,480.4 million at a weighted-average exchange rate of Ps.14.93 to each U.S. dollar. During January 2016, the Company entered into offsetting contracts with an aggregate notional amount of $251.0 million. These offsetting contracts matured on January 15, 2016, and obligated the Company to sell a total of Ps.4,480.4 million at a weighted-average exchange rate of Ps.17.85 to each U.S. dollar.
As of December 31, 2015, the Company also had zero-cost collar contracts with an aggregate notional amount of $80.0 million outstanding, which matured in January 2016, and resulted in a cash payment of $10.1 million.
During January 2016, the Company entered into foreign currency forward contracts with an aggregate notional amount of $370.0 million to hedge its exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar. Contracts with an aggregate notional amount of $30.0 million will mature on April 29, 2016 and obligate the Company to purchase a total of Ps.537.2 million at an exchange rate of Ps.17.91 to each U.S. dollar. The remaining contracts with an aggregate notional amount of $340.0 million will mature on January 17, 2017 and obligate the Company to purchase a total of Ps.6,207.7 million at a weighted-average exchange rate of Ps.18.26 to each U.S. dollar.
The Company has not designated these foreign currency derivative instruments as hedging instruments for accounting purposes. The foreign currency derivative instruments will be measured at fair value each period and any change in fair value will be recognized in foreign exchange gain (loss) within the consolidated statements of income.

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
Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013) (commonly referred to as the COSO Framework). Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015, based on the criteria outlined in the COSO Framework.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report, which immediately follows this report.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Kansas City Southern:
We have audited Kansas City Southern’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Kansas City Southern maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kansas City Southern and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated January 29, 2016 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Kansas City, Missouri
January 29, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Kansas City Southern:
We have audited the accompanying consolidated balance sheets of Kansas City Southern and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kansas City Southern and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kansas City Southern’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 29, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Kansas City, Missouri
January 29, 2016

Kansas City Southern and Subsidiaries
Consolidated Statements of Income
Years Ended December 31,

	2015	2014	2013
	(In millions, except share and per share amounts)
Revenues	$2,418.8	$2,577.1	$2,369.3
Operating expenses:
Compensation and benefits	442.2	474.5	441.6
Purchased services	223.0	245.2	217.6
Fuel	306.9	415.9	389.6
Equipment costs	119.4	119.2	160.5
Depreciation and amortization	284.6	258.1	223.3
Materials and other	229.3	216.8	198.1
Lease termination costs	9.6	38.3	—
Total operating expenses	1,615.0	1,768.0	1,630.7
Operating income	803.8	809.1	738.6
Equity in net earnings of unconsolidated affiliates	18.3	21.1	18.8
Interest expense	(81.9)	(72.8)	(80.6)
Debt retirement and exchange costs	(7.6)	(6.6)	(119.2)
Foreign exchange loss	(56.6)	(35.5)	(5.2)
Other expense, net	(3.4)	(2.2)	(0.8)
Income before income taxes	672.6	713.1	551.6
Income tax expense	187.3	208.8	198.3
Net income	485.3	504.3	353.3
Less: Net income attributable to noncontrolling interest	1.8	1.7	1.9
Net income attributable to Kansas City Southern and subsidiaries	483.5	502.6	351.4
Preferred stock dividends	0.2	0.2	0.2
Net income available to common stockholders	$483.3	$502.4	$351.2

Earnings per share:
Basic earnings per share	$4.41	$4.56	$3.19
Diluted earnings per share	$4.40	$4.55	$3.18

Average shares outstanding (in thousands):
Basic	109,709	110,163	109,973
Potentially dilutive common shares	206	270	367
Diluted	109,915	110,433	110,340

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31,

	2015	2014	2013
	(In millions)
Net income	$485.3	$504.3	$353.3
Other comprehensive income (loss):
Unrealized loss on cash flow hedges arising during the period, net of tax of $(0.1) million	—	—	(0.2)
Reclassification adjustment from cash flow hedges included in net income, net of tax of less than $0.1 million and $0.3 million	—	0.1	0.7
Amortization of prior service credit, net of tax of less than $(0.1) million, $(0.1) million and $(0.1) million	(0.1)	(0.2)	(0.1)
Foreign currency translation adjustments, net of tax of $(0.8) million and $(0.7) million	(1.4)	(1.1)	—
Other comprehensive income (loss)	(1.5)	(1.2)	0.4
Comprehensive income	483.8	503.1	353.7
Less: comprehensive income attributable to noncontrolling interest	1.8	1.7	1.9
Comprehensive income attributable to Kansas City Southern and subsidiaries	$482.0	$501.4	$351.8

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Balance Sheets
December 31,

	2015	2014
	(In millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$136.6	$348.0
Accounts receivable, net	171.9	181.6
Materials and supplies	137.9	111.0
Other current assets	90.6	77.6
Total current assets	537.0	718.2
Investments	34.7	36.4
Property and equipment (including concession assets), net	7,705.4	7,154.7
Other assets	63.9	67.1
Total assets	$8,341.0	$7,976.4
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$276.1	$24.8
Short-term borrowings	80.0	450.1
Accounts payable and accrued liabilities	401.5	423.9
Total current liabilities	757.6	898.8
Long-term debt	2,045.0	1,826.5
Deferred income taxes	1,191.1	1,056.2
Other noncurrent liabilities and deferred credits	122.6	130.8
Total liabilities	4,116.3	3,912.3
Commitments and contingencies	—	—
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding	6.1	6.1
$.01 par, common stock, 400,000,000 shares authorized, 123,352,185 shares issued; 108,461,144 and 110,392,330 shares outstanding at December 31, 2015 and 2014, respectively	1.1	1.1
Additional paid-in capital	947.1	949.8
Retained earnings	2,964.7	2,801.7
Accumulated other comprehensive loss	(4.7)	(3.2)
Total stockholders’ equity	3,914.3	3,755.5
Noncontrolling interest	310.4	308.6
Total equity	4,224.7	4,064.1
Total liabilities and equity	$8,341.0	$7,976.4

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,

	2015	2014	2013
	(In millions)
Operating activities:
Net income	$485.3	$504.3	$353.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	284.6	258.1	223.3
Deferred income taxes	135.8	140.1	111.2
Equity in net earnings of unconsolidated affiliates	(18.3)	(21.1)	(18.8)
Share-based compensation	11.4	10.0	13.6
Excess tax benefit from share-based compensation	0.1	0.7	(4.2)
Distributions from unconsolidated affiliates	16.5	25.5	12.5
Debt retirement and exchange costs	7.6	6.6	119.2
Unrealized loss on foreign currency derivative instruments	46.0	4.3	—
Changes in working capital items:
Accounts receivable	12.0	17.2	(14.4)
Materials and supplies	(26.2)	9.2	7.1
Other current assets	(10.1)	(10.0)	(1.8)
Accounts payable and accrued liabilities	(31.4)	(26.1)	0.3
Other, net	(4.0)	(12.8)	(3.0)
Net cash provided by operating activities	909.3	906.0	798.3
Investing activities:
Capital expenditures	(688.0)	(668.2)	(594.8)
Purchase or replacement of equipment under operating leases	(144.2)	(302.1)	(211.8)
Property investments in MSLLC	(17.4)	(26.7)	(31.6)
Proceeds from disposal of property	4.6	9.9	8.2
Other, net	(28.0)	4.2	(3.3)
Net cash used for investing activities	(873.0)	(982.9)	(833.3)
Financing activities:
Proceeds from short-term borrowings	10,866.2	15,368.8	—
Repayment of short-term borrowings	(11,237.3)	(14,920.2)	—
Proceeds from issuance of long-term debt	623.7	175.0	1,918.4
Repayment of long-term debt	(149.8)	(508.0)	(1,343.2)
Dividends paid	(140.1)	(116.6)	(71.2)
Shares repurchased	(194.2)	—	—
Debt costs	(20.3)	(4.9)	(117.8)
Excess tax benefit from share-based compensation	(0.1)	(0.7)	4.2
Proceeds from employee stock plans	4.2	2.0	1.5
Net cash provided by (used for) financing activities	(247.7)	(4.6)	391.9
Cash and cash equivalents:
Net increase (decrease) during each year	(211.4)	(81.5)	356.9
At beginning of year	348.0	429.5	72.6
At end of year	$136.6	$348.0	$429.5
Supplemental cash flow information
Non-cash investing and financing activities:
Capital expenditures and purchase or replacement of equipment under operating lease accrued but not yet paid at end of year	$43.9	$83.2	$50.1
Capital lease obligations incurred	4.7	9.1	—
Non-cash asset acquisitions	7.6	5.9	56.7
Dividends accrued but not yet paid at end of year	35.9	31.0	23.8
Cash payments:
Interest paid, net of amounts capitalized	$81.1	$72.5	$84.1
Income tax payments, net of refunds	40.3	62.9	99.2

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Changes in Equity
(in millions, except per share amounts)

	$25 Par Preferred Stock	$.01 Par Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total

Balance at December 31, 2012	$6.1	$1.1	$925.3	$2,166.5	$(2.4)	$304.1	$3,400.7
Net income				351.4		1.9	353.3
Other comprehensive income					0.4		0.4
Dividends on common stock ($0.86/share)				(94.8)			(94.8)
Dividends on $25 par preferred stock ($1.00/share)				(0.2)			(0.2)
Options exercised and stock subscribed, net of shares withheld for employee taxes			(0.6)				(0.6)
Excess tax benefit from share-based compensation			4.2				4.2
Share-based compensation			13.6				13.6
Balance at December 31, 2013	6.1	1.1	942.5	2,422.9	(2.0)	306.0	3,676.6
Net income				502.6		1.7	504.3
Other comprehensive loss					(1.2)		(1.2)
Contributions from noncontrolling interest						0.9	0.9
Dividends on common stock ($1.12/share)				(123.6)			(123.6)
Dividends on $25 par preferred stock ($1.00/share)				(0.2)			(0.2)
Options exercised and stock subscribed, net of shares withheld for employee taxes			(2.0)				(2.0)
Excess tax benefit from share-based compensation			(0.7)				(0.7)
Share-based compensation			10.0				10.0
Balance at December 31, 2014	6.1	1.1	949.8	2,801.7	(3.2)	308.6	4,064.1
Net income				483.5		1.8	485.3
Other comprehensive loss					(1.5)		(1.5)
Dividends on common stock ($1.32/share)				(144.8)			(144.8)
Dividends on $25 par preferred stock ($1.00/share)				(0.2)			(0.2)
Share repurchases			(18.7)	(175.5)			(194.2)
Options exercised and stock subscribed, net of shares withheld for employee taxes			4.7				4.7
Excess tax benefit from share-based compensation			(0.1)				(0.1)
Share-based compensation			11.4				11.4
Balance at December 31, 2015	$6.1	$1.1	$947.1	$2,964.7	$(4.7)	$310.4	$4,224.7

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
The primary subsidiaries of the Company consist of the following:

•	The Kansas City Southern Railway Company (“KCSR”), a wholly-owned consolidated subsidiary. KCSR is a U.S. Class 1 railroad that services the midwest and southeast regions of the United States;

•
Kansas City Southern de México, S.A. de C.V. (“KCSM”), a wholly-owned consolidated subsidiary which operates under the rights granted by the Concession acquired from the Mexican government in 1997 (the “Concession”) as described below;

•	Mexrail, Inc. (“Mexrail”), a wholly-owned consolidated subsidiary; which wholly owns The Texas Mexican Railway Company (“Tex-Mex”);

•	KCSM Servicios, S.A. de C.V. (“KCSM Servicios”), a wholly-owned consolidated subsidiary which provides employee services to KCSM;

•
Meridian Speedway, LLC (“MSLLC”), a seventy percent-owned consolidated affiliate. MSLLC owns the former KCSR rail line between Meridian, Mississippi and Shreveport, Louisiana, which is the portion of the rail line between Dallas, Texas and Meridian known as the “Meridian Speedway”.

Including equity investments in:

•	Panama Canal Railway Company (“PCRC”), a fifty percent-owned unconsolidated affiliate which provides ocean to ocean freight and passenger services along the Panama Canal;

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
The KCSM Concession. KCSM holds a concession from the Mexican government until June 2047 (exclusive through 2027, subject to certain trackage and haulage rights granted to other concessionaires), which is renewable under certain conditions for an additional period of up to 50 years (the “Concession”). The Concession is to provide freight transportation services over rail lines which are a primary commercial corridor of the Mexican railroad system. KCSM has the right to use, but does not own, all track and buildings that are necessary for the rail lines’ operation. KCSM is required to pay the Mexican government a concession duty equal to1.25% of gross revenues during the Concession period.
Employees and Labor Relations. KCSR participates in industry-wide multi-employer bargaining as a member of the National Carriers’ Conference Committee, as well as local bargaining for agreements that are limited to KCSR's property. Approximately 80% of KCSR employees are covered by collective bargaining agreements. Long-term settlements agreements were reached and ratified during 2011 and the first half of 2012 covering all of the participating unions. These agreements were in effect through December 2015, and will remain in effect until new agreements are reached.
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

renegotiation on an annual basis and all other benefits are subject to negotiation every two years. On July 1, 2015, the negotiation of compensation terms and all other benefits was initiated with the Mexican Railroad Union.
Union labor negotiations have not historically resulted in any strike, boycott, or other disruption in the Company’s business operations.

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
Accounts Receivable, net. Accounts receivable are net of an allowance for uncollectible accounts as determined by historical experience and adjusted for economic uncertainties or known trends. Accounts are charged to the allowance when a customer enters bankruptcy, when an account has been transferred to a collection agent or submitted for legal action, or when a customer is significantly past due and all available means of collection have been exhausted. At December 31, 2015 and 2014, the allowance for doubtful accounts was $4.9 million and $5.3 million, respectively. For the years ended December 31, 2015, 2014 and 2013, bad debt expense was $1.0 million, $0.4 million and $0.6 million, respectively.
Materials and Supplies. Materials and supplies consisting of diesel fuel, items to be used in the maintenance of rolling stock and items to be used in the maintenance or construction of road property are valued at the lower of average cost or net realizable value.
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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
Property and equipment are carried at cost and are depreciated primarily on the group method of depreciation, which the Company believes closely approximates a straight line basis over the estimated useful lives of the assets measured in years. The group method of depreciation applies a composite rate to classes of similar assets rather than to individual assets. Composite depreciation rates are based upon the Company’s estimates of the expected average useful lives of assets as well as expected net salvage value at the end of their useful lives. In developing these estimates, the Company utilizes periodic depreciation studies performed by an independent engineering firm. Depreciation rate studies are performed at least every three years for equipment and at least every six years for road property (rail, ties, ballast, etc.). The Company completed depreciation studies for its U.S. based assets in 2015 and KCSM in 2014. The impacts of the studies were immaterial to the consolidated financial results for all periods.
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
Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value would be reduced to the estimated fair value. Future cash flow estimates for an impairment review would be based on the lowest level of identifiable cash flows, which are the Company’s U.S. and Mexican operations. During the years ended December 31, 2015 and 2014, management did not identify any indicators of impairment.
Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in business combinations. As of December 31, 2015 and 2014, the goodwill balance was $13.2 million, which is included in other assets in the consolidated balance sheets. Goodwill is not amortized, but is reviewed at least annually, or more frequently as indicators warrant, for impairment. An impairment loss would be recognized to the extent that the carrying amount exceeds the assets’ fair values. The Company performed its annual impairment review for goodwill as of November 30, 2015 and 2014, and concluded there was no impairment.
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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
Income Taxes. Deferred income tax effects of transactions reported in different periods for financial reporting and income tax return purposes are recorded under the liability method of accounting for income taxes. This method gives consideration to the future tax consequences of the deferred income tax items and immediately recognizes changes in income tax laws in the year of enactment. In addition, the Company has not provided U.S. federal income taxes on the undistributed operating earnings of its foreign subsidiaries because the Company intends to indefinitely reinvest the earnings outside the U.S. or the earnings will be remitted in a tax-free transaction.
The Company has recognized a deferred tax asset, net of a valuation allowance, for net operating loss and tax credit carryovers. The Company projects sufficient future taxable income to realize the deferred tax asset recorded less the valuation allowance. These projections take into consideration assumptions about future income, future capital expenditures and inflation rates. If assumptions or actual conditions change, the deferred tax asset, net of the valuation allowance, will be adjusted to properly reflect the expected tax benefit.
Treasury Stock. The excess of repurchase price over par value of common shares held in treasury is allocated between additional paid-in capital and retained earnings.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance of debt issuance costs are not affected by the amendments in this update. The standard is effective for financial statements issued for annual periods beginning after December 15, 2015, and interim periods within those annual periods. The Company early adopted the new guidance in the fourth quarter of 2015 and applied it retrospectively. The December 31, 2014 consolidated balance sheet and related disclosures were adjusted to reflect the reclassification of $14.5 million of debt issuance costs from “Other assets” to “Long-term debt.” There was no other impact to the consolidated financial statements from the adoption of this guidance.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires deferred tax assets and deferred tax liabilities be presented as noncurrent in a classified balance sheet. The standard is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company early adopted the new guidance in the fourth quarter of 2015 and applied it retrospectively. The December 31, 2014 consolidated balance sheet and related disclosures were adjusted to reflect the reclassification of $100.1 million of deferred income taxes from “Current assets” to “Noncurrent liabilities”. There was no other impact to the consolidated financial statements from the adoption of this guidance.

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
The following table reconciles the basic earnings per share computation to the diluted earnings per share computation (in millions, except share and per share amounts):

	2015	2014	2013
Net income available to common stockholders for purposes of computing basic and diluted earnings per share	$483.3	$502.4	$351.2
Weighted-average number of shares outstanding (in thousands):
Basic shares	109,709	110,163	109,973
Effect of dilution	206	270	367
Diluted shares	109,915	110,433	110,340
Earnings per share:
Basic earnings per share	$4.41	$4.56	$3.19
Diluted earnings per share	$4.40	$4.55	$3.18

Potentially dilutive shares excluded from the calculation (in thousands):	2015	2014	2013
Stock options excluded as their inclusion would be anti-dilutive	84	57	57

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Note 4. Property and Equipment (including Concession Assets)
The following tables list the major categories of property and equipment, including concession assets, as well as the weighted-average composite depreciation rate for each category (in millions):

As of December 31, 2015	Cost	Accumulated Depreciation	Net Book Value	Depreciation Rates for 2015
Land	$218.1	$—	$218.1	N/A
Concession land rights	141.2	(23.7)	117.5	1.0%
Rail and other track material	1,814.7	(394.6)	1,420.1	1.8-3.0%
Ties	1,596.2	(357.1)	1,239.1	2.0-4.1%
Grading	878.4	(144.9)	733.5	0.9%
Bridges and tunnels	703.4	(130.7)	572.7	1.1%
Ballast	696.6	(187.7)	508.9	2.5-4.1%
Other (a)	1,095.0	(301.9)	793.1	3.0%
Total road property	6,784.3	(1,516.9)	5,267.4	2.7%
Locomotives	1,456.6	(302.7)	1,153.9	4.6%
Freight cars	809.6	(123.6)	686.0	3.9%
Other equipment	59.9	(20.7)	39.2	6.5%
Total equipment	2,326.1	(447.0)	1,879.1	4.4%
Technology and other	159.3	(120.7)	38.6	15.6%
Construction in progress	184.7	—	184.7	N/A
Total property and equipment (including concession assets)	$9,813.7	$(2,108.3)	$7,705.4	N/A
_____________

(a)	Other includes signals, buildings and other road assets.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

As of December 31, 2014	Cost	Accumulated Depreciation	Net Book Value	Depreciation Rates for 2014
Land	$216.8	$—	$216.8	N/A
Concession land rights	141.2	(22.3)	118.9	1.0%
Rail and other track material	1,707.6	(361.1)	1,346.5	1.9-3.2%
Ties	1,484.7	(312.6)	1,172.1	2.0-4.2%
Grading	839.6	(137.9)	701.7	1.0%
Bridges and tunnels	669.5	(123.8)	545.7	1.2%
Ballast	649.8	(170.0)	479.8	2.7-4.8%
Other (a)	943.5	(275.6)	667.9	3.1%
Total road property	6,294.7	(1,381.0)	4,913.7	2.8%
Locomotives	1,310.3	(238.3)	1,072.0	4.6%
Freight cars	610.6	(98.3)	512.3	4.2%
Other equipment	59.0	(18.5)	40.5	8.2%
Total equipment	1,979.9	(355.1)	1,624.8	4.6%
Technology and other	160.9	(121.9)	39.0	13.2%
Construction in progress	241.5	—	241.5	N/A
Total property and equipment (including concession assets)	$9,035.0	$(1,880.3)	$7,154.7	N/A
_____________

(a)	Other includes signals, buildings and other road assets.
Concession assets, net of accumulated amortization of $538.0 million and $483.1 million, totaled $2,070.5 million and $2,007.6 million at December 31, 2015 and 2014, respectively.
The Company capitalized $0.7 million, $0.9 million, and $1.1 million of interest for the years ended December 31, 2015, 2014, and 2013, respectively.
Depreciation and amortization of property and equipment (including concession assets) totaled $284.6 million, $258.1 million and $223.3 million, for 2015, 2014, and 2013, respectively.

Note 5. Lease Termination Costs
During 2015 and 2014, the Company purchased $144.2 million and $300.7 million, respectively, of equipment under existing operating leases and replacement equipment as certain operating leases expired. For the years ended December 31, 2015 and 2014, the Company recognized $9.6 million and $38.3 million, respectively, of lease termination costs (included in operating expenses) due to the early termination of certain operating leases and the related purchase of the equipment. The Company did not incur lease termination costs during 2013.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Note 6. Other Balance Sheet Captions
Other Current Assets. Other current assets included the following items at December 31 (in millions):

	2015	2014
Refundable taxes	$71.6	$55.9
Prepaid expenses	16.8	17.8
Other	2.2	3.9
Other current assets	$90.6	$77.6
Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities included the following items at December 31 (in millions):

	2015	2014
Accounts payable	$176.7	$215.0
Accrued wages and vacation	50.9	75.1
Derailments, personal injury and other claim provisions	40.7	42.4
Foreign currency derivative instruments	46.0	4.3
Dividends payable	35.9	31.0
Income and other taxes	18.8	24.8
Other	32.5	31.3
Accounts payable and accrued liabilities	$401.5	$423.9

Note 7. Fair Value Measurements
The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in Note 2 — “Significant Accounting Policies”. As of December 31, 2015, the Company’s derivative financial instruments are measured at fair value on a recurring basis and consist of foreign currency forward and option contracts, which are classified as Level 2 valuations. The Company determines the fair value of its derivative financial instrument positions based upon pricing models using inputs observed from actively quoted markets and also takes into consideration the contract terms as well as other inputs, including market currency exchange rates and in the case of option contracts, volatility, the risk-free interest rate and the time to expiration. The fair value of the foreign currency derivative instruments was a liability of $46.0 million and $4.3 million as of December 31, 2015 and 2014, respectively.
The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings. The carrying value of the short-term financial instruments approximates their fair value.
The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $2,287.5 million and $1,884.1 million at December 31, 2015 and 2014, respectively. The carrying value was $2,321.1 million and $1,851.3 million at December 31, 2015 and 2014, respectively. If the Company’s debt were measured at fair value, the fair value measurements of the individual debt instruments would have been classified as either Level 1 or Level 2 in the fair value hierarchy.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Note 8. Derivative Instruments
The Company enters into derivative transactions in certain situations based on management’s assessment of current market conditions and perceived risks. Management intends to respond to evolving business and market conditions and in doing so, may enter into such transactions as deemed appropriate.
Credit Risk. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages this risk by limiting its counterparties to large financial institutions which meet the Company’s credit rating standards and have an established banking relationship with the Company. As of December 31, 2015, the Company did not expect any losses as a result of default of its counterparties.
Foreign Currency Derivative Instruments. The Company’s Mexican subsidiaries have net U.S. dollar-denominated monetary liabilities which, for Mexican income tax purposes, are subject to periodic revaluation based on changes in the value of the Mexican peso against the U.S. dollar. This revaluation creates fluctuations in the Company’s Mexican income tax expense and the amount of income taxes paid in Mexico. The Company enters into foreign currency derivative contracts to hedge its exposure to this risk.
In the first quarter of 2015, the Company entered into foreign currency forward contracts with an aggregate notional amount of $300.0 million. These contracts matured on January 15, 2016, and obligated the Company to purchase a total of Ps.4,480.4 million at a weighted-average exchange rate of Ps.14.93 to each U.S. dollar. During January 2016, the Company entered into offsetting contracts with an aggregate notional amount of $251.0 million. These offsetting contracts matured on January 15, 2016, and obligated the Company to sell a total of Ps.4,480.4 million at a weighted-average exchange rate of Ps.17.85 to each U.S. dollar.
In the first half of 2015, the Company also entered into several foreign currency option contracts known as zero-cost collars. These contracts involve the Company’s purchase of a Mexican peso call option and a simultaneous sale of a Mexican peso put option, with equivalent U.S. dollar notional amounts for each option and no net cash premium paid by the Company. During 2015, zero cost collar contracts with an aggregate notional amount of $50.0 million matured resulting in a cash payment of $4.3 million. As of December 31, 2015, the Company had outstanding zero-cost collar contracts with an aggregate notional amount of $80.0 million which matured in January 2016 and resulted in a cash payment of $10.1 million.
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
The following table presents the fair value of derivative instruments included in the consolidated balance sheets (in millions):

	Derivative Liabilities
	Balance Sheet Location	December 31, 2015	December 31, 2014
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued liabilities	$39.8	$4.3
Foreign currency zero-cost collar contracts	Accounts payable and accrued liabilities	6.2	—
Total derivative liabilities		$46.0	$4.3
The following table presents the effects of derivative instruments on the consolidated statements of income for the years ended December 31 (in millions):

	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments:		2015	2014	2013
Foreign currency forward contracts	Foreign exchange loss	$(36.7)	$(27.9)	$(0.7)
Foreign currency zero-cost collar contracts	Foreign exchange loss	(10.4)	—	—
Total		$(47.1)	$(27.9)	$(0.7)

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Note 9. Short-Term Borrowings
Short-term borrowings at December 31 (in millions):

	2015	2014
Commercial paper	$80.0	$150.1
Other short-term borrowings	—	300.0
Total short-term borrowings	$80.0	$450.1
Commercial Paper. The Company’s commercial paper program generally serves as the primary means of short-term funding. On December 9, 2015, KCS with certain of its domestic subsidiaries named therein as guarantors, entered into a new $800.0 million revolving credit facility (the “KCS Revolving Credit Facility”) and also entered into agreements to establish a new $800.0 million commercial paper program for KCS (the “KCS Commercial Paper Program”). The KCS Commercial Paper Program replaced the existing $450.0 million KCSR and $200.0 million KCSM revolving commercial paper programs. As of December 31, 2015, KCS had $80.0 million of commercial paper outstanding at a weighted-average interest rate of 1.072%. As of December 31, 2014, KCSR had $150.1 million of commercial paper outstanding at a weighted-average interest rate of 0.716% and KCSM had no commercial paper outstanding.
Short-Term Borrowing. On October 22, 2014, Kansas City Southern International Investments, S.A. de C.V. ("KCSII"), a wholly-owned subsidiary of the Company, KCSR, and certain other subsidiaries of the Company that guaranty KCSR’s Second Amended and Restated Credit Agreement dated as of November 21, 2012 (together with the Company and KCSR, the “Guarantors”), entered into a Credit Agreement (the “KCSII Credit Agreement”) with The Bank of Tokyo-Mitsubishi UFJ, Ltd., as lender ("BTM"). Pursuant to the terms of the KCSII Credit Agreement, BTM agreed to extend credit in an aggregate principal amount of up to $300.0 million, with repayment due 90 days after the borrowing date of each loan. KCSII borrowed $100.0 million on October 22, 2014, and borrowed an additional $200.0 million on December 15, 2014. The loans had a weighted-average interest rate of 1.49% and were repaid during the first quarter of 2015 using available cash.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Note 10. Long-Term Debt
Long-term debt at December 31 (in millions):

	2015			2014
	Principal	Unamortized Discount and Debt Issuance Costs	Net	Principal	Unamortized Discount and Debt Issuance Costs	Net
Revolving credit facilities, variable interest rate, due 2020	$—	$—	$—	$—	$—	$—
KCS Floating rate senior notes, variable interest rate, 1.0232% at December 31, 2015, due 2016	244.8	1.0	243.8	—	—	—
KCS 2.35% senior notes, due 2020	239.5	2.1	237.4	—	—	—
KCS 3.0% senior notes, due 2023	439.1	5.4	433.7	—	—	—
KCS 3.85% senior notes, due 2023	195.0	2.2	192.8	—	—	—
KCS 4.3% senior notes, due 2043	437.6	9.8	427.8	—	—	—
KCS 4.95% senior notes, due 2045	476.7	7.9	468.8	—	—	—
KCSR senior notes 3.85% to 4.95%, due through 2045	40.7	0.6	40.1	650.0	11.0	639.0
KCSM senior notes 1.0232% to 3.00%, due through 2023	51.5	0.3	51.2	975.0	8.4	966.6
RRIF loans 2.96% to 4.29%, due serially through 2024	84.9	0.6	84.3	88.2	0.6	87.6
Financing agreements 5.737% to 9.310%, due serially through 2023	119.9	0.5	119.4	136.5	0.6	135.9
Capital lease obligations, due serially to 2024	21.4	—	21.4	21.8	—	21.8
Other debt obligations	0.4	—	0.4	0.4	—	0.4
Total	2,351.5	30.4	2,321.1	1,871.9	20.6	1,851.3
Less: Debt due within one year	276.1	—	276.1	24.8	—	24.8
Long-term debt	$2,075.4	$30.4	$2,045.0	$1,847.1	$20.6	$1,826.5

Revolving Credit Facility
On December 9, 2015, KCS with certain of its domestic subsidiaries named therein as guarantors, entered into a new five year $800.0 million revolving credit facility (the “KCS Revolving Credit Facility”), with a $25.0 million standby letter of credit facility which, if utilized, constitutes usage under the revolving facility. The Company also entered into agreements to establish a new $800.0 million commercial paper program for KCS (the “KCS Commercial Paper Program”). The KCS Revolving Credit Facility serves as a backstop for the KCS Commercial Paper Program which generally serves as the Company’s primary means of short-term funding. The new KCS Revolving Credit Facility and KCS Commercial Paper Program replaced the existing $450.0 million KCSR and $200.0 million KCSM revolving credit facilities and commercial paper programs.
Borrowings under the KCS Revolving Credit Facility will bear interest at floating rates. Depending on the Company’s credit rating, the margin that KCS would pay above the London Interbank Offer Rate (“LIBOR”) at any point would be between 1.125% and 2.0%. As of December 31, 2015, the margin is 1.5% based on KCS’s current credit rating.
The KCS Revolving Credit Facility is guaranteed by KCSR, together with certain domestic subsidiaries named therein as guarantors (the “Subsidiary Guarantors”) and matures on December 9, 2020. The KCS Revolving Credit Facility agreement contains representations, warranties, covenants (including financial covenants related to a leverage ratio and an interest

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

coverage ratio) and events of default that are customary for credit agreements of this type. The occurrence of an event of default could result in the termination of the commitments and the acceleration of the repayment of any outstanding principal balance on the KCS Revolving Credit Facility and the KCS Commercial Paper Program.
As of December 31, 2015, KCS had $800.0 million available under the KCS Revolving Credit Facility, with no outstanding borrowings. As of December 31, 2014, KCSR and KCSM had $299.9 million and $200.0 million available under their respective revolving credit facilities, with no outstanding borrowings.
Debt Exchange
On November 9, 2015, KCS announced an exchange offer to simplify its capital structure, improve its credit profile and enhance the secondary market liquidity of its debt securities by providing current holders of KCSR and KCSM senior notes (collectively, the “Existing Notes”) the option to obtain new securities issued by KCS (the “KCS Notes”). The KCS Note issued in exchange for an Existing Note has the same interest rate, interest payment dates and maturity date and substantially similar redemption provisions to the tendered Existing Note. The following table lists the outstanding notes that were exchanged on December 9, 2015 (in millions):

Issuer of Existing Notes	Series of Existing Notes	Principal Amount Outstanding	Principal Amount of Existing Notes Exchanged
KCSR	3.85% Senior Notes due 2023	$200.0	$195.0
KCSR	4.30% Senior Notes due 2043	450.0	437.6
KCSR	4.95% Senior Notes due 2045	500.0	476.7
KCSM	Floating Rate Senior Notes due 2016	250.0	244.8
KCSM	2.35% Senior Notes due 2020	275.0	239.5
KCSM	3.00% Senior Notes due 2023	450.0	439.1

The Company has accounted for this transaction as a debt exchange as the exchanged debt instruments are not considered to be substantially different. The cash consideration was recorded as an adjustment to the carrying value of debt, and the balance of the unamortized discount and issue costs from the Existing Notes is being amortized as an adjustment of interest expense over the term of the new KCS Notes. There was no gain or loss recognized as a result of the exchange. Costs related to the debt exchange that were payable to parties other than the debt holders totaled approximately $7.6 million and were included in debt retirement/exchange costs. In addition, holders of Existing Notes who tendered received $12.0 million for accrued and unpaid interest and cash consideration of approximately $5.1 million.
Concurrently with the exchange offers, KCS also received consents (the “Consents”) from current holders of KCSR and KCSM senior notes relating to amendments to eliminate (i) covenants in the indentures governing the applicable Existing Notes with respect to (a) liens, (b) changes of control, (c) additional guarantors, (d) reports and (e) certain consolidations, mergers and sales of assets and (ii) all events of default with respect to the applicable Existing Notes, other than events of default relating to the failure to pay principal of (or premium, if any, on) and interest on such Existing Notes and the enforceability of the guarantees. On November 23, 2015, KCSR and KCSM executed a supplemental indenture to each indenture governing the Existing Notes with respect to the applicable amendments.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Senior Notes
The Company’s senior notes include certain covenants which are customary for these types of debt instruments issued by borrowers with similar credit ratings.
The KCS Notes are unsecured and unsubordinated obligations of the Company and are unconditionally guaranteed, jointly and severally, by KCSR and each current and future domestic subsidiary of KCS that guarantees the KCS Revolving Credit Facility or certain other debt of KCS or a Note Guarantor (collectively, the “Note Guarantors”).
KCSR’s senior notes are unconditionally guaranteed, jointly and severally, on an unsecured senior basis, by KCS and each current and future domestic subsidiary of KCS that guarantees the KCS Revolving Credit Facility or certain other debt of KCS or a note guarantor. KCSR’s senior notes and the note guarantees rank pari passu in right of payment with KCSR’s, KCS’s and the Note Guarantors’ existing and future unsecured, unsubordinated obligations.
KCSM’s senior notes are denominated in U.S. dollars; are unsecured, unsubordinated obligations; rank pari passu in right of payment with KCSM’s existing and future unsecured, unsubordinated obligations and are senior in right of payment to KCSM’s future subordinated indebtedness.
Senior notes are redeemable at the issuer’s option, in whole or in part, at any time, by paying the greater of either 100% of the principal amount to be redeemed and a formula price based on interest rates prevailing at the time of redemption and time remaining to maturity. In addition, KCSM senior notes are redeemable, in whole but not in part, at KCSM’s option at any time at a redemption price of 100% of their principal amount, plus any accrued unpaid interest in the event of certain changes in the Mexican withholding tax rate.
4.95% Senior Notes. On July 27, 2015, KCSR issued $500.0 million principal amount of senior unsecured notes due August 15, 2045, which bear interest semiannually at a fixed annual rate of 4.95% (the “4.95% Senior Notes”). The 4.95% Senior Notes were issued at a discount to par value, resulting in a $1.3 million discount and a yield to maturity of 4.967%. The net proceeds from the offering were used to repay the outstanding commercial paper issued by KCSR, the repurchase of shares of KCS common stock and for other general corporate purposes. During the fourth quarter of 2015, $476.7 million of the 4.95% Senior Notes were exchanged for the equivalent amount of KCS senior notes as part of the exchange offer described above.
RRIF Loan Agreements
The following loans were made under the Railroad Rehabilitation and Improvement Financing (“RRIF”) Program administered by the Federal Railroad Administration (“FRA”):
KCSR RRIF Loan Agreement. On February 21, 2012, KCSR entered into an agreement with the FRA to borrow $54.6 million to be used to reimburse KCSR for a portion of the purchase price of thirty new locomotives (the “Locomotives”) acquired by KCSR in the fourth quarter of 2011. The loan bears interest at 2.96% annually and the principal balance amortizes quarterly with a final maturity of February 24, 2037. The obligations under the financing agreement are secured by a first priority security interest in the Locomotives and certain related rights. In addition, the Company has agreed to guarantee repayment of the amounts due under the financing agreement and certain related agreements. The occurrence of an event of default could result in the acceleration of the repayment of any outstanding principal balance of the loan.
Tex-Mex RRIF Loan Agreement. On June 28, 2005, Tex-Mex entered into an agreement with the FRA to borrow $50.0 million to be used for infrastructure improvements in order to accommodate growing freight rail traffic related to the NAFTA corridor. The loan bears interest at 4.29% annually and the principal balance amortizes quarterly with a final maturity of July 13, 2030. The loan is guaranteed by Mexrail, which has issued a pledge agreement in favor of the lender equal to the gross revenues earned by Mexrail on per-car fees on traffic crossing the International Rail Bridge in Laredo, Texas. In addition, the Company has agreed to guarantee the scheduled principal payment installments due to the FRA from Tex-Mex under the loan agreement on a rolling five-year basis.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Locomotive Financing Agreements
During 2008 and 2011, KCSM entered into various financing agreements totaling $216.0 million to purchase locomotives. The agreements mature between December 2020 and September 2023, are payable on a quarterly or semi-annual basis and contain annual interest rates ranging between 5.737% and 9.310%. KCSM has either granted the lender a security interest in the locomotives to secure the loan or has secured the loans by transferring legal ownership of the locomotives to irrevocable trusts established by KCSM to which the lender is the primary beneficiary and KCSM has a right of reversion upon satisfaction of the obligations of the loan agreements.
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
Debt Covenants Compliance
The Company was in compliance with all of its debt covenants as of December 31, 2015.
Other Debt Provisions
Change in Control Provisions. Certain loan agreements and debt instruments entered into or guaranteed by the Company and its subsidiaries provide for default in the event of a specified change in control of the Company or particular subsidiaries of the Company.
Leases and Debt Maturities
The Company leases transportation equipment, as well as office and other operating facilities, under various capital and operating leases. Rental expenses under operating leases were $63.9 million, $76.4 million, and $106.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. Operating leases that contain scheduled rent adjustments are recognized on a straight-line basis over the term of the lease. Contingent rentals and sublease rentals were not significant. Minimum annual payments and present value thereof under existing capital leases, other debt maturities and minimum annual rental commitments under non-cancelable operating leases are as follows (in millions):

	Long- Term Debt	Capital Leases			Total Debt
Years		Minimum Lease Payments	Less Interest	Net Present Value		Operating Leases	Total
2016	$270.9	$7.0	$1.8	$5.2	$276.1	$68.6	$344.7
2017	22.0	4.7	1.4	3.3	25.3	62.9	88.2
2018	35.2	4.6	1.2	3.4	38.6	40.7	79.3
2019	15.5	3.4	0.9	2.5	18.0	33.8	51.8
2020	259.1	2.4	0.7	1.7	260.8	26.6	287.4
Thereafter	1,727.4	6.3	1.0	5.3	1,732.7	78.7	1,811.4
Total	$2,330.1	$28.4	$7.0	$21.4	$2,351.5	$311.3	$2,662.8

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
Tax Expense. Income tax expense consists of the following components (in millions):

	2015	2014	2013
Current:
Federal	$—	$(2.5)	$6.0
State and local	0.3	1.2	1.9
Foreign	51.2	70.0	79.2
Total current	51.5	68.7	87.1
Deferred:
Federal	109.3	112.6	99.0
State and local	15.5	16.9	11.9
Foreign	11.0	10.6	0.3
Total deferred	135.8	140.1	111.2
Total income tax expense	$187.3	$208.8	$198.3
Income before income taxes consists of the following (in millions):

	2015	2014	2013
Income before income taxes:
U.S.	$329.3	$341.8	$319.2
Foreign	343.3	371.3	232.4
Total income before income taxes	$672.6	$713.1	$551.6

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities follow at December 31 (in millions):

	2015	2014
Assets:
Tax credit and loss carryovers	$85.4	$95.2
Reserves not currently deductible for tax	84.2	96.3
Other	33.9	24.5
Gross deferred tax assets before valuation allowance	203.5	216.0
Valuation allowance	(1.1)	(0.9)
Net deferred tax assets	202.4	215.1
Liabilities:
Property	(1,314.9)	(1,194.7)
Investments	(71.3)	(68.2)
Other	(7.3)	(8.4)
Gross deferred tax liabilities	(1,393.5)	(1,271.3)
Net deferred tax liability	$(1,191.1)	$(1,056.2)
Tax Rates. Differences between the Company’s effective income tax rate and the U.S. federal statutory income tax rate of 35% follow (in millions):

	2015		2014		2013
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Income tax expense using the statutory rate in effect	$235.4	35.0%	$249.6	35.0%	$193.1	35.0%
Tax effect of:
Difference between U.S. and foreign tax rate	(17.8)	(2.6%)	(23.0)	(3.2%)	(15.4)	(2.8%)
Foreign exchange and inflation adjustments (i)	(41.4)	(6.2%)	(25.6)	(3.6%)	4.7	0.8%
State and local income tax provision, net	10.3	1.5%	11.7	1.6%	8.9	1.6%
Other, net	0.8	0.1%	(3.9)	(0.5%)	7.0	1.3%
Income tax expense	$187.3	27.8%	$208.8	29.3%	$198.3	35.9%
_____________________

(i)
Mexican income taxes are paid in Mexican pesos, and as a result, the effective income tax rate reflects fluctuations in the value of the Mexican peso against the U.S. dollar. Most significantly, any gain or loss from the revaluation of net U.S. dollar-denominated monetary liabilities into Mexican pesos is included in Mexican taxable income under Mexican tax law. As a result, a strengthening of the Mexican peso against the U.S. dollar for the reporting period will generally increase the Mexican cash tax obligation and the effective income tax rate, and a weakening of the Mexican peso against the U.S. dollar for the reporting period will generally decrease the Mexican cash tax obligation and the effective tax rate. To hedge its exposure to this risk, the Company enters into foreign currency derivative contracts, which are measured at fair value each period and any change in fair value is recognized in foreign exchange loss within the consolidated statements of income. Refer to Note 8 Derivative Instruments for further information.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Difference Attributable to Foreign Investments. At December 31, 2015, the Company’s cumulative undistributed earnings of foreign subsidiaries was $1,883.6 million. The Company has not provided a deferred income tax liability on the undistributed earnings because the Company intends to indefinitely reinvest the earnings outside the U.S. or remit the earnings in tax-free transactions. If the foreign earnings were to be remitted in a taxable transaction, as of December 31, 2015, the Company would incur gross federal income taxes of $659.3 million which would be partially offset by foreign tax credits.
Tax Carryovers. The Company has both U.S. federal and state net operating losses which are carried forward 20 years for federal tax purposes and from 5 to 20 years for state tax purposes. Both the federal and state loss carryovers are analyzed each year to determine the likelihood of realization. The U.S. federal loss carryover at December 31, 2015, was $61.7 million and if not used, would begin to expire in 2023. The consolidated financial statements do not reflect $16.6 million of federal loss carryovers due to a limitation on recognizing excess tax benefits related to share based compensation until they are used to reduce current taxes payable at which point will be recognized as an increase to additional paid in capital. In addition, the Company has $41.0 million of tax credit carryovers consisting primarily of $35.4 million of track maintenance credits which, if not used, will begin to expire in 2024.
The state loss carryovers arise from both combined and separate tax filings from as early as 1999. The loss carryovers may expire as early as December 31, 2016 and as late as December 31, 2035. The state loss carryover at December 31, 2015, was $462.9 million.
The Mexico federal loss carryovers at December 31, 2015, were $15.4 million and, if not used, will begin to expire in 2019. A deferred tax asset was recorded in prior periods for the expected future tax benefit of these losses which will be carried forward to reduce only Mexican income tax payable in future years. A deferred tax asset is also recorded for an asset tax credit carryover in the amount of $5.1 million, which if not used, will begin to expire in 2017.
The valuation allowance for deferred tax assets as of December 31, 2015 and 2014, was $1.1 million and $0.9 million, respectively.
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

	2015	2014
Balance at January 1,	$1.7	$3.5
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	(1.8)
Balance at December 31,	$1.7	$1.7
All of the unrecognized tax benefits would affect the effective income tax rate if recognized, and are reasonably possible to be resolved over the next twelve months as a result of a lapse of the statute of limitations.
Interest and penalties related to uncertain tax positions are included in income before taxes on the consolidated statements of income. Accrued interest and penalties on unrecognized tax benefits and interest and penalty expense was immaterial to the consolidated financial statements for all periods presented.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Tax Contingencies. Tax returns filed in the U.S. for periods after 2011 and in Mexico for periods after 2009 remain open to examination by the taxing authorities. An Internal Revenue Service (the “IRS”) examination has been completed and settled for the 2012 U.S. federal tax return. The Servicio de Administración Tributaria (the “SAT”), the Mexican equivalent of the IRS, is currently examining the KCSM 2009 and 2010 tax returns and the KCSM Servicios 2012 and 2013 tax returns. The Company is litigating a Value Added Tax (“VAT”) audit assessment from the SAT for KCSM for the year ended December 31, 2005. While the outcome of this matter cannot be predicted with certainty, the Company does not believe, when resolved, that this dispute will have a material effect on its consolidated financial statements. However, an unexpected adverse resolution could have a material effect on the consolidated financial statements in a particular quarter or fiscal year.
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

Note 12. Stockholders’ Equity
Information regarding the Company’s capital stock at December 31 follows:

	Shares Authorized		Shares Issued
	2015	2014	2015	2014
$25 par, 4% noncumulative, preferred stock	840,000	840,000	649,736	649,736
$1 par, preferred stock	2,000,000	2,000,000	—	—
$.01 par, common stock	400,000,000	400,000,000	123,352,185	123,352,185
Shares outstanding at December 31:

	2015	2014
$25 par, 4% noncumulative, preferred stock	242,170	242,170
$.01 par, common stock	108,461,144	110,392,330
Share Repurchase Program. In May 2015, the Company announced a share repurchase program of up to $500.0 million, which expires on June 30, 2017. Management's assessment of market conditions, available liquidity and other factors will

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

determine the timing and volume of repurchases. Share repurchases are expected to be funded by cash on hand, cash generated from operations and debt. During 2015, KCS repurchased 2,133,984 shares of common stock for $194.2 million at an average price of $90.99 per share under this program. The excess of repurchase price over par value is allocated between additional paid-in capital and retained earnings.
Treasury Stock. Shares of common stock in Treasury and related activity follow:

	2015	2014	2013
Balance at beginning of year	12,959,855	13,122,956	13,220,832
Shares repurchased	2,133,984	—	—
Shares issued to fund stock option exercises	(89,035)	(46,100)	(54,209)
Employee stock purchase plan shares issued	(52,736)	(33,402)	(42,391)
Nonvested shares issued	(62,936)	(121,865)	(5,723)
Nonvested shares forfeited	1,909	38,266	4,447
Balance at end of year	14,891,041	12,959,855	13,122,956
Change in Control Provisions. The Company and certain of its subsidiaries have entered into agreements with certain employees whereby, upon defined circumstances constituting a change in control of the Company or subsidiary, certain stock options become exercisable, certain benefit entitlements are automatically funded and such employees are entitled to specified cash payments upon termination of employment.
The Company and certain of its subsidiaries have established trusts to provide for the funding of corporate commitments and entitlements of certain officers, directors, employees and others in the event of a specified change in control of the Company or subsidiary. Assets held in such trusts on December 31, 2015 and 2014, were not material. Depending upon the circumstances at the time of any such change in control, the most significant of which would be the price paid for KCS common stock by a party seeking to control the Company, funding of the Company’s trusts could be substantial.
Accumulated Other Comprehensive Loss. The following table summarizes the changes in the after-tax balances of each component of accumulated other comprehensive income (loss) (in millions):

	Postemployment Benefits	Foreign Currency Translation Adjustment	Unrealized Loss on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$0.3	$(2.2)	$(0.1)	$(2.0)
Other comprehensive loss before reclassifications	—	(1.1)	—	(1.1)
Amounts reclassified from accumulated other comprehensive loss	(0.2)	—	0.1	(0.1)
Net current-period other comprehensive income (loss)	(0.2)	(1.1)	0.1	(1.2)
Balance at December 31, 2014	0.1	(3.3)	—	(3.2)
Other comprehensive loss before reclassifications	—	(1.4)	—	(1.4)
Amounts reclassified from accumulated other comprehensive loss	(0.1)	—	—	(0.1)
Net current-period other comprehensive loss	(0.1)	(1.4)	—	(1.5)
Balance at December 31, 2015	$—	$(4.7)	$—	$(4.7)

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following table summarizes the effects on net income of significant amounts being reclassified out of each component of accumulated other comprehensive income (loss) for the year ended December 31 (in millions):

Details about Accumulated Other Comprehensive Income (Loss) Components	2015	2014	2013	Affected Line Item in the Consolidated Statements of Income
Unrealized losses on cash flow hedges:
Interest rate swaps	$—	$(0.1)	$(0.6)	Interest expense
	—	—	(0.4)	Debt retirement and exchange costs
Total before tax	—	(0.1)	(1.0)
Tax effect	—	—	0.3	Income tax expense
Net of tax	—	(0.1)	(0.7)

Postemployment benefits:
Amortization of prior service credit	0.1	0.3	0.2	Compensation and benefits expense
Total before tax	0.1	0.3	0.2
Tax effect	—	(0.1)	(0.1)	Income tax expense
Net of tax	0.1	0.2	0.1

Total reclassification for the period, net of tax	$0.1	$0.1	$(0.6)
Cash Dividends on Common Stock. The following table presents the amount of cash dividends declared per common share by the Company’s Board of Directors:

	2015	2014	2013
Cash dividends declared per common share	$1.32	$1.12	$0.86

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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used were as follows:

	2015	2014	2013
Expected dividend yield	0.94%	1.19%	0.88%
Expected volatility	37.11%	45.57%	46.12%
Risk-free interest rate	1.82%	1.96%	1.11%
Expected term (years)	6.0	6.0	6.0
Weighted-average grant date fair value of stock options granted	$41.49	$38.31	$40.05
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
A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			In years	In millions
Options outstanding at December 31, 2014	356,098	$60.83
Granted	51,743	119.35
Exercised	(89,035)	47.54
Forfeited or expired	(1,061)	104.87
Options outstanding at December 31, 2015	317,745	$73.94	6.4	$4.4
Vested and expected to vest at December 31, 2015	315,312	$73.67	6.4	$4.4
Exercisable at December 31, 2015	223,225	$59.40	5.5	$4.4
The aggregate intrinsic value in the table above, which is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options, represents the amount optionees would have realized if all in-the-money options had been exercised on the last business day of the period indicated.
Compensation cost of $2.0 million, $1.7 million, and $2.4 million was recognized for stock option awards for the years ended December 31, 2015, 2014, and 2013, respectively. The total income tax benefit recognized in the consolidated statements of income was $0.7 million, $0.7 million, and $0.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Additional information regarding stock option exercises appears in the table below (in millions):

	2015	2014	2013
Aggregate grant-date fair value of stock options vested	$2.0	$2.3	$1.8
Intrinsic value of stock options exercised	6.1	3.3	5.0
Cash received from option exercises	4.2	2.0	1.5
Tax benefit realized from options exercised during the annual period	2.3	1.3	1.9
As of December 31, 2015, $1.1 million of unrecognized compensation cost relating to nonvested stock options is expected to be recognized over a weighted-average period of 0.9 year. At December 31, 2015, there were 903,527 shares available for future grants under the 2008 Plan.
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
A summary of nonvested stock activity is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
			In millions
Nonvested stock at December 31, 2014	156,693	$86.89
Granted	51,778	112.03
Vested	(59,779)	76.99
Forfeited	(1,909)	100.63
Nonvested stock at December 31, 2015	146,783	$99.61	$11.0
The fair value (at vest date) of shares vested during the years ended December 31, 2015, 2014, and 2013 was $6.4 million, $8.5 million, and $12.2 million, respectively.
The weighted-average grant date fair value of nonvested stock granted during 2015, 2014, and 2013 was $112.03, $105.04 and $103.38, respectively. Compensation cost for nonvested stock was $5.1 million, $4.0 million, and $5.6 million for the years ended December 31, 2015, 2014, and 2013, respectively. The total income tax benefit recognized in the consolidated statements of income was $1.9 million, $1.5 million, and $2.1 million for the years ended December 31, 2015, 2014, and 2013, respectively.
As of December 31, 2015, $7.5 million of unrecognized compensation costs related to nonvested stock is expected to be recognized over a weighted-average period of 1.7 years.
Performance Based Awards. The Company granted performance based nonvested stock awards during 2015 (the “2015 Awards”), 2014 (the “2014 Awards”) and 2013 (the “2013 Awards”). The awards granted provide a target number of shares that generally vest at the end of a 3 year requisite service period following the grant date. In addition to the service condition, the number of nonvested shares to be received depends on the attainment of defined Company-wide performance goals based on operating ratio and return on invested capital over a three-year performance period. The number of nonvested shares ultimately earned will range between zero to 200% of the target award.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

A summary of performance based nonvested stock activity at target is as follows:

	Target Number of Shares *	Weighted-Average Grant Date Fair Value
Nonvested stock, at December 31, 2014	132,065	$84.24
Granted	65,979	119.35
Vested	(53,781)	66.99
Forfeited	(2,659)	101.13
Nonvested stock, at December 31, 2015	141,604	$106.83
_____________________
* For the 2015 Awards and the 2014 Awards, participants in the aggregate can earn up to a maximum of 100,968 and 73,314 shares, respectively. For the 2013 Awards, the performance shares earned were 32,000.
The weighted-average grant date fair value of performance based nonvested stock granted during 2015, 2014 and 2013 was $119.35, $94.23 and $82.34, respectively. The Company expenses the grant date fair value of the awards which are probable of being earned over the performance periods. Compensation cost on performance based awards was $3.0 million, $3.7 million and $5.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. Total income tax benefit recognized in the consolidated statements of income for performance based awards was $1.1 million, $1.3 million and $1.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.
As of December 31, 2015, $1.7 million of unrecognized compensation cost related to performance based awards is expected to be recognized over a weighted-average period of 0.6 year. The fair value (at vest date) of shares vested for the year ended December 31, 2015 was $6.2 million.
Employee Stock Purchase Plan. The employee stock purchase plan (“ESPP”) provides substantially all full-time employees of the Company, certain subsidiaries and certain other affiliated entities, with the right to subscribe to an aggregate of 4.0 million shares of common stock of the Company.
Prior to January 1, 2015, eligible employees could contribute, through payroll deductions, up to 5% of their regular base compensation during six-month purchase periods. The purchase price for shares was equal to 90% of the closing market price on either the exercise date or the offering date, whichever was lower.
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following table summarizes activity related to the various ESPP offerings:

	Exercise Date			Received from Employees(i)
	Date Issued	Purchase Price	Shares Issued
				In millions
July 2015 offering	January 8, 2016	$63.47	40,477	$2.6
January 2015 offering	July 6, 2015	77.52	35,097	2.7
July 2014 offering	January 9, 2015	96.48	17,639	1.7
January 2014 offering	July 10, 2014	96.76	17,026	1.6
July 2013 offering	January 13, 2014	97.58	16,376	1.6
January 2013 offering	July 12, 2013	77.53	19,292	1.5
_____________________

(i)	Represents amounts received from employees through payroll deductions for share purchases under applicable offering.
The fair value of the ESPP stock purchase rights is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used for each of the respective periods were as follows:

	Year Ended December 31,
	2015	2014	2013
Expected dividend yield	1.20%	0.99%	0.90%
Expected volatility	17.00%	19.03%	18.30%
Risk-free interest rate	0.10%	0.10%	0.13%
Expected term (years)	0.5	0.5	0.5
Weighted-average grant date fair value	$20.55	$17.13	$14.48
Compensation expense of $1.3 million, $0.6 million, and $0.5 million was recognized for ESPP option awards for the years ended December 31, 2015, 2014, and 2013, respectively. At December 31, 2015, there were 3.7 million remaining shares available for future ESPP offerings under the plan.

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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Net Periodic Benefit Cost, Plan Obligations and Funded Status
Components of the net cost (benefit) for these plans were as follows for the years ended December 31 (in millions):

	Health and Welfare			Postemployment Benefits
	2015	2014	2013	2015	2014	2013
Service cost	$0.1	$0.1	$0.1	$0.8	$0.8	$0.9
Interest cost	0.2	0.2	0.2	1.1	1.0	0.9
Actuarial (gain) loss (i)	(0.8)	1.0	(0.9)	(1.1)	3.8	(1.0)
Foreign currency gain	—	—	—	(2.3)	(1.5)	(0.1)
Prior service credit (ii)	(0.1)	(0.3)	(0.2)	—	—	—
Net periodic cost (benefit) recognized	$(0.6)	$1.0	$(0.8)	$(1.5)	$4.1	$0.7
_____________________

(i)	Net benefit costs above do not include a component for the amortization of actuarial gains or losses as the Company’s policy is to recognize such gains and losses immediately.

(ii)
During 2005, the Company revised its medical plan to exclude prescription drug coverage available under Medicare part D. This negative plan amendment generated an unrecognized prior service benefit of $2.3 million which is being amortized over the estimated remaining life of the affected participants of 9.5 years. There is no remaining unrecognized prior service benefit as of December 31, 2015.

The following table reconciles the change in the benefit obligation and the accrued benefit cost as of and for each of the years ended December 31 (in millions):

	Health and Welfare		Postemployment Benefits
	2015	2014	2015	2014
Benefit obligation at beginning of year	$6.3	$5.5	$16.3	$13.0
Service cost	0.1	0.1	0.8	0.8
Interest cost	0.2	0.2	1.1	1.0
Actuarial (gain) loss	(0.8)	1.0	(1.1)	3.8
Foreign currency gain	—	—	(2.3)	(1.5)
Benefits paid, net of retiree contributions	(0.4)	(0.5)	(1.0)	(0.8)
Benefit obligation at end of year	$5.4	$6.3	$13.8	$16.3
As of December 31, 2015 and 2014, the Company’s health and welfare and postemployment benefit obligations were unfunded.
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Weighted-average assumptions used to determine benefit obligations were as follows for the years ended December 31:

	Health and Welfare		Postemployment Benefits
	2015	2014	2015	2014
Discount rate	4.00%	3.75%	9.00%	8.00%
Rate of compensation increase	n/a	n/a	4.50%	4.50%
Weighted-average assumptions used to determine net benefit cost for the periods were as follows for the years ended December 31:

	Health and Welfare		Postemployment Benefits
	2015	2014	2015	2014
Discount rate	3.75%	4.50%	8.00%	8.25%
Rate of compensation increase	n/a	n/a	4.50%	4.50%
The following table presents the assumed health care cost trends:

	2015	2014	2013
Health care trend rate for next year	6.50%	6.50%	6.50%
Ultimate trend rate	4.75%	5.00%	5.00%
Year that rate reaches ultimate rate	2022	2021	2023
Cash Flows
The following table presents benefit payments expected to be paid, which reflect expected future service, as appropriate, for each of the next five years and the aggregate five years thereafter (in millions):

Year	Health and Welfare	Postemployment Benefits
2016	$0.4	$1.0
2017	0.4	1.1
2018	0.4	1.2
2019	0.4	1.3
2020	0.3	1.4
2021-2025	1.6	8.7
Multi-Employer Plan. Under collective bargaining agreements, KCSR participates in a multi-employer benefit plan, which provides certain post-retirement health care and life insurance benefits to eligible union employees and certain retirees. Premiums under this plan are expensed as incurred and were $3.3 million, $3.7 million and $3.9 million for the years ended December 31, 2015, 2014, and 2013, respectively.
401(k) and Profit Sharing Plan. The Company sponsors the KCS 401(k) and Profit Sharing Plan (the “401(k) plan”), whereby participants can choose to make contributions in the form of salary deductions pursuant to Section 401(k) of the Internal Revenue Code. The Company matches 401(k) contributions up to a maximum of 5% of compensation. The Company recognized expense of $2.9 million, $2.7 million and $2.5 million for the years ended December 31, 2015, 2014 and 2013, related to the KCS 401(k) and Profit Sharing Plan. The 401(k) plan previously included the Company’s common stock as an investment option, but it ceased being an investment option for new contributions as of January 1, 2015.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Note 15. Commitments and Contingencies
Concession Duty. Under KCSM’s 50-year Concession, which would expire in 2047 unless extended, KCSM pays concession duty expense of 1.25% of gross revenues. For the year ended December 31, 2015, the concession duty expense, which is recorded within materials and other in operating expenses, was $15.4 million, compared to $15.8 million and $14.3 million for the same periods in 2014 and 2013, respectively.
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Personal Injury. The Company’s personal injury liability is based on semi-annual actuarial studies performed on an undiscounted basis by an independent third party actuarial firm and reviewed by management. This liability is based on personal injury claims filed and an estimate of claims incurred but not yet reported. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Adjustments to the liability are reflected within operating expenses in the period in which changes to estimates are known. Personal injury claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The personal injury liability as of December 31, 2015 is based on an updated actuarial study of personal injury claims through November 30, 2015 and review of December 2015 experience. For the years ended December 31, 2015 and 2014, the Company recorded a $6.1 million and $4.2 million reduction, respectively, in personal injury liability, due to changes in estimates as a result of the Company’s claims development and settlement experience.
The personal injury liability activity was as follows (in millions):

	2015	2014
Balance at beginning of year	$29.3	$31.2
Accruals	6.8	8.8
Changes in estimate	(6.1)	(4.2)
Payments	(6.1)	(6.5)
Balance at end of year	$23.9	$29.3
Certain Disputes with Ferromex. KCSM and Ferrocarril Mexicano, S.A. de C.V. (“Ferromex”) use certain trackage rights, switching services and interline services provided by each other. KCSM and Ferromex have not agreed on the rates to be charged for trackage rights and switching services for periods beginning in 1998 through December 31, 2008, or for interline services for periods beginning in 1998 through February 8, 2010.
If KCSM cannot reach an agreement with Ferromex regarding these rates, the Mexican Secretaría de Comunicaciones y Transportes (“Secretary of Communications and Transportation” or “SCT”) is entitled to set the rates in accordance with Mexican law and regulations. KCSM and Ferromex both initiated administrative proceedings seeking a determination by the SCT of the rates that KCSM and Ferromex should pay each other. The SCT issued rulings in 2002 and 2008 setting the rates for these services and both KCSM and Ferromex have challenged these rulings. Although KCSM and Ferromex have challenged these matters based on different grounds and these cases continue to evolve, management believes the amounts recorded related to these matters are adequate. While the outcome of these matters cannot be predicted with certainty, the Company does not believe that, when resolved, these disputes will have a material effect on its consolidated financial statements.
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
Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness or further weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and its operating results. If the financial condition of the Company’s customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate at December 31, 2015.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Panama Canal Railway Company (”PCRC”) Guarantees and Indemnities. At December 31, 2015, the Company had issued and outstanding $5.3 million under a standby letter of credit to fulfill its obligation to fund fifty percent of the debt service reserve and liquidity reserve established by PCRC in connection with the issuance of the 7.0% Senior Secured Notes due November 1, 2026 (the “PCRC Notes”). Additionally, KCS has pledged its shares of PCRC as security for the PCRC Notes.

Note 16. Quarterly Financial Data (Unaudited)

	Fourth	Third	Second		First
	(In millions, except per share amounts)
2015
Revenues	$598.0	$631.9	$585.8		$603.1
Operating income	218.9	219.9	186.8		178.2	(i)
Net income	140.0	131.9	112.2		101.2
Net income attributable to Kansas City Southern and subsidiaries	139.3	131.6	111.8		100.8
Per share data:
Basic earnings per common share	$1.28	$1.20	$1.01		$0.91
Diluted earnings per common share	1.28	1.20	1.01		0.91

2014
Revenues	$642.5	$677.5	$649.7		$607.4
Operating income	213.9	229.4	205.8	(ii)	160.0	(iii)
Net income	141.7	138.4	130.2		94.0
Net income attributable to Kansas City Southern and subsidiaries	141.0	138.1	129.8		93.7
Per share data:
Basic earnings per common share	$1.28	$1.25	$1.18		$0.85
Diluted earnings per common share	1.28	1.25	1.18		0.85
_____________________

(i)
During the first quarter of 2015, the Company recognized pre-tax lease termination costs of $9.6 million, due to the early termination of certain operating leases and the related purchase of equipment.

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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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

The following tables provide information by geographic area (in millions):

	Years ended December 31,
	2015	2014	2013
Revenues
U.S.	$1,248.4	$1,372.2	$1,268.0
Mexico	1,170.4	1,204.9	1,101.3
Total revenues	$2,418.8	$2,577.1	$2,369.3

	Years ended December 31,
	2015	2014
Property and equipment (including concession assets), net
U.S.	$4,642.6	$4,311.0
Mexico	3,062.8	2,843.7
Total property and equipment (including concession assets), net	$7,705.4	$7,154.7

Note 18. Subsequent Events
Foreign Currency Hedging
During January 2016, the Company entered into foreign currency forward contracts with an aggregate notional amount of $370.0 million to hedge its exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar. Contracts with an aggregate notional amount of $30.0 million will mature on April 29, 2016 and obligate the Company to purchase a total of Ps.537.2 million at an exchange rate of Ps.17.91 to each U.S. dollar. The remaining contracts with an aggregate notional amount of $340.0 million will mature on January 17, 2017 and obligate the Company to purchase a total of Ps.6,207.7 million at a weighted-average exchange rate of Ps.18.26 to each U.S. dollar.
The Company has not designated these foreign currency derivative instruments as hedging instruments for accounting purposes. The Company will measure the foreign currency derivative instruments at fair value each period and will recognize any change in fair value in foreign exchange gain (loss) within the consolidated statements of comprehensive income.
Common Stock Dividend
On January 28, 2016, the Company’s Board of Directors declared a cash dividend of $0.33 per share payable on April 6, 2016, to common stockholders of record as of March 14, 2016. The aggregate amount of the dividend declared was approximately $35.8 million.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Note 19. Condensed Consolidating Financial Information
Pursuant to Securities and Exchange Commission (“SEC”) Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered”, the Company is required to provide condensed consolidating financial information for issuers of certain of its senior notes that are guaranteed. During 2015, the Company completed a debt exchange offer whereby current holders of KCSR and KCSM Existing Notes had the option to exchange their notes for new KCS Notes. As such, condensed consolidating financial information is presented with KCS as issuer of the new KCS Notes and with KCSR as issuer of the remaining Existing Notes that were not exchanged.
As of December 31, 2015, KCS had outstanding $476.7 million principal amount of 4.95% Senior Notes due August 15, 2045, $437.6 million principal amount of 4.30% Senior Notes due May 15, 2043, $195.0 million principal amount of 3.85% Senior Notes due November 15, 2023, $439.1 million principal amount of 3.00% Senior Notes due May 15, 2023, $239.5 million principal amount of 2.35% Senior Notes due May 15, 2020 and $244.8 million principal amount of Floating Rate Senior Notes due October 28, 2016 (collectively, the “KCS Notes”), which are unsecured obligations of KCS, and are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCSR and certain wholly-owned domestic subsidiaries of KCS. The Company intends to file a registration statement on Form S-4 with the SEC for the KCS Notes, and as a result, is providing the following condensed consolidating financial information (in millions).
Condensed Consolidating Statements of Comprehensive Income - KCS Notes

	2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$1,135.9	$1,302.3	$(19.4)	$2,418.8
Operating expenses	4.6	779.7	849.3	(18.6)	1,615.0
Operating income (loss)	(4.6)	356.2	453.0	(0.8)	803.8
Equity in net earnings of unconsolidated affiliates	464.0	7.4	16.5	(469.6)	18.3
Interest expense	(4.6)	(84.9)	(40.1)	47.7	(81.9)
Debt retirement and exchange costs	0.1	(5.2)	(2.5)	—	(7.6)
Foreign exchange loss	—	—	(56.6)	—	(56.6)
Other income (expense), net	45.9	(3.1)	1.4	(47.6)	(3.4)
Income before income taxes	500.8	270.4	371.7	(470.3)	672.6
Income tax expense	16.5	98.3	72.5	—	187.3
Net income	484.3	172.1	299.2	(470.3)	485.3
Less: Net income attributable to noncontrolling interest	—	1.8	—	—	1.8
Net income attributable to Kansas City Southern and subsidiaries	484.3	170.3	299.2	(470.3)	483.5
Other comprehensive loss	(1.5)	—	(2.2)	2.2	(1.5)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$482.8	$170.3	$297.0	$(468.1)	$482.0

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Statements of Comprehensive Income - KCS Notes—(Continued)

	2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$1,242.0	$1,353.7	$(18.6)	$2,577.1
Operating expenses	7.6	901.0	879.1	(19.7)	1,768.0
Operating income (loss)	(7.6)	341.0	474.6	1.1	809.1
Equity in net earnings of unconsolidated affiliates	476.7	7.6	18.9	(482.1)	21.1
Interest expense	(0.1)	(83.3)	(39.6)	50.2	(72.8)
Debt retirement and exchange costs	—	(2.7)	(3.9)	—	(6.6)
Foreign exchange loss	—	—	(35.5)	—	(35.5)
Other income (expense), net	50.1	0.2	(1.2)	(51.3)	(2.2)
Income before income taxes	519.1	262.8	413.3	(482.1)	713.1
Income tax expense	16.5	99.1	93.2	—	208.8
Net income	502.6	163.7	320.1	(482.1)	504.3
Less: Net income attributable to noncontrolling interest	—	1.7	—	—	1.7
Net income attributable to Kansas City Southern and subsidiaries	502.6	162.0	320.1	(482.1)	502.6
Other comprehensive income (loss)	(1.2)	0.1	(1.8)	1.7	(1.2)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$501.4	$162.1	$318.3	$(480.4)	$501.4

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Statements of Comprehensive Income - KCS Notes—(Continued)

	2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$1,136.2	$1,251.9	$(18.8)	$2,369.3
Operating expenses	4.8	847.2	800.1	(21.4)	1,630.7
Operating income (loss)	(4.8)	289.0	451.8	2.6	738.6
Equity in net earnings of unconsolidated affiliates	318.3	9.4	15.7	(324.6)	18.8
Interest expense	(0.1)	(68.4)	(59.3)	47.2	(80.6)
Debt retirement and exchange costs	—	(1.5)	(117.7)	—	(119.2)
Foreign exchange loss	—	(1.3)	(3.9)	—	(5.2)
Other income (expense), net	44.6	5.0	(0.6)	(49.8)	(0.8)
Income before income taxes	358.0	232.2	286.0	(324.6)	551.6
Income tax expense	17.6	84.1	96.6	—	198.3
Net income	340.4	148.1	189.4	(324.6)	353.3
Less: Net income attributable to noncontrolling interest	—	1.9	—	—	1.9
Net income attributable to Kansas City Southern and subsidiaries	340.4	146.2	189.4	(324.6)	351.4
Other comprehensive income (loss)	0.4	0.5	(0.1)	(0.4)	0.4
Comprehensive income attributable to Kansas City Southern and subsidiaries	$340.8	$146.7	$189.3	$(325.0)	$351.8

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Balance Sheets - KCS Notes

	December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$242.8	$189.5	$359.5	$(254.8)	$537.0
Investments	—	3.9	30.8	—	34.7
Investments in consolidated subsidiaries	3,108.4	479.6	—	(3,588.0)	—
Property and equipment (including concession assets), net	—	3,903.2	3,803.0	(0.8)	7,705.4
Other assets	1,791.1	40.6	19.3	(1,787.1)	63.9
Total assets	$5,142.3	$4,616.8	$4,212.6	$(5,630.7)	$8,341.0
Liabilities and equity:
Current liabilities	$(566.9)	$1,066.6	$268.0	$(10.1)	$757.6
Long-term debt	1,759.8	1,260.0	1,057.1	(2,031.9)	2,045.0
Deferred income taxes	20.9	998.4	171.8	—	1,191.1
Other liabilities	3.8	94.4	24.4	—	122.6
Stockholders’ equity	3,924.7	887.0	2,691.3	(3,588.7)	3,914.3
Noncontrolling interest	—	310.4	—	—	310.4
Total liabilities and equity	$5,142.3	$4,616.8	$4,212.6	$(5,630.7)	$8,341.0

	December 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$0.9	$219.0	$532.0	$(33.7)	$718.2
Investments	—	3.9	32.5	—	36.4
Investments in consolidated subsidiaries	2,616.0	473.4	—	(3,089.4)	—
Property and equipment (including concession assets), net	—	3,578.8	3,575.9	—	7,154.7
Other assets	1.6	38.1	27.4	—	67.1
Total assets	$2,618.5	$4,313.2	$4,167.8	$(3,123.1)	$7,976.4
Liabilities and equity:
Current liabilities	$(1,156.0)	$1,599.4	$489.1	$(33.7)	$898.8
Long-term debt	0.2	694.1	1,132.2	—	1,826.5
Deferred income taxes	5.5	900.0	150.7	—	1,056.2
Other liabilities	3.7	95.1	32.0	—	130.8
Stockholders’ equity	3,765.1	716.0	2,363.8	(3,089.4)	3,755.5
Noncontrolling interest	—	308.6	—	—	308.6
Total liabilities and equity	$2,618.5	$4,313.2	$4,167.8	$(3,123.1)	$7,976.4

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Statements of Cash Flows - KCS Notes

	2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$45.3	$356.6	$526.0	$(18.6)	$909.3
Investing activities:
Capital expenditures	—	(382.8)	(305.2)	—	(688.0)
Purchase or replacement of equipment under operating leases	—	(82.8)	(61.4)	—	(144.2)
Property investments in MSLLC	—	—	(17.4)	—	(17.4)
Proceeds from repayment of loans to affiliates	293.9	—	—	(293.9)	—
Loans to affiliates	(80.0)	—	—	80.0	—
Other investing activities	(0.8)	(31.4)	6.5	2.3	(23.4)
Net cash provided (used)	213.1	(497.0)	(377.5)	(211.6)	(873.0)
Financing activities:
Proceeds from short-term borrowings	80.0	10,786.2	—	—	10,866.2
Repayment of short-term borrowings	—	(10,937.3)	(300.0)	—	(11,237.3)
Proceeds from issuance of long-term debt	—	663.7	40.0	(80.0)	623.7
Repayment of long-term debt	—	(88.4)	(61.4)	—	(149.8)
Dividends paid	(140.1)	—	(17.8)	17.8	(140.1)
Share repurchases	(194.2)	—	—	—	(194.2)
Repayment of loans from affiliates	—	(293.9)	—	293.9	—
Other financing activities	(4.1)	(9.2)	(1.4)	(1.5)	(16.2)
Net cash provided (used)	(258.4)	121.1	(340.6)	230.2	(247.7)
Cash and cash equivalents:
Net decrease	—	(19.3)	(192.1)	—	(211.4)
At beginning of year	0.2	29.5	318.3	—	348.0
At end of year	$0.2	$10.2	$126.2	$—	$136.6

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Statements of Cash Flows - KCS Notes—(Continued)

	2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$345.3	$379.1	$495.9	$(314.3)	$906.0
Investing activities:
Capital expenditures	—	(479.5)	(190.2)	1.5	(668.2)
Purchase or replacement of equipment under operating leases	—	(203.6)	(98.5)	—	(302.1)
Property investments in MSLLC	—	—	(26.7)	—	(26.7)
Contribution to consolidated affiliates	(299.6)	—	—	299.6	—
Proceeds from repayment of loans to affiliates	70.4	—	—	(70.4)	—
Other investing activities	(1.0)	8.6	5.8	0.7	14.1
Net cash used	(230.2)	(674.5)	(309.6)	231.4	(982.9)
Financing activities:
Proceeds from short-term borrowings	—	15,068.8	300.0	—	15,368.8
Repayment of short-term borrowings	—	(14,920.2)	—	—	(14,920.2)
Proceeds from issuance of long-term debt	—	175.0	—	—	175.0
Repayment of long-term debt	—	(423.6)	(84.4)	—	(508.0)
Dividends paid	(116.6)	—	(314.3)	314.3	(116.6)
Contribution from affiliates	—	300.4	1.4	(301.8)	—
Repayment of loans from affiliates	—	(70.4)	—	70.4	—
Other financing activities	1.3	(1.4)	(3.5)	—	(3.6)
Net cash provided (used)	(115.3)	128.6	(100.8)	82.9	(4.6)
Cash and cash equivalents:
Net increase (decrease)	(0.2)	(166.8)	85.5	—	(81.5)
At beginning of year	0.4	196.3	232.8	—	429.5
At end of year	$0.2	$29.5	$318.3	$—	$348.0

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Statements of Cash Flows - KCS Notes—(Continued)

	2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$29.2	$316.3	$463.8	$(11.0)	$798.3
Investing activities:
Capital expenditures	—	(419.4)	(175.8)	0.4	(594.8)
Purchase or replacement of equipment under operating leases	—	(130.9)	(80.9)	—	(211.8)
Property investments in MSLLC	—	—	(31.6)	—	(31.6)
Proceeds from repayment of loans to affiliates	41.5	181.4	—	(222.9)	—
Loans to affiliates	—	(69.5)	—	69.5	—
Other investing activities	(4.9)	(6.2)	10.8	5.2	4.9
Net cash provided (used)	36.6	(444.6)	(277.5)	(147.8)	(833.3)
Financing activities:
Proceeds from issuance of long-term debt	—	687.6	1,230.8	—	1,918.4
Repayment of long-term debt	—	(344.4)	(998.8)	—	(1,343.2)
Debt costs	—	(7.5)	(110.3)	—	(117.8)
Dividends paid	(71.2)	—	(11.0)	11.0	(71.2)
Proceeds from loans from affiliates	—	—	69.5	(69.5)	—
Repayment of loans from affiliates	—	(41.5)	(181.4)	222.9	—
Other financing activities	5.7	0.7	4.9	(5.6)	5.7
Net cash provided (used)	(65.5)	294.9	3.7	158.8	391.9
Cash and cash equivalents:
Net increase	0.3	166.6	190.0	—	356.9
At beginning of year	0.1	29.7	42.8	—	72.6
At end of year	$0.4	$196.3	$232.8	$—	$429.5

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

As of December 31, 2015, KCSR had outstanding $23.3 million principal amount of 4.95% Senior Notes due August 15, 2045, $12.4 million principal amount of 4.30% Senior Notes due May 15, 2043 and $5.0 million principal amount of 3.85% Senior Notes due November 15, 2023 (collectively, the “KCSR Notes”) which are unsecured obligations of KCSR, and are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCS and certain wholly-owned domestic subsidiaries. The 4.95% Senior Notes were registered under KCS’s shelf registration filed and automatically effective as of November 20, 2014. KCSR filed a registration statement on Form S-4 with the SEC in connection with an exchange offer with respect to the 4.30% Senior Notes and 3.85% Senior Notes, which was declared effective on May 28, 2014. As a result, the Company is providing the following condensed consolidating financial information (in millions).
Condensed Consolidating Statements of Comprehensive Income - KCSR Notes

	2015
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$1,112.5	$42.1	$1,302.3	$(38.1)	$2,418.8
Operating expenses	4.6	760.4	38.0	849.3	(37.3)	1,615.0
Operating income (loss)	(4.6)	352.1	4.1	453.0	(0.8)	803.8
Equity in net earnings (losses) of unconsolidated affiliates	464.0	(1.4)	5.5	16.5	(466.3)	18.3
Interest expense	(4.6)	(84.8)	(0.1)	(40.1)	47.7	(81.9)
Debt retirement and exchange costs	0.1	(5.2)	—	(2.5)	—	(7.6)
Foreign exchange loss	—	—	—	(56.6)	—	(56.6)
Other income (expense), net	45.9	(3.2)	0.1	1.4	(47.6)	(3.4)
Income before income taxes	500.8	257.5	9.6	371.7	(467.0)	672.6
Income tax expense	16.5	95.2	3.1	72.5	—	187.3
Net income	484.3	162.3	6.5	299.2	(467.0)	485.3
Less: Net income attributable to noncontrolling interest	—	—	1.8	—	—	1.8
Net income attributable to Kansas City Southern and subsidiaries	484.3	162.3	4.7	299.2	(467.0)	483.5
Other comprehensive loss	(1.5)	—	—	(2.2)	2.2	(1.5)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$482.8	$162.3	$4.7	$297.0	$(464.8)	$482.0

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Statements of Comprehensive Income - KCSR Notes—(Continued)

	2014
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$1,215.8	$48.7	$1,353.7	$(41.1)	$2,577.1
Operating expenses	7.6	881.6	41.8	879.1	(42.1)	1,768.0
Operating income (loss)	(7.6)	334.2	6.9	474.6	1.0	809.1
Equity in net earnings (losses) of unconsolidated affiliates	476.7	(0.1)	5.5	18.9	(479.9)	21.1
Interest expense	(0.1)	(83.3)	—	(39.6)	50.2	(72.8)
Debt retirement and exchange costs	—	(2.7)	—	(3.9)	—	(6.6)
Foreign exchange loss	—	—	—	(35.5)	—	(35.5)
Other income (expense), net	50.1	0.2	—	(1.2)	(51.3)	(2.2)
Income before income taxes	519.1	248.3	12.4	413.3	(480.0)	713.1
Income tax expense	16.5	94.7	4.4	93.2	—	208.8
Net income	502.6	153.6	8.0	320.1	(480.0)	504.3
Less: Net income attributable to noncontrolling interest	—	—	1.7	—	—	1.7
Net income attributable to Kansas City Southern and subsidiaries	502.6	153.6	6.3	320.1	(480.0)	502.6
Other comprehensive income (loss)	(1.2)	0.1	—	(1.8)	1.7	(1.2)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$501.4	$153.7	$6.3	$318.3	$(478.3)	$501.4

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Statements of Comprehensive Income - KCSR Notes—(Continued)

	2013
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$1,115.0	$42.6	$1,251.9	$(40.2)	$2,369.3
Operating expenses	4.8	829.6	39.0	800.1	(42.8)	1,630.7
Operating income (loss)	(4.8)	285.4	3.6	451.8	2.6	738.6
Equity in net earnings of unconsolidated affiliates	318.3	1.1	6.3	15.7	(322.6)	18.8
Interest expense	(0.1)	(68.5)	0.1	(59.3)	47.2	(80.6)
Debt retirement and exchange costs	—	(1.5)	—	(117.7)	—	(119.2)
Foreign exchange loss	—	(1.3)	—	(3.9)	—	(5.2)
Other income (expense), net	44.6	5.1	(0.1)	(0.6)	(49.8)	(0.8)
Income before income taxes	358.0	220.3	9.9	286.0	(322.6)	551.6
Income tax expense	17.6	81.2	2.9	96.6	—	198.3
Net income	340.4	139.1	7.0	189.4	(322.6)	353.3
Less: Net income attributable to noncontrolling interest	—	—	1.9	—	—	1.9
Net income attributable to Kansas City Southern and subsidiaries	340.4	139.1	5.1	189.4	(322.6)	351.4
Other comprehensive income (loss)	0.4	0.5	—	(0.1)	(0.4)	0.4
Comprehensive income attributable to Kansas City Southern and subsidiaries	$340.8	$139.6	$5.1	$189.3	$(323.0)	$351.8

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Balance Sheets - KCSR Notes

	December 31, 2015
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$242.8	$182.7	$7.7	$359.5	$(255.7)	$537.0
Investments	—	3.9	—	30.8	—	34.7
Investments in consolidated subsidiaries	3,108.4	(7.6)	477.6	—	(3,578.4)	—
Property and equipment (including concession assets), net	—	3,716.4	186.8	3,803.0	(0.8)	7,705.4
Other assets	1,791.1	40.5	—	19.3	(1,787.0)	63.9
Total assets	$5,142.3	$3,935.9	$672.1	$4,212.6	$(5,621.9)	$8,341.0
Liabilities and equity:
Current liabilities	$(566.9)	$959.6	$107.8	$268.0	$(10.9)	$757.6
Long-term debt	1,759.8	1,259.9	0.1	1,057.1	(2,031.9)	2,045.0
Deferred income taxes	20.9	863.7	134.7	171.8	—	1,191.1
Other liabilities	3.8	94.2	0.2	24.4	—	122.6
Stockholders’ equity	3,924.7	758.5	118.9	2,691.3	(3,579.1)	3,914.3
Noncontrolling interest	—	—	310.4	—	—	310.4
Total liabilities and equity	$5,142.3	$3,935.9	$672.1	$4,212.6	$(5,621.9)	$8,341.0

	December 31, 2014
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$0.9	$214.1	$5.8	$532.0	$(34.6)	$718.2
Investments	—	3.9	—	32.5	—	36.4
Investments in consolidated subsidiaries	2,616.0	(4.3)	471.3	—	(3,083.0)	—
Property and equipment (including concession assets), net	—	3,385.5	193.3	3,575.9	—	7,154.7
Other assets	1.6	38.1	—	27.4	—	67.1
Total assets	$2,618.5	$3,637.3	$670.4	$4,167.8	$(3,117.6)	$7,976.4
Liabilities and equity:
Current liabilities	$(1,156.0)	$1,484.7	$115.6	$489.1	$(34.6)	$898.8
Long-term debt	0.2	693.9	0.2	1,132.2	—	1,826.5
Deferred income taxes	5.5	768.2	131.8	150.7	—	1,056.2
Other liabilities	3.7	94.4	0.7	32.0	—	130.8
Stockholders’ equity	3,765.1	596.1	113.5	2,363.8	(3,083.0)	3,755.5
Noncontrolling interest	—	—	308.6	—	—	308.6
Total liabilities and equity	$2,618.5	$3,637.3	$670.4	$4,167.8	$(3,117.6)	$7,976.4

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Statements of Cash Flows - KCSR Notes

	2015
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$45.3	$355.6	$1.0	$526.0	$(18.6)	$909.3
Investing activities:
Capital expenditures	—	(381.5)	(1.3)	(305.2)	—	(688.0)
Purchase or replacement of equipment under operating leases	—	(82.8)	—	(61.4)	—	(144.2)
Property investments in MSLLC	—	—	—	(17.4)	—	(17.4)
Proceeds from repayment of loans to affiliates	293.9	—	—	—	(293.9)	—
Loans to affiliates	(80.0)	—	—	—	80.0	—
Other investing activities	(0.8)	(30.7)	(0.7)	6.5	2.3	(23.4)
Net cash provided (used)	213.1	(495.0)	(2.0)	(377.5)	(211.6)	(873.0)
Financing activities:
Proceeds from short-term borrowings	80.0	10,786.2	—	—	—	10,866.2
Repayment of short-term borrowings	—	(10,937.3)	—	(300.0)	—	(11,237.3)
Proceeds from issuance of long-term debt	—	663.7	—	40.0	(80.0)	623.7
Repayment of long-term debt	—	(88.3)	(0.1)	(61.4)	—	(149.8)
Dividends paid	(140.1)	—	—	(17.8)	17.8	(140.1)
Share repurchases	(194.2)	—	—	—	—	(194.2)
Repayment of loans from affiliates	—	(293.9)	—	—	293.9	—
Other financing activities	(4.1)	(9.9)	0.7	(1.4)	(1.5)	(16.2)
Net cash provided (used)	(258.4)	120.5	0.6	(340.6)	230.2	(247.7)
Cash and cash equivalents:
Net decrease	—	(18.9)	(0.4)	(192.1)	—	(211.4)
At beginning of year	0.2	29.0	0.5	318.3	—	348.0
At end of year	$0.2	$10.1	$0.1	$126.2	$—	$136.6

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Statements of Cash Flows - KCSR Notes—(Continued)

	2014
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$345.3	$377.0	$2.1	$495.9	$(314.3)	$906.0
Investing activities:
Capital expenditures	—	(477.8)	(1.7)	(190.2)	1.5	(668.2)
Purchase or replacement of equipment under operating leases	—	(203.6)	—	(98.5)	—	(302.1)
Property investments in MSLLC	—	—	—	(26.7)	—	(26.7)
Contribution to consolidated affiliates	(299.6)	—	—	—	299.6	—
Proceeds from repayment of loans to affiliates	70.4	—	—	—	(70.4)	—
Other investing activities	(1.0)	9.7	(1.1)	5.8	0.7	14.1
Net cash used	(230.2)	(671.7)	(2.8)	(309.6)	231.4	(982.9)
Financing activities:
Proceeds from short-term borrowings	—	15,068.8	—	300.0	—	15,368.8
Repayment of short-term borrowings	—	(14,920.2)	—	—	—	(14,920.2)
Proceeds from issuance of long-term debt	—	175.0	—	—	—	175.0
Repayment of long-term debt	—	(423.5)	(0.1)	(84.4)	—	(508.0)
Dividends paid	(116.6)	—	—	(314.3)	314.3	(116.6)
Contribution from affiliates	—	299.3	1.1	1.4	(301.8)	—
Repayment of loans from affiliates	—	(70.4)	—	—	70.4	—
Other financing activities	1.3	(1.4)	—	(3.5)	—	(3.6)
Net cash provided (used)	(115.3)	127.6	1.0	(100.8)	82.9	(4.6)
Cash and cash equivalents:
Net increase (decrease)	(0.2)	(167.1)	0.3	85.5	—	(81.5)
At beginning of year	0.4	196.1	0.2	232.8	—	429.5
At end of year	$0.2	$29.0	$0.5	$318.3	$—	$348.0

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Statements of Cash Flows - KCSR Notes—(Continued)

	2013
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$29.2	$313.7	$2.6	$463.8	$(11.0)	$798.3
Investing activities:
Capital expenditures	—	(417.4)	(2.0)	(175.8)	0.4	(594.8)
Purchase or replacement of equipment under operating leases	—	(130.9)	—	(80.9)	—	(211.8)
Property investments in MSLLC	—	—	—	(31.6)	—	(31.6)
Proceeds from repayment of loans to affiliates	41.5	181.4	—	—	(222.9)	—
Loans to affiliates	—	(69.5)	—	—	69.5	—
Other investing activities	(4.9)	(5.1)	(1.1)	10.8	5.2	4.9
Net cash provided (used)	36.6	(441.5)	(3.1)	(277.5)	(147.8)	(833.3)
Financing activities:
Proceeds from issuance of long-term debt	—	687.6	—	1,230.8	—	1,918.4
Repayment of long-term debt	—	(344.3)	(0.1)	(998.8)	—	(1,343.2)
Debt costs	—	(7.5)	—	(110.3)	—	(117.8)
Dividends paid	(71.2)	—	—	(11.0)	11.0	(71.2)
Proceeds from loans from affiliates	—	—	—	69.5	(69.5)	—
Repayment of loans from affiliates	—	(41.5)	—	(181.4)	222.9	—
Other financing activities	5.7	—	0.7	4.9	(5.6)	5.7
Net cash provided (used)	(65.5)	294.3	0.6	3.7	158.8	391.9
Cash and cash equivalents:
Net increase	0.3	166.5	0.1	190.0	—	356.9
At beginning of year	0.1	29.6	0.1	42.8	—	72.6
At end of year	$0.4	$196.1	$0.2	$232.8	$—	$429.5

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
KPMG LLP, the independent registered public accounting firm that audited the Company’s financial statements contained herein, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2015. The attestation report is included in Item 8 of this Form 10-K.

Item 9B.	Other Information
None.

Part III
The Company has incorporated by reference certain responses to the Items of this Part III pursuant to Rule 12b-23 under the Exchange Act and General Instruction G(3) to Form 10-K. The Company’s definitive proxy statement for the annual meeting of stockholders scheduled for May 5, 2016 (“Proxy Statement”), will be filed no later than 120 days after December 31, 2015.

Item 10.	Directors, Executive Officers and Corporate Governance
(a) Directors of the Company
The sections of the Proxy Statement entitled “Proposal 1 — Election of Directors” and “The Board of Directors” are incorporated by reference in partial response to this Item 10.
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
(g) Annual Certification to the New York Stock Exchange
KCS’s common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “KSU”. As a result, the Chief Executive Officer is required to make annually, and he made on June 2, 2015, a CEO’s Annual Certification to the New York Stock Exchange in accordance with Section 303A.12 of the NYSE Listed Company Manual stating that he was not aware of any violations by KCS of the NYSE corporate governance listing standards.

Item 11.	Executive Compensation
Information required by Item 11 of Part III is incorporated by reference from the Proxy Statement pursuant to Regulation 14A of the Exchange Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The section of the Proxy Statement entitled “Beneficial Ownership” is incorporated by reference in partial response to this Item 12.
Equity Compensation Plan Information
The following table provides information as of December 31, 2015, about the common stock that may be issued upon the exercise of options, warrants and rights, as well as shares remaining available for future issuance under the Company’s existing equity compensation plans.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans-Excluding Securities Reflected in the First Column (i)
Equity compensation plans:
Approved by security holders	506,485	$82.07	4,600,142
Not approved by security holders	—	—	—
Total	506,485	$82.07	4,600,142
_____________________

(i)
Includes 3,696,615 shares available for issuance under the 2009 Employee Stock Purchase Plan and 903,527 shares available for issuance under the 2008 Plan as awards in the form of Nonvested Shares, Bonus Shares, Performance Units or Performance Shares or issued upon the exercise of Options (including ISOs), stock appreciation rights or limited stock appreciation rights awarded under the 2008 Plan.

The Company has no knowledge of any arrangement the operation of which may at a subsequent date result in a change of control of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 of Part III is incorporated by reference from the Proxy Statement pursuant to Regulation 14A of the Exchange Act.

Item 14.	Principal Accountant Fees and Services
Information required by Item 14 of Part III is incorporated by reference from the Proxy Statement pursuant to Regulation 14A of the Exchange Act.

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

4.2.1
First Supplemental Indenture, dated November 23, 2015, among KCSR, the Guarantors and the U.S. Bank National Association, as trustee and paying agent, filed as exhibit 4.2 to the Company's Current Report on Form 8-K filed on November 24, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.2.1.

4.2.2
Registration Rights Agreement, dated April 29, 2013, among KCSR, the Guarantors and JPM, Merrill Lynch and Morgan Stanley, filed as exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 29, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.2.2.

4.2.3
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

4.2.5
Form of Special Global Note representing KCSR’s 4.30% Senior Notes due 2043, filed as Exhibit 4.2.4 to the Company's Registration Statement on Form S-4 filed on April 21, 2014 (File No. 333-195413), is incorporated herein by reference as Exhibit 4.2.5.

4.3
2020 KCSM Notes Indenture, dated May 3, 2013, filed as exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 8, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.3.

Exhibit	Description
4.3.1
First Supplemental Indenture, dated November 23, 2015, filed as exhibit 4.5 to the Company's Current Report on Form 8-K filed on November 24, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.3.1.

4.3.2
2023 KCSM Notes Indenture, dated May 3, 2013, filed as exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 8, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.3.2.

4.3.3
First Supplemental Indenture, dated November 23, 2015, filed as exhibit 4.6 to the Company's Current Report on Form 8-K filed on November 24, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.3.3.

4.3.4
Registration Rights Agreement, dated May 3, 2013, filed as exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 8, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.3.4.

4.3.5
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

4.3.9
Form of Regulation S Restricted Global Note representing the 3.0% Senior Notes due 2023, filed as Exhibit 4.5.2 to the Registration Statement on Form S-4 for KCSM, filed on August 26, 2013 (File No. 333-190820), is incorporated herein by reference as Exhibit 4.3.9.

4.3.10
Special Global Note representing the 3.0% Senior Notes due 2023, filed as Exhibit 4.5.3 to the Registration Statement on Form S-4 for KCSM, filed on August 26, 2013 (File No. 333-190820), is incorporated herein by reference as Exhibit 4.3.10.

4.4
2023 Notes Indenture, dated October 29, 2013, among KCSR, the Guarantors and U.S. Bank National Association, as trustee and paying agent, filed as exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 30, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.4.

4.4.1
First Supplemental Indenture, dated November 23, 2015, among KCSR, the Guarantors and U.S. Bank National Association, as trustee and paying agent, filed as exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 24, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.4.1.

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

4.4.5
Form of Special Global Note representing KCSR’s 3.85% Senior Notes due 2023, filed as Exhibit 4.4.4 to the Company's Registration Statement on Form S-4 filed on April 21, 2014 (File No. 333-195413), is incorporated herein by reference as Exhibit 4.4.5.

4.5
2016 Notes Indenture, dated October 29, 2013, among KCSM and U.S. Bank National Association, as trustee and paying agent, filed as exhibit 4.1 to KCSM’s Current Report on Form 8-K filed on October 30, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.5.

4.5.1
First Supplemental Indenture, dated November 23, 2015, between KCSM and U.S. Bank National Association, as trustee and paying agent, filed as exhibit 4.4 to the Company's Current Report on Form 8-K filed on November 24, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.5.1.

Exhibit	Description
4.5.2
Registration Rights Agreement, dated October 29, 2013, among KCSM and JPM, Merrill Lynch, Pierce, Fenner & Smith and Morgan Stanley, filed as exhibit 4.2 to KCSM’s Current Report on Form 8-K filed on October 30, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.5.2

4.5.3
Form of Rule 144A Restricted Global Note representing the Floating Rate Senior Notes due 2016 (previously filed as Exhibit 4.7.2 to the Company’s Registration Statement on Form S-4 filed on November 7, 2013, File No. 333-192179) is incorporated herein by reference as Exhibit 4.5.3.

4.5.4
Form of Regulation S Restricted Global Note representing the Floating Rate Senior Notes due 2016 (previously filed as Exhibit 4.7.3 to the Company’s Registration Statement on Form S-4 filed on November 7, 2013, File No. 333-192179) is incorporated herein by reference as Exhibit 4.5.4.

4.5.5
Special Global Note representing the Floating Rate Senior Notes due 2016 (previously filed as Exhibit 4.7.4 to the Company’s Registration Statement on Form S-4 filed on November 7, 2013, File No. 333-192179) is incorporated herein by reference as Exhibit 4.5.5.

4.6
2045 Notes Indenture, dated July 27, 2015, among KCSR, the Note Guarantors and U.S. Bank National Association, as trustee, filed as exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 28, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.6.

4.6.1
First Supplemental Indenture, dated July 27, 2015, among KCSR, the Note Guarantors and U.S. Bank National Association, as trustee, filed as exhibit 4.2 to the Company's Current Report on Form 8-K filed on July 28, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.6.1.

4.6.2
Second Supplemental Indenture, dated November 23, 2015, among KCSR, the Note Guarantors and U.S. Bank National Association, as trustee, filed as exhibit 4.3 to the Company's Current Report on Form 8-K filed on November 24, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.6.2.

4.6.3
Form of Note representing 4.950% Senior Notes due 2045 (included in Exhibit 4.2), filed as exhibit 4.3 to the Company's Current Report on Form 8-K filed on July 28, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.6.3.

4.7
Base Indenture, dated December 9, 2015, among KCS, the Note Guarantors and U.S. Bank National Association, as trustee, filed as exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 15, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.7.

4.7.1
First Supplemental Indenture, dated December 9, 2015, among KCS, the Note Guarantors and U.S. Bank National Association, as trustee, filed as exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 15, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.7.1.

4.7.2
Second Supplemental Indenture, dated December 9, 2015, among KCS, the Note Guarantors and U.S. Bank National Association, as trustee, filed as exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 15, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.7.2.

4.7.3
Third Supplemental Indenture, dated December 9, 2015, among KCS, the Note Guarantors and U.S. Bank National Association, as trustee, filed as exhibit 4.4 to the Company’s Current Report on Form 8-K filed on December 15, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.7.3.

4.7.4
Fourth Supplemental Indenture, dated December 9, 2015, among KCS, the Note Guarantors and U.S. Bank National Association, as trustee, filed as exhibit 4.5 to the Company’s Current Report on Form 8-K filed on December 15, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.7.4.

4.7.5
Fifth Supplemental Indenture, dated December 9, 2015, among KCS, the Note Guarantors and U.S. Bank National Association, as trustee, filed as exhibit 4.6 to the Company’s Current Report on Form 8-K filed on December 15, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.7.5.

4.7.6
Sixth Supplemental Indenture, dated December 9, 2015, among KCS, the Note Guarantors and U.S. Bank National Association, as trustee, filed as exhibit 4.7 to the Company’s Current Report on Form 8-K filed on December 15, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.7.6.

4.7.7
Registration Rights Agreement, dated December 9, 2015, among KCS, the Note Guarantors, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC, filed as exhibit 4.8 to the Company’s Current Report on Form 8-K filed on December 15, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.7.7.

10.1
Form of Officer Indemnification Agreement, attached as Exhibit 10.1 to the Company’s Form 10-K for the year ended December 31, 2001, filed on March 29, 2002 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.1.

Exhibit	Description
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

10.5*
Employment Agreement, dated February 19, 2015, between KCSR and Patrick J. Ottensmeyer filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on February 23, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.

10.6*
Kansas City Southern Executive Plan (Amended and Restated February 18, 2015), filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 23, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.6.

10.7*
Kansas City Southern Annual Incentive Plan, amended and restated effective as of January 1, 2015, filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 8, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.7.

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

Exhibit	Description
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
10.15*
Kansas City Southern 2008 Stock Option and Performance Award Plan (Amended and Restated February 18, 2015) (the “2008 Plan”), filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 23, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.15.

10.15.1*
Form of Non-Qualified Stock Option Award Agreement under the 2008 Plan, filed as Exhibit 10.47.1 to the Company’s Form 10-K for the year ended December 31, 2008, filed on February 17, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.15.1.

10.15.2*
Form of Restricted Shares Award Agreement (cliff vesting) under the 2008 Plan, filed as Exhibit 10.47.2 to the Company’s Form 10-K for the year ended December 31, 2008, filed on February 17, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.15.2.

10.15.3*
Form of Restricted Shares Award Agreement (graded vesting) under the 2008 Plan, filed as Exhibit 10.47.3 to the Company’s Form 10-K for the year ended December 31, 2008, filed on February 17, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.15.3.

10.15.4*
Form of Restricted Shares Award Agreement under the 2008 Plan (applicable to restricted shares to be purchased), filed as Exhibit 10.47.4 to the Company’s Form 10-K for the year ended December 31, 2008, filed on February 17, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.15.4.

10.15.5*
Form of Restricted Shares Award and Performance Shares Award Agreement under the 2008 Plan, filed as Exhibit 10.47.5 to the Company’s Form 10-K for the year ended December 31, 2008, filed on February 17, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.15.5.

10.15.6*
Form of Restricted Shares Award Agreement (performance based vesting) under the 2008 Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 17, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.15.6.

10.15.7*
Form of Restricted Shares Award Agreement (Standard Form) under the 2008 Plan, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 23, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.15.7.

10.15.8*
Form of Restricted Shares Award Agreement (for use with the Executive Plan) under the 2008 Plan, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 23, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.15.8.

10.15.9*
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (United States Employees) under the 2008 Plan for the 2012 Long-Term Incentive Program, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 27, 2012 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.15.9.

10.15.10*
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (Non-United States Employees) under the 2008 Plan for the 2012 Long-Term Incentive Program, filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 27, 2012 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.15.10.

10.15.11*
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (United States Employees) under the 2008 Plan for the 2013 Long-Term Incentive Program, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 27, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.15.11.

10.15.12*
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (Non-United States Employees) under the 2008 Plan for the 2013 Long-Term Incentive Program, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 27, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.15.12.

10.15.13*
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (United States Employees) under the 2008 Plan for the 2014 Long-Term Incentive Program, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2014 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.15.13.

10.15.14*
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (Non-United States Employees) under the 2008 Plan for the 2014 Long-Term Incentive Program, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 26, 2014 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.15.14.

Exhibit	Description
10.15.15
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (Employees) under the 2008 Plan, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 23, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.15.15.

10.15.16
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (Independent Contractors) under the 2008 Plan, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 23, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.15.16.

10.15.17
Performance Share Award Agreement for David Starling dated February 18, 2015, under the 2008 Plan, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 23, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.15.17.

10.16
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

10.16.1
Equipment Lease Agreement (KCSR 2008-1), dated as of April 1, 2008, between KCSR 2008-1 Statutory Trust (as Lessor) and KCSR (as Lessee), filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2008, filed on April 24, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.16.1.

10.17
Loan and Security Agreement, dated February 26, 2008, between KCSM and Export Development Canada, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2008, filed on April 24, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.17.

10.18
Loan Agreement, dated as of September 24, 2008, between KCSM and DVB Bank AG, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2008, filed on October 28, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.18.

10.19*
English translation of the Employment Agreement, dated April 20, 2006, between Kansas City Southern de México, S.A. de C.V. and José Guillermo Zozaya Delano, filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2009, filed on April 30, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.19.

10.19.1*
English translation of Amendment Agreement to the Individual Indefinite Employment Contract of April 20, 2006, dated May 27, 2009, between KCSM and José Guillermo Zozaya Delano, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 2, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.19.1.

10.20*
Employment Agreement, dated August 15, 2008, between KCSR and Michael W. Upchurch, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 22, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.20.

10.20.1*
Amendment to Employment Agreement dated December 17, 2012, between KCSR and Michael W. Upchurch, filed as Exhibit 10.28.1 to the Company’s Form 10-K for the year ended December 31, 2012, filed on February 4, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.20.1.

10.21*
Employment Agreement, dated September 10, 2008, between KCSR and David Starling, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 15, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.21.

10.21.1*
Addendum to Employment Agreement, dated June 28, 2010, among the Company, KCSR and David L. Starling, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on June 29, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.21.1.

10.21.2*
Amendment to Employment Agreement dated December 17, 2012, between KCSR and David L. Starling, filed as Exhibit 10.29.2 to the Company’s Form 10-K for the year ended December 31, 2012, filed on February 4, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.21.2.

10.21.3*
Retention Agreement dated February 18, 2015, between the Company and David Starling, filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on February 23, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.21.3.

10.22*
Employment Agreement, dated September 28, 2009, between KCSR and Mary K. Stadler, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 2, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.22.

Exhibit	Description
10.22.1*
Amendment to Employment Agreement dated December 17, 2012, between KCSR and Mary K. Stadler, filed as Exhibit 10.30.1 to the Company’s Form 10-K for the year ended December 31, 2012, filed on February 4, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.22.1.

10.23
Trackage Rights Agreement, dated February 9, 2010, between KCSM and Ferromex, filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2010, filed on April 27, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.23.

10.24
Form of Loan Agreement between General Electric Capital Corporation and KCSM, dated September 1, 2011, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2011, filed on October 21, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.24.

10.25
Financing Agreement dated as of February 21, 2012, between The Kansas City Southern Railway Company and the United States of America represented by the Secretary of Transportation acting through the Administrator of the Federal Railroad Administration, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 22, 2012 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.25.

10.26
Financing Agreement between The Texas-Mexican Railway Company and the Federal Railroad Administration, dated June 28, 2005, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on August 15, 2005 (File No. 1-04717), are incorporated herein by reference as Exhibit 10.26.

10.26.1
Pledge Agreement between Mexrail, Inc. and the Federal Railroad Administration, and Guaranty of Mexrail, Inc. in favor of the Federal Railroad Administration, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on August 15, 2005 (File No. 1-04717), are incorporated herein by reference as Exhibit 10.26.1.

10.27
Credit Agreement dated as of October 22, 2014, by and among KCSII, the Company, the other Guarantors, and The Bank of Tokyo-Mitsubishi UFJ, Ltd, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 24, 2014 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.27.

10.28
Credit Agreement, dated December 9, 2015, among the Company, the guarantors party thereto, the various financial institutions and other persons from time to time parties thereto as lenders, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Citibank, N.A., as co-syndication agents and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Citigroup Global Markets Inc., as joint lead arrangers and joint bookrunning managers, filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.28.

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

101
The following financial information from Kansas City Southern’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014, and 2013, (iii) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013, (v) Consolidated Statements of Changes in Equity for the Three Years ended December 31, 2015, 2014, and 2013, and (vi) the Notes to Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kansas City Southern

By:	/S/ DAVID L. STARLING
David L. Starling Chief Executive Officer and Director
January 29, 2016
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on January 29, 2016.

Signature	Title

/S/ DAVID L. STARLING	Chief Executive Officer and Director.
David L. Starling

/S/ MICHAEL W. UPCHURCH	Executive Vice President and Chief Financial Officer (Principal Financial Officer).
Michael W. Upchurch

/S/ MARY K. STADLER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer).
Mary K. Stadler

/S/ ROBERT J. DRUTEN	Chairman of the Board and Director.
Robert J. Druten

/S/ LU M. CÓRDOVA	Director.
Lu M. Córdova

/S/ HENRY R. DAVIS	Director.
Henry R. Davis

Signature	Title

/S/ ANTONIO O. GARZA, JR.	Director.
Antonio O. Garza, Jr.

/S/ THOMAS A. MCDONNELL	Director.
Thomas A. McDonnell

/S/ RODNEY E. SLATER	Director.
Rodney E. Slater

Kansas City Southern
2015 Form 10-K Annual Report
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

101
The following financial information from Kansas City Southern’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Changes in Equity for the three years ended December 31, 2015, 2014 and 2013, and (vi) the Notes to Consolidated Financial Statements.