Form 10-Q
period 2016-03-31
KANSAS CITY SOUTHERN
filed 2016-04-19
CIK 54480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	April 12, 2016
Common Stock, $0.01 per share par value	107,987,657 Shares

Kansas City Southern and Subsidiaries
Form 10-Q
March 31, 2016

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Kansas City Southern and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
	March 31,
	2016	2015
	(In millions, except share and per share amounts) (Unaudited)
Revenues	$562.7	$603.1
Operating expenses:
Compensation and benefits	110.1	117.6
Purchased services	50.9	58.1
Fuel	56.8	81.0
Equipment costs	26.7	29.1
Depreciation and amortization	74.3	68.5
Materials and other	56.0	61.0
Lease termination costs	—	9.6
Total operating expenses	374.8	424.9
Operating income	187.9	178.2
Equity in net earnings of affiliates	3.9	4.4
Interest expense	(23.6)	(18.6)
Foreign exchange loss	(3.5)	(11.6)
Other income (expense), net	0.2	(0.8)
Income before income taxes	164.9	151.6
Income tax expense	56.8	50.4
Net income	108.1	101.2
Less: Net income attributable to noncontrolling interest	0.3	0.4
Net income attributable to Kansas City Southern and subsidiaries	107.8	100.8
Preferred stock dividends	0.1	0.1
Net income available to common stockholders	$107.7	$100.7

Earnings per share:
Basic earnings per share	$1.00	$0.91
Diluted earnings per share	$0.99	$0.91

Average shares outstanding (in thousands):
Basic	108,057	110,309
Potentially dilutive common shares	218	218
Diluted	108,275	110,527
See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
	2016	2015
	(In millions) (Unaudited)
Net income	$108.1	$101.2
Other comprehensive loss:
Amortization of prior service credit, net of tax of less than $(0.1) million	—	(0.1)
Foreign currency translation adjustments, net of tax of less than $(0.1) million and $(0.1) million, respectively	(0.1)	(0.3)
Other comprehensive loss	(0.1)	(0.4)
Comprehensive income	108.0	100.8
Less: Comprehensive income attributable to noncontrolling interest	0.3	0.4
Comprehensive income attributable to Kansas City Southern and subsidiaries	$107.7	$100.4
See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(In millions, except share and per share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39.2	$136.6
Accounts receivable, net	175.4	171.9
Materials and supplies	141.1	137.9
Other current assets	95.8	90.6
Total current assets	451.5	537.0
Investments	38.2	34.7
Property and equipment (including concession assets), net	7,757.1	7,705.4
Other assets	69.2	63.9
Total assets	$8,316.0	$8,341.0
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$275.8	$276.1
Short-term borrowings	54.0	80.0
Accounts payable and accrued liabilities	350.9	401.5
Total current liabilities	680.7	757.6
Long-term debt	2,038.8	2,045.0
Deferred income taxes	1,228.0	1,191.1
Other noncurrent liabilities and deferred credits	116.4	122.6
Total liabilities	4,063.9	4,116.3
Commitments and contingencies	—	—
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding	6.1	6.1
$.01 par, common stock, 400,000,000 shares authorized; 123,352,185 shares issued; 107,973,193 and 108,461,144 shares outstanding at March 31, 2016 and December 31, 2015, respectively	1.1	1.1
Additional paid-in capital	947.5	947.1
Retained earnings	2,991.5	2,964.7
Accumulated other comprehensive loss	(4.8)	(4.7)
Total stockholders’ equity	3,941.4	3,914.3
Noncontrolling interest	310.7	310.4
Total equity	4,252.1	4,224.7
Total liabilities and equity	$8,316.0	$8,341.0
See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2016	2015
	(In millions) (Unaudited)
Operating activities:
Net income	$108.1	$101.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74.3	68.5
Deferred income taxes	36.7	26.1
Equity in net earnings of affiliates	(3.9)	(4.4)
Share-based compensation	6.1	4.4
Excess tax benefit from share-based compensation	0.3	(3.6)
Unrealized (gain) loss on foreign currency derivative instruments	(11.4)	13.2
Changes in working capital items:
Accounts receivable	(2.1)	(22.6)
Materials and supplies	(3.8)	(15.7)
Other current assets	7.8	19.7
Accounts payable and accrued liabilities	(44.4)	(24.9)
Other, net	(7.4)	0.6
Net cash provided by operating activities	160.3	162.5

Investing activities:
Capital expenditures	(122.1)	(178.0)
Purchase or replacement of equipment under operating leases	(4.6)	(53.7)
Property investments in MSLLC	(6.6)	(1.9)
Proceeds from disposal of property	1.2	0.9
Other, net	(4.4)	(1.1)
Net cash used for investing activities	(136.5)	(233.8)

Financing activities:
Proceeds from short-term borrowings	4,194.8	3,842.1
Repayment of short-term borrowings	(4,221.0)	(4,079.6)
Proceeds from issuance of long-term debt	—	30.0
Repayment of long-term debt	(7.7)	(7.3)
Dividends paid	(35.8)	(31.0)
Shares repurchased	(51.0)	—
Debt costs	(0.2)	—
Excess tax benefit from share-based compensation	(0.3)	3.6
Proceeds from employee stock plans	—	3.9
Net cash used for financing activities	(121.2)	(238.3)
Cash and cash equivalents:
Net decrease during each period	(97.4)	(309.6)
At beginning of year	136.6	348.0
At end of period	$39.2	$38.4
See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements
For purposes of this report, “KCS” or the “Company” may refer to Kansas City Southern or, as the context requires, to one or more subsidiaries of Kansas City Southern.

1. Basis of Presentation
In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring adjustments) necessary to fairly present the results for interim periods in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results to be expected for the full year ending December 31, 2016. Certain prior year amounts have been reclassified to conform to the current year presentation.

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
In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. Lessor accounting under the new standard is substantially unchanged. Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required. The new standard will become effective for the Company beginning with the first quarter 2019, requires a modified retrospective transition approach and includes a number of practical expedients. Early adoption of the standard is permitted. The Company is currently evaluating the impacts the adoption of this accounting guidance will have on the consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The new standard will become effective for the Company beginning with the first quarter of 2017, with early adoption permitted. The Company is currently evaluating the impacts the adoption of this accounting guidance will have on the consolidated financial statements.

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
The following table reconciles the basic earnings per share computation to the diluted earnings per share computation (in millions, except share and per share amounts):

	Three Months Ended
	March 31,
	2016	2015
Net income available to common stockholders for purposes of computing basic and diluted earnings per share	$107.7	$100.7
Weighted-average number of shares outstanding (in thousands):
Basic shares	108,057	110,309
Effect of dilution	218	218
Diluted shares	108,275	110,527
Earnings per share:
Basic earnings per share	$1.00	$0.91
Diluted earnings per share	$0.99	$0.91

Potentially dilutive shares excluded from the calculation (in thousands):

Stock options excluded as their inclusion would be anti-dilutive	185	75

4. Property and Equipment (including Concession Assets)
Property and equipment, including concession assets, and related accumulated depreciation and amortization are summarized below (in millions):

	March 31, 2016	December 31, 2015
Land	$217.2	$218.1
Concession land rights	141.2	141.2
Road property	6,914.8	6,784.3
Equipment	2,328.3	2,326.1
Technology and other	153.8	159.3
Construction in progress	164.7	184.7
Total property	9,920.0	9,813.7
Accumulated depreciation and amortization	2,162.9	2,108.3
Property and equipment (including concession assets), net	$7,757.1	$7,705.4
Concession assets, net of accumulated amortization of $555.3 million and $538.0 million, totaled $2,093.3 million and $2,070.5 million at March 31, 2016 and December 31, 2015, respectively.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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
The Company’s derivative financial instruments are measured at fair value on a recurring basis and consist of foreign currency forward and option contracts, which are classified as Level 2 valuations. The Company determines the fair value of its derivative financial instrument positions based upon pricing models using inputs observed from actively quoted markets and also takes into consideration the contract terms as well as other inputs, including market currency exchange rates and in the case of option contracts, volatility, the risk-free interest rate and the time to expiration. The fair value of the foreign currency derivative instruments was an asset of $11.4 million and a liability of $46.0 million at March 31, 2016 and December 31, 2015, respectively.
The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings. The carrying value of the short-term financial instruments approximates their fair value.
The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $2,369.5 million and $2,287.5 million at March 31, 2016 and December 31, 2015, respectively. The carrying value was $2,314.6 million and $2,321.1 million at March 31, 2016 and December 31, 2015, respectively. If the Company’s debt were measured at fair value, the fair value measurements of the individual debt instruments would have been classified as either Level 1 or Level 2 in the fair value hierarchy.

6. Derivative Instruments
The Company enters into derivative transactions in certain situations based on management’s assessment of current market conditions and perceived risks. Management intends to respond to evolving business and market conditions and in doing so, may enter into such transactions as deemed appropriate.
Credit Risk. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages this risk by limiting its counterparties to large financial institutions which meet the Company’s credit rating standards and have an established banking relationship with the Company. As of March 31, 2016, the Company did not expect any losses as a result of default of its counterparties.
Foreign Currency Derivative Instruments. The Company’s Mexican subsidiaries have net U.S. dollar-denominated monetary liabilities which, for Mexican income tax purposes, are subject to periodic revaluation based on changes in the value of the Mexican peso against the U.S. dollar. This revaluation creates fluctuations in the Company’s Mexican income tax expense and the amount of income taxes paid in Mexico. The Company enters into foreign currency derivative contracts to hedge its exposure to this cash tax risk.
In the first quarter of 2016, the Company entered into foreign currency forward contracts with an aggregate notional amount of $400.0 million. Contracts with an aggregate notional amount of $60.0 million will mature on April 29, 2016 and obligate the Company to purchase a total of Ps.1,057.3 million at a weighted-average exchange rate of Ps.17.62 to each U.S. dollar. The remaining contracts will mature on January 17, 2017 and obligate the Company to purchase a total of Ps.6,207.7 million at a weighted-average exchange rate of Ps.18.26 to each U.S. dollar.
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

During 2015, the Company also entered into several foreign currency option contracts known as zero-cost collars. These contracts involved the Company’s purchase of a Mexican peso call option and a simultaneous sale of a Mexican peso put option, with equivalent U.S. dollar notional amounts for each option and no net cash premium paid by the Company. During January 2016, zero-cost collar contracts with an aggregate notional amount of $80.0 million matured, resulting in a cash payment of $10.1 million. As of March 31, 2016, there are no outstanding zero-cost collar contracts.
The Company has not designated any of the foreign currency derivative contracts as hedging instruments for accounting purposes. The Company measures the foreign currency derivative contracts at fair value each period and recognizes any change in fair value in foreign exchange loss within the consolidated statements of income.
 The following table presents the fair value of derivative instruments included in the consolidated balance sheets (in millions):

	Derivative Assets
	Balance Sheet Location	March 31, 2016	December 31, 2015
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$11.4	$—
Total derivative assets		$11.4	$—

	Derivative Liabilities
	Balance Sheet Location	March 31, 2016	December 31, 2015
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued liabilities	$—	$39.8
Foreign currency zero-cost collar contracts	Accounts payable and accrued liabilities	—	6.2
Total derivative liabilities		$—	$46.0

The following table presents the effects of derivative instruments on the consolidated statements of income (in millions):

	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Three Months Ended
		March 31,
		2016	2015
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Foreign exchange loss	$2.2	$(9.4)
Foreign currency zero-cost collar contracts	Foreign exchange loss	(3.9)	(0.7)
Total		$(1.7)	$(10.1)

7. Short-Term Borrowings
Commercial Paper. The Company’s commercial paper program generally serves as the primary means of short-term funding. As of March 31, 2016, KCS had $54.0 million of commercial paper outstanding at a weighted-average interest rate of 0.922%. As of December 31, 2015, KCS had $80.0 million of commercial paper outstanding at a weighted-average interest rate of 1.072%.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

8. Long-Term Debt
Debt Exchange
During the first quarter of 2016, KCS entered into agreements with certain holders of KCSR and KCSM senior notes (collectively, the “Existing Notes”) to exchange Existing Notes for new securities issued by KCS (the “KCS Notes”). Each KCS Note issued in exchange for an Existing Note has the same interest rate, interest payment dates and maturity date and substantially identical redemption provisions as the corresponding Existing Note. The KCS Notes have the same terms (other than the issue date) as the corresponding notes issued by KCS in the exchange offers that closed on December 9, 2015. The following table summarizes the outstanding notes that were exchanged on March 29, 2016 (in millions):

Issuer of Existing Notes	Series of Existing Notes	Principal Amount Outstanding Prior to Exchange	Principal Amount of Notes Exchanged	Principal Amount Outstanding Following Exchange
KCSR	3.85% Senior Notes due 2023	$5.0	$4.2	$0.8
KCSR	4.30% Senior Notes due 2043	12.4	11.1	1.3
KCSR	4.95% Senior Notes due 2045	23.3	22.5	0.8
KCSM	2.35% Senior Notes due 2020	35.4	17.8	17.6
The Company has accounted for this transaction as a debt exchange as the exchanged debt instruments are not considered to be substantially different. The balance of the unamortized discount and issue costs from the Existing Notes is being amortized as an adjustment of interest expense over the term of the KCS Notes. There was no gain or loss recognized as a result of the exchange.

9. Equity
The following tables summarize the changes in equity (in millions):

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity
Beginning balance	$3,914.3	$310.4	$4,224.7	$3,755.5	$308.6	$4,064.1
Net income	107.8	0.3	108.1	100.8	0.4	101.2
Other comprehensive loss	(0.1)	—	(0.1)	(0.4)	—	(0.4)
Dividends on common stock	(35.6)	—	(35.6)	(36.4)	—	(36.4)
Dividends on $25 par preferred stock	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Share repurchases	(51.0)	—	(51.0)	—	—	—
Options exercised and stock subscribed, net of shares withheld for employee taxes	0.3	—	0.3	2.1	—	2.1
Excess tax benefit from share-based compensation	(0.3)	—	(0.3)	3.6	—	3.6
Share-based compensation	6.1	—	6.1	4.4	—	4.4
Ending balance	$3,941.4	$310.7	$4,252.1	$3,829.5	$309.0	$4,138.5
Share Repurchase Program
In May 2015, the Company announced a share repurchase program of up to $500.0 million, which expires on June 30, 2017. Management's assessment of market conditions, available liquidity and other factors will determine the timing and volume of repurchases. Share repurchases are expected to be funded by cash on hand, cash generated from operations and debt. During the three months ended March 31, 2016, KCS repurchased 645,612 shares of common stock for $51.0 million at an average price of $78.94 per share. Since inception of this program, KCS has repurchased 2,779,596 shares of common stock for $245.1 million at an average price of $88.19 per share. The excess of repurchase price over par value is allocated between additional paid-in capital and retained earnings.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Cash Dividends on Common Stock
On January 28, 2016, the Company’s Board of Directors declared a cash dividend of $0.330 per share payable on April 6, 2016, to common stockholders of record as of March 14, 2016. The aggregate amount of the dividend declared was $35.6 million.
The following table presents the amount of cash dividends declared per common share by the Company’s Board of Directors:

	Three Months Ended
	March 31,
	2016	2015
Cash dividends declared per common share	$0.330	$0.330

10. Commitments and Contingencies
Concession Duty. Under KCSM’s 50-year railroad concession from the Mexican government (the “Concession”), which would expire in 2047 unless extended, KCSM pays concession duty expense of 1.25% of gross revenues. For the three months ended March 31, 2016, the concession duty expense, which is recorded within materials and other in operating expenses, was $3.6 million, compared to $3.8 million for the same period in 2015.
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Personal Injury. The Company’s personal injury liability is based on semi-annual actuarial studies performed on an undiscounted basis by an independent third party actuarial firm and reviewed by management. This liability is based on personal injury claims filed and an estimate of claims incurred but not yet reported. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Adjustments to the liability are reflected within operating expenses in the period in which changes to estimates are known. Personal injury claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The personal injury liability as of March 31, 2016, was based on an updated actuarial study of personal injury claims through November 30, 2015, and review of the last four months’ experience.
The personal injury liability activity was as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Balance at beginning of year	$23.9	$29.3
Accruals	1.2	2.2
Payments	(0.7)	(0.9)
Balance at end of period	$24.4	$30.6
Certain Disputes with Ferromex. KCSM and Ferrocarril Mexicano, S.A. de C.V. (“Ferromex”) use certain trackage rights, switching services and interline services provided by each other. KCSM and Ferromex had not agreed on the rates to be charged for trackage rights and switching services for periods beginning in 1998 through December 31, 2008, or for interline services for periods beginning in 1998 through February 8, 2010. Both KCSM and Ferromex had initiated administrative proceedings seeking a determination by the Mexican Secretaría de Comunicaciones y Transportes (“Secretary of Communications and Transportation” or “SCT”) of the rates that KCSM and Ferromex should pay each other. The SCT issued rulings in 2002 and 2008 setting the rates for the services and both KCSM and Ferromex had challenged these rulings based on different grounds. Additionally, KCSM and Ferromex had not settled amounts payable to each other for trackage rights and switching services for the year ended December 31, 2009.
In the first quarter of 2016, KCSM and Ferromex executed a settlement agreement resolving amounts payable to each other for trackage rights and switching services for periods beginning in 1998 through December 31, 2009, and for interline services for periods beginning in 1998 through February 8, 2010. Under this settlement agreement, KCSM and Ferromex also agreed to terminate all related administrative proceedings. This settlement agreement did not have a significant effect on the consolidated financial statements as of March 31, 2016.
Tax Contingencies. Tax returns filed in the U.S. for periods after 2011 and in Mexico for periods after 2008 for KCSM and after 2009 for companies other than KCSM remain open to examination by the taxing authorities. An Internal Revenue Service (the “IRS”) examination has been completed and settled for the 2012 U.S. federal tax return. The Servicio de Administración Tributaria (the “SAT”), the Mexican equivalent of the IRS, is currently examining the KCSM 2009, 2010 and 2011 tax returns and the 2012 and 2013 tax returns of KCSM Servicios, S.A. de C.V., a wholly-owned subsidiary of KCS. The Company is litigating a Value Added Tax (“VAT”) audit assessment from the SAT for KCSM for the year ended December 31, 2005. While the outcome of this matter cannot be predicted with certainty, the Company does not believe, when resolved, that this dispute will have a material effect on its consolidated financial statements. However, an unexpected adverse resolution could have a material effect on the consolidated financial statements in a particular quarter or fiscal year.
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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
Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness or further weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and its operating results. If the financial condition of the Company’s customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate at March 31, 2016.
Panama Canal Railway Company (“PCRC”) Guarantees and Indemnities. At March 31, 2016, the Company had issued and outstanding $5.3 million under a standby letter of credit to fulfill its obligation to fund fifty percent of the debt service reserve and liquidity reserve established by PCRC in connection with the issuance of the 7.0% Senior Secured Notes due November 1, 2026 (the “PCRC Notes”). Additionally, KCS has pledged its shares of PCRC as security for the PCRC Notes.

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
The following tables provide information by geographic area (in millions):

	Three Months Ended
	March 31,
Revenues	2016	2015
U.S.	$292.3	$311.9
Mexico	270.4	291.2
Total revenues	$562.7	$603.1

Property and equipment (including concession assets), net	March 31, 2016	December 31, 2015
U.S.	$4,699.4	$4,642.6
Mexico	3,057.7	3,062.8
Total property and equipment (including concession assets), net	$7,757.1	$7,705.4

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

12. Condensed Consolidating Financial Information
Pursuant to Securities and Exchange Commission (“SEC”) Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered”, the Company is required to provide condensed consolidating financial information for issuers of certain of its senior notes that are guaranteed. During 2015 and the first quarter of 2016, the Company completed a debt exchange whereby current holders of KCSR exchanged their notes for new KCS Notes. As such, condensed consolidating financial information is presented with KCS as issuer of the new KCS Notes and with KCSR as issuer of the remaining Existing Notes that were not exchanged.
As of March 31, 2016, KCS had outstanding $244.8 million principal amount of Floating Rate Senior Notes due October 28, 2016, $257.3 million principal amount of 2.35% Senior Notes due May 15, 2020, $439.1 million principal amount of 3.00% Senior Notes due May 15, 2023, $199.2 million principal amount of 3.85% Senior Notes due November 15, 2023, $448.7 million principal amount of 4.30% Senior Notes due May 15, 2043 and $499.2 million principal amount of 4.95% Senior Notes due August 15, 2045 (collectively, the “KCS Notes”), which are unsecured obligations of KCS, and are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCSR and certain wholly-owned domestic subsidiaries of KCS. The Company intends to file a registration statement on Form S-4 with the SEC for the KCS Notes, and as a result, is providing the following condensed consolidating financial information (in millions).
Condensed Consolidating Statements of Comprehensive Income - KCS Notes

	Three Months Ended March 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$266.8	$300.4	$(4.5)	$562.7
Operating expenses	1.1	199.9	178.3	(4.5)	374.8
Operating income (loss)	(1.1)	66.9	122.1	—	187.9
Equity in net earnings of affiliates	103.7	1.5	3.4	(104.7)	3.9
Interest expense	(18.9)	(21.6)	(14.5)	31.4	(23.6)
Foreign exchange loss	—	—	(3.5)	—	(3.5)
Other income, net	25.1	0.3	5.9	(31.1)	0.2
Income before income taxes	108.8	47.1	113.4	(104.4)	164.9
Income tax expense	1.0	18.5	37.3	—	56.8
Net income	107.8	28.6	76.1	(104.4)	108.1
Less: Net income attributable to noncontrolling interest	—	0.3	—	—	0.3
Net income attributable to Kansas City Southern and subsidiaries	107.8	28.3	76.1	(104.4)	107.8
Other comprehensive loss	(0.1)	—	(0.1)	0.1	(0.1)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$107.7	$28.3	$76.0	$(104.3)	$107.7

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Comprehensive Income - KCS Notes—(Continued)

	Three Months Ended March 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$284.0	$323.8	$(4.7)	$603.1
Operating expenses	1.2	201.8	226.6	(4.7)	424.9
Operating income (loss)	(1.2)	82.2	97.2	—	178.2
Equity in net earnings of affiliates	91.8	1.6	4.0	(93.0)	4.4
Interest expense	—	(20.2)	(10.5)	12.1	(18.6)
Foreign exchange loss	—	—	(11.6)	—	(11.6)
Other income (expense), net	12.0	(0.6)	(0.1)	(12.1)	(0.8)
Income before income taxes	102.6	63.0	79.0	(93.0)	151.6
Income tax expense	1.8	24.1	24.5	—	50.4
Net income	100.8	38.9	54.5	(93.0)	101.2
Less: Net income attributable to noncontrolling interest	—	0.4	—	—	0.4
Net income attributable to Kansas City Southern and subsidiaries	100.8	38.5	54.5	(93.0)	100.8
Other comprehensive loss	(0.4)	—	(0.4)	0.4	(0.4)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$100.4	$38.5	$54.1	$(92.6)	$100.4

Condensed Consolidating Balance Sheets - KCS Notes

	March 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$246.6	$186.1	$275.0	$(256.2)	$451.5
Investments	—	3.9	34.3	—	38.2
Investments in consolidated subsidiaries	3,212.1	480.8	—	(3,692.9)	—
Property and equipment (including concession assets), net	—	3,957.6	3,800.3	(0.8)	7,757.1
Other assets	1,819.9	47.0	18.2	(1,815.9)	69.2
Total assets	$5,278.6	$4,675.4	$4,127.8	$(5,765.8)	$8,316.0
Liabilities and equity:
Current liabilities	$(516.2)	$1,012.4	$441.1	$(256.6)	$680.7
Long-term debt	1,815.4	1,233.3	806.1	(1,816.0)	2,038.8
Deferred income taxes	23.8	1,016.7	187.5	—	1,228.0
Other liabilities	3.8	90.3	22.3	—	116.4
Stockholders’ equity	3,951.8	1,012.0	2,670.8	(3,693.2)	3,941.4
Noncontrolling interest	—	310.7	—	—	310.7
Total liabilities and equity	$5,278.6	$4,675.4	$4,127.8	$(5,765.8)	$8,316.0

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Balance Sheets - KCS Notes—(Continued)

	December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$242.8	$189.5	$359.5	$(254.8)	$537.0
Investments	—	3.9	30.8	—	34.7
Investments in consolidated subsidiaries	3,108.4	479.6	—	(3,588.0)	—
Property and equipment (including concession assets), net	—	3,903.2	3,803.0	(0.8)	7,705.4
Other assets	1,791.1	40.6	19.3	(1,787.1)	63.9
Total assets	$5,142.3	$4,616.8	$4,212.6	$(5,630.7)	$8,341.0
Liabilities and equity:
Current liabilities	$(566.9)	$1,066.6	$512.8	$(254.9)	$757.6
Long-term debt	1,759.8	1,260.0	812.3	(1,787.1)	2,045.0
Deferred income taxes	20.9	998.4	171.8	—	1,191.1
Other liabilities	3.8	94.4	24.4	—	122.6
Stockholders’ equity	3,924.7	887.0	2,691.3	(3,588.7)	3,914.3
Noncontrolling interest	—	310.4	—	—	310.4
Total liabilities and equity	$5,142.3	$4,616.8	$4,212.6	$(5,630.7)	$8,341.0

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Cash Flows - KCS Notes

	Three Months Ended March 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$110.2	$98.6	$49.9	$(98.4)	$160.3
Investing activities:
Capital expenditures	—	(85.3)	(36.8)	—	(122.1)
Purchase or replacement of equipment under operating leases	—	(4.6)	—	—	(4.6)
Property investments in MSLLC	—	—	(6.6)	—	(6.6)
Proceeds from repayment of loans to affiliates	4,297.1	—	—	(4,297.1)	—
Loans to affiliates	(4,194.8)	—	—	4,194.8	—
Contribution to consolidated affiliates	(96.8)	(0.1)	(0.1)	96.9	(0.1)
Other investing activities	—	(4.9)	1.8	—	(3.1)
Net cash provided (used)	5.5	(94.9)	(41.7)	(5.4)	(136.5)
Financing activities:
Proceeds from short-term borrowings	4,194.8	—	—	—	4,194.8
Repayment of short-term borrowings	(4,221.0)	—	—	—	(4,221.0)
Dividends paid	(35.8)	—	(96.7)	96.7	(35.8)
Share repurchases	(51.0)	—	—	—	(51.0)
Proceeds from loans from affiliates	—	4,194.8	—	(4,194.8)	—
Repayment of loans from affiliates	—	(4,297.1)	—	4,297.1	—
Contribution from affiliates	—	96.8	0.1	(96.9)	—
Other financing activities	(0.3)	(1.0)	(8.6)	1.7	(8.2)
Net cash used	(113.3)	(6.5)	(105.2)	103.8	(121.2)
Cash and cash equivalents:
Net increase (decrease)	2.4	(2.8)	(97.0)	—	(97.4)
At beginning of year	0.2	10.2	126.2	—	136.6
At end of period	$2.6	$7.4	$29.2	$—	$39.2

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Cash Flows - KCS Notes—(Continued)

	Three Months Ended March 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided (used)	$(1.5)	$53.2	$113.6	$(2.8)	$162.5
Investing activities:
Capital expenditures	—	(103.4)	(74.6)	—	(178.0)
Purchase or replacement of equipment under operating leases	—	—	(53.7)	—	(53.7)
Property investments in MSLLC	—	—	(1.9)	—	(1.9)
Proceeds from repayment of loans to affiliates	25.8	—	—	(25.8)	—
Other investing activities	(0.2)	(0.1)	(0.3)	0.4	(0.2)
Net cash provided (used)	25.6	(103.5)	(130.5)	(25.4)	(233.8)
Financing activities:
Proceeds from short-term borrowings	—	3,842.1	—	—	3,842.1
Repayment of short-term borrowings	—	(3,779.6)	(300.0)	—	(4,079.6)
Proceeds from issuance of long-term debt	—	—	30.0	—	30.0
Repayment of long-term debt	—	(0.9)	(6.4)	—	(7.3)
Dividends paid	(31.0)	—	(2.8)	2.8	(31.0)
Repayment of loans from affiliates	—	(25.8)	—	25.8	—
Other financing activities	7.5	0.2	0.2	(0.4)	7.5
Net cash provided (used)	(23.5)	36.0	(279.0)	28.2	(238.3)
Cash and cash equivalents:
Net increase (decrease)	0.6	(14.3)	(295.9)	—	(309.6)
At beginning of year	0.2	29.5	318.3	—	348.0
At end of period	$0.8	$15.2	$22.4	$—	$38.4

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

As of March 31, 2016, KCSR had outstanding $0.8 million principal amount of 3.85% Senior Notes due November 15, 2023, $1.3 million principal amount of 4.30% Senior Notes due May 15, 2043 and $0.8 million principal amount of 4.95% Senior Notes due August 15, 2045 (collectively, the “KCSR Notes”) which are unsecured obligations of KCSR, and are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCS and certain wholly-owned domestic subsidiaries. The 4.95% Senior Notes were registered under KCS’s shelf registration filed and automatically effective as of November 20, 2014. KCSR filed a registration statement on Form S-4 with the SEC in connection with an exchange offer with respect to the 3.85% Senior Notes and 4.30% Senior Notes, which was declared effective on May 28, 2014. As a result, the Company is providing the following condensed consolidating financial information (in millions).

Condensed Consolidating Statements of Comprehensive Income - KCSR Notes

	Three Months Ended March 31, 2016
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$260.6	$10.8	$300.4	$(9.1)	$562.7
Operating expenses	1.1	195.6	8.9	178.3	(9.1)	374.8
Operating income (loss)	(1.1)	65.0	1.9	122.1	—	187.9
Equity in net earnings of affiliates	103.7	0.1	1.0	3.4	(104.3)	3.9
Interest expense	(18.9)	(21.6)	—	(14.5)	31.4	(23.6)
Foreign exchange loss	—	—	—	(3.5)	—	(3.5)
Other income, net	25.1	0.3	—	5.9	(31.1)	0.2
Income before income taxes	108.8	43.8	2.9	113.4	(104.0)	164.9
Income tax expense	1.0	17.1	1.4	37.3	—	56.8
Net income	107.8	26.7	1.5	76.1	(104.0)	108.1
Less: Net income attributable to noncontrolling interest	—	—	0.3	—	—	0.3
Net income attributable to Kansas City Southern and subsidiaries	107.8	26.7	1.2	76.1	(104.0)	107.8
Other comprehensive loss	(0.1)	—	—	(0.1)	0.1	(0.1)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$107.7	$26.7	$1.2	$76.0	$(103.9)	$107.7

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Comprehensive Income - KCSR Notes—(Continued)

	Three Months Ended March 31, 2015
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$278.1	$10.0	$323.8	$(8.8)	$603.1
Operating expenses	1.2	197.2	8.7	226.6	(8.8)	424.9
Operating income (loss)	(1.2)	80.9	1.3	97.2	—	178.2
Equity in net earnings of affiliates	91.8	0.2	1.2	4.0	(92.8)	4.4
Interest expense	—	(20.2)	—	(10.5)	12.1	(18.6)
Foreign exchange loss	—	—	—	(11.6)	—	(11.6)
Other income (expense), net	12.0	(0.6)	—	(0.1)	(12.1)	(0.8)
Income before income taxes	102.6	60.3	2.5	79.0	(92.8)	151.6
Income tax expense	1.8	23.1	1.0	24.5	—	50.4
Net income	100.8	37.2	1.5	54.5	(92.8)	101.2
Less: Net income attributable to noncontrolling interest	—	—	0.4	—	—	0.4
Net income attributable to Kansas City Southern and subsidiaries	100.8	37.2	1.1	54.5	(92.8)	100.8
Other comprehensive loss	(0.4)	—	—	(0.4)	0.4	(0.4)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$100.4	$37.2	$1.1	$54.1	$(92.4)	$100.4

Condensed Consolidating Balance Sheets - KCSR Notes

	March 31, 2016
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$246.6	$180.4	$6.7	$275.0	$(257.2)	$451.5
Investments	—	3.9	—	34.3	—	38.2
Investments in consolidated subsidiaries	3,212.1	(8.0)	478.8	—	(3,682.9)	—
Property and equipment (including concession assets), net	—	3,772.7	184.9	3,800.3	(0.8)	7,757.1
Other assets	1,819.9	47.0	—	18.2	(1,815.9)	69.2
Total assets	$5,278.6	$3,996.0	$670.4	$4,127.8	$(5,756.8)	$8,316.0
Liabilities and equity:
Current liabilities	$(516.2)	$910.1	$103.3	$441.1	$(257.6)	$680.7
Long-term debt	1,815.4	1,233.2	0.1	806.1	(1,816.0)	2,038.8
Deferred income taxes	23.8	880.7	136.0	187.5	—	1,228.0
Other liabilities	3.8	90.2	0.1	22.3	—	116.4
Stockholders’ equity	3,951.8	881.8	120.2	2,670.8	(3,683.2)	3,941.4
Noncontrolling interest	—	—	310.7	—	—	310.7
Total liabilities and equity	$5,278.6	$3,996.0	$670.4	$4,127.8	$(5,756.8)	$8,316.0

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Balance Sheets - KCSR Notes—(Continued)

	December 31, 2015
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$242.8	$182.7	$7.7	$359.5	$(255.7)	$537.0
Investments	—	3.9	—	30.8	—	34.7
Investments in consolidated subsidiaries	3,108.4	(7.6)	477.6	—	(3,578.4)	—
Property and equipment (including concession assets), net	—	3,716.4	186.8	3,803.0	(0.8)	7,705.4
Other assets	1,791.1	40.5	—	19.3	(1,787.0)	63.9
Total assets	$5,142.3	$3,935.9	$672.1	$4,212.6	$(5,621.9)	$8,341.0
Liabilities and equity:
Current liabilities	$(566.9)	$959.6	$107.8	$512.8	$(255.7)	$757.6
Long-term debt	1,759.8	1,259.9	0.1	812.3	(1,787.1)	2,045.0
Deferred income taxes	20.9	863.7	134.7	171.8	—	1,191.1
Other liabilities	3.8	94.2	0.2	24.4	—	122.6
Stockholders’ equity	3,924.7	758.5	118.9	2,691.3	(3,579.1)	3,914.3
Noncontrolling interest	—	—	310.4	—	—	310.4
Total liabilities and equity	$5,142.3	$3,935.9	$672.1	$4,212.6	$(5,621.9)	$8,341.0

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Cash Flows - KCSR Notes

	Three Months Ended March 31, 2016
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$110.2	$97.8	$0.8	$49.9	$(98.4)	$160.3
Investing activities:
Capital expenditures	—	(85.1)	(0.2)	(36.8)	—	(122.1)
Purchase or replacement of equipment under operating leases	—	(4.6)	—	—	—	(4.6)
Property investments in MSLLC	—	—	—	(6.6)	—	(6.6)
Proceeds from repayment of loans to affiliates	4,297.1	—	—	—	(4,297.1)	—
Loans to affiliates	(4,194.8)	—	—	—	4,194.8	—
Contribution to consolidated affiliates	(96.8)	—	(0.1)	(0.1)	96.9	(0.1)
Other investing activities	—	(4.9)	—	1.8	—	(3.1)
Net cash provided (used)	5.5	(94.6)	(0.3)	(41.7)	(5.4)	(136.5)
Financing activities:
Proceeds from short-term borrowings	4,194.8	—	—	—	—	4,194.8
Repayment of short-term borrowings	(4,221.0)	—	—	—	—	(4,221.0)
Dividends paid	(35.8)	—	—	(96.7)	96.7	(35.8)
Shares repurchased	(51.0)	—	—	—	—	(51.0)
Proceeds from loans from affiliates	—	4,194.8	—	—	(4,194.8)	—
Repayment of loans from affiliates	—	(4,297.1)	—	—	4,297.1	—
Contribution from affiliates	—	96.7	0.1	0.1	(96.9)	—
Other financing activities	(0.3)	(0.9)	(0.1)	(8.6)	1.7	(8.2)
Net cash used	(113.3)	(6.5)	—	(105.2)	103.8	(121.2)
Cash and cash equivalents:
Net increase (decrease)	2.4	(3.3)	0.5	(97.0)	—	(97.4)
At beginning of year	0.2	10.1	0.1	126.2	—	136.6
At end of period	$2.6	$6.8	$0.6	$29.2	$—	$39.2

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Cash Flows - KCSR Notes—(Continued)

	Three Months Ended March 31, 2015
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided (used)	$(1.5)	$52.8	$0.4	$113.6	$(2.8)	$162.5
Investing activities:
Capital expenditures	—	(102.6)	(0.8)	(74.6)	—	(178.0)
Purchase or replacement of equipment under operating leases	—	—	—	(53.7)	—	(53.7)
Property investments in MSLLC	—	—	—	(1.9)	—	(1.9)
Proceeds from repayment of loans to affiliates	25.8	—	—	—	(25.8)	—
Other investing activities	(0.2)	0.1	(0.2)	(0.3)	0.4	(0.2)
Net cash provided (used)	25.6	(102.5)	(1.0)	(130.5)	(25.4)	(233.8)
Financing activities:
Proceeds from short-term borrowings	—	3,842.1	—	—	—	3,842.1
Repayment of short-term borrowings	—	(3,779.6)	—	(300.0)	—	(4,079.6)
Proceeds from issuance of long-term debt	—	—	—	30.0	—	30.0
Repayment of long-term debt	—	(0.8)	(0.1)	(6.4)	—	(7.3)
Dividends paid	(31.0)	—	—	(2.8)	2.8	(31.0)
Repayment of loans from affiliates	—	(25.8)	—	—	25.8	—
Other financing activities	7.5	—	0.2	0.2	(0.4)	7.5
Net cash provided (used)	(23.5)	35.9	0.1	(279.0)	28.2	(238.3)
Cash and cash equivalents:
Net increase (decrease)	0.6	(13.8)	(0.5)	(295.9)	—	(309.6)
At beginning of year	0.2	29.0	0.5	318.3	—	348.0
At end of period	$0.8	$15.2	$—	$22.4	$—	$38.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion below, as well as other portions of this Form 10-Q, contain forward-looking statements that are not based upon historical information. Readers can identify these forward-looking statements by the use of such verbs as “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. Such forward-looking statements are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-Q. However, such statements are dependent on and, therefore, can be influenced by, a number of external variables over which management has little or no control, including: competition and consolidation within the transportation industry; the business environment in industries that produce and use items shipped by rail; loss of the rail concession of Kansas City Southern’s subsidiary, Kansas City Southern de México, S.A. de C.V.; the termination of, or failure to renew, agreements with customers, other railroads and third parties; access to capital; disruptions to the Company’s technology infrastructure, including its computer systems; natural events such as severe weather, hurricanes and floods; market and regulatory responses to climate change; legislative and regulatory developments and disputes; rail accidents or other incidents or accidents on KCS’s rail network or at KCS’s facilities or customer facilities involving the release of hazardous materials, including toxic inhalation hazards; fluctuation in prices or availability of key materials, in particular diesel fuel; dependency on certain key suppliers of core rail equipment; changes in securities and capital markets; availability of qualified personnel; labor difficulties, including strikes and work stoppages; insufficiency of insurance to cover lost revenue, profits or other damages; acts of terrorism or risk of terrorist activities; war or risk of war; domestic and international economic, political and social conditions; the level of trade between the United States and Asia or Mexico; fluctuations in the peso-dollar exchange rate; increased demand and traffic congestion; the outcome of claims and litigation involving the Company or its subsidiaries; and other factors affecting the operation of the business. For more discussion about each risk factor, see Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which is on file with the U.S. Securities and Exchange Commission (File No. 1-4717) and Part I Item 1A — “Risk Factors” in the Form 10-K and any updates contained herein. Readers are strongly encouraged to consider these factors when evaluating forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the timing when, or by which, such performance or results will be achieved. As a result, actual outcomes or results could materially differ from those indicated in forward-looking statements. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements.
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
Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial position and results of operations is based upon its consolidated financial statements. The preparation of these consolidated financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets and liabilities. The Company bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the accounting for assets and liabilities that are not readily apparent from other sources. If the estimates differ materially from actual results, the impact on the consolidated financial statements may be material. The Company’s critical accounting policies are disclosed in the 2015 Annual Report on Form 10-K.
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

First Quarter Analysis
Revenues decreased 7% for the three months ended March 31, 2016, as compared to the same period in 2015, due to a 5% decrease in carload/unit volumes and a 3% decrease in revenue per carload/unit. Energy and automotive revenues decreased by $24.6 million and $13.4 million, respectively, due to decreases in revenue per carload/unit and lower carload/unit volumes. In addition, volumes decreased in certain commodities due to service interruptions as a result of flooding in the southeastern United States during the first quarter of 2016. Revenue per carload/unit decreased due to lower fuel surcharge and the weakening of the Mexican peso against the U.S. dollar, partially offset by positive pricing impacts.
Operating expenses decreased $50.1 million during the three months ended March 31, 2016, as compared to the same period in 2015, due to the weakening of the Mexican peso against the U.S. dollar and lower U.S. fuel prices and lease termination expense. Expense reductions resulting from the weakening Mexican peso and lower U.S. fuel prices partially offset the revenue reductions driven by these same macroeconomic factors. These expense reductions were partially offset by increased depreciation expense. Operating expenses as a percentage of revenues was 66.6% for the three months ended March 31, 2016, compared to 70.5% for the same period in 2015.
The Company reported quarterly earnings of $0.99 per diluted share on consolidated net income of $107.8 million for the three months ended March 31, 2016, compared to earnings of $0.91 per diluted share on consolidated net income of $100.8 million for the same period in 2015.

Results of Operations
The following summarizes KCS’s consolidated income statement components (in millions):

	Three Months Ended		Change
	March 31,
	2016	2015
Revenues	$562.7	$603.1	$(40.4)
Operating expenses	374.8	424.9	(50.1)
Operating income	187.9	178.2	9.7
Equity in net earnings of affiliates	3.9	4.4	(0.5)
Interest expense	(23.6)	(18.6)	(5.0)
Foreign exchange loss	(3.5)	(11.6)	8.1
Other income (expense), net	0.2	(0.8)	1.0
Income before income taxes	164.9	151.6	13.3
Income tax expense	56.8	50.4	6.4
Net income	108.1	101.2	6.9
Less: Net income attributable to noncontrolling interest	0.3	0.4	(0.1)
Net income attributable to Kansas City Southern and subsidiaries	$107.8	$100.8	$7.0

Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months Ended			Three Months Ended			Three Months Ended
	March 31,			March 31,			March 31,
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Chemical and petroleum	$117.3	$114.8	2%	64.3	62.2	3%	$1,824	$1,846	(1%)
Industrial and consumer products	141.4	146.0	(3%)	81.9	81.1	1%	1,726	1,800	(4%)
Agriculture and minerals	110.0	105.6	4%	58.9	56.8	4%	1,868	1,859	—
Energy	42.0	66.6	(37%)	55.2	65.8	(16%)	761	1,012	(25%)
Intermodal	85.1	95.0	(10%)	225.2	243.3	(7%)	378	390	(3%)
Automotive	41.0	54.4	(25%)	27.2	31.0	(12%)	1,507	1,755	(14%)
Carload revenues, carloads and units	536.8	582.4	(8%)	512.7	540.2	(5%)	$1,047	$1,078	(3%)
Other revenue	25.9	20.7	25%
Total revenues (i)	$562.7	$603.1	(7%)

(i) Included in revenues:
Fuel surcharge	$30.7	$67.5
Freight revenues include revenue for transportation services and fuel surcharges. For the three months ended March 31, 2016, revenues and carload/unit volumes decreased 7% and 5%, respectively, compared to the same period in 2015. Revenues decreased by approximately 3% or $20.0 million due to the weakening of the Mexican peso against the U.S. dollar for revenue transactions denominated in Mexican pesos. The average exchange rate of Mexican pesos per U.S. dollar was Ps.18.0 for the three months ended March 31, 2016, compared to Ps.14.9 for the same period in 2015.
Energy and automotive revenues decreased by $24.6 million and $13.4 million, respectively, due to decreases in revenue per carload/unit and lower carload/unit volumes. In addition, volumes decreased in certain commodities due to service interruptions as a result of flooding in the southeastern United States during the first quarter of 2016.
Revenue per carload/unit decreased by 3% for the three months ended March 31, 2016, compared to the same period in 2015, due to lower fuel surcharge and the weakening of the Mexican peso against the U.S. dollar, partially offset by positive pricing impacts.
KCS’s fuel surcharges are a mechanism to adjust revenue based upon changes in fuel prices above fuel price thresholds set in KCS’s tariffs or contracts. Fuel surcharge revenue is calculated using a fuel price from a prior time period that can be up to 60 days earlier. In a period of volatile fuel prices or changing customer business mix, changes in fuel expense and fuel surcharge revenue may differ.
For the three months ended March 31, 2016, fuel surcharge revenue decreased $36.8 million, compared to the same period in 2015, due in part to the adjustment of certain line haul rates while reducing or eliminating fuel surcharges on those rates. In addition, fuel surcharge revenue decreased due to lower U.S. fuel prices and the impact of fuel prices falling below fuel price thresholds for certain of KCS’s tariffs and contracts during the first quarter of 2016.

The following discussion provides an analysis of revenues by commodity group:

Revenues by commodity group for the three months ended March 31, 2016
Chemical and petroleum. Revenues increased $2.5 million for the three months ended March 31, 2016, compared to the same period in 2015, due to a 3% increase in carload/unit volumes, partially offset by a 1% decrease in revenue per carload/unit. Petroleum volumes increased as a result of a customer's business expansion and plastics volumes increased due to lower commodity prices. Chemical volumes decreased due to the impact of service interruptions as a result of flooding in the southeastern United States. Revenue per carload/unit decreased for the three months ended March 31, 2016, compared to the same period in 2015, due to lower fuel surcharge and the weakening of the Mexican peso against the U.S. dollar, partially offset by positive pricing impacts.

Industrial and consumer products. Revenues decreased $4.6 million for the three months ended March 31, 2016, compared to the same period in 2015, due to a 4% decrease in revenue per carload/unit, partially offset by a 1% increase in carload/unit volumes. Revenue per carload/unit decreased due to lower fuel surcharge and the weakening of the Mexican peso against the U.S. dollar, partially offset by positive pricing impacts. Metals and scrap volumes increased due to higher steel shipments, partially offset by lower forest product volumes due to high inventory levels and planned maintenance outages. In addition, industrial and consumer products volumes decreased due to the impact of service interruptions as a result of flooding in the southeastern United States.

Agriculture and minerals. Revenues increased $4.4 million for the three months ended March 31, 2016, compared to the same period in 2015, due to a 4% increase in carload/unit volumes. Grain volumes increased due to improved cycle times and the timing of a customer's shipments. Revenue per carload/unit was flat for the three months ended March 31, 2016, compared to the same period in 2015, as positive pricing impacts were offset by lower fuel surcharge and the weakening of the Mexico peso against the U.S. dollar.

Revenues by commodity group for the three months ended March 31, 2016
Energy. Revenues decreased $24.6 million for the three months ended March 31, 2016, compared to the same period in 2015, due to a 25% decrease in revenue per carload/unit and a 16% decrease in carload/unit volumes. Revenue per carload/unit decreased due to a short-term rate concession provided to a customer beginning in the third quarter of 2015, which leveraged excess capacity and included no service commitments, lower fuel surcharge and shorter average length of haul. Volumes decreased as low natural gas prices have reduced the demand for utility coal and the decline in new crude drilling operations in the U.S. has reduced the demand for frac sand.

Frac Sand
12%
Crude Oil
14%
Utility
Coal
54%
Coal &
Petroleum
Coke
20%

Intermodal. Revenues decreased $9.9 million for the three months ended March 31, 2016, compared to the same period in 2015, due to a 7% decrease in carload/unit volumes and a 3% decrease in revenue per carload/unit. Volumes decreased due to high retail inventory levels and service interruptions due to flooding in the southeastern United States. Revenue per carload/unit decreased as a result of pricing impacts and shorter average length of haul.
Automotive. Revenues decreased $13.4 million for the three months ended March 31, 2016, compared to the same period in 2015, due to a 14% decrease in revenue per carload/unit and a 12% decrease in carload/unit volumes. Revenue per carload/unit decreased due to the weakening of the Mexican peso against the U.S. dollar and volumes decreased as a result of customers’ temporary plant shutdowns.

Operating Expenses
Operating expenses, as shown below (in millions), decreased $50.1 million for the three months ended March 31, 2016, compared to the same period in 2015, due to the weakening of the Mexican peso against the U.S. dollar and lower U.S. fuel prices and lease termination expense, partially offset by increased depreciation expense. The weakening of the Mexican peso against the U.S. dollar resulted in an expense reduction of approximately $18.0 million for expense transactions denominated in Mexican pesos. The average exchange rate of Mexican pesos per U.S. dollar was Ps.18.0 for the three months ended March 31, 2016, compared to Ps.14.9 for the same period in 2015.

	Three Months Ended
	March 31,		Change
	2016	2015	Dollars	Percent
Compensation and benefits	$110.1	$117.6	$(7.5)	(6%)
Purchased services	50.9	58.1	(7.2)	(12%)
Fuel	56.8	81.0	(24.2)	(30%)
Equipment costs	26.7	29.1	(2.4)	(8%)
Depreciation and amortization	74.3	68.5	5.8	8%
Materials and other	56.0	61.0	(5.0)	(8%)
Lease termination costs	—	9.6	(9.6)	(100%)
Total operating expenses	$374.8	$424.9	$(50.1)	(12%)
Compensation and benefits. Compensation and benefits decreased $7.5 million for the three months ended March 31, 2016, compared to the same period in 2015, due to the weakening of the Mexican peso and lower carload volumes, partially offset by annual wage increases.
Purchased services. Purchased services expense decreased $7.2 million for the three months ended March 31, 2016, compared to the same period in 2015, due to renegotiation of maintenance contracts in the second quarter of 2015 and the weakening of the Mexican peso.

Fuel. Fuel expense decreased $24.2 million for the three months ended March 31, 2016, compared to the same period in 2015, due to lower diesel fuel prices of approximately $9.0 million and $3.0 million in the U.S. and Mexico, respectively, and the weakening of the Mexican peso of approximately $8.0 million. The average price per gallon, including the weakening of the Mexican peso, was $1.81 for the three months ended March 31, 2016, compared to $2.46 for the same period in 2015.
Equipment costs. Equipment costs decreased $2.4 million for the three months ended March 31, 2016, compared to the same period in 2015, due to lower lease expense as a result of the purchase of equipment under existing operating leases and replacement equipment as certain operating leases expired, and lower net car hire expense due to a reduction in cycle times and an increase in owned equipment.
Depreciation and amortization. Depreciation and amortization expense increased $5.8 million for the three months ended March 31, 2016, compared to the same period in 2015, due to a larger asset base.
Materials and other. Materials and other expense decreased $5.0 million for the three months ended March 31, 2016, compared to the same period in 2015, due to the weakening of the Mexican peso, a favorable settlement of a legal dispute and lower employee expenses. In addition casualty expense decreased $4.9 million due to lower derailment, environmental and personal injury expense, partially offset by a $3.9 million increase in expense due to flooding in the southeastern United States. In addition, materials and supplies expense increased due to the renegotiation of a maintenance contract in the second quarter of 2015.
Lease termination costs. Lease termination costs were $9.6 million for the three months ended March 31, 2015, due to the early termination of certain operating leases and the related purchase of the equipment. The Company did not incur lease termination costs for the three months ended March 31, 2016.

Non-Operating Income and Expenses
Equity in net earnings of affiliates. Equity in net earnings from affiliates decreased $0.5 million for the three months ended March 31, 2016, compared to the same period in 2015, due to lower net earnings from Panama Canal Railway Company operations as a result of lower container volumes.
Interest expense. Interest expense increased $5.0 million for the three months ended March 31, 2016, compared to the same period in 2015, due to higher average interest rates and average debt balances as a result of the Company’s issuance of debt during the third quarter of 2015. During the three months ended March 31, 2016, the average debt and short-term borrowing balance and average interest rate were $2,407.0 million and 4.0%, respectively, compared to $2,209.9 million and 3.5% for the same period in 2015.
Foreign exchange loss. For the three months ended March 31, 2016, foreign exchange loss was $3.5 million, compared to $11.6 million for the same period in 2015. Foreign exchange loss includes the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos and the loss on foreign currency derivative contracts.
For the three months ended March 31, 2016 and 2015, the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos resulted in a foreign exchange loss of $1.8 million and $1.5 million, respectively.
The Company enters into foreign currency derivative contracts to hedge its net exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar. For the three months ended March 31, 2016 and 2015, foreign exchange loss on foreign currency derivative contracts was $1.7 million and $10.1 million, respectively.
Other income (expense), net. Other income (expense), net increased $1.0 million for the three months ended March 31, 2016, compared to the same period in 2015, due to lower miscellaneous expenses and an increase in gain on sale of land.

Income tax expense. Income tax expense increased $6.4 million for the three months ended March 31, 2016, compared to the same period in 2015, due to higher pre-tax income and effective tax rate. The components of the effective tax rates for the three months ended March 31, 2016, compared to the same period in 2015, are as follows:

	Three Months Ended
	March 31,
	2016	2015
Statutory rate in effect	35.0%	35.0%
Tax effect of:
Difference between U.S. and foreign tax rate	(2.9%)	(2.8%)
State and local income tax provision, net	1.2%	1.4%
Foreign exchange (i)	0.7%	(1.1%)
Other, net	0.4%	0.7%
Effective tax rate	34.4%	33.2%

(i)
Mexican income taxes are paid in Mexican pesos, and as a result, the effective income tax rate reflects fluctuations in the value of the Mexican peso against the U.S. dollar measured by the forward exchange rate. The foreign exchange impact on income taxes includes the gain or loss from the revaluation of net U.S. dollar-denominated monetary liabilities into Mexican pesos which is included in Mexican taxable income under Mexican tax law. As a result, a strengthening of the Mexican peso against the U.S. dollar for the reporting period will generally increase the Mexican cash tax obligation and the effective income tax rate, and a weakening of the Mexican peso against the U.S. dollar for the reporting period will generally decrease the Mexican cash tax obligation and the effective tax rate. To hedge its exposure to this cash tax risk, the Company enters into foreign currency derivative contracts, which are measured at fair value each period and any change in fair value is recognized in foreign exchange loss within the consolidated statements of income as described above. Refer to Note 6 Derivative Instruments for more information.

Liquidity and Capital Resources
Overview
The Company focuses its cash and capital resources on investing in the business, shareholder returns and optimizing its capital structure.
The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to debt and equity capital markets, and other available financing resources will be sufficient to fund anticipated operating expenses, capital expenditures, debt service costs, dividends, share repurchases and other commitments in the foreseeable future. The Company’s current financing instruments contain restrictive covenants which limit or preclude certain actions; however, the covenants are structured such that the Company expects to have sufficient flexibility to conduct its operations. The Company was in compliance with all of its debt covenants as of March 31, 2016.
Though KCS’s cash flows from operations are expected to be sufficient to fund operations, capital expenditures, debt service and dividends, the Company may, from time to time, incur debt to refinance existing indebtedness, purchase equipment under operating leases, repurchase shares or fund equipment additions or new investments.
During the three months ended March 31, 2016, the Company invested $113.4 million in capital expenditures and purchased $4.6 million of equipment under existing operating leases and replacement equipment as certain operating leases expired.
During the first quarter of 2016, KCS repurchased 645,612 shares of common stock for $51.0 million at an average price of $78.94 per share under the $500.0 million share repurchase program announced in May 2015. Since inception of this program, KCS has repurchased 2,779,596 shares of common stock for $245.1 million at an average price of $88.19 per share. Management's assessment of market conditions, available liquidity and other factors will determine the timing and volume of any future repurchases.
During the three months ended March 31, 2016, the Company’s Board of Directors declared quarterly cash dividends on its common stock of $0.33 per share (total of $35.6 million). Subject to the discretion of the Board of Directors, capital availability and a determination that cash dividends continue to be in the best interest of its stockholders, the Company intends to pay a quarterly dividend on an ongoing basis.
During the first quarter of 2016, KCS entered into agreements with certain holders of KCSR and KCSM senior notes to exchange approximately $55.6 million of existing KCSR and KCSM senior notes for new securities issued by KCS with the same interest rates, interest payment dates and maturity dates and substantially identical redemption provisions as the corresponding existing senior note. The KCS senior notes have the same terms (other than the issue date) as the corresponding notes issued by KCS in the exchange offers that closed on December 9, 2015.
For additional discussion of the agreements representing the indebtedness of KCS, see “Note 9, Short-Term Borrowings” and “Note 10, Long-Term Debt” in the “Notes to the Consolidated Financial Statements” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
On March 31, 2016, total available liquidity (the cash balance plus revolving credit facility availability) was $785.2 million, compared to availability at December 31, 2015 of $856.6 million. During October 2016, KCS and KCSM floating rate senior notes totaling $250.0 million will mature. The Company expects to either repay this obligation using available liquidity or refinance this obligation prior to the maturity date.
As of March 31, 2016, the total cash and cash equivalents held outside of the U.S. in foreign subsidiaries was $17.1 million. The Company expects that this cash will be available to fund operations without incurring additional taxes.
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

Cash Flow Information
Summary cash flow data follows (in millions):

	Three Months Ended
	March 31,
	2016	2015
Cash flows provided by (used for):
Operating activities	$160.3	$162.5
Investing activities	(136.5)	(233.8)
Financing activities	(121.2)	(238.3)
Net decrease in cash and cash equivalents	(97.4)	(309.6)
Cash and cash equivalents beginning of year	136.6	348.0
Cash and cash equivalents end of period	$39.2	$38.4
Cash flows from operating activities decreased $2.2 million for the three month period ended March 31, 2016, compared to the same period in 2015. Net cash used for investing activities decreased $97.3 million, compared to the same period in 2015, due to a $55.9 million decrease in capital expenditures and a $49.1 million decrease in expenditures for the purchase or replacement of equipment under existing operating leases. Additional information regarding capital expenditures is provided below. During 2016, net financing cash outflows were $121.2 million due to the repurchase of common stock of $51.0 million, the payment of dividends of $35.8 million, the net repayment of short-term borrowings of $26.2 million and the net repayment of long-term debt of $7.7 million. During 2015, net financing cash outflows were $238.3 million due to the net repayment of short-term borrowings of $237.5 million and the payment of dividends of $31.0 million, partially offset by the net proceeds from long-term debt of $22.7 million.

Capital Expenditures
KCS has funded, and expects to continue to fund capital expenditures with operating cash flows and short and long-term debt.
The following table summarizes capital expenditures by type (in millions):

	Three Months Ended
	March 31,
	2016	2015
Roadway capital program	$75.0	$66.6
Locomotives and freight cars	10.6	62.5
Capacity	10.5	14.1
Positive train control	14.2	5.7
Information technology	2.3	1.9
Other	0.8	2.2
Total capital expenditures (accrual basis)	113.4	153.0
Change in capital accruals	8.7	25.0
Total cash capital expenditures	$122.1	$178.0

Purchase or replacement of equipment under operating leases (accrual basis)	$4.6	$53.7
Change in capital accruals	—	—
Total cash purchase or replacement of equipment under operating leases	$4.6	$53.7
Generally, the Company’s capital program consists of capital replacement and equipment. For 2016, internally generated cash flows and short-term borrowings are expected to fund cash capital expenditures, which are currently estimated to be between $580.0 million and $590.0 million. In addition, the Company periodically reviews its equipment under operating leases. Any additional purchase or replacement of equipment under operating leases during 2016 is expected to be funded with internally generated cash flows and/or short-term debt.

Other Matters
KCSR participates in industry-wide multi-employer bargaining as a member of the National Carriers’ Conference Committee, as well as local bargaining for agreements that are limited to KCSR's property. Approximately 75% of KCSR employees are covered by collective bargaining agreements. Long-term settlements agreements were reached and ratified during 2011 and the first half of 2012 covering all of the participating unions. These agreements were in effect through December 2015, and will remain in effect until new agreements are reached.
KCSM Servicios, S.A. de C.V. (“KCSM Servicios”), a wholly owned subsidiary of KCS, provides employee services to KCSM, and KCSM pays KCSM Servicios market-based rates for these services. KCSM Servicios union employees are covered by one labor agreement, which was signed on April 16, 2012, between KCSM Servicios and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (“Mexican Railroad Union”), for an indefinite period of time, for the purpose of regulating the relationship between the parties. Approximately 80% of KCSM Servicios employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other benefits are subject to negotiation every two years. On April 11, 2015, the compensation terms and all other benefits covering the period from July 1, 2015 through June 30, 2016, were finalized between KCSM Servicios and the Mexican Railroad Union.
Union labor negotiations have not historically resulted in any strike, boycott, or other disruption in the Company’s business operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There was no material change during the quarter from the information set forth in Part II, Item 7A. “Quantitative and Qualitative Disclosure about Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2015.

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
(b) Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
For information related to the Company’s legal proceedings, see Note 10, Commitments and Contingencies under Part I, Item 1 of this quarterly report on Form 10-Q.

Item 1A.	Risk Factors
There were no material changes during the quarter to the Risk Factors disclosed in Item 1A — “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table presents common stock repurchases during each month for the first quarter of 2016:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be purchased under the Plans or Programs (1)
January 1-31, 2016	50,000	$69.92	50,000	$302,339,639
February 1-29, 2016	449,612	$77.98	449,612	$267,277,284
March 1-31, 2016	146,000	$84.99	146,000	$254,868,954
Total	645,612		645,612

(1)
On May 14, 2015, the Company announced that the Board of Directors approved a share repurchase program, pursuant to which up to
$500 million in shares of common stock could be purchased through June 30, 2017.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibits Filed with this Report
10.1	Employment Agreement, dated July 13, 2015, between The Kansas City Southern Railway Company and Brian Hancock, is attached to this Form 10-Q as Exhibit 10.1.

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.1.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.2.

32.1	Principal Executive Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.1.

32.2	Principal Financial Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.2.

101
The following unaudited financial information from Kansas City Southern’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the three months ended March 31, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iii) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (v) the Notes to Consolidated Financial Statements.

Exhibit No.	Description of Exhibits Incorporated by Reference
3.1
Kansas City Southern Bylaws, amended and restated as of March 1, 2016, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on March 1, 2016 (File No. 1-4717), is incorporated herein by reference as Exhibit 3.1.

10.2
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (Employees) under the Kansas City Southern 2008 Stock Option and Performance Award Plan for the 2016 Long-Term Incentive Program, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2016 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.2.

10.3
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (Independent Contractors) under the Kansas City Southern 2008 Stock Option and Performance Award Plan for the 2016 Long-Term Incentive Program, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 25, 2016 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.3.

10.4
Form of Restricted Share Award Agreement (Employees) under the Kansas City Southern 2008 Stock Option and Performance Award Plan for the 2016 Stock Appreciation Incentive Plan, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 25, 2016 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.4.

10.5
Form of Restricted Share Award Agreement (Independent Contractors) under the Kansas City Southern 2008 Stock Option and Performance Award Plan for the 2016 Stock Appreciation Incentive Plan, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 25, 2016 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.

10.6
Employment Agreement, dated February 18, 2015, between The Kansas City Southern Railway Company and Jeffrey M. Songer, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 15, 2016 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.6.

10.7
Kansas City Southern Annual Incentive Plan, as amended and restated as of March 10, 2016, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 15, 2016 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.7.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on April 19, 2016.

Kansas City Southern

/s/ MICHAEL W. UPCHURCH
Michael W. Upchurch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ MARY K. STADLER
Mary K. Stadler
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)