Form 10-Q
period 2016-06-30
KANSAS CITY SOUTHERN
filed 2016-07-19
CIK 54480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	July 12, 2016
Common Stock, $0.01 per share par value	107,983,492 Shares

Kansas City Southern and Subsidiaries
Form 10-Q
June 30, 2016

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Kansas City Southern and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In millions, except share and per share amounts) (Unaudited)
Revenues	$568.5	$585.8	$1,131.2	$1,188.9
Operating expenses:
Compensation and benefits	109.0	108.0	219.1	225.6
Purchased services	53.7	57.0	104.6	115.1
Fuel	61.6	77.5	118.4	158.5
Mexican fuel excise tax credit	(34.0)	—	(34.0)	—
Equipment costs	27.2	29.9	53.9	59.0
Depreciation and amortization	75.7	70.8	150.0	139.3
Materials and other	55.4	55.8	111.4	116.8
Lease termination costs	—	—	—	9.6
Total operating expenses	348.6	399.0	723.4	823.9
Operating income	219.9	186.8	407.8	365.0
Equity in net earnings of affiliates	3.0	5.0	6.9	9.4
Interest expense	(24.4)	(17.7)	(48.0)	(36.3)
Foreign exchange loss	(24.0)	(10.5)	(27.5)	(22.1)
Other expense, net	(0.7)	(1.2)	(0.5)	(2.0)
Income before income taxes	173.8	162.4	338.7	314.0
Income tax expense	53.3	50.2	110.1	100.6
Net income	120.5	112.2	228.6	213.4
Less: Net income attributable to noncontrolling interest	0.4	0.4	0.7	0.8
Net income attributable to Kansas City Southern and subsidiaries	120.1	111.8	227.9	212.6
Preferred stock dividends	—	—	0.1	0.1
Net income available to common stockholders	$120.1	$111.8	$227.8	$212.5

Earnings per share:
Basic earnings per share	$1.12	$1.01	$2.11	$1.93
Diluted earnings per share	$1.11	$1.01	$2.11	$1.92

Average shares outstanding (in thousands):
Basic	107,720	110,334	107,891	110,322
Potentially dilutive common shares	187	181	203	200
Diluted	107,907	110,515	108,094	110,522
See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In millions) (Unaudited)
Net income	$120.5	$112.2	$228.6	$213.4
Other comprehensive loss:
Amortization of prior service credit, net of tax of less than $(0.1) million	—	—	—	(0.1)
Foreign currency translation adjustments, net of tax of $(0.5) million, $(0.2) million, $(0.5) million and $(0.3) million, respectively	(0.6)	(0.2)	(0.7)	(0.5)
Other comprehensive loss	(0.6)	(0.2)	(0.7)	(0.6)
Comprehensive income	119.9	112.0	227.9	212.8
Less: Comprehensive income attributable to noncontrolling interest	0.4	0.4	0.7	0.8
Comprehensive income attributable to Kansas City Southern and subsidiaries	$119.5	$111.6	$227.2	$212.0
See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(In millions, except share and per share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$293.6	$136.6
Accounts receivable, net	176.9	171.9
Materials and supplies	141.2	137.9
Other current assets	112.1	90.6
Total current assets	723.8	537.0
Investments	34.7	34.7
Property and equipment (including concession assets), net	7,847.8	7,705.4
Other assets	71.1	63.9
Total assets	$8,677.4	$8,341.0
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$275.5	$276.1
Short-term borrowings	—	80.0
Accounts payable and accrued liabilities	405.2	401.5
Total current liabilities	680.7	757.6
Long-term debt	2,281.8	2,045.0
Deferred income taxes	1,268.7	1,191.1
Other noncurrent liabilities and deferred credits	114.5	122.6
Total liabilities	4,345.7	4,116.3
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding	6.1	6.1
$.01 par, common stock, 400,000,000 shares authorized; 123,352,185 shares issued; 107,911,597 and 108,461,144 shares outstanding at June 30, 2016 and December 31, 2015, respectively	1.1	1.1
Additional paid-in capital	950.3	947.1
Retained earnings	3,068.5	2,964.7
Accumulated other comprehensive loss	(5.4)	(4.7)
Total stockholders’ equity	4,020.6	3,914.3
Noncontrolling interest	311.1	310.4
Total equity	4,331.7	4,224.7
Total liabilities and equity	$8,677.4	$8,341.0
See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2016	2015
	(In millions) (Unaudited)
Operating activities:
Net income	$228.6	$213.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	150.0	139.3
Deferred income taxes	77.7	54.2
Equity in net earnings of affiliates	(6.9)	(9.4)
Share-based compensation	11.1	8.1
Excess tax benefit from share-based compensation	0.4	(4.4)
Distributions from unconsolidated affiliates	5.0	7.8
Unrealized loss on foreign currency derivative instruments	7.3	22.5
Mexican fuel excise tax credit	(34.0)	—
Changes in working capital items:
Accounts receivable	(5.0)	(11.7)
Materials and supplies	(1.7)	(23.2)
Other current assets	7.4	15.6
Accounts payable and accrued liabilities	(19.7)	(17.7)
Other, net	(1.7)	3.0
Net cash provided by operating activities	418.5	397.5

Investing activities:
Capital expenditures	(258.5)	(360.2)
Purchase or replacement of equipment under operating leases	(5.4)	(61.3)
Property investments in MSLLC	(16.6)	(3.9)
Other, net	(2.8)	(18.1)
Net cash used for investing activities	(283.3)	(443.5)

Financing activities:
Proceeds from short-term borrowings	6,498.7	8,409.6
Repayment of short-term borrowings	(6,579.0)	(8,568.6)
Proceeds from issuance of long-term debt	248.7	40.0
Repayment of long-term debt	(13.0)	(52.3)
Dividends paid	(71.6)	(67.5)
Shares repurchased	(59.2)	(20.6)
Debt costs	(2.6)	—
Excess tax benefit from share-based compensation	(0.4)	4.4
Proceeds from employee stock plans	0.2	3.9
Net cash provided by (used for) financing activities	21.8	(251.1)
Cash and cash equivalents:
Net increase (decrease) during each period	157.0	(297.1)
At beginning of year	136.6	348.0
At end of period	$293.6	$50.9
See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements
For purposes of this report, “KCS” or the “Company” may refer to Kansas City Southern or, as the context requires, to one or more subsidiaries of Kansas City Southern.

1. Basis of Presentation
In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring adjustments) necessary to fairly present the results for interim periods in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three and six months ended June 30, 2016, are not necessarily indicative of the results to be expected for the full year ending December 31, 2016. Certain prior year amounts have been reclassified to conform to the current year presentation.

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
In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. Lessor accounting under the new standard is substantially unchanged. Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required. The new standard will become effective for the Company beginning with the first quarter 2019 and requires a modified retrospective transition approach. Early adoption of the standard is permitted. The Company is currently evaluating the impacts the adoption of this accounting guidance will have on the consolidated financial statements.
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

3. Mexican Fuel Excise Tax Credit
Fuel purchases made in Mexico or the importation of fuel into Mexico is subject to an excise tax. During the second quarter of 2016, the Company determined that it could utilize a credit available under changes in Mexican law for the excise tax included in the price of fuel that is purchased and consumed in locomotives and certain work equipment in Mexico. As a result, the Company recognized a $34.0 million year-to-date benefit during the quarter ended June 30, 2016. Utilization of the credit is limited to the total 2016 Mexico income tax liability and income tax withholding payment obligations of Kansas City Southern de Mexico, S.A. de C.V. (“KCSM”), with no carryforward to future periods.

4. Flooding in the Southeastern United States
In March 2016, flooding in the southeastern United States caused damage to the Company’s track infrastructure and interruptions to the Company’s rail service. During the three months ended June 30, 2016, the Company determined that it would file a claim under its insurance program for property damage, incremental expenses and lost profits caused by this flooding event. Accordingly, during the three months ended June 30, 2016, the Company recognized a receivable for probable insurance recovery of $7.0 million, which offsets the impact of incremental expenses recognized in the first half of 2016. The probable insurance recovery and incremental expenses have been recognized in Materials and other in the Consolidated Statements of Income. The recognition of remaining probable insurance recoveries represents a contingent gain, which will be recognized when all contingencies have been resolved, which generally occurs at the time of final settlement or when nonrefundable cash payments are received. As of the date of this filing, no payments have been received from the insurance program.

5. Earnings Per Share Data
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
The following table reconciles the basic earnings per share computation to the diluted earnings per share computation (in millions, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income available to common stockholders for purposes of computing basic and diluted earnings per share	$120.1	$111.8	$227.8	$212.5
Weighted-average number of shares outstanding (in thousands):
Basic shares	107,720	110,334	107,891	110,322
Effect of dilution	187	181	203	200
Diluted shares	107,907	110,515	108,094	110,522
Earnings per share:
Basic earnings per share	$1.12	$1.01	$2.11	$1.93
Diluted earnings per share	$1.11	$1.01	$2.11	$1.92

Potentially dilutive shares excluded from the calculation (in thousands):

Stock options excluded as their inclusion would be anti-dilutive	48	125	185	74

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

6. Property and Equipment (including Concession Assets)
Property and equipment, including concession assets, and related accumulated depreciation and amortization are summarized below (in millions):

	June 30, 2016	December 31, 2015
Land	$217.2	$218.1
Concession land rights	141.2	141.2
Road property	7,015.0	6,784.3
Equipment	2,354.8	2,326.1
Technology and other	163.6	159.3
Construction in progress	189.4	184.7
Total property	10,081.2	9,813.7
Accumulated depreciation and amortization	2,233.4	2,108.3
Property and equipment (including concession assets), net	$7,847.8	$7,705.4
Concession assets, net of accumulated amortization of $573.0 million and $538.0 million, totaled $2,110.9 million and $2,070.5 million at June 30, 2016 and December 31, 2015, respectively.

7. Fair Value Measurements
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
The Company’s derivative financial instruments are measured at fair value on a recurring basis and consist of foreign currency forward and option contracts, which are classified as Level 2 valuations. The Company determines the fair value of its derivative financial instrument positions based upon pricing models using inputs observed from actively quoted markets and also takes into consideration the contract terms as well as other inputs, including market currency exchange rates and in the case of option contracts, volatility, the risk-free interest rate and the time to expiration. The fair value of the foreign currency derivative instruments was a liability of $7.3 million and $46.0 million at June 30, 2016 and December 31, 2015, respectively.
The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings. The carrying value of the short-term financial instruments approximates their fair value.
The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $2,697.8 million and $2,287.5 million at June 30, 2016 and December 31, 2015, respectively. The carrying value was $2,557.3 million and $2,321.1 million at June 30, 2016 and December 31, 2015, respectively. If the Company’s debt were measured at fair value, the fair value measurements of the individual debt instruments would have been classified as either Level 1 or Level 2 in the fair value hierarchy.

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
Credit Risk. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages this risk by limiting its counterparties to large financial institutions which meet the Company’s credit rating standards and have an established banking relationship with the Company. As of June 30, 2016, the Company did not expect any losses as a result of default of its counterparties.
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
In the first quarter of 2016, the Company entered into foreign currency forward contracts with an aggregate notional amount of $400.0 million. Contracts with an aggregate notional amount of $60.0 million matured on April 29, 2016 and obligated the Company to purchase a total of Ps.1,057.3 million at a weighted-average exchange rate of Ps.17.62 to each U.S. dollar. During April 2016, the Company entered into offsetting contracts with an aggregate notional amount of $60.7 million. These offsetting contracts matured on April 29, 2016, and obligated the Company to sell a total of Ps.1,057.3 million at a weighted-average exchange rate of Ps.17.41 to each U.S. dollar. The remaining contracts will mature on January 17, 2017 and obligate the Company to purchase a total of Ps.6,207.7 million at a weighted-average exchange rate of Ps.18.26 to each U.S. dollar.
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
During 2015, the Company also entered into several foreign currency option contracts known as zero-cost collars. These contracts involved the Company’s purchase of a Mexican peso call option and a simultaneous sale of a Mexican peso put option, with equivalent U.S. dollar notional amounts for each option and no net cash premium paid by the Company. During January 2016, zero-cost collar contracts with an aggregate notional amount of $80.0 million matured, resulting in a cash payment of $10.1 million. As of June 30, 2016, there were no outstanding zero-cost collar contracts.
The Company has not designated any of the foreign currency derivative contracts as hedging instruments for accounting purposes. The Company measures the foreign currency derivative contracts at fair value each period and recognizes any change in fair value in foreign exchange loss within the consolidated statements of income.
 The following table presents the fair value of derivative instruments included in the consolidated balance sheets (in millions):

	Derivative Liabilities
	Balance Sheet Location	June 30, 2016	December 31, 2015
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued liabilities	$7.3	$39.8
Foreign currency zero-cost collar contracts	Accounts payable and accrued liabilities	—	6.2
Total derivative liabilities		$7.3	$46.0

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The following table presents the effects of derivative instruments on the consolidated statements of income (in millions):

	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2016	2015	2016	2015
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Foreign exchange loss	$(18.0)	$(6.9)	$(15.8)	$(16.3)
Foreign currency zero-cost collar contracts	Foreign exchange loss	—	(2.4)	(3.9)	(3.1)
Total		$(18.0)	$(9.3)	$(19.7)	$(19.4)

9. Short-Term Borrowings
Commercial Paper. The Company’s commercial paper program generally serves as the primary means of short-term funding. As of June 30, 2016, KCS had no commercial paper outstanding. As of December 31, 2015, KCS had $80.0 million of commercial paper outstanding at a weighted-average interest rate of 1.072%.

10. Long-Term Debt
Senior Notes
On May 16, 2016, KCS issued $250.0 million principal amount of senior unsecured notes due June 1, 2026 (the “3.125% Senior Notes”), which bear interest semiannually at a fixed annual rate of 3.125%. The 3.125% Senior Notes were issued at a discount to par value, resulting in a $1.3 million discount and a yield to maturity of 3.185%. The net proceeds from the offering were used to repay the outstanding commercial paper issued by KCS and for other general corporate purposes. The 3.125% Senior Notes are redeemable at the issuer’s option, in whole or in part, at any time, by paying the greater of either 100% of the principal amount to be redeemed and a formula price based on interest rates prevailing at the time of redemption and time remaining to maturity.
The 3.125% Senior Notes include certain covenants which are customary for this type of debt instrument issued by borrowers with similar credit ratings. The 3.125% Senior Notes are unsecured and unsubordinated obligations of the Company and are unconditionally guaranteed, jointly and severally, by The Kansas City Southern Railway Company (“KCSR”) and each current and future domestic subsidiary of KCS that guarantees the KCS revolving credit facility or certain other debt of KCS or a note guarantor.
Debt Exchange
During the first quarter of 2016, KCS entered into agreements with certain holders of KCSR and KCSM senior notes (collectively, the “Existing Notes”) to exchange Existing Notes for new securities issued by KCS. Each KCS note issued in exchange for an Existing Note has the same interest rate, interest payment dates and maturity date and substantially identical redemption provisions as the corresponding Existing Note. The KCS notes have the same terms (other than the issue date) as the corresponding notes issued by KCS in the exchange offers that closed on December 9, 2015. The following table summarizes the outstanding notes that were exchanged on March 29, 2016 (in millions):

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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

11. Equity
The following tables summarize the changes in equity (in millions):

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity
Beginning balance	$3,941.4	$310.7	$4,252.1	$3,829.5	$309.0	$4,138.5
Net income	120.1	0.4	120.5	111.8	0.4	112.2
Other comprehensive loss	(0.6)	—	(0.6)	(0.2)	—	(0.2)
Dividends on common stock	(35.6)	—	(35.6)	(36.5)	—	(36.5)
Share repurchases	(8.2)	—	(8.2)	(20.6)	—	(20.6)
Options exercised and stock subscribed, net of shares withheld for employee taxes	(1.4)	—	(1.4)	(0.4)	—	(0.4)
Excess tax benefit from share-based compensation	(0.1)	—	(0.1)	0.8	—	0.8
Share-based compensation	5.0	—	5.0	3.7	—	3.7
Ending balance	$4,020.6	$311.1	$4,331.7	$3,888.1	$309.4	$4,197.5

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity
Beginning balance	$3,914.3	$310.4	$4,224.7	$3,755.5	$308.6	$4,064.1
Net income	227.9	0.7	228.6	212.6	0.8	213.4
Other comprehensive loss	(0.7)	—	(0.7)	(0.6)	—	(0.6)
Dividends on common stock	(71.2)	—	(71.2)	(72.9)	—	(72.9)
Dividends on $25 par preferred stock	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Share repurchases	(59.2)	—	(59.2)	(20.6)	—	(20.6)
Options exercised and stock subscribed, net of shares withheld for employee taxes	(1.1)	—	(1.1)	1.7	—	1.7
Excess tax benefit from share-based compensation	(0.4)	—	(0.4)	4.4	—	4.4
Share-based compensation	11.1	—	11.1	8.1	—	8.1
Ending balance	$4,020.6	$311.1	$4,331.7	$3,888.1	$309.4	$4,197.5
Share Repurchase Program
In May 2015, the Company announced a share repurchase program of up to $500.0 million, which expires on June 30, 2017. Management's assessment of market conditions, available liquidity and other factors will determine the timing and volume of repurchases. Share repurchases are expected to be funded by cash on hand, cash generated from operations and debt. During the three months ended June 30, 2016, KCS repurchased 85,000 shares of common stock for $8.2 million at an average price of $97.29 per share. Since inception of this program, KCS has repurchased 2,864,596 shares of common stock for $253.4 million at an average price of $88.46 per share. The excess of repurchase price over par value is allocated between additional paid-in capital and retained earnings.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Cash Dividends on Common Stock
On May 6, 2016, the Company’s Board of Directors declared a cash dividend of $0.330 per share payable on July 6, 2016, to common stockholders of record as of June 13, 2016. The aggregate amount of the dividends declared for the three and six months ended June 30, 2016 was $35.6 million and $71.2 million, respectively.
The following table presents the amount of cash dividends declared per common share by the Company’s Board of Directors:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Cash dividends declared per common share	$0.330	$0.330	$0.660	$0.660

12. Commitments and Contingencies
Concession Duty. Under KCSM’s 50-year railroad concession from the Mexican government (the “Concession”), which would expire in 2047 unless extended, KCSM pays concession duty expense of 1.25% of gross revenues. For the three and six months ended June 30, 2016, the concession duty expense, which is recorded within materials and other in operating expenses, was $3.7 million and $7.3 million, respectively, compared to $3.9 million and $7.7 million for the same periods in 2015.
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Personal Injury. The Company’s personal injury liability is based on semi-annual actuarial studies performed on an undiscounted basis by an independent third party actuarial firm and reviewed by management. This liability is based on personal injury claims filed and an estimate of claims incurred but not yet reported. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Adjustments to the liability are reflected within operating expenses in the period in which changes to estimates are known. Personal injury claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The personal injury liability as of June 30, 2016, was based on an updated actuarial study of personal injury claims through May 31, 2016, and review of the June 2016 experience.
The personal injury liability activity was as follows (in millions):

	Six Months Ended June 30,
	2016	2015
Balance at beginning of year	$23.9	$29.3
Accruals	2.4	4.4
Change in estimate	(0.6)	(3.5)
Payments	(2.0)	(3.2)
Balance at end of period	$23.7	$27.0
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
In the first quarter of 2016, KCSM and Ferromex executed a settlement agreement resolving amounts payable to each other for trackage rights and switching services for periods beginning in 1998 through December 31, 2009, and for interline services for periods beginning in 1998 through February 8, 2010. Under this settlement agreement, KCSM and Ferromex also agreed to terminate all related administrative proceedings. This settlement agreement did not have a significant effect on the consolidated financial statements.
Tax Contingencies. Tax returns filed in the U.S. for periods after 2011 and in Mexico for periods after 2008 for KCSM and after 2009 for companies other than KCSM remain open to examination by the taxing authorities. An Internal Revenue Service (the “IRS”) examination has been completed and settled for the 2012 U.S. federal tax return. The Servicio de Administración Tributaria (the “SAT”), the Mexican equivalent of the IRS, is currently examining the KCSM 2009, 2010 and 2011 Mexico tax returns and the 2013 Mexico tax return of KCSM Servicios, S.A. de C.V. (“KCSM Servicios”), a wholly-owned subsidiary of KCS. An SAT examination has been completed during the quarter without adjustment for the 2012 Mexico tax return of KCSM Servicios. The Company is litigating a Value Added Tax (“VAT”) audit assessment from the SAT for KCSM for the year ended December 31, 2005. While the outcome of this matter cannot be predicted with certainty, the Company does not believe, when resolved, that this dispute will have a material effect on its consolidated financial statements. However, an unexpected adverse resolution could have a material effect on the consolidated financial statements in a particular quarter or fiscal year.
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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
Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness or further weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and its operating results. If the financial condition of the Company’s customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate at June 30, 2016.
Panama Canal Railway Company (“PCRC”) Guarantees and Indemnities. At June 30, 2016, the Company had issued and outstanding $5.3 million under a standby letter of credit to fulfill its obligation to fund fifty percent of the debt service reserve and liquidity reserve established by PCRC in connection with the issuance of the 7.0% Senior Secured Notes due November 1, 2026 (the “PCRC Notes”). Additionally, KCS has pledged its shares of PCRC as security for the PCRC Notes.

13. Geographic Information
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
The following tables provide information by geographic area (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues	2016	2015	2016	2015
U.S.	$286.8	$287.4	$579.1	$599.3
Mexico	281.7	298.4	552.1	589.6
Total revenues	$568.5	$585.8	$1,131.2	$1,188.9

Property and equipment (including concession assets), net			June 30, 2016	December 31, 2015
U.S.			$4,774.8	$4,642.6
Mexico			3,073.0	3,062.8
Total property and equipment (including concession assets), net			$7,847.8	$7,705.4

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

14. Condensed Consolidating Financial Information
Pursuant to Securities and Exchange Commission (“SEC”) Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered”, the Company is required to provide condensed consolidating financial information for issuers of certain of its senior notes that are guaranteed. During 2015 and the first quarter of 2016, the Company completed a debt exchange whereby current holders of KCSR notes exchanged their notes for new KCS notes. As such, condensed consolidating financial information is presented with KCS as issuer of the new KCS notes and the 3.125% Senior Notes and with KCSR as issuer of the remaining Existing Notes that were not exchanged.
As of June 30, 2016, KCS had outstanding $244.8 million principal amount of Floating Rate Senior Notes due October 28, 2016, $257.3 million principal amount of 2.35% Senior Notes due May 15, 2020, $439.1 million principal amount of 3.00% Senior Notes due May 15, 2023, $199.2 million principal amount of 3.85% Senior Notes due November 15, 2023, $250.0 million principal amount of 3.125% Senior Notes due June 1, 2026, $448.7 million principal amount of 4.30% Senior Notes due May 15, 2043 and $499.2 million principal amount of 4.95% Senior Notes due August 15, 2045, which are unsecured obligations of KCS, and are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCSR and certain wholly-owned domestic subsidiaries of KCS.
The 3.125% Senior Notes were registered under KCS’s shelf registration statement filed and automatically effective as of November 20, 2014. The Company filed a registration statement on Form S-4 with the SEC in connection with an exchange offer with respect to the remaining KCS notes, which was declared effective on June 27, 2016. As a result, the Company is providing the following condensed consolidating financial information (in millions).

Condensed Consolidating Statements of Comprehensive Income - KCS Notes

	Three Months Ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$260.8	$312.2	$(4.5)	$568.5
Operating expenses	1.7	170.5	180.9	(4.5)	348.6
Operating income (loss)	(1.7)	90.3	131.3	—	219.9
Equity in net earnings of affiliates	113.5	1.5	2.6	(114.6)	3.0
Interest expense	(20.5)	(21.0)	(15.4)	32.5	(24.4)
Foreign exchange loss	—	—	(24.0)	—	(24.0)
Other income (expense), net	27.7	(0.2)	3.9	(32.1)	(0.7)
Income before income taxes	119.0	70.6	98.4	(114.2)	173.8
Income tax expense (benefit)	(1.1)	27.5	26.9	—	53.3
Net income	120.1	43.1	71.5	(114.2)	120.5
Less: Net income attributable to noncontrolling interest	—	0.4	—	—	0.4
Net income attributable to Kansas City Southern and subsidiaries	120.1	42.7	71.5	(114.2)	120.1
Other comprehensive loss	(0.6)	—	(1.2)	1.2	(0.6)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$119.5	$42.7	$70.3	$(113.0)	$119.5

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Comprehensive Income - KCS Notes—(Continued)

	Three Months Ended June 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$260.7	$329.7	$(4.6)	$585.8
Operating expenses	1.8	189.8	212.0	(4.6)	399.0
Operating income (loss)	(1.8)	70.9	117.7	—	186.8
Equity in net earnings of affiliates	107.4	1.6	4.5	(108.5)	5.0
Interest expense	(0.1)	(19.5)	(9.5)	11.4	(17.7)
Foreign exchange loss	—	—	(10.5)	—	(10.5)
Other income (expense), net	11.4	(1.2)	—	(11.4)	(1.2)
Income before income taxes	116.9	51.8	102.2	(108.5)	162.4
Income tax expense	5.1	19.7	25.4	—	50.2
Net income	111.8	32.1	76.8	(108.5)	112.2
Less: Net income attributable to noncontrolling interest	—	0.4	—	—	0.4
Net income attributable to Kansas City Southern and subsidiaries	111.8	31.7	76.8	(108.5)	111.8
Other comprehensive loss	(0.2)	—	(0.4)	0.4	(0.2)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$111.6	$31.7	$76.4	$(108.1)	$111.6

	Six Months Ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$527.6	$612.6	$(9.0)	$1,131.2
Operating expenses	2.8	370.4	359.2	(9.0)	723.4
Operating income (loss)	(2.8)	157.2	253.4	—	407.8
Equity in net earnings of affiliates	217.2	3.0	6.0	(219.3)	6.9
Interest expense	(39.4)	(42.6)	(29.9)	63.9	(48.0)
Foreign exchange loss	—	—	(27.5)	—	(27.5)
Other income, net	52.8	0.1	9.8	(63.2)	(0.5)
Income before income taxes	227.8	117.7	211.8	(218.6)	338.7
Income tax expense (benefit)	(0.1)	46.0	64.2	—	110.1
Net income	227.9	71.7	147.6	(218.6)	228.6
Less: Net income attributable to noncontrolling interest	—	0.7	—	—	0.7
Net income attributable to Kansas City Southern and subsidiaries	227.9	71.0	147.6	(218.6)	227.9
Other comprehensive loss	(0.7)	—	(1.3)	1.3	(0.7)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$227.2	$71.0	$146.3	$(217.3)	$227.2

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Comprehensive Income - KCS Notes—(Continued)

	Six Months Ended June 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$544.7	$653.5	$(9.3)	$1,188.9
Operating expenses	3.0	391.6	438.6	(9.3)	823.9
Operating income (loss)	(3.0)	153.1	214.9	—	365.0
Equity in net earnings of affiliates	199.2	3.2	8.5	(201.5)	9.4
Interest expense	(0.1)	(39.7)	(20.0)	23.5	(36.3)
Foreign exchange loss	—	—	(22.1)	—	(22.1)
Other income (expense), net	23.4	(1.8)	(0.1)	(23.5)	(2.0)
Income before income taxes	219.5	114.8	181.2	(201.5)	314.0
Income tax expense	6.9	43.8	49.9	—	100.6
Net income	212.6	71.0	131.3	(201.5)	213.4
Less: Net income attributable to noncontrolling interest	—	0.8	—	—	0.8
Net income attributable to Kansas City Southern and subsidiaries	212.6	70.2	131.3	(201.5)	212.6
Other comprehensive loss	(0.6)	—	(0.8)	0.8	(0.6)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$212.0	$70.2	$130.5	$(200.7)	$212.0

Condensed Consolidating Balance Sheets - KCS Notes

	June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$487.7	$410.4	$321.0	$(495.3)	$723.8
Investments	—	3.9	30.8	—	34.7
Investments in consolidated subsidiaries	3,319.9	482.0	—	(3,801.9)	—
Property and equipment (including concession assets), net	—	4,026.2	3,822.4	(0.8)	7,847.8
Other assets	1,770.9	44.6	255.0	(1,999.4)	71.1
Total assets	$5,578.5	$4,967.1	$4,429.2	$(6,297.4)	$8,677.4
Liabilities and equity:
Current liabilities	$(550.0)	$1,290.7	$436.1	$(496.1)	$680.7
Long-term debt	2,062.7	1,178.4	1,040.1	(1,999.4)	2,281.8
Deferred income taxes	30.9	1,042.0	195.8	—	1,268.7
Other liabilities	3.9	90.0	20.6	—	114.5
Stockholders’ equity	4,031.0	1,054.9	2,736.6	(3,801.9)	4,020.6
Noncontrolling interest	—	311.1	—	—	311.1
Total liabilities and equity	$5,578.5	$4,967.1	$4,429.2	$(6,297.4)	$8,677.4

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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Cash Flows - KCS Notes

	Six Months Ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$109.4	$250.8	$161.7	$(103.4)	$418.5
Investing activities:
Capital expenditures	—	(175.0)	(83.5)	—	(258.5)
Purchase or replacement of equipment under operating leases	—	(5.4)	—	—	(5.4)
Property investments in MSLLC	—	—	(16.6)	—	(16.6)
Proceeds from repayment of loans to affiliates	6,695.4	—	—	(6,695.4)	—
Loans to affiliates	(6,742.2)	—	—	6,742.2	—
Contribution to consolidated affiliates	(97.2)	(0.3)	—	97.5	—
Other investing activities	—	(5.2)	2.4	—	(2.8)
Net cash used	(144.0)	(185.9)	(97.7)	144.3	(283.3)
Financing activities:
Proceeds from short-term borrowings	6,498.7	243.5	—	(243.5)	6,498.7
Repayment of short-term borrowings	(6,579.0)	—	—	—	(6,579.0)
Proceeds from issuance of long-term debt	248.7	—	—	—	248.7
Dividends paid	(71.6)	—	(101.7)	101.7	(71.6)
Shares repurchased	(59.2)	—	—	—	(59.2)
Proceeds from loans from affiliates	—	6,498.7	—	(6,498.7)	—
Repayment of loans from affiliates	—	(6,695.4)	—	6,695.4	—
Contribution from affiliates	—	96.9	0.6	(97.5)	—
Other financing activities	(2.6)	(1.8)	(13.1)	1.7	(15.8)
Net cash provided (used)	35.0	141.9	(114.2)	(40.9)	21.8
Cash and cash equivalents:
Net increase (decrease)	0.4	206.8	(50.2)	—	157.0
At beginning of year	0.2	10.2	126.2	—	136.6
At end of period	$0.6	$217.0	$76.0	$—	$293.6

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Cash Flows - KCS Notes—(Continued)

	Six Months Ended June 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$16.0	$112.8	$278.5	$(9.8)	$397.5
Investing activities:
Capital expenditures	—	(209.8)	(150.4)	—	(360.2)
Purchase or replacement of equipment under operating leases	—	—	(61.3)	—	(61.3)
Property investments in MSLLC	—	—	(3.9)	—	(3.9)
Proceeds from repayment of loans to affiliates	64.1	—	—	(64.1)	—
Other investing activities	(0.4)	(2.7)	(15.8)	0.8	(18.1)
Net cash provided (used)	63.7	(212.5)	(231.4)	(63.3)	(443.5)
Financing activities:
Proceeds from short-term borrowings	—	8,409.6	—	—	8,409.6
Repayment of short-term borrowings	—	(8,268.6)	(300.0)	—	(8,568.6)
Proceeds from issuance of long-term debt	—	—	40.0	—	40.0
Repayment of long-term debt	—	(1.7)	(50.6)	—	(52.3)
Dividends paid	(67.5)	—	(9.8)	9.8	(67.5)
Shares repurchased	(20.6)	—	—	—	(20.6)
Repayment of loans from affiliates	—	(64.1)	—	64.1	—
Other financing activities	8.3	0.4	0.4	(0.8)	8.3
Net cash provided (used)	(79.8)	75.6	(320.0)	73.1	(251.1)
Cash and cash equivalents:
Net decrease	(0.1)	(24.1)	(272.9)	—	(297.1)
At beginning of year	0.2	29.5	318.3	—	348.0
At end of period	$0.1	$5.4	$45.4	$—	$50.9

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

As of June 30, 2016, KCSR had outstanding $0.8 million principal amount of 3.85% Senior Notes due November 15, 2023, $1.3 million principal amount of 4.30% Senior Notes due May 15, 2043 and $0.8 million principal amount of 4.95% Senior Notes due August 15, 2045 (collectively, the “KCSR Notes”) which are unsecured obligations of KCSR, and are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCS and certain wholly-owned domestic subsidiaries. The 4.95% Senior Notes were registered under KCS’s shelf registration filed and automatically effective as of November 20, 2014. KCSR filed a registration statement on Form S-4 with the SEC in connection with an exchange offer with respect to the 3.85% Senior Notes and 4.30% Senior Notes, which was declared effective on May 28, 2014. As a result, the Company is providing the following condensed consolidating financial information (in millions).

Condensed Consolidating Statements of Comprehensive Income - KCSR Notes

	Three Months Ended June 30, 2016
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$254.7	$11.3	$312.2	$(9.7)	$568.5
Operating expenses	1.7	165.9	9.8	180.9	(9.7)	348.6
Operating income (loss)	(1.7)	88.8	1.5	131.3	—	219.9
Equity in net earnings of affiliates	113.5	0.2	1.1	2.6	(114.4)	3.0
Interest expense	(20.5)	(21.0)	—	(15.4)	32.5	(24.4)
Foreign exchange loss	—	—	—	(24.0)	—	(24.0)
Other income (expense), net	27.7	(0.2)	—	3.9	(32.1)	(0.7)
Income before income taxes	119.0	67.8	2.6	98.4	(114.0)	173.8
Income tax expense (benefit)	(1.1)	26.5	1.0	26.9	—	53.3
Net income	120.1	41.3	1.6	71.5	(114.0)	120.5
Less: Net income attributable to noncontrolling interest	—	—	0.4	—	—	0.4
Net income attributable to Kansas City Southern and subsidiaries	120.1	41.3	1.2	71.5	(114.0)	120.1
Other comprehensive loss	(0.6)	—	—	(1.2)	1.2	(0.6)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$119.5	$41.3	$1.2	$70.3	$(112.8)	$119.5

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Comprehensive Income - KCSR Notes—(Continued)

	Three Months Ended June 30, 2015
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$254.7	$10.9	$329.7	$(9.5)	$585.8
Operating expenses	1.8	185.3	9.4	212.0	(9.5)	399.0
Operating income (loss)	(1.8)	69.4	1.5	117.7	—	186.8
Equity in net earnings of affiliates	107.4	0.1	1.1	4.5	(108.1)	5.0
Interest expense	(0.1)	(19.5)	—	(9.5)	11.4	(17.7)
Foreign exchange loss	—	—	—	(10.5)	—	(10.5)
Other income (expense), net	11.4	(1.2)	—	—	(11.4)	(1.2)
Income before income taxes	116.9	48.8	2.6	102.2	(108.1)	162.4
Income tax expense	5.1	18.7	1.0	25.4	—	50.2
Net income	111.8	30.1	1.6	76.8	(108.1)	112.2
Less: Net income attributable to noncontrolling interest	—	—	0.4	—	—	0.4
Net income attributable to Kansas City Southern and subsidiaries	111.8	30.1	1.2	76.8	(108.1)	111.8
Other comprehensive loss	(0.2)	—	—	(0.4)	0.4	(0.2)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$111.6	$30.1	$1.2	$76.4	$(107.7)	$111.6

	Six Months Ended June 30, 2016
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$515.3	$22.1	$612.6	$(18.8)	$1,131.2
Operating expenses	2.8	361.5	18.7	359.2	(18.8)	723.4
Operating income (loss)	(2.8)	153.8	3.4	253.4	—	407.8
Equity in net earnings of affiliates	217.2	0.3	2.1	6.0	(218.7)	6.9
Interest expense	(39.4)	(42.6)	—	(29.9)	63.9	(48.0)
Foreign exchange loss	—	—	—	(27.5)	—	(27.5)
Other income, net	52.8	0.1	—	9.8	(63.2)	(0.5)
Income before income taxes	227.8	111.6	5.5	211.8	(218.0)	338.7
Income tax expense (benefit)	(0.1)	43.6	2.4	64.2	—	110.1
Net income	227.9	68.0	3.1	147.6	(218.0)	228.6
Less: Net income attributable to noncontrolling interest	—	—	0.7	—	—	0.7
Net income attributable to Kansas City Southern and subsidiaries	227.9	68.0	2.4	147.6	(218.0)	227.9
Other comprehensive loss	(0.7)	—	—	(1.3)	1.3	(0.7)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$227.2	$68.0	$2.4	$146.3	$(216.7)	$227.2

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Comprehensive Income - KCSR Notes—(Continued)

	Six Months Ended June 30, 2015
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$532.8	$20.9	$653.5	$(18.3)	$1,188.9
Operating expenses	3.0	382.5	18.1	438.6	(18.3)	823.9
Operating income (loss)	(3.0)	150.3	2.8	214.9	—	365.0
Equity in net earnings of affiliates	199.2	0.3	2.3	8.5	(200.9)	9.4
Interest expense	(0.1)	(39.7)	—	(20.0)	23.5	(36.3)
Foreign exchange loss	—	—	—	(22.1)	—	(22.1)
Other income (expense), net	23.4	(1.8)	—	(0.1)	(23.5)	(2.0)
Income before income taxes	219.5	109.1	5.1	181.2	(200.9)	314.0
Income tax expense	6.9	41.8	2.0	49.9	—	100.6
Net income	212.6	67.3	3.1	131.3	(200.9)	213.4
Less: Net income attributable to noncontrolling interest	—	—	0.8	—	—	0.8
Net income attributable to Kansas City Southern and subsidiaries	212.6	67.3	2.3	131.3	(200.9)	212.6
Other comprehensive loss	(0.6)	—	—	(0.8)	0.8	(0.6)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$212.0	$67.3	$2.3	$130.5	$(200.1)	$212.0

Condensed Consolidating Balance Sheets - KCSR Notes

	June 30, 2016
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$487.7	$405.7	$5.5	$321.0	$(496.1)	$723.8
Investments	—	3.9	—	30.8	—	34.7
Investments in consolidated subsidiaries	3,319.9	(8.2)	480.0	—	(3,791.7)	—
Property and equipment (including concession assets), net	—	3,843.1	183.1	3,822.4	(0.8)	7,847.8
Other assets	1,770.9	44.5	—	255.0	(1,999.3)	71.1
Total assets	$5,578.5	$4,289.0	$668.6	$4,429.2	$(6,287.9)	$8,677.4
Liabilities and equity:
Current liabilities	$(550.0)	$1,192.9	$98.6	$436.1	$(496.9)	$680.7
Long-term debt	2,062.7	1,178.3	0.1	1,040.1	(1,999.4)	2,281.8
Deferred income taxes	30.9	905.0	137.0	195.8	—	1,268.7
Other liabilities	3.9	89.9	0.1	20.6	—	114.5
Stockholders’ equity	4,031.0	922.9	121.7	2,736.6	(3,791.6)	4,020.6
Noncontrolling interest	—	—	311.1	—	—	311.1
Total liabilities and equity	$5,578.5	$4,289.0	$668.6	$4,429.2	$(6,287.9)	$8,677.4

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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Cash Flows - KCSR Notes

	Six Months Ended June 30, 2016
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$109.4	$250.2	$0.5	$161.7	$(103.3)	$418.5
Investing activities:
Capital expenditures	—	(174.6)	(0.4)	(83.5)	—	(258.5)
Purchase or replacement of equipment under operating leases	—	(5.4)	—	—	—	(5.4)
Property investments in MSLLC	—	—	—	(16.6)	—	(16.6)
Proceeds from repayment of loans to affiliates	6,695.4	—	—	—	(6,695.4)	—
Loans to affiliates	(6,742.2)	—	—	—	6,742.2	—
Contribution to consolidated affiliates	(97.2)	—	(0.3)	—	97.5	—
Other investing activities	—	(5.2)	—	2.4	—	(2.8)
Net cash used	(144.0)	(185.2)	(0.7)	(97.7)	144.3	(283.3)
Financing activities:
Proceeds from short-term borrowings	6,498.7	243.5	—	—	(243.5)	6,498.7
Repayment of short-term borrowings	(6,579.0)	—	—	—	—	(6,579.0)
Proceeds from issuance of long-term debt	248.7	—	—	—	—	248.7
Dividends paid	(71.6)	—	—	(101.7)	101.7	(71.6)
Shares repurchased	(59.2)	—	—	—	—	(59.2)
Proceeds from loans from affiliates	—	6,498.7	—	—	(6,498.7)	—
Repayment of loans from affiliates	—	(6,695.4)	—	—	6,695.4	—
Contribution from affiliates	—	96.7	0.3	0.6	(97.6)	—
Other financing activities	(2.6)	(1.7)	(0.1)	(13.1)	1.7	(15.8)
Net cash provided (used)	35.0	141.8	0.2	(114.2)	(41.0)	21.8
Cash and cash equivalents:
Net increase (decrease)	0.4	206.8	—	(50.2)	—	157.0
At beginning of year	0.2	10.1	0.1	126.2	—	136.6
At end of period	$0.6	$216.9	$0.1	$76.0	$—	$293.6

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Cash Flows - KCSR Notes—(Continued)

	Six Months Ended June 30, 2015
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$16.0	$112.2	$0.6	$278.5	$(9.8)	$397.5
Investing activities:
Capital expenditures	—	(208.9)	(0.9)	(150.4)	—	(360.2)
Purchase or replacement of equipment under operating leases	—	—	—	(61.3)	—	(61.3)
Property investments in MSLLC	—	—	—	(3.9)	—	(3.9)
Proceeds from repayment of loans to affiliates	64.1	—	—	—	(64.1)	—
Other investing activities	(0.4)	(2.3)	(0.4)	(15.8)	0.8	(18.1)
Net cash provided (used)	63.7	(211.2)	(1.3)	(231.4)	(63.3)	(443.5)
Financing activities:
Proceeds from short-term borrowings	—	8,409.6	—	—	—	8,409.6
Repayment of short-term borrowings	—	(8,268.6)	—	(300.0)	—	(8,568.6)
Proceeds from issuance of long-term debt	—	—	—	40.0	—	40.0
Repayment of long-term debt	—	(1.6)	(0.1)	(50.6)	—	(52.3)
Dividends paid	(67.5)	—	—	(9.8)	9.8	(67.5)
Shares repurchased	(20.6)	—	—	—	—	(20.6)
Repayment of loans from affiliates	—	(64.1)	—	—	64.1	—
Other financing activities	8.3	—	0.4	0.4	(0.8)	8.3
Net cash provided (used)	(79.8)	75.3	0.3	(320.0)	73.1	(251.1)
Cash and cash equivalents:
Net decrease	(0.1)	(23.7)	(0.4)	(272.9)	—	(297.1)
At beginning of year	0.2	29.0	0.5	318.3	—	348.0
At end of period	$0.1	$5.3	$0.1	$45.4	$—	$50.9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Second Quarter Analysis
Revenues decreased 3% for the three months ended June 30, 2016, as compared to the same period in 2015, due to a 3% decrease in revenue per carload/unit as a result of the weakening of the Mexican peso against the U.S. dollar and lower fuel surcharge, partially offset by positive pricing impacts.
Operating expenses decreased $50.4 million during the three months ended June 30, 2016, as compared to the same period in 2015, due to a $34.0 million year-to-date Mexican fuel excise tax credit recognized in the second quarter of 2016, the weakening of the Mexican peso against the U.S. dollar and lower fuel prices. Expense reductions resulting from the weakening Mexican peso and lower fuel prices generally offset the revenue reductions driven by these same macroeconomic factors. Operating expenses as a percentage of revenues was 61.3% for the three months ended June 30, 2016, compared to 68.1% for the same period in 2015.
The Company reported quarterly earnings of $1.11 per diluted share on consolidated net income of $120.1 million for the three months ended June 30, 2016, compared to earnings of $1.01 per diluted share on consolidated net income of $111.8 million for the same period in 2015.

Results of Operations
The following summarizes KCS’s consolidated income statement components (in millions):

	Three Months Ended		Change
	June 30,
	2016	2015
Revenues	$568.5	$585.8	$(17.3)
Operating expenses	348.6	399.0	(50.4)
Operating income	219.9	186.8	33.1
Equity in net earnings of affiliates	3.0	5.0	(2.0)
Interest expense	(24.4)	(17.7)	(6.7)
Foreign exchange loss	(24.0)	(10.5)	(13.5)
Other expense, net	(0.7)	(1.2)	0.5
Income before income taxes	173.8	162.4	11.4
Income tax expense	53.3	50.2	3.1
Net income	120.5	112.2	8.3
Less: Net income attributable to noncontrolling interest	0.4	0.4	—
Net income attributable to Kansas City Southern and subsidiaries	$120.1	$111.8	$8.3

	Six Months Ended		Change
	June 30,
	2016	2015
Revenues	$1,131.2	$1,188.9	$(57.7)
Operating expenses	723.4	823.9	(100.5)
Operating income	407.8	365.0	42.8
Equity in net earnings of affiliates	6.9	9.4	(2.5)
Interest expense	(48.0)	(36.3)	(11.7)
Foreign exchange loss	(27.5)	(22.1)	(5.4)
Other expense, net	(0.5)	(2.0)	1.5
Income before income taxes	338.7	314.0	24.7
Income tax expense	110.1	100.6	9.5
Net income	228.6	213.4	15.2
Less: Net income attributable to noncontrolling interest	0.7	0.8	(0.1)
Net income attributable to Kansas City Southern and subsidiaries	$227.9	$212.6	$15.3

Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months Ended			Three Months Ended			Three Months Ended
	June 30,			June 30,			June 30,
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Chemical and petroleum	$122.4	$116.0	6%	67.7	62.8	8%	$1,808	$1,847	(2%)
Industrial and consumer products	136.1	144.6	(6%)	79.3	82.8	(4%)	1,716	1,746	(2%)
Agriculture and minerals	115.1	104.5	10%	64.0	58.9	9%	1,798	1,774	1%
Energy	37.2	44.2	(16%)	49.4	51.9	(5%)	753	852	(12%)
Intermodal	91.4	97.9	(7%)	246.2	250.0	(2%)	371	392	(5%)
Automotive	44.6	55.0	(19%)	30.7	30.8	—	1,453	1,786	(19%)
Carload revenues, carloads and units	546.8	562.2	(3%)	537.3	537.2	—	$1,018	$1,047	(3%)
Other revenue	21.7	23.6	(8%)
Total revenues (i)	$568.5	$585.8	(3%)

(i) Included in revenues:
Fuel surcharge	$20.2	$55.8

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Six Months Ended			Six Months Ended			Six Months Ended
	June 30,			June 30,			June 30,
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Chemical and petroleum	$239.7	$230.8	4%	132.0	125.0	6%	$1,816	$1,846	(2%)
Industrial and consumer products	277.5	290.6	(5%)	161.2	163.9	(2%)	1,721	1,773	(3%)
Agriculture and minerals	225.1	210.1	7%	122.9	115.7	6%	1,832	1,816	1%
Energy	79.2	110.8	(29%)	104.6	117.7	(11%)	757	941	(20%)
Intermodal	176.5	192.9	(9%)	471.4	493.3	(4%)	374	391	(4%)
Automotive	85.6	109.4	(22%)	57.9	61.8	(6%)	1,478	1,770	(16%)
Carload revenues, carloads and units	1,083.6	1,144.6	(5%)	1,050.0	1,077.4	(3%)	$1,032	$1,062	(3%)
Other revenue	47.6	44.3	7%
Total revenues (i)	$1,131.2	$1,188.9	(5%)

(i) Included in revenues:
Fuel surcharge	$50.9	$123.3
Freight revenues include revenue for transportation services and fuel surcharges. For the three months ended June 30, 2016, revenues decreased 3% and carload/unit volumes were flat as compared to the same period in 2015. For the six months ended June 30, 2016, revenues and carload/unit volumes decreased 5% and 3%, respectively, compared to the same period in 2015. For the three and six months ended June 30, 2016, revenues decreased by approximately $17.0 million and $37.0 million, respectively, compared to the same periods in 2015, due to the weakening of the Mexican peso against the U.S. dollar for revenue transactions denominated in Mexican pesos. The average exchange rate of Mexican pesos per U.S. dollar was Ps.18.1 and Ps.18.0 for the three and six months ended June 30, 2016, respectively, compared to Ps.15.3 and Ps.15.1 for the same periods in 2015.
Revenue per carload/unit decreased by 3% for the three and six months ended June 30, 2016, compared to the same periods in 2015, due to lower fuel surcharge and the weakening of the Mexican peso against the U.S. dollar, partially offset by positive pricing impacts.

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
For the three and six months ended June 30, 2016, fuel surcharge revenue decreased $35.6 million and $72.4 million, compared to the same periods in 2015, due in part to the adjustment of certain line haul rates while reducing or eliminating fuel surcharges on those rates. In addition, fuel surcharge revenue decreased due to lower U.S. fuel prices and the impact of fuel prices falling below fuel price thresholds for certain of KCS’s tariffs and contracts during the first half of 2016.

The following discussion provides an analysis of revenues by commodity group:

Revenues by commodity group for the three months ended June 30, 2016
Chemical and petroleum. Revenues increased $6.4 million for the three months ended June 30, 2016, compared to the same period in 2015, due to an 8% increase in carload/unit volumes, partially offset by a 2% decrease in revenue per carload/unit. Revenues increased $8.9 million for the six months ended June 30, 2016, compared to the same period in 2015, due to a 6% increase in carload/unit volumes, partially offset by a 2% decrease in revenue per carload/unit. Petroleum volumes increased as a result of several customers’ business expansion and plastics volumes increased due to strong market demand and low commodity pricing environment. Revenue per carload/unit decreased due to lower fuel surcharge and the weakening of the Mexican peso against the U.S. dollar, partially offset by positive pricing impacts.

Industrial and consumer products. Revenues decreased $8.5 million for the three months ended June 30, 2016, compared to the same period in 2015, due to a 4% decrease in carload/unit volumes and a 2% decrease in revenue per carload/unit. Revenues decreased $13.1 million for the six months ended June 30, 2016, compared to the same period in 2015, due to a 3% decrease in revenue per carload/unit and a 2% decrease in carload/unit volumes. Revenue per carload/unit decreased due to lower fuel surcharge and the weakening of the Mexican peso against the U.S. dollar, partially offset by positive pricing impacts. Forest products volumes decreased due to high inventory levels and planned maintenance outages.

Revenues by commodity group for the three months ended June 30, 2016
Agriculture and minerals. Revenues increased $10.6 million for the three months ended June 30, 2016, compared to the same period in 2015, due to a 9% increase in carload/unit volumes and a 1% increase in revenue per carload/unit. Revenues increased $15.0 million for the six months ended June 30, 2016, compared to the same period in 2015, due to a 6% increase in carload/unit volumes and a 1% increase in revenue per carload/unit. Food products and grain volumes increased due to improved cycle times. In addition, grain volumes increased due to additional equipment capacity. Revenue per carload/unit increased due to longer average length of haul and mix, partially offset by lower fuel surcharge and the weakening of the Mexican peso against the U.S. dollar.

Energy. Revenues decreased $7.0 million for the three months ended June 30, 2016, compared to the same period in 2015, due to a 12% decrease in revenue per carload/unit and a 5% decrease in carload/unit volumes. Revenues decreased $31.6 million for the six months ended June 30, 2016, compared to the same period in 2015, due to a 20% decrease in revenue per carload/unit and an 11% decrease in carload/unit volumes. Revenue per carload/unit decreased due to lower fuel surcharge and a short-term rate concession provided to a customer beginning in the third quarter of 2015, which leveraged excess capacity and included no service commitments. For the three and six months ended June 30, 2016, volumes decreased as the decline in new crude drilling operations in the U.S has reduced the demand for frac sand. Crude oil volumes decreased during the three months ended June 30, 2016, as a result of low crude oil spreads and increased pipeline capacity. In addition, low natural gas prices and high coal inventory levels reduced the demand for utility coal in the first quarter of 2016.

Frac Sand
16%
Crude Oil
8%
Utility
Coal
52%
Coal &
Petroleum
Coke
24%

Intermodal. Revenues decreased $6.5 million for the three months ended June 30, 2016, compared to the same period in 2015, due to a 5% decrease in revenue per carload/unit and a 2% decrease in carload/unit volumes. Revenues decreased $16.4 million for the six months ended June 30, 2016, compared to the same period in 2015, due to a 4% decrease in carload/unit volumes and revenue per carload/unit. Volumes decreased due to high retail inventory levels, increased truck conversion and service interruptions due to flooding in the southeastern United States earlier in the year. Revenue per carload/unit decreased as a result of pricing impacts and shorter average length of haul.
Automotive. Revenues decreased $10.4 million for the three months ended June 30, 2016, compared to the same period in 2015, due to a 19% decrease in revenue per carload/unit. Revenues decreased $23.8 million for the six months ended June 30, 2016, compared to the same period in 2015, due to a 16% decrease in revenue per carload/unit and a 6% decrease in carload/unit volumes. Revenue per carload/unit decreased due to the weakening of the Mexican peso against the U.S. dollar and lower fuel surcharge. Volumes decreased as a result of customers’ temporary plant shutdowns in the first half of 2016.

Operating Expenses
Operating expenses, as shown below (in millions), decreased $50.4 million and $100.5 million for the three and six months ended June 30, 2016, compared to the same periods in 2015, due to a $34.0 million year-to-date Mexican fuel excise tax credit recognized in the second quarter of 2016, the weakening of the Mexican peso against the U.S. dollar and lower fuel prices, partially offset by higher incentive compensation and increased depreciation expense. The weakening of the Mexican peso against the U.S. dollar resulted in expense reductions of approximately $17.0 million and $35.0 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015 for expense transactions denominated in Mexican pesos. The average exchange rate of Mexican pesos per U.S. dollar was Ps.18.1 and Ps.18.0 for the three and six months ended June 30, 2016, respectively, compared to Ps.15.3 and Ps.15.1 for the same periods in 2015. In addition, operating expenses decreased for the six months ended June 30, 2016 due to lease termination costs recognized in the first quarter of 2015.

	Three Months Ended
	June 30,		Change
	2016	2015	Dollars	Percent
Compensation and benefits	$109.0	$108.0	$1.0	1%
Purchased services	53.7	57.0	(3.3)	(6%)
Fuel	61.6	77.5	(15.9)	(21%)
Mexican fuel excise tax credit	(34.0)	—	(34.0)	100%
Equipment costs	27.2	29.9	(2.7)	(9%)
Depreciation and amortization	75.7	70.8	4.9	7%
Materials and other	55.4	55.8	(0.4)	(1%)
Total operating expenses	$348.6	$399.0	$(50.4)	(13%)

	Six Months Ended
	June 30,		Change
	2016	2015	Dollars	Percent
Compensation and benefits	$219.1	$225.6	$(6.5)	(3%)
Purchased services	104.6	115.1	(10.5)	(9%)
Fuel	118.4	158.5	(40.1)	(25%)
Mexican fuel excise tax credit	(34.0)	—	(34.0)	100%
Equipment costs	53.9	59.0	(5.1)	(9%)
Depreciation and amortization	150.0	139.3	10.7	8%
Materials and other	111.4	116.8	(5.4)	(5%)
Lease termination costs	—	9.6	(9.6)	(100%)
Total operating expenses	$723.4	$823.9	$(100.5)	(12%)
Compensation and benefits. Compensation and benefits increased $1.0 million for the three months ended June 30, 2016, compared to the same period in 2015, due to higher incentive compensation and annual wage increases, partially offset by the weakening of the Mexican peso and lower U.S. headcount. Compensation and benefits decreased $6.5 million for the six months ended June 30, 2016 compared to the same period in 2015, due to the weakening of the Mexican peso and lower U.S headcount, partially offset by higher incentive compensation and annual wage increases.
Purchased services. Purchased services expense decreased $3.3 million and $10.5 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015, due to the weakening of the Mexican peso. In addition, purchased services decreased for the three and six months ended June 30, 2016, compared to the same periods in 2015, due to the renegotiation of maintenance contracts in the second quarter of 2015.

Fuel. Fuel expense decreased $15.9 million for the three months ended June 30, 2016, compared to the same period in 2015, due to lower diesel fuel prices of approximately $7.0 million and $3.0 million in the U.S. and Mexico, respectively, and the weakening of the Mexican peso of approximately $7.0 million. Fuel expense decreased $40.1 million for the six months ended June 30, 2016, compared to the same period in 2015, due to lower diesel fuel prices of approximately $16.0 million and $6.0 million in the U.S. and Mexico, respectively, and the weakening of the Mexican peso of approximately $15.0 million. The average price per gallon, including the weakening of the Mexican peso, was $1.97 and $1.89 for the three and six months ended June 30, 2016, respectively, compared to $2.50 and $2.48 for the same periods in 2015.
Mexican fuel excise tax credit. The Mexican fuel excise tax is used by the Mexican government to control fuel price. Mexico is transitioning to market-based fuel pricing, and the transition is expected to be complete in 2018. The implementation of a 2016 fuel excise tax credit for the Mexico railroad industry effectively moves the industry to market-based pricing.
For the three and six months ended June 30, 2016, the Company recognized a $34.0 million year-to-date benefit related to a credit available under changes in Mexican law for the excise tax included in the price of fuel that is purchased and consumed in locomotives and certain work equipment in Mexico. Utilization of the credit is limited to the total 2016 Mexico income tax liability and income tax withholding payment obligations of KCSM, with no carryforward to future periods. The Company expects to recognize a benefit of $26.0 million to $30.0 million in the second half of 2016, depending on fuel consumption, the excise tax per liter at time of purchase, and the foreign exchange rate.
While currently enacted legislation does not extend the fuel excise tax credit to Mexican railroads beyond 2016, and there can be no assurance that the fuel excise tax credit will be extended, the Company believes it is likely that the Mexican government will continue to extend this credit to the Mexican railroad industry.
Equipment costs. Equipment costs decreased $2.7 million and $5.1 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015, due to lower lease expense as a result of the purchase of equipment under existing operating leases and replacement equipment as certain operating leases expired, and lower net car hire expense due to a reduction in cycle times and an increase in owned equipment.
Depreciation and amortization. Depreciation and amortization expense increased $4.9 million and $10.7 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015, due to a larger asset base.
Materials and other. Materials and other expense decreased $0.4 million for the three months ended June 30, 2016, compared to the same period in 2015, due to the recognition of a $7.0 million probable insurance recovery relating to the flooding event that occurred in the first quarter of 2016, the weakening of the Mexican peso and lower derailment expenses. These decreases were offset by increased other casualty expense due to flooding and storm related events, environmental expense and higher personal injury expense as a result of a $0.6 million reduction recognized in the second quarter of 2016, compared to a reduction of $3.5 million for the same period in 2015 as a result of changes in estimate due to favorable claims experience. Materials and other expense decreased $5.4 million for the six months ended June 30, 2016, compared to the same period in 2015, due to the weakening of the Mexican peso, lower derailment expense and the favorable settlement of a legal dispute in the first quarter of 2016. These decreases were partially offset by other casualty expense due to flooding and storm related events and increased material and supplies expense due to the renegotiation of a maintenance contract in the second quarter of 2015.
Lease termination costs. Lease termination costs were $9.6 million for the six months ended June 30, 2015, due to the early termination of certain operating leases and the related purchase of the equipment. The Company did not incur lease termination costs for the three months ended June 30, 2015 or the three and six months ended June 30, 2016.

Non-Operating Income and Expenses
Equity in net earnings of affiliates. Equity in net earnings from affiliates decreased $2.0 million and $2.5 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015, due to lower net earnings from Panama Canal Railway Company operations as a result of lower container volumes.
Interest expense. Interest expense increased $6.7 million and $11.7 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015, due to higher average interest rates and average debt balances as a result of the Company’s issuance of debt during the third quarter of 2015 and second quarter of 2016. During the three and six months ended June 30, 2016, the average debt balances (including short-term borrowings) were $2,486.0 million and $2,446.5 million, respectively, compared to $2,133.2 million and $2,171.6 million for the same periods in 2015. Average interest rates during the three and six months ended June 30, 2016 were 4.0%, compared to 3.4% for the same periods in 2015.
Foreign exchange loss. For the three and six months ended June 30, 2016, foreign exchange loss was $24.0 million and $27.5 million, respectively, compared to $10.5 million and $22.1 million for the same periods in 2015. Foreign exchange loss includes the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos and the loss on foreign currency derivative contracts.
For the three and six months ended June 30, 2016, the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos resulted in a foreign exchange loss of $6.0 million and $7.8 million, respectively, compared to a foreign exchange loss of $1.2 million and $2.7 million for the same periods in 2015.
The Company enters into foreign currency derivative contracts to hedge its net exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar. For the three and six months ended June 30, 2016, foreign exchange loss on foreign currency derivative contracts was $18.0 million and $19.7 million, respectively, compared to a foreign exchange loss of $9.3 million and $19.4 million for the same periods in 2015.
Other expense, net. Other expense, net decreased $0.5 million and $1.5 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015, due to lower miscellaneous expenses.
Income tax expense. Income tax expense increased $3.1 million and $9.5 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015, due to higher pre-tax income for the three and six months ended June 30, 2016 and a higher effective tax rate for the six months ended June 30, 2016. The components of the effective tax rates for the three and six months ended June 30, 2016, compared to the same periods in 2015, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Statutory rate in effect	35.0%	35.0%	35.0%	35.0%
Tax effect of:
Difference between U.S. and foreign tax rate	(2.9%)	(2.9%)	(2.9%)	(2.9%)
State and local income tax provision, net	1.2%	1.3%	1.2%	1.3%
Foreign exchange (i)	(3.0%)	(3.4%)	(1.2%)	(2.3%)
Other, net	0.4%	0.9%	0.4%	0.9%
Effective tax rate	30.7%	30.9%	32.5%	32.0%

(i)
Mexican income taxes are paid in Mexican pesos, and as a result, the effective income tax rate reflects fluctuations in the value of the Mexican peso against the U.S. dollar measured by the forward exchange rate. The foreign exchange impact on income taxes includes the gain or loss from the revaluation of net U.S. dollar-denominated monetary liabilities into Mexican pesos which is included in Mexican taxable income under Mexican tax law. As a result, a strengthening of the Mexican peso against the U.S. dollar for the reporting period will generally increase the Mexican cash tax obligation and the effective income tax rate, and a weakening of the Mexican peso against the U.S. dollar for the reporting period will generally decrease the Mexican cash tax obligation and the effective tax rate. To hedge its exposure to this cash tax risk, the Company enters into foreign currency derivative contracts, which are measured at fair value each period and any change in fair value is recognized in foreign exchange loss within the consolidated statements of income as described above. Refer to Note 8 Derivative Instruments for more information.

Liquidity and Capital Resources
Overview
The Company focuses its cash and capital resources on investing in the business, shareholder returns and optimizing its capital structure.
The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to debt and equity capital markets, and other available financing resources will be sufficient to fund anticipated operating expenses, capital expenditures, debt service costs, dividends, share repurchases and other commitments in the foreseeable future. The Company’s current financing instruments contain restrictive covenants which limit or preclude certain actions; however, the covenants are structured such that the Company expects to have sufficient flexibility to conduct its operations. The Company was in compliance with all of its debt covenants as of June 30, 2016.
Though KCS’s cash flows from operations are expected to be sufficient to fund operations, capital expenditures, debt service and dividends, the Company may, from time to time, incur debt to refinance existing indebtedness, purchase equipment under operating leases, repurchase shares or fund equipment additions or new investments.

During the first half of 2016, the Company invested $266.2 million in capital expenditures and purchased $5.4 million of equipment under existing operating leases and replacement equipment as certain operating leases expired.
During the second quarter of 2016, KCS repurchased 85,000 shares of common stock for $8.2 million at an average price of $97.29 per share under the $500.0 million share repurchase program announced in May 2015. Since inception of this program, KCS has repurchased 2,864,596 shares of common stock for $253.4 million at an average price of $88.46 per share. Management's assessment of market conditions, available liquidity and other factors will determine the timing and volume of any future repurchases.
During the first and second quarters of 2016, the Company’s Board of Directors declared quarterly cash dividends on its common stock of $0.33 per share (total of $71.2 million). Subject to the discretion of the Board of Directors, capital availability and a determination that cash dividends continue to be in the best interest of its stockholders, the Company intends to pay a quarterly dividend on an ongoing basis.
On May 16, 2016, KCS issued $250.0 million principal amount of senior unsecured notes, which bear interest semiannually at a fixed annual rate of 3.125%. The net proceeds from the offering were used to repay the outstanding commercial paper issued by KCS and for other general corporate purposes.
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
On June 30, 2016, total available liquidity (the cash balance plus revolving credit facility availability) was $1,093.6 million, compared to availability at December 31, 2015 of $856.6 million. During October 2016, KCS and KCSM floating rate senior notes totaling $250.0 million will mature. The Company expects to repay this obligation upon maturity using available liquidity.
As of June 30, 2016, the total cash and cash equivalents held outside of the U.S. in foreign subsidiaries was $70.7 million. The Company expects that this cash will be available to fund operations without incurring additional taxes.
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

Cash Flow Information
Summary cash flow data follows (in millions):

	Six Months Ended
	June 30,
	2016	2015
Cash flows provided by (used for):
Operating activities	$418.5	$397.5
Investing activities	(283.3)	(443.5)
Financing activities	21.8	(251.1)
Net increase (decrease) in cash and cash equivalents	157.0	(297.1)
Cash and cash equivalents beginning of year	136.6	348.0
Cash and cash equivalents end of period	$293.6	$50.9
Cash flows from operating activities increased $21.0 million for the six month period ended June 30, 2016, compared to the same period in 2015, due to decreased cash outflows from working capital items resulting mainly from the timing of certain payments and increased net income. Net cash used for investing activities decreased $160.2 million, compared to the same period in 2015, due to a $101.7 million decrease in capital expenditures and a $55.9 million decrease in expenditures for the purchase or replacement of equipment under existing operating leases. Additional information regarding capital expenditures is provided below. During 2016, net financing cash inflows were $21.8 million due to the net proceeds from long-term debt of $235.7 million, partially offset by the net repayment of short-term borrowings of $80.3 million, the payment of dividends of $71.6 million and the repurchase of common stock of $59.2 million. During 2015, net financing cash outflows were $251.1 million due to the net repayment of short-term borrowings of $159.0 million, the payment of dividends of $67.5 million, the repurchase of common stock shares of $20.6 million and the net repayment of long-term debt of $12.3 million.

Capital Expenditures
KCS has funded, and expects to continue to fund capital expenditures with operating cash flows and short and long-term debt.
The following table summarizes capital expenditures by type (in millions):

	Six Months Ended
	June 30,
	2016	2015
Roadway capital program	$148.2	$143.3
Locomotives and freight cars	38.1	111.8
Capacity	41.9	42.9
Positive train control	25.3	16.0
Information technology	10.2	5.8
Other	2.5	5.4
Total capital expenditures (accrual basis)	266.2	325.2
Change in capital accruals	(7.7)	35.0
Total cash capital expenditures	$258.5	$360.2

Purchase or replacement of equipment under operating leases (accrual basis)	$5.4	$61.3
Change in capital accruals	—	—
Total cash purchase or replacement of equipment under operating leases	$5.4	$61.3
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
KCSM Servicios, S.A. de C.V. (“KCSM Servicios”), a wholly owned subsidiary of KCS, provides employee services to KCSM, and KCSM pays KCSM Servicios market-based rates for these services. KCSM Servicios union employees are covered by one labor agreement, which was signed on April 16, 2012, between KCSM Servicios and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (“Mexican Railroad Union”), for an indefinite period of time, for the purpose of regulating the relationship between the parties. Approximately 80% of KCSM Servicios employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other benefits are subject to negotiation every two years. KCSM Servicios has started negotiations of compensation terms with the Mexican Railroad Union for the period covering July 1, 2016 to June 30, 2017. The anticipated resolution of this negotiation is not expected to have a material impact to the consolidated financial statements.
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
(b) Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
For information related to the Company’s legal proceedings, see Note 12, Commitments and Contingencies under Part I, Item 1 of this quarterly report on Form 10-Q.

Item 1A.	Risk Factors
There were no material changes during the quarter to the Risk Factors disclosed in Item 1A — “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table presents common stock repurchases during each month for the second quarter of 2016:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be purchased under the Plans or Programs (1)
April 1-30, 2016	85,000	$97.29	85,000	$246,599,256
May 1-31, 2016	—	$—	—	$246,599,256
June 1-30, 2016	—	$—	—	$246,599,256
Total	85,000		85,000

(1)
On May 14, 2015, the Company announced that the Board of Directors approved a share repurchase program, pursuant to which up to
$500 million in shares of common stock could be purchased through June 30, 2017.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibits Filed with this Report
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.1.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.2.

32.1	Principal Executive Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.1.

32.2	Principal Financial Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.2.

101
The following unaudited financial information from Kansas City Southern’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (v) the Notes to Consolidated Financial Statements.

Exhibit No.	Description of Exhibits Incorporated by Reference
3.1
Kansas City Southern Bylaws, amended and restated as of May 6, 2016, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 10, 2016 (File No. 1-4717), is incorporated herein by reference as Exhibit 3.1.

4.1
Seventh Supplemental Indenture, dated May 16, 2016, among the Company, the Note Guarantors and U.S. Bank National Association, as trustee, filed as exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 17, 2016 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.1.

4.2
Form of Note representing 3.125% Senior Notes due 2026 (included in Exhibit 4.2), filed as exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 17, 2016 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.2.

10.1
Form of Restricted Stock Award Agreement under the Kansas City Southern 2008 Stock Option and Performance Award Plan (Amended and Restated February 18, 2015), filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 10, 2016 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.1.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on July 19, 2016.

Kansas City Southern

/s/ MICHAEL W. UPCHURCH
Michael W. Upchurch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ MARY K. STADLER
Mary K. Stadler
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)