Form 10-Q
period 2016-09-30
KANSAS CITY SOUTHERN
filed 2016-10-18
CIK 54480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	October 11, 2016
Common Stock, $0.01 per share par value	107,579,057 Shares

Kansas City Southern and Subsidiaries
Form 10-Q
September 30, 2016

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Kansas City Southern and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In millions, except share and per share amounts) (Unaudited)
Revenues	$604.5	$631.9	$1,735.7	$1,820.8
Operating expenses:
Compensation and benefits	127.9	112.7	347.0	338.3
Purchased services	54.5	57.0	159.1	172.1
Fuel	67.6	78.5	186.0	237.0
Mexican fuel excise tax credit	(15.6)	—	(49.6)	—
Equipment costs	32.0	31.2	85.9	90.2
Depreciation and amortization	76.9	71.4	226.9	210.7
Materials and other	61.4	61.2	172.8	178.0
Lease termination costs	—	—	—	9.6
Total operating expenses	404.7	412.0	1,128.1	1,235.9
Operating income	199.8	219.9	607.6	584.9
Equity in net earnings of affiliates	3.5	5.0	10.4	14.4
Interest expense	(25.2)	(21.9)	(73.2)	(58.2)
Foreign exchange loss	(19.8)	(30.0)	(47.3)	(52.1)
Other expense, net	—	(1.1)	(0.5)	(3.1)
Income before income taxes	158.3	171.9	497.0	485.9
Income tax expense	37.3	40.0	147.4	140.6
Net income	121.0	131.9	349.6	345.3
Less: Net income attributable to noncontrolling interest	0.4	0.3	1.1	1.1
Net income attributable to Kansas City Southern and subsidiaries	120.6	131.6	348.5	344.2
Preferred stock dividends	0.1	0.1	0.2	0.2
Net income available to common stockholders	$120.5	$131.5	$348.3	$344.0

Earnings per share:
Basic earnings per share	$1.12	$1.20	$3.23	$3.12
Diluted earnings per share	$1.12	$1.20	$3.23	$3.12

Average shares outstanding (in thousands):
Basic	107,621	109,692	107,800	110,109
Potentially dilutive common shares	191	209	199	203
Diluted	107,812	109,901	107,999	110,312
See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In millions) (Unaudited)
Net income	$121.0	$131.9	$349.6	$345.3
Other comprehensive loss:
Amortization of prior service credit, net of tax of less than $(0.1) million	—	—	—	(0.1)
Foreign currency translation adjustments, net of tax of $(0.2) million, $(0.5) million, $(0.7) million and $(0.8) million, respectively	(0.3)	(0.8)	(1.0)	(1.3)
Other comprehensive loss	(0.3)	(0.8)	(1.0)	(1.4)
Comprehensive income	120.7	131.1	348.6	343.9
Less: Comprehensive income attributable to noncontrolling interest	0.4	0.3	1.1	1.1
Comprehensive income attributable to Kansas City Southern and subsidiaries	$120.3	$130.8	$347.5	$342.8
See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(In millions, except share and per share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$293.1	$136.6
Accounts receivable, net	193.7	171.9
Materials and supplies	146.0	137.9
Other current assets	136.2	90.6
Total current assets	769.0	537.0
Investments	37.9	34.7
Property and equipment (including concession assets), net	7,951.4	7,705.4
Other assets	71.2	63.9
Total assets	$8,829.5	$8,341.0
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$275.1	$276.1
Short-term borrowings	—	80.0
Accounts payable and accrued liabilities	477.0	401.5
Total current liabilities	752.1	757.6
Long-term debt	2,275.7	2,045.0
Deferred income taxes	1,308.0	1,191.1
Other noncurrent liabilities and deferred credits	107.9	122.6
Total liabilities	4,443.7	4,116.3
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding	6.1	6.1
$.01 par, common stock, 400,000,000 shares authorized; 123,352,185 shares issued; 107,579,057 and 108,461,144 shares outstanding at September 30, 2016 and December 31, 2015, respectively	1.1	1.1
Additional paid-in capital	953.8	947.1
Retained earnings	3,116.6	2,964.7
Accumulated other comprehensive loss	(5.7)	(4.7)
Total stockholders’ equity	4,071.9	3,914.3
Noncontrolling interest	313.9	310.4
Total equity	4,385.8	4,224.7
Total liabilities and equity	$8,829.5	$8,341.0
See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2016	2015
	(In millions) (Unaudited)
Operating activities:
Net income	$349.6	$345.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	226.9	210.7
Deferred income taxes	117.4	87.9
Equity in net earnings of affiliates	(10.4)	(14.4)
Share-based compensation	15.2	11.8
Excess tax benefit from share-based compensation	0.2	(5.3)
Distributions from unconsolidated affiliates	5.0	7.8
Unrealized loss on foreign currency derivative instruments	23.4	43.1
Mexican fuel excise tax credit	(49.6)	—
Changes in working capital items:
Accounts receivable	(21.5)	(12.5)
Materials and supplies	(6.0)	(15.3)
Other current assets	(4.2)	15.8
Accounts payable and accrued liabilities	40.3	5.0
Other, net	(2.5)	(8.7)
Net cash provided by operating activities	683.8	671.2

Investing activities:
Capital expenditures	(405.1)	(522.8)
Purchase or replacement of equipment under operating leases	(26.6)	(143.0)
Property investments in MSLLC	(31.2)	(7.2)
Other, net	(3.1)	(21.0)
Net cash used for investing activities	(466.0)	(694.0)

Financing activities:
Proceeds from short-term borrowings	6,499.0	9,605.5
Repayment of short-term borrowings	(6,579.3)	(10,056.6)
Proceeds from issuance of long-term debt	248.7	538.7
Repayment of long-term debt	(20.8)	(59.6)
Dividends paid	(107.2)	(104.0)
Shares repurchased	(99.8)	(136.3)
Debt costs	(2.6)	(5.8)
Excess tax benefit from share-based compensation	(0.2)	5.3
Proceeds from employee stock plans	0.9	4.2
Net cash used for financing activities	(61.3)	(208.6)
Cash and cash equivalents:
Net increase (decrease) during each period	156.5	(231.4)
At beginning of year	136.6	348.0
At end of period	$293.1	$116.6
See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements
For purposes of this report, “KCS” or the “Company” may refer to Kansas City Southern or, as the context requires, to one or more subsidiaries of Kansas City Southern.

1. Basis of Presentation
In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring adjustments) necessary to fairly present the results for interim periods in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three and nine months ended September 30, 2016, are not necessarily indicative of the results to be expected for the full year ending December 31, 2016. Certain prior year amounts have been reclassified to conform to the current year presentation.

2. New Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration it expects to be entitled in exchange for those goods or services. The new standard will become effective for the Company beginning with the first quarter 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. While the Company is currently reviewing its contracts with customers, the adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The new standard will become effective for the Company beginning with the first quarter of 2017. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, which reduces diversity in practice in how certain transactions are classified in the statement of cash flows. The new standard will become effective for the Company beginning with the first quarter of 2018, with early adoption permitted. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

3. Mexican Fuel Excise Tax Credit
Fuel purchases made in Mexico are subject to an excise tax that is included in fuel expense. During the second quarter of 2016, the Company determined that it could utilize a credit available under changes in Mexican law for the excise tax included in the price of fuel that is purchased and consumed in locomotives and certain work equipment in Mexico. As a result, the Company recognized a $15.6 million and $49.6 million benefit during the three and nine months ended September 30, 2016. The Mexican fuel excise tax credit is realized through the offset of the total 2016 Mexico income tax liability and income tax withholding payment obligations of Kansas City Southern de Mexico, S.A. de C.V. (“KCSM”), with no carryforward to future periods.

4. Flooding in the Southeastern United States
In March 2016, flooding in the southeastern United States caused damage to the Company’s track infrastructure and interruptions to the Company’s rail service. During the three months ended June 30, 2016, the Company determined that it would file a claim under its insurance program for property damage, incremental expenses and lost profits caused by this flooding

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

event. Accordingly, during the three months ended June 30, 2016, the Company recognized a receivable for probable insurance recovery of $7.0 million, which offsets the impact of incremental expenses recognized in the first half of 2016. The incremental expenses and probable insurance recovery have been recognized in Materials and other in the Consolidated Statements of Income. The recognition of remaining probable insurance recoveries represents a contingent gain, which will be recognized when all contingencies have been resolved, which generally occurs at the time of final settlement or when nonrefundable cash payments are received.

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
The following table reconciles the basic earnings per share computation to the diluted earnings per share computation (in millions, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income available to common stockholders for purposes of computing basic and diluted earnings per share	$120.5	$131.5	$348.3	$344.0
Weighted-average number of shares outstanding (in thousands):
Basic shares	107,621	109,692	107,800	110,109
Effect of dilution	191	209	199	203
Diluted shares	107,812	109,901	107,999	110,312
Earnings per share:
Basic earnings per share	$1.12	$1.20	$3.23	$3.12
Diluted earnings per share	$1.12	$1.20	$3.23	$3.12

Potentially dilutive shares excluded from the calculation (in thousands):

Stock options excluded as their inclusion would be anti-dilutive	34	95	220	60

6. Property and Equipment (including Concession Assets)
Property and equipment, including concession assets, and related accumulated depreciation and amortization are summarized below (in millions):

	September 30, 2016	December 31, 2015
Land	$219.6	$218.1
Concession land rights	141.2	141.2
Road property	7,084.5	6,784.3
Equipment	2,402.2	2,326.1
Technology and other	171.2	159.3
Construction in progress	245.4	184.7
Total property	10,264.1	9,813.7
Accumulated depreciation and amortization	2,312.7	2,108.3
Property and equipment (including concession assets), net	$7,951.4	$7,705.4
Concession assets, net of accumulated amortization of $591.5 million and $538.0 million, totaled $2,127.8 million and $2,070.5 million at September 30, 2016 and December 31, 2015, respectively.

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
The Company’s derivative financial instruments are measured at fair value on a recurring basis and consist of foreign currency forward and option contracts, which are classified as Level 2 valuations. The Company determines the fair value of its derivative financial instrument positions based upon pricing models using inputs observed from actively quoted markets and also takes into consideration the contract terms as well as other inputs, including market currency exchange rates and in the case of option contracts, volatility, the risk-free interest rate and the time to expiration. The fair value of the foreign currency derivative instruments was a liability of $23.4 million and $46.0 million at September 30, 2016 and December 31, 2015, respectively.
The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings. The carrying value of the short-term financial instruments approximates their fair value.
The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $2,704.7 million and $2,287.5 million at September 30, 2016 and December 31, 2015, respectively. The carrying value was $2,550.8 million and $2,321.1 million at September 30, 2016 and December 31, 2015, respectively. If the Company’s debt were measured at fair value, the fair value measurements of the individual debt instruments would have been classified as either Level 1 or Level 2 in the fair value hierarchy.

8. Derivative Instruments
The Company enters into derivative transactions in certain situations based on management’s assessment of current market conditions and perceived risks. Management intends to respond to evolving business and market conditions and in doing so, may enter into such transactions as deemed appropriate.
Credit Risk. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages this risk by limiting its counterparties to large financial institutions which meet the Company’s credit rating standards and have an established banking relationship with the Company. As of September 30, 2016, the Company did not expect any losses as a result of default of its counterparties.
Foreign Currency Derivative Instruments. The Company’s Mexican subsidiaries have net U.S. dollar-denominated monetary liabilities which, for Mexican income tax purposes, are subject to periodic revaluation based on changes in the value of the Mexican peso against the U.S. dollar. This revaluation creates fluctuations in the Company’s Mexican income tax expense and the amount of income taxes paid in Mexico. The Company hedges its exposure to this cash tax risk by entering into foreign currency forward contracts and foreign currency option contracts known as zero-cost collars. The foreign currency forward contracts involve the Company’s purchase of pesos at an agreed-upon weighted-average exchange rate to each U.S dollar.
The zero-cost collars involve the Company’s purchase of a Mexican peso call option and a simultaneous sale of a Mexican peso put option, with equivalent U.S. dollar notional amounts for each option and no net cash premium paid by the Company. As of September 30, 2016, there were no outstanding zero-cost collar contracts.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Below is a summary of the Company’s 2016 and 2015 foreign currency derivative contracts (amounts in millions, except Ps./USD):

Foreign currency forward contracts
	Contracts to purchase Ps./pay USD						Offsetting contracts to sell Ps./receive USD
	Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Maturity date	Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Maturity date	Cash received/(paid) on settlement
2016 contracts outstanding at September 30, 2016	$340.0	Ps.	6,207.7	Ps.	18.3	1/17/2017	—	—		—		—	—
2016 contracts and 2016 offsetting contracts settled	$60.0	Ps.	1,057.3	Ps.	17.6	4/29/2016	$60.7	Ps.	1,057.3	Ps.	17.4	4/29/2016	$0.7
2015 contracts and 2016 offsetting contracts settled	$300.0	Ps.	4,480.4	Ps.	14.9	1/15/2016	$251.0	Ps.	4,480.4	Ps.	17.9	1/15/2016	$(49.0)

Foreign currency zero-cost collar contracts
	Notional amount	Maturity date		Cash received/(paid) on settlement
2015 contracts settled in 2015	$50.0	9/28/2015			$(4.3)
2015 contracts settled in 2016	$80.0	1/15/2016			$(10.1)
The Company has not designated any of the foreign currency derivative contracts as hedging instruments for accounting purposes. The Company measures the foreign currency derivative contracts at fair value each period and recognizes any change in fair value in foreign exchange loss within the consolidated statements of income.
 The following table presents the fair value of derivative instruments included in the consolidated balance sheets (in millions):

	Derivative Liabilities
	Balance Sheet Location	September 30, 2016	December 31, 2015
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued liabilities	$23.4	$39.8
Foreign currency zero-cost collar contracts	Accounts payable and accrued liabilities	—	6.2
Total derivative liabilities		$23.4	$46.0

The following table presents the effects of derivative instruments on the consolidated statements of income (in millions):

	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2016	2015	2016	2015
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Foreign exchange loss	$(16.1)	$(17.9)	$(31.9)	$(34.2)
Foreign currency zero-cost collar contracts	Foreign exchange loss	—	(7.0)	(3.9)	(10.1)
Total		$(16.1)	$(24.9)	$(35.8)	$(44.3)

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

9. Short-Term Borrowings
Commercial Paper. The Company’s commercial paper program generally serves as the primary means of short-term funding. As of September 30, 2016, KCS had no commercial paper outstanding. As of December 31, 2015, KCS had $80.0 million of commercial paper outstanding at a weighted-average interest rate of 1.072%.

10. Long-Term Debt
Senior Notes
On May 16, 2016, KCS issued $250.0 million principal amount of senior unsecured notes due June 1, 2026 (the “3.125% Senior Notes”), which bear interest semiannually at a fixed annual rate of 3.125%. The 3.125% Senior Notes were issued at a discount to par value, resulting in a $1.3 million discount and a yield to maturity of 3.185%. The net proceeds were used to repay the outstanding commercial paper issued by KCS and for other general corporate purposes. The 3.125% Senior Notes are redeemable at the issuer’s option, in whole or in part, at any time, by paying the greater of 100% of the principal amount to be redeemed and a formula price based on interest rates prevailing at the time of redemption and time remaining to maturity.
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

11. Equity
The following tables summarize the changes in equity (in millions):

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity
Beginning balance	$4,020.6	$311.1	$4,331.7	$3,888.1	$309.4	$4,197.5
Net income	120.6	0.4	121.0	131.6	0.3	131.9
Other comprehensive loss	(0.3)	—	(0.3)	(0.8)	—	(0.8)
Contribution from noncontrolling interest	—	2.4	2.4	—	—	—
Dividends on common stock	(35.5)	—	(35.5)	(36.0)	—	(36.0)
Dividends on $25 par preferred stock	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Share repurchases	(40.6)	—	(40.6)	(115.7)	—	(115.7)
Options exercised and stock subscribed, net of shares withheld for employee taxes	2.9	—	2.9	2.9	—	2.9
Excess tax benefit from share-based compensation	0.2	—	0.2	0.9	—	0.9
Share-based compensation	4.1	—	4.1	3.7	—	3.7
Ending balance	$4,071.9	$313.9	$4,385.8	$3,874.6	$309.7	$4,184.3

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity
Beginning balance	$3,914.3	$310.4	$4,224.7	$3,755.5	$308.6	$4,064.1
Net income	348.5	1.1	349.6	344.2	1.1	345.3
Other comprehensive loss	(1.0)	—	(1.0)	(1.4)	—	(1.4)
Contribution from noncontrolling interest	—	2.4	2.4	—	—	—
Dividends on common stock	(106.7)	—	(106.7)	(108.9)	—	(108.9)
Dividends on $25 par preferred stock	(0.2)	—	(0.2)	(0.2)	—	(0.2)
Share repurchases	(99.8)	—	(99.8)	(136.3)	—	(136.3)
Options exercised and stock subscribed, net of shares withheld for employee taxes	1.8	—	1.8	4.6	—	4.6
Excess tax benefit from share-based compensation	(0.2)	—	(0.2)	5.3	—	5.3
Share-based compensation	15.2	—	15.2	11.8	—	11.8
Ending balance	$4,071.9	$313.9	$4,385.8	$3,874.6	$309.7	$4,184.3
Share Repurchase Program
In May 2015, the Company announced a share repurchase program of up to $500.0 million, which expires on June 30, 2017. Management's assessment of market conditions, available liquidity and other factors will determine the timing and volume of repurchases. During the three months ended September 30, 2016, KCS repurchased 416,000 shares of common stock for $40.6 million at an average price of $97.71 per share. During the nine months ended September 30, 2016, KCS repurchased 1,146,612 shares of common stock for $99.8 million at an average price of $87.11 per share. Since inception of this program, KCS has repurchased 3,280,596 shares of common stock for $294.0 million at an average price of $89.63 per share. The excess of repurchase price over par value is allocated between additional paid-in capital and retained earnings.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Cash Dividends on Common Stock
On August 15, 2016, the Company’s Board of Directors declared a cash dividend of $0.330 per share payable on October 5, 2016, to common stockholders of record as of September 12, 2016. The aggregate amount of the dividends declared for the three and nine months ended September 30, 2016 was $35.5 million and $106.7 million, respectively.
The following table presents the amount of cash dividends declared per common share by the Company’s Board of Directors:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cash dividends declared per common share	$0.330	$0.330	$0.990	$0.990

12. Commitments and Contingencies
Concession Duty. Under KCSM’s 50-year railroad concession from the Mexican government (the “Concession”), which would expire in 2047 unless extended, KCSM pays concession duty expense of 1.25% of gross revenues. For the three and nine months ended September 30, 2016, the concession duty expense, which is recorded within Materials and other in operating expenses, was $3.9 million and $11.2 million, respectively, compared to $4.1 million and $11.8 million for the same periods in 2015.
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
Personal Injury. The Company’s personal injury liability is based on semi-annual actuarial studies performed on an undiscounted basis by an independent third party actuarial firm and reviewed by management. This liability is based on personal injury claims filed and an estimate of claims incurred but not yet reported. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Adjustments to the liability are reflected

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

within operating expenses in the period in which changes to estimates are known. Personal injury claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The personal injury liability as of September 30, 2016, was based on an updated actuarial study of personal injury claims through May 31, 2016, and review of the last four months’ experience.
The personal injury liability activity was as follows (in millions):

	Nine Months Ended September 30,
	2016	2015
Balance at beginning of year	$23.9	$29.3
Accruals	3.6	5.6
Change in estimate	(0.6)	(3.5)
Payments	(2.3)	(4.0)
Balance at end of period	$24.6	$27.4
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
Tax Contingencies. A tax benefit of $1.7 million was recognized in the third quarter relating to a previous uncertain tax position as a result of a lapse of the statute of limitations. The Company has no other remaining uncertain tax positions as of September 30, 2016. Tax returns filed in the U.S. for periods after 2012 and in Mexico for periods after 2008 for KCSM and after 2010 for Mexico subsidiaries other than KCSM remain open to examination by the taxing authorities. The Servicio de Administración Tributaria (the “SAT”), the Mexican equivalent of the IRS, is currently examining the KCSM 2009, 2010 and 2011 Mexico tax returns and the 2013 Mexico tax return of KCSM Servicios, S.A. de C.V. (“KCSM Servicios”), a wholly-owned subsidiary of KCS. An SAT examination was completed during the second quarter without adjustment for the 2012 Mexico tax return of KCSM Servicios. The Company is litigating a Value Added Tax (“VAT”) audit assessment from the SAT for KCSM for the year ended December 31, 2005. While the outcome of this matter cannot be predicted with certainty, the Company does not believe, when resolved, that this dispute will have a material effect on its consolidated financial statements. However, an unexpected adverse resolution could have a material effect on the consolidated financial statements in a particular quarter or fiscal year.
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
Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness or further weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and its operating results. If the financial condition of the Company’s customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate at September 30, 2016.
Panama Canal Railway Company (“PCRC”) Guarantees and Indemnities. At September 30, 2016, the Company had issued and outstanding $5.3 million under a standby letter of credit to fulfill its obligation to fund fifty percent of the debt service reserve and liquidity reserve established by PCRC in connection with the issuance of the 7.0% Senior Secured Notes due November 1, 2026 (the “PCRC Notes”). Additionally, KCS has pledged its shares of PCRC as security for the PCRC Notes.
Mexican Antitrust Review. Pursuant to the Mexican Regulatory Railroad Service Law as recently amended and the new Mexican Antitrust Law, on September 12, 2016, the Mexican government’s antitrust commission (Comisión Federal de Competencia Económica or “COFECE”), announced that it would review competitive conditions in the Mexican railroad industry, with respect to the existence of effective competition in the provision of interconnection services, trackage rights and switching rights used to render public freight transport in Mexico. The COFECE review includes the entire freight rail transportation market in Mexico and is not targeted to any single rail carrier. It is too early to determine what, if any, impact this review may have on Mexican rail operations in the future.
Surface Transportation Board. On July 27, 2016, the Surface Transportation Board issued a Notice of Proposed Rulemaking in Ex Parte 711 (Sub-No.1) Reciprocal Switching proposing rules related to reciprocal switching. Initial comments on the proposed rule are due by October 26, 2016, and replies to the initial comments are due by January 13, 2017. Until the rule has been finalized, KCS cannot determine what effect, if any, the rule will have on its business.

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
The following tables provide information by geographic area (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2016	2015	2016	2015
U.S.	$317.4	$336.4	$896.4	$935.7
Mexico	287.1	295.5	839.3	885.1
Total revenues	$604.5	$631.9	$1,735.7	$1,820.8

Property and equipment (including concession assets), net			September 30, 2016	December 31, 2015
U.S.			$4,865.2	$4,642.6
Mexico			3,086.2	3,062.8
Total property and equipment (including concession assets), net			$7,951.4	$7,705.4

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
As of September 30, 2016, KCS had outstanding $244.8 million principal amount of Floating Rate Senior Notes due October 28, 2016, $257.3 million principal amount of 2.35% Senior Notes due May 15, 2020, $439.1 million principal amount of 3.00% Senior Notes due May 15, 2023, $199.2 million principal amount of 3.85% Senior Notes due November 15, 2023, $250.0 million principal amount of 3.125% Senior Notes due June 1, 2026, $448.7 million principal amount of 4.30% Senior Notes due May 15, 2043 and $499.2 million principal amount of 4.95% Senior Notes due August 15, 2045, which are unsecured obligations of KCS, and are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCSR and certain wholly-owned domestic subsidiaries of KCS.
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

Condensed Consolidating Statements of Comprehensive Income - KCS Notes

	Three Months Ended September 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$289.9	$319.0	$(4.4)	$604.5
Operating expenses	0.9	214.7	193.5	(4.4)	404.7
Operating income (loss)	(0.9)	75.2	125.5	—	199.8
Equity in net earnings of affiliates	119.1	1.7	3.0	(120.3)	3.5
Interest expense	(21.7)	(20.6)	(16.7)	33.8	(25.2)
Foreign exchange loss	—	—	(19.8)	—	(19.8)
Other income (expense), net	26.3	(0.1)	7.1	(33.3)	—
Income before income taxes	122.8	56.2	99.1	(119.8)	158.3
Income tax expense	2.2	19.9	15.2	—	37.3
Net income	120.6	36.3	83.9	(119.8)	121.0
Less: Net income attributable to noncontrolling interest	—	0.4	—	—	0.4
Net income attributable to Kansas City Southern and subsidiaries	120.6	35.9	83.9	(119.8)	120.6
Other comprehensive loss	(0.3)	—	(0.4)	0.4	(0.3)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$120.3	$35.9	$83.5	$(119.4)	$120.3

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Comprehensive Income - KCS Notes—(Continued)

	Three Months Ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$307.4	$329.2	$(4.7)	$631.9
Operating expenses	0.8	204.2	211.7	(4.7)	412.0
Operating income (loss)	(0.8)	103.2	117.5	—	219.9
Equity in net earnings of affiliates	121.1	1.5	4.5	(122.1)	5.0
Interest expense	—	(22.6)	(9.6)	10.3	(21.9)
Foreign exchange loss	—	—	(30.0)	—	(30.0)
Other income (expense), net	10.2	(1.0)	—	(10.3)	(1.1)
Income before income taxes	130.5	81.1	82.4	(122.1)	171.9
Income tax expense (benefit)	(1.1)	30.9	10.2	—	40.0
Net income	131.6	50.2	72.2	(122.1)	131.9
Less: Net income attributable to noncontrolling interest	—	0.3	—	—	0.3
Net income attributable to Kansas City Southern and subsidiaries	131.6	49.9	72.2	(122.1)	131.6
Other comprehensive loss	(0.8)	—	(1.3)	1.3	(0.8)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$130.8	$49.9	$70.9	$(120.8)	$130.8

	Nine Months Ended September 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$817.5	$931.6	$(13.4)	$1,735.7
Operating expenses	3.7	585.1	552.7	(13.4)	1,128.1
Operating income (loss)	(3.7)	232.4	378.9	—	607.6
Equity in net earnings of affiliates	336.3	4.7	9.0	(339.6)	10.4
Interest expense	(61.1)	(63.2)	(46.6)	97.7	(73.2)
Foreign exchange loss	—	—	(47.3)	—	(47.3)
Other income, net	79.1	—	16.9	(96.5)	(0.5)
Income before income taxes	350.6	173.9	310.9	(338.4)	497.0
Income tax expense	2.1	65.9	79.4	—	147.4
Net income	348.5	108.0	231.5	(338.4)	349.6
Less: Net income attributable to noncontrolling interest	—	1.1	—	—	1.1
Net income attributable to Kansas City Southern and subsidiaries	348.5	106.9	231.5	(338.4)	348.5
Other comprehensive loss	(1.0)	—	(1.7)	1.7	(1.0)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$347.5	$106.9	$229.8	$(336.7)	$347.5

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Comprehensive Income - KCS Notes—(Continued)

	Nine Months Ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$852.1	$982.7	$(14.0)	$1,820.8
Operating expenses	3.8	595.8	650.3	(14.0)	1,235.9
Operating income (loss)	(3.8)	256.3	332.4	—	584.9
Equity in net earnings of affiliates	320.3	4.7	13.0	(323.6)	14.4
Interest expense	(0.1)	(62.3)	(29.6)	33.8	(58.2)
Foreign exchange loss	—	—	(52.1)	—	(52.1)
Other income (expense), net	33.6	(2.8)	(0.1)	(33.8)	(3.1)
Income before income taxes	350.0	195.9	263.6	(323.6)	485.9
Income tax expense	5.8	74.7	60.1	—	140.6
Net income	344.2	121.2	203.5	(323.6)	345.3
Less: Net income attributable to noncontrolling interest	—	1.1	—	—	1.1
Net income attributable to Kansas City Southern and subsidiaries	344.2	120.1	203.5	(323.6)	344.2
Other comprehensive loss	(1.4)	—	(2.1)	2.1	(1.4)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$342.8	$120.1	$201.4	$(321.5)	$342.8

Condensed Consolidating Balance Sheets - KCS Notes

	September 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$279.7	$369.3	$366.0	$(246.0)	$769.0
Investments	—	3.9	34.0	—	37.9
Investments in consolidated subsidiaries	3,384.3	491.8	—	(3,876.1)	—
Property and equipment (including concession assets), net	—	4,107.0	3,845.2	(0.8)	7,951.4
Other assets	2,015.5	45.4	254.5	(2,244.2)	71.2
Total assets	$5,679.5	$5,017.4	$4,499.7	$(6,367.1)	$8,829.5
Liabilities and equity:
Current liabilities	$(493.3)	$1,283.6	$209.0	$(247.2)	$752.1
Long-term debt	2,063.6	1,177.4	1,278.9	(2,244.2)	2,275.7
Deferred income taxes	23.0	1,061.1	223.9	—	1,308.0
Other liabilities	3.9	84.2	19.8	—	107.9
Stockholders’ equity	4,082.3	1,097.2	2,768.1	(3,875.7)	4,071.9
Noncontrolling interest	—	313.9	—	—	313.9
Total liabilities and equity	$5,679.5	$5,017.4	$4,499.7	$(6,367.1)	$8,829.5

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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Cash Flows - KCS Notes

	Nine Months Ended September 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$178.4	$380.8	$288.5	$(163.9)	$683.8
Investing activities:
Capital expenditures	—	(269.5)	(135.6)	—	(405.1)
Purchase or replacement of equipment under operating leases	—	(26.6)	—	—	(26.6)
Property investments in MSLLC	—	—	(31.2)	—	(31.2)
Proceeds from repayment of loans to affiliates	6,743.5	—	—	(6,743.5)	—
Loans to affiliates	(6,742.5)	—	—	6,742.5	—
Contribution to consolidated affiliates	(103.4)	(6.5)	—	109.9	—
Other investing activities	—	(9.0)	5.9	—	(3.1)
Net cash used	(102.4)	(311.6)	(160.9)	108.9	(466.0)
Financing activities:
Proceeds from short-term borrowings	6,499.0	243.5	—	(243.5)	6,499.0
Repayment of short-term borrowings	(6,579.3)	—	—	—	(6,579.3)
Proceeds from issuance of long-term debt	248.7	—	—	—	248.7
Repayment of long-term debt	—	(2.6)	(18.2)	—	(20.8)
Dividends paid	(107.2)	—	(162.2)	162.2	(107.2)
Shares repurchased	(99.8)	—	—	—	(99.8)
Proceeds from loans from affiliates	—	6,499.0	—	(6,499.0)	—
Repayment of loans from affiliates	—	(6,743.5)	—	6,743.5	—
Contribution from affiliates	—	103.1	6.8	(109.9)	—
Other financing activities	(1.7)	(0.1)	(1.8)	1.7	(1.9)
Net cash provided (used)	(40.3)	99.4	(175.4)	55.0	(61.3)
Cash and cash equivalents:
Net increase (decrease)	35.7	168.6	(47.8)	—	156.5
At beginning of year	0.2	10.2	126.2	—	136.6
At end of period	$35.9	$178.8	$78.4	$—	$293.1

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Cash Flows - KCS Notes—(Continued)

	Nine Months Ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$25.7	$249.2	$406.1	$(9.8)	$671.2
Investing activities:
Capital expenditures	—	(267.3)	(255.5)	—	(522.8)
Purchase or replacement of equipment under operating leases	—	(81.6)	(61.4)	—	(143.0)
Property investments in MSLLC	—	—	(7.2)	—	(7.2)
Proceeds from repayment of loans to affiliates	205.7	—	—	(205.7)	—
Other investing activities	(0.5)	(6.6)	(14.9)	1.0	(21.0)
Net cash provided (used)	205.2	(355.5)	(339.0)	(204.7)	(694.0)
Financing activities:
Proceeds from short-term borrowings	—	9,605.5	—	—	9,605.5
Repayment of short-term borrowings	—	(9,756.6)	(300.0)	—	(10,056.6)
Proceeds from issuance of long-term debt	—	498.7	40.0	—	538.7
Repayment of long-term debt	—	(2.5)	(57.1)	—	(59.6)
Dividends paid	(104.0)	—	(9.8)	9.8	(104.0)
Shares repurchased	(136.3)	—	—	—	(136.3)
Repayment of loans from affiliates	—	(205.7)	—	205.7	—
Other financing activities	9.5	(5.3)	0.5	(1.0)	3.7
Net cash provided (used)	(230.8)	134.1	(326.4)	214.5	(208.6)
Cash and cash equivalents:
Net increase (decrease)	0.1	27.8	(259.3)	—	(231.4)
At beginning of year	0.2	29.5	318.3	—	348.0
At end of period	$0.3	$57.3	$59.0	$—	$116.6

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

As of September 30, 2016, KCSR had outstanding $0.8 million principal amount of 3.85% Senior Notes due November 15, 2023, $1.3 million principal amount of 4.30% Senior Notes due May 15, 2043 and $0.8 million principal amount of 4.95% Senior Notes due August 15, 2045 (collectively, the “KCSR Notes”) which are unsecured obligations of KCSR, and are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCS and certain wholly-owned domestic subsidiaries. The 4.95% Senior Notes were registered under KCS’s shelf registration filed and automatically effective as of November 20, 2014. KCSR filed a registration statement on Form S-4 with the SEC in connection with an exchange offer with respect to the 3.85% Senior Notes and 4.30% Senior Notes, which was declared effective on May 28, 2014. As a result, the Company is providing the following condensed consolidating financial information (in millions).

Condensed Consolidating Statements of Comprehensive Income - KCSR Notes

	Three Months Ended September 30, 2016
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$283.5	$11.8	$319.0	$(9.8)	$604.5
Operating expenses	0.9	210.1	10.0	193.5	(9.8)	404.7
Operating income (loss)	(0.9)	73.4	1.8	125.5	—	199.8
Equity in net earnings (losses) of affiliates	119.1	(0.3)	1.2	3.0	(119.5)	3.5
Interest expense	(21.7)	(20.6)	—	(16.7)	33.8	(25.2)
Foreign exchange loss	—	—	—	(19.8)	—	(19.8)
Other income (expense), net	26.3	(0.1)	—	7.1	(33.3)	—
Income before income taxes	122.8	52.4	3.0	99.1	(119.0)	158.3
Income tax expense	2.2	18.8	1.1	15.2	—	37.3
Net income	120.6	33.6	1.9	83.9	(119.0)	121.0
Less: Net income attributable to noncontrolling interest	—	—	0.4	—	—	0.4
Net income attributable to Kansas City Southern and subsidiaries	120.6	33.6	1.5	83.9	(119.0)	120.6
Other comprehensive loss	(0.3)	—	—	(0.4)	0.4	(0.3)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$120.3	$33.6	$1.5	$83.5	$(118.6)	$120.3

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Comprehensive Income - KCSR Notes—(Continued)

	Three Months Ended September 30, 2015
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$302.7	$9.5	$329.2	$(9.5)	$631.9
Operating expenses	0.8	199.4	9.6	211.7	(9.5)	412.0
Operating income (loss)	(0.8)	103.3	(0.1)	117.5	—	219.9
Equity in net earnings (losses) of affiliates	121.1	(1.2)	1.0	4.5	(120.4)	5.0
Interest expense	—	(22.6)	—	(9.6)	10.3	(21.9)
Foreign exchange loss	—	—	—	(30.0)	—	(30.0)
Other income (expense), net	10.2	(1.0)	—	—	(10.3)	(1.1)
Income before income taxes	130.5	78.5	0.9	82.4	(120.4)	171.9
Income tax expense (benefit)	(1.1)	30.6	0.3	10.2	—	40.0
Net income	131.6	47.9	0.6	72.2	(120.4)	131.9
Less: Net income attributable to noncontrolling interest	—	—	0.3	—	—	0.3
Net income attributable to Kansas City Southern and subsidiaries	131.6	47.9	0.3	72.2	(120.4)	131.6
Other comprehensive loss	(0.8)	—	—	(1.3)	1.3	(0.8)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$130.8	$47.9	$0.3	$70.9	$(119.1)	$130.8

	Nine Months Ended September 30, 2016
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$798.8	$33.9	$931.6	$(28.6)	$1,735.7
Operating expenses	3.7	571.6	28.7	552.7	(28.6)	1,128.1
Operating income (loss)	(3.7)	227.2	5.2	378.9	—	607.6
Equity in net earnings of affiliates	336.3	—	3.3	9.0	(338.2)	10.4
Interest expense	(61.1)	(63.2)	—	(46.6)	97.7	(73.2)
Foreign exchange loss	—	—	—	(47.3)	—	(47.3)
Other income, net	79.1	—	—	16.9	(96.5)	(0.5)
Income before income taxes	350.6	164.0	8.5	310.9	(337.0)	497.0
Income tax expense	2.1	62.4	3.5	79.4	—	147.4
Net income	348.5	101.6	5.0	231.5	(337.0)	349.6
Less: Net income attributable to noncontrolling interest	—	—	1.1	—	—	1.1
Net income attributable to Kansas City Southern and subsidiaries	348.5	101.6	3.9	231.5	(337.0)	348.5
Other comprehensive loss	(1.0)	—	—	(1.7)	1.7	(1.0)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$347.5	$101.6	$3.9	$229.8	$(335.3)	$347.5

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Comprehensive Income - KCSR Notes—(Continued)

	Nine Months Ended September 30, 2015
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$835.5	$30.4	$982.7	$(27.8)	$1,820.8
Operating expenses	3.8	581.9	27.7	650.3	(27.8)	1,235.9
Operating income (loss)	(3.8)	253.6	2.7	332.4	—	584.9
Equity in net earnings (losses) of affiliates	320.3	(0.9)	3.3	13.0	(321.3)	14.4
Interest expense	(0.1)	(62.3)	—	(29.6)	33.8	(58.2)
Foreign exchange loss	—	—	—	(52.1)	—	(52.1)
Other income (expense), net	33.6	(2.8)	—	(0.1)	(33.8)	(3.1)
Income before income taxes	350.0	187.6	6.0	263.6	(321.3)	485.9
Income tax expense	5.8	72.4	2.3	60.1	—	140.6
Net income	344.2	115.2	3.7	203.5	(321.3)	345.3
Less: Net income attributable to noncontrolling interest	—	—	1.1	—	—	1.1
Net income attributable to Kansas City Southern and subsidiaries	344.2	115.2	2.6	203.5	(321.3)	344.2
Other comprehensive loss	(1.4)	—	—	(2.1)	2.1	(1.4)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$342.8	$115.2	$2.6	$201.4	$(319.2)	$342.8

Condensed Consolidating Balance Sheets - KCSR Notes

	September 30, 2016
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$279.7	$364.7	$5.6	$366.0	$(247.0)	$769.0
Investments	—	3.9	—	34.0	—	37.9
Investments in consolidated subsidiaries	3,384.3	(9.0)	489.7	—	(3,865.0)	—
Property and equipment (including concession assets), net	—	3,926.0	181.0	3,845.2	(0.8)	7,951.4
Other assets	2,015.5	45.3	—	254.5	(2,244.1)	71.2
Total assets	$5,679.5	$4,330.9	$676.3	$4,499.7	$(6,356.9)	$8,829.5
Liabilities and equity:
Current liabilities	$(493.3)	$1,189.6	$94.9	$209.0	$(248.1)	$752.1
Long-term debt	2,063.6	1,177.3	0.1	1,278.9	(2,244.2)	2,275.7
Deferred income taxes	23.0	923.0	138.1	223.9	—	1,308.0
Other liabilities	3.9	84.1	0.1	19.8	—	107.9
Stockholders’ equity	4,082.3	956.9	129.2	2,768.1	(3,864.6)	4,071.9
Noncontrolling interest	—	—	313.9	—	—	313.9
Total liabilities and equity	$5,679.5	$4,330.9	$676.3	$4,499.7	$(6,356.9)	$8,829.5

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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Cash Flows - KCSR Notes

	Nine Months Ended September 30, 2016
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$178.4	$380.2	$0.6	$288.5	$(163.9)	$683.8
Investing activities:
Capital expenditures	—	(269.0)	(0.5)	(135.6)	—	(405.1)
Purchase or replacement of equipment under operating leases	—	(26.6)	—	—	—	(26.6)
Property investments in MSLLC	—	—	—	(31.2)	—	(31.2)
Proceeds from repayment of loans to affiliates	6,743.5	—	—	—	(6,743.5)	—
Loans to affiliates	(6,742.5)	—	—	—	6,742.5	—
Contribution to consolidated affiliates	(103.4)	—	(6.5)	—	109.9	—
Other investing activities	—	(9.0)	—	5.9	—	(3.1)
Net cash used	(102.4)	(304.6)	(7.0)	(160.9)	108.9	(466.0)
Financing activities:
Proceeds from short-term borrowings	6,499.0	243.5	—	—	(243.5)	6,499.0
Repayment of short-term borrowings	(6,579.3)	—	—	—	—	(6,579.3)
Proceeds from issuance of long-term debt	248.7	—	—	—	—	248.7
Repayment of long-term debt	—	(2.5)	(0.1)	(18.2)	—	(20.8)
Dividends paid	(107.2)	—	—	(162.2)	162.2	(107.2)
Shares repurchased	(99.8)	—	—	—	—	(99.8)
Proceeds from loans from affiliates	—	6,499.0	—	—	(6,499.0)	—
Repayment of loans from affiliates	—	(6,743.5)	—	—	6,743.5	—
Contribution from affiliates	—	96.6	6.5	6.8	(109.9)	—
Other financing activities	(1.7)	(0.1)	—	(1.8)	1.7	(1.9)
Net cash provided (used)	(40.3)	93.0	6.4	(175.4)	55.0	(61.3)
Cash and cash equivalents:
Net increase (decrease)	35.7	168.6	—	(47.8)	—	156.5
At beginning of year	0.2	10.1	0.1	126.2	—	136.6
At end of period	$35.9	$178.7	$0.1	$78.4	$—	$293.1

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

Third Quarter Analysis
Revenues decreased 4% for the three months ended September 30, 2016, as compared to the same period in 2015, due to a 4% decrease in carload/unit volumes and a 1% decrease in revenue per carload/unit as a result of the weakening of the Mexican peso against the U.S. dollar and lower fuel surcharge, partially offset by positive pricing impacts.
Operating expenses decreased 2% during the three months ended September 30, 2016, as compared to the same period in 2015, due to the Mexican fuel excise tax credit and the weakening of the Mexican peso against the U.S. dollar, partially offset by higher incentive compensation. Expense reductions resulting from the weakening Mexican peso and lower fuel prices generally offset the revenue reductions driven by these same macroeconomic factors. Operating expenses as a percentage of revenues was 66.9% for the three months ended September 30, 2016, compared to 65.2% for the same period in 2015.
The Company reported quarterly earnings of $1.12 per diluted share on consolidated net income of $120.6 million for the three months ended September 30, 2016, compared to earnings of $1.20 per diluted share on consolidated net income of $131.6 million for the same period in 2015.

Results of Operations
The following summarizes KCS’s consolidated income statement components (in millions):

	Three Months Ended		Change
	September 30,
	2016	2015
Revenues	$604.5	$631.9	$(27.4)
Operating expenses	404.7	412.0	(7.3)
Operating income	199.8	219.9	(20.1)
Equity in net earnings of affiliates	3.5	5.0	(1.5)
Interest expense	(25.2)	(21.9)	(3.3)
Foreign exchange loss	(19.8)	(30.0)	10.2
Other expense, net	—	(1.1)	1.1
Income before income taxes	158.3	171.9	(13.6)
Income tax expense	37.3	40.0	(2.7)
Net income	121.0	131.9	(10.9)
Less: Net income attributable to noncontrolling interest	0.4	0.3	0.1
Net income attributable to Kansas City Southern and subsidiaries	$120.6	$131.6	$(11.0)

	Nine Months Ended		Change
	September 30,
	2016	2015
Revenues	$1,735.7	$1,820.8	$(85.1)
Operating expenses	1,128.1	1,235.9	(107.8)
Operating income	607.6	584.9	22.7
Equity in net earnings of affiliates	10.4	14.4	(4.0)
Interest expense	(73.2)	(58.2)	(15.0)
Foreign exchange loss	(47.3)	(52.1)	4.8
Other expense, net	(0.5)	(3.1)	2.6
Income before income taxes	497.0	485.9	11.1
Income tax expense	147.4	140.6	6.8
Net income	349.6	345.3	4.3
Less: Net income attributable to noncontrolling interest	1.1	1.1	—
Net income attributable to Kansas City Southern and subsidiaries	$348.5	$344.2	$4.3

Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months Ended			Three Months Ended			Three Months Ended
	September 30,			September 30,			September 30,
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Chemical and petroleum	$124.3	$123.0	1%	65.8	68.2	(4%)	$1,889	$1,804	5%
Industrial and consumer products	140.5	150.2	(6%)	79.2	84.2	(6%)	1,774	1,784	(1%)
Agriculture and minerals	113.4	110.6	3%	61.7	62.6	(1%)	1,838	1,767	4%
Energy	62.8	73.7	(15%)	77.9	83.8	(7%)	806	879	(8%)
Intermodal	88.6	95.2	(7%)	240.6	252.7	(5%)	368	377	(2%)
Automotive	51.4	54.6	(6%)	36.5	31.9	14%	1,408	1,712	(18%)
Carload revenues, carloads and units	581.0	607.3	(4%)	561.7	583.4	(4%)	$1,034	$1,041	(1%)
Other revenue	23.5	24.6	(4%)
Total revenues (i)	$604.5	$631.9	(4%)

(i) Included in revenues:
Fuel surcharge	$25.9	$58.3

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Nine Months Ended			Nine Months Ended			Nine Months Ended
	September 30,			September 30,			September 30,
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Chemical and petroleum	$364.0	$353.8	3%	197.8	193.2	2%	$1,840	$1,831	—
Industrial and consumer products	418.0	440.8	(5%)	240.4	248.1	(3%)	1,739	1,777	(2%)
Agriculture and minerals	338.5	320.7	6%	184.6	178.3	4%	1,834	1,799	2%
Energy	142.0	184.5	(23%)	182.5	201.5	(9%)	778	916	(15%)
Intermodal	265.1	288.1	(8%)	712.0	746.0	(5%)	372	386	(4%)
Automotive	137.0	164.0	(16%)	94.4	93.7	1%	1,451	1,750	(17%)
Carload revenues, carloads and units	1,664.6	1,751.9	(5%)	1,611.7	1,660.8	(3%)	$1,033	$1,055	(2%)
Other revenue	71.1	68.9	3%
Total revenues (i)	$1,735.7	$1,820.8	(5%)

(i) Included in revenues:
Fuel surcharge	$76.8	$181.6
Freight revenues include revenue for transportation services and fuel surcharges. For the three months ended September 30, 2016, revenues and carload/unit volumes decreased 4%, compared to the same period in 2015. For the nine months ended September 30, 2016, revenues and carload/unit volumes decreased 5% and 3%, respectively, compared to the same period in 2015. For the three and nine months ended September 30, 2016, revenues decreased by approximately $12.0 million and $49.0 million, respectively, compared to the same periods in 2015, due to the weakening of the Mexican peso against the U.S. dollar for revenue transactions denominated in Mexican pesos. The average exchange rate of Mexican pesos per U.S. dollar was Ps.18.7 and Ps.18.3 for the three and nine months ended September 30, 2016, respectively, compared to Ps.16.4 and Ps.15.5 for the same periods in 2015.
Revenue per carload/unit decreased 1% and 2% for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, due to the weakening of the Mexican peso against the U.S. dollar and lower fuel surcharge, partially offset by positive pricing impacts.

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
For the three and nine months ended September 30, 2016, fuel surcharge revenue decreased $32.4 million and $104.8 million, respectively, compared to the same periods in 2015, due in part to the adjustment of certain line haul rates while reducing or eliminating fuel surcharges on those rates. In addition, fuel surcharge revenue decreased due to lower U.S. fuel prices and the impact of fuel prices falling below fuel price thresholds for certain of KCS’s tariffs and contracts in the nine months ended September 30, 2016.

The following discussion provides an analysis of revenues by commodity group:

Revenues by commodity group for the three months ended September 30, 2016
Chemical and petroleum. Revenues increased $1.3 million for the three months ended September 30, 2016, compared to the same period in 2015, due to a 5% increase in revenue per carload/unit, partially offset by a 4% decrease in carload/unit volumes. Revenue per carload unit increased due to positive pricing impacts and longer average length of haul, partially offset by lower fuel surcharge and the weakening of the Mexican peso against the U.S. dollar. Chemical volumes decreased as a result of a customer’s lost business, partially offset by an increase in plastics volumes due to strong market demand and low commodity pricing environment.
Revenues increased $10.2 million for the nine months ended September 30, 2016, compared to the same period in 2015, due to a 2% increase in carload/unit volumes. Petroleum volumes increased as a result of several customers’ business expansion and plastics volumes increased due to strong market demand and low commodity pricing environment.

Industrial and consumer products. Revenues decreased $9.7 million for the three months ended September 30, 2016, compared to the same period in 2015, due to a 6% decrease in carload/unit volumes and a 1% decrease in revenue per carload/unit. Revenues decreased $22.8 million for the nine months ended September 30, 2016, compared to the same period in 2015, due to a 3% decrease in carload/unit volumes and a 2% decrease in revenue per carload/unit. Paper volumes decreased due to competitive trucking market, global softness in the market, and high inventory levels. Metals and scrap volumes decreased due to a customer’s plant shutdown due to reduced demand. Revenue per carload/unit decreased due to the weakening of the Mexican peso against the U.S. dollar and lower fuel surcharge, partially offset by positive pricing impacts.

Revenues by commodity group for the three months ended September 30, 2016
Agriculture and minerals. Revenues increased $2.8 million for the three months ended September 30, 2016, compared to the same period in 2015, due to a 4% increase in revenue per carload/unit, partially offset by a 1% decrease in carload/unit volumes. Revenues increased $17.8 million for the nine months ended September 30, 2016, compared to the same period in 2015, due to a 4% increase in carload/unit volumes and a 2% increase in revenue per carload/unit. Revenue per carload/unit increased due to longer average length of haul and mix, partially offset by lower fuel surcharge and the weakening of the Mexican peso against the U.S. dollar. For the three months ended September 30, 2016, ores and minerals volumes decreased due to weather related issues in the southeast region of the United States. For the nine months ended September 30, 2016, grain and food products volumes increased due to improved cycle times. In addition, grain volumes increased due to additional equipment capacity, partially offset by a decrease in ores and minerals volumes due to weather related issues in the southeast region of the United States.

Energy. Revenues decreased $10.9 million for the three months ended September 30, 2016, compared to the same period in 2015, due to an 8% decrease in revenue per carload/unit and a 7% decrease in carload/unit volumes. Revenues decreased $42.5 million for the nine months ended September 30, 2016, compared to the same period in 2015, due to a 15% decrease in revenue per carload/unit and a 9% decrease in carload/unit volumes. Revenue per carload/unit decreased due to shorter average length of haul and lower fuel surcharge. Crude oil volumes decreased as a result of low crude oil spreads and increased pipeline capacity. Volumes also decreased as the decline in new crude drilling operations in the U.S. has reduced the demand for frac sand. In addition, low natural gas prices and high coal inventory levels reduced the demand for utility coal in 2016.

Frac Sand
10%
Crude Oil
4%
Coal &
Petroleum
Coke
17%
Utility
Coal
69%

Intermodal. Revenues decreased $6.6 million for the three months ended September 30, 2016, compared to the same period in 2015, due to a 5% decrease in carload/unit volumes and a 2% decrease in revenue per carload/unit. Revenues decreased $23.0 million for the nine months ended September 30, 2016, compared to the same period in 2015, due to a 5% decrease in carload/unit volumes and a 4% decrease in revenue per carload/unit. Volumes decreased due to service disruptions related to the flooding in the southeastern United States earlier in the year and protests in Mexico during July of 2016, increased truck conversion, and high retail inventory levels. Revenue per carload/unit decreased as a result of pricing impacts and shorter average length of haul.
Automotive. Revenues decreased $3.2 million for the three months ended September 30, 2016, compared to the same period in 2015, due to an 18% decrease in revenue per carload/unit, partially offset by a 14% increase in carloads/unit volumes. Revenues decreased $27.0 million for the nine months ended September 30, 2016, compared to the same period in 2015, due to a 17% decrease in revenue per carload/unit, partially offset by a 1% increase in carload/unit volumes. Revenue per carload/unit decreased due to the weakening of the Mexican peso against the U.S. dollar and lower fuel surcharge. For the three and nine months ended September 30, 2016, volumes increased due to 2015 service-related issues and a new customer in 2016. In addition, for the nine months ended September 30, 2016, volume increases were partially offset by customers’ temporary plant shutdowns in the first half of 2016.

Operating Expenses
Operating expenses, as shown below (in millions), decreased $7.3 million and $107.8 million for the three and nine months ended September 30, 2016, compared to the same periods in 2015, due to the Mexican fuel excise tax credit and the weakening of the Mexican peso against the U.S. dollar, partially offset by higher incentive compensation. The weakening of the Mexican peso against the U.S. dollar resulted in expense reductions of approximately $12.0 million and $47.0 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015 for expense transactions denominated in Mexican pesos. The average exchange rate of Mexican pesos per U.S. dollar was Ps.18.7 and Ps.18.3 for the three and nine months ended September 30, 2016, respectively, compared to Ps.16.4 and Ps.15.5 for the same periods in 2015. In addition, operating expenses decreased for the nine months ended September 30, 2016 due to lower U.S. fuel prices and lease termination costs recognized in the first quarter of 2015.

	Three Months Ended
	September 30,		Change
	2016	2015	Dollars	Percent
Compensation and benefits	$127.9	$112.7	$15.2	13%
Purchased services	54.5	57.0	(2.5)	(4%)
Fuel	67.6	78.5	(10.9)	(14%)
Mexican fuel excise tax credit	(15.6)	—	(15.6)	100%
Equipment costs	32.0	31.2	0.8	3%
Depreciation and amortization	76.9	71.4	5.5	8%
Materials and other	61.4	61.2	0.2	—
Total operating expenses	$404.7	$412.0	$(7.3)	(2%)

	Nine Months Ended
	September 30,		Change
	2016	2015	Dollars	Percent
Compensation and benefits	$347.0	$338.3	$8.7	3%
Purchased services	159.1	172.1	(13.0)	(8%)
Fuel	186.0	237.0	(51.0)	(22%)
Mexican fuel excise tax credit	(49.6)	—	(49.6)	100%
Equipment costs	85.9	90.2	(4.3)	(5%)
Depreciation and amortization	226.9	210.7	16.2	8%
Materials and other	172.8	178.0	(5.2)	(3%)
Lease termination costs	—	9.6	(9.6)	(100%)
Total operating expenses	$1,128.1	$1,235.9	$(107.8)	(9%)
Compensation and benefits. Compensation and benefits increased $15.2 million and $8.7 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, due to higher incentive compensation of $16.4 million and $23.6 million, respectively, and annual wage increases of approximately $4.0 million and $10.0 million, respectively. Incentive compensation increased due to changes in estimated achievement of the annual performance target during the third quarter 2016, and higher expected achievement as compared to 2015. These increases were partially offset by the weakening of the Mexican peso of approximately $4.0 million and $15.0 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, and lower U.S. labor costs of approximately $4.0 million and $10.0 million, respectively.
Purchased services. Purchased services expense decreased $2.5 million and $13.0 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, due to the weakening of the Mexican peso and a decrease in carload/volume related expenses in flooded geographical areas. In addition, purchased services decreased for the nine months ended September 30, 2016, due to the renegotiation of maintenance contracts in the second quarter of 2015.
Fuel. Fuel expense decreased $10.9 million for the three months ended September 30, 2016, compared to the same period in 2015, due to the weakening of the Mexican peso of approximately $6.0 million, lower diesel fuel prices of approximately $2.0 million and $1.0 million in the U.S. and Mexico, respectively, and lower consumption of approximately $2.0 million in the U.S. Fuel expense decreased $51.0 million for the nine months ended September 30, 2016, compared to the same period in 2015, due to the weakening of the Mexican peso of approximately $21.0 million, lower diesel fuel prices of approximately $19.0 million and $7.0 million in the U.S. and Mexico, respectively, and lower consumption of approximately $4.0 million in the U.S. The average price per gallon, including the weakening of the Mexican peso, was $1.99 and $1.93 for the three and nine months ended September 30, 2016, respectively, compared to $2.24 and $2.39 for the same periods in 2015.

Mexican fuel excise tax credit. The Mexican fuel excise tax is used by the Mexican government to control fuel price. Mexico is transitioning to market-based fuel pricing, and the transition is expected to be complete in 2018. The implementation of a 2016 fuel excise tax credit for the Mexico railroad industry effectively moves the industry to market-based pricing.
For the three and nine months ended September 30, 2016, the Company recognized a $15.6 million and $49.6 million benefit, respectively, related to a credit available under changes in Mexican law for the excise tax included in the price of fuel that is purchased and consumed in locomotives and certain work equipment in Mexico. The Mexican fuel excise tax credit is realized through the offset of the total 2016 Mexico income tax liability and income tax withholding payment obligations of KCSM, with no carryforward to future periods. The Company expects to recognize a year-to-date benefit of $63.0 million to $65.0 million in 2016, depending on fuel consumption, the excise tax per liter at time of purchase, and the foreign exchange rate. The Company may not be able to fully realize this benefit if the year-end foreign exchange rate of Mexican pesos per U.S. dollar exceeds approximately Ps.23.0.
While currently enacted legislation does not extend the fuel excise tax credit to Mexican railroads beyond 2016, and there can be no assurance that the fuel excise tax credit will be extended, the Company believes it is likely that the Mexican government will extend this credit to the Mexican railroad industry in 2017. Current provisions of Mexico’s 2017 Proposed Tax Reform are consistent with the existing legistlation, and the Mexican Congress is expected to vote on this proposal in the fourth quarter of 2016. The enacted 2017 Tax Reform is subject to miscellaneous rulings from the Mexican Tax authority, which would also be expected in the fourth quarter of 2016.
Equipment costs. Equipment costs increased $0.8 million for the three months ended September 30, 2016, compared to the same period in 2015, due to higher net car hire expense, partially offset by lower lease expense as a result of the purchase of equipment under existing operating leases and replacement equipment as certain operating leases expired. For the nine months ended September 30, 2016, equipment costs decreased $4.3 million, compared to the same period in 2015, due to lower lease expense as a result of the purchase of equipment under existing operating leases and replacement equipment as certain operating leases expired.
Depreciation and amortization. Depreciation and amortization expense increased $5.5 million and $16.2 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, due to a larger asset base.
Materials and other. Materials and other expense was flat for the three months ended September 30, 2016, compared to the same period in 2015. For the nine months ended September 30, 2016, materials and other expense decreased $5.2 million compared to the same period in 2015, due to the weakening of the Mexican peso, lower derailment expenses, the unfavorable settlement of a legal dispute in the third quarter of 2015 and the favorable settlement of a legal dispute in the first quarter of 2016. These decreases were partially offset by increased other casualty expense due to flooding and storm related events, net of insurance recovery receivable, and an increase in environmental liability.
Lease termination costs. Lease termination costs were $9.6 million for the nine months ended September 30, 2015, due to the early termination of certain operating leases and the related purchase of the equipment. The Company did not incur lease termination costs for the three months ended September 30, 2015 or the three and nine months ended September 30, 2016.

Non-Operating Income and Expenses
Equity in net earnings of affiliates. Equity in net earnings from affiliates decreased $1.5 million and $4.0 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, due to lower net earnings from the operations of Panama Canal Railway Company and Ferrocarril y Terminal del Valle de Mexico, S.A. de C.V. as a result of lower volumes.
Interest expense. Interest expense increased $3.3 million and $15.0 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, due to higher average debt balances and average interest rates as a result of the Company’s issuance of debt during the second quarter of 2016. During the three and nine months ended September 30, 2016, the average debt balances (including short-term borrowings) were $2,577.7 million and $2,490.2 million, respectively, compared to $2,290.8 million and $2,211.3 million for the same periods in 2015. The average debt outstanding increased due to the issuance of $250 million senior unsecured notes in May 2016. The net proceeds are intended to be used for the repayment of KCS floating rate notes due October 28, 2016. The average interest rate during the three and nine months ended September 30, 2016 was 4.0%, compared to 3.9% and 3.6% for the same periods in 2015.
Foreign exchange loss. For the three and nine months ended September 30, 2016, foreign exchange loss was $19.8 million and $47.3 million, respectively, compared to $30.0 million and $52.1 million for the same periods in 2015. Foreign exchange loss includes the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos and the loss on foreign currency derivative contracts.

For the three and nine months ended September 30, 2016, the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos resulted in a foreign exchange loss of $3.7 million and $11.5 million, respectively, compared to a foreign exchange loss of $5.1 million and $7.8 million for the same periods in 2015.
The Company enters into foreign currency derivative contracts to hedge its net exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar. For the three and nine months ended September 30, 2016, foreign exchange loss on foreign currency derivative contracts was $16.1 million and $35.8 million, respectively, compared to a foreign exchange loss of $24.9 million and $44.3 million for the same periods in 2015.
Other expense, net. Other expense, net decreased $1.1 million and $2.6 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, due to lower miscellaneous expenses.
Income tax expense. Income tax expense decreased $2.7 million for the three months ended September 30, 2016, compared to the same period in 2015, due to lower pre-tax income. Income tax expense increased $6.8 million for the nine months ended September 30, 2016, compared to the same period in 2015, due to a higher effective tax rate and higher pre-tax income. The components of the effective tax rates for the three and nine months ended September 30, 2016, compared to the same periods in 2015, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Statutory rate in effect	35.0%	35.0%	35.0%	35.0%
Tax effect of:
Difference between U.S. and foreign tax rate	(2.5%)	(2.5%)	(2.8%)	(2.7%)
State and local income tax provision, net	1.4%	1.4%	1.2%	1.4%
Foreign exchange (i)	(8.9%)	(11.4%)	(3.7%)	(5.5%)
Other, net	(1.4%)	0.8%	—	0.7%
Effective tax rate	23.6%	23.3%	29.7%	28.9%

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
The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to debt and equity capital markets, and other available financing resources will be sufficient to fund anticipated operating expenses, capital expenditures, debt service costs, dividends, share repurchases and other commitments in the foreseeable future. The Company’s current financing instruments contain restrictive covenants which limit or preclude certain actions; however, the covenants are structured such that the Company expects to have sufficient flexibility to conduct its operations. The Company was in compliance with all of its debt covenants as of September 30, 2016.
Though KCS’s cash flows from operations are expected to be sufficient to fund operations, capital expenditures, debt service and dividends, the Company may, from time to time, incur debt to refinance existing indebtedness, purchase equipment under operating leases, repurchase shares or fund equipment additions or new investments.
During the nine months of 2016, the Company invested $404.6 million in capital expenditures and purchased $26.6 million of equipment under existing operating leases and replacement equipment as certain operating leases expired.

During the third quarter of 2016, KCS repurchased 416,000 shares of common stock for $40.6 million at an average price of $97.71 per share under the $500.0 million share repurchase program announced in May 2015. During the nine months ended September 30, 2016, KCS repurchased 1,146,612 shares of common stock for $99.8 million at an average price of $87.11 per share. Since inception of this program, KCS has repurchased 3,280,596 shares of common stock for $294.0 million at an average price of $89.63 per share. Remaining share repurchases are expected to be funded by cash on hand, cash generated from operations and debt. Management's assessment of market conditions, available liquidity and other factors will determine the timing and volume of any future repurchases.
During the nine months ended September 30, 2016, the Company’s Board of Directors declared quarterly cash dividends on its common stock of $0.33 per share (total of $106.7 million). Subject to the discretion of the Board of Directors, capital availability and a determination that cash dividends continue to be in the best interest of its stockholders, the Company intends to pay a quarterly dividend on an ongoing basis.
On May 16, 2016, KCS issued $250.0 million principal amount of senior unsecured notes, which bear interest semiannually at a fixed annual rate of 3.125%. The net proceeds from the offering are intended to be used for the repayment of KCS floating rate notes due October 28, 2016. Until maturity of these floating rate notes, the net proceeds were used to repay the outstanding commercial paper issued by KCS and for other general corporate purposes.
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
On September 30, 2016, total available liquidity (the cash balance plus revolving credit facility availability) was $1,093.1 million, compared to availability at December 31, 2015 of $856.6 million. During October 2016, KCS and KCSM floating rate senior notes totaling $250.0 million will mature. The Company expects to repay this obligation upon maturity using available liquidity.
As of September 30, 2016, the total cash and cash equivalents held outside of the U.S. in foreign subsidiaries was $75.1 million. The Company expects that this cash will be available to fund operations without incurring additional taxes.
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

Cash Flow Information
Summary cash flow data follows (in millions):

	Nine Months Ended
	September 30,
	2016	2015
Cash flows provided by (used for):
Operating activities	$683.8	$671.2
Investing activities	(466.0)	(694.0)
Financing activities	(61.3)	(208.6)
Net increase (decrease) in cash and cash equivalents	156.5	(231.4)
Cash and cash equivalents beginning of year	136.6	348.0
Cash and cash equivalents end of period	$293.1	$116.6
Cash flows from operating activities increased $12.6 million for the nine-month period ended September 30, 2016, compared to the same period in 2015, due to increased cash inflows from working capital items resulting mainly from the timing of certain payments. This increase was partially offset by reduced distributions from unconsolidated affiliates received in 2016. Net cash used for investing activities decreased $228.0 million, compared to the same period in 2015, due to a $117.7 million decrease in capital expenditures and a $116.4 million decrease in expenditures for the purchase or replacement of equipment under existing operating leases. Additional information regarding capital expenditures is provided below. During 2016, net financing cash outflows were $61.3 million due to the payment of dividends of $107.2 million, the repurchase of common stock of $99.8 million and the net repayment of short-term borrowings of $80.3 million, partially offset by the net proceeds from long-term debt of $227.9 million. During 2015, net financing cash outflows were $208.6 million due to the net repayment of short-term borrowings of $451.1 million, the repurchase of common stock shares of $136.3 million and the payment of dividends of $104.0 million, partially offset by the net proceeds from long-term debt of $479.1 million.

Capital Expenditures
KCS has funded, and expects to continue to fund capital expenditures with operating cash flows and short and long-term debt.
The following table summarizes capital expenditures by type (in millions):

	Nine Months Ended
	September 30,
	2016	2015
Roadway capital program	$210.3	$222.2
Locomotives and freight cars	65.0	177.9
Capacity	71.8	58.7
Positive train control	34.4	24.3
Information technology	18.0	11.9
Other	5.1	8.3
Total capital expenditures (accrual basis)	404.6	503.3
Change in capital accruals	0.5	19.5
Total cash capital expenditures	$405.1	$522.8

Purchase or replacement of equipment under operating leases (accrual basis)	$26.6	$143.0
Change in capital accruals	—	—
Total cash purchase or replacement of equipment under operating leases	$26.6	$143.0
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

Mexican Antitrust Review. Pursuant to the Mexican Regulatory Railroad Service Law as recently amended and the new Mexican Antitrust Law, on September 12, 2016, the Mexican government’s antitrust commission (Comisión Federal de Competencia Económica or “COFECE”), announced that it would review competitive conditions in the Mexican railroad industry, with respect to the existence of effective competition in the provision of interconnection services, trackage rights and switching rights used to render public freight transport in Mexico. The COFECE review includes the entire freight rail transportation market in Mexico and is not targeted to any single rail carrier. It is too early to determine what, if any, impact this review may have on Mexican rail operations in the future.
Surface Transportation Board. On July 27, 2016, the Surface Transportation Board issued a Notice of Proposed Rulemaking in Ex Parte 711 (Sub-No.1) Reciprocal Switching proposing rules related to reciprocal switching. Initial comments on the proposed rule are due by October 26, 2016, and replies to the initial comments are due by January 13, 2017. Until the rule has been finalized, KCS cannot determine what effect, if any, the rule will have on its business.

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
(b) Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table presents common stock repurchases during each month for the third quarter of 2016:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be purchased under the Plans or Programs (1)
July 1-31, 2016	—	$—	—	$246,599,256
August 1-31, 2016	251,000	$98.78	251,000	$221,805,834
September 1-30, 2016	165,000	$96.08	165,000	$205,953,304
Total	416,000		416,000

(1)
On May 14, 2015, the Company announced that the Board of Directors approved a share repurchase program, pursuant to which up to
$500 million in shares of common stock could be purchased through June 30, 2017.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibits Filed with this Report
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.1.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.2.

32.1	Principal Executive Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.1.

32.2	Principal Financial Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.2.

101
The following unaudited financial information from Kansas City Southern’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on October 18, 2016.

Kansas City Southern

/s/ MICHAEL W. UPCHURCH
Michael W. Upchurch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ MARY K. STADLER
Mary K. Stadler
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)