Form 10-K
period 2016-12-31
KANSAS CITY SOUTHERN
filed 2017-01-27
CIK 54480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant was $9.66 billion at June 30, 2016. There were 106,643,666 shares of $.01 par common stock outstanding at January 20, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
Kansas City Southern’s Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders which will be filed no later than 120 days after December 31, 2016, is incorporated by reference in Part III.

KANSAS CITY SOUTHERN
2016 FORM 10-K ANNUAL REPORT

Item 1.	Business
COMPANY OVERVIEW
Kansas City Southern, a Delaware corporation, is a holding company with domestic and international rail operations in North America that are strategically focused on the growing north/south freight corridor connecting key commercial and industrial markets in the central United States with major industrial cities in Mexico. As used herein, “KCS” or the “Company” may refer to Kansas City Southern or, as the context requires, to one or more subsidiaries of Kansas City Southern. KCS and its subsidiaries had approximately 6,820 employees on December 31, 2016.
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
Other subsidiaries and affiliates of KCS include the following:

•	KCSM Servicios, S.A. de C.V. (“KCSM Servicios”), a wholly-owned and consolidated subsidiary that provides employee services to KCSM;

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

2016 Revenues Business Mix
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

Other
4%
Chemical &
Petroleum
20%
Automotive
8%
Intermodal
15%
Energy
9%
Agriculture &
Minerals
20%
Industrial &
Consumer
Products
24%

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
Energy. The energy sector includes coal, frac sand, petroleum coke and crude oil. KCS hauls unit trains (trains transporting a single commodity from one source to one destination) of coal for nine electric generating plants in the central United States. The coal originates from the Powder River Basin in Wyoming and is interchanged to KCS at Kansas City, Missouri. Coal mined in the midwest United States is transported in non-unit trains to industrial consumers such as paper mills, steel mills, and cement companies. Frac sand originating primarily in Wisconsin, Illinois or Iowa is delivered to transloads located in northeast Texas, northern Louisiana and south Texas for distribution to gas and oil wells in the region. KCS transports petroleum coke from refineries in the United States to cement companies in Mexico as well as to vessels for international distribution through the Pabtex export terminal located in Port Arthur, Texas. The majority of crude by rail business originates in Canada and Utah, with spot shipments coming from west Texas, Colorado and North Dakota, and is delivered to U.S. Gulf Coast refineries and tank farms in Texas, Louisiana, and Alabama.
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
GOVERNMENT REGULATION
The Company’s United States operations are subject to federal, state and local laws and regulations generally applicable to all businesses subject to federal preemption under certain circumstances. Rail operations are also subject to the regulatory jurisdiction of the Surface Transportation Board (“STB”), the Federal Railroad Administration (“FRA”) of the U.S. Department of Transportation (“DOT”), the Occupational Safety and Health Administration (“OSHA”), as well as other federal and state regulatory agencies. The STB has jurisdiction over disputes and complaints involving certain rates, routes and services, the sale or abandonment of rail lines, applications for line extensions and construction, and consolidation or merger with, or acquisition of control of, rail common carriers. DOT and OSHA each has jurisdiction under several federal statutes over a number of safety and health aspects of rail operations, including the transportation of hazardous materials. In 2008, the President of the United States signed the Rail Safety Improvement Act of 2008 into law, which, among other things, revised hours of service for train and certain other employees and mandated implementation of PTC at certain locations by the end of 2015. PTC is a technology designed to help prevent train-to-train collisions, overspeed derailments, incursions into rail work zones, and entry into main line track if a switch is misaligned at certain locations, including main line track where toxic inhalation hazard or poison inhalation hazard movements occur or where passenger operations occur. The Surface Transportation Extension Act of 2015 extended the PTC implementation deadline from the end of 2015 to the end of 2018, conditioned upon the filing of revised PTC Implementation Plans, with a further two-year extension possible subject to review by the DOT. KCS filed a revised PTC Implementation Plan by the statutory due date. PTC will add to operating costs, increase the number of employees the Company employs and require KCS to make significant investments in new safety technology.
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
Primary regulatory jurisdiction for the Company’s Mexican operations is overseen by the new Mexican Agencia Reguladora del Transporte Ferroviario (“Regulatory Agency of Rail Transportation” or “ARTF”). The ARTF establishes regulations concerning railway safety and operations, and is responsible for resolving disputes between railways and between railways and customers. KCSM must register its maximum rates with the ARTF and make regular reports to the ARTF and the Secretaría de Comunicaciones y Transportes (“Secretary of Communications and Transportation” or “SCT”) on investment and traffic volumes. The Company may freely set rates on a non-discriminatory basis. If the ARTF or another party considers there to be no effective competition, they can request an opinion from the Comisión Federal de Competencia Económica (“Mexican Antitrust Commission” or “COFECE”) regarding market conditions. If the COFECE determines that there is no effective competition for particular movements, the ARTF could set fixed maximum rates for those movements.

KCSM holds a concession from the Mexican government until June 2047 (exclusive through 2027, subject to certain trackage and haulage rights granted to other concessionaires), which is renewable under certain conditions for an additional period of up to 50 years (the “Concession”). The Concession authorizes KCSM to provide freight transportation services over north-east rail lines which are a primary commercial corridor of the Mexican railroad system. KCSM is required to provide railroad services to all users on a fair and non-discriminatory basis and in accordance with efficiency and safety standards approved periodically by the Mexican government. KCSM has the right to use, but does not own, all track and buildings that are necessary for the rail lines’ operation. KCSM is obligated to maintain the right of way, track structure, buildings and related maintenance facilities to the operational standards specified in the Concession agreement and to return the assets in that condition at the end of the Concession period. During the Concession period, KCSM is required to pay the Mexican government an annual concession duty equal to 1.25% of gross revenues.
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
Noncompliance with applicable legal provisions may result in the imposition of fines, temporary or permanent shutdown of operations or other injunctive relief, criminal prosecution or, with respect to KCSM, the termination of the Concession. KCS maintains environmental provisions that are believed by management to be appropriate with respect to known and existing environmental contamination of its properties that KCS may be responsible to remedy. In addition, KCS’s subsidiaries are party to contracts and other legally binding obligations by which previous owners of certain facilities now owned by KCS are responsible to remedy contamination of such sites remaining from their previous ownership. There are currently no material legal or administrative proceedings pending against the Company with respect to any environmental matters and management does not believe that continued compliance with environmental laws will have any material adverse effect on the Company’s consolidated financial statements. KCS cannot predict the effect, if any, that unidentified environmental matters or the adoption of additional or more stringent environmental laws and regulations would have on the Company’s consolidated financial statements.
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

RAIL SECURITY
The Company and its rail subsidiaries have continued to research, develop and implement multidisciplinary approaches to secure the Company’s assets and personnel against transnational criminal organizations that actively target transportation networks. In addition, the Company has developed a variety of vertically integrated strategies to mitigate the risk terrorist attacks could pose to the Company, its personnel and assets. Many of the specific measures the Company utilizes for these efforts are required to be kept confidential through arrangements with government agencies, such as the Department of Homeland Security (“DHS”), or through jointly-developed and implemented strategies and plans with connecting carriers.
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
The Company’s security activities range from periodically providing security awareness updates to KCS employees and including safety and security information on the Company’s internet website (which can be found under the “Corporate Responsibility” tab at www.kcsouthern.com) to its ongoing implementation of security plans for rail facilities in areas labeled by the DHS as High Threat Urban Areas (“HTUAs”). The Company’s other activities to bolster security against terrorism include, but are not limited to, the following:

•	Conferring regularly with other railroads’ security personnel and with industry experts on security issues;

•	Routing shipments of certain chemicals, which might be toxic if inhaled, pursuant to federal regulations;

•	Initiating a series of over 20 voluntary action items agreed to between AAR and DHS as enhancing security in the rail industry;

•	Conducting constant and targeted security training as part of the scheduled training for operating employees and managers;

•	Development of smartphone applications to ensure immediate information, live video and pictures from security supervisors and protection assets pertaining to potential operational risks;

•	Developing a multi-layered security model using high-speed digital imaging, system velocity and covert and overt security filters to mitigate the risk of illicit activity;

•	Measuring key security metrics to ensure positive risk mitigation and product integrity trends;

•	Performing constant due diligence with the existing security model and by benchmarking rail security on a world-wide basis to monitor threat streams related to rail incidents;

•
Implementation of a Tactical Intelligence Center by KCSM, constant training with core members in new technology helping to prevent, detect, deter, deny and respond to potentially illicit activities; and

•
Deployment of an array of non-intrusive technologies including, but not limited to, digital video surveillance and analytics as part of an intelligent video security solution, including a Closed Circuit Television platform with geo-fencing for intrusion detection, to allow for remote viewing access to monitor ports of entry, intermodal and rail yards.

In addition, the Company utilizes dedicated security personnel with extensive special operations forces, intelligence, and law enforcement backgrounds to oversee the ongoing and increasingly complex security efforts of the Company in both the United States and Mexico. While the risk of theft and vandalism is higher in Mexico, KCSM remains among the safest methods of transportation for freight shipments in Mexico. KCSM’s record in rail safety is due in large part to the implementation of a multi-layered safety and security process throughout the KCSM network. In addition to having its own internal system, the process is connected to, and supported by a high level of federal, state and local law enforcement. A primary focus of this effort involves maintaining constant due diligence, intelligence and counter intelligence operations, technology reporting applications and active vigilance while enhancing overall system velocity, which reduces the residual risk for incidents to occur.

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
COLLECTIVE BARGAINING
Approximately 75% of KCSR employees are covered by collective bargaining agreements. These agreements do not have expiration dates, but rather remain in place until modified by subsequent agreements. KCSR participates in industry-wide multi-employer bargaining as a member of the National Carriers’ Conference Committee, as well as local bargaining for agreements that are limited to KCSR's property. Multi-employer agreements are subject to a procedure that allows requests for changes to be served every five years. The last amendments to the collective bargaining agreements with all of the participating unions were reached and ratified during 2011 and the first half of 2012, and were retroactive to January 1, 2010. The current round of multi-employer bargaining began on January 1, 2015. The subjects of bargaining primarily concern salary and benefits payable to the various union employees. The union labor negotiation has not historically resulted in any strike, lock-out, or other disruption in the Company’s business operations. The Company does not believe the expected settlements will have a material impact on the consolidated financial statements.
KCSM Servicios union employees are covered by one labor agreement, which was signed on April 16, 2012, between KCSM Servicios and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (“Mexican Railroad Union”), for an indefinite period of time, for the purpose of regulating the relationship between the parties. Approximately 80% of KCSM Servicios employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other benefits are subject to negotiation every two years. The union labor negotiations with the Mexican Railroad Union have not historically resulted in any strike, boycott or other disruption in KCSM’s business operations. On November 4, 2016, the compensation terms covering the period from July 1, 2016 through June 30, 2017, were finalized between KCSM Servicios and the Mexican Railroad Union. The finalization of the compensation terms did not have a significant effect on the Company’s consolidated financial statements.
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
Patrick J. Ottensmeyer — President and Chief Executive Officer— 59 — Served in this capacity since July 1, 2016. Mr. Ottensmeyer has been a director of KCS since July 1, 2016 and served as President of KCS since March 1, 2015. He served as Executive Vice President Sales and Marketing of KCS from October 16, 2008 through March 1, 2015. Mr. Ottensmeyer joined KCS in May 2006 as Executive Vice President and Chief Financial Officer. Prior to joining KCS, Mr. Ottensmeyer served as Chief Financial Officer of Intranasal Therapeutics, Inc. from 2001 to May 2006. From 2000 to 2001, he served as Corporate Vice President Finance and Treasurer for Dade-Behring Holdings, Inc. From 1993 to 1999, Mr. Ottensmeyer served as Vice President Finance and Treasurer at Burlington Northern Santa Fe Corporation and BNSF Railway and their predecessor companies.
Warren K. Erdman — Executive Vice President — Administration and Corporate Affairs — 58 — Served in this capacity since April 2010. Mr. Erdman served as Executive Vice President — Corporate Affairs from October 2007 until April 2010. He served as Senior Vice President — Corporate Affairs of KCS and KCSR from January 2006 to September 2007. Mr. Erdman served as Vice President — Corporate Affairs of KCS from April 15, 1997 to December 31, 2005 and as Vice President — Corporate Affairs of KCSR from May 1997 to December 31, 2005. Prior to joining KCS, Mr. Erdman served as Chief of Staff to United States Senator Kit Bond of Missouri from 1987 to 1997.
Brian D. Hancock — Executive Vice President and Chief Marketing Officer — 51 — Served in this capacity since joining KCS in August 2015. Prior to joining KCS, Mr. Hancock served as Senior Vice President of Supply Chain for Family

Dollar Stores, Inc. from 2013 to July 2015. From 2011 to 2013, Mr. Hancock served as President – North America for The Martin – Brower Company, L.L.C. From 2005 to 2011, he served as Vice President – Global Supply Chain for Whirlpool Corporation.
Jeffrey M. Songer — Executive Vice President and Chief Operating Officer — 47 — Served in this capacity since March 2016. Mr Songer served as Senior Vice President Engineering and Chief Transportation Officer of the Company from August 2014 to February 2016 and as Vice President and Chief Engineer for KCSR from June 2012 to July 2014. Prior to serving as KCSR’s Vice President and Chief Engineer, Mr. Songer served as Assistant Vice President — Engineering and Planning from March 2011 to June 2012, and as its General Director — Planning, Scheduling & Administration from January 2007 to March 2011.
Michael W. Upchurch — Executive Vice President and Chief Financial Officer — 56 — Served in this capacity since October 16, 2008. Mr. Upchurch joined KCS in March 2008 as Senior Vice President Purchasing and Financial Management. From 1990 through September 2006, Mr. Upchurch served in various senior financial leadership positions at Sprint Nextel Corporation and its predecessor, Sprint Corporation, including Senior Vice President Financial Operations, Senior Vice President Finance Sprint Business Solutions and Senior Vice President Finance Long Distance Division.
José Guillermo Zozaya Delano — President and Executive Representative — KCSM — 64 — Served in this position since April 20, 2006. Mr. Zozaya has 35 years of experience in law and government relations, most recently as the Legal and Government Relations Director for ExxonMobil México, S.A. de C.V., where he spent nine years prior to joining KCSM.
Lora S. Cheatum — Senior Vice President — Human Resources — 60 — Served in this capacity since joining KCS in October 2014. Ms. Cheatum previously served as Senior Vice President Global Human Resources of Layne Christensen from 2012 to October 2014. From 2010 to 2012, she served as Director — Field Operations at Fitness Together Holdings, Inc. Ms. Cheatum spent nine years with Kansas City Power & Light, from 2001 to 2010, where she was Vice President of Procurement and previously as Vice President Human Resources.
Michael J. Naatz — Senior Vice President Operations Support and Chief Information Officer — 51 — Served in this capacity since August 2014. Mr. Naatz served as Senior Vice President and Chief Information Officer of the Company from May 2012 to July 2014. Prior to joining KCS, Mr. Naatz served as President of USF Holland, a YRC Worldwide, Inc. (“YRCW”) company, from 2011 to May 2012. From 2010 to 2011, Mr. Naatz served as President and Chief Customer Officer - Customer Care Division at YRCW. From 2008 to 2010, he served as Executive Vice President and Chief Information & Service Officer at YRCW. From 2005 to 2007, he served as President — Enterprise Services Division at YRCW. From 1994 to 2005, he held various leadership positions with USF Corporation.
Mary K. Stadler — Senior Vice President and Chief Accounting Officer — 57 — Served in this capacity since March 2, 2009. From April 1990 through August 2008, Ms. Stadler served in various finance leadership positions at Sprint Nextel Corporation and its predecessor, Sprint Corporation, most recently as Vice President — Assistant Controller.
William J. Wochner — Senior Vice President and Chief Legal Officer — 69 — Served in this capacity since February 2007. He served as Vice President and Interim General Counsel from December 2006 to January 2007. From September 2006 to December 2006, Mr. Wochner served as Vice President and Associate General Counsel. From March 2005 to September 2006, Mr. Wochner served as Vice President Sales and Marketing/Contracts for KCSR. From February 1993 to March 2005, Mr. Wochner served as Vice President and General Solicitor of KCSR.
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
Amendments to the Mexican Regulatory Railroad Service Law became effective in January 2015 and the new Mexican antitrust legislation became effective in July 2014. Under Article 47 of the Mexican Regulatory Railroad Service Law and its regulations, if the COFECE determines that effective competition does not exist, then the ARTF has authority to impose new limited mandatory trackage rights and/or rate regulation.
COFECE´s antitrust review is underway. The purpose of that review is to determine whether or not there is “effective competition” in the rail markets for interconnection services, switching rights and trackage rights. The COFECE review includes the entire freight rail transportation market in Mexico and is not targeted to any single rail carrier. Notwithstanding that, it is too early to determine what, if any, impact this review may have on Mexican rail operations in the future, if the COFECE determines there is a lack of effective competition, it could request the ARTF to establish new limited mandatory trackage rights and/or rate regulation under the Amendments to the Mexican Regulatory Railroad Service Law. COFECE has extended its own preliminary report deadline to January 30, 2017.
COFECE has not published guidelines regarding the factors that constitute a lack of competition. It is, therefore, unclear under what particular circumstances COFECE would deem a lack of competition to exist. If the ARTF intervenes and imposes remedies, it may negatively impact profitability.
As part of the Rail Safety Improvement Act of 2008 in the United States, Class I railroad carriers and passenger and commuter rail operators must implement PTC, a technology designed to help prevent train-to-train collisions, overspeed derailments, incursions into rail work zones, and entry into main line track if a switch is misaligned. PTC is required to be implemented at certain locations, including main line track where toxic inhalation hazard movements regularly occur or where passenger operations occur. The Surface Transportation Extension Act of 2015 extended the PTC implementation deadline from the end of 2015 to the end of 2018, conditioned upon the filing of revised PTC Implementation Plans, with a further two-year extension possible subject to review by the Department of Transportation. KCS filed a revised PTC Implementation Plan by the statutory due date. PTC will add to operating costs, increase the number of employees the Company employs and require KCS to make significant investments in new safety technology. KCS’s failure to meet deadlines, including any extension, could result in fines, service interruptions or penalties and could have a material adverse effect on the Company’s consolidated financial statements.
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
KCSM operates under the Concession granted by the Mexican government until June 2047, which is renewable for an additional period of up to 50 years, subject to certain conditions. The Concession gives KCSM exclusive rights to provide freight transportation services over its rail lines for the first 30 years of the 50-year Concession, subject to certain trackage and haulage rights granted to other concessionaires. The SCT and ARTF, which are principally responsible for regulating railroad services in Mexico, have broad powers to monitor KCSM’s compliance with the Concession, and they can require KCSM to supply them with any technical, administrative and financial information they request. Among other obligations, KCSM must comply with the investment commitments established in its business plan, which forms an integral part of the Concession, and must update the plan every three years. The SCT treats KCSM’s business plans confidentially. The SCT and ARTF also monitor KCSM’s compliance with efficiency and safety standards established in the Concession. The SCT and ARTF review, and may amend, these standards from time to time.
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
The Mexican government may also temporarily seize control of KCSM’s rail lines and its assets in the event of a natural disaster, war, significant public disturbance or imminent danger to the domestic peace or economy. In such a case, the SCT may restrict KCSM’s ability to exploit the Concession in such manner as the SCT deems necessary under the circumstances, but only for the duration of any of the foregoing events. Mexican law requires that the Mexican government pay compensation if it effects a statutory appropriation for reasons of the public interest. With respect to a temporary seizure due to any cause other than international war, the Mexican Regulatory Railroad Service Law and regulations provide that the Mexican government will indemnify an affected concessionaire for an amount equal to damages caused and losses suffered. However, these payments may not be sufficient to compensate KCSM for its losses and may not be made timely.
The SCT may revoke the Concession if KCSM is sanctioned on a specified number of occasions for any of the following: unjustly interrupting the operation of its rail lines or for charging rates higher than those it has registered with the ARTF; unlawfully restricting the ability of other Mexican rail operators to use its rail lines; failing to make payments for damages caused during the performance of services; failing to comply with any term or condition of the Mexican Regulatory Railroad Service Law and regulations or the Concession; failing to make the capital investments required under its three-year business plan filed with the SCT; or failing to maintain an obligations compliance bond and insurance coverage as specified in the Mexican Regulatory Railroad Service Law and regulations. In addition, the Concession would revoke automatically if KCSM changes its nationality or assigns or creates any lien on the Concession, or if there is a change in control of KCSM without the

SCT’s approval. The SCT may also terminate the Concession as a result of KCSM’s surrender of its rights under the Concession, or for reasons of public interest or upon KCSM’s liquidation or bankruptcy. If the Concession is terminated or revoked by the SCT for any reason, KCSM would receive no compensation and its interest in its rail lines and all other fixtures covered by the Concession, as well as all improvements made by it, would revert to the Mexican government. Revocation or termination of the Concession could adversely affect the Company’s consolidated financial statements.
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
U.S. President Donald J. Trump, certain members of the U.S. House of Representatives, and key U.S. administrative officials and policy makers have suggested renegotiation of NAFTA and the implementation of tariffs, border taxes or other measures that could impact the level of trade between the U.S. and Mexico. Any such proposal or measure could negatively impact KCS customers and the volume of rail shipments, and could have a material adverse effect on KCS’s consolidated financial statements.
Additionally, fluctuations in the peso-dollar exchange rates could lead to shifts in the types and volumes of Mexican imports and exports. Although a decrease in the level of exports of some of the commodities that KCSM transports to the United States may be offset by a subsequent increase in imports of other commodities KCSM hauls into Mexico and vice versa, any offsetting increase might not occur on a timely basis, if at all. Future developments in United States-Mexican trade beyond the Company’s control may result in a reduction of freight volumes or in an unfavorable shift in the mix of products and commodities KCSM carries.
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
KCS relies on information technology in all aspects of its business. A significant disruption or failure of its information technology systems, including its computer hardware, software, communications equipment, wayside equipment or locomotive onboard equipment could result in service interruptions, safety failures, security failures, regulatory compliance failures or other operational difficulties.
The security risks associated with information technology systems have increased in recent years because of the increased sophistication, activities and evolving techniques of perpetrators of cyber attacks. A failure in or breach of KCS’s information technology security systems, or those of its third party service providers, as a result of cyber attacks or unauthorized access to its network could disrupt KCS’s business, result in the disclosure or misuse of confidential or proprietary information, increase its costs and/or cause losses and reputational damage. KCS also confronts the risk that a terrorist or nation-state sponsored group may seek to use its property, including KCS’s information technology systems, to inflict major harm.

A significant disruption, failure or unauthorized access of KCS’s information technology system could have a material adverse effect on KCS’s consolidated financial statements.
Capacity constraints could adversely affect service and operating efficiency.
KCS may experience capacity constraints due to increased demand for rail services, unavailability of equipment, crew shortages, or extreme weather. Also, due to the interconnectivity between all railroads, especially in the U.S., congestion on other railroads could result in operational inefficiencies for KCS.
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
The railroad industry is dominated by a few large carriers. These larger railroads could attempt to use their size and pricing power to block other railroads’ access to gateways and routing options that are currently and have historically been available. In addition, if there is future consolidation in the railroad industry in the United States or Mexico, there can be no assurance that it will not have an adverse effect on the Company’s consolidated financial statements.
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
A key part of KCS’s growth strategy is based upon the conversion of truck traffic to rail. There can be no assurance the Company will succeed in its efforts to convert traffic from truck to rail transport or that the customers already converted will be retained. If the railroad industry in general is unable to preserve its competitive advantages vis-à-vis the trucking industry, revenue growth could be adversely affected. Additionally, revenue growth could be affected by, among other factors, an expansion in the availability, or an improvement in the quality, of the trucking services offered by carriers resulting from regulatory and administrative interpretations and implementation of certain provisions of NAFTA, and KCS’s inability to grow its existing customer base and capture additional cargo transport market share because of competition from the shipping industry and other railroads.
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
KCS’s inadvertent failure or inability to comply with applicable environmental laws and regulations could have a material adverse effect on the Company’s consolidated financial statements and operations, including fines, penalties, or limitations on operating activities until compliance with applicable requirements is achieved. Government entities may change the legislative or regulatory framework within which the Company operates without providing any recourse for any adverse effects on the Company’s business that occur as a result of such change. Additionally, some of the regulations require KCS to obtain and maintain various licenses, permits and other authorizations. Any failure to obtain or maintain these licenses, permits, and other authorizations could adversely affect KCS’s business operations.

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
KCS currently meets fuel requirements for its Mexican operations through purchases from PEMEX Refinación (“PEMEX”), the national oil company of Mexico, and other authorized fuel distributors of PEMEX fuel around the country. If PEMEX were to experience significant operational difficulties not quickly resolved, the Mexican operations could be materially adversely affected.
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
The Company is a party to collective bargaining agreements with various labor unions in the United States and Mexico. As of December 31, 2016, approximately 75% and 80% of KCSR and KCSM Servicios employees, respectively, were covered by labor contracts subject to collective bargaining. The Company may be subject to, among other things, strikes, work stoppages or work slowdowns as a result of disputes under these collective bargaining agreements and labor contracts or KCS’s potential inability to negotiate acceptable contracts with these unions. In the United States, because such agreements are generally negotiated on an industry-wide basis, determination of the terms and conditions of labor agreements have been and could continue to be beyond KCS’s control. KCS may, therefore, be subject to terms and conditions in industry-wide labor agreements that could have a material adverse effect on its consolidated financial statements. If the unionized workers in the United States or Mexico were to engage in a strike, work stoppage or other slowdown; if other employees were to become unionized or if the terms and conditions in future labor agreements were renegotiated, KCS could experience a significant disruption of its operations and higher ongoing labor costs. Although the U.S. Railway Labor Act imposes restrictions on the right of United States railway workers to strike, there is no law in Mexico imposing similar restrictions on the right of railway workers in that country to strike.

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
Under its Concession from the Mexican government, KCSM has the right to operate approximately 3,200 route miles, but does not own the land, roadway, or associated structures, and additionally has approximately 550 miles of trackage rights. The Concession requires KCSM to make investments as described in a business plan filed every three years with the Mexican government. See Item 1A, “Risk Factors — KCSM’s Mexican Concession is subject to revocation or termination in certain circumstances which would prevent KCSM from operating its railroad and would have a material adverse effect on the Company’s consolidated financial statements.”

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
Port

Equipment Configuration
As of December 31, 2016 and 2015, KCS owned and leased the following units of equipment:

	2016			2015
	Owned	Leased	Total	Owned	Leased	Total
Freight Cars:
Box cars	3,212	2,105	5,317	3,003	3,359	6,362
Hoppers (covered and open top)	4,333	2,030	6,363	4,048	2,116	6,164
Gondolas	2,789	1,295	4,084	2,798	1,365	4,163
Automotive	2,483	768	3,251	2,084	808	2,892
Flat cars (intermodal and other)	851	97	948	807	82	889
Tank cars	4	645	649	6	651	657
Total	13,672	6,940	20,612	12,746	8,381	21,127

Locomotives:
Freight	736	121	857	736	121	857
Switching	187	—	187	187	—	187
Total	923	121	1,044	923	121	1,044

Average Age (in Years) of Owned and Leased Locomotives:	2016	2015
Freight	15.0	14.0
Switching	41.0	40.0
All locomotives	19.7	18.7
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
Capital Expenditures
The Company’s cash capital expenditures for the three years ended December 31, 2016, 2015, and 2014, and planned 2017 capital expenditures are included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Expenditures”. See also Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Capitalization, Depreciation and Amortization of Property and Equipment (including Concession Assets)” regarding the Company’s policies and guidelines related to capital expenditures.

Item 3.	Legal Proceedings
The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. For more information on legal proceedings, see Item 1A, “Risk Factors — KCS may be subject to various claims and litigation that could have a material adverse effect on KCS’s consolidated financial statements,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations  — “Other Matters — Litigation,” and Item 8, “Financial Statements and Supplementary Data — Note 16 Commitments and Contingencies.”

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

	Fourth	Third	Second	First
2016
Dividends per share:
Common stock	$0.33	$0.33	$0.33	$0.33
$25 par preferred stock	0.25	0.25	0.25	0.25

Stock price ranges:
$25 par preferred:
— High	$31.10	$29.54	$29.00	$27.30
— Low	25.52	26.40	25.70	25.31
Common:
— High	$96.83	$100.69	$98.99	$88.84
— Low	79.30	86.52	83.00	62.20

2015
Dividends per share:
Common stock	$0.33	$0.33	$0.33	$0.33
$25 par preferred stock	0.25	0.25	0.25	0.25

Stock price ranges:
$25 par preferred:
— High	$27.10	$29.00	$28.90	$29.75
— Low	25.37	25.25	25.25	27.02
Common:
— High	$100.40	$101.24	$108.29	$122.90
— Low	69.70	86.38	90.02	101.14
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
Holders
There were 2,229 record holders of KCS common stock on January 20, 2017; however, the number of actual holders of KCS common stock is greater due to the practice of brokerage firms registering many shares for clients in the brokerage firm’s name.

Securities Authorized for Issuance Under Equity Compensation Plans
See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information about securities authorized for issuance under KCS’s equity compensation plans.
Performance Graph
The following graph shows the changes in value over the five years ended December 31, 2016, of an assumed investment of $100 in: (i) KCS’s common stock; (ii) the stocks that comprise the Dow Jones U.S. Industrial Transportation Index; and (iii) the stocks that comprise the S&P 500 Index. The table following the graph shows the value of those investments on December 31 for each of the years indicated. The values for the assumed investments depicted on the graph and in the table have been calculated assuming that any cash dividends are reinvested.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Among Kansas City Southern, the S&P 500 Index
and the Dow Jones U.S. Industrial Transportation Index

	2011	2012	2013	2014	2015	2016
Kansas City Southern	$100.00	$124.04	$185.44	$184.61	$114.59	$132.18
S&P 500 (1)	100.00	116.00	153.58	174.60	117.01	198.18
Dow Jones U.S. Industrial Transportation (2)	100.00	106.86	150.58	183.22	142.63	184.72
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

Purchases of Equity Securities
On May 14, 2015, the Company announced that the Board of Directors approved a share repurchase program, pursuant to which up to $500 million in shares of common stock could be purchased through June 30, 2017. During 2016, KCS repurchased 2,127,612 shares of common stock for $185.4 million at an average price of $87.15 per share under this program. The following table presents common stock repurchases during each month for the fourth quarter of 2016:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be purchased under the Plans or Programs
October 1-31, 2016	219,000	$89.87	219,000	$186,270,801
November 1-30, 2016	572,000	$86.61	572,000	$136,727,495
December 1-31, 2016	190,000	$85.82	190,000	$120,420,941
Total	981,000		981,000

Item 6.	Selected Financial Data
The selected financial data below (in millions, except per share amounts) should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this Form 10-K as well as the consolidated financial statements and the related notes.

	2016	2015	2014	2013	2012
Earnings From Continuing Operations
Revenues	$2,334.2	$2,418.8	$2,577.1	$2,369.3	$2,238.6
Operating expenses (i) (ii) (iii)	1,515.7	1,615.0	1,768.0	1,630.7	1,522.7
Operating income	$818.5	$803.8	$809.1	$738.6	$715.9
Net income (iv)	$479.9	$485.3	$504.3	$353.3	$379.4
Earnings per common share:
Basic	$4.44	$4.41	$4.56	$3.19	$3.44
Diluted	4.43	4.40	4.55	3.18	3.43
Financial Position
Total assets	$8,817.5	$8,341.0	$7,976.4	$7,283.7	$6,284.7
Total long-term debt obligations, including current portion and short-term borrowings	2,478.2	2,401.1	2,301.4	2,168.8	1,588.7
Total stockholders’ equity	4,089.9	3,914.3	3,755.5	3,370.6	3,096.6
Total equity	4,404.5	4,224.7	4,064.1	3,676.6	3,400.7
Other Data Per Common Share
Cash dividends declared per common share	$1.32	$1.32	$1.12	$0.86	$0.78
_____________________

(i)
During 2016, the Company recognized a $62.8 million credit available under changes in Mexican law for the excise tax included in the price of fuel that is purchased and consumed in locomotives and certain work equipment in Mexico.

(ii)
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

(iv)
During 2015, 2014, 2013 and 2012, the Company recognized pre-tax debt retirement and exchange costs of $7.6 million, $6.6 million, $119.2 million and $20.1 million, respectively, related to debt restructuring activities that occurred during the periods.

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

•	compliance with environmental regulations;

•	disruption in fuel supplies, changes in fuel prices and the Company’s ability to recapture its costs of fuel from customers;

•	material adverse changes in economic and industry conditions, including the availability of short and long-term financing, both within the United States and Mexico and globally;

•	market and regulatory responses to climate change;

•	changes in labor costs and labor difficulties, including strikes and work stoppages affecting either operations or customers’ abilities to deliver goods for shipment;

•	KCS’s reliance on certain key suppliers of core rail equipment;

•	availability of qualified personnel; and

•	acts of terrorism, war or other acts of violence or crime or risk of such activities.
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
CORPORATE OVERVIEW
Kansas City Southern, a Delaware corporation, is a transportation holding company that has railroad investments in the U.S., Mexico and Panama. In the U.S., the Company serves the central and south central U.S. Its international holdings serve northeastern and central Mexico and the port cities of Lazaro Cardenas, Tampico and Veracruz, and a fifty percent interest in Panama Canal Railway Company provides ocean-to-ocean freight and passenger service along the Panama Canal. KCS’s North American rail holdings and strategic alliances are primary components of a NAFTA railway system, linking the commercial and industrial centers of the U.S., Canada and Mexico. Its principal subsidiaries and affiliates include the following:

•	The Kansas City Southern Railway Company (“KCSR”), a wholly-owned subsidiary;

•	Kansas City Southern de México, S.A. de C.V. (“KCSM”), a wholly-owned subsidiary;

•	Mexrail, Inc. (“Mexrail”), a wholly-owned consolidated subsidiary; which, in turn, wholly owns The Texas Mexican Railway Company (“Tex-Mex”);

•	KCSM Servicios, S.A. de C.V. (“KCSM Servicios”), a wholly-owned subsidiary;

•	Meridian Speedway, LLC (“MSLLC”), a seventy percent-owned consolidated affiliate;

•	Panama Canal Railway Company (“PCRC”), a fifty percent-owned unconsolidated affiliate,

•	Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”), a twenty-five percent-owned unconsolidated affiliate; and

•	PTC-220, LLC (“PTC-220”), a fourteen percent-owned unconsolidated affiliate .
EXECUTIVE SUMMARY
2016 Financial Overview
Revenues in 2016 decreased 3% from 2015, due to a 2% decrease in revenue per carload/unit and carload/unit volumes. Revenue per carload/unit decreased due to the weakening of the Mexican peso against the U.S. dollar and lower fuel surcharge, partially offset by positive pricing impacts. Energy revenue decreased by $49.6 million due to lower volumes in crude oil as a result of low crude oil spreads and increased pipeline capacity. Volumes also decreased as the decline in new crude drilling operations in the U.S. has reduced the demand for frac sand. In addition, low natural gas prices and high coal inventory levels reduced the demand for utility coal in 2016.
Operating expenses decreased 6% compared to 2015, due to a $62.8 million Mexican fuel excise tax credit recognized in 2016, the weakening of the Mexican peso against the U.S. dollar and lower fuel prices. Expense reductions resulting from the weakening Mexican peso and lower fuel prices largely offset the revenue reductions driven by these same macroeconomic factors. These expense reductions were partially offset by higher incentive compensation and increased depreciation expense. Operating expenses as a percentage of revenues decreased to 64.9% in 2016 from 66.8% in 2015.
In 2016, the Company invested $584.0 million in capital expenditures. In addition, the Company purchased $26.6 million of equipment under existing operating leases or replacement equipment as certain operating leases expired, which was primarily funded with internally generated cash flows and short-term borrowings.

The Company reported 2016 earnings of $4.43 per diluted share on consolidated net income attributable to Kansas City Southern and subsidiaries of $478.1 million for the year ended December 31, 2016, compared to annual earnings of $4.40 per diluted share on consolidated net income attributable to Kansas City Southern and subsidiaries of $483.5 million for 2015.
During 2016, KCS repurchased 2,127,612 shares of common stock for $185.4 million at an average price of $87.15 per share under the $500.0 million share repurchase program announced in May 2015. Since inception of this program, KCS has repurchased 4,261,596 shares of common stock for $379.6 million at an average price of $89.07 per share. Management's assessment of market conditions, available liquidity and other factors will determine the timing and volume of any future repurchases.
On May 16, 2016, KCS issued $250.0 million principal amount of senior unsecured notes, which bear interest semiannually at a fixed annual rate of 3.125%. The net proceeds from the offering were used to repay the outstanding commercial paper issued by KCS and for other general corporate purposes.
On October 28, 2016, $250.0 million principal amount of outstanding floating rate senior notes issued by KCS and KCSM matured and were redeemed by the Company at a redemption price equal to 100% of the principal amount using available cash on hand and commercial paper.

RESULTS OF OPERATIONS
Year Ended December 31, 2016, compared with the Year Ended December 31, 2015
The following summarizes KCS’s consolidated income statement components (in millions):

	2016	2015	Change
Revenues	$2,334.2	$2,418.8	$(84.6)
Operating expenses	1,515.7	1,615.0	(99.3)
Operating income	818.5	803.8	14.7
Equity in net earnings of affiliates	14.6	18.3	(3.7)
Interest expense	(97.7)	(81.9)	(15.8)
Debt retirement and exchange costs	—	(7.6)	7.6
Foreign exchange loss	(72.0)	(56.6)	(15.4)
Other expense, net	(0.7)	(3.4)	2.7
Income before income taxes	662.7	672.6	(9.9)
Income tax expense	182.8	187.3	(4.5)
Net income	479.9	485.3	(5.4)
Less: Net income attributable to noncontrolling interest	1.8	1.8	—
Net income attributable to Kansas City Southern and subsidiaries	$478.1	$483.5	$(5.4)

Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Chemical and petroleum	$475.4	$474.2	—	258.5	259.7	—	$1,839	$1,826	1%
Industrial and consumer products	554.0	570.4	(3%)	317.0	320.5	(1%)	1,748	1,780	(2%)
Agriculture and minerals	461.0	429.3	7%	251.4	238.8	5%	1,834	1,798	2%
Energy	202.7	252.3	(20%)	253.9	280.8	(10%)	798	899	(11%)
Intermodal	357.6	381.5	(6%)	952.8	990.3	(4%)	375	385	(3%)
Automotive	189.9	218.7	(13%)	133.3	126.5	5%	1,425	1,729	(18%)
Carload revenues, carloads and units	2,240.6	2,326.4	(4%)	2,166.9	2,216.6	(2%)	$1,034	$1,050	(2%)
Other revenue	93.6	92.4	1%
Total revenues (i)	$2,334.2	$2,418.8	(3%)

(i) Included in revenues:
Fuel surcharge	$103.8	$230.1
Revenues include revenue for transportation services and fuel surcharges. For the year ended December 31, 2016, revenues and carload/unit volumes decreased 3% and 2%, respectively, compared to the prior year. Revenue decreased by $66.0 million or approximately 3%, compared to the prior year, due to the weakening of the Mexican peso against the U.S. dollar for revenue transactions denominated in Mexican pesos. The average exchange rate of Mexican pesos per U.S. dollar was Ps.18.7 for 2016 compared to Ps.15.8 for 2015.

Revenue per carload/unit decreased by 2% for the year ended December 31, 2016, compared to the prior year, due to the weakening of the Mexican peso against the U.S. dollar and lower fuel surcharge, partially offset by positive pricing impacts.
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
Fuel surcharge revenue decreased $126.3 million for the year ended December 31, 2016, compared to the prior year, due in part to the adjustment of certain line haul rates while reducing or eliminating fuel surcharges on those rates. In addition, fuel surcharge revenue decreased due to lower U.S. fuel prices and the impact of fuel prices falling below fuel price thresholds for certain of KCS’s tariffs and contracts during 2016.
The following discussion provides an analysis of revenues by commodity group:
Revenues by commodity
group for 2016

Chemical and petroleum. Revenues increased $1.2 million for the year ended December 31, 2016, compared to 2015, due to a 1% increase in revenue per carload/unit. Revenue per carload/unit increased due to positive pricing impacts and mix, partially offset by lower fuel surcharge and the weakening of the Mexican peso against the U.S. dollar. Plastic volumes increased due to strong market demand and low commodity pricing environment and petroleum volumes increased as a result of several customers’ business expansion. These increases were partially offset by a decrease in chemical volumes due to oversupply caused by low natural gas prices that drove fertilizer prices down and a customer’s lost business.

Industrial and consumer products. Revenues decreased $16.4 million for the year ended December 31, 2016, compared to 2015, due to a 2% decrease in revenue per carload/unit and a 1% decrease in carload/unit volumes. Revenue per carload/unit decreased due to the weakening of the Mexican peso against the U.S. dollar and lower fuel surcharge, partially offset by positive pricing impacts. Paper volumes decreased due to competitive trucking market, global softness in the market, and high inventory levels.

Revenues by commodity
group for 2016

Agriculture and minerals. Revenues increased $31.7 million for the year ended December 31, 2016 compared to 2015, due to a 5% increase in carload/unit volumes and a 2% increase in revenue per carload/unit. Grain and food product volumes increased due to improved cycle times. In addition, grain volumes increased due to additional equipment capacity, partially offset by a decrease in ores and minerals volumes due to weather related issues in the southeast region of the United States. Revenue per carload/unit increased due to longer average length of haul and mix, partially offset by lower fuel surcharge and the weakening of the Mexican peso against the U.S. dollar.

Energy. Revenues decreased $49.6 million for the year ended December 31, 2016, compared to 2015, due to an 11% decrease in revenue per carload/unit and a 10% decrease in carload/unit volumes. Revenue per carload/unit decreased due to shorter average length of haul and lower fuel surcharge. Volumes decreased as low natural gas prices and high coal inventory levels reduced the demand for utility coal in 2016. In addition, crude oil volumes decreased as result of low crude oil spreads and increased pipeline capacity, and the decline in new crude drilling operations in the U.S. has reduced the demand for frac sand.

Frac Sand 12%
Crude Oil 7%
Coal & Petroleum Coke 19%
Utility Coal 62%

Intermodal. Revenues decreased $23.9 million for the year ended December 31, 2016, compared to 2015, due to a 4% decrease in carload/unit volumes and a 3% decrease in revenue per carload/unit. Volumes decreased due to service disruptions related to the flooding in the southeastern United States earlier in the year and protests in Mexico during July of 2016, increased truck conversion, and high retail inventory levels. Revenue per carload/unit decreased as a result of pricing impacts and shorter average length of haul.
Automotive. Revenues decreased $28.8 million for the year ended December 31, 2016, compared to 2015, due to an 18% decrease in revenue per carload/unit, partially offset by a 5% increase in carload/unit volumes. Revenue per carload/unit decreased due to the weakening of the Mexican peso against the U.S. dollar and lower fuel surcharge. Volumes increased due to 2015 service-related issues and new customers in 2016, partially offset by customers’ temporary plant shutdowns in the first half of 2016.

Operating Expenses
Operating expenses, as shown below (in millions), decreased $99.3 million for the year ended December 31, 2016, compared to 2015, due to the Mexican fuel excise tax credit, the weakening of the Mexican peso against the U.S. dollar, lower fuel prices and purchased services, and lease termination costs recognized in 2015, partially offset by higher incentive compensation and increased depreciation expense. The weakening of the Mexican peso against the U.S. dollar resulted in an expense reduction of approximately $63.0 million or 4% for expense transactions denominated in Mexican pesos. The average exchange rate of Mexican pesos per U.S. dollar was Ps.18.7 for 2016 compared to Ps.15.8 for 2015.

			Change
	2016	2015	Dollars	Percent
Compensation and benefits	$462.4	$442.2	$20.2	5%
Purchased services	208.5	223.0	(14.5)	(7%)
Fuel	253.8	306.9	(53.1)	(17%)
Mexican fuel excise tax credit	(62.8)	—	(62.8)	100%
Equipment costs	120.0	119.4	0.6	1%
Depreciation and amortization	305.0	284.6	20.4	7%
Materials and other	228.8	229.3	(0.5)	—
Lease termination costs	—	9.6	(9.6)	(100%)
Total operating expenses	$1,515.7	$1,615.0	$(99.3)	(6%)
Compensation and benefits. Compensation and benefits increased $20.2 million for the year ended December 31, 2016, compared to 2015, due to higher incentive compensation of approximately $34.0 million and annual wage increases of approximately $14.0 million. Incentive compensation increased due to higher expected achievement of short and long-term incentive performance targets in 2016, as compared to 2015. These increases were partially offset by the weakening of the Mexican peso of approximately $19.0 million compared to 2015, and lower U.S. labor costs of approximately $15.0 million due to reduced volumes and increased productivity.
Purchased services. Purchased services expense decreased $14.5 million for the year ended December 31, 2016, compared to 2015, due to car repair in Mexico being performed in-house starting in October 2016 and the weakening of the Mexican peso.
Fuel. Fuel expense decreased $53.1 million for the year ended December 31, 2016, compared to 2015, due to the weakening of the Mexican peso of approximately $28.0 million and lower diesel fuel prices of approximately $18.0 million and $4.0 million in the U.S. and Mexico, respectively. The average price per gallon, inclusive of the impact from the weakening of the Mexican peso, was $1.95 in 2016, compared to $2.32 in 2015. In addition, fuel expense decreased due to improved fuel efficiency and lower fuel consumption.
Mexican fuel excise tax credit. The Mexican fuel excise tax is used by the Mexican government to control fuel price. Mexico is transitioning to market-based fuel pricing, and the transition is expected to be complete by the end of 2017. The implementation of a 2016 fuel excise tax credit for the Mexico railroad industry effectively moved the industry to market-based pricing in 2016.
For the year ended December 31, 2016, the Company recognized a $62.8 million credit available under changes in Mexican law for the excise tax included in the price of fuel that is purchased and consumed in locomotives and certain work equipment in Mexico. The Mexican fuel excise tax credit is realized through the offset of the total 2016 Mexico income tax liability and income tax withholding payment obligations of KCSM. Recently enacted legislation extended the fuel excise tax credit to Mexican railroads in 2017.
Equipment costs. Equipment costs increased $0.6 million for the year ended December 31, 2016, compared to 2015, due to higher car hire expense due to volume mix, partially offset by lower lease expense as a result of the purchase of equipment under existing operating leases and replacement equipment as certain operating leases expired.

Depreciation and amortization. Depreciation and amortization expense increased $20.4 million for the year ended December 31, 2016, compared to 2015, due to a larger asset base.
Materials and other. Materials and other expense was flat for the year ended December 31, 2016, compared to 2015.
Lease termination costs. Lease termination costs were $9.6 million for the year ended December 31, 2015, due to the early termination of certain operating leases and the related purchase of the equipment. The Company did not incur lease termination costs for the year ended December 31, 2016.

Non-Operating Expenses
Equity in net earnings of affiliates. Equity in net earnings from affiliates decreased $3.7 million for the year ended December 31, 2016, compared to 2015, due to lower net earnings from the operations of PCRC and FTVM as a result of lower volumes.
Interest expense. Interest expense increased $15.8 million for the year ended December 31, 2016, compared to 2015, due to higher average debt balances and average interest rates as a result of the Company’s issuance of debt during the third quarter of 2015 and second quarter of 2016. For the year ended December 31, 2016, the average debt balance (including short-term borrowings) was $2,492.7 million, compared to $2,257.8 million in 2015. The average interest rate for the year ended December 31, 2016 was 4.0%, compared to 3.7% in 2015.
Debt retirement and exchange costs. The Company did not incur debt retirement and exchange costs during 2016. For the year ended December 31, 2015, debt retirement and exchange costs were $7.6 million, related to costs that were payable to parties other than the debt holders as a result of the KCSR and KCSM senior notes exchanged for KCS senior notes.
Foreign exchange loss. For the years ended December 31, 2016 and 2015, foreign exchange loss was $72.0 million and $56.6 million, respectively. Foreign exchange loss includes the re-measurement and settlement of net monetary assets denominated in Mexican pesos and the loss on foreign currency derivative contracts.
For the years ended December 31, 2016 and 2015, the re-measurement and settlement of net monetary assets denominated in Mexican pesos resulted in a foreign exchange loss of $18.5 million and $9.4 million, respectively.
The Company enters into foreign currency derivative contracts to hedge its net exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar. For the years ended December 31, 2016 and 2015, foreign exchange loss on foreign currency derivative contracts was $53.5 million and $47.2 million, respectively.
Other expense, net. Other expense, net, decreased $2.7 million for the year ended December 31, 2016, compared to 2015, due to lower miscellaneous expenses.
Income tax expense. Income tax expense decreased $4.5 million for the year ended December 31, 2016, compared to 2015, due to lower pre-tax income and a lower effective tax rate. The effective tax rate was 27.6% and 27.8% for the years ended December 31, 2016 and 2015, respectively. The decrease in the effective tax rate was primarily due to the more significant weakening of the Mexican peso against the U.S. dollar in 2016, as compared to 2015.
The weakening of the Mexican peso during 2016 and 2015 decreased the Company’s Mexican cash tax obligation by $49.2 million and $46.4 million for the years ended December 31, 2016 and 2015, respectively. The Company enters into foreign currency derivative contracts to hedge its net exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar, and losses on these foreign currency derivative contracts are recorded in foreign exchange loss.
Further information on the components of the effective tax rates for the years ended December 31, 2016 and 2015, is presented in Note 13 to the Consolidated Financial Statements in Item 8.

Year Ended December 31, 2015, compared with the Year Ended December 31, 2014
The following summarizes KCS’s consolidated income statement components (in millions):

	2015	2014	Change
Revenues	$2,418.8	$2,577.1	$(158.3)
Operating expenses	1,615.0	1,768.0	(153.0)
Operating income	803.8	809.1	(5.3)
Equity in net earnings of affiliates	18.3	21.1	(2.8)
Interest expense	(81.9)	(72.8)	(9.1)
Debt retirement and exchange costs	(7.6)	(6.6)	(1.0)
Foreign exchange loss	(56.6)	(35.5)	(21.1)
Other expense, net	(3.4)	(2.2)	(1.2)
Income before income taxes	672.6	713.1	(40.5)
Income tax expense	187.3	208.8	(21.5)
Net income	485.3	504.3	(19.0)
Less: Net income attributable to noncontrolling interest	1.8	1.7	0.1
Net income attributable to Kansas City Southern and subsidiaries	$483.5	$502.6	$(19.1)

Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
Chemical and petroleum	$474.2	$453.0	5%	259.7	246.9	5%	$1,826	$1,835	—
Industrial and consumer products	570.4	623.3	(8%)	320.5	347.4	(8%)	1,780	1,794	(1%)
Agriculture and minerals	429.3	446.6	(4%)	238.8	233.9	2%	1,798	1,909	(6%)
Energy	252.3	326.8	(23%)	280.8	299.2	(6%)	899	1,092	(18%)
Intermodal	381.5	395.8	(4%)	990.3	1,019.6	(3%)	385	388	(1%)
Automotive	218.7	238.4	(8%)	126.5	127.1	—	1,729	1,876	(8%)
Carload revenues, carloads and units	2,326.4	2,483.9	(6%)	2,216.6	2,274.1	(3%)	$1,050	$1,092	(4%)
Other revenue	92.4	93.2	(1%)
Total revenues (i)	$2,418.8	$2,577.1	(6%)

(i) Included in revenues:
Fuel surcharge	$230.1	$334.7
Revenues include both revenue for transportation services and fuel surcharges. For the year ended December 31, 2015, revenues and carload/unit volumes decreased 6% and 3%, respectively, compared to the prior year. Revenue decreased by $79.0 million or approximately 3% due to the weakening of the Mexican peso against the U.S. dollar for revenue transactions denominated in Mexican pesos. The average exchange rate of Mexican pesos per U.S. dollar was Ps.15.8 for 2015, compared to Ps.13.3 for 2014.

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
Fuel surcharge revenue decreased $104.6 million for the year ended December 31, 2015, compared to the prior year, due to lower U.S. fuel prices.
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

Energy. Revenues decreased $74.5 million for the year ended December 31, 2015, compared to 2014, due to an 18% decrease in revenue per carload/unit and a 6% decrease in carload/unit volumes. Revenue per carload/unit decreased due to lower fuel surcharge, a short-term rate concession provided to a customer during the second half of 2015 and shorter average length of haul. Volumes decreased as low natural gas prices reduced the demand for utility coal and the decline in new crude drilling operations in the U.S. reduced the demand for frac sand. These decreases were partially offset by increased crude oil volumes due to new business.

Frac Sand
15%
Crude Oil
13%
Utility
Coal
56%
Coal &
Petroleum
Coke
16%

Intermodal. Revenues decreased $14.3 million for the year ended December 31, 2015, compared to 2014, due to a 3% decrease in in carload/unit volumes and a 1% decrease in revenue per carload/unit. Lower volumes due to service-related issues in the second and third quarters of 2015 and the conversion of rail traffic to truck were partially offset by volume growth driven by trans-Pacific imports via the Port of Lazaro Cardenas. Revenue per carload/unit decreased due to lower fuel surcharge.
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
Fuel. Fuel expense decreased $109.0 million for the year ended December 31, 2015, compared to 2014, due to lower U.S. diesel fuel prices of $71.5 million and the weakening of the Mexican peso of approximately $37.0 million. These decreases were partially offset by approximately $12.0 million increase due to Mexican diesel prices. The average price per gallon, inclusive of the impact from the weakening of the Mexican peso, was $2.32 in 2015, compared to $3.03 in 2014. In addition, fuel expense decreased due to improved fuel efficiency and lower fuel consumption.
Equipment costs. Equipment costs increased $0.2 million for the year ended December 31, 2015, compared to 2014, primarily due to higher car hire expense due to longer cycle times, partially offset by lower lease expense as a result of the purchase of equipment under existing operating leases and replacement equipment as certain operating leases expired.
Depreciation and amortization. Depreciation and amortization increased $26.5 million for the year ended December 31, 2015, compared to 2014, due to a larger asset base, including the purchase of equipment under existing operating leases and replacement equipment as certain operating leases expired.
Materials and other. Materials and other increased $12.5 million for the year ended December 31, 2015, compared to 2014, due to an increase in materials and supplies, derailment expense, property taxes, environmental expense and the settlement of a litigation dispute during 2015. These increases were partially offset by the weakening of the Mexican peso, lower employee expenses and a reduction in personal injury expense recognized during 2015 as a result of changes in estimates due to favorable claim experience
Lease termination costs. Lease termination costs were $9.6 million and $38.3 million for the years ended December 31, 2015 and 2014, respectively, due to the early termination of certain operating leases and the related purchase of the equipment.

Non-Operating Expenses
Equity in net earnings of affiliates. Equity in net earnings from affiliates decreased $2.8 million for the year ended December 31, 2015, compared to 2014. Equity in net earnings from the operations of Ferrocarril y Terminal del Valle de Mexico, S.A. de C.V. decreased due to higher operating expenses. In addition, equity in net earnings from the operations of Panama Canal Railway Company decreased due to lower container volumes.
Interest expense. Interest expense increased $9.1 million for the year ended December 31, 2015, compared to 2014, due to higher average interest rates and average debt balances as a result of the Company’s issuance of debt during the third quarter of 2015. For the year ended December 31, 2015, the average debt balance (including short-term borrowings) was $2,257.8 million, compared to $2,174.7 million in 2014. The average interest rate for the year ended December 31, 2015 was 3.7%, compared to 3.5% in 2014.
Debt retirement and exchange costs. Debt retirement and exchange costs were $7.6 million for the year ended December 31, 2015, related to costs that were payable to parties other than the debt holders as a result of the KCSR and KCSM senior notes exchanged for KCS senior notes. For the year ended December 31, 2014, debt retirement and exchange costs were $6.6 million related to the call premiums, original issue discounts and write-off of unamortized debt issuance costs associated with the Company’s various debt redemption activities.
Foreign exchange loss. For the years ended December 31, 2015 and 2014, foreign exchange loss was $56.6 million and $35.5 million, respectively. Foreign exchange loss includes the re-measurement and settlement of net monetary assets denominated in Mexican pesos and the loss on foreign currency derivative contracts.
For the years ended December 31, 2015 and 2014, the re-measurement and settlement of net monetary assets denominated in Mexican pesos resulted in a foreign exchange loss of $9.4 million and $7.6 million, respectively.
The Company enters into foreign currency derivative contracts to hedge its net exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar. For the years ended December 31, 2015 and 2014, foreign exchange loss on foreign currency derivative contracts was $47.2 million and $27.9 million, respectively.
Other expense, net. Other expense, net, increased $1.2 million for the year ended December 31, 2015, compared to 2014, due to lower miscellaneous income.
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
Further information on the components of the effective tax rates for the years ended December 31, 2015 and 2014, is presented in Note 13 to the Consolidated Financial Statements in Item 8.

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
During 2016, the Company invested $584.0 million in capital expenditures and purchased $26.6 million of equipment under existing operating leases or replacement equipment as certain operating leases expired.
During 2016, KCS repurchased 2,127,612 shares of common stock for $185.4 million at an average price of $87.15 per share under the $500.0 million share repurchase program announced in May 2015. Since inception of this program, KCS has repurchased 4,261,596 shares of common stock for $379.6 million at an average price of $89.07 per share. Remaining share repurchases are expected to be funded by cash on hand, cash generated from operations and debt. Management's assessment of market conditions, available liquidity and other factors will determine the timing and volume of any future repurchases.
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
On October 28, 2016, $250.0 million principal amount of outstanding floating rate senior notes issued by KCS and KCSM matured and were redeemed by the Company at a redemption price equal to 100% of the principal amount using available cash on hand and commercial paper.
The Company’s current financing instruments contain restrictive covenants which limit or preclude certain actions; however, the covenants are structured such that the Company expects to have sufficient flexibility to conduct its operations. The Company was in compliance with all of its debt covenants as of December 31, 2016.
For discussion regarding the agreements representing the indebtedness of KCS, see “Note 11, Short-Term Borrowings” and “Note 12, Long-Term Debt” in the “Notes to the Consolidated Financial Statements” section of this annual report on Form 10-K.
During 2016, the Company’s Board of Directors declared quarterly cash dividends of $0.33 per share or $141.9 million on its common stock. On January 26, 2017, the Company’s Board of Directors declared a cash dividend of $0.33 per share payable on April 5, 2017, to common stockholders of record as of March 13, 2017. Subject to the discretion of the Board of Directors, capital availability and a determination that cash dividends continue to be in the best interest of its stockholders, the Company intends to pay a quarterly dividend on an ongoing basis.
On December 31, 2016, total available liquidity (the cash balance plus revolving credit facility availability) was $789.2 million, compared to available liquidity at December 31, 2015 of $856.6 million.
As of December 31, 2016, the total cash and cash equivalents held outside of the U.S. in foreign subsidiaries was $133.0 million. The Company expects that this cash will be available to fund company operations without incurring significant additional income taxes.
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

Cash Flow Information and Contractual Obligations
Summary cash flow data follows (in millions):

	2016	2015	2014
Cash flows provided by (used for):
Operating activities	$913.3	$909.3	$906.0
Investing activities	(628.2)	(873.0)	(982.9)
Financing activities	(251.1)	(247.7)	(4.6)
Net increase (decrease) in cash and cash equivalents	34.0	(211.4)	(81.5)
Cash and cash equivalents beginning of year	136.6	348.0	429.5
Cash and cash equivalents end of year	$170.6	$136.6	$348.0
During 2016, cash and cash equivalents increased $34.0 million as a result of the impacts discussed in the paragraphs below. During 2015, cash and cash equivalents decreased $211.4 million as a result of the repurchase of common stock of $194.2 million and higher dividend payments.
Operating Cash Flows. Net cash provided by operating activities increased $4.0 million for 2016, as compared to 2015, due to an increase in cash inflows from working capital items resulting mainly from the timing of certain payments, partially offset by the 2016 Mexican fuel excise tax credit, for which cash will be received in 2017. Net cash provided by operating activities increased $3.3 million for 2015, as compared to 2014, as a decrease in net income was more than offset by higher non-cash depreciation and amortization expense and unrealized foreign exchange loss on foreign currency contracts. Additionally, materials and supplies increased due to timing of construction activities and fuel purchases.
Investing Cash Flows. Net cash used for investing activities decreased $244.8 million for 2016, as compared to 2015, due to reduced capital expenditures and reduced expenditures for the purchase or replacement of equipment under existing operating leases. Net cash used for investing activities decreased $109.9 million for 2015, as compared to 2014, due to reduced expenditures for the purchase or replacement of equipment under existing operating leases, partially offset by higher capital expenditures and other investing activities. Additional capital expenditure information is included within the Capital Expenditure section of Liquidity and Capital Resources.
Financing Cash Flows. Financing cash inflows are generated from the issuance of long-term debt, short-term borrowings and proceeds from the issuance of common stock under employee stock plans. Financing cash outflows are used for the repayment of debt, short-term borrowings, share repurchases and the payment of dividends and debt costs. Financing cash flows for 2016, 2015, and 2014 are discussed in more detail below:

•
Net financing cash outflows for 2016 were $251.1 million due to the the repurchase of common stock of $185.4 million, the payment of dividends of $142.8 million and the net repayment of long-term debt of $27.7 million, partially offset by the net proceeds from short-term borrowings of $100.8 million.

•
Net financing cash outflows for 2015 were $247.7 million due to the net repayment of short-term borrowings of $371.1 million, the repurchase of common stock of $194.2 million, the payment of dividends of $140.1 million and the payment of debt costs of $20.3 million. These cash outflows were partially offset by net proceeds from long-term debt of $473.9 million.

•
Net financing cash outflows for 2014 were $4.6 million due to the the net repayment of $333.0 million of long-term debt and the payment of $116.6 million of dividends, offset by the net proceeds of $448.6 million from short-term borrowings.

Contractual Obligations. The following table outlines the material obligations and commitments as of December 31, 2016 (in millions):

	Payments Due by Period				More than 5 years	Other
	Total	Less Than 1 Year	1-3 Years	3-5 Years
Long-term debt and short-term borrowings (including interest and capital lease obligations) (i)	$4,037.6	$299.9	$235.8	$472.6	$3,029.3	$—
Operating leases	300.5	66.4	85.0	54.6	94.5	—
Obligations due to uncertainty in income taxes (ii)	3.8	—	—	—	—	3.8
Capital expenditure obligations (iii)	249.7	216.6	29.6	3.5	—	—
Other contractual obligations (iv)	455.0	162.4	155.9	78.7	58.0	—
Total	$5,046.6	$745.3	$506.3	$609.4	$3,181.8	$3.8
_____________________

(i)
For variable rate obligations, interest payments were calculated using the December 31, 2016 rate. For fixed rate obligations, interest payments were calculated based on the applicable rates and payment dates.

(ii)	For amounts where the year of settlement cannot be reasonably estimated, obligations due to uncertainty in income taxes are included in the Other column.

(iii)	Capital expenditure obligations include minimum capital expenditures under the KCSM Concession agreement and other regulatory requirements.

(iv)	Other contractual obligations include purchase commitments and certain maintenance agreements.
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
The Company is party to four utilization leases covering 616 railcars in which car hire revenue as defined in the lease agreements is shared between the lessor and the Company. The leases expire at various times through 2024. Amounts that may be due to lessors under these utilization leases vary from month to month based on car hire rental with the minimum monthly cost to the Company being zero. Accordingly, the utilization leases have been excluded from contractual obligations above.
The SCT previously required KCSM to submit a five-year capital expenditures plan every five years. As a result of new regulation in 2016, the SCT requires KCSM to submit a three-year capital expenditures plan every three years, once the most recent plan expires. The most recent five-year plan was submitted in 2012 for the years 2013 — 2017. KCSM expects to continue capital spending at current levels in future years and will continue to have capital expenditure obligations past 2017, which are not included in the table above.
Off-Balance Sheet Arrangements
On November 2, 2007, PCRC completed an offering of $100.0 million of 7.0% senior secured notes due November 1, 2026 (the “Notes”). The Notes are senior obligations of PCRC, secured by certain assets of PCRC. KCS has pledged its shares of PCRC as security for the Notes. The Notes are otherwise non-recourse to KCS. The Company has agreed, along with Mi-Jack Products, Inc. (“Mi-Jack”), the other 50% owner of PCRC, to each fund one-half of any debt service reserve and liquidity reserve (reserves which are required to be established by PCRC in connection with the issuance of the Notes). As of December 31, 2016, the Company’s portion of these reserves was $5.5 million. The Company has issued a standby letter of credit in the amount of $5.5 million to fund its share of these reserves.

Capital Expenditures
KCS has funded, and expects to continue to fund, capital expenditures with operating cash flows and short and long-term debt.
The following table summarizes capital expenditures by type for the years ended December 31, 2016, 2015, and 2014, respectively (in millions):

	2016	2015	2014
Roadway capital program	$271.8	$294.0	$304.0
Locomotives and freight cars	112.6	201.2	244.0
Capacity	109.6	86.6	93.0
Positive train control	49.6	34.0	8.6
Information technology	29.3	21.9	31.5
Other	11.1	11.0	21.6
Total capital expenditures (accrual basis)	584.0	648.7	702.7
Change in capital accruals	(20.1)	39.3	(34.5)
Total cash capital expenditures	$563.9	$688.0	$668.2

Purchase or replacement of equipment under operating leases
Freight cars	$26.6	$144.2	$224.4
Locomotives	—	—	76.3
Total purchase or replacement of equipment under operating leases (accrual basis)	26.6	144.2	300.7
Change in capital accruals	—	—	1.4
Total cash purchase or replacement of equipment under operating leases	$26.6	$144.2	$302.1
Generally, the Company’s capital program consists of capital replacement and equipment. For 2017, internally generated cash flows and short-term borrowings are expected to fund cash capital expenditures, which are currently estimated to be between $550.0 million and $560.0 million. In addition, the Company periodically reviews its equipment under operating leases. Any additional purchase or replacement of equipment under operating leases during 2017 is expected to be funded with internally generated cash flows and/or short-term debt.
Property Statistics
The following table summarizes certain property statistics as of December 31:

	2016	2015	2014
Track miles of rail installed	146	177	169
Cross ties installed (thousands)	711	829	880
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
Capitalization, Depreciation and Amortization of Property and Equipment (including Concession Assets)
Due to the highly capital intensive nature of the railroad industry, capitalization and depreciation of property and equipment are a substantial portion of the Company’s consolidated financial statements. Net property and equipment, including concession assets, comprised approximately 92% of the Company’s total assets as of December 31, 2016, and related depreciation and amortization comprised approximately 20% of total operating expenses for the year ended December 31, 2016.
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
The depreciation studies may also indicate that the recorded amount of accumulated depreciation is deficient or in excess of the amount indicated by the study. Any such deficiency or excess is amortized as a component of depreciation expense over the remaining useful lives of the affected asset class, as determined by the study. The Company also monitors these factors in non-study years to determine if adjustments should be made to depreciation rates. The Company completed depreciation studies for KCSM in 2016 and KCSR in 2015. The impacts of the studies were immaterial to the consolidated financial results for all periods.
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
Estimation of the average useful lives of assets and net salvage values requires management judgment. Estimated average useful lives may vary over time due to changes in physical use, technology, asset strategies and other factors that could have an impact on the retirement experience of the asset classes. Accordingly, changes in the assets’ estimated useful lives could significantly impact future periods’ depreciation expense. Depreciation and amortization expense for the year ended December 31, 2016 was $305.0 million. If the weighted average useful lives of assets were changed by one year, annual depreciation and amortization expense would change approximately $11.0 million.
Gains or losses on dispositions of land or non-group property and abnormal retirements of railroad property are recognized through income. A retirement of railroad property would be considered abnormal if the cause of the retirement is unusual in nature and its actual life is significantly shorter than what would be expected for that group based on the depreciation studies. An abnormal retirement could cause the Company to re-evaluate the estimated useful life of the impacted asset class. There were no significant gains or losses from abnormal retirements of property or equipment for any of the three years ended December 31, 2016.
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

Based on the above factors, as of December 31, 2016, the Company continues to believe that it is probable that the Concession will be renewed for an additional 50-year term beyond the current term.
Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value would be reduced to the estimated fair value. Future cash flow estimates for an impairment review would be based on the lowest level of identifiable cash flows, which are the Company’s U.S. and Mexican operations. During the years ended December 31, 2016 and 2015, management did not identify any indicators of impairment.
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
Management believes that the assumptions and estimates related to the provision for income taxes are critical to the Company’s results of operations. For the year ended December 31, 2016, income tax expense totaled $182.8 million. For every 1% change in the 2016 effective rate, income tax expense would have changed by approximately $6.6 million. For further information on the impact of foreign exchange fluctuation on income taxes, refer to Foreign Exchange Sensitivity in Item 7A.

OTHER MATTERS
Litigation. The Company is a party to various legal proceedings and administrative actions, all of which are of an ordinary, routine nature and incidental to its operations. Included in these proceedings are various tort claims brought by current and former employees for job related injuries and by third parties for injuries related to railroad operations. KCS aggressively defends these matters and has established liability provisions that management believes are adequate to cover expected costs. Although it is not possible to predict the outcome of any legal proceeding, in the opinion of the Company’s management, other than those proceedings described in Note 16 to the Consolidated Financial Statements in Item 8 of this Form 10-K, such proceedings and actions should not, individually, or in the aggregate, have a material adverse effect on the Company’s consolidated financial statements.
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
KCS utilizes various financial instruments that have certain inherent market risks. These instruments have been entered into for hedging rather than trading purposes. The following information, together with information included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 10 to the Consolidated Financial Statements in Item 8 of this Form 10-K, describe the key aspects of certain financial instruments that have market risk to KCS.
Interest Rate Sensitivity. Floating-rate indebtedness includes commercial paper borrowings, revolving credit facilities and floating rate senior notes which totaled $181.4 million and $330.0 million at December 31, 2016 and 2015, respectively. Considering the balance of $181.4 million of variable rate debt at December 31, 2016, KCS is sensitive to fluctuations in interest rates. For example, a hypothetical 100 basis points increase in interest rates would result in additional interest expense of $1.8 million on an annualized basis for the floating-rate instruments issued by the Company as of December 31, 2016.
Based upon the borrowing rates available to KCS and its subsidiaries for indebtedness with similar terms and average maturities, the fair value of long-term debt was approximately $2,303.8 million and $2,287.5 million at December 31, 2016 and 2015, respectively, compared with a carrying value of $2,296.9 million and $2,321.1 million at December 31, 2016 and 2015, respectively.
Commodity Price Sensitivity. KCS periodically participates in diesel fuel purchase commitments and derivative financial instruments. At December 31, 2016 and 2015, KCS did not have any outstanding fuel derivative financial instruments. The Company also holds fuel inventories for use in operations. These inventories are not material to KCS’s overall financial position. Fuel costs are expected to reflect market conditions in 2017; however, fuel costs are unpredictable and subject to a variety of factors outside the Company’s control. Assuming annual consumption of 130 million gallons, a 10 cent change in the price per gallon of fuel would cause a $13.0 million change in operating expenses. KCS mitigates the impact of increased fuel costs through fuel surcharge revenues from customers; however, in a period of volatile fuel prices or changing customer business mix, changes in fuel expense and fuel surcharge revenue may differ.
Foreign Exchange Sensitivity. KCS’s foreign subsidiaries use the U.S. dollar as their functional currency; however, a portion of the foreign subsidiaries’ revenues and expenses are denominated in Mexican pesos. Based on the volume of revenue and expense transactions denominated in Mexican pesos, revenue and expense fluctuations have historically offset.
The Company has exposure to fluctuations in the value of the Mexican peso against the U.S. dollar due to its net monetary assets that are denominated in Mexican pesos. The Company had Ps.2,168.4 million of net monetary assets at December 31, 2016.
The following table presents an estimate of the impact to the consolidated statements of income that would result from a hypothetical change in the exchange rate of one Mexican peso at December 31, 2016:

	Hypothetical Change in Exchange Rate	Amount of Gain (Loss)	Affected Line Item in the Consolidated Statements of Income
Net monetary assets denominated in Mexican pesos at December 31, 2016:
Ps.2,168.4 million	From Ps.20.7 to Ps.21.7	($4.8 million)	Foreign exchange loss
Ps.2,168.4 million	From Ps.20.7 to Ps.19.7	$5.3 million	Foreign exchange loss
Mexican income taxes are paid in Mexican pesos, and as a result, the effective income tax rate reflects fluctuations in the value of the Mexican peso against the U.S. dollar. Most significantly, any gain or loss from the revaluation of the Company’s net U.S. dollar-denominated monetary liabilities into Mexican pesos is included in Mexican taxable income under Mexican tax law. As a result, a strengthening of the Mexican peso against the U.S. dollar for the reporting period will generally increase the Mexican cash tax obligation and the effective income tax rate, and a weakening of the Mexican peso against the U.S. dollar for the reporting period will generally decrease the Mexican cash tax obligation and the effective tax rate.

The following table presents an estimate of the impact to the effective income tax rate and income tax expense that would result from a hypothetical change in the exchange rate of one Mexican peso at December 31, 2016:

Hypothetical Change in Exchange Rate	Increase (Decrease) in Effective Income Tax Rate	Amount of Expense (Benefit)	Affected Line Item in the Consolidated Statements of Income
From Ps.20.7 to Ps.21.7	(2.5%)	($16.7 million)	Income tax expense
From Ps.20.7 to Ps.19.7	2.8%	$18.4 million	Income tax expense
The Company has and may continue to enter into foreign currency derivative instruments to hedge its exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar.
As of December 31, 2016, the Company had outstanding foreign currency forward contracts with an aggregate notional amount of $340.0 million. These contracts matured on January 17, 2017, and obligated the Company to purchase a total of $6,207.7 million at a weighted-average exchange rate of Ps.18.26 to each U.S. dollar. During January 2017, the Company entered into offsetting contracts with an aggregate notional amount of $287.0 million. These offsetting contracts matured on January 17, 2017, and obligated the Company to sell a total of Ps.6,207.7 million at a weighted-average exchange rate of Ps.21.63 to each U.S. dollar.
During January 2017, the Company entered into foreign currency option contracts known as zero-cost collars with an aggregate notional amount of $380.0 million to hedge its exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar. The zero-cost collar contracts with an aggregate notional amount of $130.0 million and $250.0 million will mature on April 25, 2017 and January 16, 2018, respectively. The zero-cost collar contracts have a weighted-average rate of Ps.21.61 to each U.S. dollar for the Mexican peso call options purchased by KCS and a weighted-average rate of Ps.23.87 to each U.S. dollar for the Mexican peso put options sold by KCS.
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
Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013) (commonly referred to as the COSO Framework). Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016, based on the criteria outlined in the COSO Framework.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report, which immediately follows this report.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Kansas City Southern:
We have audited Kansas City Southern’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Kansas City Southern maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kansas City Southern and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated January 27, 2017 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Kansas City, Missouri
January 27, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Kansas City Southern:
We have audited the accompanying consolidated balance sheets of Kansas City Southern and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kansas City Southern and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kansas City Southern’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 27, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Kansas City, Missouri
January 27, 2017

Kansas City Southern and Subsidiaries
Consolidated Statements of Income
Years Ended December 31,

	2016	2015	2014
	(In millions, except share and per share amounts)
Revenues	$2,334.2	$2,418.8	$2,577.1
Operating expenses:
Compensation and benefits	462.4	442.2	474.5
Purchased services	208.5	223.0	245.2
Fuel	253.8	306.9	415.9
Mexican fuel excise tax credit	(62.8)	—	—
Equipment costs	120.0	119.4	119.2
Depreciation and amortization	305.0	284.6	258.1
Materials and other	228.8	229.3	216.8
Lease termination costs	—	9.6	38.3
Total operating expenses	1,515.7	1,615.0	1,768.0
Operating income	818.5	803.8	809.1
Equity in net earnings of affiliates	14.6	18.3	21.1
Interest expense	(97.7)	(81.9)	(72.8)
Debt retirement and exchange costs	—	(7.6)	(6.6)
Foreign exchange loss	(72.0)	(56.6)	(35.5)
Other expense, net	(0.7)	(3.4)	(2.2)
Income before income taxes	662.7	672.6	713.1
Income tax expense	182.8	187.3	208.8
Net income	479.9	485.3	504.3
Less: Net income attributable to noncontrolling interest	1.8	1.8	1.7
Net income attributable to Kansas City Southern and subsidiaries	478.1	483.5	502.6
Preferred stock dividends	0.2	0.2	0.2
Net income available to common stockholders	$477.9	$483.3	$502.4

Earnings per share:
Basic earnings per share	$4.44	$4.41	$4.56
Diluted earnings per share	$4.43	$4.40	$4.55

Average shares outstanding (in thousands):
Basic	107,560	109,709	110,163
Potentially dilutive common shares	201	206	270
Diluted	107,761	109,915	110,433

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31,

	2016	2015	2014
	(In millions)
Net income	$479.9	$485.3	$504.3
Other comprehensive loss:
Reclassification adjustment from cash flow hedges included in net income, net of tax of less than $0.1 million	—	—	0.1
Amortization of prior service credit, net of tax of less than $(0.1) million and $(0.1) million	—	(0.1)	(0.2)
Foreign currency translation adjustments, net of tax of $(1.0) million, $(0.8) million and $(0.7) million	(1.5)	(1.4)	(1.1)
Other comprehensive loss	(1.5)	(1.5)	(1.2)
Comprehensive income	478.4	483.8	503.1
Less: comprehensive income attributable to noncontrolling interest	1.8	1.8	1.7
Comprehensive income attributable to Kansas City Southern and subsidiaries	$476.6	$482.0	$501.4

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Balance Sheets
December 31,

	2016	2015
	(In millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$170.6	$136.6
Accounts receivable, net	191.0	171.9
Materials and supplies	152.6	137.9
Other current assets	133.8	90.6
Total current assets	648.0	537.0
Investments	32.9	34.7
Property and equipment (including concession assets), net	8,069.7	7,705.4
Other assets	66.9	63.9
Total assets	$8,817.5	$8,341.0
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$25.4	$276.1
Short-term borrowings	181.3	80.0
Accounts payable and accrued liabilities	537.7	401.5
Total current liabilities	744.4	757.6
Long-term debt	2,271.5	2,045.0
Deferred income taxes	1,289.3	1,191.1
Other noncurrent liabilities and deferred credits	107.8	122.6
Total liabilities	4,413.0	4,116.3
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding	6.1	6.1
$.01 par, common stock, 400,000,000 shares authorized, 123,352,185 shares issued; 106,606,619 and 108,461,144 shares outstanding at December 31, 2016 and 2015, respectively	1.1	1.1
Additional paid-in capital	954.8	947.1
Retained earnings	3,134.1	2,964.7
Accumulated other comprehensive loss	(6.2)	(4.7)
Total stockholders’ equity	4,089.9	3,914.3
Noncontrolling interest	314.6	310.4
Total equity	4,404.5	4,224.7
Total liabilities and equity	$8,817.5	$8,341.0

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,

	2016	2015	2014
	(In millions)
Operating activities:
Net income	$479.9	$485.3	$504.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	305.0	284.6	258.1
Deferred income taxes	104.8	135.8	140.1
Equity in net earnings of affiliates	(14.6)	(18.3)	(21.1)
Share-based compensation	19.2	11.4	10.0
Excess tax benefit from share-based compensation	(5.7)	0.1	0.7
Distributions from unconsolidated affiliates	13.0	16.5	25.5
Debt retirement and exchange costs	—	7.6	6.6
Unrealized loss on foreign currency derivative instruments	41.1	46.0	4.3
Mexican fuel excise tax credit	(62.8)	—	—
Changes in working capital items:
Accounts receivable	(18.3)	12.0	17.2
Materials and supplies	(14.2)	(26.2)	9.2
Other current assets	9.9	(10.1)	(10.0)
Accounts payable and accrued liabilities	55.8	(31.4)	(26.1)
Other, net	0.2	(4.0)	(12.8)
Net cash provided by operating activities	913.3	909.3	906.0
Investing activities:
Capital expenditures	(563.9)	(688.0)	(668.2)
Purchase or replacement of equipment under operating leases	(26.6)	(144.2)	(302.1)
Property investments in MSLLC	(33.1)	(17.4)	(26.7)
Other, net	(4.6)	(23.4)	14.1
Net cash used for investing activities	(628.2)	(873.0)	(982.9)
Financing activities:
Proceeds from short-term borrowings	8,698.7	10,866.2	15,368.8
Repayment of short-term borrowings	(8,597.9)	(11,237.3)	(14,920.2)
Proceeds from issuance of long-term debt	248.7	623.7	175.0
Repayment of long-term debt	(276.4)	(149.8)	(508.0)
Dividends paid	(142.8)	(140.1)	(116.6)
Shares repurchased	(185.4)	(194.2)	—
Debt costs	(2.6)	(20.3)	(4.9)
Excess tax benefit from share-based compensation	5.7	(0.1)	(0.7)
Proceeds from employee stock plans	0.9	4.2	2.0
Net cash used for financing activities	(251.1)	(247.7)	(4.6)
Cash and cash equivalents:
Net increase (decrease) during each year	34.0	(211.4)	(81.5)
At beginning of year	136.6	348.0	429.5
At end of year	$170.6	$136.6	$348.0
Supplemental cash flow information
Non-cash investing and financing activities:
Capital expenditures and purchase or replacement of equipment under operating lease accrued but not yet paid at end of year	$64.0	$43.9	$83.2
Capital lease obligations incurred	2.4	4.7	9.1
Non-cash asset acquisitions	4.8	7.6	5.9
Dividends accrued but not yet paid at end of year	35.2	35.9	31.0
Cash payments:
Interest paid, net of amounts capitalized	$84.3	$81.1	$72.5
Income tax payments, net of refunds	40.5	40.3	62.9

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Changes in Equity
(in millions, except per share amounts)

	$25 Par Preferred Stock	$.01 Par Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total

Balance at December 31, 2013	$6.1	$1.1	$942.5	$2,422.9	$(2.0)	$306.0	$3,676.6
Net income				502.6		1.7	504.3
Other comprehensive loss					(1.2)		(1.2)
Contributions from noncontrolling interest						0.9	0.9
Dividends on common stock ($1.12/share)				(123.6)			(123.6)
Dividends on $25 par preferred stock ($1.00/share)				(0.2)			(0.2)
Options exercised and stock subscribed, net of shares withheld for employee taxes			(2.0)				(2.0)
Excess tax benefit from share-based compensation			(0.7)				(0.7)
Share-based compensation			10.0				10.0
Balance at December 31, 2014	6.1	1.1	949.8	2,801.7	(3.2)	308.6	4,064.1
Net income				483.5		1.8	485.3
Other comprehensive loss					(1.5)		(1.5)
Dividends on common stock ($1.32/share)				(144.8)			(144.8)
Dividends on $25 par preferred stock ($1.00/share)				(0.2)			(0.2)
Share repurchases			(18.7)	(175.5)			(194.2)
Options exercised and stock subscribed, net of shares withheld for employee taxes			4.7				4.7
Excess tax benefit from share-based compensation			(0.1)				(0.1)
Share-based compensation			11.4				11.4
Balance at December 31, 2015	6.1	1.1	947.1	2,964.7	(4.7)	310.4	4,224.7
Net income				478.1		1.8	479.9
Other comprehensive loss					(1.5)		(1.5)
Contributions from noncontrolling interest						2.4	2.4
Dividends on common stock ($1.32/share)				(141.9)			(141.9)
Dividends on $25 par preferred stock ($1.00/share)				(0.2)			(0.2)
Share repurchases			(18.8)	(166.6)			(185.4)
Options exercised and stock subscribed, net of shares withheld for employee taxes			1.6				1.6
Excess tax benefit from share-based compensation			5.7				5.7
Share-based compensation			19.2				19.2
Balance at December 31, 2016	$6.1	$1.1	$954.8	$3,134.1	$(6.2)	$314.6	$4,404.5

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
The primary subsidiaries of the Company consist of the following:

•	The Kansas City Southern Railway Company (“KCSR”), a wholly-owned consolidated subsidiary. KCSR is a U.S. Class I railroad that services the midwest and southeast regions of the United States;

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
The KCSM Concession. KCSM holds a concession from the Mexican government until June 2047 (exclusive service through 2027, subject to certain trackage and haulage rights granted to other concessionaires), which is renewable under certain conditions for an additional period of up to 50 years (the “Concession”). The Concession is to provide freight transportation services over north-east rail lines which are a primary commercial corridor of the Mexican railroad system. KCSM has the right to use, but does not own, all track and buildings that are necessary for the rail lines’ operation. KCSM is required to pay the Mexican government an annual concession duty equal to 1.25% of gross revenues during the Concession period.
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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
Use of Estimates. The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include those related to the recoverability and useful lives of assets, litigation provisions, and income taxes. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates.
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
Accounts Receivable, net. Accounts receivable are net of an allowance for uncollectible accounts as determined by historical experience and adjusted for economic uncertainties or known trends. Accounts are charged to the allowance when a customer enters bankruptcy, when an account has been transferred to a collection agent or submitted for legal action, or when a customer is significantly past due and all available means of collection have been exhausted. At December 31, 2016 and 2015, the allowance for doubtful accounts was $5.3 million and $4.9 million, respectively. For the years ended December 31, 2016, 2015 and 2014, bad debt expense was $1.2 million, $1.0 million and $0.4 million, respectively.
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Expenditures that significantly increase asset values, productive capacity, efficiency, safety or extend useful lives are capitalized. Repair and maintenance costs are expensed as incurred.
Property and equipment are carried at cost and are depreciated primarily on the group method of depreciation, which the Company believes closely approximates a straight line basis over the estimated useful lives of the assets measured in years. The group method of depreciation applies a composite rate to classes of similar assets rather than to individual assets. Composite depreciation rates are based upon the Company’s estimates of the expected average useful lives of assets as well as expected net salvage value at the end of their useful lives. In developing these estimates, the Company utilizes periodic depreciation studies performed by an independent engineering firm. Depreciation rate studies are performed at least every three years for equipment and at least every six years for road property (rail, ties, ballast, etc.). The Company completed depreciation studies for KCSM in 2016 and KCSR in 2015. The impacts of the studies were immaterial to the consolidated financial results for all periods.
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
Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value would be reduced to the estimated fair value. Future cash flow estimates for an impairment review would be based on the lowest level of identifiable cash flows, which are the Company’s U.S. and Mexican operations. During the years ended December 31, 2016 and 2015, management did not identify any indicators of impairment.
Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in business combinations. As of December 31, 2016 and 2015, the goodwill balance was $13.2 million, which is included in other assets in the consolidated balance sheets. Goodwill is not amortized, but is reviewed at least annually, or more frequently as indicators warrant, for impairment. An impairment loss would be recognized to the extent that the carrying amount exceeds the assets’ fair values. The Company performed its annual impairment review for goodwill as of November 30, 2016 and 2015, and concluded there was no impairment.
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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
New Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration it expects to be entitled in exchange for those goods or services. The new standard will become effective for the Company beginning with the first quarter 2018 and the Company plans to adopt the accounting standard using the modified retrospective transition approach. The modified retrospective transition approach will recognize any changes from the beginning of the year of initial application through retained earnings with no restatement of comparative periods. The Company has substantially completed a review of the likely impacts of the application of the new standard to the

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

existing portfolio of customer contracts entered into prior to the adoption of the new standard and will continue to review new contracts entered into prior to the adoption of the new standard. Based on this review, the adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The new standard will become effective for the Company beginning with the first quarter of 2017. Upon adoption of the new ASU, the Company plans to account for forfeitures as incurred. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, which reduces diversity in practice in how certain transactions are classified in the statement of cash flows. The Company plans to early adopt the ASU beginning with the first quarter of 2017. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, that requires entities to recognize at the transaction date the income tax consequences of many intercompany asset transfers. The Company plans to early adopt the ASU beginning with the first quarter of 2017. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

3. Mexican Fuel Excise Tax Credit
Fuel purchases made in Mexico are subject to an excise tax that is included in fuel expense. During the second quarter of 2016, the Company determined that it could utilize a credit available under changes in Mexican law for the excise tax included in the price of fuel that is purchased and consumed in locomotives and certain work equipment in Mexico. As a result, the Company recognized a $62.8 million benefit during the year ended December 31, 2016. The Mexican fuel excise tax credit is realized through the offset of the current year Mexico income tax liability and income tax withholding payment obligations of KCSM with no carryforward to future periods.

4. Flooding in the Southeastern United States
In March 2016, flooding in the southeastern United States caused damage to the Company’s track infrastructure and interruptions to the Company’s rail service. The Company filed a claim under its insurance program for property damage, incremental expenses and lost profits caused by this flooding event. In December 2016, the Company settled its insurance claim related to the flooding, and as a result, recognized a gain on insurance recovery of $3.0 million. This gain primarily represents the recovery of lost profits and the replacement value of property in excess of its carrying value, net of the self-insured retention. The gain on insurance recovery was recognized in Materials and other in the Consolidated Statements of Income.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Note 5. Earnings Per Share
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
The following table reconciles the basic earnings per share computation to the diluted earnings per share computation (in millions, except share and per share amounts):

	2016	2015	2014
Net income available to common stockholders for purposes of computing basic and diluted earnings per share	$477.9	$483.3	$502.4
Weighted-average number of shares outstanding (in thousands):
Basic shares	107,560	109,709	110,163
Effect of dilution	201	206	270
Diluted shares	107,761	109,915	110,433
Earnings per share:
Basic earnings per share	$4.44	$4.41	$4.56
Diluted earnings per share	$4.43	$4.40	$4.55

Potentially dilutive shares excluded from the calculation (in thousands):	2016	2015	2014
Stock options excluded as their inclusion would be anti-dilutive	185	84	57

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Note 6. Property and Equipment (including Concession Assets)
The following tables list the major categories of property and equipment, including concession assets, as well as the weighted-average composite depreciation rate for each category (in millions):

As of December 31, 2016	Cost	Accumulated Depreciation	Net Book Value	Depreciation Rates for 2016
Land	$219.2	$—	$219.2	N/A
Concession land rights	141.2	(25.1)	116.1	1.0%
Rail and other track material	1,925.4	(445.0)	1,480.4	1.6-3.2%
Ties	1,710.1	(423.8)	1,286.3	2.0-5.0%
Grading	910.7	(153.9)	756.8	0.9%
Bridges and tunnels	739.4	(137.6)	601.8	1.1%
Ballast	748.3	(215.1)	533.2	2.5-4.7%
Other (a)	1,152.1	(332.4)	819.7	3.0%
Total road property	7,186.0	(1,707.8)	5,478.2	2.8%
Locomotives	1,485.9	(356.9)	1,129.0	4.5%
Freight cars	887.7	(152.5)	735.2	3.5%
Other equipment	66.2	(23.6)	42.6	6.4%
Total equipment	2,439.8	(533.0)	1,906.8	4.2%
Technology and other	182.2	(126.2)	56.0	17.4%
Construction in progress	293.4	—	293.4	N/A
Total property and equipment (including concession assets)	$10,461.8	$(2,392.1)	$8,069.7	N/A
_____________

(a)	Other includes signals, buildings and other road assets.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

As of December 31, 2015	Cost	Accumulated Depreciation	Net Book Value	Depreciation Rates for 2015
Land	$218.1	$—	$218.1	N/A
Concession land rights	141.2	(23.7)	117.5	1.0%
Rail and other track material	1,814.7	(394.6)	1,420.1	1.8-3.0%
Ties	1,596.2	(357.1)	1,239.1	2.0-4.1%
Grading	878.4	(144.9)	733.5	0.9%
Bridges and tunnels	703.4	(130.7)	572.7	1.1%
Ballast	696.6	(187.7)	508.9	2.5-4.1%
Other (a)	1,095.0	(301.9)	793.1	3.0%
Total road property	6,784.3	(1,516.9)	5,267.4	2.7%
Locomotives	1,456.6	(302.7)	1,153.9	4.6%
Freight cars	809.6	(123.6)	686.0	3.9%
Other equipment	59.9	(20.7)	39.2	6.5%
Total equipment	2,326.1	(447.0)	1,879.1	4.4%
Technology and other	159.3	(120.7)	38.6	15.6%
Construction in progress	184.7	—	184.7	N/A
Total property and equipment (including concession assets)	$9,813.7	$(2,108.3)	$7,705.4	N/A
_____________

(a)	Other includes signals, buildings and other road assets.
Concession assets, net of accumulated amortization of $610.7 million and $538.0 million, totaled $2,131.6 million and $2,070.5 million at December 31, 2016 and 2015, respectively.
The Company capitalized $0.5 million, $0.7 million, and $0.9 million of interest for the years ended December 31, 2016, 2015, and 2014, respectively.
Depreciation and amortization of property and equipment (including concession assets) totaled $305.0 million, $284.6 million and $258.1 million, for 2016, 2015, and 2014, respectively.

Note 7. Lease Termination Costs
During 2016, 2015 and 2014, the Company purchased $26.6 million, $144.2 million and $300.7 million, respectively, of equipment under existing operating leases and replacement equipment as certain operating leases expired. For the years ended December 31, 2015 and 2014, the Company recognized $9.6 million and $38.3 million of lease termination costs (included in operating expenses) due to the early termination of certain operating leases and the related purchase of the equipment. The Company did not incur lease termination costs during 2016.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Note 8. Other Balance Sheet Captions
Other Current Assets. Other current assets included the following items at December 31 (in millions):

	2016	2015
Refundable taxes	$113.2	$71.6
Prepaid expenses	18.2	16.8
Other	2.4	2.2
Other current assets	$133.8	$90.6
Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities included the following items at December 31 (in millions):

	2016	2015
Accounts payable	$247.8	$176.7
Accrued wages and vacation	78.7	50.9
Derailments, personal injury and other claim provisions	39.2	40.5
Foreign currency derivative instruments	41.1	46.0
Dividends payable	35.2	35.9
Income and other taxes	36.0	18.8
Other	59.7	32.7
Accounts payable and accrued liabilities	$537.7	$401.5

Note 9. Fair Value Measurements
The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in Note 2 — “Significant Accounting Policies”. As of December 31, 2016, the Company’s derivative financial instruments are measured at fair value on a recurring basis and consist of foreign currency forward and option contracts, which are classified as Level 2 valuations. The Company determines the fair value of its derivative financial instrument positions based upon pricing models using inputs observed from actively quoted markets and also takes into consideration the contract terms as well as other inputs, including market currency exchange rates and in the case of option contracts, volatility, the risk-free interest rate and the time to expiration. The fair value of the foreign currency derivative instruments was a liability of $41.1 million and $46.0 million as of December 31, 2016 and 2015, respectively.
The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings. The carrying value of the short-term financial instruments approximates their fair value.
The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $2,303.8 million and $2,287.5 million at December 31, 2016 and 2015, respectively. The carrying value was $2,296.9 million and $2,321.1 million at December 31, 2016 and 2015, respectively. If the Company’s debt were measured at fair value, the fair value measurements of the individual debt instruments would have been classified as either Level 1 or Level 2 in the fair value hierarchy.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Note 10. Derivative Instruments
The Company enters into derivative transactions in certain situations based on management’s assessment of current market conditions and perceived risks. Management intends to respond to evolving business and market conditions and in doing so, may enter into such transactions as deemed appropriate.
Credit Risk. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages this risk by limiting its counterparties to large financial institutions which meet the Company’s credit rating standards and have an established banking relationship with the Company. As of December 31, 2016, the Company did not expect any losses as a result of default of its counterparties.
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
Below is a summary of the Company’s 2016 and 2015 foreign currency derivative contracts (amounts in millions, except Ps./USD):

Foreign currency forward contracts
	Contracts to purchase Ps./pay USD						Offsetting contracts to sell Ps./receive USD
	Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Maturity date	Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Maturity date	Cash received/(paid) on settlement
2016 contracts outstanding at December 31, 2016	$340.0	Ps.	6,207.7	Ps.	18.3	1/17/2017	—	—		—		—	—
2016 contracts and 2016 offsetting contracts settled	$60.0	Ps.	1,057.3	Ps.	17.6	4/29/2016	$60.7	Ps.	1,057.3	Ps.	17.4	4/29/2016	$0.7
2015 contracts and 2016 offsetting contracts settled	$300.0	Ps.	4,480.4	Ps.	14.9	1/15/2016	$251.0	Ps.	4,480.4	Ps.	17.9	1/15/2016	$(49.0)
2014 contracts and 2015 offsetting contracts settled	$300.0	Ps.	4,364.7	Ps.	14.6	1/15/2015	$298.8	Ps.	4,364.7	Ps.	14.6	1/15/2015	$(1.2)
2014 contracts and 2014 offsetting contracts settled	$345.0	Ps.	4,642.5	Ps.	13.5	12/31/2014	$321.4	Ps.	4,642.5	Ps.	14.4	12/31/2014	$(23.6)
Foreign currency zero-cost collar contracts
	Notional amount	Maturity date		Cash received/(paid) on settlement
2015 contracts settled in 2016	$80.0	1/15/2016			$(10.1)
2015 contracts settled in 2015	$50.0	9/28/2015			$(4.3)

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
The following table presents the fair value of derivative instruments included in the consolidated balance sheets at December 31 (in millions):

	Derivative Liabilities
	Balance Sheet Location	2016	2015
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued liabilities	$41.1	$39.8
Foreign currency zero-cost collar contracts	Accounts payable and accrued liabilities	—	6.2
Total derivative liabilities		$41.1	$46.0
The following table presents the effects of derivative instruments on the consolidated statements of income for the years ended December 31 (in millions):

	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments:		2016	2015	2014
Foreign currency forward contracts	Foreign exchange loss	$(49.6)	$(36.7)	$(27.9)
Foreign currency zero-cost collar contracts	Foreign exchange loss	(3.9)	(10.5)	—
Total		$(53.5)	$(47.2)	$(27.9)

Note 11. Short-Term Borrowings
Commercial Paper. The Company’s commercial paper program generally serves as the primary means of short-term funding. As of December 31, 2016, KCS had $181.3 million of commercial paper outstanding, net of $0.1 million discount, at a weighted-average interest rate of 1.290%. As of December 31, 2015, KCS had $80.0 million of commercial paper outstanding at a weighted-average interest rate of 1.072%.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Note 12. Long-Term Debt
Long-term debt at December 31 (in millions):

	2016			2015
	Principal	Unamortized Discount and Debt Issuance Costs	Net	Principal	Unamortized Discount and Debt Issuance Costs	Net
Revolving credit facilities, variable interest rate, due 2020	$—	$—	$—	$—	$—	$—
KCS Floating rate senior notes	—	—	—	244.8	1.0	243.8
KCS 2.35% senior notes, due 2020	257.3	1.7	255.6	239.5	2.1	237.4
KCS 3.00% senior notes, due 2023	439.1	4.7	434.4	439.1	5.4	433.7
KCS 3.85% senior notes, due 2023	199.2	2.0	197.2	195.0	2.2	192.8
KCS 3.125% senior notes, due 2026	250.0	3.4	246.6	—	—	—
KCS 4.30% senior notes, due 2043	448.7	9.6	439.1	437.6	9.8	427.8
KCS 4.95% senior notes, due 2045	499.2	8.0	491.2	476.7	7.9	468.8
KCSR senior notes 3.85% to 4.95%, due through 2045	2.9	—	2.9	40.7	0.6	40.1
KCSM senior notes 2.35% to 3.00%, due through 2023	28.5	0.2	28.3	51.5	0.3	51.2
RRIF loans 2.96% to 4.29%, due serially through 2037	81.4	0.5	80.9	84.9	0.6	84.3
Financing agreements 5.737% to 9.310%, due serially through 2023	102.5	0.4	102.1	119.9	0.5	119.4
Capital lease obligations, due serially to 2024	18.3	—	18.3	21.4	—	21.4
Other debt obligations	0.3	—	0.3	0.4	—	0.4
Total	2,327.4	30.5	2,296.9	2,351.5	30.4	2,321.1
Less: Debt due within one year	25.4	—	25.4	276.1	—	276.1
Long-term debt	$2,302.0	$30.5	$2,271.5	$2,075.4	$30.4	$2,045.0

Revolving Credit Facility
KCS with certain of its domestic subsidiaries named therein as guarantors, has an $800.0 million revolving credit facility (the “KCS Revolving Credit Facility”), with a $25.0 million standby letter of credit facility which, if utilized, constitutes usage under the revolving facility. The KCS Revolving Credit Facility serves as a backstop for KCS’s $800.0 million commercial paper program (the “KCS Commercial Paper Program”) which generally serves as the Company’s primary means of short-term funding.
Borrowings under the KCS Revolving Credit Facility bear interest at floating rates. Depending on the Company’s credit rating, the margin that KCS pays above the London Interbank Offered Rate (“LIBOR”) at any point is between 1.125% and 2.0%. As of December 31, 2016, the margin is 1.5% based on KCS’s current credit rating.
The KCS Revolving Credit Facility is guaranteed by KCSR, together with certain domestic subsidiaries named therein as guarantors (the “Subsidiary Guarantors”) and matures on December 9, 2020. The KCS Revolving Credit Facility agreement contains representations, warranties, covenants (including financial covenants related to a leverage ratio and an interest coverage ratio) and events of default that are customary for credit agreements of this type. The occurrence of an event of

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

default could result in the termination of the commitments and the acceleration of the repayment of any outstanding principal balance on the KCS Revolving Credit Facility and the KCS Commercial Paper Program.
As of December 31, 2016 and 2015, KCS had no outstanding borrowings under the KCS Revolving Credit Facility.
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
3.125% Senior Notes. On May 16, 2016, KCS issued $250.0 million principal amount of senior unsecured notes due June 1, 2026 (the “3.125% Senior Notes”), which bear interest semiannually at a fixed annual rate of 3.125%. The 3.125% Senior Notes were issued at a discount to par value, resulting in a $1.3 million discount and a yield to maturity of 3.185%. The net proceeds from the offering were used to repay the outstanding commercial paper issued by KCS and for other general corporate purposes.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Floating Rate Senior Notes. On October 28, 2016, $250.0 million principal amount of outstanding floating rate senior notes issued by KCS and KCSM (together, the “Floating Rate Senior Notes”) matured. The Floating Rate Senior Notes were redeemed by the Company upon maturity at a redemption price equal to 100% of the principal amount using available cash on hand and commercial paper.
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
Debt Covenants Compliance
The Company was in compliance with all of its debt covenants as of December 31, 2016.
Other Debt Provisions
Certain loan agreements and debt instruments entered into or guaranteed by the Company and its subsidiaries provide for default in the event of a specified change in control of the Company or particular subsidiaries of the Company.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Leases and Debt Maturities
The Company leases transportation equipment, as well as office and other operating facilities, under various capital and operating leases. Rental expenses under operating leases were $61.0 million, $63.9 million, and $76.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. Operating leases that contain scheduled rent adjustments are recognized on a straight-line basis over the term of the lease. Contingent rentals and sublease rentals were not significant. Minimum annual payments and present value thereof under existing capital leases, other debt maturities and minimum annual rental commitments under non-cancelable operating leases are as follows (in millions):

	Long- Term Debt	Capital Leases			Total Debt
Years		Minimum Lease Payments	Less Interest	Net Present Value		Operating Leases	Total
2017	$22.0	$4.9	$1.5	$3.4	$25.4	$66.4	$91.8
2018	35.2	4.9	1.3	3.6	38.8	45.1	83.9
2019	15.5	3.7	1.0	2.7	18.2	39.9	58.1
2020	299.0	2.7	0.8	1.9	300.9	32.9	333.8
2021	8.8	2.7	0.6	2.1	10.9	21.7	32.6
Thereafter	1,928.6	5.1	0.5	4.6	1,933.2	94.5	2,027.7
Total	$2,309.1	$24.0	$5.7	$18.3	$2,327.4	$300.5	$2,627.9

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

Note 13. Income Taxes
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
Tax Expense. Income tax expense consists of the following components (in millions):

	2016	2015	2014
Current:
Federal	$1.0	$—	$(2.5)
State and local	0.6	0.3	1.2
Foreign	76.4	51.2	70.0
Total current	78.0	51.5	68.7
Deferred:
Federal	92.7	109.3	112.6
State and local	13.1	15.5	16.9
Foreign	(1.0)	11.0	10.6
Total deferred	104.8	135.8	140.1
Total income tax expense	$182.8	$187.3	$208.8
Income before income taxes consists of the following (in millions):

	2016	2015	2014
Income before income taxes:
U.S.	$279.9	$315.0	$326.5
Foreign	382.8	357.6	386.6
Total income before income taxes	$662.7	$672.6	$713.1

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities follow at December 31 (in millions):

	2016	2015
Assets:
Tax credit and loss carryovers	$70.7	$83.6
Reserves not currently deductible for tax	79.8	84.2
Other	31.6	35.7
Gross deferred tax assets before valuation allowance	182.1	203.5
Valuation allowance	(1.7)	(1.1)
Net deferred tax assets	180.4	202.4
Liabilities:
Property	(1,389.0)	(1,314.9)
Investments	(73.8)	(71.3)
Other	(6.9)	(7.3)
Gross deferred tax liabilities	(1,469.7)	(1,393.5)
Net deferred tax liability	$(1,289.3)	$(1,191.1)
Tax Rates. Differences between the Company’s effective income tax rate and the U.S. federal statutory income tax rate of 35% follow (in millions):

	2016		2015		2014
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Income tax expense using the statutory rate in effect	$231.9	35.0%	$235.4	35.0%	$249.6	35.0%
Tax effect of:
Difference between U.S. and foreign tax rate	(17.4)	(2.6%)	(17.8)	(2.6%)	(23.0)	(3.2%)
Foreign exchange (i)	(45.0)	(6.8%)	(40.5)	(6.1%)	(24.2)	(3.4%)
State and local income tax provision, net	8.1	1.2%	10.3	1.5%	11.7	1.6%
Other, net	5.2	0.8%	(0.1)	—	(5.3)	(0.7%)
Income tax expense	$182.8	27.6%	$187.3	27.8%	$208.8	29.3%
_____________________

(i)
Mexican income taxes are paid in Mexican pesos, and as a result, the effective income tax rate reflects fluctuations in the value of the Mexican peso against the U.S. dollar. The foreign exchange impact on income taxes includes the gain or loss from the revaluation of the Company’s net U.S. dollar-denominated monetary liabilities into Mexican pesos which is included in Mexican taxable income under Mexican tax law. As a result, a strengthening of the Mexican peso against the U.S. dollar for the reporting period will generally increase the Mexican cash tax obligation and the effective income tax rate, and a weakening of the Mexican peso against the U.S. dollar for the reporting period will generally decrease the Mexican cash tax obligation and the effective tax rate. To hedge its exposure to this cash tax risk, the Company enters into foreign currency derivative contracts, which are measured at fair value each period and any change in fair value is recognized in foreign exchange loss within the consolidated statements of income. Refer to Note 10 Derivative Instruments for further information.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Difference Attributable to Foreign Investments. At December 31, 2016, the Company’s cumulative undistributed earnings of foreign subsidiaries was $2,181.8 million. The Company has not provided a deferred income tax liability on the undistributed earnings because the Company intends to indefinitely reinvest the earnings outside the U.S. or remit the earnings in tax-free transactions. If the foreign earnings were to be remitted in a taxable transaction, as of December 31, 2016, the Company would incur gross federal income taxes of $763.6 million which would be partially offset by foreign tax credits.
Tax Carryovers. The Company has U.S. state net operating losses which are carried forward from 5 to 20 years and are analyzed each year to determine the likelihood of realization. The state loss carryovers arise from both combined and separate tax filings from as early as 1999 and may expire as early as December 31, 2017 and as late as December 31, 2036. The state loss carryover at December 31, 2016, was $435.1 million. In addition, the Company has $49.6 million of U.S. federal tax credit carryovers consisting primarily of $37.2 million of track maintenance credits which, if not used, will begin to expire in 2025.
The Mexico federal loss carryovers at December 31, 2016, were $7.5 million and, if not used, will begin to expire in 2025. A deferred tax asset was recorded in prior periods for the expected future tax benefit of these losses which will be carried forward to reduce only Mexican income tax payable in future years. A deferred tax asset is also recorded for an asset tax credit carryover in the amount of $4.3 million, which if not used, will begin to expire in 2017.
The valuation allowance for deferred tax assets as of December 31, 2016 and 2015, was $1.7 million and $1.1 million, respectively. The Company believes it is more likely than not that reversals of existing temporary differences that will produce future taxable income and the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of valuation allowances, related to loss carryovers and tax credits.
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

	2016	2015
Balance at January 1,	$1.7	$1.7
Additions based on tax positions related to the current year	1.3	—
Additions for tax positions of prior years	2.5	—
Reductions as a result of lapse of statute of limitations	(1.7)	—
Balance at December 31,	$3.8	$1.7
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
Tax Contingencies. Tax returns filed in the U.S. for periods after 2012 and in Mexico for periods after 2008 for KCSM and after 2010 for Mexico subsidiaries other than KCSM remain open to examination by the taxing authorities. The Servicio de Administración Tributaria (the “SAT”), the Mexican equivalent of the IRS, is currently examining the KCSM 2009, 2010 and 2011 Mexico tax returns and the 2013 Mexico tax return of KCSM Servicios. An SAT examination was completed during the second quarter of 2016 without adjustment for the 2012 Mexico tax return of KCSM Servicios. The Company litigated a Value Added Tax (“VAT”) audit assessment from the SAT for KCSM for the year ended December 31, 2005. In November 2016, KCSM was notified of a resolution by the Mexican tax court annulling this assessment. The SAT has appealed this resolution. The Company believes it is more likely than not that it will continue to prevail in this matter. However, an unexpected adverse resolution could have a material effect on the consolidated financial statements in a particular quarter or fiscal year.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

KCSM has not historically assessed VAT on international import transportation services provided to its customers based on a written ruling that KCSM obtained from the SAT in 2008 stating that such services were not subject to VAT (the “2008 Ruling”). Notwithstanding the 2008 Ruling, in December 2013, the SAT unofficially informed KCSM of an intended implementation of new criteria effective as of January 1, 2014, pursuant to which VAT would be assessed on all international import transportation services on the portion of the services provided within Mexico. Additionally, in November 2013, the SAT filed an action to nullify the 2008 Ruling, potentially exposing the application of the new criteria to open tax years. In February 2014, KCSM filed an action opposing the SAT’s nullification action. In December 2016, KCSM was notified of a resolution issued by the Mexican tax court confirming the 2008 Ruling. The SAT has appealed this resolution. The Company believes it is more likely than not that it will continue to prevail in this matter. As of the date of this filing, the SAT has not implemented any new criteria regarding this assessment of VAT on international import transportation services.

Note 14. Stockholders’ Equity
Information regarding the Company’s capital stock at December 31 follows:

	Shares Authorized		Shares Issued
	2016	2015	2016	2015
$25 par, 4% noncumulative, preferred stock	840,000	840,000	649,736	649,736
$1 par, preferred stock	2,000,000	2,000,000	—	—
$.01 par, common stock	400,000,000	400,000,000	123,352,185	123,352,185
Shares outstanding at December 31:

	2016	2015
$25 par, 4% noncumulative, preferred stock	242,170	242,170
$.01 par, common stock	106,606,619	108,461,144
Share Repurchase Program. In May 2015, the Company announced a share repurchase program of up to $500.0 million, which expires on June 30, 2017. Management's assessment of market conditions, available liquidity and other factors will determine the timing and volume of repurchases. During 2016, KCS repurchased 2,127,612 shares of common stock for $185.4 million at an average price of $87.15 per share under this program. Since inception of this program, KCS has repurchased 4,261,596 shares of common stock for $379.6 million at an average price of $89.07 per share. The excess of repurchase price over par value is allocated between additional paid-in capital and retained earnings.
Treasury Stock. Shares of common stock in Treasury and related activity follow:

	2016	2015	2014
Balance at beginning of year	14,891,041	12,959,855	13,122,956
Shares repurchased	2,127,612	2,133,984	—
Shares issued to fund stock option exercises	(15,264)	(89,035)	(46,100)
Employee stock purchase plan shares issued	(82,372)	(52,736)	(33,402)
Nonvested shares issued	(179,309)	(62,936)	(121,865)
Nonvested shares forfeited	3,858	1,909	38,266
Balance at end of year	16,745,566	14,891,041	12,959,855
Change in Control Provisions. The Company and certain of its subsidiaries have entered into agreements with certain employees whereby, upon defined circumstances constituting a change in control of the Company or subsidiary, certain stock

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

options become exercisable, certain benefit entitlements are automatically funded and such employees are entitled to specified cash payments upon termination of employment.
The Company and certain of its subsidiaries have established trusts to provide for the funding of corporate commitments and entitlements of certain officers, directors, employees and others in the event of a specified change in control of the Company or subsidiary. Assets held in such trusts on December 31, 2016 and 2015, were not material. Depending upon the circumstances at the time of any such change in control, the most significant of which would be the price paid for KCS common stock by a party seeking to control the Company, funding of the Company’s trusts could be substantial.
Cash Dividends on Common Stock. The following table presents the amount of cash dividends declared per common share by the Company’s Board of Directors:

	2016	2015	2014
Cash dividends declared per common share	$1.32	$1.32	$1.12

Note 15. Share-Based Compensation
On October 7, 2008, the Company’s stockholders approved the Kansas City Southern 2008 Stock Option and Performance Award Plan (the “2008 Plan”). The 2008 plan became effective on October 14, 2008 and replaced the Kansas City Southern 1991 Amended and Restated Stock Option and Performance Award Plan. The 2008 Plan provides for the granting of up to 2.3 million shares of the Company’s common stock to eligible persons as defined in the 2008 Plan. The material terms and performance measures of the 2008 Plan were reapproved by the Company’s stockholders on May 2, 2013.
On February 19, 2016 the Company granted 66,320 shares of nonvested stock (“the market-based award”) under the 2008 Plan. The market-based award contains a market condition that accelerates the vesting in three tranches if the twenty trading day volume-weighted average price of the Company’s common stock is above $84.14, $91.79 or $99.44. If the target share prices are met prior to December 31, 2017, the awards would vest on January 5, 2018. If the target prices are met after January 1, 2018 but prior to the fifth anniversary of the grant date, the awards would vest immediately. If the target prices are not met prior to the fifth anniversary of the grant date, the awards would forfeit. The target prices of $84.14 and $91.79 were met in the first and second quarters of 2016, respectively. The target price of $99.44 has not been met as of December 31, 2016. See further details in the nonvested stock summary table below.
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
The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used were as follows:

	2016	2015	2014
Expected dividend yield	1.60%	0.94%	1.19%
Expected volatility	32.29%	37.11%	45.57%
Risk-free interest rate	1.51%	1.82%	1.96%
Expected term (years)	6.0	6.0	6.0
Weighted-average grant date fair value of stock options granted	$22.98	$41.49	$38.31
The expected dividend yield is calculated as the ratio of dividends paid per share of common stock to the stock price on the date of grant. The expected volatility is based on the historical volatility of the Company’s stock price over a term equal to the estimated life of the options. The risk-free interest rate is determined based on U.S. Treasury rates for instruments with

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

terms approximating the expected life of the options granted, which represents the period of time the awards are expected to be outstanding and is based on the historical experience of similar awards.
A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			In years	In millions
Options outstanding at December 31, 2015	317,745	$73.94
Granted	113,127	82.71
Exercised	(15,264)	57.48
Forfeited or expired	(805)	106.52
Options outstanding at December 31, 2016	414,803	$76.87	6.4	$6.0
Vested and expected to vest at December 31, 2016	411,726	$76.77	6.4	$6.0
Exercisable at December 31, 2016	253,188	$67.60	5.0	$5.8
The aggregate intrinsic value in the table above, which is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options, represents the amount optionees would have realized if all in-the-money options had been exercised on the last business day of the period indicated.
Compensation cost of $2.5 million, $2.0 million, and $1.7 million was recognized for stock option awards for the years ended December 31, 2016, 2015, and 2014, respectively. The total income tax benefit recognized in the consolidated statements of income was $0.9 million, $0.7 million, and $0.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Additional information regarding stock option exercises appears in the table below (in millions):

	2016	2015	2014
Aggregate grant-date fair value of stock options vested	$1.8	$2.0	$2.3
Intrinsic value of stock options exercised	0.6	6.1	3.3
Cash received from option exercises	0.9	4.2	2.0
Tax benefit realized from options exercised during the annual period	0.2	2.3	1.3
As of December 31, 2016, $1.1 million of unrecognized compensation cost relating to nonvested stock options is expected to be recognized over a weighted-average period of 1.0 year. At December 31, 2016, there were 562,754 shares available for future grants under the 2008 Plan.
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The fair value and requisite service period of nonvested market-based awards granted on February 19, 2016 are estimated on the date of grant using the Monte Carlo simulation model. The assumptions used in the Monte Carlo simulation model are consistent with those used to value stock options and were as follows:

Nonvested Stock
Expected dividend yield	1.58%
Expected volatility	31.68%
Risk-free interest rate	0.53% - 1.89%
Expected term (years)	1.9
Weighted-average grant date fair value	$70.95
A summary of nonvested stock activity is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
			In millions
Nonvested stock at December 31, 2015	146,783	$99.61
Granted	174,703	80.92
Vested	(79,618)	81.55
Forfeited	(3,858)	123.02
Nonvested stock at December 31, 2016	238,010	$91.55	$20.2
The fair value (at vest date) of shares vested during the years ended December 31, 2016, 2015, and 2014 was $7.0 million, $6.4 million, and $8.5 million, respectively.
The weighted-average grant date fair value of nonvested stock granted during 2016, 2015, and 2014 was $80.92, $112.03 and $105.04, respectively. Compensation cost for nonvested stock and market-based awards was $9.6 million, $5.1 million, and $4.0 million for the years ended December 31, 2016, 2015, and 2014, respectively. The total income tax benefit recognized in the consolidated statements of income was $3.5 million, $1.9 million, and $1.5 million for the years ended December 31, 2016, 2015, and 2014, respectively.
As of December 31, 2016, $11.4 million of unrecognized compensation costs related to nonvested stock and market-based awards is expected to be recognized over a weighted-average period of 1.4 years.
Performance Based Awards. The Company granted performance based nonvested stock awards during 2016 (the “2016 Awards”), 2015 (the “2015 Awards”) and 2014 (the “2014 Awards”). The awards granted provide a target number of shares that generally vest at the end of a 3 year requisite service period following the grant date. In addition to the service condition, the number of nonvested shares to be received depends on the attainment of defined Company-wide performance goals based on operating ratio (“OR”) and return on invested capital (“ROIC”) over a three-year performance period. The 2016 Awards are also subject to a revenue growth multiplier based on a three-year performance period calculated as defined in the award agreement that can range from 80% to 140% of the award earned based on the OR and ROIC achieved. The number of nonvested shares ultimately earned will range between zero to 200% of the target award.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

A summary of performance based nonvested stock activity at target is as follows:

	Target Number of Shares *	Weighted-Average Grant Date Fair Value
Nonvested stock, at December 31, 2015	141,604	$106.83
Granted	62,866	82.71
Vested	(59,463)	105.03
Forfeited	(608)	105.55
Nonvested stock, at December 31, 2016	144,399	$97.08
_____________________
* For the 2016 Awards and the 2015 Awards, participants in the aggregate can earn up to a maximum of 125,732 and 70,420 shares, respectively. For the 2014 Awards, the performance shares earned were 36,300.
The weighted-average grant date fair value of performance based nonvested stock granted during 2016, 2015 and 2014 was $82.71, $119.35 and $94.23, respectively. The Company expenses the grant date fair value of the awards which are probable of being earned over the performance periods. Compensation cost on performance based awards was $5.7 million, $3.0 million and $3.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. Total income tax benefit recognized in the consolidated statements of income for performance based awards was $2.1 million, $1.1 million and $1.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.
As of December 31, 2016, $3.9 million of unrecognized compensation cost related to performance based awards is expected to be recognized over a weighted-average period of 1.0 year. The fair value (at vest date) of shares vested for the year ended December 31, 2016 was $5.0 million.
Employee Stock Purchase Plan. The employee stock purchase plan (“ESPP”) provides substantially all U.S. full-time employees of the Company, certain subsidiaries and certain other affiliated entities, with the right to subscribe to an aggregate of 4.0 million shares of common stock of the Company.
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following table summarizes activity related to the various ESPP offerings:

	Exercise Date			Received from Employees(i) In millions
	Date Issued	Purchase Price	Shares Issued

July 2016 offering	January 12, 2017	$72.12	36,108	$2.6
January 2016 offering	July 11, 2016	62.66	41,895	2.6
July 2015 offering	January 8, 2016	63.47	40,477	2.6
January 2015 offering	July 6, 2015	77.52	35,097	2.7
July 2014 offering	January 9, 2015	96.48	17,639	1.7
January 2014 offering	July 10, 2014	96.76	17,026	1.6
_____________________

(i)	Represents amounts received from employees through payroll deductions for share purchases under applicable offering.
The fair value of the ESPP stock purchase rights is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used for each of the respective periods were as follows:

	Year Ended December 31,
	2016	2015	2014
Expected dividend yield	1.65%	1.20%	0.99%
Expected volatility	23.84%	17.00%	19.03%
Risk-free interest rate	0.46%	0.10%	0.10%
Expected term (years)	0.5	0.5	0.5
Weighted-average grant date fair value	$17.29	$20.55	$17.13
Compensation expense of $1.4 million, $1.3 million, and $0.6 million was recognized for ESPP option awards for the years ended December 31, 2016, 2015, and 2014, respectively. At December 31, 2016, there were 3.6 million remaining shares available for future ESPP offerings under the plan.

Note 16. Commitments and Contingencies
Concession Duty. Under KCSM’s 50-year Concession, which could expire in 2047 unless extended, KCSM pays annual concession duty expense of 1.25% of gross revenues. For the year ended December 31, 2016, the concession duty expense, which is recorded within materials and other in operating expenses, was $14.9 million, compared to $15.4 million and $15.8 million for the same periods in 2015 and 2014, respectively.
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
Personal Injury. The Company’s personal injury liability is based on semi-annual actuarial studies performed on an undiscounted basis by an independent third party actuarial firm and reviewed by management. This liability is based on personal injury claims filed and an estimate of claims incurred but not yet reported. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Adjustments to the liability are reflected within operating expenses in the period in which changes to estimates are known. Personal injury claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The personal injury liability as of December 31, 2016 is based on an updated actuarial study of personal injury claims through November 30, 2016 and review of December 2016 experience. For the years ended December 31, 2016 and 2015, the Company recorded a $1.1 million and $6.1 million reduction, respectively, in personal injury liability, due to changes in estimates as a result of the Company’s claims development and settlement experience.
The personal injury liability activity was as follows (in millions):

	2016	2015
Balance at beginning of year	$23.9	$29.3
Accruals	4.8	6.8
Changes in estimate	(1.1)	(6.1)
Payments	(3.8)	(6.1)
Balance at end of year	$23.8	$23.9
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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
Tax Contingencies. Information regarding tax contingencies is included in Note 13 Income Taxes - Tax Contingencies.
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
Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment experience, deterioration of customer creditworthiness or weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and its operating results. If the financial condition of the Company’s customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate as of December 31, 2016.
Panama Canal Railway Company (”PCRC”) Guarantees and Indemnities. At December 31, 2016, the Company had issued and outstanding $5.5 million under a standby letter of credit to fulfill its obligation to fund fifty percent of the debt service reserve and liquidity reserve established by PCRC in connection with the issuance of the 7.0% Senior Secured Notes due November 1, 2026 (the “PCRC Notes”). Additionally, KCS has pledged its shares of PCRC as security for the PCRC Notes.
Mexican Antitrust Review. Pursuant to the Mexican Regulatory Railroad Service Law as recently amended and the new Mexican Antitrust Law, on September 12, 2016, the Mexican government’s antitrust commission (Comisión Federal de Competencia Económica or “COFECE”), announced that it would review competitive conditions in the Mexican railroad industry, with respect to the existence of effective competition in the provision of interconnection services, trackage rights and switching rights used to render public freight transport in Mexico. The COFECE review includes the entire freight rail transportation market in Mexico and is not targeted to any single rail carrier. Notwithstanding that it is too early to determine what, if any, impact this review may have on Mexican rail operations in the future, if the COFECE determines there is a lack of effective competition, it could request the new Mexican Agencia Reguladora del Transporte Ferroviario (“Regulatory Agency of Rail Transportation” or “ARTF”), which oversees primary regulatory jurisdiction for the Company’s Mexican operations, to establish new limited mandatory trackage rights and/or rate regulation under the Amendments to the Mexican Regulatory Railroad Service Law. COFECE has extended its own preliminary report deadline to January 30, 2017.
Surface Transportation Board. On July 27, 2016, the Surface Transportation Board issued a Notice of Proposed Rulemaking in Ex Parte 711 (Sub-No.1) Reciprocal Switching proposing rules related to reciprocal switching. Initial comments on the proposed rule were due by October 26, 2016, and replies to the initial comments were due by January 13, 2017. Until the rule has been finalized, KCS cannot determine what effect, if any, the rule will have on its business.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Note 17. Quarterly Financial Data (Unaudited)

	Fourth		Third		Second		First
	(In millions, except per share amounts)
2016
Revenues	$598.5		$604.5		$568.5		$562.7
Operating income	210.9	(i)	199.8	(i)	219.9	(i)	187.9
Net income	130.3		121.0		120.5		108.1
Net income attributable to Kansas City Southern and subsidiaries	129.6		120.6		120.1		107.8
Per share data:
Basic earnings per common share	$1.21		$1.12		$1.12		$1.00
Diluted earnings per common share	1.21		1.12		1.11		0.99

2015
Revenues	$598.0		$631.9		$585.8		$603.1
Operating income	218.9		219.9		186.8		178.2	(ii)
Net income	140.0		131.9		112.2		101.2
Net income attributable to Kansas City Southern and subsidiaries	139.3		131.6		111.8		100.8
Per share data:
Basic earnings per common share	$1.28		$1.20		$1.01		$0.91
Diluted earnings per common share	1.28		1.20		1.01		0.91
_____________________

(i)
During the second, third and fourth quarters of 2016, the Company recognized $34.0 million, $15.6 million and $13.2 million, respectively, of credits available under changes in Mexican law for the excise tax included in the price of fuel that is purchased and consumed in locomotives and certain work equipment in Mexico.

(ii)
During the first quarter of 2015, the Company recognized pre-tax lease termination costs of $9.6 million, due to the early termination of certain operating leases and the related purchase of equipment.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Note 18. Geographic Information
The Company strategically manages its rail operations as one reportable business segment over a single coordinated rail network that extends from the midwest and southeast portions of the United States south into Mexico and connects with other Class I railroads. Financial information reported at this level, such as revenues, operating income and cash flows from operations, is used by corporate management, including the Company’s chief operating decision-maker, in evaluating overall financial and operational performance, market strategies, as well as the decisions to allocate capital resources. The Company’s chief operating decision-maker is the chief executive officer.
The following tables provide information by geographic area (in millions):

	Years ended December 31,
	2016	2015	2014
Revenues
U.S.	$1,210.8	$1,248.4	$1,372.2
Mexico	1,123.4	1,170.4	1,204.9
Total revenues	$2,334.2	$2,418.8	$2,577.1

	December 31,
	2016	2015
Property and equipment (including concession assets), net
U.S.	$4,960.6	$4,642.6
Mexico	3,109.1	3,062.8
Total property and equipment (including concession assets), net	$8,069.7	$7,705.4

Note 19. Subsequent Events
Foreign Currency Hedging
As of December 31, 2016, the Company had outstanding foreign currency forward contracts with an aggregate notional amount of $340.0 million. During January 2017, the Company entered into offsetting foreign currency forward contracts with an aggregate notional amount of $287.0 million. These offsetting contracts matured on January 17, 2017, and obligated the Company to sell a total of Ps.6,207.7 million at a weighted-average exchange rate of Ps.21.63 to each U.S. dollar.
During January 2017, the Company entered into foreign currency option contracts known as zero-cost collars with an aggregate notional amount of $380.0 million to hedge its exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar. The zero-cost collar contracts with an aggregate notional amount of $130.0 million and $250.0 million will mature on April 25, 2017 and January 16, 2018, respectively. The zero-cost collar contracts have a weighted-average rate of Ps.21.61 to each U.S. dollar for the Mexican peso call options purchased by KCS and a weighted-average rate of Ps.23.87 to each U.S. dollar for the Mexican peso put options sold by KCS.
The Company has not designated these foreign currency derivative instruments as hedging instruments for accounting purposes. The Company will measure the foreign currency derivative instruments at fair value each period and will recognize any change in fair value in foreign exchange gain (loss) within the consolidated statements of comprehensive income.
Common Stock Dividend
On January 26, 2017, the Company’s Board of Directors declared a cash dividend of $0.33 per share payable on April 5, 2017, to common stockholders of record as of March 13, 2017. The aggregate amount of the dividend declared was approximately $35.2 million.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Note 20. Condensed Consolidating Financial Information
Pursuant to Securities and Exchange Commission (“SEC”) Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered”, the Company is required to provide condensed consolidating financial information for issuers of certain of its senior notes that are guaranteed.
As of December 31, 2016, KCS had outstanding $2,093.5 million senior notes due through 2045. The senior notes are unsecured obligations of KCS, and are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCSR and certain wholly-owned domestic subsidiaries of KCS. As a result, the Company is providing the following condensed consolidating financial information (in millions).

Condensed Consolidating Statements of Comprehensive Income - KCS Notes

	2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$1,101.3	$1,252.5	$(19.6)	$2,334.2
Operating expenses	4.7	794.7	734.0	(17.7)	1,515.7
Operating income (loss)	(4.7)	306.6	518.5	(1.9)	818.5
Equity in net earnings of affiliates	468.5	7.1	12.7	(473.7)	14.6
Interest expense	(81.9)	(83.0)	(63.1)	130.3	(97.7)
Foreign exchange loss	—	—	(72.0)	—	(72.0)
Other income (expense), net	104.4	(0.2)	24.1	(129.0)	(0.7)
Income before income taxes	486.3	230.5	420.2	(474.3)	662.7
Income tax expense	7.1	87.4	89.2	(0.9)	182.8
Net income	479.2	143.1	331.0	(473.4)	479.9
Less: Net income attributable to noncontrolling interest	—	1.8	—	—	1.8
Net income attributable to Kansas City Southern and subsidiaries	479.2	141.3	331.0	(473.4)	478.1
Other comprehensive loss	(1.5)	—	(2.5)	2.5	(1.5)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$477.7	$141.3	$328.5	$(470.9)	$476.6

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Statements of Comprehensive Income - KCS Notes—(Continued)

	2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$1,135.9	$1,302.3	$(19.4)	$2,418.8
Operating expenses	4.6	779.7	849.3	(18.6)	1,615.0
Operating income (loss)	(4.6)	356.2	453.0	(0.8)	803.8
Equity in net earnings of affiliates	464.0	7.4	16.5	(469.6)	18.3
Interest expense	(4.6)	(84.9)	(40.1)	47.7	(81.9)
Debt retirement and exchange costs	0.1	(5.2)	(2.5)	—	(7.6)
Foreign exchange loss	—	—	(56.6)	—	(56.6)
Other income (expense), net	45.9	(3.1)	1.4	(47.6)	(3.4)
Income before income taxes	500.8	270.4	371.7	(470.3)	672.6
Income tax expense	16.5	98.3	72.5	—	187.3
Net income	484.3	172.1	299.2	(470.3)	485.3
Less: Net income attributable to noncontrolling interest	—	1.8	—	—	1.8
Net income attributable to Kansas City Southern and subsidiaries	484.3	170.3	299.2	(470.3)	483.5
Other comprehensive loss	(1.5)	—	(2.2)	2.2	(1.5)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$482.8	$170.3	$297.0	$(468.1)	$482.0

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Statements of Comprehensive Income - KCS Notes—(Continued)

	2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$1,242.0	$1,353.7	$(18.6)	$2,577.1
Operating expenses	7.6	901.0	879.1	(19.7)	1,768.0
Operating income (loss)	(7.6)	341.0	474.6	1.1	809.1
Equity in net earnings of affiliates	476.7	7.6	18.9	(482.1)	21.1
Interest expense	(0.1)	(83.3)	(39.6)	50.2	(72.8)
Debt retirement and exchange costs	—	(2.7)	(3.9)	—	(6.6)
Foreign exchange loss	—	—	(35.5)	—	(35.5)
Other income (expense), net	50.1	0.2	(1.2)	(51.3)	(2.2)
Income before income taxes	519.1	262.8	413.3	(482.1)	713.1
Income tax expense	16.5	99.1	93.2	—	208.8
Net income	502.6	163.7	320.1	(482.1)	504.3
Less: Net income attributable to noncontrolling interest	—	1.7	—	—	1.7
Net income attributable to Kansas City Southern and subsidiaries	502.6	162.0	320.1	(482.1)	502.6
Other comprehensive income (loss)	(1.2)	0.1	(1.8)	1.7	(1.2)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$501.4	$162.1	$318.3	$(480.4)	$501.4

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Balance Sheets - KCS Notes

	December 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$0.9	$275.4	$381.2	$(9.5)	$648.0
Investments	—	3.9	29.0	—	32.9
Investments in consolidated subsidiaries	3,497.7	493.7	—	(3,991.4)	—
Property and equipment (including concession assets), net	—	4,203.6	3,868.8	(2.7)	8,069.7
Other assets	2,015.5	43.0	252.6	(2,244.2)	66.9
Total assets	$5,514.1	$5,019.6	$4,531.6	$(6,247.8)	$8,817.5
Liabilities and equity:
Current liabilities	$(501.3)	$1,004.0	$252.6	$(10.9)	$744.4
Long-term debt	1,883.1	1,357.7	1,274.9	(2,244.2)	2,271.5
Deferred income taxes	26.9	1,075.3	188.0	(0.9)	1,289.3
Other liabilities	4.0	86.3	17.5	—	107.8
Stockholders’ equity	4,101.4	1,181.7	2,798.6	(3,991.8)	4,089.9
Noncontrolling interest	—	314.6	—	—	314.6
Total liabilities and equity	$5,514.1	$5,019.6	$4,531.6	$(6,247.8)	$8,817.5

	December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$242.8	$189.5	$359.5	$(254.8)	$537.0
Investments	—	3.9	30.8	—	34.7
Investments in consolidated subsidiaries	3,108.4	479.6	—	(3,588.0)	—
Property and equipment (including concession assets), net	—	3,903.2	3,803.0	(0.8)	7,705.4
Other assets	1,791.1	40.6	19.3	(1,787.1)	63.9
Total assets	$5,142.3	$4,616.8	$4,212.6	$(5,630.7)	$8,341.0
Liabilities and equity:
Current liabilities	$(566.9)	$1,066.6	$512.8	$(254.9)	$757.6
Long-term debt	1,759.8	1,260.0	812.3	(1,787.1)	2,045.0
Deferred income taxes	20.9	998.4	171.8	—	1,191.1
Other liabilities	3.8	94.4	24.4	—	122.6
Stockholders’ equity	3,924.7	887.0	2,691.3	(3,588.7)	3,914.3
Noncontrolling interest	—	310.4	—	—	310.4
Total liabilities and equity	$5,142.3	$4,616.8	$4,212.6	$(5,630.7)	$8,341.0

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Statements of Cash Flows - KCS Notes

	2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$428.4	$236.0	$482.7	$(233.8)	$913.3
Investing activities:
Capital expenditures	—	(373.1)	(190.8)	—	(563.9)
Purchase or replacement of equipment under operating leases	—	(26.6)	—	—	(26.6)
Property investments in MSLLC	—	—	(33.1)	—	(33.1)
Proceeds from repayment of loans to affiliates	9,067.7	—	—	(9,067.7)	—
Loans to affiliates	(9,123.4)	—	—	9,123.4	—
Contributions to consolidated affiliates	(153.4)	(6.5)	—	159.9	—
Other investing activities	—	(12.6)	6.1	1.9	(4.6)
Net cash used	(209.1)	(418.8)	(217.8)	217.5	(628.2)
Financing activities:
Proceeds from short-term borrowings	8,698.7	243.5	—	(243.5)	8,698.7
Repayment of short-term borrowings	(8,597.9)	(243.5)	—	243.5	(8,597.9)
Proceeds from issuance of long-term debt	248.7	—	—	—	248.7
Repayment of long-term debt	(244.8)	(3.5)	(28.1)	—	(276.4)
Dividends paid	(142.8)	—	(230.2)	230.2	(142.8)
Shares repurchased	(185.4)	—	—	—	(185.4)
Proceeds from loans from affiliates	—	8,879.9	—	(8,879.9)	—
Repayment of loans from affiliates	—	(8,824.2)	—	8,824.2	—
Contributions from affiliates	—	153.1	6.8	(159.9)	—
Other financing activities	4.2	(0.1)	(1.8)	1.7	4.0
Net cash provided (used)	(219.3)	205.2	(253.3)	16.3	(251.1)
Cash and cash equivalents:
Net increase	—	22.4	11.6	—	34.0
At beginning of year	0.2	10.2	126.2	—	136.6
At end of year	$0.2	$32.6	$137.8	$—	$170.6

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Statements of Cash Flows - KCS Notes—(Continued)

	2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$45.3	$356.6	$526.0	$(18.6)	$909.3
Investing activities:
Capital expenditures	—	(382.8)	(305.2)	—	(688.0)
Purchase or replacement of equipment under operating leases	—	(82.8)	(61.4)	—	(144.2)
Property investments in MSLLC	—	—	(17.4)	—	(17.4)
Proceeds from repayment of loans to affiliates	293.9	—	—	(293.9)	—
Loans to affiliates	(80.0)	—	—	80.0	—
Other investing activities	(0.8)	(31.4)	6.5	2.3	(23.4)
Net cash provided (used)	213.1	(497.0)	(377.5)	(211.6)	(873.0)
Financing activities:
Proceeds from short-term borrowings	80.0	10,786.2	—	—	10,866.2
Repayment of short-term borrowings	—	(10,937.3)	(300.0)	—	(11,237.3)
Proceeds from issuance of long-term debt	—	663.7	40.0	(80.0)	623.7
Repayment of long-term debt	—	(88.4)	(61.4)	—	(149.8)
Dividends paid	(140.1)	—	(17.8)	17.8	(140.1)
Shares repurchased	(194.2)	—	—	—	(194.2)
Repayment of loans from affiliates	—	(293.9)	—	293.9	—
Other financing activities	(4.1)	(9.2)	(1.4)	(1.5)	(16.2)
Net cash provided (used)	(258.4)	121.1	(340.6)	230.2	(247.7)
Cash and cash equivalents:
Net decrease	—	(19.3)	(192.1)	—	(211.4)
At beginning of year	0.2	29.5	318.3	—	348.0
At end of year	$0.2	$10.2	$126.2	$—	$136.6

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Statements of Cash Flows - KCS Notes—(Continued)

	2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$345.3	$379.1	$495.9	$(314.3)	$906.0
Investing activities:
Capital expenditures	—	(479.5)	(190.2)	1.5	(668.2)
Purchase or replacement of equipment under operating leases	—	(203.6)	(98.5)	—	(302.1)
Property investments in MSLLC	—	—	(26.7)	—	(26.7)
Proceeds from repayment of loans to affiliates	70.4	—	—	(70.4)	—
Contributions to consolidated affiliates	(299.6)	—	—	299.6	—
Other investing activities	(1.0)	8.6	5.8	0.7	14.1
Net cash used	(230.2)	(674.5)	(309.6)	231.4	(982.9)
Financing activities:
Proceeds from short-term borrowings	—	15,068.8	300.0	—	15,368.8
Repayment of short-term borrowings	—	(14,920.2)	—	—	(14,920.2)
Proceeds from issuance of long-term debt	—	175.0	—	—	175.0
Repayment of long-term debt	—	(423.6)	(84.4)	—	(508.0)
Dividends paid	(116.6)	—	(314.3)	314.3	(116.6)
Repayment of loans from affiliates	—	(70.4)	—	70.4	—
Contributions from affiliates	—	300.4	1.4	(301.8)	—
Other financing activities	1.3	(1.4)	(3.5)	—	(3.6)
Net cash provided (used)	(115.3)	128.6	(100.8)	82.9	(4.6)
Cash and cash equivalents:
Net increase (decrease)	(0.2)	(166.8)	85.5	—	(81.5)
At beginning of year	0.4	196.3	232.8	—	429.5
At end of year	$0.2	$29.5	$318.3	$—	$348.0

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

As of December 31, 2016, KCSR had outstanding $2.9 million principal amount of senior notes due through 2045. The senior notes are unsecured obligations of KCSR, and are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCS and certain wholly-owned domestic subsidiaries. As a result, the Company is providing the following condensed consolidating financial information (in millions).
Condensed Consolidating Statements of Comprehensive Income - KCSR Notes

	2016
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$1,077.3	$43.7	$1,252.5	$(39.3)	$2,334.2
Operating expenses	4.7	776.3	38.1	734.0	(37.4)	1,515.7
Operating income (loss)	(4.7)	301.0	5.6	518.5	(1.9)	818.5
Equity in net earnings (losses) of affiliates	468.5	(0.2)	5.3	12.7	(471.7)	14.6
Interest expense	(81.9)	(83.0)	—	(63.1)	130.3	(97.7)
Foreign exchange loss	—	—	—	(72.0)	—	(72.0)
Other income (expense), net	104.4	(0.2)	—	24.1	(129.0)	(0.7)
Income before income taxes	486.3	217.6	10.9	420.2	(472.3)	662.7
Income tax expense	7.1	84.3	3.1	89.2	(0.9)	182.8
Net income	479.2	133.3	7.8	331.0	(471.4)	479.9
Less: Net income attributable to noncontrolling interest	—	—	1.8	—	—	1.8
Net income attributable to Kansas City Southern and subsidiaries	479.2	133.3	6.0	331.0	(471.4)	478.1
Other comprehensive loss	(1.5)	—	—	(2.5)	2.5	(1.5)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$477.7	$133.3	$6.0	$328.5	$(468.9)	$476.6

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Statements of Comprehensive Income - KCSR Notes—(Continued)

	2015
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$1,112.5	$42.1	$1,302.3	$(38.1)	$2,418.8
Operating expenses	4.6	760.4	38.0	849.3	(37.3)	1,615.0
Operating income (loss)	(4.6)	352.1	4.1	453.0	(0.8)	803.8
Equity in net earnings (losses) of affiliates	464.0	(1.4)	5.5	16.5	(466.3)	18.3
Interest expense	(4.6)	(84.8)	(0.1)	(40.1)	47.7	(81.9)
Debt retirement and exchange costs	0.1	(5.2)	—	(2.5)	—	(7.6)
Foreign exchange loss	—	—	—	(56.6)	—	(56.6)
Other income (expense), net	45.9	(3.2)	0.1	1.4	(47.6)	(3.4)
Income before income taxes	500.8	257.5	9.6	371.7	(467.0)	672.6
Income tax expense	16.5	95.2	3.1	72.5	—	187.3
Net income	484.3	162.3	6.5	299.2	(467.0)	485.3
Less: Net income attributable to noncontrolling interest	—	—	1.8	—	—	1.8
Net income attributable to Kansas City Southern and subsidiaries	484.3	162.3	4.7	299.2	(467.0)	483.5
Other comprehensive loss	(1.5)	—	—	(2.2)	2.2	(1.5)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$482.8	$162.3	$4.7	$297.0	$(464.8)	$482.0

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Statements of Comprehensive Income - KCSR Notes—(Continued)

	2014
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$1,215.8	$48.7	$1,353.7	$(41.1)	$2,577.1
Operating expenses	7.6	881.6	41.8	879.1	(42.1)	1,768.0
Operating income (loss)	(7.6)	334.2	6.9	474.6	1.0	809.1
Equity in net earnings (losses) of affiliates	476.7	(0.1)	5.5	18.9	(479.9)	21.1
Interest expense	(0.1)	(83.3)	—	(39.6)	50.2	(72.8)
Debt retirement and exchange costs	—	(2.7)	—	(3.9)	—	(6.6)
Foreign exchange loss	—	—	—	(35.5)	—	(35.5)
Other income (expense), net	50.1	0.2	—	(1.2)	(51.3)	(2.2)
Income before income taxes	519.1	248.3	12.4	413.3	(480.0)	713.1
Income tax expense	16.5	94.7	4.4	93.2	—	208.8
Net income	502.6	153.6	8.0	320.1	(480.0)	504.3
Less: Net income attributable to noncontrolling interest	—	—	1.7	—	—	1.7
Net income attributable to Kansas City Southern and subsidiaries	502.6	153.6	6.3	320.1	(480.0)	502.6
Other comprehensive income (loss)	(1.2)	0.1	—	(1.8)	1.7	(1.2)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$501.4	$153.7	$6.3	$318.3	$(478.3)	$501.4

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Balance Sheets - KCSR Notes

	December 31, 2016
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$0.9	$271.8	$4.6	$381.2	$(10.5)	$648.0
Investments	—	3.9	—	29.0	—	32.9
Investments in consolidated subsidiaries	3,497.7	(9.8)	491.7	—	(3,979.6)	—
Property and equipment (including concession assets), net	—	4,024.5	179.1	3,868.8	(2.7)	8,069.7
Other assets	2,015.5	43.0	—	252.6	(2,244.2)	66.9
Total assets	$5,514.1	$4,333.4	$675.4	$4,531.6	$(6,237.0)	$8,817.5
Liabilities and equity:
Current liabilities	$(501.3)	$913.2	$91.7	$252.6	$(11.8)	$744.4
Long-term debt	1,883.1	1,357.7	0.1	1,274.9	(2,244.3)	2,271.5
Deferred income taxes	26.9	937.7	137.6	188.0	(0.9)	1,289.3
Other liabilities	4.0	86.2	0.1	17.5	—	107.8
Stockholders’ equity	4,101.4	1,038.6	131.3	2,798.6	(3,980.0)	4,089.9
Noncontrolling interest	—	—	314.6	—	—	314.6
Total liabilities and equity	$5,514.1	$4,333.4	$675.4	$4,531.6	$(6,237.0)	$8,817.5

	December 31, 2015
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$242.8	$182.7	$7.7	$359.5	$(255.7)	$537.0
Investments	—	3.9	—	30.8	—	34.7
Investments in consolidated subsidiaries	3,108.4	(7.6)	477.6	—	(3,578.4)	—
Property and equipment (including concession assets), net	—	3,716.4	186.8	3,803.0	(0.8)	7,705.4
Other assets	1,791.1	40.5	—	19.3	(1,787.0)	63.9
Total assets	$5,142.3	$3,935.9	$672.1	$4,212.6	$(5,621.9)	$8,341.0
Liabilities and equity:
Current liabilities	$(566.9)	$959.6	$107.8	$512.8	$(255.7)	$757.6
Long-term debt	1,759.8	1,259.9	0.1	812.3	(1,787.1)	2,045.0
Deferred income taxes	20.9	863.7	134.7	171.8	—	1,191.1
Other liabilities	3.8	94.2	0.2	24.4	—	122.6
Stockholders’ equity	3,924.7	758.5	118.9	2,691.3	(3,579.1)	3,914.3
Noncontrolling interest	—	—	310.4	—	—	310.4
Total liabilities and equity	$5,142.3	$3,935.9	$672.1	$4,212.6	$(5,621.9)	$8,341.0

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Statements of Cash Flows - KCSR Notes

	2016
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$428.4	$235.4	$0.6	$482.7	$(233.8)	$913.3
Investing activities:
Capital expenditures	—	(372.5)	(0.6)	(190.8)	—	(563.9)
Purchase or replacement of equipment under operating leases	—	(26.6)	—	—	—	(26.6)
Property investments in MSLLC	—	—	—	(33.1)	—	(33.1)
Proceeds from repayment of loans to affiliates	9,067.7	—	—	—	(9,067.7)	—
Loans to affiliates	(9,123.4)	—	—	—	9,123.4	—
Contributions to consolidated affiliates	(153.4)	—	(6.5)	—	159.9	—
Other investing activities	—	(12.6)	—	6.1	1.9	(4.6)
Net cash used	(209.1)	(411.7)	(7.1)	(217.8)	217.5	(628.2)
Financing activities:
Proceeds from short-term borrowings	8,698.7	243.5	—	—	(243.5)	8,698.7
Repayment of short-term borrowings	(8,597.9)	(243.5)	—	—	243.5	(8,597.9)
Proceeds from issuance of long-term debt	248.7	—	—	—	—	248.7
Repayment of long-term debt	(244.8)	(3.4)	(0.1)	(28.1)	—	(276.4)
Dividends paid	(142.8)	—	—	(230.2)	230.2	(142.8)
Shares repurchased	(185.4)	—	—	—	—	(185.4)
Proceeds from loans from affiliates	—	8,879.9	—	—	(8,879.9)	—
Repayment of loans from affiliates	—	(8,824.2)	—	—	8,824.2	—
Contributions from affiliates	—	146.6	6.5	6.8	(159.9)	—
Other financing activities	4.2	(0.1)	—	(1.8)	1.7	4.0
Net cash provided (used)	(219.3)	198.8	6.4	(253.3)	16.3	(251.1)
Cash and cash equivalents:
Net increase (decrease)	—	22.5	(0.1)	11.6	—	34.0
At beginning of year	0.2	10.1	0.1	126.2	—	136.6
At end of year	$0.2	$32.6	$—	$137.8	$—	$170.6

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Statements of Cash Flows - KCSR Notes—(Continued)

	2015
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$45.3	$355.6	$1.0	$526.0	$(18.6)	$909.3
Investing activities:
Capital expenditures	—	(381.5)	(1.3)	(305.2)	—	(688.0)
Purchase or replacement of equipment under operating leases	—	(82.8)	—	(61.4)	—	(144.2)
Property investments in MSLLC	—	—	—	(17.4)	—	(17.4)
Proceeds from repayment of loans to affiliates	293.9	—	—	—	(293.9)	—
Loans to affiliates	(80.0)	—	—	—	80.0	—
Other investing activities	(0.8)	(30.7)	(0.7)	6.5	2.3	(23.4)
Net cash provided (used)	213.1	(495.0)	(2.0)	(377.5)	(211.6)	(873.0)
Financing activities:
Proceeds from short-term borrowings	80.0	10,786.2	—	—	—	10,866.2
Repayment of short-term borrowings	—	(10,937.3)	—	(300.0)	—	(11,237.3)
Proceeds from issuance of long-term debt	—	663.7	—	40.0	(80.0)	623.7
Repayment of long-term debt	—	(88.3)	(0.1)	(61.4)	—	(149.8)
Dividends paid	(140.1)	—	—	(17.8)	17.8	(140.1)
Shares repurchased	(194.2)	—	—	—	—	(194.2)
Repayment of loans from affiliates	—	(293.9)	—	—	293.9	—
Other financing activities	(4.1)	(9.9)	0.7	(1.4)	(1.5)	(16.2)
Net cash provided (used)	(258.4)	120.5	0.6	(340.6)	230.2	(247.7)
Cash and cash equivalents:
Net decrease	—	(18.9)	(0.4)	(192.1)	—	(211.4)
At beginning of year	0.2	29.0	0.5	318.3	—	348.0
At end of year	$0.2	$10.1	$0.1	$126.2	$—	$136.6

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Statements of Cash Flows - KCSR Notes—(Continued)

	2014
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$345.3	$377.0	$2.1	$495.9	$(314.3)	$906.0
Investing activities:
Capital expenditures	—	(477.8)	(1.7)	(190.2)	1.5	(668.2)
Purchase or replacement of equipment under operating leases	—	(203.6)	—	(98.5)	—	(302.1)
Property investments in MSLLC	—	—	—	(26.7)	—	(26.7)
Proceeds from repayment of loans to affiliates	70.4	—	—	—	(70.4)	—
Contributions to consolidated affiliates	(299.6)	—	—	—	299.6	—
Other investing activities	(1.0)	9.7	(1.1)	5.8	0.7	14.1
Net cash used	(230.2)	(671.7)	(2.8)	(309.6)	231.4	(982.9)
Financing activities:
Proceeds from short-term borrowings	—	15,068.8	—	300.0	—	15,368.8
Repayment of short-term borrowings	—	(14,920.2)	—	—	—	(14,920.2)
Proceeds from issuance of long-term debt	—	175.0	—	—	—	175.0
Repayment of long-term debt	—	(423.5)	(0.1)	(84.4)	—	(508.0)
Dividends paid	(116.6)	—	—	(314.3)	314.3	(116.6)
Repayment of loans from affiliates	—	(70.4)	—	—	70.4	—
Contributions from affiliates	—	299.3	1.1	1.4	(301.8)	—
Other financing activities	1.3	(1.4)	—	(3.5)	—	(3.6)
Net cash provided (used)	(115.3)	127.6	1.0	(100.8)	82.9	(4.6)
Cash and cash equivalents:
Net increase (decrease)	(0.2)	(167.1)	0.3	85.5	—	(81.5)
At beginning of year	0.4	196.1	0.2	232.8	—	429.5
At end of year	$0.2	$29.0	$0.5	$318.3	$—	$348.0

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable.

Item 9A.	Controls and Procedures
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
KPMG LLP, the independent registered public accounting firm that audited the Company’s financial statements contained herein, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2016. The attestation report is included in Item 8 of this Form 10-K.

Item 9B.	Other Information
None.

Part III
The Company has incorporated by reference certain responses to the Items of this Part III pursuant to Rule 12b-23 under the Exchange Act and General Instruction G(3) to Form 10-K. The Company’s definitive proxy statement for the annual meeting of stockholders scheduled for May 4, 2017 (“Proxy Statement”), will be filed no later than 120 days after December 31, 2016.

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
(g) Annual Certification to the New York Stock Exchange
KCS’s common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “KSU”. As a result, the Chief Executive Officer is required to make annually, and he made on May 24, 2016, a CEO’s Annual Certification to the New York Stock Exchange in accordance with Section 303A.12 of the NYSE Listed Company Manual stating that he was not aware of any violations by KCS of the NYSE corporate governance listing standards.

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
Equity Compensation Plan Information
The following table provides information as of December 31, 2016, about the common stock that may be issued upon the exercise of options, warrants and rights, as well as shares remaining available for future issuance under the Company’s existing equity compensation plans.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans-Excluding Securities Reflected in the First Column (i)
Equity compensation plans:
Approved by security holders	601,992	$81.36	4,181,366
Not approved by security holders	—	—	—
Total	601,992	$81.36	4,181,366
_____________________

(i)
Includes 3,618,612 shares available for issuance under the 2009 Employee Stock Purchase Plan and 562,754 shares available for issuance under the 2008 Plan as awards in the form of Nonvested Shares, Bonus Shares, Performance Units or Performance Shares or issued upon the exercise of Options (including ISOs), stock appreciation rights or limited stock appreciation rights awarded under the 2008 Plan.

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

Exhibit	Description
4.3.5
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

4.5
2045 Notes Indenture, dated July 27, 2015, among KCSR, the Note Guarantors and U.S. Bank National Association, as trustee, filed as exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 28, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.5.

4.5.1
First Supplemental Indenture, dated July 27, 2015, among KCSR, the Note Guarantors and U.S. Bank National Association, as trustee, filed as exhibit 4.2 to the Company's Current Report on Form 8-K filed on July 28, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.5.1.

4.5.2
Second Supplemental Indenture, dated November 23, 2015, among KCSR, the Note Guarantors and U.S. Bank National Association, as trustee, filed as exhibit 4.3 to the Company's Current Report on Form 8-K filed on November 24, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.5.2.

4.5.3
Form of Note representing 4.950% Senior Notes due 2045 (included in Exhibit 4.2), filed as exhibit 4.3 to the Company's Current Report on Form 8-K filed on July 28, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.5.3.

4.6
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

4.6.3
Third Supplemental Indenture, dated December 9, 2015, among KCS, the Note Guarantors and U.S. Bank National Association, as trustee, filed as exhibit 4.4 to the Company’s Current Report on Form 8-K filed on December 15, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.6.3.

4.6.4
Fourth Supplemental Indenture, dated December 9, 2015, among KCS, the Note Guarantors and U.S. Bank National Association, as trustee, filed as exhibit 4.5 to the Company’s Current Report on Form 8-K filed on December 15, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.6.4.

4.6.5
Fifth Supplemental Indenture, dated December 9, 2015, among KCS, the Note Guarantors and U.S. Bank National Association, as trustee, filed as exhibit 4.6 to the Company’s Current Report on Form 8-K filed on December 15, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.6.5.

4.6.6
Sixth Supplemental Indenture, dated December 9, 2015, among KCS, the Note Guarantors and U.S. Bank National Association, as trustee, filed as exhibit 4.7 to the Company’s Current Report on Form 8-K filed on December 15, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.6.6.

4.6.7
Seventh Supplemental Indenture, dated May 16, 2016, among the Company, the Note Guarantors and U.S. Bank National Association, as trustee, filed as exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 17, 2016 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.6.7.

4.6.8
Form of Note representing 3.125% Senior Notes due 2026 (included in Exhibit 4.2), filed as exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 17, 2016 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.6.8.

Exhibit	Description
4.6.9
Registration Rights Agreement, dated December 9, 2015, among KCS, the Note Guarantors, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC, filed as exhibit 4.8 to the Company’s Current Report on Form 8-K filed on December 15, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.6.9.

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

10.8.2
English translation of amendment no. 2, dated November 22, 2006, filed as Exhibit 10.10.2 to the Company's Form 10-K for the year ended December 31, 2011, filed on February 8, 2012 (File No. 1-4717), of concession title granted by SCT in favor of KCSM, formerly known as FNE, December 2, 1996, as amended February 12, 2001, is incorporated herein by reference as Exhibit 10.8.2.

10.8.3
English translation of amendment no. 3, dated March 26, 2014, of concession title granted by SCT in favor of KCSM, formerly known as FNE, December 2, 1996, as amended February 12, 2001 and November 22, 2006, is attached to this Form 10-K as Exhibit 10.8.3.

10.9
Agreement to Forego Compensation between A. Edward Allinson and the Company, fully executed on March 30, 2001; Loan Agreement between A. Edward Allinson and the Company, fully executed on September 18, 2001; and the Promissory Note executed by the Trustees of The A. Edward Allinson Irrevocable Trust Agreement, dated June 4, 2001, Courtney Ann Arnot, A. Edward Allinson III and Bradford J. Allinson, Trustees, as Maker, and the Company, as Holder, filed as Exhibit 10.36 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 28, 2003 (File No. 1-4717), are incorporated herein by reference as Exhibit 10.9.

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

10.11.1
Amendment No. 1 to the Transaction Agreement, dated January 17, 2006, filed as Exhibit 10.47 to the Company’s Form 10-K for the year ended December 31, 2005, filed on April 7, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.11.1.

10.11.2
Amendment No. 2 to the Transaction Agreement, dated May 1, 2006, filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2006, filed on May 9, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.11.2.

10.11.3
Limited Liability Company Agreement of Meridian Speedway, LLC, dated May 1, 2006, between the Alabama Great Southern Railroad Company and the Company, filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2006, filed on May 9, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.11.3.

10.11.4
Amendment No. 1 and Waiver to Limited Liability Company Agreement, dated August 12, 2011, among Meridian Speedway, LLC, the Company, KCS Holdings, Inc. and The Alabama Great Southern Railroad Company, filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2011, filed on October 21, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.11.4.

10.11.5
Amendment No. 2 to Limited Liability Company Agreement, dated December 9, 2013, among the Company, KCS Holdings, Inc. and The Alabama Great Southern Railroad Company, is attached to this Form 10-K as Exhibit 10.11.5.

Exhibit	Description
10.12
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

10.12.1
Equipment Lease Agreement, dated August 2, 2006, between KCSR and the KCSR Trust 2006-1, filed as Exhibit 10.41 to the Company’s Form 10-Q for the quarter ended September 30, 2006, filed on November 9, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.12.1.

10.13
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

10.13.1
Equipment Lease Agreement, dated September 27, 2007, between KCSR and the KCSR 2007-1 Statutory Trust, filed as Exhibit 10.52 to the Company’s Form 10-K for the year ended December 31, 2007, filed on February 15, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.13.1.

10.14*
Kansas City Southern 2008 Stock Option and Performance Award Plan (Amended and Restated February 18, 2015) (the “2008 Plan”), filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 23, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.14.

10.14.1*
Form of Non-Qualified Stock Option Award Agreement under the 2008 Plan, filed as Exhibit 10.47.1 to the Company’s Form 10-K for the year ended December 31, 2008, filed on February 17, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.14.1.

10.14.2*
Form of Restricted Shares Award Agreement (cliff vesting) under the 2008 Plan, filed as Exhibit 10.47.2 to the Company’s Form 10-K for the year ended December 31, 2008, filed on February 17, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.14.2.

10.14.3*
Form of Restricted Shares Award Agreement (graded vesting) under the 2008 Plan, filed as Exhibit 10.47.3 to the Company’s Form 10-K for the year ended December 31, 2008, filed on February 17, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.14.3.

10.14.4*
Form of Restricted Shares Award Agreement under the 2008 Plan (applicable to restricted shares to be purchased), filed as Exhibit 10.47.4 to the Company’s Form 10-K for the year ended December 31, 2008, filed on February 17, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.14.4.

10.14.5*
Form of Restricted Shares Award and Performance Shares Award Agreement under the 2008 Plan, filed as Exhibit 10.47.5 to the Company’s Form 10-K for the year ended December 31, 2008, filed on February 17, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.14.5.

10.14.6*
Form of Restricted Shares Award Agreement (performance based vesting) under the 2008 Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 17, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.14.6.

10.14.7*
Form of Restricted Shares Award Agreement (Standard Form) under the 2008 Plan, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 23, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.14.7.

10.14.8*
Form of Restricted Shares Award Agreement (for use with the Executive Plan) under the 2008 Plan, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 23, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.14.8.

10.14.9*
Form of Restricted Stock Award Agreement under the 2008 Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 10, 2016 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.14.9.

10.14.10*
Form of Restricted Share Award Agreement (Employees) under the 2008 Plan for the 2016 Stock Appreciation Incentive Plan, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 25, 2016 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.14.10.

Exhibit	Description
10.14.11*
Form of Restricted Share Award Agreement (Independent Contractors) under the 2008 Plan for the 2016 Stock Appreciation Incentive Plan, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 25, 2016 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.14.11.

10.14.12*
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (United States Employees) under the 2008 Plan for the 2014 Long-Term Incentive Program, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2014 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.14.12.

10.14.13*
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (Non-United States Employees) under the 2008 Plan for the 2014 Long-Term Incentive Program, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 26, 2014 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.14.13.

10.14.14*
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (Employees) under the 2008 Plan for the 2015 Long-Term Incentive Program, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 23, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.14.14.

10.14.15*
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (Independent Contractors) under the 2008 Plan for the 2015 Long-Term Incentive Program, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 23, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.14.15.

10.14.16*
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (Employees) under the 2008 Plan for the 2016 Long-Term Incentive Program, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2016 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.14.16.

10.14.17*
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (Independent Contractors) under the 2008 Plan for the 2016 Long-Term Incentive Program, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 25, 2016 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.14.17.

10.14.18*
Performance Share Award Agreement for David Starling dated February 18, 2015, under the 2008 Plan, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 23, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.14.18.

10.15
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

10.15.1
Equipment Lease Agreement (KCSR 2008-1), dated as of April 1, 2008, between KCSR 2008-1 Statutory Trust (as Lessor) and KCSR (as Lessee), filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2008, filed on April 24, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.15.1.

10.16
Loan and Security Agreement, dated February 26, 2008, between KCSM and Export Development Canada, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2008, filed on April 24, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.16.

10.17
Loan Agreement, dated as of September 24, 2008, between KCSM and DVB Bank AG, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2008, filed on October 28, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.17.

10.18*
English translation of the Employment Agreement, dated April 20, 2006, between Kansas City Southern de México, S.A. de C.V. and José Guillermo Zozaya Delano, filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2009, filed on April 30, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.18.

Exhibit	Description
10.18.1*
English translation of Amendment Agreement to the Individual Indefinite Employment Contract of April 20, 2006, dated May 27, 2009, between KCSM and José Guillermo Zozaya Delano, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 2, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.18.1.

10.19*
Employment Agreement, dated August 15, 2008, between KCSR and Michael W. Upchurch, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 22, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.19.

10.19.1*
Amendment to Employment Agreement dated December 17, 2012, between KCSR and Michael W. Upchurch, filed as Exhibit 10.28.1 to the Company’s Form 10-K for the year ended December 31, 2012, filed on February 4, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.19.1.

10.20*
Employment Agreement, dated September 10, 2008, between KCSR and David L. Starling, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 15, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.20.

10.20.1*
Addendum to Employment Agreement, dated June 28, 2010, among the Company, KCSR and David L. Starling, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on June 29, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.20.1.

10.20.2*
Amendment to Employment Agreement dated December 17, 2012, between KCSR and David L. Starling, filed as Exhibit 10.29.2 to the Company’s Form 10-K for the year ended December 31, 2012, filed on February 4, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.20.2.

10.20.3*
Retention Agreement dated February 18, 2015, between the Company and David L. Starling, filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on February 23, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.20.3.

10.21*
Employment Agreement, dated September 28, 2009, between KCSR and Mary K. Stadler, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 2, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.21.

10.21.1*
Amendment to Employment Agreement dated December 17, 2012, between KCSR and Mary K. Stadler, filed as Exhibit 10.30.1 to the Company’s Form 10-K for the year ended December 31, 2012, filed on February 4, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.21.1.

10.22*
Employment Agreement, dated February 18, 2015, between The Kansas City Southern Railway Company and Jeffrey M. Songer, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 15, 2016 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.22.

10.23*
Employment Agreement, dated July 13, 2015, between The Kansas City Southern Railway Company and Brian Hancock, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2016, filed on April 19, 2016 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.23.

10.24
Trackage Rights Agreement, dated February 9, 2010, between KCSM and Ferromex, filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2010, filed on April 27, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.24.

10.25
Form of Loan Agreement between Locomotives Structured Holdings LLC (as successor by assignment from General Electric Capital Corporation) and KCSM, dated September 1, 2011, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2011, filed on October 21, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.25.

10.26
Financing Agreement dated as of February 21, 2012, between The Kansas City Southern Railway Company and the United States of America represented by the Secretary of Transportation acting through the Administrator of the Federal Railroad Administration, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 22, 2012 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.26.

10.27
Financing Agreement between The Texas-Mexican Railway Company and the Federal Railroad Administration, dated June 28, 2005, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on August 15, 2005 (File No. 1-04717), are incorporated herein by reference as Exhibit 10.27.

Exhibit	Description
10.27.1
Pledge Agreement between Mexrail, Inc. and the Federal Railroad Administration, and Guaranty of Mexrail, Inc. in favor of the Federal Railroad Administration, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on August 15, 2005 (File No. 1-04717), are incorporated herein by reference as Exhibit 10.27.1.

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

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Company

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm, is attached to this Form 10-K as Exhibit 23.1.

24.1	Power of Attorney (contained in the signature page herein).

31.1	Certification of Patrick J. Ottensmeyer, Chief Executive Officer of the Company, is attached to this Form 10-K as Exhibit 31.1.

31.2	Certification of Michael W. Upchurch, Chief Financial Officer of the Company, is attached to this Form 10-K as Exhibit 31.2.

32.1	Certification of Patrick J. Ottensmeyer, Chief Executive Officer of the Company, furnished pursuant to 18 U.S.C. Section 1350, is attached to this Form 10-K as Exhibit 32.1.

32.2	Certification of Michael W. Upchurch, Chief Financial Officer of the Company, furnished pursuant to 18 U.S.C. Section 1350, is attached to this Form 10-K as Exhibit 32.2.

101
The following financial information from Kansas City Southern’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015, and 2014, (iii) Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014, (v) Consolidated Statements of Changes in Equity for the Three Years ended December 31, 2016, 2015, and 2014, and (vi) the Notes to Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kansas City Southern

By:	/S/ PATRICK J. OTTENSMEYER
Patrick J. Ottensmeyer President, Chief Executive Officer and Director
January 27, 2017
POWER OF ATTORNEY
Know all people by these presents, that each person whose signature appears below constitutes and appoints Patrick J. Ottensmeyer and Michael W. Upchurch, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could do in person, hereby confirming all that said attorneys-in-fact and agents or either of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on January 27, 2017.

Signature	Title

/S/ PATRICK J. OTTENSMEYER	President, Chief Executive Officer and Director (Principal Executive Officer).
Patrick J. Ottensmeyer

/S/ MICHAEL W. UPCHURCH	Executive Vice President and Chief Financial Officer (Principal Financial Officer).
Michael W. Upchurch

/S/ MARY K. STADLER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer).
Mary K. Stadler

/S/ ROBERT J. DRUTEN	Chairman of the Board and Director.
Robert J. Druten

/S/ DAVID L. STARLING	Director.
David L. Starling

/S/ LU M. CÓRDOVA	Director.
Lu M. Córdova

/S/ HENRY R. DAVIS	Director.
Henry R. Davis

/S/ TERRENCE P. DUNN	Director.
Terrence P. Dunn

Signature	Title

/S/ ANTONIO O. GARZA, JR.	Director.
Antonio O. Garza, Jr.

/S/ DAVID GARZA-SANTOS	Director.
David Garza-Santos

/S/ THOMAS A. MCDONNELL	Director.
Thomas A. McDonnell

/S/ RODNEY E. SLATER	Director.
Rodney E. Slater

Kansas City Southern
2016 Form 10-K Annual Report
Index to Exhibits

Exhibit	Document
10.8.3
English translation of amendment no. 3, dated March 26, 2014, of concession title granted by SCT in favor of KCSM, formerly known as FNE, December 2, 1996, as amended February 12, 2001 and November 22, 2006.

10.11.5	Amendment No. 2 to Limited Liability Company Agreement, dated December 9, 2013, among the Company, KCS Holdings, Inc. and The Alabama Great Southern Railroad Company.

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Company

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Certification of Patrick J. Ottensmeyer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael W. Upchurch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Patrick J. Ottensmeyer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael W. Upchurch furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Kansas City Southern’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, (v) Consolidated Statements of Changes in Equity for the three years ended December 31, 2016, 2015 and 2014, and (vi) the Notes to Consolidated Financial Statements.