Form 10-Q
period 2017-03-31
KANSAS CITY SOUTHERN
filed 2017-04-21
CIK 54480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☒ Accelerated filer  ☐ Non-accelerated filer (Do not check if a smaller reporting company)  ☐
Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	April 14, 2017
Common Stock, $0.01 per share par value	106,083,719 Shares

Kansas City Southern and Subsidiaries
Form 10-Q
March 31, 2017

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Kansas City Southern and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
	March 31,
	2017	2016
	(In millions, except share and per share amounts) (Unaudited)
Revenues	$609.5	$562.7
Operating expenses:
Compensation and benefits	117.4	110.1
Purchased services	48.8	50.9
Fuel	75.4	56.8
Mexican fuel excise tax credit	(11.7)	—
Equipment costs	31.2	26.7
Depreciation and amortization	79.3	74.3
Materials and other	58.4	56.0
Total operating expenses	398.8	374.8
Operating income	210.7	187.9
Equity in net earnings of affiliates	4.0	3.9
Interest expense	(24.7)	(23.6)
Foreign exchange gain (loss)	46.8	(3.5)
Other income, net	1.1	0.2
Income before income taxes	237.9	164.9
Income tax expense	91.0	56.8
Net income	146.9	108.1
Less: Net income attributable to noncontrolling interest	0.3	0.3
Net income attributable to Kansas City Southern and subsidiaries	146.6	107.8
Preferred stock dividends	0.1	0.1
Net income available to common stockholders	$146.5	$107.7

Earnings per share:
Basic earnings per share	$1.38	$1.00
Diluted earnings per share	$1.38	$0.99

Average shares outstanding (in thousands):
Basic	106,111	108,057
Potentially dilutive common shares	215	218
Diluted	106,326	108,275
See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
	2017	2016
	(In millions) (Unaudited)
Net income	$146.9	$108.1
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0.5 million and $(0.1) million, respectively	0.8	(0.1)
Other comprehensive income (loss)	0.8	(0.1)
Comprehensive income	147.7	108.0
Less: Comprehensive income attributable to noncontrolling interest	0.3	0.3
Comprehensive income attributable to Kansas City Southern and subsidiaries	$147.4	$107.7
See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(In millions, except share and per share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$123.1	$170.6
Accounts receivable, net	208.5	191.0
Materials and supplies	154.9	152.6
Other current assets	146.5	133.8
Total current assets	633.0	648.0
Investments	38.0	32.9
Property and equipment (including concession assets), net	8,132.5	8,069.7
Other assets	74.7	66.9
Total assets	$8,878.2	$8,817.5
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$27.5	$25.4
Short-term borrowings	264.9	181.3
Accounts payable and accrued liabilities	415.8	537.7
Total current liabilities	708.2	744.4
Long-term debt	2,263.6	2,271.5
Deferred income taxes	1,331.7	1,289.3
Other noncurrent liabilities and deferred credits	105.8	107.8
Total liabilities	4,409.3	4,413.0
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding	6.1	6.1
$.01 par, common stock, 400,000,000 shares authorized; 123,352,185 shares issued; 106,080,878 and 106,606,619 shares outstanding at March 31, 2017 and December 31, 2016, respectively	1.1	1.1
Additional paid-in capital	955.3	954.8
Retained earnings	3,196.9	3,134.1
Accumulated other comprehensive loss	(5.4)	(6.2)
Total stockholders’ equity	4,154.0	4,089.9
Noncontrolling interest	314.9	314.6
Total equity	4,468.9	4,404.5
Total liabilities and equity	$8,878.2	$8,817.5
See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2017	2016
	(In millions) (Unaudited)
Operating activities:
Net income	$146.9	$108.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79.3	74.3
Deferred income taxes	44.3	36.7
Equity in net earnings of affiliates	(4.0)	(3.9)
Share-based compensation	4.8	6.1
Settlement of foreign currency derivative instruments	(49.5)	(59.1)
(Gain) loss on foreign currency derivative instruments	(33.9)	1.7
Mexican fuel excise tax credit	(11.7)	—
Changes in working capital items:
Accounts receivable	(16.1)	(2.1)
Materials and supplies	(2.6)	(3.8)
Other current assets	(5.3)	7.8
Accounts payable and accrued liabilities	(9.8)	1.6
Other, net	(12.8)	(7.4)
Net cash provided by operating activities	129.6	160.0

Investing activities:
Capital expenditures	(160.1)	(122.1)
Purchase or replacement of equipment under operating leases	—	(4.6)
Property investments in MSLLC	(4.2)	(6.6)
Proceeds from disposal of property	4.7	1.2
Other, net	(2.8)	(4.4)
Net cash used for investing activities	(162.4)	(136.5)

Financing activities:
Proceeds from short-term borrowings	2,747.8	4,194.8
Repayment of short-term borrowings	(2,664.9)	(4,221.0)
Repayment of long-term debt	(6.7)	(7.7)
Dividends paid	(35.2)	(35.8)
Shares repurchased	(55.7)	(51.0)
Debt costs	—	(0.2)
Net cash used for financing activities	(14.7)	(120.9)
Cash and cash equivalents:
Net decrease during each period	(47.5)	(97.4)
At beginning of year	170.6	136.6
At end of period	$123.1	$39.2
See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements
For purposes of this report, “KCS” or the “Company” may refer to Kansas City Southern or, as the context requires, to one or more subsidiaries of Kansas City Southern.

1. Basis of Presentation
In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring adjustments) necessary to fairly present the results for interim periods in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three months ended March 31, 2017, are not necessarily indicative of the results to be expected for the full year ending December 31, 2017. Certain prior year amounts have been reclassified to conform to the current year presentation.
During the first quarter of 2017, the Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The Company now recognizes forfeitures as they occur rather than estimating a forfeiture rate for the year. Excess tax benefits or deficiencies resulting from the exercise or vesting of awards are included in income tax expense in the reporting period in which they occur. Upon adoption, the Company recognized a cumulative-effect adjustment to equity at the beginning of 2017, as disclosed in Note 9 - Equity.

2. New Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration it expects to be entitled in exchange for those goods or services. The new standard will become effective for the Company beginning with the first quarter 2018 and the Company plans to adopt the accounting standard using the modified retrospective transition approach. The modified retrospective transition approach will recognize any changes from the beginning of the year of initial application through retained earnings with no restatement of comparative periods. The Company has substantially completed a review of the likely impacts of the application of the new standard to its existing portfolio of customer contracts. Under the new standard, the Company will continue to recognize freight revenue proportionally as a shipment moves from origin to destination. Furthermore, the Company will be required to assess variable consideration included in its contracts and make judgments and estimates throughout the applicable periods. Based on the Company’s review, the adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize for all leases a right-to-use asset and a lease obligation in the Consolidated Balance Sheet. Expenses are recognized in the Consolidated Statement of Income in a manner similar to current accounting guidance. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. Lessor accounting under the new standard is substantially unchanged. Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required. The new standard will become effective for the Company beginning with the first quarter 2019 and requires a modified retrospective transition approach. The Company anticipates that the adoption of the standard will have a significant impact to its Consolidated Balance Sheet as it will result in recording virtually all operating leases as a right-to-use asset and lease obligation; however, the Company is continuing to evaluate the impacts the adoption of this accounting guidance will have on the consolidated financial statements.

3. Mexican Fuel Excise Tax Credit
Fuel purchases made in Mexico are subject to an excise tax that is included in the price of fuel. In the second quarter of 2016, the Company determined it was eligible and could utilize a credit for the excise tax included in the price of fuel that is purchased and consumed in locomotives and certain work equipment in Mexico. The Mexican fuel excise tax credit is realized through the offset of the total annual Mexico income tax liability and income tax withholding payment obligations of Kansas City Southern de Mexico, S.A. de C.V. (“KCSM”), with no carryforward to future periods.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

4. Earnings Per Share Data
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
The following table reconciles the basic earnings per share computation to the diluted earnings per share computation (in millions, except share and per share amounts):

	Three Months Ended
	March 31,
	2017	2016
Net income available to common stockholders for purposes of computing basic and diluted earnings per share	$146.5	$107.7
Weighted-average number of shares outstanding (in thousands):
Basic shares	106,111	108,057
Effect of dilution	215	218
Diluted shares	106,326	108,275
Earnings per share:
Basic earnings per share	$1.38	$1.00
Diluted earnings per share	$1.38	$0.99

Potentially dilutive shares excluded from the calculation (in thousands):

Stock options excluded as their inclusion would be anti-dilutive	261	185

5. Property and Equipment (including Concession Assets)
Property and equipment, including concession assets, and related accumulated depreciation and amortization are summarized below (in millions):

	March 31, 2017	December 31, 2016
Land	$218.7	$219.2
Concession land rights	141.2	141.2
Road property	7,287.8	7,186.0
Equipment	2,456.0	2,439.8
Technology and other	189.0	182.2
Construction in progress	312.6	293.4
Total property	10,605.3	10,461.8
Accumulated depreciation and amortization	2,472.8	2,392.1
Property and equipment (including concession assets), net	$8,132.5	$8,069.7
Concession assets, net of accumulated amortization of $629.2 million and $610.7 million, totaled $2,135.5 million and $2,131.6 million at March 31, 2017 and December 31, 2016, respectively.

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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability.
The Company’s derivative financial instruments are measured at fair value on a recurring basis and consist of foreign currency forward and option contracts, which are classified as Level 2 valuations. The Company determines the fair value of its derivative financial instrument positions based upon pricing models using inputs observed from actively quoted markets and also takes into consideration the contract terms as well as other inputs, including market currency exchange rates and in the case of option contracts, volatility, the risk-free interest rate and the time to expiration. The fair value of the foreign currency derivative instruments was an asset of $42.3 million and a liability of $41.1 million at March 31, 2017 and December 31, 2016, respectively.
The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings. The carrying value of the short-term financial instruments approximates their fair value.
The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $2,245.6 million and $2,303.8 million at March 31, 2017 and December 31, 2016, respectively. The carrying value was $2,291.1 million and $2,296.9 million at March 31, 2017 and December 31, 2016, respectively. If the Company’s debt were measured at fair value, the fair value measurements of the individual debt instruments would have been classified as either Level 1 or Level 2 in the fair value hierarchy.

7. Derivative Instruments
The Company enters into derivative transactions in certain situations based on management’s assessment of current market conditions and perceived risks. Management intends to respond to evolving business and market conditions and in doing so, may enter into such transactions as deemed appropriate.
Credit Risk. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages this risk by limiting its counterparties to large financial institutions which meet the Company’s credit rating standards and have an established banking relationship with the Company. As of March 31, 2017, the Company did not expect any losses as a result of default of its counterparties.
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Below is a summary of the Company’s 2017 and 2016 foreign currency derivative contracts (amounts in millions, except Ps./USD):

Foreign currency forward contracts
	Contracts to purchase Ps./pay USD							Offsetting contracts to sell Ps./receive USD
	Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Maturity date		Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Maturity date	Cash received/(paid) on settlement
2016 contracts and 2017 offsetting contracts settled	$340.0	Ps.	6,207.7	Ps.	18.3	1/17/2017		$287.0	Ps.	6,207.7	Ps.	21.6	1/17/2017	$(53.0)
2016 contracts and 2016 offsetting contracts settled	$60.0	Ps.	1,057.3	Ps.	17.6	4/29/2016		$60.7	Ps.	1,057.3	Ps.	17.4	4/29/2016	$0.7
2015 contracts and 2016 offsetting contracts settled	$300.0	Ps.	4,480.4	Ps.	14.9	1/15/2016		$251.0	Ps.	4,480.4	Ps.	17.9	1/15/2016	$(49.0)

Foreign currency zero-cost collar contracts
	Notional amount	Maturity date		Weighted-average call rate outstanding options (in Ps./USD)		Weighted-average put rate outstanding options (in Ps./USD)		Cash received/(paid) on settlement
2017 contracts	$195.0	4/25/2017		Ps.	21.3	Ps.	21.9	$—
2017 contracts	$250.0	1/16/2018		Ps.	21.6	Ps.	24.8	$3.5 (i)
2015 contracts settled in 2016	$80.0	1/15/2016		—		—		$(10.1)
(i) During February 2017, the Company settled $115.0 million of the zero-cost collar contracts.
The Company has not designated any of the foreign currency derivative contracts as hedging instruments for accounting purposes. The Company measures the foreign currency derivative contracts at fair value each period and recognizes any change in fair value in foreign exchange gain (loss) within the consolidated statements of income.
 The following tables present the fair value of derivative instruments included in the consolidated balance sheets (in millions):

	Derivative Assets
	Balance Sheet Location	March 31, 2017	December 31, 2016
Derivatives not designated as hedging instruments:
Foreign currency zero-cost collar contracts	Other current assets	$42.3	$—
Total derivative assets		$42.3	$—

	Derivative Liabilities
	Balance Sheet Location	March 31, 2017	December 31, 2016
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued liabilities	$—	$41.1
Total derivative liabilities		$—	$41.1

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The following table presents the effects of derivative instruments on the consolidated statements of income (in millions):

	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Three Months Ended
		March 31,
		2017	2016
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Foreign exchange gain (loss)	$(11.9)	$2.2
Foreign currency zero-cost collar contracts	Foreign exchange gain (loss)	45.8	(3.9)
Total		$33.9	$(1.7)

8. Short-Term Borrowings
Commercial Paper. The Company’s commercial paper program generally serves as the primary means of short-term funding. As of March 31, 2017, KCS had $264.9 million commercial paper outstanding, net of $0.1 million discount, at a weighted-average interest rate of 1.406%. As of December 31, 2016, KCS had $181.3 million of commercial paper outstanding, net of $0.1 million discount, at a weighted-average interest rate of 1.290%.

9. Equity
The following tables summarize the changes in equity (in millions):

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity
Beginning balance	$4,089.9	$314.6	$4,404.5	$3,914.3	$310.4	$4,224.7
Cumulative-effect adjustment (i)	2.5	—	2.5	—	—	—
Net income	146.6	0.3	146.9	107.8	0.3	108.1
Other comprehensive income (loss)	0.8	—	0.8	(0.1)	—	(0.1)
Dividends on common stock	(35.0)	—	(35.0)	(35.6)	—	(35.6)
Dividends on $25 par preferred stock	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Share repurchases	(55.7)	—	(55.7)	(51.0)	—	(51.0)
Options exercised and stock subscribed, net of shares withheld for employee taxes	0.2	—	0.2	0.3	—	0.3
Excess tax benefit from share-based compensation	—	—	—	(0.3)	—	(0.3)
Share-based compensation	4.8	—	4.8	6.1	—	6.1
Ending balance	$4,154.0	$314.9	$4,468.9	$3,941.4	$310.7	$4,252.1

(i)
The company recognized a $2.5 million net cumulative-effect adjustment to equity as of January 1, 2017, due to the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. For additional discussion, see Note 1 - Basis of Presentation.

Share Repurchase Program
In May 2015, the Company announced a share repurchase program of up to $500.0 million, which expires on June 30, 2017. Management's assessment of market conditions, available liquidity and other factors will determine the timing and volume of repurchases. During the three months ended March 31, 2017, KCS repurchased 639,000 shares of common stock for $55.7 million at an average price of $87.15 per share. Since inception of this program, KCS has repurchased 4,900,596 shares of common stock for $435.3 million at an average price of $88.82 per share. The excess of repurchase price over par value is allocated between additional paid-in capital and retained earnings.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Cash Dividends on Common Stock
On January 26, 2017, the Company’s Board of Directors declared a cash dividend of $0.330 per share payable on April 5, 2017, to common stockholders of record as of March 13, 2017. The aggregate amount of the dividend declared was $35.0 million.
The following table presents the amount of cash dividends declared per common share by the Company’s Board of Directors:

	Three Months Ended
	March 31,
	2017	2016
Cash dividends declared per common share	$0.330	$0.330

10. Commitments and Contingencies
Concession Duty. Under KCSM’s 50-year railroad concession from the Mexican government (the “Concession”), which would expire in 2047 unless extended, KCSM pays annual concession duty expense of 1.25% of gross revenues. For the three months ended March 31, 2017, the concession duty expense, which is recorded within Materials and other in operating expenses, was $4.2 million, compared to $3.6 million for the same period in 2016.
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
Environmental Liabilities. The Company’s U.S. operations are subject to extensive federal, state and local environmental laws and regulations. The major U.S. environmental laws to which the Company is subject include, among others, the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA,” also known as the Superfund law), the Toxic Substances Control Act, the Federal Water Pollution Control Act, and the Hazardous Materials Transportation Act. CERCLA can impose joint and several liabilities for cleanup and investigation costs, without regard to fault or legality of the original conduct, on current and predecessor owners and operators of a site, as well as those who generate, or arrange for the disposal of, hazardous substances. The Company does not believe that compliance with the requirements imposed by the environmental laws will impair its competitive capability or result in any material additional capital expenditures, operating or maintenance costs. The Company is, however, subject to environmental remediation costs as described in the following paragraphs.
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
Personal Injury. The Company’s personal injury liability is based on semi-annual actuarial studies performed on an undiscounted basis by an independent third party actuarial firm and reviewed by management. This liability is based on personal injury claims filed and an estimate of claims incurred but not yet reported. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Adjustments to the liability are reflected within operating expenses in the period in which changes to estimates are known. Personal injury claims in excess of self-insurance

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The personal injury liability as of March 31, 2017, was based on an updated actuarial study of personal injury claims through November 30, 2016, and review of the last four months’ experience.
The personal injury liability activity was as follows (in millions):

	Three Months Ended March 31,
	2017	2016
Balance at beginning of year	$23.8	$23.9
Accruals	1.2	1.2
Payments	(1.8)	(0.7)
Balance at end of period	$23.2	$24.4
Tax Contingencies. Tax returns filed in the U.S. for periods after 2012 and in Mexico for periods after 2008 for KCSM and after 2010 for Mexico subsidiaries other than KCSM remain open to examination by the taxing authorities. The Servicio de Administración Tributaria (the “SAT”), the Mexican equivalent of the IRS, is currently examining the KCSM 2011 Mexico tax return and the KCSM Servicios 2013 Mexico tax return. The Company received audit assessments from the SAT for the KCSM 2009 and 2010 Mexico tax returns during the first quarter of 2017. The Company commenced administrative actions with the SAT and if these assessments are not nullified, the matters will be litigated. The Company believes that it has strong legal arguments in its favor and it is more likely than not that it will prevail in any challenge of the assessments. However, an unexpected adverse resolution could have a material effect on the consolidated financial statements in a particular quarter or fiscal year.
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
Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness or further weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and its operating results. If the financial condition of the Company’s customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate at March 31, 2017.
Panama Canal Railway Company (“PCRC”) Guarantees and Indemnities. At March 31, 2017, the Company had issued and outstanding $5.5 million under a standby letter of credit to fulfill its obligation to fund fifty percent of the debt service reserve and

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

liquidity reserve established by PCRC in connection with the issuance of the 7.0% Senior Secured Notes due November 1, 2026 (the “PCRC Notes”). Additionally, KCS has pledged its shares of PCRC as security for the PCRC Notes.
Mexican Antitrust Review. Pursuant to the 2014 Mexican Antitrust Law, on September 12, 2016, the Mexican government’s antitrust commission (Comisión Federal de Competencia Económica or “COFECE”), announced that it would review competitive conditions in the Mexican railroad industry, with respect to the existence of effective competition in the provision of interconnection services, trackage rights and switching rights used to render public freight transport in Mexico. The COFECE review includes the entire freight rail transportation market in Mexico and is not targeted to any single rail carrier.
On March 15, 2017, the COFECE published an executive summary of its preliminary report in the Diario Oficial de la Federación. The COFECE’s preliminary report concluded that there was a lack of effective competition in the market for trackage rights (“Relevant Market”) throughout the entire networks of Kansas City Southern de Mexico, S.A. de C.V. (“KCSM”), Ferrocarril Mexicano, S.A. de C.V. (“Ferromex”), Ferrosur, S.A. de C.V. (“Ferrosur”), and Terminal of the Valley of Mexico, S.A. de C.V. (“Ferrovalle).
The Company disagrees with the COFECE’s reasoning and preliminary conclusions, and responded on April 20, 2017 with its evidence and arguments to support its position, as provided in the Mexican antitrust law. The Company’s response argues that the investigation which supports the conclusions in the preliminary report was conducted contrary to the rule of law, the rules of procedure, and relied upon faulty economic analysis.
The COFECE has an additional term of up to 110 business days beginning April 21, 2017 to issue a final report in connection with effective competition conditions in the Relevant Market. It is too early to determine what, if any, impact this review may have on Mexican rail operations in the future. If the COFECE’s final report determines there is a lack of effective competition, it could request the new Mexican Agencia Reguladora del Transporte Ferroviario (“Regulatory Agency of Rail Transportation” or “ARTF”), which has primary regulatory jurisdiction over the Company’s Mexican operations, to conduct proceedings to determine whether to establish new limited mandatory trackage rights and/or rate regulation under the Amendments to the Mexican Regulatory Railroad Service Law.
U.S. Surface Transportation Board. On July 27, 2016, the Surface Transportation Board issued a Notice of Proposed Rulemaking in Ex Parte 711 (Sub-No.1) Reciprocal Switching proposing rules related to reciprocal switching. Initial comments on the proposed rule were due by October 26, 2016, and replies to the initial comments were due by January 13, 2017. On December 27, 2016, the agency suspended the procedural deadline following submission of reply comments pending anticipated changes in the agency’s membership. Until the rule has been finalized, KCS cannot determine what effect, if any, the rule will have on its business.

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
The following tables provide information by geographic area (in millions):

	Three Months Ended
	March 31,
Revenues	2017	2016
U.S.	$321.2	$292.3
Mexico	288.3	270.4
Total revenues	$609.5	$562.7

Property and equipment (including concession assets), net	March 31, 2017	December 31, 2016
U.S.	$5,020.4	$4,960.6
Mexico	3,112.1	3,109.1
Total property and equipment (including concession assets), net	$8,132.5	$8,069.7

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

12. Subsequent Event
Foreign Currency Hedging
As of March 31, 2017, the Company had outstanding foreign currency option contracts known as zero-cost collars with an aggregate notional amount of $330.0 million. On April 20, 2017, the Company settled $20.0 million of its foreign currency zero-cost collar contracts with an expiration date of April 25, 2017, resulting in a gain of $3.2 million.
During April 2017, the Company entered into foreign currency zero-cost collar contracts with an aggregate notional amount of $25.0 million to hedge its exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar. The zero-cost collar contracts with an aggregate notional amount of $20.0 million and $5.0 million will expire on July 27, 2017 and January 18, 2018, respectively. The zero-cost collar contracts have a weighted-average rate of Ps.18.86 to each U.S. dollar for the Mexican peso call options purchased by KCS and a weighted-average rate of Ps.19.73 to each U.S. dollar for the Mexican peso put options sold by KCS.
The Company has not designated these foreign currency derivative instruments as hedging instruments for accounting purposes. The Company will measure the foreign currency derivative instruments at fair value each period and will recognize any change in fair value in foreign exchange gain (loss) within the consolidated statements of comprehensive income.

13. Condensed Consolidating Financial Information
Pursuant to Securities and Exchange Commission (“SEC”) Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered”, the Company is required to provide condensed consolidating financial information for issuers of certain of its senior notes that are guaranteed.
As of March 31, 2017, KCS had outstanding $2,093.5 million senior notes due through 2045. The senior notes are unsecured obligations of KCS, and are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCSR and certain wholly-owned domestic subsidiaries of KCS. As a result, the Company is providing the following condensed consolidating financial information (in millions).
Condensed Consolidating Statements of Comprehensive Income - KCS Notes

	Three Months Ended March 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$295.2	$318.6	$(4.3)	$609.5
Operating expenses	1.1	217.5	184.5	(4.3)	398.8
Operating income (loss)	(1.1)	77.7	134.1	—	210.7
Equity in net earnings of affiliates	146.1	1.3	3.5	(146.9)	4.0
Interest expense	(20.6)	(18.7)	(9.1)	23.7	(24.7)
Foreign exchange gain	—	—	46.8	—	46.8
Other income, net	23.6	1.1	0.5	(24.1)	1.1
Income before income taxes	148.0	61.4	175.8	(147.3)	237.9
Income tax expense	1.3	23.6	66.1	—	91.0
Net income	146.7	37.8	109.7	(147.3)	146.9
Less: Net income attributable to noncontrolling interest	—	0.3	—	—	0.3
Net income attributable to Kansas City Southern and subsidiaries	146.7	37.5	109.7	(147.3)	146.6
Other comprehensive income	0.8	—	1.3	(1.3)	0.8
Comprehensive income attributable to Kansas City Southern and subsidiaries	$147.5	$37.5	$111.0	$(148.6)	$147.4

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Comprehensive Income - KCS Notes—(Continued)

	Three Months Ended March 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$266.8	$300.4	$(4.5)	$562.7
Operating expenses	1.1	199.9	178.3	(4.5)	374.8
Operating income (loss)	(1.1)	66.9	122.1	—	187.9
Equity in net earnings of affiliates	103.7	1.5	3.4	(104.7)	3.9
Interest expense	(18.9)	(21.6)	(8.4)	25.3	(23.6)
Foreign exchange loss	—	—	(3.5)	—	(3.5)
Other income, net	25.1	0.3	0.4	(25.6)	0.2
Income before income taxes	108.8	47.1	114.0	(105.0)	164.9
Income tax expense	1.0	18.5	37.3	—	56.8
Net income	107.8	28.6	76.7	(105.0)	108.1
Less: Net income attributable to noncontrolling interest	—	0.3	—	—	0.3
Net income attributable to Kansas City Southern and subsidiaries	107.8	28.3	76.7	(105.0)	107.8
Other comprehensive loss	(0.1)	—	(0.1)	0.1	(0.1)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$107.7	$28.3	$76.6	$(104.9)	$107.7

Condensed Consolidating Balance Sheets - KCS Notes

	March 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$5.2	$227.4	$406.1	$(5.7)	$633.0
Investments	—	3.8	34.2	—	38.0
Investments in consolidated subsidiaries	3,646.4	494.8	—	(4,141.2)	—
Property and equipment (including concession assets), net	—	4,256.6	3,878.6	(2.7)	8,132.5
Other assets	2,015.4	50.2	253.3	(2,244.2)	74.7
Total assets	$5,667.0	$5,032.8	$4,572.2	$(6,393.8)	$8,878.2
Liabilities and equity:
Current liabilities	$(329.4)	$877.2	$167.4	$(7.0)	$708.2
Long-term debt	1,800.1	1,440.4	1,267.3	(2,244.2)	2,263.6
Deferred income taxes	26.7	1,095.9	210.0	(0.9)	1,331.7
Other liabilities	4.0	83.9	17.9	—	105.8
Stockholders’ equity	4,165.6	1,220.5	2,909.6	(4,141.7)	4,154.0
Noncontrolling interest	—	314.9	—	—	314.9
Total liabilities and equity	$5,667.0	$5,032.8	$4,572.2	$(6,393.8)	$8,878.2

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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Cash Flows - KCS Notes

	Three Months Ended March 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$4.0	$86.4	$39.2	$—	$129.6
Investing activities:
Capital expenditures	—	(110.9)	(49.2)	—	(160.1)
Property investments in MSLLC	—	—	(4.2)	—	(4.2)
Proceeds from repayment of loans to affiliates	2,752.1	—	—	(2,752.1)	—
Loans to affiliates	(2,747.8)	—	—	2,747.8	—
Contribution to consolidated affiliates	(0.2)	(0.2)	—	0.4	—
Other investing activities	—	0.9	1.0	—	1.9
Net cash provided (used)	4.1	(110.2)	(52.4)	(3.9)	(162.4)
Financing activities:
Proceeds from short-term borrowings	2,747.8	—	—	—	2,747.8
Repayment of short-term borrowings	(2,664.9)	—	—	—	(2,664.9)
Dividends paid	(35.2)	—	—	—	(35.2)
Shares repurchased	(55.7)	—	—	—	(55.7)
Proceeds from loans from affiliates	—	2,747.8	—	(2,747.8)	—
Repayment of loans from affiliates	—	(2,752.1)	—	2,752.1	—
Contribution from affiliates	—	0.2	0.2	(0.4)	—
Other financing activities	—	(0.9)	(5.8)	—	(6.7)
Net cash used	(8.0)	(5.0)	(5.6)	3.9	(14.7)
Cash and cash equivalents:
Net increase (decrease)	0.1	(28.8)	(18.8)	—	(47.5)
At beginning of year	0.2	32.6	137.8	—	170.6
At end of period	$0.3	$3.8	$119.0	$—	$123.1

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Cash Flows - KCS Notes—(Continued)

	Three Months Ended March 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$109.9	$98.6	$49.9	$(98.4)	$160.0
Investing activities:
Capital expenditures	—	(85.3)	(36.8)	—	(122.1)
Purchase or replacement of equipment under operating leases	—	(4.6)	—	—	(4.6)
Property investments in MSLLC	—	—	(6.6)	—	(6.6)
Proceeds from repayment of loans to affiliates	4,297.1	—	—	(4,297.1)	—
Loans to affiliates	(4,194.8)	—	—	4,194.8	—
Contribution to consolidated affiliates	(96.8)	(0.1)	(0.1)	96.9	(0.1)
Other investing activities	—	(4.9)	1.8	—	(3.1)
Net cash provided (used)	5.5	(94.9)	(41.7)	(5.4)	(136.5)
Financing activities:
Proceeds from short-term borrowings	4,194.8	—	—	—	4,194.8
Repayment of short-term borrowings	(4,221.0)	—	—	—	(4,221.0)
Dividends paid	(35.8)	—	(96.7)	96.7	(35.8)
Shares repurchased	(51.0)	—	—	—	(51.0)
Proceeds from loans from affiliates	—	4,194.8	—	(4,194.8)	—
Repayment of loans from affiliates	—	(4,297.1)	—	4,297.1	—
Contribution from affiliates	—	96.8	0.1	(96.9)	—
Other financing activities	—	(1.0)	(8.6)	1.7	(7.9)
Net cash used	(113.0)	(6.5)	(105.2)	103.8	(120.9)
Cash and cash equivalents:
Net increase (decrease)	2.4	(2.8)	(97.0)	—	(97.4)
At beginning of year	0.2	10.2	126.2	—	136.6
At end of period	$2.6	$7.4	$29.2	$—	$39.2

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

As of March 31, 2017, KCSR had outstanding $2.9 million principal amount of senior notes due through 2045. The senior notes are unsecured obligations of KCSR, and are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCS and certain wholly-owned domestic subsidiaries. As a result, the Company is providing the following condensed consolidating financial information (in millions).
Condensed Consolidating Statements of Comprehensive Income - KCSR Notes

	Three Months Ended March 31, 2017
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$289.2	$11.1	$318.6	$(9.4)	$609.5
Operating expenses	1.1	212.9	9.7	184.5	(9.4)	398.8
Operating income (loss)	(1.1)	76.3	1.4	134.1	—	210.7
Equity in net earnings (losses) of affiliates	146.1	(0.1)	0.9	3.5	(146.4)	4.0
Interest expense	(20.6)	(18.7)	—	(9.1)	23.7	(24.7)
Foreign exchange gain	—	—	—	46.8	—	46.8
Other income, net	23.6	1.1	—	0.5	(24.1)	1.1
Income before income taxes	148.0	58.6	2.3	175.8	(146.8)	237.9
Income tax expense	1.3	22.6	1.0	66.1	—	91.0
Net income	146.7	36.0	1.3	109.7	(146.8)	146.9
Less: Net income attributable to noncontrolling interest	—	—	0.3	—	—	0.3
Net income attributable to Kansas City Southern and subsidiaries	146.7	36.0	1.0	109.7	(146.8)	146.6
Other comprehensive income	0.8	—	—	1.3	(1.3)	0.8
Comprehensive income attributable to Kansas City Southern and subsidiaries	$147.5	$36.0	$1.0	$111.0	$(148.1)	$147.4

	Three Months Ended March 31, 2016
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$260.6	$10.8	$300.4	$(9.1)	$562.7
Operating expenses	1.1	195.6	8.9	178.3	(9.1)	374.8
Operating income (loss)	(1.1)	65.0	1.9	122.1	—	187.9
Equity in net earnings of affiliates	103.7	0.1	1.0	3.4	(104.3)	3.9
Interest expense	(18.9)	(21.6)	—	(8.4)	25.3	(23.6)
Foreign exchange loss	—	—	—	(3.5)	—	(3.5)
Other income, net	25.1	0.3	—	0.4	(25.6)	0.2
Income before income taxes	108.8	43.8	2.9	114.0	(104.6)	164.9
Income tax expense	1.0	17.1	1.4	37.3	—	56.8
Net income	107.8	26.7	1.5	76.7	(104.6)	108.1
Less: Net income attributable to noncontrolling interest	—	—	0.3	—	—	0.3
Net income attributable to Kansas City Southern and subsidiaries	107.8	26.7	1.2	76.7	(104.6)	107.8
Other comprehensive loss	(0.1)	—	—	(0.1)	0.1	(0.1)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$107.7	$26.7	$1.2	$76.6	$(104.5)	$107.7

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Balance Sheets - KCSR Notes

	March 31, 2017
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$5.2	$221.6	$5.8	$406.1	$(5.7)	$633.0
Investments	—	3.8	—	34.2	—	38.0
Investments in consolidated subsidiaries	3,646.4	(10.1)	492.7	—	(4,129.0)	—
Property and equipment (including concession assets), net	—	4,079.4	177.2	3,878.6	(2.7)	8,132.5
Other assets	2,015.4	50.2	—	253.3	(2,244.2)	74.7
Total assets	$5,667.0	$4,344.9	$675.7	$4,572.2	$(6,381.6)	$8,878.2
Liabilities and equity:
Current liabilities	$(329.4)	$787.4	$89.8	$167.4	$(7.0)	$708.2
Long-term debt	1,800.1	1,440.4	—	1,267.3	(2,244.2)	2,263.6
Deferred income taxes	26.7	957.4	138.5	210.0	(0.9)	1,331.7
Other liabilities	4.0	83.8	0.1	17.9	—	105.8
Stockholders’ equity	4,165.6	1,075.9	132.4	2,909.6	(4,129.5)	4,154.0
Noncontrolling interest	—	—	314.9	—	—	314.9
Total liabilities and equity	$5,667.0	$4,344.9	$675.7	$4,572.2	$(6,381.6)	$8,878.2

	December 31, 2016
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$0.9	$271.8	$4.6	$381.2	$(10.5)	$648.0
Investments	—	3.9	—	29.0	—	32.9
Investments in consolidated subsidiaries	3,497.7	(9.8)	491.7	—	(3,979.6)	—
Property and equipment (including concession assets), net	—	4,024.5	179.1	3,868.8	(2.7)	8,069.7
Other assets	2,015.5	43.0	—	252.6	(2,244.2)	66.9
Total assets	$5,514.1	$4,333.4	$675.4	$4,531.6	$(6,237.0)	$8,817.5
Liabilities and equity:
Current liabilities	$(501.3)	$913.2	$91.7	$252.6	$(11.8)	$744.4
Long-term debt	1,883.1	1,357.7	0.1	1,274.9	(2,244.3)	2,271.5
Deferred income taxes	26.9	937.7	137.6	188.0	(0.9)	1,289.3
Other liabilities	4.0	86.2	0.1	17.5	—	107.8
Stockholders’ equity	4,101.4	1,038.6	131.3	2,798.6	(3,980.0)	4,089.9
Noncontrolling interest	—	—	314.6	—	—	314.6
Total liabilities and equity	$5,514.1	$4,333.4	$675.4	$4,531.6	$(6,237.0)	$8,817.5

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Cash Flows - KCSR Notes

	Three Months Ended March 31, 2017
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$4.0	$86.3	$0.1	$39.2	$—	$129.6
Investing activities:
Capital expenditures	—	(110.9)	—	(49.2)	—	(160.1)
Property investments in MSLLC	—	—	—	(4.2)	—	(4.2)
Proceeds from repayment of loans to affiliates	2,752.1	—	—	—	(2,752.1)	—
Loans to affiliates	(2,747.8)	—	—	—	2,747.8	—
Contribution to consolidated affiliates	(0.2)	—	(0.2)	—	0.4	—
Other investing activities	—	0.9	—	1.0	—	1.9
Net cash provided (used)	4.1	(110.0)	(0.2)	(52.4)	(3.9)	(162.4)
Financing activities:
Proceeds from short-term borrowings	2,747.8	—	—	—	—	2,747.8
Repayment of short-term borrowings	(2,664.9)	—	—	—	—	(2,664.9)
Dividends paid	(35.2)	—	—	—	—	(35.2)
Shares repurchased	(55.7)	—	—	—	—	(55.7)
Proceeds from loans from affiliates	—	2,747.8	—	—	(2,747.8)	—
Repayment of loans from affiliates	—	(2,752.1)	—	—	2,752.1	—
Contribution from affiliates	—	—	0.2	0.2	(0.4)	—
Other financing activities	—	(0.8)	(0.1)	(5.8)	—	(6.7)
Net cash provided (used)	(8.0)	(5.1)	0.1	(5.6)	3.9	(14.7)
Cash and cash equivalents:
Net increase (decrease)	0.1	(28.8)	—	(18.8)	—	(47.5)
At beginning of year	0.2	32.6	—	137.8	—	170.6
At end of period	$0.3	$3.8	$—	$119.0	$—	$123.1

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Cash Flows - KCSR Notes—(Continued)

	Three Months Ended March 31, 2016
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$109.9	$97.8	$0.8	$49.9	$(98.4)	$160.0
Investing activities:
Capital expenditures	—	(85.1)	(0.2)	(36.8)	—	(122.1)
Purchase or replacement of equipment under operating leases	—	(4.6)	—	—	—	(4.6)
Property investments in MSLLC	—	—	—	(6.6)	—	(6.6)
Proceeds from repayment of loans to affiliates	4,297.1	—	—	—	(4,297.1)	—
Loans to affiliates	(4,194.8)	—	—	—	4,194.8	—
Contribution to consolidated affiliates	(96.8)	—	(0.1)	(0.1)	96.9	(0.1)
Other investing activities	—	(4.9)	—	1.8	—	(3.1)
Net cash provided (used)	5.5	(94.6)	(0.3)	(41.7)	(5.4)	(136.5)
Financing activities:
Proceeds from short-term borrowings	4,194.8	—	—	—	—	4,194.8
Repayment of short-term borrowings	(4,221.0)	—	—	—	—	(4,221.0)
Dividends paid	(35.8)	—	—	(96.7)	96.7	(35.8)
Shares repurchased	(51.0)	—	—	—	—	(51.0)
Proceeds from loans from affiliates	—	4,194.8	—	—	(4,194.8)	—
Repayment of loans from affiliates	—	(4,297.1)	—	—	4,297.1	—
Contribution from affiliates	—	96.7	0.1	0.1	(96.9)	—
Other financing activities	—	(0.9)	(0.1)	(8.6)	1.7	(7.9)
Net cash used	(113.0)	(6.5)	—	(105.2)	103.8	(120.9)
Cash and cash equivalents:
Net increase (decrease)	2.4	(3.3)	0.5	(97.0)	—	(97.4)
At beginning of year	0.2	10.1	0.1	126.2	—	136.6
At end of period	$2.6	$6.8	$0.6	$29.2	$—	$39.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion below, as well as other portions of this Form 10-Q, contain forward-looking statements that are not based upon historical information. Readers can identify these forward-looking statements by the use of such verbs as “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. Such forward-looking statements are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-Q. However, such statements are dependent on and, therefore, can be influenced by, a number of external variables over which management has little or no control, including: competition and consolidation within the transportation industry; the business environment in industries that produce and use items shipped by rail; loss of the rail concession of Kansas City Southern’s subsidiary, Kansas City Southern de México, S.A. de C.V.; the termination of, or failure to renew, agreements with customers, other railroads and third parties; access to capital; disruptions to the Company’s technology infrastructure, including its computer systems; natural events such as severe weather, hurricanes and floods; market and regulatory responses to climate change; legislative and regulatory developments and disputes; rail accidents or other incidents or accidents on KCS’s rail network or at KCS’s facilities or customer facilities involving the release of hazardous materials, including toxic inhalation hazards; fluctuation in prices or availability of key materials, in particular diesel fuel; dependency on certain key suppliers of core rail equipment; changes in securities and capital markets; availability of qualified personnel; labor difficulties, including strikes and work stoppages; insufficiency of insurance to cover lost revenue, profits or other damages; acts of terrorism or risk of terrorist activities; war or risk of war; domestic and international economic, political and social conditions; the level of trade between the United States and Asia or Mexico; fluctuations in the peso-dollar exchange rate; increased demand and traffic congestion; the outcome of claims and litigation involving the Company or its subsidiaries; and other factors affecting the operation of the business. For more discussion about each risk factor, see Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which is on file with the U.S. Securities and Exchange Commission (File No. 1-4717) and Part I Item 1A — “Risk Factors” in the Form 10-K and any updates contained herein. Readers are strongly encouraged to consider these factors when evaluating forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the timing when, or by which, such performance or results will be achieved. As a result, actual outcomes or results could materially differ from those indicated in forward-looking statements. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements.
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
Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial position and results of operations is based upon its consolidated financial statements. The preparation of these consolidated financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets and liabilities. The Company bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the accounting for assets and liabilities that are not readily apparent from other sources. If the estimates differ materially from actual results, the impact on the consolidated financial statements may be material. The Company’s critical accounting policies are disclosed in the 2016 Annual Report on Form 10-K.
Overview
The Company is engaged primarily in the freight rail transportation business, operating a single coordinated rail network under one reportable business segment. The primary operating subsidiaries of the Company consist of the following: The Kansas City Southern Railway Company (“KCSR”), Kansas City Southern de México, S.A. de C.V. (“KCSM”), Meridian Speedway, LLC (“MSLLC”), and The Texas Mexican Railway Company (“TexMex”). The Company generates revenues and cash flows by providing customers with freight delivery services both within its regions, and throughout North America through connections with other Class I rail carriers. KCS’s customers conduct business in a number of different industries, including chemical and petroleum products, industrial and consumer products, agriculture and mineral products, energy products, automotive products and intermodal transportation. Appropriate eliminations and reclassifications have been recorded in preparing the consolidated financial statements.

First Quarter Analysis
Revenues increased 8% for the three months ended March 31, 2017, as compared to the same period in 2016, due to a 6% increase in carload/unit volumes and a 4% increase in revenue per carload/unit. Energy revenues increased $27.0 million primarily due to an increase in utility coal due to higher natural gas prices and lower coal inventory levels. Revenue per carload/unit increased primarily due to mix and positive pricing impacts. These increases were partially offset by the weakening of the Mexican peso against the U.S. dollar.
Operating expenses increased 6% during the three months ended March 31, 2017, as compared to the same period in 2016, due to higher fuel prices and consumption, increases in compensation and benefits, depreciation expense, and equipment costs. These increases were partially offset by the Mexican fuel excise tax credit, which the Company began recognizing in the second quarter of 2016, and the weakening of the Mexican peso against the U.S. dollar. Expense fluctuations resulting from the weakening Mexican peso and higher fuel prices generally offset the revenue fluctuations driven by these same macroeconomic factors. Operating expenses as a percentage of revenues was 65.4% for the three months ended March 31, 2017, compared to 66.6% for the same period in 2016.
The Company reported quarterly earnings of $1.38 per diluted share on consolidated net income of $146.6 million for the three months ended March 31, 2017, compared to earnings of $0.99 per diluted share on consolidated net income of $107.8 million for the same period in 2016, primarily due to the foreign exchange gain of $46.8 million for the three months ended March 31, 2017, compared to a loss of $3.5 million for the same period in 2016.

Results of Operations
The following summarizes KCS’s consolidated income statement components (in millions):

	Three Months Ended		Change
	March 31,
	2017	2016
Revenues	$609.5	$562.7	$46.8
Operating expenses	398.8	374.8	24.0
Operating income	210.7	187.9	22.8
Equity in net earnings of affiliates	4.0	3.9	0.1
Interest expense	(24.7)	(23.6)	(1.1)
Foreign exchange gain (loss)	46.8	(3.5)	50.3
Other income, net	1.1	0.2	0.9
Income before income taxes	237.9	164.9	73.0
Income tax expense	91.0	56.8	34.2
Net income	146.9	108.1	38.8
Less: Net income attributable to noncontrolling interest	0.3	0.3	—
Net income attributable to Kansas City Southern and subsidiaries	$146.6	$107.8	$38.8

Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months Ended			Three Months Ended			Three Months Ended
	March 31,			March 31,			March 31,
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Chemical and petroleum	$126.5	$117.3	8%	66.7	64.3	4%	$1,897	$1,824	4%
Industrial and consumer products	140.1	141.4	(1%)	80.8	81.9	(1%)	1,734	1,726	—
Agriculture and minerals	116.3	110.0	6%	60.1	58.9	2%	1,935	1,868	4%
Energy	69.0	42.0	64%	71.7	55.2	30%	962	761	26%
Intermodal	83.5	85.1	(2%)	224.0	225.2	(1%)	373	378	(1%)
Automotive	51.3	41.0	25%	37.6	27.2	38%	1,364	1,507	(9%)
Carload revenues, carloads and units	586.7	536.8	9%	540.9	512.7	6%	$1,085	$1,047	4%
Other revenue	22.8	25.9	(12%)
Total revenues (i)	$609.5	$562.7	8%

(i) Included in revenues:
Fuel surcharge	$32.6	$30.7
Freight revenues include revenue for transportation services and fuel surcharges. For the three months ended March 31, 2017, revenues and carload/unit volumes increased 8% and 6%, respectively, compared to the same period in 2016. Energy revenues increased $27.0 million, compared to the same period in 2016, primarily due to an increase in utility coal due to higher natural gas prices and lower coal inventory levels. Revenue per carload/unit increased by 4% for the three months ended March 31, 2017, compared to the same period in 2016, due to mix and positive pricing impacts. These revenue increases were partially offset by approximately 3% or $15.0 million, due to the weakening of the Mexican peso against the U.S. dollar for revenue transactions denominated in Mexican pesos. The average exchange rate of Mexican pesos per U.S. dollar was Ps. 20.4 for the three months ended March 31, 2017, compared to Ps.18.0 for the same period in 2016.
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

The following discussion provides an analysis of revenues by commodity group:

Revenues by commodity group for the three months ended March 31, 2017
Chemical and petroleum. Revenues increased $9.2 million for the three months ended March 31, 2017, compared to the same period in 2016, due to a 4% increase in both revenue per carload/unit and carload/unit volumes. Revenue per carload/unit increased due to positive pricing impacts and mix, partially offset by the weakening of the Mexican peso against the U.S. dollar. Chemical volumes increased due to strong market demand and as volumes in the first quarter of 2016 were adversely affected due to the impact of service interruptions resulting from flooding in the southeastern United States. Petroleum volumes increased due to refined product shipments to Mexico.

Industrial and consumer products. Revenues decreased $1.3 million for the three months ended March 31, 2017, compared to the same period in 2016, due to a 1% decrease in carload/unit volumes. Metals and scrap volumes decreased due to competitive trucking and barge markets. In addition, paper volumes decreased as a result of customers’ planned temporary plant shutdowns in the first quarter of 2017, partially offset by an increase in other carloads volumes.

Revenues by commodity group for the three months ended March 31, 2017
Agriculture and minerals. Revenues increased $6.3 million for the three months ended March 31, 2017, compared to the same period in 2016, due to a 4% increase in revenue per carload/unit and a 2% increase in carload/unit volumes. Revenue per carload/unit increased due to mix, positive pricing impacts, and higher fuel surcharge, partially offset by the weakening of the Mexican peso against the U.S. dollar. Food products and grain volumes increased due to strong demand.

Energy. Revenues increased $27.0 million for the three months ended March 31, 2017, compared to the same period in 2016, due to a 30% increase in carload/unit volumes and a 26% increase in revenue per carload/unit. Utility coal volumes increased due to higher natural gas prices and lower coal inventory levels. Frac sand volumes also increased due to strong demand as a result of higher crude oil prices. Revenue per carload/unit increased due to longer average length of haul and positive pricing impacts.

Frac Sand
15%
Crude Oil
7%
Utility
Coal
62%
Coal &
Petroleum
Coke
16%

Intermodal. Revenues decreased $1.6 million for the three months ended March 31, 2017, compared to the same period in 2016, due to a 1% decrease in both carload/unit volumes and revenue per carload/unit. The volume decrease was attributable to competition seen in Mexico from the weakening of the peso and truck capacity in the U.S. and Mexico, partially offset by new business. Revenue per carload/unit decreased due to shorter average length of haul.
Automotive. Revenues increased $10.3 million for the three months ended March 31, 2017, compared to the same period in 2016, due to a 38% increase in carload/unit volumes, partially offset by a 9% decrease in revenue per carload/unit. Volumes increased due to customers’ temporary plant shutdowns in the first half of 2016 and new plant openings. Revenue per carload/unit decreased due to the weakening of the Mexican peso against the U.S. dollar.

Operating Expenses
Operating expenses, as shown below (in millions), increased $24.0 million for the three months ended March 31, 2017, compared to the same period in 2016, due to higher fuel prices and consumption, compensation and benefits, depreciation expense, and equipment costs. These increases were partially offset by the Mexican fuel excise tax credit, which the Company began recognizing in the second quarter of 2016, and the weakening of the Mexican peso against the U.S. dollar. The weakening of the Mexican peso against the U.S. dollar resulted in expense reductions of approximately $11.0 million for the three months ended March 31, 2017, compared to the same period in 2016, for expense transactions denominated in Mexican pesos. The average exchange rate of Mexican pesos per U.S. dollar was Ps. 20.4 for the three months ended March 31, 2017, compared to Ps.18.0 for the same period in 2016.

	Three Months Ended
	March 31,		Change
	2017	2016	Dollars	Percent
Compensation and benefits	$117.4	$110.1	$7.3	7%
Purchased services	48.8	50.9	(2.1)	(4%)
Fuel	75.4	56.8	18.6	33%
Mexican fuel excise tax credit	(11.7)	—	(11.7)	100%
Equipment costs	31.2	26.7	4.5	17%
Depreciation and amortization	79.3	74.3	5.0	7%
Materials and other	58.4	56.0	2.4	4%
Total operating expenses	$398.8	$374.8	$24.0	6%
Compensation and benefits. Compensation and benefits increased $7.3 million for the three months ended March 31, 2017, compared to the same period in 2016, due to annual wage and benefit increases, partially offset by the weakening of the Mexican peso.
Purchased services. Purchased services expense decreased $2.1 million for the three months ended March 31, 2017, compared to the same period in 2016, due to car repair in Mexico being performed in-house starting in October 2016. This decrease was partially offset by an increase in maintenance-related detours, timing of track maintenance activities, and increased corporate expenses.
Fuel. Fuel increased $18.6 million for the three months ended March 31, 2017, compared to the same period in 2016, due to higher diesel fuel prices of approximately $10.0 million and $8.0 million in Mexico and the U.S., respectively, and higher consumption of approximately $6.0 million, partially offset by the weakening of the Mexican peso of approximately $6.0 million. The average price per gallon was $2.19 for the three months ended March 31, 2017, compared to $1.81 for the same period in 2016.
Mexican fuel excise tax credit. Fuel purchases made in Mexico are subject to an excise tax that is included in the price of fuel. In the second quarter of 2016, the Company determined it was eligible and could utilize a credit for the excise tax included in the price of fuel that is purchased and consumed in locomotives and certain work equipment in Mexico. The Company recognized an $11.7 million benefit for the three months ended March 31, 2017. The Mexican fuel excise tax credit is realized through the offset of the total annual Mexico income tax liability and income tax withholding payment obligations of KCSM, with no carryforward to future periods. Mexico is transitioning to market-based fuel pricing, and the transition is expected to be complete by the end of 2017. The implementation of the fuel excise tax credit for the Mexico railroad industry effectively moves the industry to market-based pricing. The Company expects to recognize a credit of $45.0 million to $50.0 million in 2017, depending on the excise tax per liter at time of purchase, fuel consumption, and the foreign exchange rate.
Equipment costs. Equipment costs increased $4.5 million for the three months ended March 31, 2017, compared to the same period in 2016, due to higher car hire expense as a result of increased volumes and rates.
Depreciation and amortization. Depreciation and amortization expense increased $5.0 million for the three months ended March 31, 2017, compared to the same period in 2016, due to a larger asset base.
Materials and other. For the three months ended March 31, 2017, materials and other expense increased $2.4 million compared to the same period in 2016, due to car repair in Mexico being performed in-house starting in October 2016 and the favorable settlement of a legal dispute in the first quarter of 2016, partially offset by higher casualty expense in the first quarter of 2016, related to flooding in the southeastern United States.

Non-Operating Income and Expenses
Equity in net earnings of affiliates. Equity in net earnings from affiliates remained flat for the three months ended March 31, 2017, compared to the same period in 2016.
Interest expense. Interest expense increased $1.1 million for the three months ended March 31, 2017, compared to the same period in 2016, due to higher average debt balances, partially offset by lower average interest rates as a result of the increased commercial paper issued in the first quarter of 2017. During the three months ended March 31, 2017, the average debt balance (including commercial paper) and average interest rate were $2,546.1 million and 3.9%, respectively, compared to $2,407.0 million and 4.0% for the same period in 2016.
Foreign exchange gain (loss). For the three months ended March 31, 2017, foreign exchange gain was $46.8 million, compared to a loss of $3.5 million for the same period in 2016. Foreign exchange gain (loss) includes the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos and the gain (loss) on foreign currency derivative contracts.
For the three months ended March 31, 2017, the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos resulted in a foreign exchange gain of $12.9 million, compared to a loss of $1.8 million for the same period in 2016.
The Company enters into foreign currency derivative contracts to hedge its net exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar. For the three months ended March 31, 2017, foreign exchange gain on foreign currency derivative contracts was $33.9 million, compared to a loss of $1.7 million for the same period in 2016.
Other income, net. Other income, net increased $0.9 million for the three months ended March 31, 2017, compared to the same period in 2016, due to an increase in miscellaneous income.
Income tax expense. Income tax expense increased $34.2 million for the three months ended March 31, 2017, compared to the same period in 2016, due to higher pre-tax income and a higher effective tax rate. The components of the effective tax rates for the three months ended March 31, 2017, compared to the same period in 2016, are as follows:

	Three Months Ended
	March 31,
	2017	2016
Statutory rate in effect	35.0%	35.0%
Tax effect of:
Difference between U.S. and foreign tax rate	(3.1%)	(2.9%)
State and local income tax provision, net	1.0%	1.2%
Foreign exchange (i)	4.3%	0.7%
Other, net	1.1%	0.4%
Effective tax rate	38.3%	34.4%

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
The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to debt and equity capital markets, and other available financing resources will be sufficient to fund anticipated operating expenses, capital expenditures, debt service costs, dividends, share repurchases and other commitments in the foreseeable future. The Company’s current financing instruments contain restrictive covenants which limit or preclude certain actions; however, the covenants are structured such that the Company expects to have sufficient flexibility to conduct its operations. The Company was in compliance with all of its debt covenants as of March 31, 2017.
Though KCS’s cash flows from operations are expected to be sufficient to fund operations, capital expenditures, debt service and dividends, the Company may, from time to time, incur debt to refinance existing indebtedness, purchase equipment under operating leases, repurchase shares or fund equipment additions or new investments.
During the three months ended March 31, 2017, the Company invested $129.2 million in capital expenditures.
During the first quarter of 2017, KCS repurchased 639,000 shares of common stock for $55.7 million at an average price of $87.15 per share under the $500.0 million share repurchase program announced in May 2015. Since inception of this program, KCS has repurchased 4,900,596 shares of common stock for $435.3 million at an average price of $88.82 per share. Management's assessment of market conditions, available liquidity and other factors will determine the timing and volume of any future repurchases.
During the three months ended March 31, 2017, the Company’s Board of Directors declared quarterly cash dividends on its common stock of $0.33 per share (total of $35.0 million). Subject to the discretion of the Board of Directors, capital availability and a determination that cash dividends continue to be in the best interest of its stockholders, the Company intends to pay a quarterly dividend on an ongoing basis.
For additional discussion of the agreements representing the indebtedness of KCS, see “Note 11, Short-Term Borrowings” and “Note 12, Long-Term Debt” in the “Notes to the Consolidated Financial Statements” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
On March 31, 2017, total available liquidity (the cash balance plus revolving credit facility availability) was $658.1 million, compared to availability at December 31, 2016 of $789.2 million.
As of March 31, 2017, the total cash and cash equivalents held outside of the U.S. in foreign subsidiaries was $112.9 million. The Company expects that this cash will be available to fund operations without incurring significant additional income taxes.
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

Cash Flow Information
Summary cash flow data follows (in millions):

	Three Months Ended
	March 31,
	2017	2016
Cash flows provided by (used for):
Operating activities	$129.6	$160.0
Investing activities	(162.4)	(136.5)
Financing activities	(14.7)	(120.9)
Net decrease in cash and cash equivalents	(47.5)	(97.4)
Cash and cash equivalents beginning of year	170.6	136.6
Cash and cash equivalents end of period	$123.1	$39.2
Cash flows from operating activities decreased $30.4 million for the three-month period ended March 31, 2017, compared to the same period in 2016, due to increased cash outflows for working capital items resulting mainly from the timing of certain payments. Net cash used for investing activities increased $25.9 million, compared to the same period in 2016, due to a $38.0 million increase in capital expenditures, partially offset by a $4.6 million decrease in expenditures for the purchase or replacement of equipment under existing operating leases, and a $3.5 million increase in proceeds from disposal of property. Additional information regarding capital expenditures is provided below. Net cash used for financing activities decreased $106.2 million, compared to the same period in 2016, due to higher net proceeds from the issuance of commercial paper.

Capital Expenditures
KCS has funded, and expects to continue to fund capital expenditures with operating cash flows and short and long-term debt.
The following table summarizes capital expenditures by type (in millions):

	Three Months Ended
	March 31,
	2017	2016
Roadway capital program	$65.8	$75.0
Locomotives and freight cars	10.1	10.6
Capacity	22.6	10.5
Positive train control	17.1	14.2
Information technology	10.7	2.3
Other	2.9	0.8
Total capital expenditures (accrual basis)	129.2	113.4
Change in capital accruals	30.9	8.7
Total cash capital expenditures	$160.1	$122.1

Purchase or replacement of equipment under operating leases (accrual basis)	$—	$4.6
Change in capital accruals	—	—
Total cash purchase or replacement of equipment under operating leases	$—	$4.6
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
There was no material change during the quarter from the information set forth in Part II, Item 7A. “Quantitative and Qualitative Disclosure about Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2016.

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
(b) Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
For information related to the Company’s legal proceedings, see Note 10, Commitments and Contingencies under Part I, Item 1 of this quarterly report on Form 10-Q.

Item 1A.	Risk Factors
The following risk factor, which is included in our 2016 Form 10-K, is updated as follows. The remaining risk factors included in our 2016 Form 10-K remain unchanged and are incorporated herein by reference.
KCS’s business is subject to regulation by federal, state and local legislatures and agencies that could impose significant cost on the Company’s business operations.
Mexican Antitrust Review. Pursuant to the 2014 Mexican Antitrust Law, on September 12, 2016, the Mexican government’s antitrust commission (Comisión Federal de Competencia Económica or “COFECE”), announced that it would review competitive conditions in the Mexican railroad industry, with respect to the existence of effective competition in the provision of interconnection services, trackage rights and switching rights used to render public freight transport in Mexico. The COFECE review includes the entire freight rail transportation market in Mexico and is not targeted to any single rail carrier.
On March 15, 2017, the COFECE published an executive summary of its preliminary report in the Diario Oficial de la Federación. The COFECE’s preliminary report concluded that there was a lack of effective competition in the market for trackage rights (“Relevant Market”) throughout the entire networks of Kansas City Southern de Mexico, S.A. de C.V. (“KCSM”), Ferrocarril Mexicano, S.A. de C.V. (“Ferromex”), Ferrosur, S.A. de C.V. (“Ferrosur”), and Terminal of the Valley of Mexico, S.A. de C.V. (“Ferrovalle).
The Company disagrees with the COFECE’s reasoning and preliminary conclusions, and responded on April 20, 2017 with its evidence and arguments to support its position, as provided in the Mexican antitrust law.
The COFECE has an additional term of up to 110 business days beginning April 21, 2017 to issue a final report in connection with effective competition conditions in the Relevant Market. It is too early to determine what, if any, impact this review may have on Mexican rail operations in the future. If the COFECE’s final report determines there is a lack of effective competition, it could request the new Mexican Agencia Reguladora del Transporte Ferroviario (“Regulatory Agency of Rail Transportation” or “ARTF”), which has primary regulatory jurisdiction over the Company’s Mexican operations, to conduct proceedings to determine whether to establish new limited mandatory trackage rights and/or rate regulation under the Amendments to the Mexican Regulatory Railroad Service Law.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table presents common stock repurchases during each month for the first quarter of 2017:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be purchased under the Plans or Programs (1)
January 1-31, 2017	96,000	$86.78	96,000	$112,089,725
February 1-28, 2017	383,000	$86.51	383,000	$78,956,524
March 1-31, 2017	160,000	$88.91	160,000	$64,730,454
Total	639,000		639,000

(1)
On May 14, 2015, the Company announced that the Board of Directors approved a share repurchase program, pursuant to which up to
$500 million in shares of common stock could be purchased through June 30, 2017.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibits Filed with this Report
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.1.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.2.

32.1	Principal Executive Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.1.

32.2	Principal Financial Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.2.

101
The following unaudited financial information from Kansas City Southern’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the three months ended March 31, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iii) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (v) the Notes to Consolidated Financial Statements.

Exhibit No.	Description of Exhibits Incorporated by Reference
10.1
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement under the Kansas City Southern 2008 Stock Option and Performance Award Plan (Amended and Restated February 18, 2015) for the 2017 Long-Term Incentive Program, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 24, 2017 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.1.

10.2
Kansas City Southern Annual Incentive Plan, as amended and restated February 17, 2017, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 24, 2017 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.2.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on April 21, 2017.

Kansas City Southern

/s/ MICHAEL W. UPCHURCH
Michael W. Upchurch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ MARY K. STADLER
Mary K. Stadler
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)