Form 10-Q
period 2017-06-30
KANSAS CITY SOUTHERN
filed 2017-07-21
CIK 54480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	July 14, 2017
Common Stock, $0.01 per share par value	105,421,172 Shares

Kansas City Southern and Subsidiaries
Form 10-Q
June 30, 2017

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Kansas City Southern and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In millions, except share and per share amounts) (Unaudited)
Revenues	$656.4	$568.5	$1,265.9	$1,131.2
Operating expenses:
Compensation and benefits	125.2	109.0	242.6	219.1
Purchased services	51.4	53.7	100.2	104.6
Fuel	78.9	61.6	154.3	118.4
Mexican fuel excise tax credit	(12.8)	(34.0)	(24.5)	(34.0)
Equipment costs	31.2	27.2	62.4	53.9
Depreciation and amortization	80.4	75.7	159.7	150.0
Materials and other	62.8	55.4	121.2	111.4
Total operating expenses	417.1	348.6	815.9	723.4
Operating income	239.3	219.9	450.0	407.8
Equity in net earnings of affiliates	2.9	3.0	6.9	6.9
Interest expense	(25.0)	(24.4)	(49.7)	(48.0)
Foreign exchange gain (loss)	14.2	(24.0)	61.0	(27.5)
Other income (expense), net	(0.1)	(0.7)	1.0	(0.5)
Income before income taxes	231.3	173.8	469.2	338.7
Income tax expense	96.6	53.3	187.6	110.1
Net income	134.7	120.5	281.6	228.6
Less: Net income attributable to noncontrolling interest	0.3	0.4	0.6	0.7
Net income attributable to Kansas City Southern and subsidiaries	134.4	120.1	281.0	227.9
Preferred stock dividends	—	—	0.1	0.1
Net income available to common stockholders	$134.4	$120.1	$280.9	$227.8

Earnings per share:
Basic earnings per share	$1.27	$1.12	$2.66	$2.11
Diluted earnings per share	$1.27	$1.11	$2.65	$2.11

Average shares outstanding (in thousands):
Basic	105,473	107,720	105,792	107,891
Potentially dilutive common shares	285	187	250	203
Diluted	105,758	107,907	106,042	108,094
See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In millions) (Unaudited)
Net income	$134.7	$120.5	$281.6	$228.6
Other comprehensive loss:
Unrealized loss on interest rate derivative instruments during the period, net of tax of $(1.5) million and $(1.5) million, respectively	(2.3)	—	(2.3)	—
Foreign currency translation adjustments, net of tax of $0.3 million, $(0.5) million, $0.8 million and $(0.5) million, respectively	0.5	(0.6)	1.3	(0.7)
Other comprehensive loss	(1.8)	(0.6)	(1.0)	(0.7)
Comprehensive income	132.9	119.9	280.6	227.9
Less: Comprehensive income attributable to noncontrolling interest	0.3	0.4	0.6	0.7
Comprehensive income attributable to Kansas City Southern and subsidiaries	$132.6	$119.5	$280.0	$227.2
See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(In millions, except share and per share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$166.3	$170.6
Accounts receivable, net	232.9	191.0
Materials and supplies	155.4	152.6
Other current assets	156.8	133.8
Total current assets	711.4	648.0
Investments	36.2	32.9
Property and equipment (including concession assets), net	8,247.3	8,069.7
Other assets	72.7	66.9
Total assets	$9,067.6	$8,817.5
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$42.2	$25.4
Short-term borrowings	302.8	181.3
Accounts payable and accrued liabilities	476.3	537.7
Total current liabilities	821.3	744.4
Long-term debt	2,243.6	2,271.5
Deferred income taxes	1,385.4	1,289.3
Other noncurrent liabilities and deferred credits	109.5	107.8
Total liabilities	4,559.8	4,413.0
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding	6.1	6.1
$.01 par, common stock, 400,000,000 shares authorized; 123,352,185 shares issued; 105,382,492 and 106,606,619 shares outstanding at June 30, 2017 and December 31, 2016, respectively	1.1	1.1
Additional paid-in capital	954.6	954.8
Retained earnings	3,238.0	3,134.1
Accumulated other comprehensive loss	(7.2)	(6.2)
Total stockholders’ equity	4,192.6	4,089.9
Noncontrolling interest	315.2	314.6
Total equity	4,507.8	4,404.5
Total liabilities and equity	$9,067.6	$8,817.5
See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2017	2016
	(In millions) (Unaudited)
Operating activities:
Net income	$281.6	$228.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	159.7	150.0
Deferred income taxes	99.2	77.7
Equity in net earnings of affiliates	(6.9)	(6.9)
Share-based compensation	10.5	11.1
Distributions from unconsolidated affiliates	5.0	5.0
Settlement of foreign currency derivative instruments	(23.7)	(58.4)
(Gain) loss on foreign currency derivative instruments	(42.2)	19.7
Mexican fuel excise tax credit	(24.5)	(34.0)
Changes in working capital items:
Accounts receivable	(42.2)	(5.0)
Materials and supplies	(3.3)	(1.7)
Other current assets	(20.7)	7.4
Accounts payable and accrued liabilities	34.0	26.3
Other, net	(9.6)	(1.7)
Net cash provided by operating activities	416.9	418.1

Investing activities:
Capital expenditures	(285.4)	(258.5)
Purchase or replacement of equipment under operating leases	(21.9)	(5.4)
Property investments in MSLLC	(19.7)	(16.6)
Proceeds from disposal of property	5.5	2.0
Other, net	(15.9)	(4.8)
Net cash used for investing activities	(337.4)	(283.3)

Financing activities:
Proceeds from short-term borrowings	5,901.5	6,498.7
Repayment of short-term borrowings	(5,781.9)	(6,579.0)
Proceeds from issuance of long-term debt	—	248.7
Repayment of long-term debt	(12.7)	(13.0)
Dividends paid	(70.3)	(71.6)
Shares repurchased	(120.4)	(59.2)
Debt costs	—	(2.6)
Proceeds from employee stock plans	—	0.2
Net cash provided by (used for) financing activities	(83.8)	22.2
Cash and cash equivalents:
Net increase (decrease) during each period	(4.3)	157.0
At beginning of year	170.6	136.6
At end of period	$166.3	$293.6
See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements
For purposes of this report, “KCS” or the “Company” may refer to Kansas City Southern or, as the context requires, to one or more subsidiaries of Kansas City Southern.

1. Basis of Presentation
In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring adjustments) necessary to fairly present the results for interim periods in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three and six months ended June 30, 2017, are not necessarily indicative of the results to be expected for the full year ending December 31, 2017. Certain prior year amounts have been reclassified to conform to the current year presentation.
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

2. New Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration it expects to be entitled in exchange for those goods or services. The new standard will become effective for the Company beginning with the first quarter 2018 and the Company plans to adopt the accounting standard using the modified retrospective transition approach. The modified retrospective transition approach will recognize any changes from the beginning of the year of initial application through retained earnings with no restatement of comparative periods. The Company has substantially completed a review of the likely impacts of the application of the new standard to its existing portfolio of customer contracts. Under the new standard, the Company will continue to recognize freight revenue proportionally as a shipment moves from origin to destination. Furthermore, the Company will be required to assess variable consideration included in its contracts and make judgments and estimates throughout the applicable periods. Certain additional financial statement disclosure requirements are mandated by the new standard including disclosure of contract assets and contract liabilities as well as a disaggregated view of revenue, which the Company expects to be similar to the current disclosures within the “Results of Operations” for revenues section of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Based on the Company’s review, the adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize for all leases a right-to-use asset and a lease obligation in the Consolidated Balance Sheet. Expenses are recognized in the Consolidated Statement of Income in a manner similar to current accounting guidance. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. Lessor accounting under the new standard is substantially unchanged. Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required. The new standard will become effective for the Company beginning with the first quarter 2019 and requires a modified retrospective transition approach. The Company has created a cross functional team to develop an implementation plan for the new standard and is assessing contractual arrangements that may qualify as a lease under the new standard. The Company is progressing towards selecting a vendor to implement a lease management system. At December 31, 2016, KCS disclosed approximately $300 million of operating leases in the contractual obligations table in the Company’s most recent Form 10-K and will evaluate those contracts as well as other existing arrangements to determine if they qualify for lease accounting under the new standard. The Company is continuing to evaluate the impacts the adoption of this accounting guidance will have on the consolidated financial statements.

3. Mexican Fuel Excise Tax Credit
Fuel purchases made in Mexico are subject to an excise tax that is included in the price of fuel. In the second quarter of 2016, the Company determined it was eligible for and could utilize a credit for the excise tax included in the price of fuel that is purchased and consumed in locomotives and certain work equipment in Mexico and recognized a $34.0 million year-to-date benefit. The Company recognized a $12.8 million and $24.5 million benefit for the three and six months ended June 30, 2017, respectively. The

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Mexican fuel excise tax credit is realized through the offset of the total annual Mexico income tax liability and income tax withholding payment obligations of Kansas City Southern de Mexico, S.A. de C.V. (“KCSM”), with no carryforward to future periods.

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
The following table reconciles the basic earnings per share computation to the diluted earnings per share computation (in millions, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income available to common stockholders for purposes of computing basic and diluted earnings per share	$134.4	$120.1	$280.9	$227.8
Weighted-average number of shares outstanding (in thousands):
Basic shares	105,473	107,720	105,792	107,891
Effect of dilution	285	187	250	203
Diluted shares	105,758	107,907	106,042	108,094
Earnings per share:
Basic earnings per share	$1.27	$1.12	$2.66	$2.11
Diluted earnings per share	$1.27	$1.11	$2.65	$2.11

Potentially dilutive shares excluded from the calculation (in thousands):

Stock options excluded as their inclusion would be anti-dilutive	111	48	210	185

5. Property and Equipment (including Concession Assets)
Property and equipment, including concession assets, and related accumulated depreciation and amortization are summarized below (in millions):

	June 30, 2017	December 31, 2016
Land	$218.7	$219.2
Concession land rights	141.2	141.2
Road property	7,369.4	7,186.0
Equipment	2,496.7	2,439.8
Technology and other	191.7	182.2
Construction in progress	382.9	293.4
Total property	10,800.6	10,461.8
Accumulated depreciation and amortization	2,553.3	2,392.1
Property and equipment (including concession assets), net	$8,247.3	$8,069.7
Concession assets, net of accumulated amortization of $648.6 million and $610.7 million, totaled $2,154.7 million and $2,131.6 million at June 30, 2017 and December 31, 2016, respectively.

6. Fair Value Measurements
Assets and liabilities recognized at fair value are required to be classified into a three-level hierarchy. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

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
The Company’s derivative financial instruments are measured at fair value on a recurring basis and consist of foreign currency forward and option contracts and treasury lock agreements, which are classified as Level 2 valuations. The Company determines the fair value of its derivative financial instrument positions based upon pricing models using inputs observed from actively quoted markets and also takes into consideration the contract terms as well as other inputs, including market currency exchange rates and in the case of option contracts, volatility, the risk-free interest rate and the time to expiration. The fair value of the foreign currency derivative instruments was an asset of $24.8 million and a liability of $41.1 million at June 30, 2017 and December 31, 2016, respectively, and the fair value of the forward treasury lock agreements was a liability of $3.8 million at June 30, 2017. There were no outstanding treasury lock agreements at December 31, 2016.
The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings. The carrying value of the short-term financial instruments approximates their fair value.
The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $2,373.6 million and $2,303.8 million at June 30, 2017 and December 31, 2016, respectively. The carrying value was $2,285.8 million and $2,296.9 million at June 30, 2017 and December 31, 2016, respectively. If the Company’s debt were measured at fair value, the fair value measurements of the individual debt instruments would have been classified as either Level 1 or Level 2 in the fair value hierarchy.

7. Derivative Instruments
The Company enters into derivative transactions in certain situations based on management’s assessment of current market conditions and perceived risks. Management intends to respond to evolving business and market conditions and in doing so, may enter into such transactions as deemed appropriate.
Credit Risk. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages this risk by limiting its counterparties to large financial institutions which meet the Company’s credit rating standards and have an established banking relationship with the Company. As of June 30, 2017, the Company did not expect any losses as a result of default of its counterparties.
Interest Rate Derivative Instruments. In May 2017, the Company executed four treasury lock agreements with an aggregate notional value of $275.0 million and a weighted average interest rate of 2.85%. The purpose of the treasury locks is to hedge the U.S. Treasury benchmark interest rate associated with future interest payments related to the anticipated refinancing of the $275.0 million of KCS 2.35% senior notes due May 15, 2020. The Company has designated the treasury locks as cash flow hedges and recorded unrealized gains and losses in accumulated other comprehensive income. Upon settlement, the unrealized gain or loss in accumulated other comprehensive income will be amortized to interest expense over the life of the future underlying debt issuance.
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
The foreign currency forward contracts involve the Company’s purchase of pesos at an agreed-upon weighted-average exchange rate to each U.S dollar. The zero-cost collars involve the Company’s purchase of a Mexican peso call option and a simultaneous sale of a Mexican peso put option, with equivalent U.S. dollar notional amounts for each option and no net cash premium paid by the Company. The Company does not physically exchange currencies upon maturity or expiration of its forward contracts or zero-cost collars. Instead, the Company settles the maturing/expiring transactions by entering into offsetting transactions, which results in a physical exchange of only the net gain or loss between the Company and the counterparty.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Below is a summary of the Company’s 2017 and 2016 foreign currency derivative contracts (amounts in millions, except Ps./USD):

Foreign currency forward contracts
	Contracts to purchase Ps./pay USD							Offsetting contracts to sell Ps./receive USD
	Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Maturity date		Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Maturity date	Cash received/(paid) on settlement
Contracts executed in 2016 and settled in 2017	$340.0	Ps.	6,207.7	Ps.	18.3	1/17/2017		$287.0	Ps.	6,207.7	Ps.	21.6	1/17/2017	$(53.0)
Contracts executed in 2016 and settled in 2016	$60.0	Ps.	1,057.3	Ps.	17.6	4/29/2016		$60.7	Ps.	1,057.3	Ps.	17.4	4/29/2016	$0.7
Contracts executed in 2015 and settled in 2016	$300.0	Ps.	4,480.4	Ps.	14.9	1/15/2016		$251.0	Ps.	4,480.4	Ps.	17.9	1/15/2016	$(49.0)

Foreign currency zero-cost collar contracts
	Notional amount	Maturity date		Weighted-average call rate outstanding options (in Ps./USD)		Weighted-average put rate outstanding options (in Ps./USD)		Cash received/(paid) on settlement
Contracts executed in 2017	$70.0	7/27/2017		Ps.	18.8	Ps.	19.4	$—
Contracts executed in 2017	$255.0	1/16/2018		Ps.	21.5	Ps.	24.6	$3.5 (i)
Contracts executed in 2017	$10.0	1/18/2018		Ps.	18.8	Ps.	20.7	$—
Contracts executed in 2017 and settled in 2017	$195.0	4/25/2017		—		—		$25.8
Contracts executed in 2015 and settled in 2016	$80.0	1/15/2016		—		—		$(10.1)
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

 The following tables present the fair value of derivative instruments included in the consolidated balance sheets (in millions):

	Derivative Assets
	Balance Sheet Location	June 30, 2017	December 31, 2016
Derivatives not designated as hedging instruments:
Foreign currency zero-cost collar contracts	Other current assets	$24.8	$—
Total derivatives not designated as hedging instruments		24.8	—
Total derivative assets		$24.8	$—

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

	Derivative Liabilities
	Balance Sheet Location	June 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Treasury lock agreements	Other noncurrent liabilities and deferred credits	$3.8	$—
Total derivatives designated as hedging instruments		3.8	—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued liabilities	—	41.1
Total derivatives not designated as hedging instruments		—	41.1
Total derivative liabilities		$3.8	$41.1

The following table presents the effects of derivative instruments on the consolidated statements of income (in millions):

Derivatives in Cash Flow Hedging Relationships		Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)
		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2017	2016	2017	2016
Treasury lock agreements		$(3.8)	$—	$(3.8)	$—
Total		$(3.8)	$—	$(3.8)	$—
For the three and six months ended June 30, 2017, there was no ineffectiveness recognized related to cash flow hedges. There were no cash flow hedges in 2016.
Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2017	2016	2017	2016
Foreign currency forward contracts	Foreign exchange gain (loss)	$—	$(18.0)	$(11.9)	$(15.8)
Foreign currency zero-cost collar contracts	Foreign exchange gain (loss)	8.3	—	54.1	(3.9)
Total		$8.3	$(18.0)	$42.2	$(19.7)

8. Short-Term Borrowings
Commercial Paper. The Company’s commercial paper program generally serves as the primary means of short-term funding. As of June 30, 2017, KCS had $302.8 million commercial paper outstanding, net of $0.2 million discount, at a weighted-average interest rate of 1.658%. As of December 31, 2016, KCS had $181.3 million of commercial paper outstanding, net of $0.1 million discount, at a weighted-average interest rate of 1.290%.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

9. Equity
The following tables summarize the changes in equity (in millions):

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity
Beginning balance	$4,154.0	$314.9	$4,468.9	$3,941.4	$310.7	$4,252.1
Net income	134.4	0.3	134.7	120.1	0.4	120.5
Other comprehensive loss	(1.8)	—	(1.8)	(0.6)	—	(0.6)
Dividends on common stock	(34.9)	—	(34.9)	(35.6)	—	(35.6)
Share repurchases	(64.7)	—	(64.7)	(8.2)	—	(8.2)
Options exercised and stock subscribed, net of shares withheld for employee taxes	(0.1)	—	(0.1)	(1.4)	—	(1.4)
Excess tax benefit from share-based compensation	—	—	—	(0.1)	—	(0.1)
Share-based compensation	5.7	—	5.7	5.0	—	5.0
Ending balance	$4,192.6	$315.2	$4,507.8	$4,020.6	$311.1	$4,331.7

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity
Beginning balance	$4,089.9	$314.6	$4,404.5	$3,914.3	$310.4	$4,224.7
Cumulative-effect adjustment (i)	2.5	—	2.5	—	—	—
Net income	281.0	0.6	281.6	227.9	0.7	228.6
Other comprehensive loss	(1.0)	—	(1.0)	(0.7)	—	(0.7)
Dividends on common stock	(69.9)	—	(69.9)	(71.2)	—	(71.2)
Dividends on $25 par preferred stock	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Share repurchases	(120.4)	—	(120.4)	(59.2)	—	(59.2)
Options exercised and stock subscribed, net of shares withheld for employee taxes	0.1	—	0.1	(1.1)	—	(1.1)
Excess tax benefit from share-based compensation	—	—	—	(0.4)	—	(0.4)
Share-based compensation	10.5	—	10.5	11.1	—	11.1
Ending balance	$4,192.6	$315.2	$4,507.8	$4,020.6	$311.1	$4,331.7

(i)
The Company recognized a $2.5 million net cumulative-effect adjustment to equity as of January 1, 2017, due to the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. For additional discussion, see Note 1 - Basis of Presentation.

Share Repurchase Program
In May 2015, the Company announced a share repurchase program of up to $500.0 million, which expired on June 30, 2017. During the three months ended June 30, 2017, KCS concluded the program by purchasing 701,209 shares of common stock for $64.7 million at an average price of $92.27 per share. During the six months ended June 30, 2017, KCS repurchased 1,340,209 shares of common stock for $120.4 million at an average price of $89.83 per share. In total under this program, KCS repurchased 5,601,805 shares of common stock for $500.0 million at an average price of $89.25 per share. The excess of repurchase price over par value is allocated between additional paid-in capital and retained earnings.
Cash Dividends on Common Stock
On May 5, 2017, the Company’s Board of Directors declared a cash dividend of $0.330 per share payable on July 5, 2017, to common stockholders of record as of June 12, 2017. The aggregate amount of the dividends declared for the three and six months ended June 30, 2017 was $34.9 million and $69.9 million, respectively.
The following table presents the amount of cash dividends declared per common share by the Company’s Board of Directors:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Cash dividends declared per common share	$0.330	$0.330	$0.660	$0.660

10. Commitments and Contingencies
Concession Duty. Under KCSM’s 50-year railroad concession from the Mexican government (the “Concession”), which would expire in 2047 unless extended, KCSM pays annual concession duty expense of 1.25% of gross revenues. For the three and six months ended June 30, 2017, the concession duty expense, which is recorded within Materials and other in operating expenses, was $4.3 million and $8.5 million, respectively, compared to $3.7 million and $7.3 million for the same periods in 2016.
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
Personal Injury. The Company’s personal injury liability is based on semi-annual actuarial studies performed on an undiscounted basis by an independent third party actuarial firm and reviewed by management. This liability is based on personal

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

injury claims filed and an estimate of claims incurred but not yet reported. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Adjustments to the liability are reflected within operating expenses in the period in which changes to estimates are known. Personal injury claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The personal injury liability as of June 30, 2017, was based on an updated actuarial study of personal injury claims through May 31, 2017, and review of the June 2017 experience.
The personal injury liability activity was as follows (in millions):

	Six Months Ended June 30,
	2017	2016
Balance at beginning of year	$23.8	$23.9
Accruals	2.4	2.4
Change in estimate	(2.0)	(0.6)
Payments	(2.8)	(2.0)
Balance at end of period	$21.4	$23.7
Tax Contingencies. Tax returns filed in the U.S. for periods after 2012 and in Mexico for periods after 2008 for KCSM and after 2010 for Mexico subsidiaries other than KCSM remain open to examination by the taxing authorities. The Servicio de Administración Tributaria (the “SAT”), the Mexican equivalent of the IRS, is currently examining the KCSM 2011 Mexico tax return. An SAT examination was completed during the quarter without adjustment for the KCSM Servicios 2013 Mexico tax return. The Company received audit assessments from the SAT during the first quarter of 2017 for the KCSM 2009 and 2010 Mexico tax returns. The Company commenced administrative actions with the SAT and if these assessments are not nullified, the matters will be litigated. The Company believes that it has strong legal arguments in its favor and it is more likely than not that the Company will prevail in any challenge of the assessments.
The Company litigated a Value Added Tax (“VAT”) audit assessment from the SAT for KCSM for the year ended December 31, 2005. In November 2016, KCSM was notified of a resolution by the Mexican tax court annulling this assessment. The SAT has appealed this resolution and the matter is currently under review by the Mexican Circuit court. The Company believes it is probable that the court will dismiss the SAT’s appeal and the existing 2005 VAT audit assessment will be nullified. Further, the Company believes it is more likely than not that the SAT will be precluded from issuing a new 2005 VAT audit assessment. In the unexpected event that the SAT is provided the opportunity to issue a new 2005 VAT audit assessment, the Company cannot predict if the SAT would issue a new assessment or the basis of any new assessment. Accordingly, the Company is not able to estimate any related potential exposure.
KCSM has not historically assessed VAT on international import transportation services provided to its customers based on a written ruling that KCSM obtained from the SAT in 2008 stating that such services were not subject to VAT (the “2008 Ruling”). Notwithstanding the 2008 Ruling, in December 2013, the SAT unofficially informed KCSM of an intended implementation of new criteria effective as of January 1, 2014, pursuant to which VAT would be assessed on all international import transportation services on the portion of the services provided within Mexico. Additionally, in November 2013, the SAT filed an action to nullify the 2008 Ruling, potentially exposing the application of the new criteria to open tax years. In February 2014, KCSM filed an action opposing the SAT’s nullification action. In December 2016, KCSM was notified of a resolution issued by the Mexican tax court confirming the 2008 Ruling. The SAT has appealed this resolution and the matter is currently under review by the Mexican Circuit court. The Company believes it is more likely than not that it will continue to prevail in this matter. Further, as of the date of this filing, the SAT has not implemented any new criteria regarding this assessment of VAT on international import transportation services. The Company believes it is probable that any unexpected nullification of the 2008 Ruling and the implementation of any new VAT criteria would be applied on a prospective basis, in which case, due to the pass-through nature of VAT, KCSM would begin to assess its customers for VAT on international import transportation services, resulting in no material impact to the Company’s consolidated financial statements.
Contractual Agreements. In the normal course of business, the Company enters into various contractual agreements related to commercial arrangements and the use of other railroads’ or governmental entities’ infrastructure needed for the operations of the business. The Company is involved or may become involved in certain disputes involving transportation rates, product loss or damage,

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

charges, and interpretations related to these agreements. While the outcome of these matters cannot be predicted with certainty, the Company believes that, when resolved, these disputes will not have a material effect on its consolidated financial statements.
Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness, bankruptcy, insolvency or liquidation of a customer, or further weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and its operating results. If the financial condition of the Company’s customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate at June 30, 2017.
Panama Canal Railway Company (“PCRC”) Guarantees and Indemnities. At June 30, 2017, the Company had issued and outstanding $5.5 million under a standby letter of credit to fulfill its obligation to fund fifty percent of the debt service reserve and liquidity reserve established by PCRC in connection with the issuance of the 7.0% Senior Secured Notes due November 1, 2026 (the “PCRC Notes”). Additionally, KCS has pledged its shares of PCRC as security for the PCRC Notes.
Mexican Antitrust Review. Pursuant to the Mexican Antitrust Law and the Regulatory Railways Service Law, on September 12, 2016, the Mexican government’s antitrust commission (Comisión Federal de Competencia Económica or “COFECE”), announced that it would review competitive conditions in the Mexican railroad industry, with respect to the existence of effective competition in the provision of interconnection services, trackage rights, switching rights and interline services used to render public freight transport in Mexico. The COFECE review includes the entire freight rail transportation market in Mexico and is not targeted to any single rail carrier.
On March 15, 2017, the COFECE published an executive summary of its preliminary report in the Diario Oficial de la Federación. The COFECE’s preliminary report concluded that there was a lack of effective competition in the market for trackage rights (“Relevant Market”) throughout the entire networks of Kansas City Southern de Mexico, S.A. de C.V. (“KCSM”), Ferrocarril Mexicano, S.A. de C.V. (“Ferromex”), Ferrosur, S.A. de C.V. (“Ferrosur”), and Ferrocarril y Terminal del Valle de Mexico, S.A. de C.V. (“FTVM”).
The Company disagrees with the COFECE’s reasoning and preliminary conclusions, and responded on April 20, 2017 with evidence and arguments to support the Company’s position, as provided in the Mexican antitrust law. The Company’s response argues that the investigation which supports the conclusions in the preliminary report was conducted contrary to the rule of law, the rules of procedure, and relied upon faulty economic analysis.
On April 27, 2017, the COFECE initiated the incidental procedure to analyze the recusal of two of its commissioners from ongoing proceedings (“Motion to Recuse”). On June 6, 2017, KCSM presented arguments in connection with the Motion to Recuse.
The COFECE has an additional term of up to 110 business days after the decision of the Motion to Recuse to issue a final report in connection with effective competition conditions in the Relevant Market. It is expected a final ruling will be issued around December 2017. It is too early to determine what, if any, impact this review may have on Mexican rail operations in the future. If the COFECE’s final report determines there is a lack of effective competition, the COFECE could request the new Mexican Agencia Reguladora del Transporte Ferroviario (“Regulatory Agency of Rail Transportation” or “ARTF”), which has primary regulatory jurisdiction over the Company’s Mexican operations, to conduct proceedings to determine whether to establish new limited mandatory trackage rights and/or rate regulation under the Amendments to the Mexican Regulatory Railroad Service Law.
U.S. Surface Transportation Board. On July 27, 2016, the Surface Transportation Board issued a Notice of Proposed Rulemaking in Ex Parte 711 (Sub-No.1) Reciprocal Switching, proposing rules related to reciprocal switching. Initial comments on the proposed rule were due by October 26, 2016, and replies to the initial comments were due by January 13, 2017. On December 27, 2016, the agency suspended the procedural deadline following submission of reply comments, pending anticipated changes in the agency’s membership. Until the rule has been finalized, KCS cannot determine what effect, if any, the rule will have on its business.

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
The following tables provide information by geographic area (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues	2017	2016	2017	2016
U.S.	$344.4	$286.8	$665.6	$579.1
Mexico	312.0	281.7	600.3	552.1
Total revenues	$656.4	$568.5	$1,265.9	$1,131.2

Property and equipment (including concession assets), net			June 30, 2017	December 31, 2016
U.S.			$5,118.0	$4,960.6
Mexico			3,129.3	3,109.1
Total property and equipment (including concession assets), net			$8,247.3	$8,069.7

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
As of June 30, 2017, KCS had outstanding $2,093.5 million senior notes due through 2045. The senior notes are unsecured obligations of KCS, and are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCSR and certain wholly-owned domestic subsidiaries of KCS. As a result, the Company is providing the following condensed consolidating financial information (in millions).
Condensed Consolidating Statements of Comprehensive Income - KCS Notes

	Three Months Ended June 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$313.1	$347.7	$(4.4)	$656.4
Operating expenses	3.0	222.3	196.2	(4.4)	417.1
Operating income (loss)	(3.0)	90.8	151.5	—	239.3
Equity in net earnings of affiliates	134.5	1.5	2.5	(135.6)	2.9
Interest expense	(20.1)	(18.2)	(9.2)	22.5	(25.0)
Foreign exchange gain	—	—	14.2	—	14.2
Other income (expense), net	22.4	(0.3)	—	(22.2)	(0.1)
Income before income taxes	133.8	73.8	159.0	(135.3)	231.3
Income tax expense (benefit)	(0.6)	28.1	69.1	—	96.6
Net income	134.4	45.7	89.9	(135.3)	134.7
Less: Net income attributable to noncontrolling interest	—	0.3	—	—	0.3
Net income attributable to Kansas City Southern and subsidiaries	134.4	45.4	89.9	(135.3)	134.4
Other comprehensive income (loss)	(1.8)	—	0.8	(0.8)	(1.8)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$132.6	$45.4	$90.7	$(136.1)	$132.6

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Comprehensive Income - KCS Notes—(Continued)

	Three Months Ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$260.8	$312.2	$(4.5)	$568.5
Operating expenses	1.7	170.5	180.9	(4.5)	348.6
Operating income (loss)	(1.7)	90.3	131.3	—	219.9
Equity in net earnings of affiliates	113.5	1.5	2.6	(114.6)	3.0
Interest expense	(20.5)	(21.0)	(15.4)	32.5	(24.4)
Foreign exchange loss	—	—	(24.0)	—	(24.0)
Other income (expense), net	27.7	(0.2)	3.9	(32.1)	(0.7)
Income before income taxes	119.0	70.6	98.4	(114.2)	173.8
Income tax expense (benefit)	(1.1)	27.5	26.9	—	53.3
Net income	120.1	43.1	71.5	(114.2)	120.5
Less: Net income attributable to noncontrolling interest	—	0.4	—	—	0.4
Net income attributable to Kansas City Southern and subsidiaries	120.1	42.7	71.5	(114.2)	120.1
Other comprehensive loss	(0.6)	—	(1.2)	1.2	(0.6)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$119.5	$42.7	$70.3	$(113.0)	$119.5

	Six Months Ended June 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$608.3	$666.3	$(8.7)	$1,265.9
Operating expenses	4.1	439.8	380.7	(8.7)	815.9
Operating income (loss)	(4.1)	168.5	285.6	—	450.0
Equity in net earnings of affiliates	280.6	2.8	6.0	(282.5)	6.9
Interest expense	(40.7)	(36.9)	(18.3)	46.2	(49.7)
Foreign exchange gain	—	—	61.0	—	61.0
Other income, net	45.9	0.8	0.6	(46.3)	1.0
Income before income taxes	281.7	135.2	334.9	(282.6)	469.2
Income tax expense	0.7	51.7	135.2	—	187.6
Net income	281.0	83.5	199.7	(282.6)	281.6
Less: Net income attributable to noncontrolling interest	—	0.6	—	—	0.6
Net income attributable to Kansas City Southern and subsidiaries	281.0	82.9	199.7	(282.6)	281.0
Other comprehensive income (loss)	(1.0)	—	2.1	(2.1)	(1.0)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$280.0	$82.9	$201.8	$(284.7)	$280.0

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Comprehensive Income - KCS Notes—(Continued)

	Six Months Ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$527.6	$612.6	$(9.0)	$1,131.2
Operating expenses	2.8	370.4	359.2	(9.0)	723.4
Operating income (loss)	(2.8)	157.2	253.4	—	407.8
Equity in net earnings of affiliates	217.2	3.0	6.0	(219.3)	6.9
Interest expense	(39.4)	(42.6)	(29.9)	63.9	(48.0)
Foreign exchange loss	—	—	(27.5)	—	(27.5)
Other income, net	52.8	0.1	9.8	(63.2)	(0.5)
Income before income taxes	227.8	117.7	211.8	(218.6)	338.7
Income tax expense (benefit)	(0.1)	46.0	64.2	—	110.1
Net income	227.9	71.7	147.6	(218.6)	228.6
Less: Net income attributable to noncontrolling interest	—	0.7	—	—	0.7
Net income attributable to Kansas City Southern and subsidiaries	227.9	71.0	147.6	(218.6)	227.9
Other comprehensive loss	(0.7)	—	(1.3)	1.3	(0.7)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$227.2	$71.0	$146.3	$(217.3)	$227.2

Condensed Consolidating Balance Sheets - KCS Notes

	June 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$2.6	$197.4	$518.3	$(6.9)	$711.4
Investments	—	3.9	32.3	—	36.2
Investments in consolidated subsidiaries	3,776.9	495.9	—	(4,272.8)	—
Property and equipment (including concession assets), net	—	4,343.4	3,906.6	(2.7)	8,247.3
Other assets	2,015.3	47.8	253.8	(2,244.2)	72.7
Total assets	$5,794.8	$5,088.4	$4,711.0	$(6,526.6)	$9,067.6
Liabilities and equity:
Current liabilities	$(204.2)	$822.2	$211.6	$(8.3)	$821.3
Long-term debt	1,762.9	1,477.3	1,247.6	(2,244.2)	2,243.6
Deferred income taxes	24.0	1,123.5	238.8	(0.9)	1,385.4
Other liabilities	8.0	84.3	17.2	—	109.5
Stockholders’ equity	4,204.1	1,265.9	2,995.8	(4,273.2)	4,192.6
Noncontrolling interest	—	315.2	—	—	315.2
Total liabilities and equity	$5,794.8	$5,088.4	$4,711.0	$(6,526.6)	$9,067.6

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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Cash Flows - KCS Notes

	Six Months Ended June 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$11.1	$250.1	$160.7	$(5.0)	$416.9
Investing activities:
Capital expenditures	—	(186.5)	(98.9)	—	(285.4)
Purchase or replacement of equipment under operating leases	—	(21.9)	—	—	(21.9)
Property investments in MSLLC	—	—	(19.7)	—	(19.7)
Proceeds from repayment of loans to affiliates	5,962.8	—	—	(5,962.8)	—
Loans to affiliates	(5,901.5)	—	—	5,901.5	—
Contribution to consolidated affiliates	(0.3)	(0.3)	—	0.6	—
Proceeds from disposal of property	—	4.4	1.1	—	5.5
Other investing activities	—	(10.4)	(5.5)	—	(15.9)
Net cash provided (used)	61.0	(214.7)	(123.0)	(60.7)	(337.4)
Financing activities:
Proceeds from short-term borrowings	5,901.5	—	—	—	5,901.5
Repayment of short-term borrowings	(5,781.9)	—	—	—	(5,781.9)
Dividends paid	(70.3)	—	(5.0)	5.0	(70.3)
Shares repurchased	(120.4)	—	—	—	(120.4)
Proceeds from loans from affiliates	—	5,901.5	—	(5,901.5)	—
Repayment of loans from affiliates	—	(5,962.8)	—	5,962.8	—
Contribution from affiliates	—	0.3	0.3	(0.6)	—
Other financing activities	—	(1.8)	(10.9)	—	(12.7)
Net cash used	(71.1)	(62.8)	(15.6)	65.7	(83.8)
Cash and cash equivalents:
Net increase (decrease)	1.0	(27.4)	22.1	—	(4.3)
At beginning of year	0.2	32.6	137.8	—	170.6
At end of period	$1.2	$5.2	$159.9	$—	$166.3

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Cash Flows - KCS Notes—(Continued)

	Six Months Ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$109.0	$250.8	$161.7	$(103.4)	$418.1
Investing activities:
Capital expenditures	—	(175.0)	(83.5)	—	(258.5)
Purchase or replacement of equipment under operating leases	—	(5.4)	—	—	(5.4)
Property investments in MSLLC	—	—	(16.6)	—	(16.6)
Proceeds from repayment of loans to affiliates	6,695.4	—	—	(6,695.4)	—
Loans to affiliates	(6,742.2)	—	—	6,742.2	—
Contribution to consolidated affiliates	(97.2)	(0.3)	—	97.5	—
Proceeds from disposal of property	—	1.0	1.0	—	2.0
Other investing activities	—	(6.2)	1.4	—	(4.8)
Net cash used	(144.0)	(185.9)	(97.7)	144.3	(283.3)
Financing activities:
Proceeds from short-term borrowings	6,498.7	243.5	—	(243.5)	6,498.7
Repayment of short-term borrowings	(6,579.0)	—	—	—	(6,579.0)
Proceeds from issuance of long-term debt	248.7	—	—	—	248.7
Dividends paid	(71.6)	—	(101.7)	101.7	(71.6)
Shares repurchased	(59.2)	—	—	—	(59.2)
Proceeds from loans from affiliates	—	6,498.7	—	(6,498.7)	—
Repayment of loans from affiliates	—	(6,695.4)	—	6,695.4	—
Contribution from affiliates	—	96.9	0.6	(97.5)	—
Other financing activities	(2.2)	(1.8)	(13.1)	1.7	(15.4)
Net cash provided (used)	35.4	141.9	(114.2)	(40.9)	22.2
Cash and cash equivalents:
Net increase (decrease)	0.4	206.8	(50.2)	—	157.0
At beginning of year	0.2	10.2	126.2	—	136.6
At end of period	$0.6	$217.0	$76.0	$—	$293.6

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

As of June 30, 2017, KCSR had outstanding $2.9 million principal amount of senior notes due through 2045. The senior notes are unsecured obligations of KCSR, and are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCS and certain wholly-owned domestic subsidiaries. As a result, the Company is providing the following condensed consolidating financial information (in millions).
Condensed Consolidating Statements of Comprehensive Income - KCSR Notes

	Three Months Ended June 30, 2017
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$306.5	$12.0	$347.7	$(9.8)	$656.4
Operating expenses	3.0	217.6	10.1	196.2	(9.8)	417.1
Operating income (loss)	(3.0)	88.9	1.9	151.5	—	239.3
Equity in net earnings (losses) of affiliates	134.5	(0.2)	0.9	2.5	(134.8)	2.9
Interest expense	(20.1)	(18.2)	—	(9.2)	22.5	(25.0)
Foreign exchange gain	—	—	—	14.2	—	14.2
Other income (expense), net	22.4	(0.3)	—	—	(22.2)	(0.1)
Income before income taxes	133.8	70.2	2.8	159.0	(134.5)	231.3
Income tax expense (benefit)	(0.6)	27.2	0.9	69.1	—	96.6
Net income	134.4	43.0	1.9	89.9	(134.5)	134.7
Less: Net income attributable to noncontrolling interest	—	—	0.3	—	—	0.3
Net income attributable to Kansas City Southern and subsidiaries	134.4	43.0	1.6	89.9	(134.5)	134.4
Other comprehensive income (loss)	(1.8)	—	—	0.8	(0.8)	(1.8)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$132.6	$43.0	$1.6	$90.7	$(135.3)	$132.6

	Three Months Ended June 30, 2016
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$254.7	$11.3	$312.2	$(9.7)	$568.5
Operating expenses	1.7	165.9	9.8	180.9	(9.7)	348.6
Operating income (loss)	(1.7)	88.8	1.5	131.3	—	219.9
Equity in net earnings of affiliates	113.5	0.2	1.1	2.6	(114.4)	3.0
Interest expense	(20.5)	(21.0)	—	(15.4)	32.5	(24.4)
Foreign exchange loss	—	—	—	(24.0)	—	(24.0)
Other income (expense), net	27.7	(0.2)	—	3.9	(32.1)	(0.7)
Income before income taxes	119.0	67.8	2.6	98.4	(114.0)	173.8
Income tax expense (benefit)	(1.1)	26.5	1.0	26.9	—	53.3
Net income	120.1	41.3	1.6	71.5	(114.0)	120.5
Less: Net income attributable to noncontrolling interest	—	—	0.4	—	—	0.4
Net income attributable to Kansas City Southern and subsidiaries	120.1	41.3	1.2	71.5	(114.0)	120.1
Other comprehensive loss	(0.6)	—	—	(1.2)	1.2	(0.6)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$119.5	$41.3	$1.2	$70.3	$(112.8)	$119.5

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Comprehensive Income - KCSR Notes—(Continued)

	Six Months Ended June 30, 2017
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$595.7	$23.1	$666.3	$(19.2)	$1,265.9
Operating expenses	4.1	430.5	19.8	380.7	(19.2)	815.9
Operating income (loss)	(4.1)	165.2	3.3	285.6	—	450.0
Equity in net earnings (losses) of affiliates	280.6	(0.3)	1.8	6.0	(281.2)	6.9
Interest expense	(40.7)	(36.9)	—	(18.3)	46.2	(49.7)
Foreign exchange gain	—	—	—	61.0	—	61.0
Other income, net	45.9	0.8	—	0.6	(46.3)	1.0
Income before income taxes	281.7	128.8	5.1	334.9	(281.3)	469.2
Income tax expense	0.7	49.8	1.9	135.2	—	187.6
Net income	281.0	79.0	3.2	199.7	(281.3)	281.6
Less: Net income attributable to noncontrolling interest	—	—	0.6	—	—	0.6
Net income attributable to Kansas City Southern and subsidiaries	281.0	79.0	2.6	199.7	(281.3)	281.0
Other comprehensive income (loss)	(1.0)	—	—	2.1	(2.1)	(1.0)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$280.0	$79.0	$2.6	$201.8	$(283.4)	$280.0

	Six Months Ended June 30, 2016
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$515.3	$22.1	$612.6	$(18.8)	$1,131.2
Operating expenses	2.8	361.5	18.7	359.2	(18.8)	723.4
Operating income (loss)	(2.8)	153.8	3.4	253.4	—	407.8
Equity in net earnings of affiliates	217.2	0.3	2.1	6.0	(218.7)	6.9
Interest expense	(39.4)	(42.6)	—	(29.9)	63.9	(48.0)
Foreign exchange loss	—	—	—	(27.5)	—	(27.5)
Other income, net	52.8	0.1	—	9.8	(63.2)	(0.5)
Income before income taxes	227.8	111.6	5.5	211.8	(218.0)	338.7
Income tax expense (benefit)	(0.1)	43.6	2.4	64.2	—	110.1
Net income	227.9	68.0	3.1	147.6	(218.0)	228.6
Less: Net income attributable to noncontrolling interest	—	—	0.7	—	—	0.7
Net income attributable to Kansas City Southern and subsidiaries	227.9	68.0	2.4	147.6	(218.0)	227.9
Other comprehensive loss	(0.7)	—	—	(1.3)	1.3	(0.7)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$227.2	$68.0	$2.4	$146.3	$(216.7)	$227.2

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Balance Sheets - KCSR Notes

	June 30, 2017
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$2.6	$188.5	$8.9	$518.3	$(6.9)	$711.4
Investments	—	3.9	—	32.3	—	36.2
Investments in consolidated subsidiaries	3,776.9	(10.9)	493.9	—	(4,259.9)	—
Property and equipment (including concession assets), net	—	4,168.1	175.3	3,906.6	(2.7)	8,247.3
Other assets	2,015.3	47.8	—	253.8	(2,244.2)	72.7
Total assets	$5,794.8	$4,397.4	$678.1	$4,711.0	$(6,513.7)	$9,067.6
Liabilities and equity:
Current liabilities	$(204.2)	$733.0	$89.2	$211.6	$(8.3)	$821.3
Long-term debt	1,762.9	1,477.3	—	1,247.6	(2,244.2)	2,243.6
Deferred income taxes	24.0	984.0	139.5	238.8	(0.9)	1,385.4
Other liabilities	8.0	84.2	0.1	17.2	—	109.5
Stockholders’ equity	4,204.1	1,118.9	134.1	2,995.8	(4,260.3)	4,192.6
Noncontrolling interest	—	—	315.2	—	—	315.2
Total liabilities and equity	$5,794.8	$4,397.4	$678.1	$4,711.0	$(6,513.7)	$9,067.6

	December 31, 2016
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$0.9	$271.8	$4.6	$381.2	$(10.5)	$648.0
Investments	—	3.9	—	29.0	—	32.9
Investments in consolidated subsidiaries	3,497.7	(9.8)	491.7	—	(3,979.6)	—
Property and equipment (including concession assets), net	—	4,024.5	179.1	3,868.8	(2.7)	8,069.7
Other assets	2,015.5	43.0	—	252.6	(2,244.2)	66.9
Total assets	$5,514.1	$4,333.4	$675.4	$4,531.6	$(6,237.0)	$8,817.5
Liabilities and equity:
Current liabilities	$(501.3)	$913.2	$91.7	$252.6	$(11.8)	$744.4
Long-term debt	1,883.1	1,357.7	0.1	1,274.9	(2,244.3)	2,271.5
Deferred income taxes	26.9	937.7	137.6	188.0	(0.9)	1,289.3
Other liabilities	4.0	86.2	0.1	17.5	—	107.8
Stockholders’ equity	4,101.4	1,038.6	131.3	2,798.6	(3,980.0)	4,089.9
Noncontrolling interest	—	—	314.6	—	—	314.6
Total liabilities and equity	$5,514.1	$4,333.4	$675.4	$4,531.6	$(6,237.0)	$8,817.5

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Cash Flows - KCSR Notes

	Six Months Ended June 30, 2017
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$11.1	$250.0	$0.1	$160.7	$(5.0)	$416.9
Investing activities:
Capital expenditures	—	(186.5)	—	(98.9)	—	(285.4)
Purchase or replacement of equipment under operating leases	—	(21.9)	—	—	—	(21.9)
Property investments in MSLLC	—	—	—	(19.7)	—	(19.7)
Proceeds from repayment of loans to affiliates	5,962.8	—	—	—	(5,962.8)	—
Loans to affiliates	(5,901.5)	—	—	—	5,901.5	—
Contribution to consolidated affiliates	(0.3)	—	(0.3)	—	0.6	—
Proceeds from disposal of property	—	4.4	—	1.1	—	5.5
Other investing activities	—	(10.4)	—	(5.5)	—	(15.9)
Net cash provided (used)	61.0	(214.4)	(0.3)	(123.0)	(60.7)	(337.4)
Financing activities:
Proceeds from short-term borrowings	5,901.5	—	—	—	—	5,901.5
Repayment of short-term borrowings	(5,781.9)	—	—	—	—	(5,781.9)
Dividends paid	(70.3)	—	—	(5.0)	5.0	(70.3)
Shares repurchased	(120.4)	—	—	—	—	(120.4)
Proceeds from loans from affiliates	—	5,901.5	—	—	(5,901.5)	—
Repayment of loans from affiliates	—	(5,962.8)	—	—	5,962.8	—
Contribution from affiliates	—	—	0.3	0.3	(0.6)	—
Other financing activities	—	(1.7)	(0.1)	(10.9)	—	(12.7)
Net cash provided (used)	(71.1)	(63.0)	0.2	(15.6)	65.7	(83.8)
Cash and cash equivalents:
Net increase (decrease)	1.0	(27.4)	—	22.1	—	(4.3)
At beginning of year	0.2	32.6	—	137.8	—	170.6
At end of period	$1.2	$5.2	$—	$159.9	$—	$166.3

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Cash Flows - KCSR Notes—(Continued)

	Six Months Ended June 30, 2016
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$109.0	$250.2	$0.5	$161.7	$(103.3)	$418.1
Investing activities:
Capital expenditures	—	(174.6)	(0.4)	(83.5)	—	(258.5)
Purchase or replacement of equipment under operating leases	—	(5.4)	—	—	—	(5.4)
Property investments in MSLLC	—	—	—	(16.6)	—	(16.6)
Proceeds from repayment of loans to affiliates	6,695.4	—	—	—	(6,695.4)	—
Loans to affiliates	(6,742.2)	—	—	—	6,742.2	—
Contribution to consolidated affiliates	(97.2)	—	(0.3)	—	97.5	—
Proceeds from disposal of property	—	1.0	—	1.0	—	2.0
Other investing activities	—	(6.2)	—	1.4	—	(4.8)
Net cash used	(144.0)	(185.2)	(0.7)	(97.7)	144.3	(283.3)
Financing activities:
Proceeds from short-term borrowings	6,498.7	243.5	—	—	(243.5)	6,498.7
Repayment of short-term borrowings	(6,579.0)	—	—	—	—	(6,579.0)
Proceeds from issuance of long-term debt	248.7	—	—	—	—	248.7
Dividends paid	(71.6)	—	—	(101.7)	101.7	(71.6)
Shares repurchased	(59.2)	—	—	—	—	(59.2)
Proceeds from loans from affiliates	—	6,498.7	—	—	(6,498.7)	—
Repayment of loans from affiliates	—	(6,695.4)	—	—	6,695.4	—
Contribution from affiliates	—	96.7	0.3	0.6	(97.6)	—
Other financing activities	(2.2)	(1.7)	(0.1)	(13.1)	1.7	(15.4)
Net cash provided (used)	35.4	141.8	0.2	(114.2)	(41.0)	22.2
Cash and cash equivalents:
Net increase (decrease)	0.4	206.8	—	(50.2)	—	157.0
At beginning of year	0.2	10.1	0.1	126.2	—	136.6
At end of period	$0.6	$216.9	$0.1	$76.0	$—	$293.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial position and results of operations is based upon its consolidated financial statements. The preparation of these consolidated financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets and liabilities. The Company bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the accounting for assets and liabilities that are not readily apparent from other sources. If the estimates differ materially from actual results, the impact on the consolidated financial statements may be material. The Company’s critical accounting policies are disclosed in the 2016 Annual Report on Form 10-K filed with the SEC.
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

Second Quarter Analysis
Revenues increased 15% for the three months ended June 30, 2017, as compared to the same period in 2016, due to a 9% increase in revenue per carload/unit and a 6% increase in carload/unit volumes. Energy revenues increased $33.3 million primarily due to an increase in utility coal resulting from higher natural gas prices and lower coal inventory levels. Revenue per carload/unit increased primarily due to mix, positive pricing impacts, and higher fuel surcharge.
Operating expenses increased 20% during the three months ended June 30, 2017, as compared to the same period in 2016. In the second quarter of 2016, the Company determined it was eligible for and could utilize a credit for the excise tax included in the price of fuel that is purchased and consumed in locomotives and certain work equipment in Mexico and recognized a $34.0 million year-to-date benefit during the second quarter of 2016, including $17.3 million for the first quarter of 2016, compared to $12.8 million during the second quarter of 2017. Additional expense increases were due to higher fuel prices and consumption, compensation and benefits, materials and other, depreciation expense, and equipment costs. These increases were partially offset by decreased purchased services and the weakening of the Mexican peso against the U.S. dollar. Expense fluctuations resulting from the weakening Mexican peso and higher fuel prices generally offset the revenue fluctuations driven by these same macroeconomic factors. Operating expenses as a percentage of revenues was 63.5% for the three months ended June 30, 2017, compared to 61.3% for the same period in 2016.
The Company reported quarterly earnings of $1.27 per diluted share on consolidated net income of $134.4 million for the three months ended June 30, 2017, compared to earnings of $1.11 per diluted share on consolidated net income of $120.1 million for the same period in 2016, primarily due to increased operating income and foreign exchange gain, partially offset by an increase in income tax expense.

Results of Operations
The following summarizes KCS’s consolidated income statement components (in millions):

	Three Months Ended		Change
	June 30,
	2017	2016
Revenues	$656.4	$568.5	$87.9
Operating expenses	417.1	348.6	68.5
Operating income	239.3	219.9	19.4
Equity in net earnings of affiliates	2.9	3.0	(0.1)
Interest expense	(25.0)	(24.4)	(0.6)
Foreign exchange gain (loss)	14.2	(24.0)	38.2
Other expense, net	(0.1)	(0.7)	0.6
Income before income taxes	231.3	173.8	57.5
Income tax expense	96.6	53.3	43.3
Net income	134.7	120.5	14.2
Less: Net income attributable to noncontrolling interest	0.3	0.4	(0.1)
Net income attributable to Kansas City Southern and subsidiaries	$134.4	$120.1	$14.3

	Six Months Ended		Change
	June 30,
	2017	2016
Revenues	$1,265.9	$1,131.2	$134.7
Operating expenses	815.9	723.4	92.5
Operating income	450.0	407.8	42.2
Equity in net earnings of affiliates	6.9	6.9	—
Interest expense	(49.7)	(48.0)	(1.7)
Foreign exchange gain (loss)	61.0	(27.5)	88.5
Other income (expense), net	1.0	(0.5)	1.5
Income before income taxes	469.2	338.7	130.5
Income tax expense	187.6	110.1	77.5
Net income	281.6	228.6	53.0
Less: Net income attributable to noncontrolling interest	0.6	0.7	(0.1)
Net income attributable to Kansas City Southern and subsidiaries	$281.0	$227.9	$53.1

Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months Ended			Three Months Ended			Three Months Ended
	June 30,			June 30,			June 30,
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Chemical and petroleum	$138.8	$122.4	13%	71.5	67.7	6%	$1,941	$1,808	7%
Industrial and consumer products	148.6	136.1	9%	82.7	79.3	4%	1,797	1,716	5%
Agriculture and minerals	123.4	115.1	7%	62.3	64.0	(3%)	1,981	1,798	10%
Energy	70.5	37.2	90%	69.6	49.4	41%	1,013	753	35%
Intermodal	90.6	91.4	(1%)	243.1	246.2	(1%)	373	371	1%
Automotive	57.5	44.6	29%	37.9	30.7	23%	1,517	1,453	4%
Carload revenues, carloads and units	629.4	546.8	15%	567.1	537.3	6%	$1,110	$1,018	9%
Other revenue	27.0	21.7	24%
Total revenues (i)	$656.4	$568.5	15%

(i) Included in revenues:
Fuel surcharge	$44.4	$20.2

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Six Months Ended			Six Months Ended			Six Months Ended
	June 30,			June 30,			June 30,
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Chemical and petroleum	$265.3	$239.7	11%	138.2	132.0	5%	$1,920	$1,816	6%
Industrial and consumer products	288.7	277.5	4%	163.5	161.2	1%	1,766	1,721	3%
Agriculture and minerals	239.7	225.1	6%	122.4	122.9	—	1,958	1,832	7%
Energy	139.5	79.2	76%	141.3	104.6	35%	987	757	30%
Intermodal	174.1	176.5	(1%)	467.1	471.4	(1%)	373	374	—
Automotive	108.8	85.6	27%	75.5	57.9	30%	1,441	1,478	(3%)
Carload revenues, carloads and units	1,216.1	1,083.6	12%	1,108.0	1,050.0	6%	$1,098	$1,032	6%
Other revenue	49.8	47.6	5%
Total revenues (i)	$1,265.9	$1,131.2	12%

(i) Included in revenues:
Fuel surcharge	$77.0	$50.9
Freight revenues include revenue for transportation services and fuel surcharges. For the three months ended June 30, 2017, revenues and carload/unit volumes increased 15% and 6%, respectively, compared to the same period in 2016. For the six months ended June 30, 2017, revenues and carload/unit volumes increased 12% and 6%, respectively, compared to the same period in 2016. Energy revenues increased $33.3 million and $60.3 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, primarily due to an increase in utility coal resulting from higher natural gas prices and lower coal inventory levels. Revenue per carload/unit increased by 9% and 6% for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, due to mix, positive pricing impacts, and higher fuel surcharge. These increases were partially offset by the weakening of the Mexican peso against the U.S. dollar of approximately $5.0 million and $19.0 million for the three and six months ended June 30, 2017, compared to the same periods in 2016, for revenue transactions denominated in Mexican pesos. The average exchange rate of Mexican pesos per U.S. dollar was Ps.18.6 and Ps.19.5 for the three and six months ended June 30, 2017, respectively, compared to Ps.18.1 and Ps.18.0 for the same periods in 2016.
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

For the three and six months ended June 30, 2017, fuel surcharge revenue increased $24.2 million and $26.1 million, respectively, compared to the same periods in 2016, due to higher fuel prices and the impact of fuel prices increasing above the fuel price thresholds for certain KCS’s tariffs and contracts. Additionally, the increase is due to the adjustment of certain line haul rates that increased fuel surcharges on those rates.

The following discussion provides an analysis of revenues by commodity group:

Revenues by commodity group for the three months ended June 30, 2017
Chemical and petroleum. Revenues increased $16.4 million for the three months ended June 30, 2017, compared to the same period in 2016, due to a 7% increase in revenue per carload/unit and a 6% increase in carload/unit volumes. Revenues increased $25.6 million for the six months ended June 30, 2017, compared to the same period in 2016, due to a 6% increase in revenue per carload/unit and a 5% increase in carload/unit volumes. Revenue per carload/unit increased due to positive pricing impacts and mix. Petroleum volumes increased due to refined product and liquefied petroleum gas (LPG) shipments to Mexico. Chemical volumes increased due to strong market demand. Additionally, volumes increased for the six months ended June 30, 2017 as the first quarter of 2016 was adversely affected due to the impact of service interruptions resulting from flooding in the southeastern United States.

Industrial and consumer products. Revenues increased $12.5 million for the three months ended June 30, 2017, compared to the same period in 2016, due to a 5% increase in revenue per carload/unit and a 4% increase in carload/unit volumes. Revenues increased $11.2 million for the six months ended June 30, 2017, compared to the same period in 2016, due to a 3% increase in revenue per carload/unit and a 1% increase in carload/unit volumes. Revenue per carload/unit increased due to positive pricing impacts, mix, and higher fuel surcharge, partially offset by the weakening of the Mexican peso against the U.S. dollar. For the three months ended June 30, 2017, growth was driven by increased volumes in other carloads due to strong military movements and forest products due to paper volumes. Paper volumes increased as a result of customers’ planned temporary plant shutdowns in the second quarter of 2016. For the six months ended June 30, 2017, volume increases in other carloads were partially offset by a decrease in metals and scrap volumes due to competitive trucking and barge markets.

Revenues by commodity group for the three months ended June 30, 2017
Agriculture and minerals. Revenues increased $8.3 million for the three months ended June 30, 2017, compared to the same period in 2016, due to a 10% increase in revenue per carload/unit, partially offset by a 3% decrease in carload/unit volumes. Revenues increased $14.6 million for the six months ended June 30, 2017, compared to the same period in 2016, due to a 7% increase in revenue per carload/unit. Revenue per carload/unit increased due to mix, length of haul, positive pricing impacts, and higher fuel surcharge. For the six months ended June 30, 2017, food products volumes decreased due to change in market demand.

Energy. Revenues increased $33.3 million for the three months ended June 30, 2017, compared to the same period in 2016, due to a 41% increase in carload/unit volumes and a 35% increase in revenue per carload/unit. Revenues increased $60.3 million for the six months ended June 30, 2017, compared to the same period in 2016, due to a 35% increase in carload/unit volumes and a 30% increase in revenue per carload/unit. Utility coal volumes increased due to higher natural gas prices and lower coal inventory levels. Frac sand volumes also increased due to strong demand as a result of higher crude oil prices. Revenue per carload/unit increased due to longer average length of haul, positive pricing impacts, mix, and higher fuel surcharge.

Frac Sand 20%
Utility Coal 55%
Crude Oil 10%
Coal & Petroleum Coke 15%

Intermodal. Revenues remained flat for the three months ended June 30, 2017, compared to the same period in 2016, as a 1% decrease in carload/unit volumes was offset by a 1% increase in revenue per carload/unit. Revenues decreased $2.4 million for the six months ended June 30, 2017, compared to the same period in 2016, due to a 1% decrease in carload/unit volumes. The volume decrease was attributable to competition seen in Mexico from the weakening of the peso and truck capacity in the U.S. and Mexico, partially offset by new business.
Automotive. Revenues increased $12.9 million for the three months ended June 30, 2017, compared to the same period in 2016, due to a 23% increase in carload/unit volumes and a 4% increase in revenue per carload/unit. Revenues increased $23.2 million for the six months ended June 30, 2017, compared to the same period in 2016, due to a 30% increase in carload/unit volumes, partially offset by a 3% decrease in revenue per carload/unit. Volumes increased due to customers’ temporary plant shutdowns in the first half of 2016 and new plant openings. For the three months ended June 30, 2017, revenue per carload/unit increased due to mix, positive pricing impacts, and higher fuel surcharge, partially offset by the weakening of the Mexican peso against the U.S. dollar. For the six months ended June 30, 2017, revenue per carload/unit decreased due to the weakening of the Mexican peso against the U.S. dollar, partially offset by mix and positive pricing impacts.

Operating Expenses
Operating expenses, as shown below (in millions), increased $68.5 million and $92.5 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, due to higher fuel prices and consumption, compensation and benefits, materials and other, depreciation expense, lower Mexican fuel excise tax credit, and equipment costs. These increases were partially offset by decreased purchased services and the weakening of the Mexican peso against the U.S. dollar. The weakening of the Mexican peso against the U.S. dollar resulted in expense reductions of approximately $3.0 million and $13.0 million for the three and six months ended June 30, 2017, compared to the same periods in 2016, for expense transactions denominated in Mexican pesos. The average exchange rate of Mexican pesos per U.S. dollar was Ps. 18.6 and Ps. 19.5 for the three and six months ended June 30, 2017, respectively, compared to Ps.18.1 and Ps.18.0 for the same periods in 2016.

	Three Months Ended
	June 30,		Change
	2017	2016	Dollars	Percent
Compensation and benefits	$125.2	$109.0	$16.2	15%
Purchased services	51.4	53.7	(2.3)	(4%)
Fuel	78.9	61.6	17.3	28%
Mexican fuel excise tax credit	(12.8)	(34.0)	21.2	(62%)
Equipment costs	31.2	27.2	4.0	15%
Depreciation and amortization	80.4	75.7	4.7	6%
Materials and other	62.8	55.4	7.4	13%
Total operating expenses	$417.1	$348.6	$68.5	20%

	Six Months Ended
	June 30,		Change
	2017	2016	Dollars	Percent
Compensation and benefits	$242.6	$219.1	$23.5	11%
Purchased services	100.2	104.6	(4.4)	(4%)
Fuel	154.3	118.4	35.9	30%
Mexican fuel excise tax credit	(24.5)	(34.0)	9.5	(28%)
Equipment costs	62.4	53.9	8.5	16%
Depreciation and amortization	159.7	150.0	9.7	6%
Materials and other	121.2	111.4	9.8	9%
Total operating expenses	$815.9	$723.4	$92.5	13%
Compensation and benefits. Compensation and benefits increased $16.2 million for the three months ended June 30, 2017, compared to the same period in 2016, due to increases in annual wages and benefits of approximately $7.0 million, incentive compensation of approximately $4.0 million, increased headcount of approximately $3.0 million, and additional headcount for car repair in Mexico being performed in-house starting in October 2016 of approximately $2.0 million. Compensation and benefits increased $23.5 million for the six months ended June 30, 2017, compared to the same period in 2016, due to increases in annual wages and benefits of approximately $14.0 million, incentive compensation of approximately $5.0 million, additional headcount for car repair in Mexico being performed in-house starting in October 2016 of approximately $3.0 million, and increased headcount of approximately $3.0 million, partially offset by the weakening of the Mexican peso of approximately $4.0 million.
Purchased services. Purchased services expense decreased $2.3 million and $4.4 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, due to car repair in Mexico being performed in-house starting in October 2016, partially offset by an increase in U.S. car repairs, trackage rights, maintenance-related detours, and corporate expenses.
Fuel. Fuel increased $17.3 million for the three months ended June 30, 2017, compared to the same period in 2016, due to higher diesel fuel prices of approximately $9.0 million and $3.0 million in Mexico and the U.S., respectively, and higher consumption of approximately $7.0 million, partially offset by the weakening of the Mexican peso of approximately $2.0 million. Fuel increased $35.9 million for the six months ended June 30, 2017, compared to the same period in 2016, due to higher diesel fuel prices of approximately $19.0 million and $12.0 million in Mexico and the U.S., respectively, and higher consumption of approximately $13.0 million, partially offset by the weakening of the Mexican peso of approximately $8.0 million. The average price per gallon was $2.22 and $2.21 for the three and six months ended June 30, 2017, respectively, compared to $1.97 and $1.89 for the same periods in 2016.
Mexican fuel excise tax credit. Fuel purchases made in Mexico are subject to an excise tax that is included in the price of fuel. In the second quarter of 2016, the Company determined it was eligible for and could utilize a credit for the excise tax included in the price of fuel that is purchased and consumed in locomotives and certain work equipment in Mexico and recognized a $34.0 million year-to-date benefit in the second quarter of 2016, including $17.3 million for the first quarter of 2016. For the three and six months ended June 30, 2017, the Company recognized a $12.8 million and $24.5 million benefit, respectively. The reduced benefit is also due to a lower excise tax rate in effect for 2017 as compared to 2016. The Mexican fuel excise tax credit is realized through the offset of the total annual Mexico income tax liability and income tax withholding payment obligations of KCSM, with no carryforward to future periods.
Equipment costs. Equipment costs increased $4.0 million and $8.5 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, due to higher car hire expense as a result of increased automotive volumes and rates.
Depreciation and amortization. Depreciation and amortization expense increased $4.7 million and $9.7 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, due to a larger asset base.
Materials and other. Materials and other expense increased $7.4 million for the three months ended June 30, 2017, compared to the same period in 2016, due to car repair in Mexico being performed in-house starting in October 2016 of approximately $7.0 million and a net insurance recovery of approximately $5.0 million recognized in the second quarter of 2016 related to a first quarter flooding event. These increases were partially offset by a decrease in casualty expense of approximately $3.0 million related to 2016 flooding and storm-related events, as well as a decrease to the personal injury liability of approximately $2.0 million as a result of changes in estimate due to favorable claims experience. Materials and other expense increased $9.8 million for the six months ended June 30, 2017, compared to the same period in 2016, due to car repair in Mexico being performed in-house starting in October 2016 of approximately $12.0 million and the favorable settlement of a legal dispute in the first quarter of 2016 of approximately $2.0 million. These increases were partially offset by a decrease in casualty expense of approximately $3.0 million related to 2016 flooding and storm-related events, as well as a decrease to the personal injury liability as a result of changes in estimate due to favorable claims experience of approximately $2.0 million.

Non-Operating Income and Expenses
Equity in net earnings of affiliates. Equity in net earnings from affiliates remained flat for the three and six months ended June 30, 2017, compared to the same periods in 2016.
Interest expense. Interest expense increased $0.6 million and $1.7 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, due to higher average debt balances, partially offset by lower average interest rates as a result of an increased proportion of commercial paper in the overall debt mix. During the three and six months ended June 30, 2017, the average debt balances (including commercial paper) were $2,595.5 million and $2,570.8 million, respectively, compared to $2,486.0 million and $2,446.5 million for the same periods in 2016. Average interest rates during the three and six months ended June 30, 2017 were 3.9%, compared to 4.0% for the same periods in 2016.
Foreign exchange gain (loss). For the three and six months ended June 30, 2017, foreign exchange gain was $14.2 million and $61.0 million, respectively, compared to a loss of $24.0 million and $27.5 million for the same periods in 2016. Foreign exchange gain (loss) includes the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos and the gain (loss) on foreign currency derivative contracts.
For the three and six months ended June 30, 2017, the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos resulted in a foreign exchange gain of $5.9 million and $18.8 million, respectively, compared to a loss of $6.0 million and $7.8 million for the same periods in 2016.
The Company enters into foreign currency derivative contracts to hedge its net exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar. For the three and six months ended June 30, 2017, foreign exchange gain on foreign currency derivative contracts was $8.3 million and $42.2 million, respectively, compared to a loss of $18.0 million and $19.7 million for the same periods in 2016.
Other income (expense), net. Other income (expense), net increased $0.6 million and $1.5 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, due to an increase in miscellaneous income.
Income tax expense. Income tax expense increased $43.3 million and $77.5 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, due to higher pre-tax income and a higher effective tax rate due to fluctuations in the foreign exchange rate. The components of the effective tax rates for the three and six months ended June 30, 2017, compared to the same periods in 2016, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Statutory rate in effect	35.0%	35.0%	35.0%	35.0%
Tax effect of:
Difference between U.S. and foreign tax rate	(2.9%)	(2.9%)	(3.0%)	(2.9%)
State and local income tax provision, net	1.1%	1.2%	1.0%	1.2%
Foreign exchange (i)	7.2%	(3.0%)	5.7%	(1.2%)
Other, net	1.4%	0.4%	1.3%	0.4%
Effective tax rate	41.8%	30.7%	40.0%	32.5%

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
The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to debt and equity capital markets, and other available financing resources will be sufficient to fund anticipated operating expenses, capital expenditures, debt service costs, dividends, and other commitments in the foreseeable future. The Company’s current financing instruments contain restrictive covenants which limit or preclude certain actions; however, the covenants are structured such that the Company expects to have sufficient flexibility to conduct its operations. The Company was in compliance with all of its debt covenants as of June 30, 2017.
Though KCS’s cash flows from operations are expected to be sufficient to fund operations, capital expenditures, debt service and dividends, the Company may, from time to time, incur debt to refinance existing indebtedness, purchase equipment under operating leases, repurchase shares or fund equipment additions or new investments.
During the first half of 2017, the Company invested $253.3 million in capital expenditures.
During the second quarter of 2017, KCS concluded its $500.0 million share repurchase program, announced in May 2015, by purchasing 701,209 shares of common stock for $64.7 million at an average price of $92.27 per share. During the six months ended June 30, 2017, KCS repurchased 1,340,209 shares of common stock for $120.4 million at an average price of $89.83 per share. In total under this program, KCS repurchased 5,601,805 shares of common stock for $500.0 million at an average price of $89.25 per share.
During the first and second quarters of 2017, the Company’s Board of Directors declared quarterly cash dividends on its common stock of $0.33 per share (total of $69.9 million). Subject to the discretion of the Board of Directors, capital availability and a determination that cash dividends continue to be in the best interest of its stockholders, the Company intends to pay a quarterly dividend on an ongoing basis.
For additional discussion of the agreements representing the indebtedness of KCS, see “Note 11, Short-Term Borrowings” and “Note 12, Long-Term Debt” in the “Notes to the Consolidated Financial Statements” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
On June 30, 2017, total available liquidity (the cash balance plus revolving credit facility availability) was $663.3 million, compared to availability at December 31, 2016 of $789.2 million.
As of June 30, 2017, the total cash and cash equivalents held outside of the U.S. in foreign subsidiaries was $157.3 million. The Company expects that this cash will be available to fund operations without incurring significant additional income taxes.

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

Cash Flow Information
Summary cash flow data follows (in millions):

	Six Months Ended
	June 30,
	2017	2016
Cash flows provided by (used for):
Operating activities	$416.9	$418.1
Investing activities	(337.4)	(283.3)
Financing activities	(83.8)	22.2
Net increase (decrease) in cash and cash equivalents	(4.3)	157.0
Cash and cash equivalents beginning of year	170.6	136.6
Cash and cash equivalents end of period	$166.3	$293.6
Cash flows from operating activities decreased $1.2 million for the six months ended June 30, 2017, compared to the same period in 2016 as cash inflows from working capital decreased $59.2 million resulting mainly from the timing of certain receipts. This decrease was largely offset by increased net income of $53.0 million.
Net cash used for investing activities increased $54.1 million for the six months ended June 30, 2017, compared to the same period in 2016, due to a $26.9 million increase in capital expenditures, a $16.5 million increase in expenditures for the purchase or replacement of equipment under existing operating leases, and a $11.1 million increase in expenditures for other investing activities. Additional information regarding capital expenditures is provided below.
Net cash used for financing activities was $83.8 million for the six months ended June 30, 2017, compared to net proceeds from financing activities of $22.2 million for the same period in 2016. This change was primarily due to net proceeds from the issuance of long-term debt of $248.7 million in 2016 and higher payments for the repurchase of common stock of $61.2 million in 2017, partially offset by higher net proceeds from the issuance of commercial paper of $199.9 million in 2017.

Capital Expenditures
KCS has funded, and expects to continue to fund capital expenditures with operating cash flows and short and long-term debt.
The following table summarizes capital expenditures by type (in millions):

	Six Months Ended
	June 30,
	2017	2016
Roadway capital program	$127.4	$148.2
Locomotives and freight cars	25.0	38.1
Capacity	51.9	41.9
Positive train control	27.1	25.3
Information technology	16.3	10.2
Other	5.6	2.5
Total capital expenditures (accrual basis)	253.3	266.2
Change in capital accruals	32.1	(7.7)
Total cash capital expenditures	$285.4	$258.5

Purchase or replacement of equipment under operating leases (accrual basis)	$38.8	$5.4
Change in capital accruals	(16.9)	—
Total cash purchase or replacement of equipment under operating leases	$21.9	$5.4
Generally, the Company’s capital program consists of capital replacement and equipment. For 2017, internally generated cash flows are expected to fund cash capital expenditures, which are currently estimated to be between $550.0 million and $560.0 million. In addition, the Company periodically reviews its equipment under operating leases. Any additional purchase or replacement of equipment under operating leases during 2017 is expected to be funded with internally generated cash flows and/or short-term debt.

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
KCSM Servicios, S.A. de C.V. (“KCSM Servicios”), a wholly owned subsidiary of KCS, provides employee services to KCSM, and KCSM pays KCSM Servicios market-based rates for these services. KCSM Servicios union employees are covered by one labor agreement, which was signed on April 16, 2012, between KCSM Servicios and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (“Mexican Railroad Union”), for an indefinite period of time, for the purpose of regulating the relationship between the parties. Approximately 80% of KCSM Servicios employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other benefits are subject to negotiation every two years. KCSM Servicios has started negotiations of compensation and all other benefits terms with the Mexican Railroad Union for the period covering July 1, 2017 to June 30, 2018. The anticipated resolution of this negotiation is not expected to have a material impact to the consolidated financial statements.
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
(b) Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Mexican Antitrust Review. Pursuant to the Mexican Antitrust Law and the Regulatory Railways Service Law, on September 12, 2016, the Mexican government’s antitrust commission (Comisión Federal de Competencia Económica or “COFECE”), announced that it would review competitive conditions in the Mexican railroad industry, with respect to the existence of effective competition in the provision of interconnection services, trackage rights, switching rights and interline services used to render public freight transport in Mexico. The COFECE review includes the entire freight rail transportation market in Mexico and is not targeted to any single rail carrier.
On March 15, 2017, the COFECE published an executive summary of its preliminary report in the Diario Oficial de la Federación. The COFECE’s preliminary report concluded that there was a lack of effective competition in the market for trackage rights (“Relevant Market”) throughout the entire networks of Kansas City Southern de Mexico, S.A. de C.V. (“KCSM”), Ferrocarril Mexicano, S.A. de C.V. (“Ferromex”), Ferrosur, S.A. de C.V. (“Ferrosur”), and Ferrocarril y Terminal del Valle de Mexico, S.A. de C.V. (“FTVM”).
The Company disagrees with the COFECE’s reasoning and preliminary conclusions, and responded on April 20, 2017 with its evidence and arguments to support its position, as provided in the Mexican antitrust law.
On April 27, 2017, the COFECE initiated the incidental procedure to analyze the recusal of two of its commissioners from ongoing proceedings (“Motion to Recuse”). On June 6, 2017, KCSM presented arguments in connection with the Motion to Recuse.
The COFECE has an additional term of up to 110 business days after the decision of the Motion to Recuse to issue a final report in connection with effective competition conditions in the Relevant Market. It is expected a final ruling will be issued around December 2017. It is too early to determine what, if any, impact this review may have on Mexican rail operations in the future. If the COFECE’s final report determines there is a lack of effective competition, the COFECE could request the new Mexican Agencia Reguladora del Transporte Ferroviario (“Regulatory Agency of Rail Transportation” or “ARTF”), which has primary regulatory jurisdiction over the Company’s Mexican operations, to conduct proceedings to determine whether to establish new limited mandatory trackage rights and/or rate regulation under the Amendments to the Mexican Regulatory Railroad Service Law.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table presents common stock repurchases during each month for the second quarter of 2017:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be purchased under the Plans or Programs (1)
April 1-30, 2017	105,000	$89.00	105,000	$55,385,307
May 1-31, 2017	447,500	$91.50	447,500	$14,439,070
June 1-30, 2017	148,709	$96.91	148,709	$—
Total	701,209		701,209

(1)
On May 14, 2015, the Company announced that the Board of Directors approved a share repurchase program, pursuant to which up to
$500 million in shares of common stock could be purchased through June 30, 2017. The program expired on June 30, 2017.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibits Filed with this Report
10.1	Form of Executive Arbitration Agreement with the Company’s executive officers is attached to this Form 10-Q as Exhibit 10.1.

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.1.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.2.

32.1	Principal Executive Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.1.

32.2	Principal Financial Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.2.

101
The following unaudited financial information from Kansas City Southern’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iii) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (v) the Notes to Consolidated Financial Statements.

Exhibit No.	Description of Exhibits Incorporated by Reference
10.2
Kansas City Southern 2017 Equity Incentive Plan, effective May 4, 2017 (the “2017 Plan”), filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2017 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.2.

10.3
Form of Restricted Shares Award Agreement under the 2017 Plan, filed as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 9, 2017 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.3.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on July 21, 2017.

Kansas City Southern

/s/ MICHAEL W. UPCHURCH
Michael W. Upchurch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ MARY K. STADLER
Mary K. Stadler
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)