Form 10-Q
period 2017-09-30
KANSAS CITY SOUTHERN
filed 2017-10-20
CIK 54480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	October 13, 2017
Common Stock, $0.01 per share par value	103,543,121 Shares

Kansas City Southern and Subsidiaries
Form 10-Q
September 30, 2017

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Kansas City Southern and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In millions, except share and per share amounts) (Unaudited)
Revenues	$656.6	$604.5	$1,922.5	$1,735.7
Operating expenses:
Compensation and benefits	129.0	127.9	371.6	347.0
Purchased services	46.3	54.5	146.5	159.1
Fuel	80.1	67.6	234.4	186.0
Mexican fuel excise tax credit	(11.1)	(15.6)	(35.6)	(49.6)
Equipment costs	30.9	32.0	93.3	85.9
Depreciation and amortization	81.9	76.9	241.6	226.9
Materials and other	65.7	61.4	186.9	172.8
Total operating expenses	422.8	404.7	1,238.7	1,128.1
Operating income	233.8	199.8	683.8	607.6
Equity in net earnings of affiliates	2.8	3.5	9.7	10.4
Interest expense	(25.2)	(25.2)	(74.9)	(73.2)
Foreign exchange gain (loss)	0.8	(19.8)	61.8	(47.3)
Other income (expense), net	(0.3)	—	0.7	(0.5)
Income before income taxes	211.9	158.3	681.1	497.0
Income tax expense	82.0	37.3	269.6	147.4
Net income	129.9	121.0	411.5	349.6
Less: Net income attributable to noncontrolling interest	0.6	0.4	1.2	1.1
Net income attributable to Kansas City Southern and subsidiaries	129.3	120.6	410.3	348.5
Preferred stock dividends	0.1	0.1	0.2	0.2
Net income available to common stockholders	$129.2	$120.5	$410.1	$348.3

Earnings per share:
Basic earnings per share	$1.24	$1.12	$3.89	$3.23
Diluted earnings per share	$1.23	$1.12	$3.88	$3.23

Average shares outstanding (in thousands):
Basic	104,324	107,621	105,297	107,800
Potentially dilutive common shares	354	191	285	199
Diluted	104,678	107,812	105,582	107,999
See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In millions) (Unaudited)
Net income	$129.9	$121.0	$411.5	$349.6
Other comprehensive loss:
Unrealized loss on interest rate derivative instruments during the period, net of tax of $(0.3) million and $(1.8) million, respectively	(0.5)	—	(2.8)	—
Foreign currency translation adjustments, net of tax of $(0.1) million, $(0.2) million, $0.7 million and $(0.7) million, respectively	(0.2)	(0.3)	1.1	(1.0)
Other comprehensive loss	(0.7)	(0.3)	(1.7)	(1.0)
Comprehensive income	129.2	120.7	409.8	348.6
Less: Comprehensive income attributable to noncontrolling interest	0.6	0.4	1.2	1.1
Comprehensive income attributable to Kansas City Southern and subsidiaries	$128.6	$120.3	$408.6	$347.5
See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(In millions, except share and per share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$88.4	$170.6
Accounts receivable, net	237.2	191.0
Materials and supplies	151.2	152.6
Other current assets	163.7	133.8
Total current assets	640.5	648.0
Investments	51.9	32.9
Property and equipment (including concession assets), net	8,335.6	8,069.7
Other assets	72.3	66.9
Total assets	$9,100.3	$8,817.5
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$40.5	$25.4
Short-term borrowings	355.9	181.3
Accounts payable and accrued liabilities	528.4	537.7
Total current liabilities	924.8	744.4
Long-term debt	2,238.4	2,271.5
Deferred income taxes	1,432.3	1,289.3
Other noncurrent liabilities and deferred credits	98.4	107.8
Total liabilities	4,693.9	4,413.0
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding	6.1	6.1
$.01 par, common stock, 400,000,000 shares authorized; 123,352,185 shares issued; 103,694,613 and 106,606,619 shares outstanding at September 30, 2017 and December 31, 2016, respectively	1.0	1.1
Additional paid-in capital	930.5	954.8
Retained earnings	3,160.9	3,134.1
Accumulated other comprehensive loss	(7.9)	(6.2)
Total stockholders’ equity	4,090.6	4,089.9
Noncontrolling interest	315.8	314.6
Total equity	4,406.4	4,404.5
Total liabilities and equity	$9,100.3	$8,817.5
See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2017	2016
	(In millions) (Unaudited)
Operating activities:
Net income	$411.5	$349.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	241.6	226.9
Deferred income taxes	146.6	117.4
Equity in net earnings of affiliates	(9.7)	(10.4)
Share-based compensation	14.6	15.2
Distributions from affiliates	5.0	5.0
Settlement of foreign currency derivative instruments	(14.4)	(58.4)
(Gain) loss on foreign currency derivative instruments	(45.5)	35.8
Mexican fuel excise tax credit	(35.6)	(49.6)
Changes in working capital items:
Accounts receivable	(46.8)	(21.5)
Materials and supplies	1.1	(6.0)
Other current assets	(24.4)	(4.2)
Accounts payable and accrued liabilities	109.0	86.3
Other, net	(19.3)	(2.5)
Net cash provided by operating activities	733.7	683.6

Investing activities:
Capital expenditures	(446.9)	(405.1)
Purchase or replacement of equipment under operating leases	(42.6)	(26.6)
Property investments in MSLLC	(23.7)	(31.2)
Investments in and advances to affiliates	(20.3)	(0.9)
Proceeds from disposal of property	6.6	3.6
Other, net	(15.1)	(5.8)
Net cash used for investing activities	(542.0)	(466.0)

Financing activities:
Proceeds from short-term borrowings	9,772.2	6,499.0
Repayment of short-term borrowings	(9,600.9)	(6,579.3)
Proceeds from issuance of long-term debt	—	248.7
Repayment of long-term debt	(20.2)	(20.8)
Dividends paid	(105.1)	(107.2)
Shares repurchased	(320.4)	(99.8)
Debt costs	—	(2.6)
Proceeds from employee stock plans	0.5	0.9
Net cash used for financing activities	(273.9)	(61.1)
Cash and cash equivalents:
Net increase (decrease) during each period	(82.2)	156.5
At beginning of year	170.6	136.6
At end of period	$88.4	$293.1
See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements
For purposes of this report, “KCS” or the “Company” may refer to Kansas City Southern or, as the context requires, to one or more subsidiaries of Kansas City Southern.

1. Basis of Presentation
In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring adjustments) necessary to fairly present the results for interim periods in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of the results to be expected for the full year ending December 31, 2017. Certain prior year amounts have been reclassified to conform to the current year presentation.
During the first quarter of 2017, the Company adopted Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The Company now recognizes forfeitures as they occur rather than estimating a forfeiture rate for the year. Excess tax benefits or deficiencies resulting from the exercise or vesting of awards are included in income tax expense in the reporting period in which they occur. Upon adoption, the Company recognized a cumulative-effect adjustment to equity at the beginning of 2017, as disclosed in Note 10 - Equity.
During the third quarter of 2017, the Company early adopted ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The Company now asserts qualitatively, on a quarterly basis, that the hedging relationship was and continues to be highly effective as long as facts and circumstances related to the hedging relationship have not changed. If facts and circumstances have changed, the Company will perform a quantitative assessment to ensure the hedging relationship is still deemed highly effective. In addition, the ineffective portion of an effective hedge is no longer measured periodically and included in the income statement; rather, the total periodic change in fair value of an effective hedge is included in accumulated other comprehensive income on the balance sheet, until settlement occurs. The adoption of the new guidance had no impact on the Company’s consolidated financial statements as there was no ineffectiveness recognized on the Company’s cash flow hedges prior to adoption.

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
In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize for all leases a right-to-use asset and a lease obligation in the Consolidated Balance Sheet. Expenses are recognized in the Consolidated Statement of Income in a manner similar to current accounting guidance. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. Lessor accounting under the new standard is substantially unchanged. Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required. The new standard will become effective for the Company beginning with the first quarter 2019 and requires a modified retrospective transition approach. The Company has created a cross functional team to develop an implementation plan for the new standard and is assessing contractual arrangements that may qualify as a lease under the new standard. The Company has selected a lease management system and is progressing towards implementation. At December 31, 2016, KCS disclosed approximately $300 million of operating leases in the contractual obligations table in the Company’s most recent Form 10-K and will evaluate those contracts as well as other existing

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

arrangements to determine if they qualify for lease accounting under the new standard. The Company is continuing to evaluate the impacts the adoption of this accounting guidance will have on the consolidated financial statements.

3. Mexican Fuel Excise Tax Credit
Fuel purchases made in Mexico are subject to an excise tax that is included in the price of fuel. The Company is eligible for and utilizes an available credit for the excise tax included in the price of fuel that is purchased and consumed in locomotives and certain work equipment in Mexico. For the three and nine months ended September 30, 2017, the Company recognized an $11.1 million and $35.6 million benefit, respectively, and a $15.6 million and $49.6 million benefit for the same periods in 2016. The Mexican fuel excise tax credit is realized through the offset of the total annual Mexico income tax liability and income tax withholding payment obligations of Kansas City Southern de Mexico, S.A. de C.V. (“KCSM”), with no carryforward to future periods.

4. Hurricane Harvey
In late August 2017, Hurricane Harvey made landfall on the Texas coast and caused flood damage to the Company’s track infrastructure and significantly disrupted the Company’s rail service. The Company continues to evaluate the impact of Hurricane Harvey on the business and intends to file a claim under its insurance program for property damage, incremental expenses, and lost profits caused by Hurricane Harvey. Accordingly, during the three months ended September 30, 2017, the Company recognized a receivable for probable insurance recovery offsetting the impact of incremental expenses recognized in the quarter. The recognition of remaining probable insurance recoveries in excess of incremental expenses and self-insured retention represents a contingent gain, which will be recognized when all contingencies have been resolved, which generally occurs at the time of final settlement or when nonrefundable cash payments are received.

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
The following table reconciles the basic earnings per share computation to the diluted earnings per share computation (in millions, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income available to common stockholders for purposes of computing basic and diluted earnings per share	$129.2	$120.5	$410.1	$348.3
Weighted-average number of shares outstanding (in thousands):
Basic shares	104,324	107,621	105,297	107,800
Effect of dilution	354	191	285	199
Diluted shares	104,678	107,812	105,582	107,999
Earnings per share:
Basic earnings per share	$1.24	$1.12	$3.89	$3.23
Diluted earnings per share	$1.23	$1.12	$3.88	$3.23

Potentially dilutive shares excluded from the calculation (in thousands):

Stock options excluded as their inclusion would be anti-dilutive	14	34	159	220

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

6. Property and Equipment (including Concession Assets)
Property and equipment, including concession assets, and related accumulated depreciation and amortization are summarized below (in millions):

	September 30, 2017	December 31, 2016
Land	$218.7	$219.2
Concession land rights	141.2	141.2
Road property	7,438.5	7,186.0
Equipment	2,530.9	2,439.8
Technology and other	209.7	182.2
Construction in progress	388.4	293.4
Total property	10,927.4	10,461.8
Accumulated depreciation and amortization	2,591.8	2,392.1
Property and equipment (including concession assets), net	$8,335.6	$8,069.7
Concession assets, net of accumulated amortization of $667.5 million and $610.7 million, totaled $2,177.8 million and $2,131.6 million at September 30, 2017 and December 31, 2016, respectively.

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
The Company’s derivative financial instruments are measured at fair value on a recurring basis and consist of foreign currency forward and option contracts and treasury lock agreements, which are classified as Level 2 valuations. The Company determines the fair value of its derivative financial instrument positions based upon pricing models using inputs observed from actively quoted markets and also takes into consideration the contract terms as well as other inputs, including market currency exchange rates and in the case of option contracts, volatility, the risk-free interest rate and the time to expiration. The fair value of the foreign currency derivative instruments was an asset of $18.8 million and a liability of $41.1 million at September 30, 2017 and December 31, 2016, respectively, and the fair value of the forward treasury lock agreements was a liability of $4.6 million at September 30, 2017. There were no outstanding treasury lock agreements at December 31, 2016.
The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings. The carrying value of the short-term financial instruments approximates their fair value.
The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $2,396.0 million and $2,303.8 million at September 30, 2017 and December 31, 2016, respectively. The carrying value was $2,278.9 million and $2,296.9 million at September 30, 2017 and December 31, 2016, respectively. If the Company’s debt were measured at fair value, the fair value measurements of the individual debt instruments would have been classified as either Level 1 or Level 2 in the fair value hierarchy.

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
Credit Risk. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages this risk by limiting its counterparties to large financial institutions which meet the Company’s credit rating standards and have an established banking relationship with the Company. As of September 30, 2017, the Company did not expect any losses as a result of default of its counterparties.
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Below is a summary of the Company’s 2017 and 2016 foreign currency derivative contracts (amounts in millions, except Ps./USD):

Foreign currency forward contracts
	Contracts to purchase Ps./pay USD							Offsetting contracts to sell Ps./receive USD
	Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Maturity date		Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Maturity date	Cash received/(paid) on settlement
Contracts executed in 2016 and settled in 2017	$340.0	Ps.	6,207.7	Ps.	18.3	1/17/2017		$287.0	Ps.	6,207.7	Ps.	21.6	1/17/2017	$(53.0)
Contracts executed in 2016 and settled in 2016	$60.0	Ps.	1,057.3	Ps.	17.6	4/29/2016		$60.7	Ps.	1,057.3	Ps.	17.4	4/29/2016	$0.7
Contracts executed in 2015 and settled in 2016	$300.0	Ps.	4,480.4	Ps.	14.9	1/15/2016		$251.0	Ps.	4,480.4	Ps.	17.9	1/15/2016	$(49.0)

Foreign currency zero-cost collar contracts
	Notional amount	Maturity date		Weighted-average call rate outstanding options (in Ps./USD)		Weighted-average put rate outstanding options (in Ps./USD)		Cash received/(paid) on settlement
Contracts executed in 2017 and partially settled in 2017	$255.0	1/16/2018		Ps.	21.6	Ps.	24.7	$7.7 (i)
Contracts executed in 2017 and settled in 2017	$10.0	1/18/2018		—		—		$0.4
Contracts executed in 2017 and settled in 2017	$70.0	7/27/2017		—		—		$4.7
Contracts executed in 2017 and settled in 2017	$195.0	4/25/2017		—		—		$25.8
Contracts executed in 2015 and settled in 2016	$80.0	1/15/2016		—		—		$(10.1)
(i) During February and September 2017, the Company settled $115.0 million and $25.0 million, respectively, of the zero-cost collar contracts.
The Company has not designated any of the foreign currency derivative contracts as hedging instruments for accounting purposes. The Company measures the foreign currency derivative contracts at fair value each period and recognizes any change in fair value in Foreign exchange gain (loss) within the Consolidated Statements of Income.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The following tables present the fair value of derivative instruments included in the Consolidated Balance Sheets (in millions):

	Derivative Assets
	Balance Sheet Location	September 30, 2017	December 31, 2016
Derivatives not designated as hedging instruments:
Foreign currency zero-cost collar contracts	Other current assets	$18.8	$—
Total derivatives not designated as hedging instruments		18.8	—
Total derivative assets		$18.8	$—

	Derivative Liabilities
	Balance Sheet Location	September 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Treasury lock agreements	Other noncurrent liabilities and deferred credits	$4.6	$—
Total derivatives designated as hedging instruments		4.6	—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued liabilities	—	41.1
Total derivatives not designated as hedging instruments		—	41.1
Total derivative liabilities		$4.6	$41.1

The following table presents the effects of derivative instruments on the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income (in millions):

Derivatives in Cash Flow Hedging Relationships		Amount of Gain/(Loss) Recognized in OCI on Derivative
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2017	2016	2017	2016
Treasury lock agreements		$(0.8)	$—	$(4.6)	$—
Total		$(0.8)	$—	$(4.6)	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2017	2016	2017	2016
Foreign currency forward contracts	Foreign exchange gain (loss)	$—	$(16.1)	$(11.9)	$(31.9)
Foreign currency zero-cost collar contracts	Foreign exchange gain (loss)	3.3	—	57.4	(3.9)
Total		$3.3	$(16.1)	$45.5	$(35.8)

9. Short-Term Borrowings
Commercial Paper. The Company’s commercial paper program generally serves as the primary means of short-term funding. As of September 30, 2017, KCS had $355.9 million commercial paper outstanding, net of $0.1 million discount, at a weighted-average interest rate of 1.661%. As of December 31, 2016, KCS had $181.3 million of commercial paper outstanding, net of $0.1 million discount, at a weighted-average interest rate of 1.290%.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

10. Equity
The following tables summarize the changes in equity (in millions):

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity
Beginning balance	$4,192.6	$315.2	$4,507.8	$4,020.6	$311.1	$4,331.7
Net income	129.3	0.6	129.9	120.6	0.4	121.0
Other comprehensive loss	(0.7)	—	(0.7)	(0.3)	—	(0.3)
Contribution from noncontrolling interest	—	—	—	—	2.4	2.4
Dividends on common stock	(37.3)	—	(37.3)	(35.5)	—	(35.5)
Dividends on $25 par preferred stock	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Share repurchases	(200.0)	—	(200.0)	(40.6)	—	(40.6)
Options exercised and stock subscribed, net of shares withheld for employee taxes	2.7	—	2.7	2.9	—	2.9
Excess tax benefit from share-based compensation	—	—	—	0.2	—	0.2
Share-based compensation	4.1	—	4.1	4.1	—	4.1
Ending balance	$4,090.6	$315.8	$4,406.4	$4,071.9	$313.9	$4,385.8

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity
Beginning balance	$4,089.9	$314.6	$4,404.5	$3,914.3	$310.4	$4,224.7
Cumulative-effect adjustment (i)	2.5	—	2.5	—	—	—
Net income	410.3	1.2	411.5	348.5	1.1	349.6
Other comprehensive loss	(1.7)	—	(1.7)	(1.0)	—	(1.0)
Contribution from noncontrolling interest	—	—	—	—	2.4	2.4
Dividends on common stock	(107.2)	—	(107.2)	(106.7)	—	(106.7)
Dividends on $25 par preferred stock	(0.2)	—	(0.2)	(0.2)	—	(0.2)
Share repurchases	(320.4)	—	(320.4)	(99.8)	—	(99.8)
Options exercised and stock subscribed, net of shares withheld for employee taxes	2.8	—	2.8	1.8	—	1.8
Excess tax benefit from share-based compensation	—	—	—	(0.2)	—	(0.2)
Share-based compensation	14.6	—	14.6	15.2	—	15.2
Ending balance	$4,090.6	$315.8	$4,406.4	$4,071.9	$313.9	$4,385.8

(i)
The Company recognized a $2.5 million net cumulative-effect adjustment to equity as of January 1, 2017, due to the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. For additional discussion, see Note 1 - Basis of Presentation.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Share Repurchase Programs
During the second quarter of 2017, the Company concluded a $500.0 million share repurchase program that was announced in May 2015 (the “2015 Program”). In August 2017, the Company announced a new share repurchase program authorizing the Company to repurchase up to $800.0 million of its outstanding shares of common stock through June 30, 2020 (the “2017 Program”). Share repurchases may be made in the open market, through privately negotiated transactions, or through an accelerated share repurchase (“ASR”) program limited to $200.0 million.
Under an ASR agreement, the Company pays a specified amount to a financial institution and receives an initial delivery of shares. Upon settlement of the ASR agreement, typically the financial institution delivers additional shares, with the final aggregate number of shares delivered determined with reference to the volume weighted-average price per share of the Company’s common stock over the term of the ASR agreement, less a negotiated discount. The transactions are accounted for as equity transactions with any excess of repurchase price over par value allocated between additional paid-in capital and retained earnings. At the time the shares are received, there is an immediate reduction in the weighted-average number of shares outstanding for purposes of the basic and diluted earnings per share computation.
During the third quarter of 2017, the Company entered into two ASR agreements. The terms of the ASR agreements, structured as outlined above, were as follows:

Third Party Institution	Agreement Date	Settlement Date	Total Amount of Agreement (in millions)	Initial Shares Delivered	Fair Market Value of Initial Shares (in millions)	Additional Shares Delivered	Fair Market Value of Additional Shares (in millions)		Total Shares Delivered	Weighted-Average Price Per Share
ASR Agreement #1	August 2017	August 2017	$100.0	799,398	$85.0	151,481	$15.0		950,879	$105.17
ASR Agreement #2	August 2017	October 2017	$100.0	799,398	$85.0	151,492	$15.0	(i)	950,890	$105.16
Total			$200.0	1,598,796	$170.0	302,973	$30.0		1,901,769	$105.17
(i) The remaining $15.0 million as of September 30, 2017 was recorded as a forward contract indexed to the Company’s own common stock and included in capital surplus within Additional paid-in capital in the accompanying Consolidated Balance Sheet, and was subsequently settled in October 2017.
Following settlement of the ASR program in October 2017, the Company’s 2017 repurchases of common stock, which includes shares repurchased through the 2015 Program and the 2017 Program, totaled 3,241,978 shares of common stock at an average price of $98.83 per share and a total cost of $320.4 million.
Cash Dividends on Common Stock
On August 15, 2017, the Company’s Board of Directors declared a cash dividend of $0.360 per share payable on October 4, 2017, to common stockholders of record as of September 11, 2017. The aggregate amount of the dividends declared for the three and nine months ended September 30, 2017 was $37.3 million and $107.2 million, respectively.
The following table presents the amount of cash dividends declared per common share by the Company’s Board of Directors:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cash dividends declared per common share	$0.360	$0.330	$1.020	$0.990

11. Commitments and Contingencies
Concession Duty. Under KCSM’s 50-year railroad concession from the Mexican government (the “Concession”), which would expire in 2047 unless extended, KCSM pays annual concession duty expense of 1.25% of gross revenues. For the three and nine months ended September 30, 2017, the concession duty expense, which is recorded within Materials and other in operating expenses, was $4.2 million and $12.7 million, respectively, compared to $3.9 million and $11.2 million for the same periods in 2016.

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
Personal Injury. The Company’s personal injury liability is based on semi-annual actuarial studies performed on an undiscounted basis by an independent third party actuarial firm and reviewed by management. This liability is based on personal injury claims filed and an estimate of claims incurred but not yet reported. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Adjustments to the liability are reflected within operating expenses in the period in which changes to estimates are known. Personal injury claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The personal injury liability as of September 30, 2017, was based on an updated actuarial study of personal injury claims through May 31, 2017, and review of the last four months’ experience.
The personal injury liability activity was as follows (in millions):

	Nine Months Ended September 30,
	2017	2016
Balance at beginning of year	$23.8	$23.9
Accruals	3.6	3.6
Change in estimate	(2.0)	(0.6)
Payments	(4.0)	(2.3)
Balance at end of period	$21.4	$24.6
Tax Contingencies. Tax returns filed in the U.S. for periods after 2013 and in Mexico for periods after 2011 remain open to examination by the taxing authorities. The Servicio de Administración Tributaria (the “SAT”), the Mexican equivalent of the IRS, completed the examination of the KCSM 2011 Mexico tax return during the quarter without adjustment. An SAT examination was

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

completed during the second quarter without adjustment for the KCSM Servicios, S.A. de C.V. (“KCSM Servicios”) 2013 Mexico tax return. The Company received audit assessments from the SAT during the first quarter of 2017 for the KCSM 2009 and 2010 Mexico tax returns. The Company commenced administrative actions with the SAT and if these assessments are not nullified, the matters will be litigated. The Company believes that it has strong legal arguments in its favor and it is more likely than not that the Company will prevail in any challenge of the assessments.
A tax benefit of $3.7 million was recognized in the third quarter of 2017 relating to a previous uncertain tax position as a result of a lapse of the statute of limitations.
The Company litigated a Value Added Tax (“VAT”) audit assessment from the SAT for KCSM for the year ended December 31, 2005. In November 2016, KCSM was notified of a resolution by the Mexican tax court annulling this assessment. The SAT appealed this resolution to the Mexican circuit court. In September 2017, KCSM was notified of a resolution by the circuit court which ordered the tax court to consider an argument made by KCSM in the original tax court proceeding that was not addressed in the tax court’s November 2016 resolution and which, if successful, would preclude the SAT from issuing a new 2005 VAT audit assessment. The Company believes it is probable that the tax court will continue to annul the 2005 VAT assessment. Further, the Company believes it is more likely than not that the SAT will ultimately be precluded from issuing a new 2005 VAT audit assessment. In the unexpected event that the SAT is provided the opportunity to issue a new 2005 VAT audit assessment, the Company cannot predict if the SAT would issue a new assessment or the basis of any new assessment. Accordingly, the Company is not able to estimate any related potential exposure.
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
Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness, bankruptcy, insolvency or liquidation of a customer, or further weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and its operating results. If the financial condition of the Company’s customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate at September 30, 2017.
Panama Canal Railway Company (“PCRC”) Guarantees and Indemnities. At September 30, 2017, the Company had issued and outstanding $5.5 million under a standby letter of credit to fulfill its obligation to fund fifty percent of the debt service reserve and liquidity reserve established by PCRC in connection with the issuance of the 7.0% Senior Secured Notes due November 1, 2026 (the “PCRC Notes”). Additionally, KCS has pledged its shares of PCRC as security for the PCRC Notes.
Mexican Antitrust Review. Pursuant to the Mexican Antitrust Law and the Regulatory Railroad Service Law, on September 12, 2016, the Mexican government’s antitrust commission (Comisión Federal de Competencia Económica or “COFECE”), announced that it would review competitive conditions in the Mexican railroad industry, with respect to the existence of effective competition in the provision of interconnection services, trackage rights, switching rights and interline services used to render public freight transport in

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Mexico. The COFECE review includes the entire freight rail transportation market in Mexico and is not targeted to any single rail carrier.
On March 15, 2017, the COFECE published an executive summary of its preliminary report in the Diario Oficial de la Federación. The COFECE’s preliminary report concluded that there was a lack of effective competition in the market for trackage rights (“Relevant Market”) throughout the entire networks of KCSM, Ferrocarril Mexicano, S.A. de C.V., Ferrosur, S.A. de C.V., and Ferrocarril y Terminal del Valle de Mexico, S.A. de C.V.
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
On April 27, 2017, the COFECE initiated the incidental procedure to analyze the recusal of two of its commissioners from ongoing proceedings (“Motion to Recuse”). On June 6, 2017, KCSM presented arguments in connection with the Motion to Recuse. On July 7, 2017, KCSM was served with rulings dated June 22, 2017 and June 2, 2017, regarding the Motion to Recuse. Consequently, the two commissioners excluded themselves from further participation in the investigation.
The COFECE has an additional term of up to 110 business days after the decision of the Motion to Recuse to issue a final report in connection with effective competition conditions in the Relevant Market. It is expected a final ruling will be issued around January 2018. It is too early to determine what, if any, impact this review may have on Mexican rail operations in the future. If the COFECE’s final report determines there is a lack of effective competition, the COFECE could request the new Mexican Agencia Reguladora del Transporte Ferroviario (“Regulatory Agency of Rail Transportation” or “ARTF”), which has primary regulatory jurisdiction over the Company’s Mexican operations, to conduct proceedings to determine whether to establish new limited mandatory trackage rights and/or rate regulation under the Amendments to the Mexican Regulatory Railroad Service Law.
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
The following tables provide information by geographic area (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2017	2016	2017	2016
U.S.	$345.9	$317.4	$1,011.5	$896.4
Mexico	310.7	287.1	911.0	839.3
Total revenues	$656.6	$604.5	$1,922.5	$1,735.7

Property and equipment (including concession assets), net			September 30, 2017	December 31, 2016
U.S.			$5,185.9	$4,960.6
Mexico			3,149.7	3,109.1
Total property and equipment (including concession assets), net			$8,335.6	$8,069.7

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
As of September 30, 2017, KCS had outstanding $2,093.5 million senior notes due through 2045. The senior notes are unsecured obligations of KCS, and are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by Kansas City Southern Railway Company (“KCSR”) and certain wholly-owned domestic subsidiaries of KCS. As a result, the Company is providing the following condensed consolidating financial information (in millions).
Condensed Consolidating Statements of Comprehensive Income - KCS Notes

	Three Months Ended September 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$316.1	$344.9	$(4.4)	$656.6
Operating expenses	0.8	221.6	204.8	(4.4)	422.8
Operating income (loss)	(0.8)	94.5	140.1	—	233.8
Equity in net earnings of affiliates	130.2	2.5	2.2	(132.1)	2.8
Interest expense	(20.3)	(17.7)	(8.8)	21.6	(25.2)
Foreign exchange gain	—	—	0.8	—	0.8
Other income (expense), net	20.8	(0.3)	0.7	(21.5)	(0.3)
Income before income taxes	129.9	79.0	135.0	(132.0)	211.9
Income tax expense	0.6	26.4	55.0	—	82.0
Net income	129.3	52.6	80.0	(132.0)	129.9
Less: Net income attributable to noncontrolling interest	—	0.6	—	—	0.6
Net income attributable to Kansas City Southern and subsidiaries	129.3	52.0	80.0	(132.0)	129.3
Other comprehensive loss	(0.7)	—	(0.3)	0.3	(0.7)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$128.6	$52.0	$79.7	$(131.7)	$128.6

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Comprehensive Income - KCS Notes—(Continued)

	Three Months Ended September 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$289.9	$319.0	$(4.4)	$604.5
Operating expenses	0.9	214.7	193.5	(4.4)	404.7
Operating income (loss)	(0.9)	75.2	125.5	—	199.8
Equity in net earnings of affiliates	119.1	1.7	3.0	(120.3)	3.5
Interest expense	(21.7)	(20.6)	(16.7)	33.8	(25.2)
Foreign exchange loss	—	—	(19.8)	—	(19.8)
Other income (expense), net	26.3	(0.1)	7.1	(33.3)	—
Income before income taxes	122.8	56.2	99.1	(119.8)	158.3
Income tax expense	2.2	19.9	15.2	—	37.3
Net income	120.6	36.3	83.9	(119.8)	121.0
Less: Net income attributable to noncontrolling interest	—	0.4	—	—	0.4
Net income attributable to Kansas City Southern and subsidiaries	120.6	35.9	83.9	(119.8)	120.6
Other comprehensive loss	(0.3)	—	(0.4)	0.4	(0.3)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$120.3	$35.9	$83.5	$(119.4)	$120.3

	Nine Months Ended September 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$924.4	$1,011.2	$(13.1)	$1,922.5
Operating expenses	4.9	661.4	585.5	(13.1)	1,238.7
Operating income (loss)	(4.9)	263.0	425.7	—	683.8
Equity in net earnings of affiliates	410.8	5.3	8.2	(414.6)	9.7
Interest expense	(61.0)	(54.6)	(27.1)	67.8	(74.9)
Foreign exchange gain	—	—	61.8	—	61.8
Other income, net	66.7	0.5	1.3	(67.8)	0.7
Income before income taxes	411.6	214.2	469.9	(414.6)	681.1
Income tax expense	1.3	78.1	190.2	—	269.6
Net income	410.3	136.1	279.7	(414.6)	411.5
Less: Net income attributable to noncontrolling interest	—	1.2	—	—	1.2
Net income attributable to Kansas City Southern and subsidiaries	410.3	134.9	279.7	(414.6)	410.3
Other comprehensive income (loss)	(1.7)	—	1.8	(1.8)	(1.7)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$408.6	$134.9	$281.5	$(416.4)	$408.6

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Comprehensive Income - KCS Notes—(Continued)

	Nine Months Ended September 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$817.5	$931.6	$(13.4)	$1,735.7
Operating expenses	3.7	585.1	552.7	(13.4)	1,128.1
Operating income (loss)	(3.7)	232.4	378.9	—	607.6
Equity in net earnings of affiliates	336.3	4.7	9.0	(339.6)	10.4
Interest expense	(61.1)	(63.2)	(46.6)	97.7	(73.2)
Foreign exchange loss	—	—	(47.3)	—	(47.3)
Other income, net	79.1	—	16.9	(96.5)	(0.5)
Income before income taxes	350.6	173.9	310.9	(338.4)	497.0
Income tax expense	2.1	65.9	79.4	—	147.4
Net income	348.5	108.0	231.5	(338.4)	349.6
Less: Net income attributable to noncontrolling interest	—	1.1	—	—	1.1
Net income attributable to Kansas City Southern and subsidiaries	348.5	106.9	231.5	(338.4)	348.5
Other comprehensive loss	(1.0)	—	(1.7)	1.7	(1.0)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$347.5	$106.9	$229.8	$(336.7)	$347.5

Condensed Consolidating Balance Sheets - KCS Notes

	September 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$29.3	$250.2	$398.7	$(37.7)	$640.5
Investments	—	3.9	48.0	—	51.9
Investments in consolidated subsidiaries	3,906.9	498.1	—	(4,405.0)	—
Property and equipment (including concession assets), net	—	4,414.1	3,924.1	(2.6)	8,335.6
Other assets	2,525.2	48.7	252.7	(2,754.3)	72.3
Total assets	$6,461.4	$5,215.0	$4,623.5	$(7,199.6)	$9,100.3
Liabilities and equity:
Current liabilities	$257.2	$475.4	$231.4	$(39.2)	$924.8
Long-term debt	2,066.2	1,883.7	1,042.8	(2,754.3)	2,238.4
Deferred income taxes	27.0	1,149.2	256.9	(0.8)	1,432.3
Other liabilities	9.0	72.7	16.7	—	98.4
Stockholders’ equity	4,102.0	1,318.2	3,075.7	(4,405.3)	4,090.6
Noncontrolling interest	—	315.8	—	—	315.8
Total liabilities and equity	$6,461.4	$5,215.0	$4,623.5	$(7,199.6)	$9,100.3

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Balance Sheets - KCS Notes—(Continued)

	December 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$18.3	$275.4	$389.6	$(35.3)	$648.0
Investments	—	3.9	29.0	—	32.9
Investments in consolidated subsidiaries	3,497.7	493.7	—	(3,991.4)	—
Property and equipment (including concession assets), net	—	4,203.6	3,868.8	(2.7)	8,069.7
Other assets	2,767.9	43.0	252.6	(2,996.6)	66.9
Total assets	$6,283.9	$5,019.6	$4,540.0	$(7,026.0)	$8,817.5
Liabilities and equity:
Current liabilities	$87.3	$432.8	$261.0	$(36.7)	$744.4
Long-term debt	2,064.3	1,928.9	1,274.9	(2,996.6)	2,271.5
Deferred income taxes	26.9	1,075.3	188.0	(0.9)	1,289.3
Other liabilities	4.0	86.3	17.5	—	107.8
Stockholders’ equity	4,101.4	1,181.7	2,798.6	(3,991.8)	4,089.9
Noncontrolling interest	—	314.6	—	—	314.6
Total liabilities and equity	$6,283.9	$5,019.6	$4,540.0	$(7,026.0)	$8,817.5

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Cash Flows - KCS Notes

	Nine Months Ended September 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$215.1	$413.9	$109.7	$(5.0)	$733.7
Investing activities:
Capital expenditures	—	(292.9)	(154.0)	—	(446.9)
Purchase or replacement of equipment under operating leases	—	(42.6)	—	—	(42.6)
Property investments in MSLLC	—	—	(23.7)	—	(23.7)
Investments in and advances to affiliates	(0.5)	(0.5)	(20.3)	1.0	(20.3)
Proceeds from repayment of loans to affiliates	9,814.6	—	—	(9,814.6)	—
Loans to affiliates	(9,772.2)	—	—	9,772.2	—
Proceeds from disposal of property	—	5.2	1.4	—	6.6
Other investing activities	—	(16.5)	1.4	—	(15.1)
Net cash provided (used)	41.9	(347.3)	(195.2)	(41.4)	(542.0)
Financing activities:
Proceeds from short-term borrowings	9,772.2	—	—	—	9,772.2
Repayment of short-term borrowings	(9,600.9)	—	—	—	(9,600.9)
Repayment of long-term debt	—	(2.7)	(17.5)	—	(20.2)
Dividends paid	(105.1)	—	(5.0)	5.0	(105.1)
Shares repurchased	(320.4)	—	—	—	(320.4)
Proceeds from loans from affiliates	—	9,772.2	—	(9,772.2)	—
Repayment of loans from affiliates	—	(9,814.6)	—	9,814.6	—
Contribution from affiliates	—	0.5	0.5	(1.0)	—
Other financing activities	0.5	—	—	—	0.5
Net cash used	(253.7)	(44.6)	(22.0)	46.4	(273.9)
Cash and cash equivalents:
Net increase (decrease)	3.3	22.0	(107.5)	—	(82.2)
At beginning of year	0.2	32.6	137.8	—	170.6
At end of period	$3.5	$54.6	$30.3	$—	$88.4

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Cash Flows - KCS Notes—(Continued)

	Nine Months Ended September 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$178.2	$380.8	$288.5	$(163.9)	$683.6
Investing activities:
Capital expenditures	—	(269.5)	(135.6)	—	(405.1)
Purchase or replacement of equipment under operating leases	—	(26.6)	—	—	(26.6)
Property investments in MSLLC	—	—	(31.2)	—	(31.2)
Investments in and advances to affiliates	(103.4)	(6.5)	(0.9)	109.9	(0.9)
Proceeds from repayment of loans to affiliates	6,743.5	—	—	(6,743.5)	—
Loans to affiliates	(6,742.5)	—	—	6,742.5	—
Proceeds from disposal of property	—	1.4	2.3	(0.1)	3.6
Other investing activities	—	(10.4)	4.5	0.1	(5.8)
Net cash used	(102.4)	(311.6)	(160.9)	108.9	(466.0)
Financing activities:
Proceeds from short-term borrowings	6,499.0	243.5	—	(243.5)	6,499.0
Repayment of short-term borrowings	(6,579.3)	—	—	—	(6,579.3)
Proceeds from issuance of long-term debt	248.7	—	—	—	248.7
Repayment of long-term debt	—	(2.6)	(18.2)	—	(20.8)
Dividends paid	(107.2)	—	(162.2)	162.2	(107.2)
Shares repurchased	(99.8)	—	—	—	(99.8)
Proceeds from loans from affiliates	—	6,499.0	—	(6,499.0)	—
Repayment of loans from affiliates	—	(6,743.5)	—	6,743.5	—
Contribution from affiliates	—	103.1	6.8	(109.9)	—
Other financing activities	(1.5)	(0.1)	(1.8)	1.7	(1.7)
Net cash provided (used)	(40.1)	99.4	(175.4)	55.0	(61.1)
Cash and cash equivalents:
Net increase (decrease)	35.7	168.6	(47.8)	—	156.5
At beginning of year	0.2	10.2	126.2	—	136.6
At end of period	$35.9	$178.8	$78.4	$—	$293.1

As of September 30, 2017, KCSR had outstanding $2.9 million principal amount of senior notes due through 2045. The senior notes are unsecured obligations of KCSR, and are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCS and certain wholly-owned domestic subsidiaries. As a result, the Company is providing the following condensed consolidating financial information (in millions).

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Comprehensive Income - KCSR Notes

	Three Months Ended September 30, 2017
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$310.7	$9.9	$344.9	$(8.9)	$656.6
Operating expenses	0.8	216.5	9.6	204.8	(8.9)	422.8
Operating income (loss)	(0.8)	94.2	0.3	140.1	—	233.8
Equity in net earnings (losses) of affiliates	130.2	(0.3)	2.1	2.2	(131.4)	2.8
Interest expense	(20.3)	(17.7)	—	(8.8)	21.6	(25.2)
Foreign exchange gain	—	—	—	0.8	—	0.8
Other income (expense), net	20.8	(0.3)	—	0.7	(21.5)	(0.3)
Income before income taxes	129.9	75.9	2.4	135.0	(131.3)	211.9
Income tax expense	0.6	25.4	1.0	55.0	—	82.0
Net income	129.3	50.5	1.4	80.0	(131.3)	129.9
Less: Net income attributable to noncontrolling interest	—	—	0.6	—	—	0.6
Net income attributable to Kansas City Southern and subsidiaries	129.3	50.5	0.8	80.0	(131.3)	129.3
Other comprehensive loss	(0.7)	—	—	(0.3)	0.3	(0.7)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$128.6	$50.5	$0.8	$79.7	$(131.0)	$128.6

	Three Months Ended September 30, 2016
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$283.5	$11.8	$319.0	$(9.8)	$604.5
Operating expenses	0.9	210.1	10.0	193.5	(9.8)	404.7
Operating income (loss)	(0.9)	73.4	1.8	125.5	—	199.8
Equity in net earnings (losses) of affiliates	119.1	(0.3)	1.2	3.0	(119.5)	3.5
Interest expense	(21.7)	(20.6)	—	(16.7)	33.8	(25.2)
Foreign exchange loss	—	—	—	(19.8)	—	(19.8)
Other income (expense), net	26.3	(0.1)	—	7.1	(33.3)	—
Income before income taxes	122.8	52.4	3.0	99.1	(119.0)	158.3
Income tax expense	2.2	18.8	1.1	15.2	—	37.3
Net income	120.6	33.6	1.9	83.9	(119.0)	121.0
Less: Net income attributable to noncontrolling interest	—	—	0.4	—	—	0.4
Net income attributable to Kansas City Southern and subsidiaries	120.6	33.6	1.5	83.9	(119.0)	120.6
Other comprehensive loss	(0.3)	—	—	(0.4)	0.4	(0.3)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$120.3	$33.6	$1.5	$83.5	$(118.6)	$120.3

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Comprehensive Income - KCSR Notes—(Continued)

	Nine Months Ended September 30, 2017
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$906.4	$33.0	$1,011.2	$(28.1)	$1,922.5
Operating expenses	4.9	647.0	29.4	585.5	(28.1)	1,238.7
Operating income (loss)	(4.9)	259.4	3.6	425.7	—	683.8
Equity in net earnings (losses) of affiliates	410.8	(0.6)	3.9	8.2	(412.6)	9.7
Interest expense	(61.0)	(54.6)	—	(27.1)	67.8	(74.9)
Foreign exchange gain	—	—	—	61.8	—	61.8
Other income, net	66.7	0.5	—	1.3	(67.8)	0.7
Income before income taxes	411.6	204.7	7.5	469.9	(412.6)	681.1
Income tax expense	1.3	75.2	2.9	190.2	—	269.6
Net income	410.3	129.5	4.6	279.7	(412.6)	411.5
Less: Net income attributable to noncontrolling interest	—	—	1.2	—	—	1.2
Net income attributable to Kansas City Southern and subsidiaries	410.3	129.5	3.4	279.7	(412.6)	410.3
Other comprehensive income (loss)	(1.7)	—	—	1.8	(1.8)	(1.7)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$408.6	$129.5	$3.4	$281.5	$(414.4)	$408.6

	Nine Months Ended September 30, 2016
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$798.8	$33.9	$931.6	$(28.6)	$1,735.7
Operating expenses	3.7	571.6	28.7	552.7	(28.6)	1,128.1
Operating income (loss)	(3.7)	227.2	5.2	378.9	—	607.6
Equity in net earnings of affiliates	336.3	—	3.3	9.0	(338.2)	10.4
Interest expense	(61.1)	(63.2)	—	(46.6)	97.7	(73.2)
Foreign exchange loss	—	—	—	(47.3)	—	(47.3)
Other income, net	79.1	—	—	16.9	(96.5)	(0.5)
Income before income taxes	350.6	164.0	8.5	310.9	(337.0)	497.0
Income tax expense	2.1	62.4	3.5	79.4	—	147.4
Net income	348.5	101.6	5.0	231.5	(337.0)	349.6
Less: Net income attributable to noncontrolling interest	—	—	1.1	—	—	1.1
Net income attributable to Kansas City Southern and subsidiaries	348.5	101.6	3.9	231.5	(337.0)	348.5
Other comprehensive loss	(1.0)	—	—	(1.7)	1.7	(1.0)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$347.5	$101.6	$3.9	$229.8	$(335.3)	$347.5

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Balance Sheets - KCSR Notes

	September 30, 2017
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$29.3	$245.5	$4.7	$398.7	$(37.7)	$640.5
Investments	—	3.9	—	48.0	—	51.9
Investments in consolidated subsidiaries	3,906.9	(11.7)	496.0	—	(4,391.2)	—
Property and equipment (including concession assets), net	—	4,240.6	173.5	3,924.1	(2.6)	8,335.6
Other assets	2,525.2	48.7	—	252.7	(2,754.3)	72.3
Total assets	$6,461.4	$4,527.0	$674.2	$4,623.5	$(7,185.8)	$9,100.3
Liabilities and equity:
Current liabilities	$257.2	$392.4	$83.0	$231.4	$(39.2)	$924.8
Long-term debt	2,066.2	1,883.7	—	1,042.8	(2,754.3)	2,238.4
Deferred income taxes	27.0	1,008.9	140.3	256.9	(0.8)	1,432.3
Other liabilities	9.0	72.6	0.1	16.7	—	98.4
Stockholders’ equity	4,102.0	1,169.4	135.0	3,075.7	(4,391.5)	4,090.6
Noncontrolling interest	—	—	315.8	—	—	315.8
Total liabilities and equity	$6,461.4	$4,527.0	$674.2	$4,623.5	$(7,185.8)	$9,100.3

	December 31, 2016
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$18.3	$271.8	$4.6	$389.6	$(36.3)	$648.0
Investments	—	3.9	—	29.0	—	32.9
Investments in consolidated subsidiaries	3,497.7	(9.8)	491.7	—	(3,979.6)	—
Property and equipment (including concession assets), net	—	4,024.5	179.1	3,868.8	(2.7)	8,069.7
Other assets	2,767.9	43.0	—	252.6	(2,996.6)	66.9
Total assets	$6,283.9	$4,333.4	$675.4	$4,540.0	$(7,015.2)	$8,817.5
Liabilities and equity:
Current liabilities	$87.3	$342.1	$91.7	$261.0	$(37.7)	$744.4
Long-term debt	2,064.3	1,928.8	0.1	1,274.9	(2,996.6)	2,271.5
Deferred income taxes	26.9	937.7	137.6	188.0	(0.9)	1,289.3
Other liabilities	4.0	86.2	0.1	17.5	—	107.8
Stockholders’ equity	4,101.4	1,038.6	131.3	2,798.6	(3,980.0)	4,089.9
Noncontrolling interest	—	—	314.6	—	—	314.6
Total liabilities and equity	$6,283.9	$4,333.4	$675.4	$4,540.0	$(7,015.2)	$8,817.5

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Cash Flows - KCSR Notes

	Nine Months Ended September 30, 2017
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$215.1	$413.5	$0.4	$109.7	$(5.0)	$733.7
Investing activities:
Capital expenditures	—	(292.6)	(0.3)	(154.0)	—	(446.9)
Purchase or replacement of equipment under operating leases	—	(42.6)	—	—	—	(42.6)
Property investments in MSLLC	—	—	—	(23.7)	—	(23.7)
Investments in and advances to affiliates	(0.5)	—	(0.5)	(20.3)	1.0	(20.3)
Proceeds from repayment of loans to affiliates	9,814.6	—	—	—	(9,814.6)	—
Loans to affiliates	(9,772.2)	—	—	—	9,772.2	—
Proceeds from disposal of property	—	5.2	—	1.4	—	6.6
Other investing activities	—	(16.5)	—	1.4	—	(15.1)
Net cash provided (used)	41.9	(346.5)	(0.8)	(195.2)	(41.4)	(542.0)
Financing activities:
Proceeds from short-term borrowings	9,772.2	—	—	—	—	9,772.2
Repayment of short-term borrowings	(9,600.9)	—	—	—	—	(9,600.9)
Repayment of long-term debt	—	(2.6)	(0.1)	(17.5)	—	(20.2)
Dividends paid	(105.1)	—	—	(5.0)	5.0	(105.1)
Shares repurchased	(320.4)	—	—	—	—	(320.4)
Proceeds from loans from affiliates	—	9,772.2	—	—	(9,772.2)	—
Repayment of loans from affiliates	—	(9,814.6)	—	—	9,814.6	—
Contribution from affiliates	—	—	0.5	0.5	(1.0)	—
Other financing activities	0.5	—	—	—	—	0.5
Net cash provided (used)	(253.7)	(45.0)	0.4	(22.0)	46.4	(273.9)
Cash and cash equivalents:
Net increase (decrease)	3.3	22.0	—	(107.5)	—	(82.2)
At beginning of year	0.2	32.6	—	137.8	—	170.6
At end of period	$3.5	$54.6	$—	$30.3	$—	$88.4

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Cash Flows - KCSR Notes—(Continued)

	Nine Months Ended September 30, 2016
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$178.2	$380.2	$0.6	$288.5	$(163.9)	$683.6
Investing activities:
Capital expenditures	—	(269.0)	(0.5)	(135.6)	—	(405.1)
Purchase or replacement of equipment under operating leases	—	(26.6)	—	—	—	(26.6)
Property investments in MSLLC	—	—	—	(31.2)	—	(31.2)
Investment in and advances to affiliates	(103.4)	—	(6.5)	(0.9)	109.9	(0.9)
Proceeds from repayment of loans to affiliates	6,743.5	—	—	—	(6,743.5)	—
Loans to affiliates	(6,742.5)	—	—	—	6,742.5	—
Proceeds from disposal of property	—	1.4	—	2.3	(0.1)	3.6
Other investing activities	—	(10.4)	—	4.5	0.1	(5.8)
Net cash used	(102.4)	(304.6)	(7.0)	(160.9)	108.9	(466.0)
Financing activities:
Proceeds from short-term borrowings	6,499.0	243.5	—	—	(243.5)	6,499.0
Repayment of short-term borrowings	(6,579.3)	—	—	—	—	(6,579.3)
Proceeds from issuance of long-term debt	248.7	—	—	—	—	248.7
Repayment of long-term debt	—	(2.5)	(0.1)	(18.2)	—	(20.8)
Dividends paid	(107.2)	—	—	(162.2)	162.2	(107.2)
Shares repurchased	(99.8)	—	—	—	—	(99.8)
Proceeds from loans from affiliates	—	6,499.0	—	—	(6,499.0)	—
Repayment of loans from affiliates	—	(6,743.5)	—	—	6,743.5	—
Contribution from affiliates	—	96.6	6.5	6.8	(109.9)	—
Other financing activities	(1.5)	(0.1)	—	(1.8)	1.7	(1.7)
Net cash provided (used)	(40.1)	93.0	6.4	(175.4)	55.0	(61.1)
Cash and cash equivalents:
Net increase (decrease)	35.7	168.6	—	(47.8)	—	156.5
At beginning of year	0.2	10.1	0.1	126.2	—	136.6
At end of period	$35.9	$178.7	$0.1	$78.4	$—	$293.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Third Quarter Analysis
Revenues increased 9% for the three months ended September 30, 2017, as compared to the same period in 2016, due to a 6% increase in revenue per carload/unit and a 3% increase in carload/unit volumes. Revenue per carload/unit increased due to mix, positive pricing impacts, and higher fuel surcharge.

Operating expenses increased 4% during the three months ended September 30, 2017, as compared to the same period in 2016, primarily due to higher fuel prices and consumption. Operating expenses as a percentage of revenues was 64.4% for the three months ended September 30, 2017, compared to 66.9% for the same period in 2016.
The Company reported quarterly earnings of $1.23 per diluted share on consolidated net income of $129.3 million for the three months ended September 30, 2017, compared to earnings of $1.12 per diluted share on consolidated net income of $120.6 million for the same period in 2016, due to increased net income and the accelerated share repurchase program that was implemented during the third quarter of 2017, which reduced the weighted-average shares outstanding.
In late August 2017, Hurricane Harvey made landfall on the Texas coast and caused flood damage to the Company’s track infrastructure and significantly disrupted the Company’s rail service. The Company continues to evaluate the impact of Hurricane Harvey on the business and intends to file a claim under its insurance program in the fourth quarter of 2017. The Company estimates the impact of lost profits negatively affected operating expenses as a percentage of revenues by 1.4% to 1.6% and earnings per diluted share by $0.12 to $0.14.

Results of Operations
The following summarizes KCS’s consolidated income statement components (in millions):

	Three Months Ended		Change
	September 30,
	2017	2016
Revenues	$656.6	$604.5	$52.1
Operating expenses	422.8	404.7	18.1
Operating income	233.8	199.8	34.0
Equity in net earnings of affiliates	2.8	3.5	(0.7)
Interest expense	(25.2)	(25.2)	—
Foreign exchange gain (loss)	0.8	(19.8)	20.6
Other expense, net	(0.3)	—	(0.3)
Income before income taxes	211.9	158.3	53.6
Income tax expense	82.0	37.3	44.7
Net income	129.9	121.0	8.9
Less: Net income attributable to noncontrolling interest	0.6	0.4	0.2
Net income attributable to Kansas City Southern and subsidiaries	$129.3	$120.6	$8.7

	Nine Months Ended		Change
	September 30,
	2017	2016
Revenues	$1,922.5	$1,735.7	$186.8
Operating expenses	1,238.7	1,128.1	110.6
Operating income	683.8	607.6	76.2
Equity in net earnings of affiliates	9.7	10.4	(0.7)
Interest expense	(74.9)	(73.2)	(1.7)
Foreign exchange gain (loss)	61.8	(47.3)	109.1
Other income (expense), net	0.7	(0.5)	1.2
Income before income taxes	681.1	497.0	184.1
Income tax expense	269.6	147.4	122.2
Net income	411.5	349.6	61.9
Less: Net income attributable to noncontrolling interest	1.2	1.1	0.1
Net income attributable to Kansas City Southern and subsidiaries	$410.3	$348.5	$61.8

Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months Ended			Three Months Ended			Three Months Ended
	September 30,			September 30,			September 30,
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Chemical and petroleum	$136.9	$124.3	10%	67.6	65.8	3%	$2,025	$1,889	7%
Industrial and consumer products	152.5	140.5	9%	82.3	79.2	4%	1,853	1,774	4%
Agriculture and minerals	116.0	113.4	2%	61.2	61.7	(1%)	1,895	1,838	3%
Energy	74.5	62.8	19%	76.7	77.9	(2%)	971	806	20%
Intermodal	92.3	88.6	4%	249.5	240.6	4%	370	368	1%
Automotive	61.4	51.4	19%	39.1	36.5	7%	1,570	1,408	12%
Carload revenues, carloads and units	633.6	581.0	9%	576.4	561.7	3%	$1,099	$1,034	6%
Other revenue	23.0	23.5	(2%)
Total revenues (i)	$656.6	$604.5	9%

(i) Included in revenues:
Fuel surcharge	$44.3	$25.9

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Nine Months Ended			Nine Months Ended			Nine Months Ended
	September 30,			September 30,			September 30,
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Chemical and petroleum	$402.2	$364.0	10%	205.8	197.8	4%	$1,954	$1,840	6%
Industrial and consumer products	441.2	418.0	6%	245.8	240.4	2%	1,795	1,739	3%
Agriculture and minerals	355.7	338.5	5%	183.6	184.6	(1%)	1,937	1,834	6%
Energy	214.0	142.0	51%	218.0	182.5	19%	982	778	26%
Intermodal	266.4	265.1	—	716.6	712.0	1%	372	372	—
Automotive	170.2	137.0	24%	114.6	94.4	21%	1,485	1,451	2%
Carload revenues, carloads and units	1,849.7	1,664.6	11%	1,684.4	1,611.7	5%	$1,098	$1,033	6%
Other revenue	72.8	71.1	2%
Total revenues (i)	$1,922.5	$1,735.7	11%

(i) Included in revenues:
Fuel surcharge	$121.3	$76.8
Freight revenues include revenue for transportation services and fuel surcharges. For the three months ended September 30, 2017, revenues and carload/unit volumes increased 9% and 3%, respectively, compared to the same period in 2016. Revenues for certain commodity groups were significantly affected by Hurricane Harvey. Revenue per carload/unit increased by 6% due to mix, positive pricing impacts, and higher fuel surcharge. In addition, revenue per carload/unit increased due to the strengthening of the Mexican peso against the U.S. dollar by approximately $6.0 million, compared to the same period in 2016, for transactions denominated in Mexican pesos. The average exchange rate of Mexican peso per U.S. dollar was Ps.17.8 for the three months ended September 30, 2017, compared to Ps.18.7 for the same period in 2016.
For the nine months ended September 30, 2017, revenues and carload/unit volumes increased 11% and 5%, respectively, compared to the same period in 2016. Revenue per carload/unit increased by 6% due to mix, positive pricing impacts, and higher fuel surcharge. Energy revenues increased $72.0 million, primarily due to an increase in frac sand volumes due to strong demand as a result of higher crude oil prices. In addition, utility coal volumes increased due to higher natural gas prices and lower coal inventory levels. The increase in revenue per carload/unit was partially offset by the weakening of the Mexican peso against the U.S. dollar of approximately $14.0 million, compared to the same period in 2016, for revenue transactions denominated in Mexican pesos. The average exchange rate of Mexican pesos per U.S. dollar was Ps.18.9 for the nine months ended September 30, 2017, compared to Ps.18.3 for the same period in 2016.

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
For the three and nine months ended September 30, 2017, fuel surcharge revenue increased $18.4 million and $44.5 million, respectively, compared to the same periods in 2016, due to separating the fuel surcharge for certain customers from the line haul rate. Additionally, the increase is due to higher fuel prices and the impact of fuel prices increasing above the fuel price thresholds for certain of KCS’s tariffs and contracts.

The following discussion provides an analysis of revenues by commodity group:

Revenues by commodity group for the three months ended September 30, 2017
Chemical and petroleum. Revenues increased $12.6 million for the three months ended September 30, 2017, compared to the same period in 2016, due to a 7% increase in revenue per carload/unit and a 3% increase in carload/unit volumes. Revenues increased $38.2 million for the nine months ended September 30, 2017, compared to the same period in 2016, due to a 6% increase in revenue per carload/unit and a 4% increase in carload/unit volumes. Revenue per carload/unit increased due to increased average length of haul and positive pricing impacts. Petroleum volumes increased due to refined product and liquefied petroleum gas shipments to Mexico. In the third quarter of 2017, volumes were affected by Hurricane Harvey.

Industrial and consumer products. Revenues increased $12.0 million for the three months ended September 30, 2017, compared to the same period in 2016, due to 4% increases in revenue per carload/unit and carload/unit volumes. Revenues increased $23.2 million for the nine months ended September 30, 2017, compared to the same period in 2016, due to a 3% increase in revenue per carload/unit and a 2% increase in carload/unit volumes. Revenue per carload/unit increased due to metals and scrap longer average length of haul, higher fuel surcharge, and positive pricing impacts. Other carloads’ volumes increased due to strong military movements. In the third quarter of 2017, volumes were affected by Hurricane Harvey.

Revenues by commodity group for the three months ended September 30, 2017
Agriculture and minerals. Revenues increased $2.6 million for the three months ended September 30, 2017, compared to the same period in 2016, due to a 3% increase in revenue per carload/unit, partially offset by a 1% decrease in carload/unit volumes. Revenues increased $17.2 million for the nine months ended September 30, 2017, compared to the same period in 2016, due to a 6% increase in revenue per carload/unit, partially offset by a 1% decrease in carload/unit volumes. Revenue per carload/unit increased due to positive pricing impacts and higher fuel surcharge.

Energy. Revenues increased $11.7 million for the three months ended September 30, 2017, compared to the same period in 2016, due to a 20% increase in revenue per carload/unit, partially offset by a 2% decrease in carload/unit volumes. Revenue per carload/unit increased due to longer average length of haul, positive pricing impacts, mix, and higher fuel surcharge. Frac sand volumes increased due to strong demand as a result of higher crude oil prices. Revenues increased $72.0 million for the nine months ended September 30, 2017, compared to the same period in 2016, due to a 26% increase in revenue per carload/unit and a 19% increase in carload/unit volumes. Utility coal volumes increased due to higher natural gas prices and lower coal inventory levels. Additionally, frac sand volumes increased due to strong demand as a result of higher crude oil prices.

Frac Sand
18%
Crude Oil
7%
Utility
Coal
62%
Coal &
Petroleum
Coke
13%

Intermodal. Revenues increased $3.7 million for the three months ended September 30, 2017, compared to the same period in 2016, due to a 4% increase in carload/unit volumes and a 1% increase in revenue per carload/unit. The volume increase was attributable to new business, partially offset by the impacts of Hurricane Harvey in the third quarter of 2017, and truck capacity in the U.S. and Mexico. Revenues remained flat for the nine months ended September 30, 2017, compared to the same period in 2016.
Automotive. Revenues increased $10.0 million for the three months ended September 30, 2017, compared to the same period in 2016, due to a 12% increase in revenue per carload/unit and a 7% increase in carload/unit volumes. Revenue per carload/unit increased due to the strengthening of the Mexican peso against the U.S. dollar, higher fuel surcharge, increased average length of haul, and positive pricing impacts. Volumes increased due to the introduction of new automobile models and new plant openings. For the nine months ended September 30, 2017, revenues increased $33.2 million, compared to the same period in 2016, due to a 21% increase in carload/unit volumes and a 2% increase in revenue per carload/unit. Volumes increased due to customers’ temporary plant shutdowns in the first half of 2016, the introduction of new automobile models, and new plant openings. Revenue per carload/unit increased due to higher fuel surcharge and positive pricing impacts, partially offset by the weakening of the Mexican peso against the U.S. dollar.

Operating Expenses
Operating expenses, as shown below (in millions), increased $18.1 million for the three months ended September 30, 2017, compared to the same period in 2016, primarily due to higher fuel prices and consumption. The strengthening of the Mexican peso against the U.S. dollar during the three months ended September 30, 2017, resulted in expense increases of approximately $4.0 million, compared to the same period in 2016, for expense transactions denominated in Mexican pesos. The average exchange rate of Mexican pesos per U.S. dollar was Ps. 17.8 for the three months ended September 30, 2017, compared to Ps.18.7 for the same period in 2016.
Operating expenses, as shown below (in millions), increased $110.6 million for the nine months ended September 30, 2017, compared to the same period in 2016, primarily due to higher fuel prices and consumption and compensation and benefits. The weakening of the Mexican peso against the U.S. dollar during the nine months ended September 30, 2017, resulted in expense reductions of approximately $9.0 million, compared to the same period in 2016, for expense transactions denominated in Mexican pesos. The average exchange rate of Mexican pesos per U.S. dollar was Ps. 18.9 for the nine months ended September 30, 2017, compared to Ps.18.3 for the same period in 2016.

	Three Months Ended
	September 30,		Change
	2017	2016	Dollars	Percent
Compensation and benefits	$129.0	$127.9	$1.1	1%
Purchased services	46.3	54.5	(8.2)	(15%)
Fuel	80.1	67.6	12.5	18%
Mexican fuel excise tax credit	(11.1)	(15.6)	4.5	(29%)
Equipment costs	30.9	32.0	(1.1)	(3%)
Depreciation and amortization	81.9	76.9	5.0	7%
Materials and other	65.7	61.4	4.3	7%
Total operating expenses	$422.8	$404.7	$18.1	4%

	Nine Months Ended
	September 30,		Change
	2017	2016	Dollars	Percent
Compensation and benefits	$371.6	$347.0	$24.6	7%
Purchased services	146.5	159.1	(12.6)	(8%)
Fuel	234.4	186.0	48.4	26%
Mexican fuel excise tax credit	(35.6)	(49.6)	14.0	(28%)
Equipment costs	93.3	85.9	7.4	9%
Depreciation and amortization	241.6	226.9	14.7	6%
Materials and other	186.9	172.8	14.1	8%
Total operating expenses	$1,238.7	$1,128.1	$110.6	10%
Compensation and benefits. Compensation and benefits increased $1.1 million for the three months ended September 30, 2017, compared to the same period in 2016, due to annual wage increases of approximately $4.0 million, increased headcount of approximately $2.0 million and additional headcount for car repair in Mexico being performed in-house starting in October 2016 of approximately $2.0 million, partially offset by a decrease in incentive compensation of approximately $6.0 million. Compensation and benefits increased $24.6 million for the nine months ended September 30, 2017, compared to the same period in 2016, due to increases in annual wages and benefits of approximately $18.0 million, increased headcount of approximately $4.0 million, and additional headcount for car repair in Mexico being performed in-house starting in October 2016 of approximately $4.0 million, partially offset by decreased incentive compensation of approximately $2.0 million and the weakening of the Mexican peso of approximately $2.0 million.
Purchased services. Purchased services expense decreased $8.2 million and $12.6 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016, due to car repair in Mexico being performed in-house starting in October 2016 and the restructuring of certain locomotive maintenance contracts. For the nine months ended September 30, 2017, the decrease was partially offset by increases in repairs and maintenance, detours, and computer software expenses.

Fuel. Fuel increased $12.5 million for the three months ended September 30, 2017, compared to the same period in 2016, due to higher diesel fuel prices of approximately $6.0 million and $3.0 million in Mexico and the U.S., respectively, higher consumption of approximately $3.0 million, and the strengthening of the Mexican peso of approximately $2.0 million. These increases were partially offset by improved efficiency of approximately $2.0 million. Fuel increased $48.4 million for the nine months ended September 30, 2017, compared to the same period in 2016, due to higher diesel fuel prices of approximately $25.0 million and $15.0 million in Mexico and the U.S., respectively, and higher consumption of approximately $16.0 million, partially offset by the weakening of the Mexican peso of approximately $5.0 million and improved efficiency of approximately $3.0 million. The average price per gallon was $2.30 and $2.24 for the three and nine months ended September 30, 2017, respectively, compared to $1.99 and $1.93 for the same periods in 2016.
Mexican fuel excise tax credit. Fuel purchases made in Mexico are subject to an excise tax that is included in the price of fuel. The Company is eligible for and utilizes an available credit for the excise tax included in the price of fuel that is purchased and consumed in locomotives and certain work equipment in Mexico. For the three and nine months ended September 30, 2017, the Company recognized an $11.1 million and $35.6 million benefit, respectively, compared to $15.6 million and $49.6 million for the same periods in 2016. The reduced benefit is due to a lower excise tax rate in effect for 2017 as compared to 2016. The Mexican fuel excise tax credit is realized through the offset of the total annual Mexico income tax liability and income tax withholding payment obligations of KCSM, with no carryforward to future periods.
Equipment costs. Equipment costs decreased $1.1 million for the three months ended September 30, 2017, compared to the same period in 2016, due to lower freight car rent. Equipment costs increased $7.4 million for the nine months ended September 30, 2017, compared to the same period in 2016, due to higher car hire expense resulting from increased automotive business impacting rates and volumes, partially offset by improved efficiency.
Depreciation and amortization. Depreciation and amortization expense increased $5.0 million and $14.7 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016, due to a larger asset base.
Materials and other. Materials and other expense increased $4.3 million and $14.1 million for the three and nine months ended September 30, 2017, compared to the same periods in 2016, due to car repair in Mexico being performed in-house starting in October 2016.

Non-Operating Income and Expenses
Equity in net earnings of affiliates. Equity in net earnings from affiliates decreased $0.7 million for the three and nine months ended September 30, 2017, compared to the same periods in 2016 as a result of lower equity in net earnings from the operations of Panama Canal Railway Company due to a decrease in container volumes.
Interest expense. Interest expense remained flat for the three months ended September 30, 2017, compared to the same period in 2016. For the nine months ended September 30, 2017, interest expense increased $1.7 million, compared to the same period in 2016, due to higher average debt balances, partially offset by lower average interest rates as a result of an increased proportion of commercial paper in the overall debt mix. During the three and nine months ended September 30, 2017, the average debt balances (including commercial paper) were $2,640.6 million and $2,594.1 million, respectively, compared to $2,577.7 million and $2,490.2 million for the same periods in 2016. Average interest rates during the three and nine months ended September 30, 2017 were 3.8% and 3.9%, respectively, compared to 4.0% for the same periods in 2016.
Foreign exchange gain (loss). For the three and nine months ended September 30, 2017, foreign exchange gain was $0.8 million and $61.8 million, respectively, compared to a loss of $19.8 million and $47.3 million for the same periods in 2016. Foreign exchange gain (loss) includes the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos and the gain (loss) on foreign currency derivative contracts.
For the three and nine months ended September 30, 2017, the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos resulted in a foreign exchange loss of $2.5 million and a gain of $16.3 million, respectively, compared to a loss of $3.7 million and $11.5 million for the same periods in 2016.
The Company enters into foreign currency derivative contracts to hedge its net exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar. For the three and nine months ended September 30, 2017, foreign exchange gain on foreign currency derivative contracts was $3.3 million and $45.5 million, respectively, compared to a loss of $16.1 million and $35.8 million for the same periods in 2016.

Other income (expense), net. Other income (expense) remained flat for the three months ended September 30, 2017, compared to the same period in 2016. For the nine months ended September 30, 2017, other income (expense), net increased $1.2 million, compared to the same period in 2016, due to an increase in miscellaneous income in the first half of 2017.
Income tax expense. Income tax expense increased $44.7 million and $122.2 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016, due to a higher effective tax rate due to fluctuations in the foreign exchange rate and higher pre-tax income. The components of the effective tax rates for the three and nine months ended September 30, 2017, compared to the same periods in 2016, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Statutory rate in effect	35.0%	35.0%	35.0%	35.0%
Tax effect of:
Difference between U.S. and foreign tax rate	(3.1%)	(2.5%)	(3.1%)	(2.8%)
State and local income tax provision, net	1.0%	1.4%	1.0%	1.2%
Foreign exchange (i)	6.1%	(8.9%)	5.8%	(3.7%)
Other, net	(0.3%)	(1.4%)	0.9%	—
Effective tax rate	38.7%	23.6%	39.6%	29.7%

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
The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to debt and equity capital markets, and other available financing resources will be sufficient to fund anticipated operating expenses, capital expenditures, debt service costs, dividends, share repurchases, and other commitments in the foreseeable future. The Company’s current financing instruments contain restrictive covenants which limit or preclude certain actions; however, the covenants are structured such that the Company expects to have sufficient flexibility to conduct its operations. The Company was in compliance with all of its debt covenants as of September 30, 2017.
Though KCS’s cash flows from operations are expected to be sufficient to fund operations, capital expenditures, debt service and dividends, the Company may, from time to time, incur debt to refinance existing indebtedness, purchase equipment under operating leases, repurchase shares or fund equipment additions or new investments.
During the nine months ended September 30, 2017, the Company invested $419.3 million in capital expenditures. See Capital Expenditures section for further details.
During the first half of 2017, KCS concluded its $500.0 million share repurchase program, announced in May 2015 (the “2015 program”). In August 2017, the Company announced a new share repurchase program of up to $800.0 million, which expires on June 30, 2020 (the “2017 program”). Included within the 2017 program was authorization for an accelerated share repurchase (“ASR”) program limited to $200.0 million. The Company entered into an ASR program of $200.0 million in the third quarter of 2017. Following settlement of the ASR program in October 2017, the Company’s 2017 repurchases of common stock, which includes shares repurchased through the 2015 Program and the 2017 Program, totaled 3,241,978 shares of common stock at an average price of $98.83 per share and a total cost of $320.4 million. Refer to Note 10 - Equity for additional detail on the Company’s share repurchase activity.

During the first and second quarters of 2017, the Company’s Board of Directors declared quarterly cash dividends on its common stock of $0.33 per share (total of $69.9 million), and during the third quarter of 2017 declared quarterly cash dividends on its common stock of $0.36 per share (total $37.3 million). Subject to the discretion of the Board of Directors, capital availability and a determination that cash dividends continue to be in the best interest of its stockholders, the Company intends to pay a quarterly dividend on an ongoing basis.
For additional discussion of the agreements representing the indebtedness of KCS, see “Note 11, Short-Term Borrowings” and “Note 12, Long-Term Debt” in the “Notes to the Consolidated Financial Statements” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
On September 30, 2017, total available liquidity (the cash balance plus revolving credit facility availability) was $532.4 million, compared to availability at December 31, 2016 of $789.2 million. This decrease was primarily due to a reduction in cash on hand as a result of the Company’s ASR program as well as an increase in commercial paper to fund share repurchases in the first half of 2017.
As of September 30, 2017, the total cash and cash equivalents held outside of the U.S. in foreign subsidiaries was $28.4 million. The Company expects that this cash will be available to fund operations without incurring significant additional income taxes.
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

Cash Flow Information
Summary cash flow data follows (in millions):

	Nine Months Ended
	September 30,
	2017	2016
Cash flows provided by (used for):
Operating activities	$733.7	$683.6
Investing activities	(542.0)	(466.0)
Financing activities	(273.9)	(61.1)
Net increase (decrease) in cash and cash equivalents	(82.2)	156.5
Cash and cash equivalents beginning of year	170.6	136.6
Cash and cash equivalents end of period	$88.4	$293.1
Cash flows from operating activities increased $50.1 million for the nine months ended September 30, 2017, compared to the same period in 2016, primarily due to increased net income of $61.9 million, partially offset by a decrease in cash inflows from working capital items of $15.7 million resulting mainly from the timing of certain receipts.
Net cash used for investing activities increased $76.0 million for the nine months ended September 30, 2017, compared to the same period in 2016, due to a $41.8 million increase in capital expenditures, a $19.4 million increase in investments in and advances to affiliates and a $16.0 million increase in expenditures for the purchase or replacement of equipment under existing operating leases. Additional information regarding capital expenditures is provided below.
Net cash used for financing activities increased $212.8 million for the nine months ended September 30, 2017, compared to the same period in 2016, primarily due to an increase in the repurchase of common stock of $220.6 million.

Capital Expenditures
KCS has funded, and expects to continue to fund capital expenditures with operating cash flows and short and long-term debt.
The following table summarizes capital expenditures by type (in millions):

	Nine Months Ended
	September 30,
	2017	2016
Roadway capital program	$201.0	$210.3
Locomotives and freight cars	64.7	65.0
Capacity	79.3	71.8
Positive train control	40.0	34.4
Information technology	24.6	18.0
Other	9.7	5.1
Total capital expenditures (accrual basis)	419.3	404.6
Change in capital accruals	27.6	0.5
Total cash capital expenditures	$446.9	$405.1

Purchase or replacement of equipment under operating leases (accrual basis)	$42.6	$26.6
Change in capital accruals	—	—
Total cash purchase or replacement of equipment under operating leases	$42.6	$26.6
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

Other Matters
KCSR participates in industry-wide multi-employer bargaining as a member of the National Carriers’ Conference Committee, as well as local bargaining for agreements that are limited to KCSR's property. Approximately 75% of KCSR employees are covered by collective bargaining agreements. Long-term settlement agreements were reached and ratified during 2011 and the first half of 2012 covering all of the participating unions. These agreements were in effect through December 2015, and currently remain in effect.
The National Carriers’ Conference Committee (“NCCC”) represents KCSR and the other large freight railroads in industry-wide multi-employer bargaining. The NCCC has been bargaining with the rail unions since January 2015 for changes to these collective bargaining agreements. On October 5, 2017, the NCCC, as representatives of KCSR and the railroad industry, reached a tentative agreement with Collective Bargaining Group (“CBG”), a coalition comprised of multiple unions that represent approximately 60% of KCSR’s unionized workforce. The unions in the CBG coalition have now commenced ratification of this tentative agreement by its members. If ratified, the revised agreement will be in effect through December 2019. The NCCC is still in mediation with the other unions regarding proposed amendments to their agreements.
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
(b) Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Mexican Antitrust Review. Pursuant to the Mexican Antitrust Law and the Regulatory Railroad Service Law, on September 12, 2016, the Mexican government’s antitrust commission (Comisión Federal de Competencia Económica or “COFECE”), announced that it would review competitive conditions in the Mexican railroad industry, with respect to the existence of effective competition in the provision of interconnection services, trackage rights, switching rights and interline services used to render public freight transport in Mexico. The COFECE review includes the entire freight rail transportation market in Mexico and is not targeted to any single rail carrier.
On March 15, 2017, the COFECE published an executive summary of its preliminary report in the Diario Oficial de la Federación. The COFECE’s preliminary report concluded that there was a lack of effective competition in the market for trackage rights (“Relevant Market”) throughout the entire networks of Kansas City Southern de Mexico, S.A. de C.V. (“KCSM”), Ferrocarril Mexicano, S.A. de C.V., Ferrosur, S.A. de C.V., and Ferrocarril y Terminal del Valle de Mexico, S.A. de C.V.
The Company disagrees with the COFECE’s reasoning and preliminary conclusions, and responded on April 20, 2017 with its evidence and arguments to support its position, as provided in the Mexican antitrust law.
On April 27, 2017, the COFECE initiated the incidental procedure to analyze the recusal of two of its commissioners from ongoing proceedings (“Motion to Recuse”). On June 6, 2017, KCSM presented arguments in connection with the Motion to Recuse. On July 7, 2017, KCSM was served with rulings dated June 22, 2017 and June 2, 2017, regarding the Motion to Recuse. Consequently, the two commissioners excluded themselves from further participation in the investigation.
The COFECE has an additional term of up to 110 business days after the decision of the Motion to Recuse to issue a final report in connection with effective competition conditions in the Relevant Market. It is expected a final ruling will be issued around January 2018. It is too early to determine what, if any, impact this review may have on Mexican rail operations in the future. If the COFECE’s final report determines there is a lack of effective competition, the COFECE could request the new Mexican Agencia Reguladora del Transporte Ferroviario (“Regulatory Agency of Rail Transportation” or “ARTF”), which has primary regulatory jurisdiction over the Company’s Mexican operations, to conduct proceedings to determine whether to establish new limited mandatory trackage rights and/or rate regulation under the Amendments to the Mexican Regulatory Railroad Service Law.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table presents common stock repurchases during each month for the third quarter of 2017:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be purchased under the Plans or Programs (1) (2)
July 1-31, 2017	—	$—	—	$—
August 1-31, 2017	1,750,277	$105.70	1,750,277	$600,000,000
September 1-30, 2017	—	$—	—	$600,000,000
Total	1,750,277		1,750,277

(1)
On August 15, 2017, the Company announced that the Board of Directors approved a share repurchase program, pursuant to which up to $800.0 million in shares of common stock could be repurchased through June 30, 2020. The authorization included a $200.0 million Accelerated Share Repurchase (“ASR”) program and a $600.0 million open market share repurchase program.

(2)
In the third quarter of 2017, the Company paid $200.0 million under two ASR agreements and received an aggregate of initial delivery of 1,598,796 shares. One of the ASR agreements was settled in the third quarter of 2017, with the Company receiving 151,481 additional shares for a total of 1,750,277 and a value of $185.0 million, which is reflected in the table above. In October 2017, the second ASR agreement was settled with the Company receiving 151,492 additional shares and a value of $15.0 million, which is not included in the number of shares or the average price paid per share in the table above. The average price paid per share upon completion of the ASR agreements was $105.17. See Note 10 to the Consolidated Financial Statements included in this report.

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

101
The following unaudited financial information from Kansas City Southern’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (iii) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on October 20, 2017.

Kansas City Southern

/s/ MICHAEL W. UPCHURCH
Michael W. Upchurch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ SUZANNE M. GRAFTON
Suzanne M. Grafton
Vice President and Chief Accounting Officer
(Principal Accounting Officer)