Form 10-K
period 2017-12-31
KANSAS CITY SOUTHERN
filed 2018-01-26
CIK 54480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant was $10.75 billion at June 30, 2017. There were 103,053,604 shares of $.01 par common stock outstanding at January 19, 2018.
DOCUMENTS INCORPORATED BY REFERENCE
Kansas City Southern’s Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders which will be filed no later than 120 days after December 31, 2017, is incorporated by reference in Part III.

KANSAS CITY SOUTHERN
2017 FORM 10-K ANNUAL REPORT

Item 1.	Business
COMPANY OVERVIEW
Kansas City Southern, a Delaware corporation, is a holding company with domestic and international rail operations in North America that are strategically focused on the growing north/south freight corridor connecting key commercial and industrial markets in the central United States with major industrial cities in Mexico. As used herein, “KCS” or the “Company” may refer to Kansas City Southern or, as the context requires, to one or more subsidiaries of Kansas City Southern. KCS and its subsidiaries had approximately 7,130 employees on December 31, 2017.
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
KCSM also provides exclusive rail access to the port of Lazaro Cardenas on the Pacific Ocean. The Mexican government developed the port at Lazaro Cardenas principally to serve Mexican markets and as an alternative to the U.S. west coast ports for Asian and South American traffic bound for North America.
The Company wholly owns Mexrail which, in turn, wholly owns The Texas Mexican Railway Company (“Tex-Mex”). Tex-Mex owns a 157-mile rail line extending from Laredo, Texas to the port city of Corpus Christi, Texas, which connects the operations of KCSR with KCSM.
The KCS coordinated rail network (KCSR, KCSM and Tex-Mex) comprises approximately 6,700 route miles extending from the midwest and southeast portions of the United States south into Mexico and connects with all other Class I railroads, providing shippers with an effective alternative to other railroad routes and giving direct access to Mexico and the southeast and southwest United States through alternate interchange hubs.
Panama Canal Railway Company (“PCRC”), an unconsolidated joint venture company owned equally by KCS and Mi-Jack Products, Inc. (“Mi-Jack”), was awarded a concession from the Republic of Panama to reconstruct and operate the Panama Canal Railway, a 47-mile railroad located adjacent to the Panama Canal that provides international container shipping companies with a railway transportation alternative to the Panama Canal. The concession was awarded in 1998 for an initial term of 25 years with an automatic renewal for an additional 25-year term. The Panama Canal Railway is a north-south railroad traversing the isthmus of Panama between the Atlantic and Pacific oceans.
Other subsidiaries and affiliates of KCS include the following:

•	KCSM Servicios, S.A. de C.V. (“KCSM Servicios”), a wholly-owned and consolidated subsidiary that provides employee services to KCSM;

•
Meridian Speedway, LLC (“MSLLC”), a seventy percent-owned consolidated affiliate that owns the former KCSR rail line between Meridian, Mississippi and Shreveport, Louisiana, which is the portion of the rail line between Dallas, Texas and Meridian known as the “Meridian Speedway.” Norfolk Southern Corporation, through its wholly-owned subsidiary, The Alabama Great Southern Railroad Company, owns the remaining thirty percent of MSLLC;

•	TFCM, S. de R.L. de C.V. (“TCM”), a forty-five percent-owned unconsolidated affiliate that operates a bulk liquid terminal in San Luis Potosí, Mexico;

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

2017 Revenues Business Mix
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

Other 4%
Chemical & Petroleum 21%
Automotive 9%
Intermodal 14%
Energy 11%
Agriculture & Minerals 18%
Industrial & Consumer Products 23%

Industrial and consumer products. This sector includes metals and ores such as iron, steel, zinc and copper. The majority of metals, minerals and ores mined, and steel produced in Mexico is consumed within Mexico. The volume of Mexican steel domestic consumption and exports fluctuates based on global market prices. Higher-end finished products such as steel coils are used by Mexican manufacturers in automobiles, household appliances, the oil and gas industry, and other consumer goods which are imported from the United States through land borders and through the seaports served by KCS’s rail network. KCS also transports steel coils, plates and pipe from U.S. and Mexican-based mini-mills to locations in the U.S. and Mexico for oil drilling, appliance and automotive applications.
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
Agriculture and minerals. The agriculture and minerals sector consists primarily of grain and food products. Shipper demand for agriculture products is affected by competition among sources of grain and grain products, as well as price fluctuations in international markets for key commodities. In the United States, KCS’s rail lines receive and originate shipments of grain and grain products for delivery to feed mills, food and industrial consumers in the U.S. and Mexico. United States export grain shipments and Mexico import grain shipments include primarily corn, wheat, and soybeans. Over the long term, export grain shipments to Mexico are expected to increase as a result of Mexico’s reliance on grain imports and KCS’s coordinated rail network is well-positioned to meet these increases in demand. Food products consist mainly of soybean meal, grain meal, oils, canned goods, distillers dried grains, corn syrup and sugar. Other shipments consist of a variety of products including ores, minerals, clay and glass used across North America.
Energy. The energy sector includes coal, frac sand, petroleum coke and crude oil. KCS hauls unit trains (trains transporting a single commodity from one source to one destination) of coal for eight electric generating plants in the central United States. The coal originates from the Powder River Basin in Wyoming and is interchanged to KCS at Kansas City, Missouri. Coal mined in the midwest United States is transported in non-unit trains to industrial consumers such as paper mills, steel mills, and cement companies. Frac sand originating primarily in Wisconsin, Illinois or Iowa is delivered to transloads located in northeast Texas, northern Louisiana and south Texas for distribution to gas and oil wells in the region. KCS transports petroleum coke from refineries in the United States to cement companies in Mexico as well as to vessels for international distribution through the Pabtex export terminal located in Port Arthur, Texas. The majority of crude by rail business originates in Canada, with spot shipments coming from west Texas, and is delivered to U.S. Gulf Coast refineries and tank farms in Texas, Louisiana, and Alabama.
Intermodal. The intermodal freight sector consists primarily of hauling freight containers or truck trailers on behalf of steamship lines, motor carriers, and intermodal marketing companies with rail carriers serving as long-distance haulers. KCS serves and supports the U.S. and Mexican markets, as well as cross-border traffic between the U.S. and Mexico. In light of the importance of trade between Asia and North America, the Company believes the Port of Lazaro Cardenas continues to be a strategically beneficial location for ocean carriers, manufacturers and retailers. Equally important, the increase in foreign direct investment in Mexico has caused the KCS Mexico/U.S. cross border corridor to emerge as an increasingly important tool for the North American Free Trade Agreement (“NAFTA”) freight flow. The Company also provides premium service to customers over its line from Dallas through the Meridian Speedway — a critical link in creating the most direct route between the southwest and southeast/northeast U.S.
Automotive. KCS provides rail transportation to every facet of the automotive industry supply chain, including automotive manufacturers, assembly plants and distribution centers throughout North America. Several U.S., European and Asian automakers have built or intend to build assembly plants in central Mexico to take advantage of access to lower costs, which has driven a shift in production and distribution patterns from various countries to Mexico. In addition, KCS transports finished vehicles imported and exported to and from various countries through a distribution facility at the Port of Lazaro Cardenas. As the automotive industry shifts production and distribution patterns, KCS is poised to serve the automotive industry’s evolving transportation requirements.
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
Primary regulatory jurisdiction for the Company’s Mexican operations is overseen by the new Mexican Agencia Reguladora del Transporte Ferroviario (“Regulatory Agency of Rail Transportation” or “ARTF”). The ARTF establishes regulations concerning railway safety and operations, and is responsible for resolving disputes between railways and between railways and customers. KCSM must register its maximum rates with the ARTF and make regular reports to the ARTF and the Secretaría de Comunicaciones y Transportes (“Secretary of Communications and Transportation” or “SCT”). KCSM must provide reports on investments, traffic volumes, theft and vandalism on the general right of way, customer complaints, fuel consumption, number of locomotives, railcars and employees, and activities around maintenance of way, sidings and spurs, among other financial information and reports. The Company may freely set rates on a non-discriminatory basis. At any time, the ARTF may request additional information regarding the determination of such rates and may issue recommendations with respect to proposed rate increases. If the ARTF or another party considers there to be no effective competition, they can request an opinion from the Comisión Federal de Competencia Económica (“Mexican Antitrust Commission” or “COFECE”) regarding market conditions. If the COFECE determines that there is no effective competition for particular movements, the ARTF could set fixed maximum rates for those movements or grant limited trackage rights to another railroad while the condition of no effective competition remains.
KCSM holds a concession from the Mexican government until June 2047 (exclusively through 2027, subject to certain trackage and haulage rights granted to other concessionaires), which is renewable under certain conditions for an additional period of up to 50 years. The Concession authorizes KCSM to provide freight transportation services over north-east rail lines which are a primary commercial corridor of the Mexican railroad system. KCSM is required to provide railroad services to all users on a fair and non-discriminatory basis and in accordance with efficiency and safety standards approved periodically by the Mexican government. KCSM has the right to use, but does not own, all track and buildings that are necessary for the rail lines’ operation. KCSM is obligated to maintain the right of way, track structure, buildings and related maintenance facilities to the operational standards specified in the Concession agreement and to return the assets in that condition at the end of the Concession period. During the remainder of the Concession period, KCSM is required to pay the Mexican government an annual concession duty equal to 1.25% of gross revenues. The ARTF may request information to verify KCSM´s compliance with the Concession and any applicable regulatory framework.
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
Government regulations are further discussed within Item 7, “Management’s Discussion and Analysis” under “Other Matters.”
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
The Company’s security activities range from periodically providing security awareness updates to KCS employees and including safety and security information on the Company’s internet website (which can be found under the “Corporate Responsibility” tab at www.kcsouthern.com) to its ongoing implementation of security plans for rail facilities in areas labeled by the DHS as High Threat Urban Areas (“HTUAs”). The Company’s other activities to bolster security against terrorism include, but are not limited to, the following:

•	Conferring regularly with other railroads’ security personnel and with industry experts on security issues;

•	Routing shipments of certain chemicals, which might be toxic if inhaled, pursuant to federal regulations;

•	Initiating a series of over 20 voluntary action items agreed to between AAR and DHS as enhancing security in the rail industry;

•	Conducting constant and targeted security training as part of the scheduled training for operating employees and managers;

•	Developing smartphone applications to ensure immediate information, live video and pictures from security supervisors and protection assets pertaining to potential operational risks;

•	Developing a multi-layered security model using high-speed digital imaging, system velocity and covert and overt security filters to mitigate the risk of illicit activity;

•	Measuring key security metrics to ensure positive risk mitigation and product integrity trends;

•	Performing constant due diligence with the existing security model and by benchmarking rail security on a world-wide basis to monitor threat streams related to rail incidents;

•
Implementing a Tactical Intelligence Center by KCSM, which provides constant training with core members in new technology helping to prevent, detect, deter, deny and respond to potentially illicit activities; and

•
Deploying an array of non-intrusive technologies including, but not limited to, digital video surveillance and analytics as part of an intelligent video security solution, including a closed circuit television platform with geo-fencing for intrusion detection, to allow for remote viewing access to monitor ports of entry, intermodal and rail yards.

In addition, the Company utilizes dedicated security personnel with extensive special operations forces, intelligence, and law enforcement backgrounds to oversee the ongoing and increasingly complex security efforts of the Company in both the United States and Mexico. While the risk of theft and vandalism is higher in Mexico, KCSM remains among the safest methods of transportation for freight shipments in Mexico. KCSM’s record in rail safety is due in large part to the implementation of a multi-layered safety and security process throughout the KCSM network. In addition to having its own internal system, the process is connected to, and supported by a high level of federal, state and local law enforcement. A primary focus of this effort involves maintaining constant due diligence, intelligence and counterintelligence operations, technology-reporting applications and active vigilance while enhancing overall system velocity, which reduces the residual risk for incidents to occur.
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
COLLECTIVE BARGAINING
Approximately 75% of KCSR employees are covered by collective bargaining agreements. These agreements do not have expiration dates, but rather remain in place until modified by subsequent agreements. KCSR participates in industry-wide multi-employer bargaining as a member of the National Carriers’ Conference Committee (the “NCCC”), as well as local bargaining for agreements that are limited to KCSR's property. Multi-employer agreements are subject to a procedure that allows requests for changes to be served every five years. The last amendments to the collective bargaining agreements with all of the participating unions were reached and ratified during 2011 and the first half of 2012, and were retroactive to January 1, 2010. The current round of multi-employer bargaining began on January 1, 2015. The subjects of bargaining primarily concern salary and benefits payable to the various union employees. On October 5, 2017, the NCCC, as representatives of KCSR and the railroad industry, reached a tentative agreement with the Collective Bargaining Group (the “CBG”), a coalition comprised of multiple unions that represent approximately 60% of KCSR’s unionized workforce. The unions in the CBG coalition have now ratified the tentative agreement by its members. The ratification concludes this round of bargaining for those unions, and the revised agreement will be in effect through December 2019. In December 2017, the NCCC reached a tentative agreement with the TCU Bargaining Group, a coalition comprised of four unions that represent approximately 20% of KCSR’s unionized workforce. The terms of this tentative agreement are substantially identical to the agreement with the CBG. The unions in the TCU Bargaining Group coalition are ratifying this agreement. The NCCC is still in mediation with the other union coalition (BMWE/Smart Mechanical) regarding proposed amendments to their agreements. The union labor negotiation has not historically resulted in any strike, lock-out, or other disruption in the Company’s business operations. The Company does not believe the expected settlements will have a material impact on the consolidated financial statements.
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

Patrick J. Ottensmeyer — President and Chief Executive Officer— 60 — Served in this capacity since July 1, 2016. Mr. Ottensmeyer has been a director of KCS since July 1, 2016 and served as President of KCS since March 1, 2015. He served as Executive Vice President Sales and Marketing of KCS from October 16, 2008 through March 1, 2015. Mr. Ottensmeyer joined KCS in May 2006 as Executive Vice President and Chief Financial Officer.
Warren K. Erdman — Executive Vice President — Administration and Corporate Affairs — 59 — Served in this capacity since April 2010. Mr. Erdman served as Executive Vice President — Corporate Affairs from October 2007 until April 2010. He served as Senior Vice President — Corporate Affairs of KCS and KCSR from January 2006 to September 2007. Mr. Erdman served as Vice President — Corporate Affairs of KCS from April 15, 1997 to December 31, 2005 and as Vice President — Corporate Affairs of KCSR from May 1997 to December 31, 2005. Prior to joining KCS, Mr. Erdman served as Chief of Staff to United States Senator Kit Bond of Missouri from 1987 to 1997.
Brian D. Hancock — Executive Vice President and Chief Marketing Officer — 52 — Served in this capacity since joining KCS in August 2015. Prior to joining KCS, Mr. Hancock served as Senior Vice President of Supply Chain for Family Dollar Stores, Inc. from 2013 to July 2015. From 2011 to 2013, Mr. Hancock served as President – North America for The Martin – Brower Company, L.L.C. From 2005 to 2011, he served as Vice President – Global Supply Chain for Whirlpool Corporation.
Jeffrey M. Songer — Executive Vice President and Chief Operating Officer — 48 — Served in this capacity since March 2016. Mr. Songer served as Senior Vice President Engineering and Chief Transportation Officer of the Company from August 2014 to February 2016 and as Vice President and Chief Engineer for KCSR from June 2012 to July 2014. Prior to serving as KCSR’s Vice President and Chief Engineer, Mr. Songer served as Assistant Vice President — Engineering and Planning from March 2011 to June 2012, and as its General Director — Planning, Scheduling & Administration from January 2007 to March 2011.
Michael W. Upchurch — Executive Vice President and Chief Financial Officer — 57 — Served in this capacity since October 16, 2008. Mr. Upchurch joined KCS in March 2008 as Senior Vice President Purchasing and Financial Management. From 1990 through September 2006, Mr. Upchurch served in various senior financial leadership positions at Sprint Corporation, including Senior Vice President Financial Operations, Senior Vice President Finance Sprint Business Solutions and Senior Vice President Finance Long Distance Division.
José Guillermo Zozaya Delano — President and Executive Representative — KCSM — 65 — Served in this position since April 20, 2006. Mr. Zozaya has 35 years of experience in law and government relations, most recently as the Legal and Government Relations Director for ExxonMobil México, S.A. de C.V., where he spent nine years prior to joining KCSM.
Lora S. Cheatum — Senior Vice President — Human Resources — 61 — Served in this capacity since joining KCS in October 2014. Ms. Cheatum previously served as Senior Vice President Global Human Resources of Layne Christensen from 2012 to October 2014. From 2010 to 2012, she served as Director — Field Operations at Fitness Together Holdings, Inc. Ms. Cheatum spent nine years with Kansas City Power & Light, from 2001 to 2010, where she was Vice President of Procurement and previously as Vice President Human Resources.
Michael J. Naatz — Senior Vice President Operations Support and Chief Information Officer — 52 — Served in this capacity since August 2014. Mr. Naatz served as Senior Vice President and Chief Information Officer of the Company from May 2012 to July 2014. Prior to joining KCS, Mr. Naatz served as President of USF Holland, a YRC Worldwide, Inc. (“YRCW”) company, from 2011 to May 2012. From 2010 to 2011, Mr. Naatz served as President and Chief Customer Officer - Customer Care Division at YRCW. From 2008 to 2010, he served as Executive Vice President and Chief Information & Service Officer at YRCW. From 2005 to 2007, he served as President — Enterprise Services Division at YRCW. From 1994 to 2005, he held various leadership positions with USF Corporation.
Suzanne M. Grafton — Vice President and Chief Accounting Officer — 42 — Served in this capacity since July 24, 2017. Ms. Grafton served as Vice President of Audit and Enterprise Risk Management of the Company from April 2016 to July 2017 and as Vice President of Accounting from May 2014 to March 2016. From September 2006 to May 2014, Ms. Grafton served in various accounting leadership positions at KCS.
William J. Wochner — Senior Vice President and Chief Legal Officer — 70 — Served in this capacity since February 2007. He served as Vice President and Interim General Counsel from December 2006 to January 2007. From September 2006 to December 2006, Mr. Wochner served as Vice President and Associate General Counsel. From March 2005 to September 2006, Mr. Wochner served as Vice President Sales and Marketing/Contracts for KCSR. From February 1993 to March 2005, Mr. Wochner served as Vice President and General Solicitor of KCSR.

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
KCS U.S. and Mexico rail common carrier subsidiaries are required by United States and Mexican laws, respectively, to transport hazardous materials, which could expose KCS to significant costs and claims.
Under United States federal statutes and applicable Mexican laws, KCS’s common carrier responsibility requires it to transport hazardous materials. Any rail accident or other incident or accident on KCS’s network, facilities, or at the facilities of KCS’s customers involving the release of hazardous materials, including toxic inhalation hazard materials, could involve significant costs and claims for personal injury, property damage, and environmental penalties and remediation in excess of the Company’s insurance coverage for these risks, which could have a material adverse effect on KCS’s consolidated financial statements.
KCS’s business is subject to regulation by federal, state and local legislatures and agencies that could impose significant cost on the Company’s business operations.
KCS rail subsidiaries are subject to legislation and regulation enacted by federal, state and local legislatures and agencies in the U.S. and Mexico with respect to railroad operations. Government regulation of the railroad industry is a significant determinant of the competitiveness and profitability of railroads. Changes in legislation or regulation could have a negative impact on KCS’s ability to negotiate prices for rail services, could negatively affect competition among rail carriers, or could negatively impact operating practices, resulting in reduced efficiency, increased operating costs or increased capital investment, all of which could result in a material adverse effect on KCS’s consolidated financial statements.
New economic regulation in the U.S. or Mexico in current or future proceedings could change the regulatory framework within which the Company operates which could materially change the Company's business and have an adverse effect on the Company's consolidated financial statements.
Pursuant to the Mexican Antitrust Law and the Regulatory Railroad Service Law, the COFECE announced that it would review competitive conditions in the Mexican railroad industry, with respect to the existence of effective competition in the provision of interconnection services, trackage rights, switching rights and interline services used to render public freight transport in Mexico. The COFECE review includes the entire freight rail transportation market in Mexico and is not targeted to any single rail carrier. If the COFECE determines there is a lack of effective competition, the COFECE could request the ARTF, which has primary regulatory jurisdiction over the Company’s Mexican operations, to conduct proceedings to determine whether to establish new limited mandatory trackage rights and/or rate regulation under the Amendments to the Mexican Regulatory Railroad Service Law. Such proceedings could have a material adverse effect on the Company’s consolidated financial statements.

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
KCSM’s Mexican Concession is subject to revocation or termination in certain circumstances which would prevent KCSM from conducting rail operations over the Concession and would have a material adverse effect on the Company’s consolidated financial statements.
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

The SCT may revoke the Concession if KCSM is sanctioned at least three times within a period of five years for any of the following: unjustly interrupting the operation of its rail lines or for charging rates higher than those it has registered with the ARTF; unlawfully restricting the ability of other Mexican rail operators to use its rail lines; failing to make payments for damages caused during the performance of services; failing to comply with any term or condition of the Mexican Regulatory Railroad Service Law and regulations or the Concession; failing to make the capital investments required under its three-year business plan filed with the SCT; or failing to maintain an obligations compliance bond and insurance coverage as specified in the Mexican Regulatory Railroad Service Law and regulations. In addition, the Concession would terminate automatically if KCSM changes its nationality or assigns or creates any lien on the Concession, or if there is a change in control of KCSM without the SCT’s approval. The SCT may also terminate the Concession as a result of KCSM’s surrender of its rights under the Concession, or for reasons of public interest or upon KCSM’s liquidation or bankruptcy. If the Concession is terminated or revoked by the SCT for any reason, KCSM would receive no compensation and its interest in its rail lines, and all other fixtures covered by the Concession, as well as all improvements made by it, would revert to the Mexican government. Revocation or termination of the Concession could adversely affect the Company’s consolidated financial statements.
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
The level and timing of KCS’s Mexican business activity is heavily dependent upon the level of United States-Mexican trade and the effects of NAFTA on such trade. The Mexican operations depend on the United States and Mexican markets for the products KCSM transports, the relative position of Mexico and the United States in these markets at any given time, and tariffs or other barriers to trade. Failure to preserve NAFTA free trade provisions, or any other action imposing import duties or border taxes, could negatively impact KCS customers and the volume of rail shipments, and could have a material adverse effect on KCS’s consolidated financial statements.
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
KCS subsidiaries’ operations are subject to environmental regulation enacted by federal, state and local legislatures in the U.S. and Mexico. From time to time, certain KCS facilities have not been in compliance with environmental health and safety laws and regulations and there can be no assurance that KCS will always be in compliance with such laws and regulations in the future. Environmental liability under federal and state law in the United States can also extend to previously owned or operated properties, leased properties and properties owned by third parties, as well as to properties currently owned and used by the Company. Environmental liabilities may also arise from claims asserted by adjacent landowners or other third parties. Given the nature of its business, the Company incurs, and expects to continue to incur, environmental compliance costs, including, in particular, costs necessary to maintain compliance with requirements governing chemical and hazardous material shipping operations, refueling operations and repair facilities. KCS presently has environmental investigation and remediation obligations at certain sites, and will likely incur such obligations at additional sites in the future.
The Company’s Mexican subsidiaries’ operations are subject to Mexican federal and state laws and regulations relating to the protection of the environment, including standards for, among other things, water discharge, water supply, emissions, noise pollution, hazardous substances and transportation and handling of hazardous and solid waste. Under applicable Mexican law and regulations, administrative and criminal proceedings may be brought and economic sanctions imposed against companies that violate environmental laws, and non-complying facilities may be temporarily or permanently closed. KCSM is also subject to the laws of various jurisdictions with respect to the discharge of materials into the environment and to environmental laws and regulations issued by the governments of each of the Mexican states in which KCSM’s facilities are located. The terms of KCSM’s Concession from the Mexican government also impose environmental compliance obligations on KCSM. Failure to comply with any environmental laws or regulations may result in the termination of KCSM’s Concession or in fines or penalties that may affect profitability.
Liabilities accrued for environmental costs represent the Company’s best estimate of the probable future obligation for the remediation and settlement of matters related to these sites. However, remediation costs may exceed such estimates, due to various factors such as evolving environmental laws and regulations, changes in technology, the extent of other parties’ participation, developments in environmental surveys and studies, and the extent of corrective action that may ultimately be required. The Company cannot predict the effect, if any, that unidentified environmental matters or the adoption of additional or more stringent environmental laws and regulations would have on KCS’s consolidated financial statements.
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
KCSM currently meets the majority of its fuel requirements through purchases from PEMEX Transformación Industrial (“PEMEX”), the national oil company of Mexico, and other authorized fuel distributors of PEMEX fuel around the country. If PEMEX were to experience significant operational difficulties not quickly resolved, the KCSM operations could be materially adversely affected.
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
The Company is a party to collective bargaining agreements with various labor unions in the United States and Mexico. As of December 31, 2017, approximately 75% and 80% of KCSR and KCSM Servicios employees, respectively, were covered by labor contracts subject to collective bargaining. The Company may be subject to, among other things, strikes, work stoppages or work slowdowns as a result of disputes under these collective bargaining agreements and labor contracts or KCS’s potential inability to negotiate acceptable contracts with these unions. In the United States, because such agreements are generally negotiated on an industry-wide basis, determination of the terms and conditions of labor agreements have been and could continue to be beyond KCS’s control. KCS may, therefore, be subject to terms and conditions in industry-wide labor agreements that could have a material adverse effect on its consolidated financial statements. If the unionized workers in the United States or Mexico were to engage in a strike, work stoppage or other slowdown; if other employees were to become unionized or if the terms and conditions in future labor agreements were renegotiated, KCS could experience a significant disruption of its operations and higher ongoing labor costs. Although the U.S. Railway Labor Act imposes restrictions on the right of United States railway workers to strike, there is no law in Mexico imposing similar restrictions on the right of railway workers in that country to strike.

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
The unavailability of qualified personnel could adversely affect KCS’s operations.
Changes in demographics, training requirements and the unavailability of qualified personnel could negatively affect KCS’s ability to meet demand for rail service. Unforeseen increases in demand for rail services may exacerbate such risks, which could have a negative impact on KCS’s operational efficiency and otherwise have a material adverse effect on KCS’s consolidated financial statements.
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
Track Configuration
The Kansas City Southern Railway Company (“KCSR”) operates over a railroad system consisting of approximately 3,400 route miles in ten states extending from the midwest and southeast portions of the United States south to the Mexican border, which includes approximately 635 miles of trackage rights that permit KCSR to operate its trains with its crews over other railroads’ tracks.
Under its concession from the Mexican government (the “Concession”), Kansas City Southern de México, S.A. de C.V. (“KCSM”) has the right to operate approximately 3,300 route miles, but does not own the land, roadway, or associated structures, and additionally has approximately 550 miles of trackage rights. The Concession requires KCSM to make investments as described in a business plan filed every three years with the Mexican government. See Item 1A, “Risk Factors — KCSM’s Mexican Concession is subject to revocation or termination in certain circumstances which would prevent KCSM from operating its railroad and would have a material adverse effect on the Company’s consolidated financial statements.”

Kansas City Southern Rail Network

NE
IA
IL
IN
OH
PA
CO
KS
MO
KY
WV
VA
NC
TN
SC
OK
AR
MS
AL
GA
TX
LA
FL
Chicago
Omaha
Council Bluffs
Lincoln
Jacksonville
Springfield
Roodhouse
Louisiana
Clark
Marshall
Mexico
Atchison
Topeka
Kansas City
East St. Louis
Amsterdam
Pittsburg
Joplin
Neosho
Sallisaw
Fort Smith
Spiro
Heavener
Waldron
De Queen
Nashville
Ashdown
Hope
Texarkana
Sulphur Springs
Hughes Springs
Springhill
Minden
Metro
Wylie
Alliance
Dallas
Jefferson
Sibley
Gibsland
Monroe
Redwood
Sebastopol
Jackson
Shreveport
Bayou Pierre
Joyce
Winnfield
Kraft
Natchitoches
Alexandria
Vicksburg
Counce
Corinth
Yellow Creek
New Albany
Tupelo
Aberdeen
Artesia
Columbus
Brookwood
Birmingham
Louisville
Tuscaloosa
Meridian
Newton
Bay Springs
Waynesboro
Hattiesburg
Palmer
Mobile
Delisle
Gulfport
DeRidder
Port Hudson
Brooklawn
Baton Rouge
Geismar
New Orleans
DeQuincy
Beaumont
West Lake
West Lake Charles
Nederland
Port Arthur
Rosenberg
Kendleton
Houston
Galveston
Victoria
Robstown
Corpus Christi
Laredo
Nuevo Laredo
Sanchez
Hebbronville
Coah.
Salinas Victoria
Brownsville
Reynosa
Matamoros
Saltillo
Monterrey
Ramos Arizpe
N.L.
Pedro C. Morales
Gulf of Mexico
The Kansas City Southern Railway Company/Kansas City Southern de Mexico, S.A. de C.V.
Haulage and/or Marketing Agreements and Trackage Rights
Intermodal Facility
Port
Vanegas
Tamps.
Zac.
Laguna Seca
S.L.P.
Altamira
Chicalote
Aguascalientes
Arellano
Ags.
San Luis Potosi
Ciudad Valles
Tampico
Escobedo
Silao
Gto.
Viborillas
Guadalajara
Jal.
Irapuato
Ahorcado
Celaya
Mariscala
Queretaro
Qro.
Hidalgo
Acambaro
Morelia
Ajuno
Uruapan
Mich.
Lecheria
Ver.
Xalapa
Santa Fe
Toluca
Mexico City
D.F.
Oriental
Veracruz
Puebla
Méx.
Mor.
Pue.
Lazaro Cardenas
Yuc.
Q. Roo.
Camp.
Tab.
Gro.
Oax.
Chis.

Equipment Configuration
As of December 31, 2017 and 2016, KCS owned and leased the following units of equipment:

	2017			2016
	Owned	Leased	Total	Owned	Leased	Total
Freight Cars:
Box cars	3,205	1,212	4,417	3,212	2,105	5,317
Hoppers (covered and open top)	4,735	2,107	6,842	4,333	2,030	6,363
Gondolas	2,619	1,267	3,886	2,993	1,295	4,288
Automotive	2,731	1,142	3,873	2,483	768	3,251
Flat cars (intermodal and other)	850	98	948	851	97	948
Tank cars	4	568	572	4	645	649
Total	14,144	6,394	20,538	13,876	6,940	20,816

Locomotives:
Freight	736	146	882	736	121	857
Switching	187	—	187	187	—	187
Total	923	146	1,069	923	121	1,044

Average Age (in Years) of Owned and Leased Locomotives:	2017	2016
Freight	16.2	15.0
Switching	42.0	41.0
All locomotives	20.2	19.7
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
Capital Expenditures
The Company’s cash capital expenditures for the three years ended December 31, 2017, 2016, and 2015, and planned 2018 capital expenditures are included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Expenditures”. See also Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Capitalization, Depreciation and Amortization of Property and Equipment (including Concession Assets)” regarding the Company’s policies and guidelines related to capital expenditures.

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

	Fourth	Third	Second	First
2017
Dividends per share:
Common stock	$0.36	$0.36	$0.33	$0.33
$25 par preferred stock	0.25	0.25	0.25	0.25

Stock price ranges:
$25 par preferred:
— High	$28.91	$29.14	$29.50	$29.35
— Low	26.96	27.35	25.45	26.75
Common:
— High	$114.85	$109.13	$105.15	$90.82
— Low	99.70	100.17	84.92	79.05

2016
Dividends per share:
Common stock	$0.33	$0.33	$0.33	$0.33
$25 par preferred stock	0.25	0.25	0.25	0.25

Stock price ranges:
$25 par preferred:
— High	$31.10	$29.54	$29.00	$27.30
— Low	25.52	26.40	25.70	25.31
Common:
— High	$96.83	$100.69	$98.99	$88.84
— Low	79.30	86.52	83.00	62.20
Dividend Policy
Common Stock. Any declarations and payments of dividends to holders of the Company’s common stock are at the discretion of the Board of Directors, and are based on many factors, including the Company’s financial condition, earnings, capital requirements and other factors that the Board of Directors deems relevant. Subject to these qualifications, the Company expects to continue to pay dividends on an ongoing basis.
Holders
There were 2,138 record holders of KCS common stock on January 19, 2018; however, the number of actual holders of KCS common stock is greater due to the practice of brokerage firms registering many shares for clients in the brokerage firm’s name.

Securities Authorized for Issuance Under Equity Compensation Plans
See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information about securities authorized for issuance under KCS’s equity compensation plans.
Performance Graph
The following graph shows the changes in value over the five years ended December 31, 2017, of an assumed investment of $100 in: (i) KCS’s common stock; (ii) the stocks that comprise the Dow Jones U.S. Industrial Transportation Index; and (iii) the stocks that comprise the S&P 500 Index. The table following the graph shows the value of those investments on December 31 for each of the years indicated. The values for the assumed investments depicted on the graph and in the table have been calculated assuming that any cash dividends are reinvested.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Among Kansas City Southern, the S&P 500 Index
and the Dow Jones U.S. Industrial Transportation Index

	2012	2013	2014	2015	2016	2017
Kansas City Southern	$100.00	$149.50	$148.83	$92.38	$106.56	$133.99
S&P 500 (1)	100.00	132.39	150.51	152.59	170.84	208.14
Dow Jones U.S. Industrial Transportation (2)	100.00	140.91	171.45	133.47	172.86	221.67
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

Purchases of Equity Securities
During the first half of 2017, KCS concluded its $500.0 million share repurchase program, announced on May 14, 2015 (the “2015 Program”). On August 15, 2017, the Company announced that the Board of Directors approved a new share repurchase program, pursuant to which up to $800.0 million in shares of common stock could be repurchased through June 30, 2020 (the “2017 Program”). The authorization included a $200.0 million Accelerated Share Repurchase program and a $600.0 million open market share repurchase program.
During 2017, KCS repurchased 1,340,209 shares of common stock for $120.4 million at an average price of $89.83 per share under the 2015 Program, and 2,419,469 shares of common stock for $255.2 million at an average price of $105.48 per share under the 2017 Program. In total during 2017, KCS repurchased 3,759,678 shares of common stock for $375.6 million at an average price of $99.90 per share under both the 2015 Program and the 2017 Program. The following table presents common stock repurchases during each month for the fourth quarter of 2017:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be purchased under the Plans or Programs
October 1-31, 2017	254,792	(i)	$101.10	(i)	254,792	(i)	$589,239,305
November 1-30, 2017	299,724		$105.46		299,724		$557,631,058
December 1-31, 2017	114,676		$111.86		114,676		$544,803,013
Total	669,192				669,192

(i)
In the third quarter of 2017, the Company paid $200.0 million under two ASR agreements and received an aggregate of initial delivery of 1,598,796 shares. One of the ASR agreements was settled in the third quarter of 2017, with the Company receiving 151,481 additional shares for a total of 1,750,277 and a value of $185.0 million. In October 2017, the second ASR agreement was settled with the Company receiving 151,492 additional shares and a value of $15.0 million, which is included in the number of shares and the average price paid per share in the table above. The average price paid per share upon completion of the ASR agreements was $105.17. See Note 13 to the consolidated financial statements included in Item 8.

Item 6.	Selected Financial Data
The selected financial data below (in millions, except per share amounts) should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this Form 10-K as well as the consolidated financial statements and the related notes.

	2017	2016	2015	2014	2013
Earnings From Continuing Operations
Revenues	$2,582.9	$2,334.2	$2,418.8	$2,577.1	$2,369.3
Operating expenses (i) (ii)	1,661.3	1,515.7	1,615.0	1,768.0	1,630.7
Operating income	$921.6	$818.5	$803.8	$809.1	$738.6
Net income (iii) (iv)	$963.9	$479.9	$485.3	$504.3	$353.3
Earnings per common share:
Basic	$9.18	$4.44	$4.41	$4.56	$3.19
Diluted	9.16	4.43	4.40	4.55	3.18
Financial Position
Total assets	$9,198.7	$8,817.5	$8,341.0	$7,976.4	$7,283.7
Total long-term debt obligations, including current portion and short-term borrowings	2,619.4	2,478.2	2,401.1	2,301.4	2,168.8
Total stockholders’ equity	4,548.9	4,089.9	3,914.3	3,755.5	3,370.6
Total equity	4,865.4	4,404.5	4,224.7	4,064.1	3,676.6
Other Data Per Common Share
Cash dividends declared per common share	$1.38	$1.32	$1.32	$1.12	$0.86
_____________________

(i)
During 2017 and 2016, the Company recognized a benefit of $44.1 million and $62.8 million, respectively, related to a credit available for the excise tax included in the price of fuel that is purchased and consumed in locomotives and certain work equipment in Mexico.

(ii)
During 2015 and 2014, the Company recognized pre-tax lease termination costs of $9.6 million and $38.3 million, respectively, within operating expenses due to the early termination of certain operating leases and the related purchase of equipment.

(iii)
During 2017, the Company recognized a $413.0 million net tax benefit as a result of the Tax Cuts and Jobs Act (the “Tax Reform Act”), which was signed into law December 22, 2017. Further information on the tax impacts of the Tax Reform Act is presented in Note 12 to the consolidated financial statements in Item 8.

(iv)
During 2015, 2014 and 2013, the Company recognized pre-tax debt retirement and exchange costs of $7.6 million, $6.6 million and $119.2 million, respectively, related to debt restructuring activities that occurred during the periods.

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
CAUTIONARY INFORMATION
The discussions set forth in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, quarterly earnings calls, executive presentations, in the annual report to stockholders and in other filings with the Securities and Exchange Commission. Readers can usually identify these forward-looking statements by the use of such verbs as “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. These statements involve a number of risks and uncertainties. Actual results could materially differ from those anticipated by such forward-looking statements. Such differences could be caused by a number of factors or combination of factors including, but not limited to, the factors identified below and those discussed under Item 1A of this Form 10-K, “Risk Factors.” Readers are strongly encouraged to consider these factors and the following factors when evaluating any forward-looking statements concerning the Company:

•	the outcome of claims and litigation, including those related to environmental contamination, personal injuries and property damage;

•	changes in legislation and regulations or revisions of controlling authority;

•	the adverse impact of any termination or revocation of Kansas City Southern de México, S.A. de C.V. (“KCSM”)’s concession by the Mexican government;

•	United States, Mexican and global economic, political and social conditions;

•	the effects of the North American Free Trade Agreement (“NAFTA”), on the level of trade among the United States, Mexico and Canada;

•	the level of trade between the United States and Asia or Mexico;

•	the effects of fluctuations in the peso-dollar exchange rate;

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
CORPORATE OVERVIEW
Kansas City Southern, a Delaware corporation, is a transportation holding company that has railroad investments in the U.S., Mexico and Panama. In the U.S., the Company serves the central and south central U.S. Its international holdings serve northeastern and central Mexico and the port cities of Lazaro Cardenas, Tampico and Veracruz, and a fifty percent interest in Panama Canal Railway Company provides ocean-to-ocean freight and passenger service along the Panama Canal. KCS’s North American rail holdings and strategic alliances are primary components of a NAFTA railway system, linking the commercial and industrial centers of the U.S., Canada and Mexico. Its principal subsidiaries and affiliates include the following:

•	The Kansas City Southern Railway Company (“KCSR”), a wholly-owned subsidiary;

•	KCSM, a wholly-owned subsidiary;

•	Mexrail, Inc. (“Mexrail”), a wholly-owned consolidated subsidiary; which, in turn, wholly owns The Texas Mexican Railway Company (“Tex-Mex”);

•	KCSM Servicios, S.A. de C.V. (“KCSM Servicios”), a wholly-owned subsidiary;

•	Meridian Speedway, LLC (“MSLLC”), a seventy percent-owned consolidated affiliate;

•	Panama Canal Railway Company (“PCRC”), a fifty percent-owned unconsolidated affiliate;

•	TFCM, S. de R.L. de C.V. (“TCM”), a forty-five percent-owned unconsolidated affiliate;

•	Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”), a twenty-five percent-owned unconsolidated affiliate; and

•	PTC-220, LLC (“PTC-220”), a fourteen percent-owned unconsolidated affiliate.
EXECUTIVE SUMMARY
2017 Financial Overview
Revenues in 2017 increased 11% from 2016, due to 6% and 5% increases in revenue per carload/unit and carload/unit volumes, respectively. Revenue per carload/unit increased due to mix, increased average length of haul, positive pricing impacts and higher fuel surcharge. Energy revenue increased $81.1 million, primarily due to an increase in utility coal volumes due to higher natural gas prices and lower coal inventory levels. In addition, frac sand volumes increased due to strong demand as a result of higher crude oil prices.
Operating expenses increased 10% compared to 2016, primarily due to higher fuel prices and consumption, and compensation and benefits. Expense fluctuations resulting from higher fuel prices largely offset the revenue fluctuations driven by these same macroeconomic factors. Operating expenses as a percentage of revenues decreased to 64.3% in 2017 from 64.9% in 2016.
In 2017, the Company invested $559.5 million in capital expenditures. In addition, the Company purchased $42.6 million of equipment under existing operating leases or replacement equipment as certain operating leases expired, which was primarily funded with internally generated cash flows and short-term borrowings.
The Company reported 2017 earnings of $9.16 per diluted share on consolidated net income attributable to Kansas City Southern and subsidiaries of $962.0 million for the year ended December 31, 2017, compared to annual earnings of $4.43 per diluted share on consolidated net income attributable to Kansas City Southern and subsidiaries of $478.1 million for 2016, due to increased net income, largely resulting from the recognition of a $413.0 million net tax benefit as a result of the Tax Cuts and Jobs Act (the “Tax Reform Act”), and the accelerated share repurchase program that was implemented during the third quarter of 2017, which reduced the weighted-average shares outstanding. Further information on the tax impacts of the Tax Reform Act is included in the Company’s consolidated financial statements presented in Note 12 to the consolidated financial statements in Item 8.

RESULTS OF OPERATIONS
Year Ended December 31, 2017, compared with the Year Ended December 31, 2016
The following summarizes KCS’s consolidated income statement components (in millions):

	2017	2016	Change
Revenues	$2,582.9	$2,334.2	$248.7
Operating expenses	1,661.3	1,515.7	145.6
Operating income	921.6	818.5	103.1
Equity in net earnings of affiliates	11.5	14.6	(3.1)
Interest expense	(100.2)	(97.7)	(2.5)
Foreign exchange gain (loss)	41.7	(72.0)	113.7
Other expense, net	(0.3)	(0.7)	0.4
Income before income taxes	874.3	662.7	211.6
Income tax expense (benefit)	(89.6)	182.8	(272.4)
Net income	963.9	479.9	484.0
Less: Net income attributable to noncontrolling interest	1.9	1.8	0.1
Net income attributable to Kansas City Southern and subsidiaries	$962.0	$478.1	$483.9

Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Chemical and petroleum	$539.9	$475.4	14%	273.5	258.5	6%	$1,974	$1,839	7%
Industrial and consumer products	588.3	554.0	6%	329.9	317.0	4%	1,783	1,748	2%
Agriculture and minerals	477.4	461.0	4%	244.3	251.4	(3%)	1,954	1,834	7%
Energy	283.8	202.7	40%	291.7	253.9	15%	973	798	22%
Intermodal	363.8	357.6	2%	975.1	952.8	2%	373	375	(1%)
Automotive	230.8	189.9	22%	155.5	133.3	17%	1,484	1,425	4%
Carload revenues, carloads and units	2,484.0	2,240.6	11%	2,270.0	2,166.9	5%	$1,094	$1,034	6%
Other revenue	98.9	93.6	6%
Total revenues (i)	$2,582.9	$2,334.2	11%

(i) Included in revenues:
Fuel surcharge	$169.5	$103.8

Revenues include revenue for transportation services and fuel surcharges. Notwithstanding the impacts of Hurricane Harvey, revenues and carload/unit volumes increased 11% and 5%, respectively, for the year ended December 31, 2017, compared to the prior year. Revenue per carload/unit increased by 6% due to mix, increased average length of haul, positive pricing impacts, and higher fuel surcharge. Energy revenues increased $81.1 million, primarily due to an increase in utility coal volumes due to higher natural gas prices and lower coal inventory levels. In addition, frac sand volumes increased due to strong demand as a result of higher crude oil prices. Chemical and petroleum revenues increased $64.5 million, primarily due to increased refined product and liquefied petroleum gas shipments to Mexico. The increase in revenue per carload/unit was partially offset by the weakening of the Mexican peso against the U.S. dollar of approximately $8.0 million, compared to the prior year, for revenue transactions denominated in Mexican pesos. The average exchange rate of Mexican pesos per U.S. dollar was Ps.18.9 for 2017 compared to Ps.18.7 for 2016.
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
Fuel surcharge revenue increased $65.7 million for the year ended December 31, 2017, compared to the prior year, due to higher fuel prices and the impact of fuel prices increasing above the fuel price thresholds for certain of KCS’s tariffs and contracts. Additionally, fuel surcharge increased due to separating the fuel surcharge for certain customers from the line haul rate, as well as increased volumes.
The following discussion provides an analysis of revenues by commodity group:
Revenues by commodity
group for 2017

Chemical and petroleum. Revenues increased $64.5 million for the year ended December 31, 2017, compared to 2016, due to a 7% increase in revenue per carload/unit and a 6% increase in carload/unit volumes. Revenue per carload/unit increased due to longer average length of haul and positive pricing impacts. Petroleum volumes increased due to refined product and liquefied petroleum gas shipments to Mexico.

Industrial and consumer products. Revenues increased $34.3 million for the year ended December 31, 2017, compared to 2016, due to a 4% increase in carload/unit volumes and a 2% increase in revenue per carload/unit. Other carloads’ volumes increased due to strong military movements. Revenue per carload/unit increased due to higher fuel surcharge, metals and scrap longer average length of haul, and positive pricing impacts.

Revenues by commodity
group for 2017

Agriculture and minerals. Revenues increased $16.4 million for the year ended December 31, 2017 compared to 2016, due to a 7% increase in revenue per carload/unit, partially offset by a 3% decrease in carload/unit volumes. Revenue per carload/unit increased due to positive pricing impacts, longer average length of haul, and higher fuel surcharge. Food products volumes decreased due to change in market demand.

Energy. Revenues increased $81.1 million for the year ended December 31, 2017, compared to 2016, due to a 22% increase in revenue per carload/unit and a 15% increase in carload/unit volumes. Revenues per carload/unit increased due to longer average length of haul, positive pricing impacts, mix, and higher fuel surcharge. Utility coal volumes increased due to higher natural gas prices and lower coal inventory levels. Additionally, frac sand volumes increased due to strong demand as a result of higher crude oil prices.

Frac Sand
18%
Crude Oil
9%
Utility
Coal
59%
Coal &
Petroleum
Coke
14%

Intermodal. Revenues increased $6.2 million for the year ended December 31, 2017, compared to 2016, due to a 2% increase in carload/unit volumes, partially offset by a 1% decrease in revenue per carload/unit. The volume increase was attributable to new business and lower volumes in second half of 2016 due to service disruptions from protests, partially offset by truck capacity in the U.S. and Mexico. Revenue per carload/unit decreased due to shorter average length of haul and mix.
Automotive. Revenues increased $40.9 million for the year ended December 31, 2017, compared to 2016, due to 17% increase in carload/unit volumes and a 4% increase in revenue per carload/unit. Volumes increased due to customers’ temporary plant shutdowns in the first half of 2016, the introduction of new automobile models, and new plant openings. Revenue per carload/unit increased due to higher fuel surcharge and positive pricing impacts, partially offset by the weakening of the Mexican peso against the U.S. dollar.

Operating Expenses
Operating expenses, as shown below (in millions), increased $145.6 million for the year ended December 31, 2017, compared to 2016, primarily due to higher fuel prices and consumption, and compensation and benefits. The weakening of the Mexican peso against the U.S. dollar resulted in an expense reduction of approximately $5.0 million for expense transactions denominated in Mexican pesos. The average exchange rate of Mexican pesos per U.S. dollar was Ps.18.9 for 2017 compared to Ps.18.7 for 2016.

			Change
	2017	2016	Dollars	Percent
Compensation and benefits	$493.8	$462.4	$31.4	7%
Purchased services	193.7	208.5	(14.8)	(7%)
Fuel	316.1	253.8	62.3	25%
Mexican fuel excise tax credit	(44.1)	(62.8)	18.7	(30%)
Equipment costs	129.2	120.0	9.2	8%
Depreciation and amortization	320.9	305.0	15.9	5%
Materials and other	251.7	228.8	22.9	10%
Total operating expenses	$1,661.3	$1,515.7	$145.6	10%
Compensation and benefits. Compensation and benefits increased $31.4 million for the year ended December 31, 2017, compared to 2016, due to increases in annual wages and benefits of approximately $16.0 million. In addition, compensation and benefits increased by approximately $12.0 million due to increased headcount as a result of higher carloads and car repair in Mexico being performed in-house starting in October 2016.
Purchased services. Purchased services expense decreased $14.8 million for the year ended December 31, 2017, compared to 2016, due to car repair in Mexico being performed in-house starting in October 2016, partially offset by increases in repairs and maintenance, joint facilities expenses, computer software expenses, and detours.
Fuel. Fuel expense increased $62.3 million for the year ended December 31, 2017, compared to 2016, due to higher diesel fuel prices of approximately $30.0 million and $21.0 million in Mexico and the U.S., respectively, and higher consumption of approximately $19.0 million, partially offset by the weakening of the Mexican peso of approximately $4.0 million and improved efficiency of approximately $4.0 million. The average price per gallon, inclusive of the impact from the weakening of the Mexican peso, was $2.27 in 2017, compared to $1.95 in 2016.
Mexican fuel excise tax credit. Fuel purchases made in Mexico are subject to an excise tax that is included in the price of fuel. The Company is eligible for and utilizes an available credit for the excise tax included in the price of fuel that is purchased and consumed in locomotives and certain work equipment in Mexico. For the year ended December 31, 2017, the Company recognized a $44.1 million benefit, compared to a $62.8 million benefit recognized in 2016. The reduced benefit is due to a lower excise tax rate in effect for 2017 as compared to 2016. The Mexican fuel excise tax credit is realized through the offset of the total annual Mexico income tax liability and income tax withholding payment obligations of KCSM, with no carryforward to future periods.
Equipment costs. Equipment costs increased $9.2 million for the year ended December 31, 2017, compared to 2016, due to higher car hire expense resulting from increased automotive business impacting rates and volumes, partially offset by improved efficiency.
Depreciation and amortization. Depreciation and amortization expense increased $15.9 million for the year ended December 31, 2017, compared to 2016, due to a larger asset base.
Materials and other. Materials and other expense increased $22.9 million for the year ended December 31, 2017, compared to 2016, due to car repair in Mexico being performed in-house starting in October 2016, which resulted in additional materials purchased, and in an increase in casualty derailment expense.

Non-Operating Expenses
Equity in net earnings of affiliates. Equity in net earnings from affiliates decreased $3.1 million for the year ended December 31, 2017, compared to 2016, as a result of lower equity in net earnings from the operations of PCRC due to a decrease in container volumes.
Interest expense. Interest expense increased $2.5 million for the year ended December 31, 2017, compared to 2016, due to higher average debt balances, partially offset by lower average interest rates as a result of an increased proportion of commercial paper in the overall debt mix. For the year ended December 31, 2017, the average debt balance (including commercial paper) was $2,603.6 million, compared to $2,492.7 million in 2016. The average interest rate for the year ended December 31, 2017 was 3.9%, compared to 4.0% in 2016.
Foreign exchange gain (loss). For the year ended December 31, 2017 foreign exchange gain was $41.7 million, compared to a loss of $72.0 million in 2016. Foreign exchange gain (loss) includes the re-measurement and settlement of net monetary assets denominated in Mexican pesos and the gain (loss) on foreign currency derivative contracts.
For the year ended December 31, 2017, the re-measurement and settlement of net monetary assets denominated in Mexican pesos resulted in a foreign exchange gain of $3.5 million, compared to a loss of $18.5 million in 2016.
The Company enters into foreign currency derivative contracts to hedge its net exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar. For the year ended December 31, 2017, foreign exchange gain on foreign currency derivative contracts was $38.2 million compared to a loss of $53.5 million in 2016.
Other expense, net. Other expense, net, decreased $0.4 million for the year ended December 31, 2017, compared to 2016, due to an increase in miscellaneous income.
Income tax expense (benefit). Income tax expense (benefit) decreased $272.4 million for the year ended December 31, 2017, compared to 2016, due to the impact of the Tax Reform Act enacted on December 22, 2017. The Company recognized a $487.6 million tax benefit as a result of revaluing the U.S. ending net deferred tax liabilities from 35% to the newly enacted U.S. corporate income tax rate of 21%. The tax benefit was partially offset by tax expense of $74.6 million for the deemed mandatory repatriation of undistributed earnings. The effective tax rate was (10.2%) and 27.6% for the years ended December 31, 2017 and 2016, respectively. The decrease in the effective tax rate was due to impact of the Tax Reform Act.
The strengthening of the Mexican peso as of December 31, 2017 as compared to December 31, 2016 increased the Company’s Mexican cash tax obligation by $18.8 million for the year ended December 31, 2017, whereas the weakening of the Mexican peso as of December 31, 2016 decreased the Company’s Mexican cash tax obligation by $49.2 million for the year ended December 31, 2016. The Company enters into foreign currency derivative contracts to hedge its net exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar, and gains and losses on these foreign currency derivative contracts are recorded in foreign exchange gain (loss).
Further information on the components of the effective tax rates for the years ended December 31, 2017 and 2016, is presented in Note 12 to the consolidated financial statements in Item 8.
Beginning in 2018, the Company’s effective tax rate is expected to be reduced to 29%-30%, assuming a constant exchange rate of the Mexican peso against the U.S. dollar. The Company expects U.S. tax reform to reduce U.S. cash taxes by approximately $90.0 million over 2018 through 2020.

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
Fuel surcharge revenue decreased $126.3 million for the year ended December 31, 2016, compared to the prior year, due in part to combining the fuel surcharge for certain customers with the line haul rate. In addition, fuel surcharge revenue decreased due to lower U.S. fuel prices and the impact of fuel prices falling below fuel price thresholds for certain of KCS’s tariffs and contracts during 2016.
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

Operating Expenses
Operating expenses, as shown below (in millions), decreased $99.3 million for the year ended December 31, 2016, compared to 2015, primarily due to the Mexican fuel excise tax credit, the weakening of the Mexican peso against the U.S. dollar, and lower fuel prices. The weakening of the Mexican peso against the U.S. dollar resulted in an expense reduction of approximately $63.0 million or 4% for expense transactions denominated in Mexican pesos. The average exchange rate of Mexican pesos per U.S. dollar was Ps.18.7 for 2016 compared to Ps.15.8 for 2015.

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
Mexican fuel excise tax credit. Fuel purchases made in Mexico are subject to an excise tax that is included in the price of fuel. In 2016, the Company determined it was eligible for and could utilize an available credit for the excise tax included in the price of fuel that is purchased and consumed in locomotives and certain work equipment in Mexico and recognized a $62.8 million benefit. The Mexican fuel excise tax credit is realized through the offset of the total annual 2016 Mexico income tax liability and income tax withholding payment obligations of KCSM, with no carryforward to future periods.
Equipment costs. Equipment costs increased $0.6 million for the year ended December 31, 2016, compared to 2015, due to higher car hire expense due to volume mix, partially offset by lower lease expense as a result of the purchase of equipment under existing operating leases and replacement equipment as certain operating leases expired.
Depreciation and amortization. Depreciation and amortization increased $20.4 million for the year ended December 31, 2016, compared to 2015, due to a larger asset base.
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
Interest expense. Interest expense increased $15.8 million for the year ended December 31, 2016, compared to 2015, due to higher average debt balances and average interest rates as a result of the Company’s issuance of debt during the third quarter of 2015 and the second quarter of 2016. For the year ended December 31, 2016, the average debt balance (including short-term borrowings) was $2,492.7 million, compared to $2,257.8 million in 2015. The average interest rate for the year ended December 31, 2016 was 4.0%, compared to 3.7% in 2015.
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
Income tax expense. Income tax expense decreased $4.5 million for the year ended December 31, 2016, compared to 2015, due to lower pre-tax income and a lower effective tax rate. The effective tax rate was 27.6% and 27.8% for the years ended December 31, 2016 and 2015, respectively. The decrease in the effective tax rate was primarily due to the more significant weakening of the Mexican peso against the U.S. dollar in 2016 as compared to 2015.
The weakening of the Mexican peso as of December 31, 2016 and 2015 decreased the Company’s Mexican cash tax obligation by $49.2 million and $46.4 million for the years ended December 31, 2016 and 2015, respectively. The Company enters into foreign currency derivative contracts to hedge its net exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar, and gains and losses on these foreign currency derivative contracts are recorded in foreign exchange gain (loss).
Further information on the components of the effective tax rates for the years ended December 31, 2016 and 2015, is presented in Note 12 to the consolidated financial statements in Item 8.

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
During 2017, the Company invested $559.5 million in capital expenditures. See Capital Expenditures section for further details.
During the first half of 2017, KCS concluded its $500.0 million share repurchase program, announced in May 2015 (the “2015 Program”). In August 2017, the Company announced a new share repurchase program of up to $800.0 million, which expires on June 30, 2020 (the “2017 Program”). Included within the 2017 Program was authorization for an accelerated share repurchase (“ASR”) program limited to $200.0 million. The Company entered into an ASR program of $200.0 million in the third quarter of 2017, and settled the program in the fourth quarter of 2017. The Company’s 2017 repurchases of common stock, which include shares repurchased through the 2015 Program and the 2017 Program, totaled 3,759,678 shares at an average price of $99.90 per share and a total cost of $375.6 million. Remaining share repurchases are expected to be funded by cash on hand, cash generated from operations and debt. Management's assessment of market conditions, available liquidity and other factors will determine the timing and volume of any future repurchases. Refer to Note 13, Stockholders’ Equity in the notes to the consolidated financial statements in Item 8 for additional detail on the Company’s share repurchase activity.
The Company’s financing instruments contain restrictive covenants which limit or preclude certain actions; however, the covenants are structured such that the Company expects to have sufficient flexibility to conduct its operations. The Company was in compliance with all of its debt covenants as of December 31, 2017.
For discussion regarding the agreements representing the indebtedness of KCS, see Note 10, Short-Term Borrowings and Note 11, Long-Term Debt in the notes to the consolidated financial statements section in Item 8.
During the first half of 2017, the Company’s Board of Directors declared quarterly cash dividends of $0.33 per share or $69.9 million on its common stock. During the second half of 2017, the Company’s Board of Directors declared quarterly cash dividends of $0.36 per share or $74.3 million on its common stock. On January 23, 2018, the Company’s Board of Directors declared a cash dividend of $0.36 per share payable on April 4, 2018, to common stockholders of record as of March 12, 2018. Subject to the discretion of the Board of Directors, capital availability and a determination that cash dividends continue to be in the best interest of its stockholders, the Company intends to pay a quarterly dividend on an ongoing basis.
On December 31, 2017, total available liquidity (the cash balance plus revolving credit facility availability) was $588.9 million, compared to available liquidity at December 31, 2016 of $789.2 million. This decrease was primarily due to an increase in commercial paper and reduction in cash on hand to fund share repurchases made during 2017.
As of December 31, 2017, the total cash and cash equivalents held outside of the U.S. in foreign subsidiaries was $113.7 million. The Company expects that this cash will be available to fund company operations without incurring significant additional taxes.
KCS’s operating results and financing alternatives can be impacted by various factors, some of which are outside of its control. For example, if KCS were to experience a reduction in revenues or a substantial increase in operating costs or other liabilities, its earnings could be significantly reduced, increasing the risk of non-compliance with debt covenants. Additionally, the Company is subject to external factors impacting debt and equity capital markets and its ability to obtain financing under reasonable terms is subject to market conditions. Volatility in capital markets and the tightening of market liquidity could impact KCS’s access to capital. Further, KCS’s cost of debt can be impacted by independent rating agencies which assign debt ratings based on certain factors including competitive position, credit measurements such as interest coverage and leverage ratios, and liquidity.

Cash Flow Information and Contractual Obligations
Summary cash flow data follows (in millions):

	2017	2016	2015
Cash flows provided by (used for):
Operating activities	$1,028.4	$919.0	$909.2
Investing activities	(681.1)	(628.2)	(873.0)
Financing activities	(383.8)	(256.8)	(247.6)
Net increase (decrease) in cash and cash equivalents	(36.5)	34.0	(211.4)
Cash and cash equivalents beginning of year	170.6	136.6	348.0
Cash and cash equivalents end of year	$134.1	$170.6	$136.6
During 2017, cash and cash equivalents decreased $36.5 million as a result of the impacts discussed in the paragraphs below. During 2016, cash and cash equivalents increased $34.0 million as a result of the impacts discussed in the paragraphs below.
Operating Cash Flows. Net cash provided by operating activities increased $109.4 million for 2017, as compared to 2016, primarily due to increased operating income of $103.1 million. Net cash provided by operating activities increased $9.8 million for 2016, as compared to 2015, due to an increase in cash inflows from working capital items resulting mainly from the timing of certain payments, partially offset by the 2016 Mexican fuel excise tax credit, which reduced cash taxes paid during 2017.
Investing Cash Flows. Net cash used for investing activities increased $52.9 million for 2017, as compared to 2016, due to a a $21.8 million increase in capital expenditures, $19.5 million increase in investments in and advances to affiliates, and a $16.0 million increase in expenditures for the purchase or replacement of equipment under existing operating leases. Net cash used for investing activities decreased $244.8 million for 2016, as compared to 2015, due to a $124.4 million decrease in capital expenditures and a $117.6 million decrease in expenditures for the purchase or replacement of equipment under existing operating leases. Additional capital expenditure information is included within the Capital Expenditure section of Liquidity and Capital Resources.
Financing Cash Flows. Net cash used for financing activities increased $127.0 million for 2017, as compared to 2016, due to an increase in the repurchase of common stock of $190.2 million, partially offset by an increase in net proceeds from short-term borrowings of $58.2 million. Net cash used for financing activities increased $9.2 million for 2016, as compared to 2015, due to a decrease in net proceeds from long-term debt and short-term borrowings of $29.7 million, partially offset by a decrease in debt cost payments of $17.7 million.

Contractual Obligations. The following table outlines the material obligations and commitments as of December 31, 2017 (in millions):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 years
Long-term debt and short-term borrowings (including interest and capital lease obligations) (i)	$4,083.4	$474.5	$491.1	$182.5	$2,935.3
Operating leases	281.7	60.9	93.9	49.7	77.2
Deemed mandatory repatriation tax (ii)	44.9	3.6	7.2	7.2	26.9
Capital expenditure obligations (iii)	400.3	149.8	250.5	—	—
Other contractual obligations (iv)	547.5	105.3	143.4	89.6	209.2
Total	$5,357.8	$794.1	$986.1	$329.0	$3,248.6
_____________________

(i)
For variable rate obligations, interest payments were calculated using the December 31, 2017 rate. For fixed rate obligations, interest payments were calculated based on the applicable rates and payment dates.

(ii)	U.S. federal income tax on deemed mandatory repatriation is payable over 8 years pursuant to the Tax Reform Act.

(iii)	Capital expenditure obligations include minimum capital expenditures under the KCSM Concession agreement and other regulatory requirements.

(iv)	Other contractual obligations include purchase commitments and certain maintenance agreements.
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
The Company is party to three utilization leases covering 571 railcars in which car hire revenue as defined in the lease agreements is shared between the lessor and the Company. The leases expire at various times through 2024. Amounts that may be due to lessors under these utilization leases vary from month to month based on car hire rental with the minimum monthly cost to the Company being zero. Accordingly, the utilization leases have been excluded from contractual obligations above.
The SCT requires KCSM to submit a three-year capital expenditures plan every three years. The most recent three-year plan was submitted in December 2017 for the years 2018 — 2020, and has not yet been approved by the SCT. KCSM expects to continue capital spending at current levels in future years and will continue to have capital expenditure obligations past 2020, which are not included in the table above.
Off-Balance Sheet Arrangements
On November 2, 2007, PCRC completed an offering of $100.0 million of 7.0% senior secured notes due November 1, 2026 (the “Notes”). The Notes are senior obligations of PCRC, secured by certain assets of PCRC. KCS has pledged its shares of PCRC as security for the Notes. The Notes are otherwise non-recourse to KCS. The Company has agreed, along with Mi-Jack Products, Inc. (“Mi-Jack”), the other 50% owner of PCRC, to each fund 50% of any debt service reserve and liquidity reserve (reserves which are required to be established by PCRC in connection with the issuance of the Notes). As of December 31, 2017, the Company’s portion of these reserves was $5.5 million. The Company has issued a standby letter of credit in the amount of $5.5 million to fund its share of these reserves.

Capital Expenditures
KCS has funded, and expects to continue to fund, capital expenditures with operating cash flows and short and long-term debt.
The following table summarizes capital expenditures by type for the years ended December 31, 2017, 2016, and 2015, respectively (in millions):

	2017	2016	2015
Roadway capital program	$269.3	$271.8	$294.0
Locomotives and freight cars	75.7	112.6	201.2
Capacity	111.4	109.6	86.6
Positive train control	51.7	49.6	34.0
Information technology	33.7	29.3	21.9
Other	17.7	11.1	11.0
Total capital expenditures (accrual basis)	559.5	584.0	648.7
Change in capital accruals	25.9	(20.4)	39.3
Total cash capital expenditures	$585.4	$563.6	$688.0

Purchase or replacement of equipment under operating leases (accrual basis)	$42.6	$26.6	$144.2
Change in capital accruals	—	—	—
Total cash purchase or replacement of equipment under operating leases	$42.6	$26.6	$144.2
Generally, the Company’s capital program consists of capital replacement and equipment. For 2018, internally generated cash flows and short-term borrowings are expected to fund cash capital expenditures, which are currently estimated to be between $530.0 million and $550.0 million. In addition, the Company periodically reviews its equipment under operating leases. Any additional purchase or replacement of equipment under operating leases during 2018 is expected to be funded with internally generated cash flows and/or short-term debt.
Property Statistics
The following table summarizes certain property statistics as of December 31:

	2017	2016	2015
Track miles of rail installed	174	146	177
Cross ties installed (thousands)	699	711	829
Shelf Registration Statements and Public Securities Offerings
KCS has one current, universal shelf registration statement on file with the SEC (the “Universal Shelf” — Registration No. 333-221537). The Universal Shelf was filed on November 13, 2017 in accordance with the securities offering reform rules of the SEC that allow “well-known seasoned issuers” to register an unspecified amount of different types of securities on an immediately effective Form S-3 registration statement. The Universal Shelf will expire on November 13, 2020.

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
Capitalization, Depreciation and Amortization of Property and Equipment (including Concession Assets)
Due to the highly capital intensive nature of the railroad industry, capitalization and depreciation of property and equipment are a substantial portion of the Company’s consolidated financial statements. Net property and equipment, including concession assets, comprised approximately 91% of the Company’s total assets as of December 31, 2017, and related depreciation and amortization comprised approximately 19% of total operating expenses for the year ended December 31, 2017.
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
Also under the group method of depreciation, the cost of railroad property and equipment (net of salvage or sales proceeds) retired or replaced in the normal course of business is charged to accumulated depreciation with no gain or loss recognized. Actual historical costs are retired when available, such as with equipment costs. The use of estimates in recognizing the retirement of roadway assets is necessary as it is impractical to track individual, homogeneous network-type assets. Certain types of roadway assets are retired using statistical curves derived from the depreciation studies that indicate the relative distribution of the age of the assets retired. For other roadway assets, historical costs are estimated by (1) deflating current costs using inflation indices published by the U.S. Bureau of Labor Statistics and (2) the estimated useful life of the assets as determined by the depreciation studies. The indices applied to the replacement value are selected because they closely correlate with the major costs of the items comprising the roadway assets. Because of the number of estimates inherent in the depreciation and retirement processes and because it is impossible to precisely estimate each of these variables until a group of assets is completely retired, the Company continually monitors the estimated useful lives of its assets and the accumulated depreciation associated with each asset group to ensure the depreciation rates are appropriate.
Estimation of the average useful lives of assets and net salvage values requires management judgment. Estimated average useful lives may vary over time due to changes in physical use, technology, asset strategies and other factors that could have an impact on the retirement experience of the asset classes. Accordingly, changes in the assets’ estimated useful lives could significantly impact future periods’ depreciation expense. Depreciation and amortization expense for the year ended December 31, 2017 was $320.9 million. If the weighted average useful lives of assets were changed by one year, annual depreciation and amortization expense would change approximately $10.0 million.
Gains or losses on dispositions of land or non-group property and abnormal retirements of railroad property are recognized through income. A retirement of railroad property would be considered abnormal if the cause of the retirement is unusual in nature and its actual life is significantly shorter than what would be expected for that group based on the depreciation studies. An abnormal retirement could cause the Company to re-evaluate the estimated useful life of the impacted asset class. There were no significant gains or losses from abnormal retirements of property or equipment for any of the three years ended December 31, 2017.
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

Based on the above factors, as of December 31, 2017, the Company continues to believe that it is probable that the Concession will be renewed for an additional 50-year term beyond the current term.
Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value would be reduced to the estimated fair value. Future cash flow estimates for an impairment review would be based on the lowest level of identifiable cash flows, which are the Company’s U.S. and Mexican operations. During the years ended December 31, 2017 and 2016, management did not identify any indicators of impairment.

Income Taxes
Deferred income taxes represent a net asset or liability of the Company. For financial reporting purposes, management determines the current tax liability, as well as deferred tax assets and liabilities, in accordance with the asset and liability method of accounting for income taxes. The provision for income taxes is the sum of income taxes both currently payable and deferred into the future. Currently payable income taxes represent the liability related to the Company’s U.S., state and foreign income tax returns for the current year and anticipated tax payments resulting from income tax audits, while the net deferred tax expense or benefit represents the change in the balance of net deferred tax assets or liabilities as reported on the balance sheet. The changes in deferred tax assets and liabilities are determined based upon the estimated timing of reversal of differences between the carrying amount of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes as measured using the currently enacted tax rates that will be in effect at the time these differences are expected to reverse. Additionally, management estimates whether taxable operating income in future periods will be sufficient to fully recognize any deferred tax assets. Valuation allowances are recorded as appropriate to reduce deferred tax assets to the amount considered likely to be realized.
On December 22, 2017, the President of the United States signed into law the Tax Reform Act. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company has recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.
Income tax expense related to Mexican operations has additional complexities such as the impact of exchange rate variations, which can have a significant impact on the effective income tax rate.
Management believes that the assumptions and estimates related to the provision for income taxes are critical to the Company’s results of operations. For the year ended December 31, 2017, income tax benefit totaled $89.6 million. For every 1% change in the 2017 effective rate, income tax expense would have changed by approximately $8.7 million. For further information on the impact of foreign exchange fluctuation on income taxes, refer to Foreign Exchange Sensitivity in Item 7A.

OTHER MATTERS
Litigation. The Company is a party to various legal proceedings and administrative actions, all of which are of an ordinary, routine nature and incidental to its operations. Included in these proceedings are various tort claims brought by current and former employees for job-related injuries and by third parties for injuries related to railroad operations. KCS aggressively defends these matters and has established liability provisions that management believes are adequate to cover expected costs. Although it is not possible to predict the outcome of any legal proceeding, in the opinion of the Company’s management, other than those proceedings described in Note 15 to the consolidated financial statements in Item 8 of this Form 10-K, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial statements.
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

Regulatory Updates
Mexican Antitrust Law. Pursuant to the Mexican Antitrust Law and the Regulatory Railroad Service Law, the COFECE announced that it would review competitive conditions in the Mexican railroad industry, with respect to the existence of effective competition in the provision of interconnection services, trackage rights, switching rights and interline services used to render public freight transport in Mexico. The COFECE review includes the entire freight rail transportation market in Mexico and is not targeted to any single rail carrier.
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
The Company disagrees with the COFECE’s reasoning and preliminary conclusions, and responded on April 20, 2017, with its evidence and arguments to support its position, as provided in the Mexican antitrust law. The Company’s response argues that the investigation which supports the conclusions in the preliminary report was conducted contrary to the rule of law, the rules of procedure, and relied upon faulty economic analysis.
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
It is expected a final ruling will be issued around April 2018. It is too early to determine what, if any, impact this review may have on Mexican rail operations in the future. If the COFECE determines there is a lack of effective competition, the COFECE could request the ARTF, which has primary regulatory jurisdiction over the Company’s Mexican operations, to conduct proceedings to determine whether to establish new limited mandatory trackage rights and/or rate regulation under the Amendments to the Mexican Regulatory Railroad Service Law.
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
NAFTA. NAFTA is currently being renegotiated. Negotiations will continue in late January with no certainty of progress or continuation. In addition, U.S. President Donald J. Trump, some members of Congress, and key U.S. administration officials and policy makers have suggested the implementation of tariffs, border taxes or other measures that could impact the level of trade between the U.S. and Mexico. Any notice of U.S. withdrawal from NAFTA could be for negotiating position and may be challenged in courts. KCS believes North American trade will continue due to its economic importance and the economic realties that already exist in the North American marketplace.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
KCS utilizes various financial instruments that have certain inherent market risks. These instruments have been entered into for hedging rather than trading purposes. The following information, together with information included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 9 to the consolidated financial statements in Item 8 of this Form 10-K, describe the key aspects of certain financial instruments that have market risk to KCS.
Interest Rate Sensitivity. Floating-rate indebtedness includes commercial paper borrowings and revolving credit facilities which totaled $345.2 million and $181.4 million at December 31, 2017 and 2016, respectively. Considering the balance of $345.2 million of variable rate debt at December 31, 2017, KCS is sensitive to fluctuations in interest rates. For example, a hypothetical 100 basis points increase in interest rates would result in additional interest expense of $3.5 million on an annualized basis for the floating-rate instruments issued by the Company as of December 31, 2017.

Based upon the borrowing rates available to KCS and its subsidiaries for indebtedness with similar terms and average maturities, the fair value of long-term debt was approximately $2,377.8 million and $2,303.8 million at December 31, 2017 and 2016, respectively, compared with a carrying value of $2,274.3 million and $2,296.9 million at December 31, 2017 and 2016, respectively.
In May 2017, the Company executed four treasury lock agreements with an aggregate notional value of $275.0 million and a weighted-average interest rate of 2.85%. The purpose of the treasury locks is to hedge the U.S. Treasury benchmark interest rate associated with future interest payments related to the anticipated refinancing of the $275.0 million of 2.35% senior notes due May 15, 2020.
Commodity Price Sensitivity. KCS periodically participates in diesel fuel purchase commitments and derivative financial instruments. At December 31, 2017 and 2016, KCS did not have any outstanding fuel derivative financial instruments. The Company also holds fuel inventories for use in operations. These inventories are not material to KCS’s overall financial position. Fuel costs are expected to reflect market conditions in 2018; however, fuel costs are unpredictable and subject to a variety of factors outside the Company’s control. Assuming annual consumption of 140 million gallons, a 10 cent change in the price per gallon of fuel would cause a $14.0 million change in operating expenses. KCS mitigates the impact of increased fuel costs through fuel surcharge revenues from customers; however, in a period of volatile fuel prices or changing customer business mix, changes in fuel expense and fuel surcharge revenue may differ.
Foreign Exchange Sensitivity. KCS’s foreign subsidiaries use the U.S. dollar as their functional currency; however, a portion of the foreign subsidiaries’ revenues and expenses is denominated in Mexican pesos. Based on the volume of revenue and expense transactions denominated in Mexican pesos, revenue and expense fluctuations have historically offset.
The Company has exposure to fluctuations in the value of the Mexican peso against the U.S. dollar due to its net monetary assets that are denominated in Mexican pesos. The Company had Ps.2,389.1 million of net monetary assets at December 31, 2017.
The following table presents an estimate of the impact to the consolidated statements of income that would result from a hypothetical change in the exchange rate of one Mexican peso at December 31, 2017:

	Hypothetical Change in Exchange Rate	Amount of Gain (Loss)	Affected Line Item in the Consolidated Statements of Income
Net monetary assets denominated in Mexican pesos at December 31, 2017:
Ps.2,389.1 million	From Ps.19.7 to Ps.20.7	($5.8 million)	Foreign exchange gain (loss)
Ps.2,389.1 million	From Ps.19.7 to Ps.18.7	$6.5 million	Foreign exchange gain (loss)

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

The following table presents an estimate of the impact to the effective income tax rate and income tax expense that would result from a hypothetical change in the exchange rate of one Mexican peso at December 31, 2017:

Hypothetical Change in Exchange Rate	Increase (Decrease) in Effective Income Tax Rate	Amount of Expense (Benefit)	Affected Line Item in the Consolidated Statements of Income
From Ps.19.7 to Ps.20.7	(1.9%)	($16.6 million)	Income tax expense (benefit)
From Ps.19.7 to Ps.18.7	2.1%	$18.3 million	Income tax expense (benefit)
The Company has executed, and expects to continue to execute foreign currency derivative instruments to hedge its exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar.
At December 31, 2017, the Company had outstanding foreign currency option contracts known as zero-cost collars with an aggregate notional amount of $80.0 million, which matured during January 2018 and resulted in cash received of $10.0 million. During January 2018, the Company entered into several zero-cost collar contracts with an aggregate notional amount of $340.0 million and maturity dates throughout 2018 and in January 2019. The zero-cost collar contracts have a weighted-average rate of Ps.19.23 to each U.S. dollar for the Mexican peso call options purchased by KCS and a weighted-average rate of Ps.21.45 to each U.S. dollar for the Mexican peso put options sold by KCS.
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
Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013) (commonly referred to as the COSO Framework). Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017, based on the criteria outlined in the COSO Framework.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report, which immediately follows this report.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Kansas City Southern:

Opinion on Internal Control over Financial Reporting
We have audited Kansas City Southern’s (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and its subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes, and our report dated January 26, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting

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
/s/ KPMG LLP
We have served as the Company’s auditor since 2001.
Kansas City, Missouri
January 26, 2018

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Kansas City Southern:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Kansas City Southern and subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), Kansas City Southern’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated January 26, 2018 expressed an unqualified opinion on the effectiveness of Kansas City Southern’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2001.
Kansas City, Missouri
January 26, 2018

Kansas City Southern and Subsidiaries
Consolidated Statements of Income
Years Ended December 31,

	2017	2016	2015
	(In millions, except share and per share amounts)
Revenues	$2,582.9	$2,334.2	$2,418.8
Operating expenses:
Compensation and benefits	493.8	462.4	442.2
Purchased services	193.7	208.5	223.0
Fuel	316.1	253.8	306.9
Mexican fuel excise tax credit	(44.1)	(62.8)	—
Equipment costs	129.2	120.0	119.4
Depreciation and amortization	320.9	305.0	284.6
Materials and other	251.7	228.8	229.3
Lease termination costs	—	—	9.6
Total operating expenses	1,661.3	1,515.7	1,615.0
Operating income	921.6	818.5	803.8
Equity in net earnings of affiliates	11.5	14.6	18.3
Interest expense	(100.2)	(97.7)	(81.9)
Debt retirement and exchange costs	—	—	(7.6)
Foreign exchange gain (loss)	41.7	(72.0)	(56.6)
Other expense, net	(0.3)	(0.7)	(3.4)
Income before income taxes	874.3	662.7	672.6
Income tax expense (benefit)	(89.6)	182.8	187.3
Net income	963.9	479.9	485.3
Less: Net income attributable to noncontrolling interest	1.9	1.8	1.8
Net income attributable to Kansas City Southern and subsidiaries	962.0	478.1	483.5
Preferred stock dividends	0.2	0.2	0.2
Net income available to common stockholders	$961.8	$477.9	$483.3

Earnings per share:
Basic earnings per share	$9.18	$4.44	$4.41
Diluted earnings per share	$9.16	$4.43	$4.40

Average shares outstanding (in thousands):
Basic	104,728	107,560	109,709
Potentially dilutive common shares	312	201	206
Diluted	105,040	107,761	109,915

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31,

	2017	2016	2015
	(In millions)
Net income	$963.9	$479.9	$485.3
Other comprehensive loss:
Unrealized loss on interest rate derivative instruments during the period, net of tax of $(2.2) million	(3.4)	—	—
Amortization of prior service credit, net of tax of less than $(0.1) million	—	—	(0.1)
Foreign currency translation adjustments, net of tax of $3.8 million, $(1.0) million and $(0.8) million	(3.3)	(1.5)	(1.4)
Other comprehensive loss	(6.7)	(1.5)	(1.5)
Comprehensive income	957.2	478.4	483.8
Less: comprehensive income attributable to noncontrolling interest	1.9	1.8	1.8
Comprehensive income attributable to Kansas City Southern and subsidiaries	$955.3	$476.6	$482.0

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Balance Sheets
December 31,

	2017	2016
	(In millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$134.1	$170.6
Accounts receivable, net	237.8	191.0
Materials and supplies	150.8	152.6
Other current assets	157.4	133.8
Total current assets	680.1	648.0
Investments	44.6	32.9
Property and equipment (including concession assets), net	8,403.8	8,069.7
Other assets	70.2	66.9
Total assets	$9,198.7	$8,817.5
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$38.8	$25.4
Short-term borrowings	345.1	181.3
Accounts payable and accrued liabilities	587.8	537.7
Total current liabilities	971.7	744.4
Long-term debt	2,235.5	2,271.5
Deferred income taxes	987.2	1,289.3
Other noncurrent liabilities and deferred credits	138.9	107.8
Total liabilities	4,333.3	4,413.0
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding	6.1	6.1
$.01 par, common stock, 400,000,000 shares authorized, 123,352,185 shares issued; 103,036,805 and 106,606,619 shares outstanding at December 31, 2017 and 2016, respectively	1.0	1.1
Additional paid-in capital	943.3	954.8
Retained earnings	3,611.4	3,134.1
Accumulated other comprehensive loss	(12.9)	(6.2)
Total stockholders’ equity	4,548.9	4,089.9
Noncontrolling interest	316.5	314.6
Total equity	4,865.4	4,404.5
Total liabilities and equity	$9,198.7	$8,817.5

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,

	2017	2016	2015
	(In millions)
Operating activities:
Net income	$963.9	$479.9	$485.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	320.9	305.0	284.6
Deferred income taxes	(301.3)	104.8	135.8
Equity in net earnings of affiliates	(11.5)	(14.6)	(18.3)
Share-based compensation	18.2	19.2	11.4
Distributions from unconsolidated affiliates	12.5	13.0	16.5
Debt retirement and exchange costs	—	—	7.6
Settlement of foreign currency derivative instruments	(10.8)	(58.4)	(5.5)
(Gain) loss on foreign currency derivative instruments	(38.2)	53.5	47.2
Mexican fuel excise tax credit	(44.1)	(62.8)	—
Deemed mandatory repatriation tax	41.3	—	—
Changes in working capital items:
Accounts receivable	(46.7)	(18.3)	12.0
Materials and supplies	1.4	(14.2)	(26.2)
Other current assets	(24.5)	9.9	(10.1)
Accounts payable and accrued liabilities	160.4	101.8	(27.1)
Other, net	(13.1)	0.2	(4.0)
Net cash provided by operating activities	1,028.4	919.0	909.2
Investing activities:
Capital expenditures	(585.4)	(563.6)	(688.0)
Purchase or replacement of equipment under operating leases	(42.6)	(26.6)	(144.2)
Property investments in MSLLC	(26.0)	(33.1)	(17.4)
Investments in and advances to affiliates	(20.4)	(0.9)	(0.7)
Proceeds from disposal of property	8.8	5.0	4.6
Other, net	(15.5)	(9.0)	(27.3)
Net cash used for investing activities	(681.1)	(628.2)	(873.0)
Financing activities:
Proceeds from short-term borrowings	12,102.6	8,698.7	10,866.2
Repayment of short-term borrowings	(11,943.6)	(8,597.9)	(11,237.3)
Proceeds from issuance of long-term debt	—	248.7	623.7
Repayment of long-term debt	(25.4)	(276.4)	(149.8)
Dividends paid	(142.5)	(142.8)	(140.1)
Shares repurchased	(375.6)	(185.4)	(194.2)
Debt costs	—	(2.6)	(20.3)
Proceeds from employee stock plans	0.7	0.9	4.2
Net cash used for financing activities	(383.8)	(256.8)	(247.6)
Cash and cash equivalents:
Net increase (decrease) during each year	(36.5)	34.0	(211.4)
At beginning of year	170.6	136.6	348.0
At end of year	$134.1	$170.6	$136.6
Supplemental cash flow information
Non-cash investing and financing activities:
Capital expenditures and purchase or replacement of equipment under operating lease accrued but not yet paid at end of year	$34.9	$60.8	$40.4
Other investing activities accrued but not yet paid at the end of the year	56.7	38.3	22.3
Capital lease obligations incurred	0.1	2.4	4.7
Non-cash asset acquisitions	0.1	4.8	7.6
Dividends accrued but not yet paid at end of year	37.2	35.2	35.9
Cash payments:
Interest paid, net of amounts capitalized	$97.9	$84.3	$81.1
Income tax payments, net of refunds	51.1	40.5	40.3

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Changes in Equity
(in millions, except per share amounts)

	$25 Par Preferred Stock	$.01 Par Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total

Balance at December 31, 2014	$6.1	$1.1	$949.8	$2,801.7	$(3.2)	$308.6	$4,064.1
Net income				483.5		1.8	485.3
Other comprehensive loss					(1.5)		(1.5)
Dividends on common stock ($1.32/share)				(144.8)			(144.8)
Dividends on $25 par preferred stock ($1.00/share)				(0.2)			(0.2)
Share repurchases			(18.7)	(175.5)			(194.2)
Options exercised and stock subscribed, net of shares withheld for employee taxes			4.7				4.7
Excess tax benefit from share-based compensation			(0.1)				(0.1)
Share-based compensation			11.4				11.4
Balance at December 31, 2015	6.1	1.1	947.1	2,964.7	(4.7)	310.4	4,224.7
Net income				478.1		1.8	479.9
Other comprehensive loss					(1.5)		(1.5)
Contributions from noncontrolling interest						2.4	2.4
Dividends on common stock ($1.32/share)				(141.9)			(141.9)
Dividends on $25 par preferred stock ($1.00/share)				(0.2)			(0.2)
Share repurchases			(18.8)	(166.6)			(185.4)
Options exercised and stock subscribed, net of shares withheld for employee taxes			1.6				1.6
Excess tax benefit from share-based compensation			5.7				5.7
Share-based compensation			19.2				19.2
Balance at December 31, 2016	6.1	1.1	954.8	3,134.1	(6.2)	314.6	4,404.5
Cumulative-effect adjustment due to adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting			1.3	1.2			2.5
Net income				962.0		1.9	963.9
Other comprehensive loss					(6.7)		(6.7)
Dividends on common stock ($1.38/share)				(144.2)			(144.2)
Dividends on $25 par preferred stock ($1.00/share)				(0.2)			(0.2)
Share repurchases		(0.1)	(34.0)	(341.5)			(375.6)
Options exercised and stock subscribed, net of shares withheld for employee taxes			3.0				3.0
Share-based compensation			18.2				18.2
Balance at December 31, 2017	$6.1	$1.0	$943.3	$3,611.4	$(12.9)	$316.5	$4,865.4

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Description of the Business
Kansas City Southern (“KCS” or the “Company”), a Delaware corporation, is a holding company with principal operations in rail transportation.
The Company is engaged in the freight rail transportation business operating through a single coordinated rail network under one reportable business segment. The Company generates revenues and cash flows by providing its customers with freight delivery services both within its regions, and throughout North America through connections with other Class I rail carriers. KCS’s customers conduct business in a number of different industries, including electric-generating utilities, chemical and petroleum products, paper and forest products, agriculture and mineral products, automotive products and intermodal transportation.
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

•	Mexrail, Inc. (“Mexrail”), a wholly-owned consolidated subsidiary; which wholly owns The Texas Mexican Railway Company (“Tex-Mex”);

•	KCSM Servicios, S.A. de C.V. (“KCSM Servicios”), a wholly-owned consolidated subsidiary which provides employee services to KCSM; and

•
Meridian Speedway, LLC (“MSLLC”), a seventy percent-owned consolidated affiliate. MSLLC owns the former KCSR rail line between Meridian, Mississippi and Shreveport, Louisiana, which is the portion of the rail line between Dallas, Texas and Meridian known as the “Meridian Speedway”.

Including equity investments in:

•	Panama Canal Railway Company (“PCRC”), a fifty percent-owned unconsolidated affiliate which provides ocean to ocean freight and passenger services along the Panama Canal;

•	TFCM, S. de R.L. de C.V. (“TCM”), a forty-five percent-owned unconsolidated affiliate that operates a bulk liquid terminal in San Luis Potosí, Mexico;

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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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
During the first quarter of 2017, the Company adopted Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The Company now recognizes forfeitures as they occur rather than estimating a forfeiture rate for the year. Excess tax benefits or deficiencies resulting from the exercise or vesting of awards are included in income tax expense in the reporting period in which they occur. Upon adoption, the Company recognized a cumulative-effect adjustment to equity at the beginning of 2017.
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
Revenue Recognition. Freight revenue is recognized proportionally as a shipment moves from origin to destination, with the related expense recognized as incurred. Other revenues, in general, are recognized when the product is shipped, as services are performed or contractual obligations are fulfilled.
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Cash Equivalents. Short-term liquid investments with an initial maturity of three months or less are classified as cash and cash equivalents.
Accounts Receivable, net. Accounts receivable are net of an allowance for uncollectible accounts as determined by historical experience and adjusted for economic uncertainties or known trends. Accounts are charged to the allowance when a customer enters bankruptcy, when an account has been transferred to a collection agent or submitted for legal action, or when a customer is significantly past due and all available means of collection have been exhausted. At December 31, 2017 and 2016, the allowance for doubtful accounts was $4.6 million and $5.3 million, respectively. For the years ended December 31, 2017, 2016 and 2015, bad debt expense was $1.6 million, $1.2 million and $1.0 million, respectively.
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
Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value would be reduced to the estimated fair value. Future cash flow estimates for an impairment review would be based on the lowest level of identifiable cash flows, which are the Company’s

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

U.S. and Mexican operations. During the years ended December 31, 2017 and 2016, management did not identify any indicators of impairment.
Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in business combinations. As of December 31, 2017 and 2016, the goodwill balance was $13.2 million, which is included in other assets in the consolidated balance sheets. Goodwill is not amortized, but is reviewed at least annually, or more frequently as indicators warrant, for impairment. An impairment loss would be recognized to the extent that the carrying amount exceeds the assets’ fair values. The Company performed its annual impairment review for goodwill as of November 30, 2017 and 2016, and concluded there was no impairment.
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
Environmental Liabilities. The Company recognizes liabilities for remediation and restoration costs related to past activities when the Company’s obligation is probable and the costs can be reasonably estimated. Costs of future expenditures for environmental remediation are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Costs of ongoing compliance activities related to current operations are expensed as incurred.
Personal Injury Claims. Personal injury claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The Company’s personal injury liability is based on actuarial studies performed on an undiscounted basis by an independent third party actuarial firm and reviewed by management. The liability is based on claims filed and an estimate of claims incurred but not yet reported. Adjustments to the liability are reflected as operating expenses in the period in which the adjustments are known. Legal fees related to personal injury claims are recognized in operating expense in the period incurred.
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
Share-Based Compensation. The Company accounts for all share-based compensation in accordance with fair value recognition provisions. Under this method, compensation expense is measured at grant date fair value and is recognized over the requisite service period in which the award is earned. The Company issues treasury stock to settle share-based awards.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Income Taxes. Deferred income tax effects of transactions reported in different periods for financial reporting and income tax return purposes are recognized under the asset and liability method of accounting for income taxes. This method gives consideration to the future tax consequences of the deferred income tax items and immediately recognizes changes in income tax laws in the year of enactment. On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Tax Reform Act”). Further information on the tax impacts of the Tax Reform Act is included in Note 12 of the Company’s consolidated financial statements.
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
New Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration it expects to be entitled in exchange for those goods or services. The new standard will become effective for the Company beginning with the first quarter 2018 and the Company plans to adopt the accounting standard using the modified retrospective transition approach. The modified retrospective transition approach will recognize any changes from the beginning of the year of initial application through retained earnings with no restatement of comparative periods. The Company has completed a review of the impacts of the application of the new standard to its existing portfolio of customer contracts. Under the new standard, the Company will continue to recognize freight revenue proportionally as a shipment moves from origin to destination. Furthermore, the Company will be required to assess variable consideration included in its contracts and make judgments and estimates throughout the applicable periods. Certain additional financial statement disclosure requirements are mandated by the new standard including disclosure of contract assets and contract liabilities as well as a disaggregated view of revenue. Based on the Company’s review, the adoption of this guidance will not have a significant impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize for all leases a right-to-use asset and a lease obligation in the consolidated balance sheet. Expenses are recognized in the consolidated statement of income in a manner similar to current accounting guidance. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. Lessor accounting under the new standard is substantially unchanged. Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required. The new standard will become effective for the Company beginning with the first quarter 2019 and requires a modified retrospective transition approach. The Company created a cross functional team to assess the contractual arrangements that may qualify as a lease under the new standard and implement a lease management system. At December 31, 2017, KCS disclosed approximately $281.7 million of operating leases in the leases and debt maturities table within Note 11 - Long-Term Debt and will evaluate those contracts as well as other existing arrangements to determine if they qualify for lease accounting under the new standard. The Company is continuing to evaluate the impacts the adoption of this accounting guidance will have on the consolidated financial statements.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Note 3. Mexican Fuel Excise Tax Credit
Fuel purchases made in Mexico are subject to an excise tax that is included in the price of fuel. The Company is eligible for and utilizes an available credit for the excise tax included in the price of fuel that is purchased and consumed in locomotives and certain work equipment in Mexico. For the years ended December 31, 2017 and 2016, the Company recognized a $44.1 million and $62.8 million benefit, respectively. The Mexican fuel excise tax credit is realized through the offset of the total annual Mexico income tax liability and income tax withholding payment obligations of KCSM, with no carryforward to future periods.

Note 4. Hurricane Harvey
In late August 2017, Hurricane Harvey made landfall on the Texas coast and caused flood damage to the Company’s track infrastructure and significantly disrupted the Company’s rail service. The Company filed a claim in the fourth quarter of 2017 under its insurance program for property damage, incremental expenses, and lost profits caused by Hurricane Harvey. In the third quarter of 2017, the Company recognized a receivable for probable insurance recovery offsetting the impact of incremental expenses recognized in the quarter. The recognition of remaining probable insurance recoveries in excess of incremental expenses and self-insured retention represents a contingent gain, which will be recognized when all contingencies have been resolved, which generally occurs at the time of final settlement or when nonrefundable cash payments are received.

Note 5. Earnings Per Share
Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share adjusts basic earnings per common share for the effects of potentially dilutive common shares, if the effect is not anti-dilutive. Potentially dilutive common shares include the dilutive effects of shares issuable under the 2008 and 2017 Equity Incentive Plans and shares issuable upon the conversion of preferred stock to common stock.
The following table reconciles the basic earnings per share computation to the diluted earnings per share computation (in millions, except share and per share amounts):

	2017	2016	2015
Net income available to common stockholders for purposes of computing basic and diluted earnings per share	$961.8	$477.9	$483.3
Weighted-average number of shares outstanding (in thousands):
Basic shares	104,728	107,560	109,709
Effect of dilution	312	201	206
Diluted shares	105,040	107,761	109,915
Earnings per share:
Basic earnings per share	$9.18	$4.44	$4.41
Diluted earnings per share	$9.16	$4.43	$4.40

Potentially dilutive shares excluded from the calculation (in thousands):	2017	2016	2015
Stock options excluded as their inclusion would be anti-dilutive	150	185	84

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Note 6. Property and Equipment (including Concession Assets)
The following tables list the major categories of property and equipment, including concession assets, as well as the weighted-average composite depreciation rate for each category (in millions):

As of December 31, 2017	Cost	Accumulated Depreciation	Net Book Value	Depreciation Rates for 2017
Land	$218.6	$—	$218.6	N/A
Concession land rights	141.2	(26.5)	114.7	1.0%
Rail and other track material	1,967.0	(425.9)	1,541.1	2.7-3.0%
Ties	1,779.6	(441.0)	1,338.6	2.0-4.8%
Grading	969.9	(162.1)	807.8	0.9%
Bridges and tunnels	775.0	(144.9)	630.1	1.1%
Ballast	795.2	(222.0)	573.2	2.3-4.2%
Other (a)	1,270.4	(363.3)	907.1	3.2%
Total road property	7,557.1	(1,759.2)	5,797.9	2.8%
Locomotives	1,527.9	(375.2)	1,152.7	4.7%
Freight cars	937.9	(168.9)	769.0	2.7%
Other equipment	69.1	(26.6)	42.5	5.9%
Total equipment	2,534.9	(570.7)	1,964.2	4.0%
Technology and other	229.1	(144.4)	84.7	17.1%
Construction in progress	223.7	—	223.7	N/A
Total property and equipment (including concession assets)	$10,904.6	$(2,500.8)	$8,403.8	N/A
_____________

(a)	Other includes signals, buildings and other road assets.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

As of December 31, 2016	Cost	Accumulated Depreciation	Net Book Value	Depreciation Rates for 2016
Land	$219.2	$—	$219.2	N/A
Concession land rights	141.2	(25.1)	116.1	1.0%
Rail and other track material	1,925.4	(445.0)	1,480.4	1.6-3.2%
Ties	1,710.1	(423.8)	1,286.3	2.0-5.0%
Grading	910.7	(153.9)	756.8	0.9%
Bridges and tunnels	739.4	(137.6)	601.8	1.1%
Ballast	748.3	(215.1)	533.2	2.5-4.7%
Other (a)	1,152.1	(332.4)	819.7	3.0%
Total road property	7,186.0	(1,707.8)	5,478.2	2.8%
Locomotives	1,485.9	(356.9)	1,129.0	4.5%
Freight cars	887.7	(152.5)	735.2	3.5%
Other equipment	66.2	(23.6)	42.6	6.4%
Total equipment	2,439.8	(533.0)	1,906.8	4.2%
Technology and other	182.2	(126.2)	56.0	17.4%
Construction in progress	293.4	—	293.4	N/A
Total property and equipment (including concession assets)	$10,461.8	$(2,392.1)	$8,069.7	N/A
_____________

(a)	Other includes signals, buildings and other road assets.
Concession assets, net of accumulated amortization of $638.2 million and $610.7 million, totaled $2,208.1 million and $2,131.6 million at December 31, 2017 and 2016, respectively.
The Company capitalized $0.3 million, $0.5 million, and $0.7 million of interest for the years ended December 31, 2017, 2016, and 2015, respectively.
Depreciation and amortization of property and equipment (including concession assets) totaled $320.9 million, $305.0 million and $284.6 million, for 2017, 2016, and 2015, respectively.

Note 7. Other Balance Sheet Captions
Other Current Assets. Other current assets included the following items at December 31 (in millions):

	2017	2016
Refundable taxes	$81.6	$64.0
Mexican fuel excise tax credit	35.1	49.2
Prepaid expenses	18.3	18.2
Other	22.4	2.4
Other current assets	$157.4	$133.8

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities included the following items at December 31 (in millions):

	2017	2016
Accounts payable	$225.1	$247.8
Income and other taxes	111.8	36.0
Accrued wages and vacation	89.0	78.7
Derailments, personal injury and other claim provisions	48.0	39.2
Foreign currency derivative instruments	—	41.1
Dividends payable	37.2	35.2
Other	76.7	59.7
Accounts payable and accrued liabilities	$587.8	$537.7

Note 8. Fair Value Measurements
The Company’s assets and liabilities recognized at fair value have been categorized based upon a fair value hierarchy as described in Note 2 — “Significant Accounting Policies.” As of December 31, 2017, the Company’s derivative financial instruments are measured at fair value on a recurring basis and consist of foreign currency forward and option contracts and treasury lock agreements, which are classified as Level 2 valuations. The Company determines the fair value of its derivative financial instrument positions based upon pricing models using inputs observed from actively quoted markets and also takes into consideration the contract terms as well as other inputs, including market currency exchange rates and in the case of option contracts, volatility, the risk-free interest rate and the time to expiration. The fair value of the foreign currency derivative instruments was an asset of $7.9 million and a liability of $41.1 million at December 31, 2017 and 2016, respectively, and the fair value of the forward treasury lock agreements was a liability of $5.6 million at December 31, 2017. There were no outstanding treasury lock agreements at December 31, 2016.
The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings. The carrying value of the short-term financial instruments approximates their fair value.
The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $2,377.8 million and $2,303.8 million at December 31, 2017 and 2016, respectively. The carrying value was $2,274.3 million and $2,296.9 million at December 31, 2017 and 2016, respectively. If the Company’s debt were measured at fair value, the fair value measurements of the individual debt instruments would have been classified as either Level 1 or Level 2 in the fair value hierarchy.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Note 9. Derivative Instruments
The Company enters into derivative transactions in certain situations based on management’s assessment of current market conditions and perceived risks. Management intends to respond to evolving business and market conditions and in doing so, may enter into such transactions as deemed appropriate.
Credit Risk. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages this risk by limiting its counterparties to large financial institutions which meet the Company’s credit rating standards and have an established banking relationship with the Company. As of December 31, 2017, the Company did not expect any losses as a result of default of its counterparties.
Interest Rate Derivative Instruments. In May 2017, the Company executed four treasury lock agreements with an aggregate notional value of $275.0 million and a weighted-average interest rate of 2.85%. The purpose of the treasury locks is to hedge the U.S. Treasury benchmark interest rate associated with future interest payments related to the anticipated refinancing of the $275.0 million, 2.35% senior notes due May 15, 2020. The Company has designated the treasury locks as cash flow hedges and recorded unrealized gains and losses in accumulated other comprehensive income. Upon settlement, the unrealized gain or loss in accumulated other comprehensive income will be amortized to interest expense over the life of the future underlying debt issuance.
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Below is a summary of the Company’s 2017, 2016 and 2015 foreign currency derivative contracts (amounts in millions, except Ps./USD):

Foreign currency forward contracts
	Contracts to purchase Ps./pay USD							Offsetting contracts to sell Ps./receive USD
	Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Maturity date		Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Maturity date	Cash received/(paid) on settlement
Contracts executed in 2016 and settled in 2017	$340.0	Ps.	6,207.7	Ps.	18.3	1/17/2017		$287.0	Ps.	6,207.7	Ps.	21.6	1/17/2017	$(53.0)
Contracts executed in 2016 and settled in 2016	$60.0	Ps.	1,057.3	Ps.	17.6	4/29/2016		$60.7	Ps.	1,057.3	Ps.	17.4	4/29/2016	$0.7
Contracts executed in 2015 and settled in 2016	$300.0	Ps.	4,480.4	Ps.	14.9	1/15/2016		$251.0	Ps.	4,480.4	Ps.	17.9	1/15/2016	$(49.0)
Contracts executed in 2014 and settled in 2015	$300.0	Ps.	4,364.7	Ps.	14.6	1/15/2015		$298.8	Ps.	4,364.7	Ps.	14.6	1/15/2015	$(1.2)
Foreign currency zero-cost collar contracts
	Notional amount	Maturity date		Weighted-average call rate outstanding options (in Ps./USD)		Weighted-average put rate outstanding options (in Ps./USD)		Cash received/(paid) on settlement
Contracts executed in 2017 and outstanding at December 31, 2017	$80.0	1/16/2018		Ps.	21.7	Ps.	24.8	—
Contracts executed in 2017 and settled in 2017	$450.0	—		—		—		$42.2
Contracts executed in 2015 and settled in 2016	$80.0	—		—		—		$(10.1)
Contracts executed in 2015 and settled in 2015	$50.0	—		—		—		$(4.3)

The Company has not designated any of the foreign currency derivative contracts as hedging instruments for accounting purposes. The Company measures the foreign currency derivative contracts at fair value each period and recognizes any change in fair value in foreign exchange gain (loss) within the consolidated statements of income.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following table presents the fair value of derivative instruments included in the consolidated balance sheets at December 31 (in millions):

	Derivative Assets
	Balance Sheet Location	2017	2016
Derivatives not designated as hedging instruments:
Foreign currency zero-cost collar contracts	Other current assets	$7.9	$—
Total derivatives not designated as hedging instruments		7.9	—
Total derivative assets		$7.9	$—

	Derivative Liabilities
	Balance Sheet Location	2017	2016
Derivatives designated as hedging instruments:
Treasury lock agreements	Other noncurrent liabilities and deferred credits	$5.6	$—
Total derivatives designated as hedging instruments		5.6	—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued liabilities	—	41.1
Total derivatives not designated as hedging instruments		—	41.1
Total derivative liabilities		$5.6	$41.1
The following table presents the effects of derivative instruments on the consolidated statements of income and consolidated statements of comprehensive income for the years ended December 31 (in millions):

Derivatives in Cash Flow Hedging Relationships		Amount of Gain/(Loss) Recognized in OCI on Derivative
		2017	2016	2015
Treasury lock agreements		$(5.6)	$—	$—
Total		$(5.6)	$—	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		2017	2016	2015
Foreign currency forward contracts	Foreign exchange gain (loss)	$(11.9)	$(49.6)	$(36.7)
Foreign currency zero-cost collar contracts	Foreign exchange gain (loss)	50.1	(3.9)	(10.5)
Total		$38.2	$(53.5)	$(47.2)

Note 10. Short-Term Borrowings
Commercial Paper. The Company’s commercial paper program generally serves as the primary means of short-term funding. As of December 31, 2017, KCS had $345.1 million of commercial paper outstanding, net of $0.1 million discount, at a weighted-average interest rate of 1.846%. As of December 31, 2016, KCS had $181.3 million of commercial paper outstanding, net of $0.1 million discount, at a weighted-average interest rate of 1.290%.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Note 11. Long-Term Debt
Long-term debt at December 31 (in millions):

	2017			2016
	Principal	Unamortized Discount and Debt Issuance Costs	Net	Principal	Unamortized Discount and Debt Issuance Costs	Net
Revolving credit facilities, variable interest rate, due 2020	$—	$—	$—	$—	$—	$—
KCS 2.35% senior notes, due 2020	257.3	1.2	256.1	257.3	1.7	255.6
KCS 3.00% senior notes, due 2023	439.1	4.0	435.1	439.1	4.7	434.4
KCS 3.85% senior notes, due 2023	199.2	1.7	197.5	199.2	2.0	197.2
KCS 3.125% senior notes, due 2026	250.0	3.1	246.9	250.0	3.4	246.6
KCS 4.30% senior notes, due 2043	448.7	9.3	439.4	448.7	9.6	439.1
KCS 4.95% senior notes, due 2045	499.2	7.6	491.6	499.2	8.0	491.2
KCSR senior notes 3.85% to 4.95%, due through 2045	2.9	—	2.9	2.9	—	2.9
KCSM senior notes 2.35% to 3.00%, due through 2023	28.5	0.2	28.3	28.5	0.2	28.3
RRIF loans 2.96% to 4.29%, due serially through 2037	77.8	0.5	77.3	81.4	0.5	80.9
Financing agreements 5.737% to 9.310%, due serially through 2023	84.2	0.3	83.9	102.5	0.4	102.1
Capital lease obligations, due serially to 2024	15.0	—	15.0	18.3	—	18.3
Other debt obligations	0.3	—	0.3	0.3	—	0.3
Total	2,302.2	27.9	2,274.3	2,327.4	30.5	2,296.9
Less: Debt due within one year	38.8	—	38.8	25.4	—	25.4
Long-term debt	$2,263.4	$27.9	$2,235.5	$2,302.0	$30.5	$2,271.5

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
Borrowings under the KCS Revolving Credit Facility bear interest at floating rates. Depending on the Company’s credit rating, the margin that KCS pays above the London Interbank Offered Rate (“LIBOR”) at any point is between 1.125% and 2.0%. As of December 31, 2017, the margin was 1.5% based on KCS’s current credit rating.
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
As of December 31, 2017 and 2016, KCS had no outstanding borrowings under the KCS Revolving Credit Facility.
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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
Debt Covenants Compliance
The Company was in compliance with all of its debt covenants as of December 31, 2017.
Other Debt Provisions
Certain loan agreements and debt instruments entered into or guaranteed by the Company and its subsidiaries provide for default in the event of a specified change in control of the Company or particular subsidiaries of the Company.
Leases and Debt Maturities
The Company leases transportation equipment, as well as office and other operating facilities, under various capital and operating leases. Rental expenses under operating leases were $59.5 million, $61.0 million, and $63.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. Operating leases that contain scheduled rent adjustments are recognized on a straight-line basis over the term of the lease. Contingent rentals and sublease rentals were not significant. Minimum annual payments and present value thereof under existing capital leases, other debt maturities and minimum annual rental commitments under non-cancelable operating leases are as follows (in millions):

	Long- Term Debt	Capital Leases			Total Debt
Years		Minimum Lease Payments	Less Interest	Net Present Value		Operating Leases	Total
2018	$35.2	$4.9	$1.3	$3.6	$38.8	$60.9	$99.7
2019	15.5	3.6	0.9	2.7	18.2	52.1	70.3
2020	299.0	2.7	0.8	1.9	300.9	41.8	342.7
2021	12.3	2.7	0.6	2.1	14.4	28.2	42.6
2022	12.4	2.7	0.4	2.3	14.7	21.5	36.2
Thereafter	1,912.8	2.5	0.1	2.4	1,915.2	77.2	1,992.4
Total	$2,287.2	$19.1	$4.1	$15.0	$2,302.2	$281.7	$2,583.9

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

Note 12. Income Taxes
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
On December 22, 2017, the President of the United States signed into law the Tax Reform Act. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.
The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Reform Act, the Company revalued its ending net deferred tax liabilities at December 31, 2017 and recognized a provisional $487.6 million tax benefit in the Company’s consolidated statement of income for the year ended December 31, 2017.
The Tax Reform Act provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”) through the year ended December 31, 2017. The Company had an estimated $1,479.2 million of undistributed foreign E&P subject to the deemed mandatory repatriation and recognized a provisional $74.6 million of income tax expense in the Company’s consolidated statement of income for the year ended December 31, 2017. After the utilization of existing tax credits, the Company expects to pay additional U.S. federal cash taxes of approximately $44.9 million on the deemed mandatory repatriation, payable over eight years.
While the Tax Reform Act provides for a territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions.
The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company expects that it will be subject to incremental U.S. tax on GILTI income beginning in 2018, due to expense allocations required by the U.S. foreign tax credit rules. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the year ended December 31, 2017.
The BEAT provisions in the Tax Reform Act eliminates the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. The Company does not expect it will be subject to this tax and therefore has not included any tax impacts of BEAT in its consolidated financial statements for the year ended December 31, 2017.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company has recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Tax Expense (Benefit). Income tax expense (benefit) consists of the following components (in millions):

	2017	2016	2015
Current:
Federal	$47.3	$1.0	$—
State and local	0.6	0.6	0.3
Foreign	163.8	76.4	51.2
Total current	211.7	78.0	51.5
Deferred:
Federal	(350.1)	92.7	109.3
State and local	11.9	13.1	15.5
Foreign	36.9	(1.0)	11.0
Total deferred	(301.3)	104.8	135.8
Total income tax expense (benefit)	$(89.6)	$182.8	$187.3
Income before income taxes consists of the following (in millions):

	2017	2016	2015
Income before income taxes:
U.S.	$331.8	$279.9	$315.0
Foreign	542.5	382.8	357.6
Total income before income taxes	$874.3	$662.7	$672.6
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 follow (in millions):

	2017	2016
Assets:
Tax credit and loss carryovers	$26.9	$70.7
Reserves not currently deductible for tax	54.1	106.4
Other	25.2	31.6
Gross deferred tax assets before valuation allowance	106.2	208.7
Valuation allowance	(2.1)	(1.7)
Net deferred tax assets	104.1	207.0
Liabilities:
Property	(1,012.7)	(1,389.0)
Investments	(48.0)	(73.8)
Other	(30.6)	(33.5)
Gross deferred tax liabilities	(1,091.3)	(1,496.3)
Net deferred tax liability	$(987.2)	$(1,289.3)

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Tax Rates. Differences between the Company’s effective income tax rate and the U.S. federal statutory income tax rate of 35% follow (in millions):

	2017		2016		2015
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Income tax expense using the statutory rate in effect	$306.0	35.0%	$231.9	35.0%	$235.4	35.0%
Tax effect of:
Difference between U.S. and foreign tax rate	(25.1)	(2.9%)	(17.4)	(2.6%)	(17.8)	(2.6%)
Foreign exchange (i)	31.6	3.6%	(45.0)	(6.8%)	(40.5)	(6.1%)
State and local income tax provision, net	8.3	1.0%	8.1	1.2%	10.3	1.5%
Change in U.S. tax rate	(487.6)	(55.8%)	—	—	—	—
Deemed mandatory repatriation	74.6	8.6%	—	—	—	—
Other, net	2.6	0.3%	5.2	0.8%	(0.1)	—
Income tax expense (benefit)	$(89.6)	(10.2%)	$182.8	27.6%	$187.3	27.8%
_____________________

(i)
Mexican income taxes are paid in Mexican pesos, and as a result, the effective income tax rate reflects fluctuations in the value of the Mexican peso against the U.S. dollar. The foreign exchange impact on income taxes includes the gain or loss from the revaluation of the Company’s net U.S. dollar-denominated monetary liabilities into Mexican pesos which is included in Mexican taxable income under Mexican tax law. As a result, a strengthening of the Mexican peso against the U.S. dollar for the reporting period will generally increase the Mexican cash tax obligation and the effective income tax rate, and a weakening of the Mexican peso against the U.S. dollar for the reporting period will generally decrease the Mexican cash tax obligation and the effective tax rate. To hedge its exposure to this cash tax risk, the Company enters into foreign currency derivative contracts, which are measured at fair value each period and any change in fair value is recognized in foreign exchange gain (loss) within the consolidated statements of income. Refer to Note 9 “Derivative Instruments” for further information.

Difference Attributable to Foreign Investments. As a result of the deemed mandatory repatriation provisions in the Tax Reform Act, the Company included an estimated $1,479.2 million of undistributed earnings in income subject to U.S. tax at reduced tax rates. The Company does not intend to distribute earnings in a taxable manner, and therefore intends to limit distributions to earnings previously taxed in the U.S., or earnings that would qualify for the 100 percent dividends received deduction provided for in the Tax Reform Act, and earnings that would not result in any significant foreign taxes. As a result, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries.
Tax Carryovers. The Company has U.S. state net operating losses which are carried forward from 5 to 20 years and are analyzed each year to determine the likelihood of realization. The state loss carryovers arise from both combined and separate tax filings from as early as 1999 and may expire as early as December 31, 2018 and as late as December 31, 2037. The state loss carryover at December 31, 2017, was $426.2 million.
The Mexico federal loss carryovers at December 31, 2017, were $8.4 million and, if not used, will begin to expire in 2026. A deferred tax asset was recognized in prior periods for the expected future tax benefit of these losses which will be carried forward to reduce only Mexican income tax payable in future years.
The valuation allowance for deferred tax assets as of December 31, 2017 and 2016, was $2.1 million and $1.7 million, respectively. The Company believes it is more likely than not that reversals of existing temporary differences that will produce future taxable income and the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of valuation allowances, related to loss carryovers.

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

	2017	2016
Balance at January 1,	$3.8	$1.7
Additions based on tax positions related to the current year	—	1.3
Additions for tax positions of prior years	—	2.5
Reductions for tax positions of prior years	(0.1)	—
Reductions as a result of lapse of statute of limitations	(3.7)	(1.7)
Balance at December 31,	$—	$3.8
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
Tax Contingencies. Tax returns filed in the U.S. for periods after 2013 and in Mexico for periods after 2011 remain open to examination by the taxing authorities. The Servicio de Administración Tributaria (the “SAT”), the Mexican equivalent of the IRS, completed the examination of the KCSM 2011 Mexico tax return during the third quarter of 2017 without adjustment. An SAT examination was completed during the second quarter of 2017 without adjustment for the KCSM Servicios 2013 Mexico tax return. The Company received audit assessments from the SAT during the first quarter of 2017 for the KCSM 2009 and 2010 Mexico tax returns. The Company commenced administrative actions with the SAT and if these assessments are not nullified, the matters will be litigated. The Company believes that it has strong legal arguments in its favor and it is more likely than not that the Company will prevail in any challenge of the assessments.
The Company litigated a Value Added Tax (“VAT”) audit assessment from the SAT for KCSM for the year ended December 31, 2005. In November 2016, KCSM was notified of a resolution by the Mexican tax court annulling this assessment. The SAT appealed this resolution to the Mexican circuit court. In September 2017, KCSM was notified of a resolution by the circuit court which ordered the tax court to consider an argument made by KCSM in the original tax court proceeding that was not addressed in the tax court’s November 2016 resolution. In October 2017, the tax court ruled that the arguments made by KCSM asserting that the SAT unduly extended the audit process were not valid, and also annulled the assessment consistent with the tax courts earlier November 2016 ruling. In December 2017, KCSM and the SAT filed an appeal with the Federal Courts of Appeals. The Company believes it is probable that the court will continue to annul the 2005 VAT assessment. Further, the Company believes it is more likely than not that the SAT will ultimately be precluded from issuing a new 2005 VAT audit assessment. In the unexpected event that the SAT is provided the opportunity to issue a new 2005 VAT audit assessment, the Company cannot predict if the SAT would issue a new assessment or the basis of any new assessment. Accordingly, the Company is not able to estimate any related potential exposure.
KCSM has not historically assessed VAT on international import transportation services provided to its customers based on a written ruling that KCSM obtained from the SAT in 2008 stating that such services were not subject to VAT (the “2008 Ruling”). Notwithstanding the 2008 Ruling, in December 2013, the SAT unofficially informed KCSM of an intended implementation of new criteria effective as of January 1, 2014, pursuant to which VAT would be assessed on all international import transportation services on the portion of the services provided within Mexico. Additionally, in November 2013, the SAT filed an action to nullify the 2008 Ruling, potentially exposing the application of the new criteria to open tax years. In February 2014, KCSM filed an action opposing the SAT’s nullification action. In December 2016, KCSM was notified of a resolution

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

issued by the Mexican tax court confirming the 2008 Ruling. The SAT appealed this resolution. In October 2017, the Circuit Court resolved to not render a decision on the case but rather to send the SAT’s appeal to the Supreme Court. The Supreme Court will decide whether it will hear the case and render a decision, or remand the SAT’s appeal back to the Circuit Court for a decision. The Company believes it is more likely than not that it will continue to prevail in this matter. Further, as of the date of this filing, the SAT has not implemented any new criteria regarding this assessment of VAT on international import transportation services. The Company believes it is probable that any unexpected nullification of the 2008 Ruling and the implementation of any new VAT criteria would be applied on a prospective basis, in which case, due to the pass-through nature of VAT, KCSM would begin to assess its customers for VAT on international import transportation services, resulting in no material impact to the Company’s consolidated financial statements.

Note 13. Stockholders’ Equity
Information regarding the Company’s capital stock at December 31 follows:

	Shares Authorized		Shares Issued
	2017	2016	2017	2016
$25 par, 4% noncumulative, preferred stock	840,000	840,000	649,736	649,736
$1 par, preferred stock	2,000,000	2,000,000	—	—
$.01 par, common stock	400,000,000	400,000,000	123,352,185	123,352,185
Shares outstanding at December 31:

	2017	2016
$25 par, 4% noncumulative, preferred stock	242,170	242,170
$.01 par, common stock	103,036,805	106,606,619
Share Repurchase Programs. During the first half of 2017, KCS concluded its $500.0 million share repurchase program, announced in May 2015 (the “2015 Program”). In August 2017, the Company announced a new share repurchase program of up to $800.0 million, which expires on June 30, 2020 (the “2017 Program”). Share repurchases may be made in the open market, through privately negotiated transactions, or through an accelerated share repurchase (“ASR”) program limited to $200.0 million.
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
During the second half of 2017, the Company entered into and settled two ASR agreements under its ASR program. In total, the Company repurchased 1,901,769 shares of common stock at an average price of $105.17 per share and a cost of $200.0 million.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

During 2017, KCS repurchased 1,340,209 shares of common stock for $120.4 million at an average price of $89.83 per share under the 2015 Program, and 2,419,469 shares of common stock for $255.2 million at an average price of $105.48 per share under the 2017 Program. In total during 2017, the Company repurchased 3,759,678 shares at an average price of $99.90 per share and a total cost of $375.6 million under both the 2015 Program and the 2017 Program.
Treasury Stock. Shares of common stock in treasury and related activity follow:

	2017	2016	2015
Balance at beginning of year	16,745,566	14,891,041	12,959,855
Shares repurchased	3,759,678	2,127,612	2,133,984
Shares issued to fund stock option exercises	(9,110)	(15,264)	(89,035)
Employee stock purchase plan shares issued	(76,401)	(82,372)	(52,736)
Nonvested shares issued	(124,519)	(179,309)	(62,936)
Nonvested shares forfeited	20,166	3,858	1,909
Balance at end of year	20,315,380	16,745,566	14,891,041
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
The Company and certain of its subsidiaries have established trusts to provide for the funding of corporate commitments and entitlements of certain officers, directors, employees and others in the event of a specified change in control of the Company or subsidiary. Assets held in such trusts on December 31, 2017 and 2016, were not material. Depending upon the circumstances at the time of any such change in control, the most significant of which would be the price paid for KCS common stock by a party seeking to control the Company, funding of the Company’s trusts could be substantial.
Cash Dividends on Common Stock. The following table presents the amount of cash dividends declared per common share by the Company’s Board of Directors:

	2017	2016	2015
Cash dividends declared per common share	$1.38	$1.32	$1.32

Note 14. Share-Based Compensation
On May 4, 2017, the Company’ stockholders approved the Kansas City Southern 2017 Equity Incentive Plan (the “2017 Plan”), which replaced the Kansas City Southern 2008 Stock Option and Performance Award Plan (the “2008 Plan”). The Board of Directors and its Compensation and Organization Committee had previously adopted the 2017 Plan, subject to stockholder approval, on January 26, 2017, and February 17, 2017, respectively. The 2017 Plan provides for the granting of up to 3,750,000 shares of the Company’s common stock to eligible persons as defined in the 2017 Plan. Outstanding equity awards granted under the 2008 Plan and the 2017 Plan (the “Plans”) are to be governed by the terms and conditions of each individual plan and the related award agreements.
Stock Options. The exercise price for options granted under the Plans equals the closing market price of the Company’s stock on the date of grant. Options generally have a 3-year vesting period and are exercisable over the 10-year contractual term, except that options outstanding become immediately exercisable upon certain defined circumstances constituting a change in control of the Company. The grant date fair value is recorded to expense on a straight-line basis over the vesting period.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used were as follows:

	2017	2016	2015
Expected dividend yield	1.52%	1.60%	0.94%
Expected volatility	30.74%	32.29%	37.11%
Risk-free interest rate	2.20%	1.51%	1.82%
Expected term (years)	6.0	6.0	6.0
Weighted-average grant date fair value of stock options granted	$24.49	$22.98	$41.49
The expected dividend yield is calculated as the ratio of dividends paid per share of common stock to the stock price on the date of grant. The expected volatility is based on the historical volatility of the Company’s stock price over a term equal to the estimated life of the options. The risk-free interest rate is determined based on U.S. Treasury rates for instruments with terms approximating the expected term of the options granted, which represents the period of time the awards are expected to be outstanding and is based on the historical experience of similar awards.
A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			In years	In millions
Options outstanding at December 31, 2016	414,803	$76.87
Granted	97,090	87.11
Exercised	(9,110)	80.32
Forfeited or expired	(2,159)	88.35
Options outstanding at December 31, 2017	500,624	$78.74	6.1	$14.0

Exercisable at December 31, 2017	339,711	$74.33	5.0	$11.0
The aggregate intrinsic value in the table above, which is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options, represents the amount optionees would have realized if all in-the-money options had been exercised on the last business day of the period indicated.
Compensation cost of $2.3 million, $2.5 million, and $2.0 million was recognized for stock option awards for the years ended December 31, 2017, 2016, and 2015, respectively. The total income tax benefit recognized in the consolidated statements of income was $0.8 million, $0.9 million, and $0.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Additional information regarding stock option exercises appears in the table below (in millions):

	2017	2016	2015
Aggregate grant-date fair value of stock options vested	$2.8	$1.8	$2.0
Intrinsic value of stock options exercised	0.2	0.6	6.1
Cash received from option exercises	0.7	0.9	4.2
Tax benefit from options exercised during the annual period	0.1	0.2	2.3

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

As of December 31, 2017, $1.2 million of unrecognized compensation cost relating to nonvested stock options is expected to be recognized over a weighted-average period of 1.0 year. At December 31, 2017, there were 3,694,802 shares available for future grants under the 2017 Plan.
Nonvested Stock. The Plans provide for the granting of nonvested stock awards to officers and other designated employees. The grant date fair value is based on the closing market price on the date of the grant. These awards are subject to forfeiture if employment terminates during the vesting period, which is generally 3 year or 5 year vesting for employees. Awards granted to the Company’s directors vest immediately on date of grant. The grant date fair value of nonvested shares is recorded to compensation expense on a straight-line basis over the vesting period.
On February 19, 2016 the Company granted 66,320 shares of nonvested stock (“the market-based award”) under the 2008 Plan. The market-based award contained a market condition that accelerated the vesting in three tranches if the twenty trading day volume-weighted average price of the Company’s common stock was above $84.14, $91.79 or $99.44. The first two target prices of $84.14 and $91.79 were met in the first and second quarters of 2016, respectively, and the remaining target price of$99.44 was met in June 2017.
The fair value and requisite service period of nonvested market-based awards granted on February 19, 2016 were estimated on the date of grant using the Monte Carlo simulation model. The assumptions used in the Monte Carlo simulation model are consistent with those used to value stock options and were as follows:

Nonvested Stock
Expected dividend yield	1.58%
Expected volatility	31.68%
Risk-free interest rate	0.53% - 1.89%
Expected term (years)	1.9
Weighted-average grant date fair value	$70.95
A summary of nonvested stock activity is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
			In millions
Nonvested stock at December 31, 2016	238,010	$91.55
Granted	121,307	93.29
Vested	(62,472)	87.51
Forfeited	(20,166)	90.83
Nonvested stock at December 31, 2017	276,679	$93.28	$29.1
The fair value (at vest date) of shares vested during the years ended December 31, 2017, 2016, and 2015 was $5.9 million, $7.0 million, and $6.4 million, respectively.
The weighted-average grant date fair value of nonvested stock granted during 2017, 2016, and 2015 was $93.29, $80.92 and $112.03, respectively. Compensation cost for nonvested stock and market-based awards was $9.3 million, $9.6 million, and $5.1 million for the years ended December 31, 2017, 2016, and 2015, respectively. The total income tax benefit recognized in the consolidated statements of income was $3.5 million, $3.5 million, and $1.9 million for the years ended December 31, 2017, 2016, and 2015, respectively.
As of December 31, 2017, $13.6 million of unrecognized compensation costs related to nonvested stock is expected to be recognized over a weighted-average period of 1.4 years.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Performance Based Awards. The Company granted performance based nonvested stock awards during 2017 (the “2017 Awards”), 2016 (the “2016 Awards”) and 2015 (the “2015 Awards”). The awards granted provide a target number of shares that generally vest at the end of a 3-year requisite service period following the grant date. In addition to the service condition, the number of nonvested shares to be received depends on the attainment of defined Company-wide performance goals based on operating ratio (“OR”) and return on invested capital (“ROIC”) over a three-year performance period. The 2017 and 2016 Awards are also subject to a revenue growth multiplier based on a three-year performance period calculated as defined in the related award agreement that can range from 80% to 140% of the award earned based on the OR and ROIC achieved. The number of nonvested shares ultimately earned will range between zero to 200% of the target award.
A summary of performance based nonvested stock activity at target is as follows:

	Target Number of Shares *	Weighted-Average Grant Date Fair Value
Nonvested stock, at December 31, 2016	144,399	$97.08
Granted	54,588	87.09
Vested	(36,323)	94.23
Forfeited	(23,162)	102.30
Nonvested stock, at December 31, 2017	139,502	$93.05
_____________________
* For the 2017 Awards and the 2016 Awards, participants in the aggregate can earn up to a maximum of 107,888 and 105,320 shares, respectively. For the 2015 Awards, the performance shares earned were 21,397.
The weighted-average grant date fair value of performance based nonvested stock granted during 2017, 2016 and 2015 was $87.09, $82.71 and $119.35, respectively. The Company expenses the grant date fair value of the awards which are probable of being earned over the performance periods. Compensation cost on performance based awards was $6.0 million, $5.7 million and $3.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. Total income tax benefit recognized in the consolidated statements of income for performance based awards was $2.2 million, $2.1 million and $1.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.
As of December 31, 2017, $5.6 million of unrecognized compensation cost related to performance based awards is expected to be recognized over a weighted-average period of eleven months. The fair value (at vest date) of shares vested for the year ended December 31, 2017 was $3.2 million.
Employee Stock Purchase Plan. The employee stock purchase plan (“ESPP”) provides substantially all U.S. full-time employees of the Company, certain subsidiaries and certain other affiliated entities, with the right to subscribe to an aggregate of 4.0 million shares of common stock of the Company. Under the ESPP, eligible employees may contribute, through payroll deductions, up to 10% of their regular base compensation during six-month purchase periods at a purchase price equal to 85% of the closing market price on either the exercise date or the offering date, whichever is lower.
At the end of each purchase period, the accumulated deductions are applied toward the purchase of the Company’s common stock. Both the discount in grant price and the share option purchase price are valued to derive the award’s fair value. The awards vest and the expense is recognized ratably over the offering period.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following table summarizes activity related to the various ESPP offerings:

	Exercise Date			Received from Employees(i) In millions
	Date Issued	Purchase Price	Shares Issued

July 2017 offering	January 4, 2018	$89.18	30,595	$2.7
January 2017 offering	July 5, 2017	68.70	40,293	2.8
July 2016 offering	January 12, 2017	72.12	36,108	2.6
January 2016 offering	July 11, 2016	62.66	41,895	2.6
July 2015 offering	January 8, 2016	63.47	40,477	2.6
January 2015 offering	July 6, 2015	77.52	35,097	2.7
_____________________

(i)	Represents amounts received from employees through payroll deductions for share purchases under applicable offering.
The fair value of the ESPP stock purchase rights is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used for each of the respective periods were as follows:

	Year Ended December 31,
	2017	2016	2015
Expected dividend yield	1.47%	1.65%	1.20%
Expected volatility	17.09%	23.84%	17.00%
Risk-free interest rate	0.89%	0.46%	0.10%
Expected term (years)	0.5	0.5	0.5
Weighted-average grant date fair value	$17.90	$17.29	$20.55
Compensation expense of $1.3 million, $1.4 million, and $1.3 million was recognized for ESPP option awards for the years ended December 31, 2017, 2016, and 2015, respectively. At December 31, 2017, there were 3.5 million remaining shares available for future ESPP offerings under the plan.

Note 15. Commitments and Contingencies
Concession Duty. Under KCSM’s 50-year Concession, which could expire in 2047 unless extended, KCSM pays annual concession duty expense of 1.25% of gross revenues. For the year ended December 31, 2017, the concession duty expense, which is recorded within materials and other in operating expenses, was $17.0 million, compared to $14.9 million and $15.4 million for the same periods in 2016 and 2015, respectively.
Litigation. The Company is a party to various legal proceedings and administrative actions, all of which are of an ordinary, routine nature and incidental to its operations. Included in these proceedings are various tort claims brought by current and former employees for job-related injuries and by third parties for injuries related to railroad operations. KCS aggressively defends these matters and has established liability provisions, which management believes are adequate to cover expected costs. Although it is not possible to predict the outcome of any legal proceeding, in the opinion of management, such proceedings and actions should not, individually, or in the aggregate, have a material adverse effect on the Company’s consolidated financial statements.

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
Personal Injury. The Company’s personal injury liability is based on semi-annual actuarial studies performed on an undiscounted basis by an independent third party actuarial firm and reviewed by management. This liability is based on personal injury claims filed and an estimate of claims incurred but not yet reported. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Adjustments to the liability are reflected within operating expenses in the period in which changes to estimates are known. Personal injury claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The personal injury liability as of December 31, 2017, is based on an updated actuarial study of personal injury claims through November 30, 2017, and review of December 2017 experience. For the years ended December 31, 2017 and 2016, the Company recognized a $3.6 million and $1.1 million reduction, respectively, in personal injury liability, due to changes in estimates as a result of the Company’s claims development and settlement experience.
The personal injury liability activity was as follows (in millions):

	2017	2016
Balance at beginning of year	$23.8	$23.9
Accruals	4.8	4.8
Changes in estimate	(3.6)	(1.1)
Payments	(5.7)	(3.8)
Balance at end of year	$19.3	$23.8
Tax Contingencies. Information regarding tax contingencies is included in Note 12 Income Taxes - Tax Contingencies.
Contractual Agreements. In the normal course of business, the Company enters into various contractual agreements related to commercial arrangements and the use of other railroads’ or governmental entities’ infrastructure needed for the operations of the business. The Company is involved or may become involved in certain disputes involving transportation rates,

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

product loss or damage, charges, and interpretations related to these agreements. While the outcome of these matters cannot be predicted with certainty, the Company does not believe that, when resolved, these disputes will have a material effect on its consolidated financial statements.
Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment experience, deterioration of customer creditworthiness or weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and its operating results. If the financial condition of the Company’s customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required. The Company has recognized provisions for uncollectability based on its best estimate as of December 31, 2017.
Panama Canal Railway Company (”PCRC”) Guarantees and Indemnities. At December 31, 2017, the Company had issued and outstanding $5.5 million under a standby letter of credit to fulfill its obligation to fund fifty percent of the debt service reserve and liquidity reserve established by PCRC in connection with the issuance of the 7.0% Senior Secured Notes due November 1, 2026 (the “PCRC Notes”). Additionally, KCS has pledged its shares of PCRC as security for the PCRC Notes.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Note 16. Quarterly Financial Data (Unaudited)

	Fourth		Third		Second		First
	(In millions, except per share amounts)
2017
Revenues	$660.4		$656.6		$656.4		$609.5
Operating income	237.8	(i)	233.8	(i)	239.3	(i)	210.7	(i)
Net income	552.4	(iii)	129.9		134.7		146.9
Net income attributable to Kansas City Southern and subsidiaries	551.7		129.3		134.4		146.6
Per share data:
Basic earnings per common share	$5.35		$1.24		$1.27		$1.38
Diluted earnings per common share	5.33		1.23		1.27		1.38

2016
Revenues	$598.5		$604.5		$568.5		$562.7
Operating income	210.9	(ii)	199.8	(ii)	219.9	(ii)	187.9
Net income	130.3		121.0		120.5		108.1
Net income attributable to Kansas City Southern and subsidiaries	129.6		120.6		120.1		107.8
Per share data:
Basic earnings per common share	$1.21		$1.12		$1.12		$1.00
Diluted earnings per common share	1.21		1.12		1.11		0.99
_____________________

(i)
During the first, second, third and fourth quarters of 2017, the Company recognized an $11.7 million, $12.8 million, $11.1 million and $8.5 million benefit, respectively, related to a credit available for the excise tax included in the price of fuel that is purchased and consumed in locomotives and certain work equipment in Mexico.

(ii)
During the second, third and fourth quarters of 2016, the Company recognized a $34.0 million, $15.6 million and $13.2 million benefit, respectively, related to a credit available for the excise tax included in the price of fuel that is purchased and consumed in locomotives and certain work equipment in Mexico.

(iii)	During the fourth quarter of 2017, the Company recognized a $413.0 million net tax benefit as a result of the Tax Reform Act, which was signed into law December 22, 2017.

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
The following tables provide information by geographic area (in millions):

	Years ended December 31,
	2017	2016	2015
Revenues
U.S.	$1,359.5	$1,210.8	$1,248.4
Mexico	1,223.4	1,123.4	1,170.4
Total revenues	$2,582.9	$2,334.2	$2,418.8

	December 31,
	2017	2016
Property and equipment (including concession assets), net
U.S.	$5,227.3	$4,960.6
Mexico	3,176.5	3,109.1
Total property and equipment (including concession assets), net	$8,403.8	$8,069.7

Note 18. Subsequent Events
Foreign Currency Hedging
As of December 31, 2017, the Company had outstanding foreign currency option contracts known as zero-cost collars with an aggregate notional amount of $80.0 million, to hedge its exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar. During January 2018, these contracts matured, resulting in cash received of $10.0 million.
During January 2018, the Company entered into several zero-cost collar contracts with an aggregate notional amount of $340.0 million and maturity dates throughout 2018 and in January 2019. The zero-cost collar contracts have a weighted-average rate of Ps.19.23 to each U.S. dollar for the Mexican peso call options purchased by KCS and a weighted-average rate of Ps.21.45 to each U.S. dollar for the Mexican peso put options sold by KCS.
The Company has not designated these foreign currency derivative instruments as hedging instruments for accounting purposes. The Company will measure the foreign currency derivative instruments at fair value each period and will recognize any change in fair value in foreign exchange gain (loss) within the consolidated statements of income.
Common Stock Dividend
On January 23, 2018, the Company’s Board of Directors declared a cash dividend of $0.36 per share payable on April 4, 2018, to common stockholders of record as of March 12, 2018. The aggregate amount of the dividend declared was approximately $37.1 million.

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
As of December 31, 2017, KCS had outstanding $2,093.5 million senior notes due through 2045. The senior notes are unsecured obligations of KCS, and are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCSR and certain wholly-owned domestic subsidiaries of KCS. As a result, the Company is providing the following condensed consolidating financial information (in millions).

Condensed Consolidating Statements of Comprehensive Income - KCS Notes

	2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$1,244.7	$1,359.0	$(20.8)	$2,582.9
Operating expenses	5.7	882.2	791.0	(17.6)	1,661.3
Operating income (loss)	(5.7)	362.5	568.0	(3.2)	921.6
Equity in net earnings of affiliates	974.8	6.4	9.6	(979.3)	11.5
Interest expense	(81.3)	(72.2)	(34.4)	87.7	(100.2)
Debt retirement and exchange costs	—	—	—	—	—
Foreign exchange gain	—	—	41.7	—	41.7
Other income (expense), net	86.7	(0.6)	1.2	(87.6)	(0.3)
Income before income taxes	974.5	296.1	586.1	(982.4)	874.3
Income tax expense (benefit)	9.9	(353.1)	254.2	(0.6)	(89.6)
Net income	964.6	649.2	331.9	(981.8)	963.9
Less: Net income attributable to noncontrolling interest	—	—	1.9	—	1.9
Net income attributable to Kansas City Southern and subsidiaries	964.6	649.2	330.0	(981.8)	962.0
Other comprehensive income (loss)	(6.7)	—	0.5	(0.5)	(6.7)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$957.9	$649.2	$330.5	$(982.3)	$955.3

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Statements of Comprehensive Income - KCS Notes—(Continued)

	2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$1,101.3	$1,252.5	$(19.6)	$2,334.2
Operating expenses	4.7	794.7	734.0	(17.7)	1,515.7
Operating income (loss)	(4.7)	306.6	518.5	(1.9)	818.5
Equity in net earnings of affiliates	468.5	5.3	12.7	(471.9)	14.6
Interest expense	(81.9)	(83.0)	(63.1)	130.3	(97.7)
Debt retirement and exchange costs	—	—	—	—	—
Foreign exchange loss	—	—	(72.0)	—	(72.0)
Other income (expense), net	104.4	(0.2)	24.1	(129.0)	(0.7)
Income before income taxes	486.3	228.7	420.2	(472.5)	662.7
Income tax expense	7.1	87.4	89.2	(0.9)	182.8
Net income	479.2	141.3	331.0	(471.6)	479.9
Less: Net income attributable to noncontrolling interest	—	—	1.8	—	1.8
Net income attributable to Kansas City Southern and subsidiaries	479.2	141.3	329.2	(471.6)	478.1
Other comprehensive loss	(1.5)	—	(2.5)	2.5	(1.5)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$477.7	$141.3	$326.7	$(469.1)	$476.6

	2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$1,135.9	$1,302.3	$(19.4)	$2,418.8
Operating expenses	4.6	779.7	849.3	(18.6)	1,615.0
Operating income (loss)	(4.6)	356.2	453.0	(0.8)	803.8
Equity in net earnings of affiliates	464.0	5.6	16.5	(467.8)	18.3
Interest expense	(4.6)	(84.9)	(40.1)	47.7	(81.9)
Debt retirement and exchange costs	0.1	(5.2)	(2.5)	—	(7.6)
Foreign exchange loss	—	—	(56.6)	—	(56.6)
Other income (expense), net	45.9	(3.1)	1.4	(47.6)	(3.4)
Income before income taxes	500.8	268.6	371.7	(468.5)	672.6
Income tax expense	16.5	98.3	72.5	—	187.3
Net income	484.3	170.3	299.2	(468.5)	485.3
Less: Net income attributable to noncontrolling interest	—	—	1.8	—	1.8
Net income attributable to Kansas City Southern and subsidiaries	484.3	170.3	297.4	(468.5)	483.5
Other comprehensive loss	(1.5)	—	(2.2)	2.2	(1.5)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$482.8	$170.3	$295.2	$(466.3)	$482.0

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Balance Sheets - KCS Notes

	December 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$292.0	$222.9	$475.5	$(310.3)	$680.1
Investments	—	3.9	40.7	—	44.6
Investments in consolidated subsidiaries	4,462.4	184.2	—	(4,646.6)	—
Property and equipment (including concession assets), net	—	4,454.8	3,954.9	(5.9)	8,403.8
Other assets	2,159.6	46.8	252.5	(2,388.7)	70.2
Total assets	$6,914.0	$4,912.6	$4,723.6	$(7,351.5)	$9,198.7
Liabilities and equity:
Current liabilities	$277.9	$673.6	$332.0	$(311.8)	$971.7
Long-term debt	2,066.8	1,517.2	1,040.3	(2,388.8)	2,235.5
Deferred income taxes	(7.1)	818.8	177.0	(1.5)	987.2
Other liabilities	13.5	70.3	55.1	—	138.9
Stockholders’ equity	4,562.9	1,832.7	2,802.7	(4,649.4)	4,548.9
Noncontrolling interest	—	—	316.5	—	316.5
Total liabilities and equity	$6,914.0	$4,912.6	$4,723.6	$(7,351.5)	$9,198.7

	December 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$18.3	$275.4	$389.6	$(35.3)	$648.0
Investments	—	3.9	29.0	—	32.9
Investments in consolidated subsidiaries	3,497.7	179.1	—	(3,676.8)	—
Property and equipment (including concession assets), net	—	4,203.6	3,868.8	(2.7)	8,069.7
Other assets	2,767.9	43.0	252.6	(2,996.6)	66.9
Total assets	$6,283.9	$4,705.0	$4,540.0	$(6,711.4)	$8,817.5
Liabilities and equity:
Current liabilities	$87.3	$432.8	$261.0	$(36.7)	$744.4
Long-term debt	2,064.3	1,928.9	1,274.9	(2,996.6)	2,271.5
Deferred income taxes	26.9	1,075.3	188.0	(0.9)	1,289.3
Other liabilities	4.0	86.3	17.5	—	107.8
Stockholders’ equity	4,101.4	1,181.7	2,484.0	(3,677.2)	4,089.9
Noncontrolling interest	—	—	314.6	—	314.6
Total liabilities and equity	$6,283.9	$4,705.0	$4,540.0	$(6,711.4)	$8,817.5

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Statements of Cash Flows - KCS Notes

	2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$220.4	$557.0	$266.9	$(15.9)	$1,028.4
Investing activities:
Capital expenditures	—	(375.5)	(209.9)	—	(585.4)
Purchase or replacement of equipment under operating leases	—	(42.6)	—	—	(42.6)
Property investments in MSLLC	—	—	(26.0)	—	(26.0)
Investments in and advances to affiliates	(0.6)	(0.6)	(20.4)	1.2	(20.4)
Proceeds from repayment of loans to affiliates	12,241.7	—	—	(12,241.7)	—
Loans to affiliates	(12,102.6)	—	—	12,102.6	—
Proceeds from disposal of property	—	6.0	2.8	—	8.8
Other investing activities	—	(17.2)	(1.7)	3.4	(15.5)
Net cash provided (used)	138.5	(429.9)	(255.2)	(134.5)	(681.1)
Financing activities:
Proceeds from short-term borrowings	12,102.6	—	—	—	12,102.6
Repayment of short-term borrowings	(11,943.6)	—	—	—	(11,943.6)
Repayment of long-term debt	—	(3.6)	(21.8)	—	(25.4)
Dividends paid	(142.5)	—	(12.5)	12.5	(142.5)
Shares repurchased	(375.6)	—	—	—	(375.6)
Proceeds from loans from affiliates	—	12,102.6	—	(12,102.6)	—
Repayment of loans from affiliates	—	(12,241.7)	—	12,241.7	—
Contributions from affiliates	—	0.6	0.6	(1.2)	—
Other financing activities	0.7	—	—	—	0.7
Net cash used	(358.4)	(142.1)	(33.7)	150.4	(383.8)
Cash and cash equivalents:
Net increase (decrease)	0.5	(15.0)	(22.0)	—	(36.5)
At beginning of year	0.2	32.6	137.8	—	170.6
At end of year	$0.7	$17.6	$115.8	$—	$134.1

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Statements of Cash Flows - KCS Notes—(Continued)

	2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$434.1	$236.0	$482.7	$(233.8)	$919.0
Investing activities:
Capital expenditures	—	(372.8)	(190.8)	—	(563.6)
Purchase or replacement of equipment under operating leases	—	(26.6)	—	—	(26.6)
Property investments in MSLLC	—	—	(33.1)	—	(33.1)
Investments in and advances to affiliates	(153.4)	(6.5)	(0.9)	159.9	(0.9)
Proceeds from repayment of loans to affiliates	9,067.7	—	—	(9,067.7)	—
Loans to affiliates	(9,123.4)	—	—	9,123.4	—
Proceeds from disposal of property	—	2.0	3.1	(0.1)	5.0
Other investing activities	—	(14.9)	3.9	2.0	(9.0)
Net cash used	(209.1)	(418.8)	(217.8)	217.5	(628.2)
Financing activities:
Proceeds from short-term borrowings	8,698.7	243.5	—	(243.5)	8,698.7
Repayment of short-term borrowings	(8,597.9)	(243.5)	—	243.5	(8,597.9)
Proceeds from issuance of long-term debt	248.7	—	—	—	248.7
Repayment of long-term debt	(244.8)	(3.5)	(28.1)	—	(276.4)
Dividends paid	(142.8)	—	(230.2)	230.2	(142.8)
Shares repurchased	(185.4)	—	—	—	(185.4)
Proceeds from loans from affiliates	—	8,879.9	—	(8,879.9)	—
Repayment of loans from affiliates	—	(8,824.2)	—	8,824.2	—
Contribution from affiliates	—	153.1	6.8	(159.9)	—
Other financing activities	(1.5)	(0.1)	(1.8)	1.7	(1.7)
Net cash provided (used)	(225.0)	205.2	(253.3)	16.3	(256.8)
Cash and cash equivalents:
Net increase	—	22.4	11.6	—	34.0
At beginning of year	0.2	10.2	126.2	—	136.6
At end of year	$0.2	$32.6	$137.8	$—	$170.6

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Statements of Cash Flows - KCS Notes—(Continued)

	2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$45.2	$356.6	$526.0	$(18.6)	$909.2
Investing activities:
Capital expenditures	—	(382.8)	(305.2)	—	(688.0)
Purchase or replacement of equipment under operating leases	—	(82.8)	(61.4)	—	(144.2)
Property investments in MSLLC	—	—	(17.4)	—	(17.4)
Investments in and advances to affiliates	(0.7)	(0.7)	(0.7)	1.4	(0.7)
Proceeds from repayment of loans to affiliates	293.9	—	—	(293.9)	—
Loans to affiliates	(80.0)	—	—	80.0	—
Proceeds from disposal of property	—	1.3	3.6	(0.3)	4.6
Other investing activities	(0.1)	(32.0)	3.6	1.2	(27.3)
Net cash provided (used)	213.1	(497.0)	(377.5)	(211.6)	(873.0)
Financing activities:
Proceeds from short-term borrowings	80.0	10,786.2	—	—	10,866.2
Repayment of short-term borrowings	—	(10,937.3)	(300.0)	—	(11,237.3)
Proceeds from issuance of long-term debt	—	663.7	40.0	(80.0)	623.7
Repayment of long-term debt	—	(88.4)	(61.4)	—	(149.8)
Dividends paid	(140.1)	—	(17.8)	17.8	(140.1)
Shares repurchased	(194.2)	—	—	—	(194.2)
Repayment of loans from affiliates	—	(293.9)	—	293.9	—
Other financing activities	(4.0)	(9.2)	(1.4)	(1.5)	(16.1)
Net cash provided (used)	(258.3)	121.1	(340.6)	230.2	(247.6)
Cash and cash equivalents:
Net decrease	—	(19.3)	(192.1)	—	(211.4)
At beginning of year	0.2	29.5	318.3	—	348.0
At end of year	$0.2	$10.2	$126.2	$—	$136.6

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

As of December 31, 2017, KCSR had outstanding $2.9 million principal amount of senior notes due through 2045. The senior notes are unsecured obligations of KCSR, and are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCS and certain wholly-owned domestic subsidiaries. As a result, the Company is providing the following condensed consolidating financial information (in millions).
Condensed Consolidating Statements of Comprehensive Income - KCSR Notes

	2017
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$1,220.8	$43.5	$1,359.0	$(40.4)	$2,582.9
Operating expenses	5.7	862.8	39.1	791.0	(37.3)	1,661.3
Operating income (loss)	(5.7)	358.0	4.4	568.0	(3.1)	921.6
Equity in net earnings of affiliates	974.8	19.0	4.5	9.6	(996.4)	11.5
Interest expense	(81.3)	(72.2)	—	(34.4)	87.7	(100.2)
Debt retirement and exchange costs	—	—	—	—	—	—
Foreign exchange gain	—	—	—	41.7	—	41.7
Other income (expense), net	86.7	(0.6)	—	1.2	(87.6)	(0.3)
Income before income taxes	974.5	304.2	8.9	586.1	(999.4)	874.3
Income tax expense (benefit)	9.9	(310.6)	(42.5)	254.2	(0.6)	(89.6)
Net income	964.6	614.8	51.4	331.9	(998.8)	963.9
Less: Net income attributable to noncontrolling interest	—	—	—	1.9	—	1.9
Net income attributable to Kansas City Southern and subsidiaries	964.6	614.8	51.4	330.0	(998.8)	962.0
Other comprehensive income (loss)	(6.7)	—	—	0.5	(0.5)	(6.7)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$957.9	$614.8	$51.4	$330.5	$(999.3)	$955.3

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Statements of Comprehensive Income - KCSR Notes—(Continued)

	2016
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$1,077.3	$43.7	$1,252.5	$(39.3)	$2,334.2
Operating expenses	4.7	776.3	38.1	734.0	(37.4)	1,515.7
Operating income (loss)	(4.7)	301.0	5.6	518.5	(1.9)	818.5
Equity in net earnings (losses) of affiliates	468.5	(0.2)	3.5	12.7	(469.9)	14.6
Interest expense	(81.9)	(83.0)	—	(63.1)	130.3	(97.7)
Debt retirement and exchange costs	—	—	—	—	—	—
Foreign exchange loss	—	—	—	(72.0)	—	(72.0)
Other income (expense), net	104.4	(0.2)	—	24.1	(129.0)	(0.7)
Income before income taxes	486.3	217.6	9.1	420.2	(470.5)	662.7
Income tax expense	7.1	84.3	3.1	89.2	(0.9)	182.8
Net income	479.2	133.3	6.0	331.0	(469.6)	479.9
Less: Net income attributable to noncontrolling interest	—	—	—	1.8	—	1.8
Net income attributable to Kansas City Southern and subsidiaries	479.2	133.3	6.0	329.2	(469.6)	478.1
Other comprehensive loss	(1.5)	—	—	(2.5)	2.5	(1.5)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$477.7	$133.3	$6.0	$326.7	$(467.1)	$476.6

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Statements of Comprehensive Income - KCSR Notes—(Continued)

	2015
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$1,112.5	$42.1	$1,302.3	$(38.1)	$2,418.8
Operating expenses	4.6	760.4	38.0	849.3	(37.3)	1,615.0
Operating income (loss)	(4.6)	352.1	4.1	453.0	(0.8)	803.8
Equity in net earnings (losses) of affiliates	464.0	(1.4)	3.7	16.5	(464.5)	18.3
Interest expense	(4.6)	(84.8)	(0.1)	(40.1)	47.7	(81.9)
Debt retirement and exchange costs	0.1	(5.2)	—	(2.5)	—	(7.6)
Foreign exchange loss	—	—	—	(56.6)	—	(56.6)
Other income (expense), net	45.9	(3.2)	0.1	1.4	(47.6)	(3.4)
Income before income taxes	500.8	257.5	7.8	371.7	(465.2)	672.6
Income tax expense	16.5	95.2	3.1	72.5	—	187.3
Net income	484.3	162.3	4.7	299.2	(465.2)	485.3
Less: Net income attributable to noncontrolling interest	—	—	—	1.8	—	1.8
Net income attributable to Kansas City Southern and subsidiaries	484.3	162.3	4.7	297.4	(465.2)	483.5
Other comprehensive loss	(1.5)	—	—	(2.2)	2.2	(1.5)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$482.8	$162.3	$4.7	$295.2	$(463.0)	$482.0

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Balance Sheets - KCSR Notes

	December 31, 2017
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$292.0	$214.1	$8.8	$475.5	$(310.3)	$680.1
Investments	—	3.9	—	40.7	—	44.6
Investments in consolidated subsidiaries	4,462.4	7.4	182.2	—	(4,652.0)	—
Property and equipment (including concession assets), net	—	4,283.2	171.6	3,954.9	(5.9)	8,403.8
Other assets	2,159.6	46.8	—	252.5	(2,388.7)	70.2
Total assets	$6,914.0	$4,555.4	$362.6	$4,723.6	$(7,356.9)	$9,198.7
Liabilities and equity:
Current liabilities	$277.9	$578.7	$94.9	$332.0	$(311.8)	$971.7
Long-term debt	2,066.8	1,517.2	—	1,040.3	(2,388.8)	2,235.5
Deferred income taxes	(7.1)	734.8	84.0	177.0	(1.5)	987.2
Other liabilities	13.5	70.0	0.3	55.1	—	138.9
Stockholders’ equity	4,562.9	1,654.7	183.4	2,802.7	(4,654.8)	4,548.9
Noncontrolling interest	—	—	—	316.5	—	316.5
Total liabilities and equity	$6,914.0	$4,555.4	$362.6	$4,723.6	$(7,356.9)	$9,198.7

	December 31, 2016
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$18.3	$271.8	$4.6	$389.6	$(36.3)	$648.0
Investments	—	3.9	—	29.0	—	32.9
Investments in consolidated subsidiaries	3,497.7	(9.8)	177.1	—	(3,665.0)	—
Property and equipment (including concession assets), net	—	4,024.5	179.1	3,868.8	(2.7)	8,069.7
Other assets	2,767.9	43.0	—	252.6	(2,996.6)	66.9
Total assets	$6,283.9	$4,333.4	$360.8	$4,540.0	$(6,700.6)	$8,817.5
Liabilities and equity:
Current liabilities	$87.3	$342.1	$91.7	$261.0	$(37.7)	$744.4
Long-term debt	2,064.3	1,928.8	0.1	1,274.9	(2,996.6)	2,271.5
Deferred income taxes	26.9	937.7	137.6	188.0	(0.9)	1,289.3
Other liabilities	4.0	86.2	0.1	17.5	—	107.8
Stockholders’ equity	4,101.4	1,038.6	131.3	2,484.0	(3,665.4)	4,089.9
Noncontrolling interest	—	—	—	314.6	—	314.6
Total liabilities and equity	$6,283.9	$4,333.4	$360.8	$4,540.0	$(6,700.6)	$8,817.5

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Statements of Cash Flows - KCSR Notes

	2017
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$220.4	$556.6	$0.4	$266.9	$(15.9)	$1,028.4
Investing activities:
Capital expenditures	—	(375.2)	(0.3)	(209.9)	—	(585.4)
Purchase or replacement of equipment under operating leases	—	(42.6)	—	—	—	(42.6)
Property investments in MSLLC	—	—	—	(26.0)	—	(26.0)
Investments in and advances to affiliates	(0.6)	—	(0.6)	(20.4)	1.2	(20.4)
Proceeds from repayment of loans to affiliates	12,241.7	—	—	—	(12,241.7)	—
Loans to affiliates	(12,102.6)	—	—	—	12,102.6	—
Proceeds from disposal of property	—	6.0	—	2.8	—	8.8
Other investing activities	—	(17.2)	—	(1.7)	3.4	(15.5)
Net cash provided (used)	138.5	(429.0)	(0.9)	(255.2)	(134.5)	(681.1)
Financing activities:
Proceeds from short-term borrowings	12,102.6	—	—	—	—	12,102.6
Repayment of short-term borrowings	(11,943.6)	—	—	—	—	(11,943.6)
Repayment of long-term debt	—	(3.5)	(0.1)	(21.8)	—	(25.4)
Dividends paid	(142.5)	—	—	(12.5)	12.5	(142.5)
Shares repurchased	(375.6)	—	—	—	—	(375.6)
Proceeds from loans from affiliates	—	12,102.6	—	—	(12,102.6)	—
Repayment of loans from affiliates	—	(12,241.7)	—	—	12,241.7	—
Contributions from affiliates	—	—	0.6	0.6	(1.2)	—
Other financing activities	0.7	—	—	—	—	0.7
Net cash provided (used)	(358.4)	(142.6)	0.5	(33.7)	150.4	(383.8)
Cash and cash equivalents:
Net increase (decrease)	0.5	(15.0)	—	(22.0)	—	(36.5)
At beginning of year	0.2	32.6	—	137.8	—	170.6
At end of year	$0.7	$17.6	$—	$115.8	$—	$134.1

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Statements of Cash Flows - KCSR Notes—(Continued)

	2016
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$434.1	$235.4	$0.6	$482.7	$(233.8)	$919.0
Investing activities:
Capital expenditures	—	(372.2)	(0.6)	(190.8)	—	(563.6)
Purchase or replacement of equipment under operating leases	—	(26.6)	—	—	—	(26.6)
Property investments in MSLLC	—	—	—	(33.1)	—	(33.1)
Investments in and advances to affiliates	(153.4)	—	(6.5)	(0.9)	159.9	(0.9)
Proceeds from repayment of loans to affiliates	9,067.7	—	—	—	(9,067.7)	—
Loans to affiliates	(9,123.4)	—	—	—	9,123.4	—
Proceeds from disposal of property	—	2.0	—	3.1	(0.1)	5.0
Other investing activities	—	(14.9)	—	3.9	2.0	(9.0)
Net cash used	(209.1)	(411.7)	(7.1)	(217.8)	217.5	(628.2)
Financing activities:
Proceeds from short-term borrowings	8,698.7	243.5	—	—	(243.5)	8,698.7
Repayment of short-term borrowings	(8,597.9)	(243.5)	—	—	243.5	(8,597.9)
Proceeds from issuance of long-term debt	248.7	—	—	—	—	248.7
Repayment of long-term debt	(244.8)	(3.4)	(0.1)	(28.1)	—	(276.4)
Dividends paid	(142.8)	—	—	(230.2)	230.2	(142.8)
Shares repurchased	(185.4)	—	—	—	—	(185.4)
Proceeds from loans from affiliates	—	8,879.9	—	—	(8,879.9)	—
Repayment of loans from affiliates	—	(8,824.2)	—	—	8,824.2	—
Contribution from affiliates	—	146.6	6.5	6.8	(159.9)	—
Other financing activities	(1.5)	(0.1)	—	(1.8)	1.7	(1.7)
Net cash provided (used)	(225.0)	198.8	6.4	(253.3)	16.3	(256.8)
Cash and cash equivalents:
Net increase (decrease)	—	22.5	(0.1)	11.6	—	34.0
At beginning of year	0.2	10.1	0.1	126.2	—	136.6
At end of year	$0.2	$32.6	$—	$137.8	$—	$170.6

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Statements of Cash Flows - KCSR Notes—(Continued)

	2015
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$45.2	$355.6	$1.0	$526.0	$(18.6)	$909.2
Investing activities:
Capital expenditures	—	(381.5)	(1.3)	(305.2)	—	(688.0)
Purchase or replacement of equipment under operating leases	—	(82.8)	—	(61.4)	—	(144.2)
Property investments in MSLLC	—	—	—	(17.4)	—	(17.4)
Investments in and advances to affiliates	(0.7)	—	(0.7)	(0.7)	1.4	(0.7)
Proceeds from repayment of loans to affiliates	293.9	—	—	—	(293.9)	—
Loans to affiliates	(80.0)	—	—	—	80.0	—
Proceeds from disposal of property	—	1.3	—	3.6	(0.3)	4.6
Other investing activities	(0.1)	(32.0)	—	3.6	1.2	(27.3)
Net cash provided (used)	213.1	(495.0)	(2.0)	(377.5)	(211.6)	(873.0)
Financing activities:
Proceeds from short-term borrowings	80.0	10,786.2	—	—	—	10,866.2
Repayment of short-term borrowings	—	(10,937.3)	—	(300.0)	—	(11,237.3)
Proceeds from issuance of long-term debt	—	663.7	—	40.0	(80.0)	623.7
Repayment of long-term debt	—	(88.3)	(0.1)	(61.4)	—	(149.8)
Dividends paid	(140.1)	—	—	(17.8)	17.8	(140.1)
Shares repurchased	(194.2)	—	—	—	—	(194.2)
Repayment of loans from affiliates	—	(293.9)	—	—	293.9	—
Other financing activities	(4.0)	(9.9)	0.7	(1.4)	(1.5)	(16.1)
Net cash provided (used)	(258.3)	120.5	0.6	(340.6)	230.2	(247.6)
Cash and cash equivalents:
Net decrease	—	(18.9)	(0.4)	(192.1)	—	(211.4)
At beginning of year	0.2	29.0	0.5	318.3	—	348.0
At end of year	$0.2	$10.1	$0.1	$126.2	$—	$136.6

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable.

Item 9A.	Controls and Procedures
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
KPMG LLP, the independent registered public accounting firm that audited the Company’s financial statements contained herein, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2017. The attestation report is included in Item 8 of this Form 10-K.

Item 9B.	Other Information
None.

Part III
The Company has incorporated by reference certain responses to the Items of this Part III pursuant to Rule 12b-23 under the Exchange Act and General Instruction G(3) to Form 10-K. The Company’s definitive proxy statement for the annual meeting of stockholders scheduled for May 17, 2018 (“Proxy Statement”), will be filed no later than 120 days after December 31, 2017.

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
None.
(d) Audit Committee and Audit Committee Financial Experts
The section of the Proxy Statement entitled “Board Committees — Audit Committee” is incorporated by reference in partial response to this Item 10.
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
(g) Annual Certification to the New York Stock Exchange
KCS’s common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “KSU”. As a result, the Chief Executive Officer is required to make annually, and he made on June 2, 2017, a CEO’s Annual Certification to the New York Stock Exchange in accordance with Section 303A.12 of the NYSE Listed Company Manual stating that he was not aware of any violations by KCS of the NYSE corporate governance listing standards.

Item 11.	Executive Compensation
The sections of the Proxy Statement entitled “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Executive Compensation”, “Board Committees - Compensation Committee Interlocks and Insider Participation”, and “Director Compensation” are incorporated by reference in response to this Item 11.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The section of the Proxy Statement entitled “Beneficial Ownership” is incorporated by reference in partial response to this Item 12.
Equity Compensation Plan Information
The following table provides information as of December 31, 2017, about the common stock that may be issued upon the exercise of options, warrants and rights, as well as shares remaining available for future issuance under the Company’s existing equity compensation plans.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans-Excluding Securities Reflected in the First Column (i)
Equity compensation plans:
Approved by security holders	678,415	$82.22	7,242,526
Not approved by security holders	—	—	—
Total	678,415	$82.22	7,242,526
_____________________

(i)
Includes 3,547,724 shares available for issuance under the 2009 Employee Stock Purchase Plan and 3,694,802 shares available for issuance under the 2017 Plan in the form of Nonvested Shares, Bonus Shares, Performance Units or Performance Shares or issued upon the exercise of Options (including ISOs) or stock appreciation rights awarded under the 2017 Plan.

The Company has no knowledge of any arrangement the operation of which may at a subsequent date result in a change of control of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The sections of the Proxy Statement entitled “Certain Transactions” and “Corporate Governance - Director Independence” are incorporated by reference in response to this Item 13.

Item 14.	Principal Accountant Fees and Services
The section of the Proxy Statement entitled “Independent Registered Public Accounting Firm” is incorporated by reference in response to this Item 14.

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
3.1
Amended and Restated Certificate of Incorporation of Kansas City Southern, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 7, 2012 (File No. 1-4717), is incorporated herein by reference as Exhibit 3.1.

3.1.1
Amendments to the Kansas City Southern Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 5, 2014 (File No. 1-4717), is incorporated herein by reference as Exhibit 3.1.1.

3.2
Kansas City Southern Bylaws, amended and restated as of May 6, 2016, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 10, 2016 (File No. 1-4717), is incorporated herein by reference as Exhibit 3.2.

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

4.2.1
First Supplemental Indenture, dated November 23, 2015, among KCSR, the Guarantors and the U.S. Bank National Association, as trustee and paying agent, filed as exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 24, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.2.1.

4.2.2
Form of Special Global Note representing KCSR’s 4.30% Senior Notes due 2043, filed as Exhibit 4.2.4 to the Company’s Registration Statement on Form S-4 filed on April 21, 2014 (File No. 333-195413), is incorporated herein by reference as Exhibit 4.2.2.

4.3
2020 KCSM Notes Indenture, dated May 3, 2013, filed as exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 8, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.3.

4.3.1
First Supplemental Indenture, dated November 23, 2015, filed as exhibit 4.5 to the Company’s Current Report on Form 8-K filed on November 24, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.3.1.

4.3.2
2023 KCSM Notes Indenture, dated May 3, 2013, filed as exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 8, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.3.2.

4.3.3
First Supplemental Indenture, dated November 23, 2015, filed as exhibit 4.6 to the Company’s Current Report on Form 8-K filed on November 24, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.3.3.

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

4.4.1
First Supplemental Indenture, dated November 23, 2015, among KCSR, the Guarantors and U.S. Bank National Association, as trustee and paying agent, filed as exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 24, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.4.1.

4.4.2
Form of Special Global Note representing KCSR’s 3.85% Senior Notes due 2023, filed as Exhibit 4.4.4 to the Company’s Registration Statement on Form S-4 filed on April 21, 2014 (File No. 333-195413), is incorporated herein by reference as Exhibit 4.4.2.

4.5
2045 Notes Indenture, dated July 27, 2015, among KCSR, the Note Guarantors and U.S. Bank National Association, as trustee, filed as exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 28, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.5.

4.5.1
First Supplemental Indenture, dated July 27, 2015, among KCSR, the Note Guarantors and U.S. Bank National Association, as trustee, filed as exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 28, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.5.1.

4.5.2
Second Supplemental Indenture, dated November 23, 2015, among KCSR, the Note Guarantors and U.S. Bank National Association, as trustee, filed as exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 24, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.5.2.

4.5.3
Form of Note representing 4.950% Senior Notes due 2045 (included in Exhibit 4.2), filed as exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 28, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.5.3.

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

4.6.6
Seventh Supplemental Indenture, dated May 16, 2016, among the Company, the Note Guarantors and U.S. Bank National Association, as trustee, filed as exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 17, 2016 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.6.6.

4.6.7
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

10.5*
Kansas City Southern Executive Plan (Amended and Restated February 18, 2015), filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 23, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.

10.6*
Kansas City Southern Annual Incentive Plan, as amended and restated February 17, 2017, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 24, 2017 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.6.

10.7
English translation of concession title granted by the Secretaría de Comunicaciones y Transportes (“SCT”) in favor of Ferrocarril del Noreste, S.A. de C.V. (“FNE”), dated December 2, 1996, filed as Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2011, filed on February 8, 2012 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.7.

10.7.1
English translation of amendment, dated February 12, 2001, filed as Exhibit 10.10.1 to the Company’s Form 10-K for the year ended December 31, 2011, filed on February 8, 2012 (File No. 1-4717), of concession title granted by SCT in favor of KCSM, formerly known as FNE, December 2, 1996, is incorporated herein by reference as Exhibit 10.7.1.

10.7.2
English translation of amendment no. 2, dated November 22, 2006, filed as Exhibit 10.10.2 to the Company’s Form 10-K for the year ended December 31, 2011, filed on February 8, 2012 (File No. 1-4717), of concession title granted by SCT in favor of KCSM, formerly known as FNE, December 2, 1996, as amended February 12, 2001, is incorporated herein by reference as Exhibit 10.7.2.

10.7.3
English translation of amendment no. 3, dated March 26, 2014, of concession title granted by SCT in favor of KCSM, formerly known as FNE, December 2, 1996, as amended February 12, 2001 and November 22, 2006, filed as Exhibit 10.8.3 to the Company’s Form 10-K for the year ended December 31, 2016, filed on January 27, 2017 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.7.3.

10.8
Agreement to Forego Compensation between A. Edward Allinson and the Company, fully executed on March 30, 2001; Loan Agreement between A. Edward Allinson and the Company, fully executed on September 18, 2001; and the Promissory Note executed by the Trustees of The A. Edward Allinson Irrevocable Trust Agreement, dated June 4, 2001, Courtney Ann Arnot, A. Edward Allinson III and Bradford J. Allinson, Trustees, as Maker, and the Company, as Holder, filed as Exhibit 10.36 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 28, 2003 (File No. 1-4717), are incorporated herein by reference as Exhibit 10.8.

10.9
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

10.10.1
Amendment No. 1 to the Transaction Agreement, dated January 17, 2006, filed as Exhibit 10.47 to the Company’s Form 10-K for the year ended December 31, 2005, filed on April 7, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.10.1.

10.10.2
Amendment No. 2 to the Transaction Agreement, dated May 1, 2006, filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2006, filed on May 9, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.10.2.

Exhibit	Description
10.10.3
Limited Liability Company Agreement of Meridian Speedway, LLC, dated May 1, 2006, between the Alabama Great Southern Railroad Company and the Company, filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2006, filed on May 9, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.10.3.

10.10.4
Amendment No. 1 and Waiver to Limited Liability Company Agreement, dated August 12, 2011, among Meridian Speedway, LLC, the Company, KCS Holdings, Inc. and The Alabama Great Southern Railroad Company, filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2011, filed on October 21, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.10.4.

10.10.5
Amendment No. 2 to Limited Liability Company Agreement, dated December 9, 2013, among the Company, KCS Holdings, Inc. and The Alabama Great Southern Railroad Company, filed as Exhibit 10.11.5 to the Company’s Form 10-K for the year ended December 31, 2016, filed on January 27, 2017 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.10.5.

10.11
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

10.11.1
Equipment Lease Agreement, dated August 2, 2006, between KCSR and the KCSR Trust 2006-1, filed as Exhibit 10.41 to the Company’s Form 10-Q for the quarter ended September 30, 2006, filed on November 9, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.11.1.

10.12
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

10.12.1
Equipment Lease Agreement, dated September 27, 2007, between KCSR and the KCSR 2007-1 Statutory Trust, filed as Exhibit 10.52 to the Company’s Form 10-K for the year ended December 31, 2007, filed on February 15, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.12.1.

10.13*
Kansas City Southern 2008 Stock Option and Performance Award Plan (Amended and Restated February 18, 2015) (the “2008 Plan”), filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 23, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.13.

10.13.1*
Form of Restricted Shares Award Agreement (Standard Form) under the 2008 Plan, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 23, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.13.1.

10.13.2*
Form of Restricted Shares Award Agreement (for use with the Executive Plan) under the 2008 Plan, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 23, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.13.2.

10.13.3*
Form of Restricted Stock Award Agreement under the 2008 Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 10, 2016 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.13.3.

10.13.4*
Form of Restricted Share Award Agreement (Employees) under the 2008 Plan for the 2016 Stock Appreciation Incentive Plan, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 25, 2016 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.13.4.

10.13.5*
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (United States Employees) under the 2008 Plan for the 2014 Long-Term Incentive Program, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2014 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.13.5.

10.13.6*
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (Non-United States Employees) under the 2008 Plan for the 2014 Long-Term Incentive Program, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 26, 2014 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.13.6.

Exhibit	Description
10.13.7*
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (Employees) under the 2008 Plan for the 2015 Long-Term Incentive Program, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 23, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.13.7.

10.13.8*
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (Employees) under the 2008 Plan for the 2016 Long-Term Incentive Program, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2016 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.13.8.

10.13.9*
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement under the 2008 Plan for the 2017 Long-Term Incentive Program, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 24, 2017 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.13.9.

10.14
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

10.14.1
Equipment Lease Agreement (KCSR 2008-1), dated as of April 1, 2008, between KCSR 2008-1 Statutory Trust (as Lessor) and KCSR (as Lessee), filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2008, filed on April 24, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.14.1.

10.15
Loan and Security Agreement, dated February 26, 2008, between KCSM and Export Development Canada, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2008, filed on April 24, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.15.

10.16
Loan Agreement, dated as of September 24, 2008, between KCSM and DVB Bank AG, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2008, filed on October 28, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.16.

10.17*
English translation of the Employment Agreement, dated April 20, 2006, between Kansas City Southern de México, S.A. de C.V. and José Guillermo Zozaya Delano, filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2009, filed on April 30, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.17.

10.17.1*
English translation of Amendment Agreement to the Individual Indefinite Employment Contract of April 20, 2006, dated May 27, 2009, between KCSM and José Guillermo Zozaya Delano, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 2, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.17.1.

10.18*
Employment Agreement, dated August 15, 2008, between KCSR and Michael W. Upchurch, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 22, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.18.

10.18.1*
Amendment to Employment Agreement dated December 17, 2012, between KCSR and Michael W. Upchurch, filed as Exhibit 10.28.1 to the Company’s Form 10-K for the year ended December 31, 2012, filed on February 4, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.18.1.

10.19*
Employment Agreement, dated February 18, 2015, between The Kansas City Southern Railway Company and Jeffrey M. Songer, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 15, 2016 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.19.

10.20*
Employment Agreement, dated July 13, 2015, between The Kansas City Southern Railway Company and Brian Hancock, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2016, filed on April 19, 2016 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.20.

10.21
Trackage Rights Agreement, dated February 9, 2010, between KCSM and Ferromex, filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2010, filed on April 27, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.21.

10.22
Form of Loan Agreement between Locomotives Structured Holdings LLC (as successor by assignment from General Electric Capital Corporation) and KCSM, dated September 1, 2011, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2011, filed on October 21, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.22.

Exhibit	Description
10.23
Financing Agreement dated as of February 21, 2012, between The Kansas City Southern Railway Company and the United States of America represented by the Secretary of Transportation acting through the Administrator of the Federal Railroad Administration, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 22, 2012 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.23.

10.24
Financing Agreement between The Texas-Mexican Railway Company and the Federal Railroad Administration, dated June 28, 2005, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on August 15, 2005 (File No. 1-04717), are incorporated herein by reference as Exhibit 10.24.

10.24.1
Pledge Agreement between Mexrail, Inc. and the Federal Railroad Administration, and Guaranty of Mexrail, Inc. in favor of the Federal Railroad Administration, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on August 15, 2005 (File No. 1-04717), are incorporated herein by reference as Exhibit 10.24.1.

10.25
Credit Agreement, dated December 9, 2015, among the Company, the guarantors party thereto, the various financial institutions and other persons from time to time parties thereto as lenders, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Citibank, N.A., as co-syndication agents and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Citigroup Global Markets Inc., as joint lead arrangers and joint bookrunning managers, filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.25.

10.26*
Form of Executive Arbitration Agreement with the Company’s executive officers, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on July 21, 2017 (File No. 1-04717), is incorporated herein by reference as Exhibit 10.26.

10.27*
Kansas City Southern 2017 Equity Incentive Plan, effective May 4, 2017 (the “2017 Plan”), filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2017 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.27.

10.27.1*
Form of Restricted Shares Award Agreement under the 2017 Plan, filed as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 9, 2017 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.27.1.

10.27.2*	Form of Non-Management Director Deferred Stock Award Agreement under the 2017 Plan is attached to this Form 10-K as Exhibit 10.27.2.

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Company

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm, is attached to this Form 10-K as Exhibit 23.1.

24.1	Power of Attorney (contained in the signature page herein).

31.1	Certification of Patrick J. Ottensmeyer, Chief Executive Officer of the Company, is attached to this Form 10-K as Exhibit 31.1.

31.2	Certification of Michael W. Upchurch, Chief Financial Officer of the Company, is attached to this Form 10-K as Exhibit 31.2.

32.1	Certification of Patrick J. Ottensmeyer, Chief Executive Officer of the Company, furnished pursuant to 18 U.S.C. Section 1350, is attached to this Form 10-K as Exhibit 32.1.

32.2	Certification of Michael W. Upchurch, Chief Financial Officer of the Company, furnished pursuant to 18 U.S.C. Section 1350, is attached to this Form 10-K as Exhibit 32.2.

101
The following financial information from Kansas City Southern’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016, and 2015, (iii) Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015, (v) Consolidated Statements of Changes in Equity for the Three Years ended December 31, 2017, 2016, and 2015, and (vi) the Notes to Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kansas City Southern

By:	/S/ PATRICK J. OTTENSMEYER
Patrick J. Ottensmeyer President, Chief Executive Officer and Director
January 26, 2018
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on January 26, 2018.

Signature	Title

/S/ PATRICK J. OTTENSMEYER	President, Chief Executive Officer and Director (Principal Executive Officer).
Patrick J. Ottensmeyer

/S/ MICHAEL W. UPCHURCH	Executive Vice President and Chief Financial Officer (Principal Financial Officer).
Michael W. Upchurch

/s/ SUZANNE M. GRAFTON	Vice President and Chief Accounting Officer (Principal Accounting Officer).
Suzanne M. Grafton

/S/ ROBERT J. DRUTEN	Chairman of the Board and Director.
Robert J. Druten

/s/ LYDIA I. BEEBE	Director.
Lydia I. Beebe

/S/ LU M. CÓRDOVA	Director.
Lu M. Córdova

/S/ TERRENCE P. DUNN	Director.
Terrence P. Dunn

Signature	Title

/S/ ANTONIO O. GARZA, JR.	Director.
Antonio O. Garza, Jr.

/S/ DAVID GARZA-SANTOS	Director.
David Garza-Santos

/s/ JANET H. KENNEDY	Director.
Janet H. Kennedy

/s/ MITCHELL J. KREBS	Director.
Mitchell J. Krebs

/s/ HENRY J. MAIER	Director.
Henry J. Maier

/S/ THOMAS A. MCDONNELL	Director.
Thomas A. McDonnell

/S/ RODNEY E. SLATER	Director.
Rodney E. Slater