Form 10-Q
period 2018-03-31
KANSAS CITY SOUTHERN
filed 2018-04-20
CIK 54480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	April 13, 2018
Common Stock, $0.01 per share par value	102,600,502 Shares

Kansas City Southern and Subsidiaries
Form 10-Q
March 31, 2018

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Kansas City Southern and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
	March 31,
	2018	2017
	(In millions, except share and per share amounts) (Unaudited)
Revenues	$638.6	$609.5
Operating expenses:
Compensation and benefits	121.6	117.4
Purchased services	47.1	48.8
Fuel	81.3	75.4
Mexican fuel excise tax credit	(9.2)	(11.7)
Equipment costs	32.2	31.2
Depreciation and amortization	83.3	79.3
Materials and other	63.6	58.4
Total operating expenses	419.9	398.8
Operating income	218.7	210.7
Equity in net earnings of affiliates	1.0	4.0
Interest expense	(25.5)	(24.7)
Foreign exchange gain	27.8	46.8
Other income (expense), net	(0.3)	1.1
Income before income taxes	221.7	237.9
Income tax expense	76.8	91.0
Net income	144.9	146.9
Less: Net income attributable to noncontrolling interest	0.4	0.3
Net income attributable to Kansas City Southern and subsidiaries	144.5	146.6
Preferred stock dividends	0.1	0.1
Net income available to common stockholders	$144.4	$146.5

Earnings per share:
Basic earnings per share	$1.41	$1.38
Diluted earnings per share	$1.40	$1.38

Average shares outstanding (in thousands):
Basic	102,574	106,111
Potentially dilutive common shares	402	215
Diluted	102,976	106,326
See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
	2018	2017
	(In millions) (Unaudited)
Net income	$144.9	$146.9
Other comprehensive income:
Unrealized gain on interest rate derivative instruments during the period, net of tax of $1.6 million	4.5	—
Foreign currency translation adjustments, net of tax of $0.5 million for 2017	1.2	0.8
Other comprehensive income	5.7	0.8
Comprehensive income	150.6	147.7
Less: Comprehensive income attributable to noncontrolling interest	0.4	0.3
Comprehensive income attributable to Kansas City Southern and subsidiaries	$150.2	$147.4
See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(In millions, except share and per share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47.0	$134.1
Accounts receivable, net	271.2	237.8
Materials and supplies	160.8	150.8
Other current assets	86.9	157.4
Total current assets	565.9	680.1
Investments	46.5	44.6
Property and equipment (including concession assets), net	8,430.6	8,403.8
Other assets	85.1	70.2
Total assets	$9,128.1	$9,198.7
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$36.0	$38.8
Short-term borrowings	342.8	345.1
Accounts payable and accrued liabilities	445.0	587.8
Total current liabilities	823.8	971.7
Long-term debt	2,230.2	2,235.5
Deferred income taxes	1,012.7	987.2
Other noncurrent liabilities and deferred credits	130.0	138.9
Total liabilities	4,196.7	4,333.3
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding	6.1	6.1
$.01 par, common stock, 400,000,000 shares authorized; 123,352,185 shares issued; 102,600,557 and 103,036,805 shares outstanding at March 31, 2018 and December 31, 2017, respectively	1.0	1.0
Additional paid-in capital	945.1	943.3
Retained earnings	3,670.2	3,611.4
Accumulated other comprehensive loss	(7.9)	(12.9)
Total stockholders’ equity	4,614.5	4,548.9
Noncontrolling interest	316.9	316.5
Total equity	4,931.4	4,865.4
Total liabilities and equity	$9,128.1	$9,198.7
See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2018	2017
	(In millions) (Unaudited)
Operating activities:
Net income	$144.9	$146.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83.3	79.3
Deferred income taxes	23.9	44.3
Equity in net earnings of affiliates	(1.0)	(4.0)
Share-based compensation	5.8	4.8
Settlement of foreign currency derivative instruments	12.1	(49.5)
Gain on foreign currency derivative instruments	(16.5)	(33.9)
Mexican fuel excise tax credit	(9.2)	(11.7)
Changes in working capital items:
Accounts receivable	(37.2)	(16.1)
Materials and supplies	(7.5)	(2.6)
Other current assets	(22.1)	(5.3)
Accounts payable and accrued liabilities	(19.2)	(9.8)
Other, net	(16.7)	(12.8)
Net cash provided by operating activities	140.6	129.6

Investing activities:
Capital expenditures	(110.0)	(160.1)
Purchase or replacement of equipment under operating leases	(11.2)	—
Property investments in MSLLC	(3.9)	(4.2)
Investments in and advances to affiliates	(0.2)	(0.2)
Proceeds from disposal of property	1.4	4.7
Other, net	(0.3)	(2.6)
Net cash used for investing activities	(124.2)	(162.4)

Financing activities:
Proceeds from short-term borrowings	2,609.9	2,747.8
Repayment of short-term borrowings	(2,614.0)	(2,664.9)
Repayment of long-term debt	(8.7)	(6.7)
Dividends paid	(37.1)	(35.2)
Shares repurchased	(54.0)	(55.7)
Proceeds from employee stock plans	0.4	—
Net cash used for financing activities	(103.5)	(14.7)
Cash and cash equivalents:
Net decrease during each period	(87.1)	(47.5)
At beginning of year	134.1	170.6
At end of period	$47.0	$123.1
See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements
For purposes of this report, “KCS” or the “Company” may refer to Kansas City Southern or, as the context requires, to one or more subsidiaries of Kansas City Southern.

1. Basis of Presentation
In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring adjustments) necessary to reflect a fair statement of the results for interim periods in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the results to be expected for the full year ending December 31, 2018. Certain prior year amounts have been reclassified to conform to the current year presentation.
During the first quarter of 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which is also known as Accounting Standard Codification ("ASC") Topic 606, for all contracts, using the modified retrospective method. Results from reporting periods beginning after January 1, 2018, are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historical accounting under ASC Topic 605, Revenue Recognition. Under the new standard, the Company continues to recognize freight revenue proportionally as a shipment moves from origin to destination. However, the Company now assesses variable consideration and makes judgments and estimates throughout the applicable periods to include the variable consideration in the estimated transaction price only to the extent that it is probable of occurring. This estimate is reassessed each reporting period. Additional financial statement disclosures are included in this filing as mandated by the new standard. The adoption of this guidance does not have a significant impact on the Company's consolidated financial statements; thus no adjustment was made to the opening balance of equity at January 1, 2018. See Note 3 - Revenue for additional information.
During the first quarter of 2018, the Company early adopted ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows for a reclassification from accumulated other comprehensive loss to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The Company applied the guidance as of the beginning of the period of adoption and reclassified $0.7 million, due to the change in federal corporate tax rate, from accumulated other comprehensive loss to retained earnings. It is the Company’s policy to release income tax effects from accumulated other comprehensive loss using the portfolio approach.

2. New Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize for all leases a right-to-use asset and a lease obligation in the consolidated balance sheet. Expenses are recognized in the consolidated statement of income in a manner similar to current accounting guidance. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. Lessor accounting under the new standard is substantially unchanged. Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required. The new standard will become effective for the Company beginning with the first quarter 2019 and the Company plans to adopt the accounting standard using the prospective transition approach, which was recently approved by the FASB in March 2018 as an acceptable transition method. The Company continues to assess the contractual arrangements that may qualify as a lease under the new standard and is implementing a lease accounting system. At December 31, 2017, KCS disclosed approximately $282 million of operating leases in the leases and debt maturities table within Note 11, Long-Term Debt in the Company’s most recent Form 10-K and will evaluate those contracts as well as other existing arrangements to determine if they qualify for lease accounting under the new standard. The Company is continuing to evaluate the impacts the adoption of this accounting guidance will have on the consolidated financial statements.

3. Revenue
Significant Accounting Policy
The Company recognizes freight revenue proportionally as a shipment moves from origin to destination, with the related expense recognized as incurred. The Company uses distance shipped to measure progress and the amount of revenue recognized over time, as the customer simultaneously receives and consumes the benefit. Other revenues, such as switching, storage, and demurrage are recognized as services are performed, or as contractual obligations are fulfilled. Payment for freight and other revenue is received at or shortly after the performance obligation is satisfied.

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under its contracts, the Company performs the following 5 steps: (i) identify the contract with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price based on performance obligations, and (v) recognize revenue as the entity satisfies a performance obligation.
The Company accounts for individual services separately if they are distinct and if a customer can benefit from them on their own or with other resources that are readily available to the customer. The consideration (including any discounts) is allocated between the separate services based on their stand-alone transaction price. The Company provides additional services and ancillary charges as part of the shipment such as origin/destination switch, lift, freight insurance, etc., which are not distinct or are immaterial in the context of the contract; therefore the revenue for these items is recognized with the freight transaction price.
The Company has both fixed and variable consideration contracts. Variable consideration contracts are based on milestone achievements and may be in the form of rebates, discounts or incentives. The Company makes judgments to determine whether the variable consideration should be included in the estimated transaction price at the beginning of the period to apply a more consistent rate throughout the year based on an analysis of historical experience with the customers. The Company adjusts the estimate on a quarterly basis.
Disaggregation of Revenue
The following table presents revenues disaggregated by the major commodity groups as well as the product types included within the major commodity groups (in millions). The Company believes disaggregation by product type best depicts how cash flows are affected by economic factors. See Note 13 for revenues by geographical area.

	Three Months Ended
	March 31,
	2018 (ASC 606)	2017 (ASC 605)
Chemical & Petroleum
Chemicals	$57.7	$54.6
Petroleum	49.0	38.8
Plastics	33.0	33.1
Total	139.7	126.5

Industrial & Consumer
Forest Products	65.3	63.5
Metals & Scrap	53.8	54.3
Other	27.2	22.3
Total	146.3	140.1

Agriculture & Minerals
Grain	65.2	66.2
Food Products	36.2	38.3
Ores & Minerals	4.9	4.3
Stone, Clay & Glass	7.1	7.5
Total	113.4	116.3

Energy
Utility Coal	29.3	42.8
Coal & Petroleum Coke	10.2	11.0
Frac Sand	11.1	10.7
Crude Oil	10.7	4.5
Total	61.3	69.0

Intermodal	90.9	83.5

Automotive	59.8	51.3

Total Freight Revenues	611.4	586.7

Other Revenue	27.2	22.8

Total Revenues	$638.6	$609.5

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

Major customers
No individual customer makes up greater than 10% of total consolidated revenues.
Contract Balances
The amount of revenue recognized in the first quarter of 2018 from performance obligations partially satisfied in previous periods was $20.0 million. The performance obligations that were unsatisfied or partially satisfied as of March 31, 2018, were $23.1 million, which represents in-transit shipments that are fully satisfied the following month.
A receivable is any unconditional right to consideration, and is recognized as shipments have been completed and the relating performance obligation has been fully satisfied. At March 31, 2018, and December 31, 2017, the accounts receivable, net balance was $271.2 million and $237.8 million, respectively. Contract assets represent a conditional right to consideration in exchange for goods or services. The Company did not have any contract assets at March 31, 2018, and December 31, 2017.
Contract liabilities represent advance consideration received from customers, and are recognized as revenue over time as the relating performance obligation is satisfied. The amount of revenue recognized in the first quarter of 2018 that was included in the opening contract liability balance was $11.2 million. The Company has recognized contract liabilities within the accounts payable and accrued liabilities financial statement caption on the balance sheet. These are considered current liabilities as they will be settled in less than 12 months.
The following tables summarize the changes in contract liabilities (in millions):

Contract liabilities	Three Months Ended March 31,
	2018 (ASC 606)	2017 (ASC 605)
Beginning balance	$26.8	$13.7
Revenue recognized that was included in the contract liability balance at the beginning of the period	(11.2)	(8.6)
Increases due to cash received, excluding amounts recognized as revenue during the period	4.4	2.9
Ending balance	$20.0	$8.0

4. Hurricane Harvey
In late August 2017, Hurricane Harvey made landfall on the Texas coast and caused flood damage to the Company’s track infrastructure and significantly disrupted the Company’s rail service. The Company filed a claim in the fourth quarter of 2017 under its insurance program for property damage, incremental expenses, and lost profits caused by Hurricane Harvey. In the third quarter of 2017, the Company recognized a receivable for probable insurance recovery offsetting the impact of incremental expenses recognized in the quarter. The recognition of remaining probable insurance recoveries in excess of incremental expenses and self-insured retention represents a contingent gain that will be recognized when all contingencies have been resolved, which generally occurs at the time of final settlement or when nonrefundable cash payments are received.

5. Income Taxes
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Tax Reform Act”). The legislation significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a 21% rate, effective January 1, 2018.
While the Tax Reform Act provides for a territorial tax system, beginning in 2018, it includes the global intangible low-taxed income (“GILTI”) provision. The Company elected to account for GILTI tax in the period in which it is incurred. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The GILTI tax expense is caused by two aspects of U.S. foreign tax credit limitation provisions. First, required allocations of interest expense to the GILTI income effectively renders the expense non-deductible. Secondly, U.S. income tax return income inclusion of the foreign taxes paid on the GILTI income is subject to U.S. tax without any associated foreign tax credit, resulting in incremental U.S. income tax. As a result of the GILTI provisions, the Company’s effective tax rate increased by 3% for the three months ended March 31, 2018.

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company recognized provisional tax impacts related to the deemed repatriated earnings and the revaluation of deferred tax assets and liabilities in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from those provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act. Any adjustments made to the provisional amounts under SAB 118 should be recorded as discrete adjustments in the period identified (not to extend beyond the one-year measurement provided in SAB 118). During the three months ended March 31, 2018, the Company did not make any adjustments to its provisional amounts included in its consolidated financial statements for the year ended December 31, 2017. The accounting is expected to be completed when the 2017 U.S. corporate income tax return is filed in 2018.
On April 2, 2018, the Internal Revenue Service issued Notice 2018-26 which provides guidance on how to determine, report and pay the repatriation tax on deemed repatriated earnings of foreign subsidiaries provided in the Tax Reform Act and included in the consolidated financial statements for the year ended December 31, 2017. Notice 2018-26 is not expected to have a significant impact on the Company’s consolidated financial statements.

6. Earnings Per Share Data
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
The following table reconciles the basic earnings per share computation to the diluted earnings per share computation (in millions, except share and per share amounts):

	Three Months Ended
	March 31,
	2018	2017
Net income available to common stockholders for purposes of computing basic and diluted earnings per share	$144.4	$146.5
Weighted-average number of shares outstanding (in thousands):
Basic shares	102,574	106,111
Effect of dilution	402	215
Diluted shares	102,976	106,326
Earnings per share:
Basic earnings per share	$1.41	$1.38
Diluted earnings per share	$1.40	$1.38

Potentially dilutive shares excluded from the calculation (in thousands):

Stock options excluded as their inclusion would be anti-dilutive	100	261

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

7. Property and Equipment (including Concession Assets)
Property and equipment, including concession assets, and related accumulated depreciation and amortization are summarized below (in millions):

	March 31, 2018	December 31, 2017
Land	$218.6	$218.6
Concession land rights	141.2	141.2
Road property	7,566.4	7,557.1
Equipment	2,547.5	2,534.9
Technology and other	233.5	229.1
Construction in progress	232.0	223.7
Total property	10,939.2	10,904.6
Accumulated depreciation and amortization	2,508.6	2,500.8
Property and equipment (including concession assets), net	$8,430.6	$8,403.8
Concession assets, net of accumulated amortization of $681.3 million and $638.2 million, totaled $2,227.5 million and $2,208.1 million at March 31, 2018 and December 31, 2017, respectively.

8. Fair Value Measurements
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
The Company’s derivative financial instruments are measured at fair value on a recurring basis and consist of foreign currency forward and option contracts and treasury lock agreements, which are classified as Level 2 valuations. The Company determines the fair value of its derivative financial instrument positions based upon pricing models using inputs observed from actively quoted markets and also takes into consideration the contract terms as well as other inputs, including market currency exchange rates and in the case of option contracts, volatility, the risk-free interest rate and the time to expiration. The fair value of the foreign currency derivative instruments was an asset of $12.3 million and $7.9 million at March 31, 2018 and December 31, 2017, respectively, and the fair value of the treasury lock agreements was an asset of $0.5 million and a liability of $5.6 million at March 31, 2018 and December 31, 2017, respectively.
The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings. The carrying value of the short-term financial instruments approximates their fair value.
The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $2,293.3 million and $2,377.8 million at March 31, 2018 and December 31, 2017, respectively. The carrying value was $2,266.2 million and $2,274.3 million at March 31, 2018 and December 31, 2017, respectively. If the Company’s debt were measured at fair value, the fair value measurements of the individual debt instruments would have been classified as either Level 1 or Level 2 in the fair value hierarchy.

9. Derivative Instruments
The Company enters into derivative transactions in certain situations based on management’s assessment of current market conditions and perceived risks. Management intends to respond to evolving business and market conditions and in doing so, may enter into such transactions as deemed appropriate.

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

Credit Risk. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages this risk by limiting its counterparties to large financial institutions which meet the Company’s credit rating standards and have an established banking relationship with the Company. As of March 31, 2018, the Company did not expect any losses as a result of default of its counterparties.
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
The foreign currency forward contracts involve the Company’s purchase of pesos at an agreed-upon weighted-average exchange rate to each U.S dollar. The zero-cost collars involve the Company’s purchase of a Mexican peso call option and a simultaneous sale of a Mexican peso put option, with equivalent U.S. dollar notional amounts for each option and no net cash premium paid by the Company. The Company does not physically exchange currencies upon maturity or expiration of its forward contracts or zero-cost collars. Instead, the Company settles the maturing/expiring transactions by entering into offsetting transactions, which result in a physical exchange of only the net gain or loss between the Company and the counterparty.
Below is a summary of the Company’s 2018 and 2017 foreign currency derivative contracts (amounts in millions, except Ps./USD):

Foreign currency forward contracts
	Contracts to purchase Ps./pay USD						Offsetting contracts to sell Ps./receive USD
	Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Maturity date	Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Maturity date	Cash received/(paid) on settlement
Contracts executed in 2016 and settled in 2017	$340.0	Ps.	6,207.7	Ps.	18.3	1/17/2017	$287.0	Ps.	6,207.7	Ps.	21.6	1/17/2017	$(53.0)

Foreign currency zero-cost collar contracts
	Notional amount	Weighted-average call rate outstanding options (in Ps./USD)		Weighted-average put rate outstanding options (in Ps./USD)		Cash received/(paid) on settlement
Contracts executed in 2018 and outstanding	$255.0	Ps.	19.3	Ps.	22.0	—
Contracts executed in 2018 and settled in 2018	$85.0					$2.1
Contracts executed in 2017 and settled in 2018	$80.0					$10.0
Contracts executed in 2017 and settled in 2017 (i)	$450.0					$42.2
(i) During the first quarter of 2017, the Company settled $115.0 million of zero-cost collar contracts, resulting in cash received of $3.5 million.
The Company has not designated any of the foreign currency derivative contracts as hedging instruments for accounting purposes. The Company measures the foreign currency derivative contracts at fair value each period and recognizes any change in fair value in foreign exchange gain within the consolidated statements of income. The cash flows associated with these instruments is classified as an operating activity within the consolidated statements of cash flows.

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

The following tables present the fair value of derivative instruments included in the Consolidated Balance Sheets (in millions):

	Derivative Assets
	Balance Sheet Location	March 31, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Treasury lock agreements	Other assets	$0.5	$—
Total derivatives designated as hedging instruments		0.5	—
Derivatives not designated as hedging instruments:
Foreign currency zero-cost collar contracts	Other current assets	$12.3	$7.9
Total derivatives not designated as hedging instruments		12.3	7.9
Total derivative assets		$12.8	$7.9

	Derivative Liabilities
	Balance Sheet Location	March 31, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Treasury lock agreements	Other noncurrent liabilities and deferred credits	$—	$5.6
Total derivatives designated as hedging instruments		—	5.6
Total derivative liabilities		$—	$5.6

The following table presents the effects of derivative instruments on the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income (in millions):

Derivatives in Cash Flow Hedging Relationships		Amount of Gain/(Loss) Recognized in OCI on Derivative
		Three Months Ended
		March 31,
		2018	2017
Treasury lock agreements		$6.1	$—
Total		$6.1	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Three Months Ended
		March 31,
		2018	2017
Foreign currency zero-cost collar contracts	Foreign exchange gain	$16.5	$45.8
Foreign currency forward contracts	Foreign exchange gain	—	(11.9)
Total		$16.5	$33.9

10. Short-Term Borrowings
Commercial Paper. The Company’s commercial paper program generally serves as the primary means of short-term funding. As of March 31, 2018, KCS had $342.8 million of commercial paper outstanding, net of $0.3 million discount, at a weighted-average interest rate of 2.542%. As of December 31, 2017, KCS had $345.1 million of commercial paper outstanding, net of $0.1 million discount, at a weighted-average interest rate of 1.846%.

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

11. Equity
The following tables summarize the changes in equity (in millions):

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity
Beginning balance	$4,548.9	$316.5	$4,865.4	$4,089.9	$314.6	$4,404.5
Cumulative-effect adjustment (i)	—	—	—	2.5	—	2.5
Net income	144.5	0.4	144.9	146.6	0.3	146.9
Other comprehensive income	5.7	—	5.7	0.8	—	0.8
Dividends on common stock	(36.9)	—	(36.9)	(35.0)	—	(35.0)
Dividends on $25 par preferred stock	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Share repurchases	(54.0)	—	(54.0)	(55.7)	—	(55.7)
Options exercised and stock subscribed, net of shares withheld for employee taxes	0.6	—	0.6	0.2	—	0.2
Share-based compensation	5.8	—	5.8	4.8	—	4.8
Ending balance (ii)	$4,614.5	$316.9	$4,931.4	$4,154.0	$314.9	$4,468.9

(i)	The Company recognized a $2.5 million net cumulative-effect adjustment to equity as of January 1, 2017, due to the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.
(ii) The Company reclassified $0.7 million of stranded tax effects out of accumulated other comprehensive loss and into retained earnings during the first quarter of 2018, due to the adoption of ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. For additional discussion, see Note 1 - Basis of Presentation.
Share Repurchase Program
In August 2017, the Company announced a new share repurchase program authorizing the Company to repurchase up to $800.0 million of its outstanding shares of common stock through June 30, 2020 (the “2017 Program”). Share repurchases under the 2017 Program may be made in the open market, through privately negotiated transactions, or through an accelerated share repurchase (“ASR”) program limited to $200.0 million. The Company entered into and settled an ASR program for the full ASR amount authorized under the 2017 Program during the second half of 2017.
During the three months ended March 31, 2018, KCS repurchased 500,033 shares of common stock for $54.0 million at an average price of $108.00 per share. Since inception of the 2017 Program, KCS has repurchased 2,919,502 shares of common stock for $309.2 million at an average price of $105.91 per share. The excess of repurchase price over par value is allocated between additional paid-in capital and retained earnings.
Cash Dividends on Common Stock
On January 23, 2018, the Company’s Board of Directors declared a cash dividend of $0.36 per share payable on April 4, 2018, to common stockholders of record as of March 12, 2018. The aggregate amount of the dividend declared was $36.9 million.
The following table presents the amount of cash dividends declared per common share by the Company’s Board of Directors:

	Three Months Ended
	March 31,
	2018	2017
Cash dividends declared per common share	$0.36	$0.33

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

12. Commitments and Contingencies
Concession Duty. Under Kansas City Southern de México, S.A. de C.V. (“KCSM”)’s 50-year railroad concession from the Mexican government (the “Concession”), which could expire in 2047 unless extended, KCSM pays annual concession duty expense of 1.25% of gross revenues. For the three months ended March 31, 2018, the concession duty expense, which is recorded within materials and other in operating expenses, was $4.1 million, compared to $4.2 million for the same period in 2017.
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
Personal Injury. The Company’s personal injury liability is based on semi-annual actuarial studies performed on an undiscounted basis by an independent third party actuarial firm and reviewed by management. This liability is based on personal injury claims filed and an estimate of claims incurred but not yet reported. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Adjustments to the liability are reflected within operating expenses in the period in which changes to estimates are known. Personal injury claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The personal injury liability as of March 31, 2018, was based on an updated actuarial study of personal injury claims through November 30, 2017, and review of the last four months’ experience. Although these estimates cannot be predicted with certainty, management believes that the ultimate outcome will not have a material adverse effect on the Company’s consolidated financial statements.
Tax Contingencies. Tax returns filed in the U.S. for periods after 2013 and in Mexico for periods after 2011 remain open to examination by the taxing authorities. During the first quarter of 2018, the Company received notification that the Internal Revenue Service intends to audit the 2016 U.S. federal tax return. The Company received audit assessments from the Servicio de Administración Tributaria (the “SAT”), the Mexican equivalent of the IRS, during the first quarter of 2017, for the KCSM 2009 and 2010 Mexico tax returns. The Company commenced administrative actions with the SAT, and during February 2018, the audit assessments were nullified by the SAT. The SAT may issue new assessments within four months following the nullification. The Company cannot predict if the SAT will issue new audit assessments for the KCSM 2009 and 2010 Mexico tax returns or the basis of any new assessments.

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

The Company litigated a Value Added Tax (“VAT”) audit assessment from the SAT for KCSM for the year ended December 31, 2005. In November 2016, KCSM was notified of a resolution by the Mexican tax court annulling this assessment. The SAT appealed this resolution to the Mexican circuit court. In September 2017, KCSM was notified of a resolution by the circuit court which ordered the tax court to consider an argument made by KCSM in the original tax court proceeding that was not addressed in the tax court’s November 2016 resolution. In October 2017, the tax court ruled that the arguments made by KCSM asserting that the SAT unduly extended the audit process were not valid, and also annulled the assessment consistent with the tax court’s earlier November 2016 ruling. In December 2017, KCSM and the SAT filed an appeal with the Federal Courts of Appeals. The Company believes it is probable that the court will continue to annul the 2005 VAT assessment. Further, the Company believes it is more likely than not that the SAT will ultimately be precluded from issuing a new 2005 VAT audit assessment. In the unexpected event that the SAT is provided the opportunity to issue a new 2005 VAT audit assessment, the Company cannot predict if the SAT would issue a new assessment or the basis of any new assessment. Accordingly, the Company is not able to estimate any related potential exposure.
KCSM has not historically assessed VAT on international import transportation services provided to its customers based on a written ruling that KCSM obtained from the SAT in 2008 stating that such services were not subject to VAT (the “2008 Ruling”). Notwithstanding the 2008 Ruling, in December 2013, the SAT unofficially informed KCSM of an intended implementation of new criteria effective as of January 1, 2014, pursuant to which VAT would be assessed on all international import transportation services on the portion of the services provided within Mexico. Additionally, in November 2013, the SAT filed an action to nullify the 2008 Ruling, potentially exposing the application of the new criteria to open tax years. In February 2014, KCSM filed an action opposing the SAT’s nullification action. In December 2016, KCSM was notified of a resolution issued by the Mexican tax court confirming the 2008 Ruling. The SAT appealed this resolution. In October 2017, the circuit court resolved to not render a decision on the case but rather to send the SAT’s appeal to the Supreme Court. In February 2018, the Supreme Court decided not to hear the case and remanded the SAT’s appeal back to the circuit court for a decision. The Company believes it is more likely than not that it will continue to prevail in this matter. Further, as of the date of this filing, the SAT has not implemented any new criteria regarding this assessment of VAT on international import transportation services. The Company believes it is probable that any unexpected nullification of the 2008 Ruling and the implementation of any new VAT criteria would be applied on a prospective basis, in which case, due to the pass-through nature of VAT, KCSM would begin to assess its customers for VAT on international import transportation services, resulting in no material impact to the Company’s consolidated financial statements.
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
Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness, bankruptcy, insolvency or liquidation of a customer, or weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and its operating results. If the financial condition of the Company’s customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate at March 31, 2018.
Panama Canal Railway Company (“PCRC”) Guarantees and Indemnities. At March 31, 2018, the Company had issued and outstanding $5.5 million under a standby letter of credit to fulfill its obligation to fund fifty percent of the debt service reserve and liquidity reserve established by PCRC in connection with the issuance of the 7.0% Senior Secured Notes due November 1, 2026 (the “PCRC Notes”). Additionally, KCS has pledged its shares of PCRC as security for the PCRC Notes.

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

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
The following tables provide information by geographic area (in millions):

	Three Months Ended
	March 31,
Revenues	2018	2017
U.S.	$335.2	$321.2
Mexico	303.4	288.3
Total revenues	$638.6	$609.5

Property and equipment (including concession assets), net	March 31, 2018	December 31, 2017
U.S.	$5,249.4	$5,227.3
Mexico	3,181.2	3,176.5
Total property and equipment (including concession assets), net	$8,430.6	$8,403.8

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

14. Condensed Consolidating Financial Information
Pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered,” the Company is required to provide condensed consolidating financial information for issuers of certain of its senior notes that are guaranteed.
As of March 31, 2018, KCS had outstanding $2,093.5 million senior notes due through 2045. The senior notes are unsecured obligations of KCS, and are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by The Kansas City Southern Railway Company (“KCSR”) and certain wholly-owned domestic subsidiaries of KCS. As a result, the Company is providing the following condensed consolidating financial information (in millions).
Condensed Consolidating Statements of Comprehensive Income - KCS Notes

	Three Months Ended March 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$306.2	$336.8	$(4.4)	$638.6
Operating expenses	1.2	229.5	193.6	(4.4)	419.9
Operating income (loss)	(1.2)	76.7	143.2	—	218.7
Equity in net earnings of affiliates	154.7	1.2	0.6	(155.5)	1.0
Interest expense	(21.3)	(17.3)	(6.9)	20.0	(25.5)
Foreign exchange gain	—	—	27.8	—	27.8
Other income (expense), net	19.6	(0.3)	0.5	(20.1)	(0.3)
Income before income taxes	151.8	60.3	165.2	(155.6)	221.7
Income tax expense	7.3	12.8	56.7	—	76.8
Net income	144.5	47.5	108.5	(155.6)	144.9
Less: Net income attributable to noncontrolling interest	—	—	0.4	—	0.4
Net income attributable to Kansas City Southern and subsidiaries	144.5	47.5	108.1	(155.6)	144.5
Other comprehensive income	5.7	—	1.2	(1.2)	5.7
Comprehensive income attributable to Kansas City Southern and subsidiaries	$150.2	$47.5	$109.3	$(156.8)	$150.2

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Comprehensive Income - KCS Notes—(Continued)

	Three Months Ended March 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$295.2	$318.6	$(4.3)	$609.5
Operating expenses	1.1	217.5	184.5	(4.3)	398.8
Operating income (loss)	(1.1)	77.7	134.1	—	210.7
Equity in net earnings of affiliates	146.1	1.0	3.5	(146.6)	4.0
Interest expense	(20.6)	(18.7)	(9.1)	23.7	(24.7)
Foreign exchange gain	—	—	46.8	—	46.8
Other income, net	23.6	1.1	0.5	(24.1)	1.1
Income before income taxes	148.0	61.1	175.8	(147.0)	237.9
Income tax expense	1.3	23.6	66.1	—	91.0
Net income	146.7	37.5	109.7	(147.0)	146.9
Less: Net income attributable to noncontrolling interest	—	—	0.3	—	0.3
Net income attributable to Kansas City Southern and subsidiaries	146.7	37.5	109.4	(147.0)	146.6
Other comprehensive income	0.8	—	1.3	(1.3)	0.8
Comprehensive income attributable to Kansas City Southern and subsidiaries	$147.5	$37.5	$110.7	$(148.3)	$147.4

Condensed Consolidating Balance Sheets - KCS Notes

	March 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$259.3	$216.1	$489.0	$(398.5)	$565.9
Investments	—	3.8	42.7	—	46.5
Investments in consolidated subsidiaries	4,604.3	185.3	—	(4,789.6)	—
Property and equipment (including concession assets), net	—	4,464.6	3,971.8	(5.8)	8,430.6
Other assets	2,232.6	57.4	256.5	(2,461.4)	85.1
Total assets	$7,096.2	$4,927.2	$4,760.0	$(7,655.3)	$9,128.1
Liabilities and equity:
Current liabilities	$404.1	$559.7	$260.1	$(400.1)	$823.8
Long-term debt	2,067.4	1,588.8	1,035.4	(2,461.4)	2,230.2
Deferred income taxes	2.1	829.1	182.9	(1.4)	1,012.7
Other liabilities	8.1	69.2	52.7	—	130.0
Stockholders’ equity	4,614.5	1,880.4	2,912.0	(4,792.4)	4,614.5
Noncontrolling interest	—	—	316.9	—	316.9
Total liabilities and equity	$7,096.2	$4,927.2	$4,760.0	$(7,655.3)	$9,128.1

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

Condensed Consolidating Balance Sheets - KCS Notes—(Continued)

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

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Cash Flows - KCS Notes

	Three Months Ended March 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$3.2	$22.6	$114.8	$—	$140.6
Investing activities:
Capital expenditures	—	(49.4)	(60.6)	—	(110.0)
Purchase or replacement of equipment under operating leases	—	(11.2)	—	—	(11.2)
Property investments in MSLLC	—	—	(3.9)	—	(3.9)
Investments in and advances to affiliates	(0.2)	(0.2)	(0.2)	0.4	(0.2)
Proceeds from repayment of loans to affiliates	2,576.9	—	—	(2,576.9)	—
Loans to affiliates	(2,609.9)	—	(125.0)	2,734.9	—
Proceeds from disposal of property	—	0.3	1.1	—	1.4
Other investing activities	—	0.2	(0.5)	—	(0.3)
Net cash used	(33.2)	(60.3)	(189.1)	158.4	(124.2)
Financing activities:
Proceeds from short-term borrowings	2,609.9	—	—	—	2,609.9
Repayment of short-term borrowings	(2,614.0)	—	—	—	(2,614.0)
Repayment of long-term debt	—	(1.0)	(7.7)	—	(8.7)
Dividends paid	(37.1)	—	—	—	(37.1)
Shares repurchased	(54.0)	—	—	—	(54.0)
Proceeds from loans from affiliates	125.0	2,609.9	—	(2,734.9)	—
Repayment of loans from affiliates	—	(2,576.9)	—	2,576.9	—
Contribution from affiliates	—	0.2	0.2	(0.4)	—
Other financing activities	0.4	—	—	—	0.4
Net cash provided (used)	30.2	32.2	(7.5)	(158.4)	(103.5)
Cash and cash equivalents:
Net increase (decrease)	0.2	(5.5)	(81.8)	—	(87.1)
At beginning of year	0.7	17.6	115.8	—	134.1
At end of period	$0.9	$12.1	$34.0	$—	$47.0

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Cash Flows - KCS Notes—(Continued)

	Three Months Ended March 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$4.0	$86.4	$39.2	$—	$129.6
Investing activities:
Capital expenditures	—	(110.9)	(49.2)	—	(160.1)
Purchase or replacement of equipment under operating leases	—	—	—	—	—
Property investments in MSLLC	—	—	(4.2)	—	(4.2)
Investments in and advances to affiliates	(0.2)	(0.2)	(0.2)	0.4	(0.2)
Proceeds from repayment of loans to affiliates	2,752.1	—	—	(2,752.1)	—
Loans to affiliates	(2,747.8)	—	—	2,747.8	—
Proceeds from disposal of property	—	4.2	0.5	—	4.7
Other investing activities	—	(3.3)	0.7	—	(2.6)
Net cash provided (used)	4.1	(110.2)	(52.4)	(3.9)	(162.4)
Financing activities:
Proceeds from short-term borrowings	2,747.8	—	—	—	2,747.8
Repayment of short-term borrowings	(2,664.9)	—	—	—	(2,664.9)
Repayment of long-term debt	—	(0.9)	(5.8)	—	(6.7)
Dividends paid	(35.2)	—	—	—	(35.2)
Shares repurchased	(55.7)	—	—	—	(55.7)
Proceeds from loans from affiliates	—	2,747.8	—	(2,747.8)	—
Repayment of loans from affiliates	—	(2,752.1)	—	2,752.1	—
Contribution from affiliates	—	0.2	0.2	(0.4)	—
Other financing activities	—	—	—	—	—
Net cash used	(8.0)	(5.0)	(5.6)	3.9	(14.7)
Cash and cash equivalents:
Net increase (decrease)	0.1	(28.8)	(18.8)	—	(47.5)
At beginning of year	0.2	32.6	137.8	—	170.6
At end of period	$0.3	$3.8	$119.0	$—	$123.1

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

As of March 31, 2018, KCSR had outstanding $2.9 million principal amount of senior notes due through 2045. The senior notes are unsecured obligations of KCSR, and are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCS and certain wholly-owned domestic subsidiaries. As a result, the Company is providing the following condensed consolidating financial information (in millions).

Condensed Consolidating Statements of Comprehensive Income - KCSR Notes

	Three Months Ended March 31, 2018
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$301.8	$8.9	$336.8	$(8.9)	$638.6
Operating expenses	1.2	225.8	8.2	193.6	(8.9)	419.9
Operating income (loss)	(1.2)	76.0	0.7	143.2	—	218.7
Equity in net earnings (losses) of affiliates	154.7	(0.2)	0.8	0.6	(154.9)	1.0
Interest expense	(21.3)	(17.3)	—	(6.9)	20.0	(25.5)
Foreign exchange gain	—	—	—	27.8	—	27.8
Other income (expense), net	19.6	(0.3)	—	0.5	(20.1)	(0.3)
Income before income taxes	151.8	58.2	1.5	165.2	(155.0)	221.7
Income tax expense	7.3	12.4	0.4	56.7	—	76.8
Net income	144.5	45.8	1.1	108.5	(155.0)	144.9
Less: Net income attributable to noncontrolling interest	—	—	—	0.4	—	0.4
Net income attributable to Kansas City Southern and subsidiaries	144.5	45.8	1.1	108.1	(155.0)	144.5
Other comprehensive income	5.7	—	—	1.2	(1.2)	5.7
Comprehensive income attributable to Kansas City Southern and subsidiaries	$150.2	$45.8	$1.1	$109.3	$(156.2)	$150.2

	Three Months Ended March 31, 2017
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$289.2	$11.1	$318.6	$(9.4)	$609.5
Operating expenses	1.1	212.9	9.7	184.5	(9.4)	398.8
Operating income (loss)	(1.1)	76.3	1.4	134.1	—	210.7
Equity in net earnings (losses) of affiliates	146.1	(0.1)	0.6	3.5	(146.1)	4.0
Interest expense	(20.6)	(18.7)	—	(9.1)	23.7	(24.7)
Foreign exchange gain	—	—	—	46.8	—	46.8
Other income, net	23.6	1.1	—	0.5	(24.1)	1.1
Income before income taxes	148.0	58.6	2.0	175.8	(146.5)	237.9
Income tax expense	1.3	22.6	1.0	66.1	—	91.0
Net income	146.7	36.0	1.0	109.7	(146.5)	146.9
Less: Net income attributable to noncontrolling interest	—	—	—	0.3	—	0.3
Net income attributable to Kansas City Southern and subsidiaries	146.7	36.0	1.0	109.4	(146.5)	146.6
Other comprehensive income	0.8	—	—	1.3	(1.3)	0.8
Comprehensive income attributable to Kansas City Southern and subsidiaries	$147.5	$36.0	$1.0	$110.7	$(147.8)	$147.4

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

Condensed Consolidating Balance Sheets - KCSR Notes

	March 31, 2018
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$259.3	$212.0	$4.2	$489.0	$(398.6)	$565.9
Investments	—	3.8	—	42.7	—	46.5
Investments in consolidated subsidiaries	4,604.3	6.8	183.2	—	(4,794.3)	—
Property and equipment (including concession assets), net	—	4,294.9	169.7	3,971.8	(5.8)	8,430.6
Other assets	2,232.6	57.4	—	256.5	(2,461.4)	85.1
Total assets	$7,096.2	$4,574.9	$357.1	$4,760.0	$(7,660.1)	$9,128.1
Liabilities and equity:
Current liabilities	$404.1	$472.1	$87.6	$260.1	$(400.1)	$823.8
Long-term debt	2,067.4	1,588.8	—	1,035.4	(2,461.4)	2,230.2
Deferred income taxes	2.1	744.7	84.4	182.9	(1.4)	1,012.7
Other liabilities	8.1	68.9	0.3	52.7	—	130.0
Stockholders’ equity	4,614.5	1,700.4	184.8	2,912.0	(4,797.2)	4,614.5
Noncontrolling interest	—	—	—	316.9	—	316.9
Total liabilities and equity	$7,096.2	$4,574.9	$357.1	$4,760.0	$(7,660.1)	$9,128.1

	December 31, 2017
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$292.0	$214.1	$8.8	$475.5	$(310.3)	$680.1
Investments	—	3.9	—	40.7	—	44.6
Investments in consolidated subsidiaries	4,462.4	7.4	182.2	—	(4,652.0)	—
Property and equipment (including concession assets), net	—	4,283.2	171.6	3,954.9	(5.9)	8,403.8
Other assets	2,159.6	46.8	—	252.5	(2,388.7)	70.2
Total assets	$6,914.0	$4,555.4	$362.6	$4,723.6	$(7,356.9)	$9,198.7
Liabilities and equity:
Current liabilities	$277.9	$578.7	$94.9	$332.0	$(311.8)	$971.7
Long-term debt	2,066.8	1,517.2	—	1,040.3	(2,388.8)	2,235.5
Deferred income taxes	(7.1)	734.8	84.0	177.0	(1.5)	987.2
Other liabilities	13.5	70.0	0.3	55.1	—	138.9
Stockholders’ equity	4,562.9	1,654.7	183.4	2,802.7	(4,654.8)	4,548.9
Noncontrolling interest	—	—	—	316.5	—	316.5
Total liabilities and equity	$6,914.0	$4,555.4	$362.6	$4,723.6	$(7,356.9)	$9,198.7

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Cash Flows - KCSR Notes

	Three Months Ended March 31, 2018
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$3.2	$22.5	$0.1	$114.8	$—	$140.6
Investing activities:
Capital expenditures	—	(49.4)	—	(60.6)	—	(110.0)
Purchase or replacement of equipment under operating leases	—	(11.2)	—	—	—	(11.2)
Property investments in MSLLC	—	—	—	(3.9)	—	(3.9)
Investments in and advances to affiliates	(0.2)	—	(0.2)	(0.2)	0.4	(0.2)
Proceeds from repayment of loans to affiliates	2,576.9	—	—	—	(2,576.9)	—
Loans to affiliates	(2,609.9)	—	—	(125.0)	2,734.9	—
Proceeds from disposal of property	—	0.3	—	1.1	—	1.4
Other investing activities	—	0.2	—	(0.5)	—	(0.3)
Net cash used	(33.2)	(60.1)	(0.2)	(189.1)	158.4	(124.2)
Financing activities:
Proceeds from short-term borrowings	2,609.9	—	—	—	—	2,609.9
Repayment of short-term borrowings	(2,614.0)	—	—	—	—	(2,614.0)
Repayment of long-term debt	—	(0.9)	(0.1)	(7.7)	—	(8.7)
Dividends paid	(37.1)	—	—	—	—	(37.1)
Shares repurchased	(54.0)	—	—	—	—	(54.0)
Proceeds from loans from affiliates	125.0	2,609.9	—	—	(2,734.9)	—
Repayment of loans from affiliates	—	(2,576.9)	—	—	2,576.9	—
Contribution from affiliates	—	—	0.2	0.2	(0.4)	—
Other financing activities	0.4	—	—	—	—	0.4
Net cash provided (used)	30.2	32.1	0.1	(7.5)	(158.4)	(103.5)
Cash and cash equivalents:
Net increase (decrease)	0.2	(5.5)	—	(81.8)	—	(87.1)
At beginning of year	0.7	17.6	—	115.8	—	134.1
At end of period	$0.9	$12.1	$—	$34.0	$—	$47.0

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Cash Flows - KCSR Notes—(Continued)

	Three Months Ended March 31, 2017
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$4.0	$86.3	$0.1	$39.2	$—	$129.6
Investing activities:
Capital expenditures	—	(110.9)	—	(49.2)	—	(160.1)
Purchase or replacement of equipment under operating leases	—	—	—	—	—	—
Property investments in MSLLC	—	—	—	(4.2)	—	(4.2)
Investment in and advances to affiliates	(0.2)	—	(0.2)	(0.2)	0.4	(0.2)
Proceeds from repayment of loans to affiliates	2,752.1	—	—	—	(2,752.1)	—
Loans to affiliates	(2,747.8)	—	—	—	2,747.8	—
Proceeds from disposal of property	—	4.2	—	0.5	—	4.7
Other investing activities	—	(3.3)	—	0.7	—	(2.6)
Net cash provided (used)	4.1	(110.0)	(0.2)	(52.4)	(3.9)	(162.4)
Financing activities:
Proceeds from short-term borrowings	2,747.8	—	—	—	—	2,747.8
Repayment of short-term borrowings	(2,664.9)	—	—	—	—	(2,664.9)
Repayment of long-term debt	—	(0.8)	(0.1)	(5.8)	—	(6.7)
Dividends paid	(35.2)	—	—	—	—	(35.2)
Shares repurchased	(55.7)	—	—	—	—	(55.7)
Proceeds from loans from affiliates	—	2,747.8	—	—	(2,747.8)	—
Repayment of loans from affiliates	—	(2,752.1)	—	—	2,752.1	—
Contribution from affiliates	—	—	0.2	0.2	(0.4)	—
Other financing activities	—	—	—	—	—	—
Net cash provided (used)	(8.0)	(5.1)	0.1	(5.6)	3.9	(14.7)
Cash and cash equivalents:
Net increase (decrease)	0.1	(28.8)	—	(18.8)	—	(47.5)
At beginning of year	0.2	32.6	—	137.8	—	170.6
At end of period	$0.3	$3.8	$—	$119.0	$—	$123.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion below, as well as other portions of this Form 10-Q, contain forward-looking statements that are not based upon historical information. Readers can identify these forward-looking statements by the use of such verbs as “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. Such forward-looking statements are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-Q. However, such statements are dependent on and, therefore, can be influenced by, a number of external variables over which management has little or no control, including: competition and consolidation within the transportation industry; the business environment in industries that produce and use items shipped by rail; loss of the rail concession of Kansas City Southern’s subsidiary, Kansas City Southern de México, S.A. de C.V.; the termination of, or failure to renew, agreements with customers, other railroads and third parties; access to capital; disruptions to the Company’s technology infrastructure, including its computer systems; natural events such as severe weather, hurricanes and floods; market and regulatory responses to climate change; legislative and regulatory developments and disputes; rail accidents or other incidents or accidents on KCS’s rail network or at KCS’s facilities or customer facilities involving the release of hazardous materials, including toxic inhalation hazards; fluctuation in prices or availability of key materials, in particular diesel fuel; dependency on certain key suppliers of core rail equipment; changes in securities and capital markets; unavailability of qualified personnel; labor difficulties, including strikes and work stoppages; acts of terrorism or risk of terrorist activities; war or risk of war; domestic and international economic, political and social conditions; the level of trade between the United States and Asia or Mexico; fluctuations in the peso-dollar exchange rate; increased demand and traffic congestion; the outcome of claims and litigation involving the Company or its subsidiaries; and other factors affecting the operation of the business. For more discussion about each risk factor, see Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which is on file with the U.S. Securities and Exchange Commission (File No. 1-4717) and Part I Item 1A — “Risk Factors” in the Form 10-K and any updates contained herein. Readers are strongly encouraged to consider these factors when evaluating forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the timing when, or by which, such performance or results will be achieved. As a result, actual outcomes or results could materially differ from those indicated in forward-looking statements. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements.
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
Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial position and results of operations is based upon its consolidated financial statements. The preparation of these consolidated financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets and liabilities. The Company bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the accounting for assets and liabilities that are not readily apparent from other sources. If the estimates differ materially from actual results, the impact on the consolidated financial statements may be material. The Company’s critical accounting policies are disclosed in the 2017 Annual Report on Form 10-K filed with the SEC.
Overview
The Company is engaged primarily in the freight rail transportation business, operating a single coordinated rail network under one reportable business segment. The primary operating subsidiaries of the Company consist of the following: The Kansas City Southern Railway Company (“KCSR”), Kansas City Southern de México, S.A. de C.V. (“KCSM”), Meridian Speedway, LLC (“MSLLC”), and The Texas Mexican Railway Company (“TexMex”). The Company generates revenues and cash flows by providing customers with freight delivery services both within its regions and throughout North America through connections with other Class I rail carriers. KCS’s customers conduct business in a number of different industries, including chemical and petroleum products, industrial and consumer products, agriculture and mineral products, energy products, automotive products, and intermodal transportation. Appropriate eliminations and reclassifications have been recorded in preparing the consolidated financial statements.
First Quarter Analysis
Revenues increased 5% for the three months ended March 31, 2018, as compared to the same period in 2017, due to a 3% increase in revenue per carload/unit and a 1% increase in carload/unit volumes. Revenue per carload/unit increased due to higher fuel surcharge, strengthening of the Mexican peso against the U.S. dollar, and positive pricing impacts partially offset by mix.
Operating expenses increased 5% during the three months ended March 31, 2018, as compared to the same period in 2017,

primarily due to the strengthening of the Mexican peso, higher U.S. fuel prices and increased depreciation. Expense increases resulting from the strengthening Mexican peso and higher U.S. fuel prices were offset by revenue increases driven by these same macroeconomic factors. Operating expenses as a percentage of revenues was 65.8% for the three months ended March 31, 2018, compared to 65.4% for the same period in 2017.
The Company reported quarterly earnings of $1.40 per diluted share on consolidated net income of $144.5 million for the three months ended March 31, 2018, compared to earnings of $1.38 per diluted share on consolidated net income of $146.6 million for the same period in 2017, due to a lower effective tax rate and share repurchases, including the accelerated share repurchase program that was implemented during the third quarter of 2017, which reduced the weighted-average shares outstanding.

Results of Operations
The following summarizes KCS’s consolidated statement of income components (in millions):

	Three Months Ended		Change
	March 31,
	2018	2017
Revenues	$638.6	$609.5	$29.1
Operating expenses	419.9	398.8	21.1
Operating income	218.7	210.7	8.0
Equity in net earnings of affiliates	1.0	4.0	(3.0)
Interest expense	(25.5)	(24.7)	(0.8)
Foreign exchange gain	27.8	46.8	(19.0)
Other income (expense), net	(0.3)	1.1	(1.4)
Income before income taxes	221.7	237.9	(16.2)
Income tax expense	76.8	91.0	(14.2)
Net income	144.9	146.9	(2.0)
Less: Net income attributable to noncontrolling interest	0.4	0.3	0.1
Net income attributable to Kansas City Southern and subsidiaries	$144.5	$146.6	$(2.1)

Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months Ended			Three Months Ended			Three Months Ended
	March 31,			March 31,			March 31,
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
Chemical and petroleum	$139.7	$126.5	10%	68.1	66.7	2%	$2,051	$1,897	8%
Industrial and consumer products	146.3	140.1	4%	82.0	80.8	1%	1,784	1,734	3%
Agriculture and minerals	113.4	116.3	(2%)	56.9	60.1	(5%)	1,993	1,935	3%
Energy	61.3	69.0	(11%)	57.5	71.7	(20%)	1,066	962	11%
Intermodal	90.9	83.5	9%	243.0	224.0	8%	374	373	—
Automotive	59.8	51.3	17%	39.8	37.6	6%	1,503	1,364	10%
Carload revenues, carloads and units	611.4	586.7	4%	547.3	540.9	1%	$1,117	$1,085	3%
Other revenue	27.2	22.8	19%
Total revenues (i)	$638.6	$609.5	5%

(i) Included in revenues:
Fuel surcharge	$51.4	$32.6
Revenues include both revenue for transportation services and fuel surcharges. For the three months ended March 31, 2018, revenues and carload/unit volumes increased 5% and 1%, respectively, compared to the same period in 2017. Revenue per carload/unit increased by 3% due to higher fuel surcharge, strengthening of the Mexican peso against the U.S. dollar of approximately $9.0 million, compared to the same period in 2017, for revenue transactions denominated in Mexican pesos, and positive pricing impacts. The average exchange rate of Mexican pesos per U.S. dollar was Ps.18.8 for the three months ended March 31, 2018, compared to Ps.20.4 for the same period in 2017. These revenue per carload/unit increases were partially offset by mix.
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
For the three months ended March 31, 2018, fuel surcharge revenue increased $18.8 million compared to the same period in 2017, primarily due to higher fuel prices, separating the fuel surcharge for certain customers from the line haul rate and strengthening of the Mexican peso against the U.S. dollar.
The following discussion provides an analysis of revenues by commodity group:

Revenues by commodity group for the three months ended March 31, 2018
Chemical and petroleum. Revenues increased $13.2 million for the three months ended March 31, 2018, compared to the same period in 2017, due to an 8% increase in revenue per carload/unit and a 2% increase in carload/unit volumes. Revenue per carload/unit increased due to longer average length of haul, positive pricing impacts, and higher fuel surcharge. Volumes increased due to refined fuel product and liquefied petroleum gas shipments to Mexico.

Industrial and consumer products. Revenues increased $6.2 million for the three months ended March 31, 2018, compared to the same period in 2017, due to a 3% increase in revenue per carload/unit and a 1% increase in carload/unit volumes. Revenue per carload/unit increased due to higher fuel surcharge, strengthening of the Mexican peso against the U.S. dollar, and positive pricing impacts, partially offset by shorter average length of haul. Volumes increased in cement driven by strong construction demand and in lumber due to tight truck capacity.

Revenues by commodity group for the three months ended March 31, 2018
Agriculture and minerals. Revenues decreased $2.9 million for the three months ended March 31, 2018, compared to the same period in 2017, due to a 5% decrease in carload/unit volumes, partially offset by a 3% increase in revenue per carload/unit. Volume decreases were driven by grain and food products due to U.S. network congestion, shift in sourcing trends, and market demand. Revenue per carload/unit increased due to higher fuel surcharge and longer average length of haul.

Energy. Revenues decreased $7.7 million for the three months ended March 31, 2018, compared to the same period in 2017, due to a 20% decrease in carload/unit volumes, partially offset by an 11% increase in revenue per carload/unit. Utility coal volumes decreased due to a Texas utility closure in January 2018 and lower natural gas prices. This was partially offset by increased crude oil volumes due to tight pipeline capacity and demand for Canadian crude. Revenue per carload/unit increased due to positive pricing and mix impacts.

Frac Sand
18%
Utility
Coal
48%
Crude Oil
17%
Coal &
Petroleum
Coke
17%

Intermodal. Revenues increased $7.4 million for the three months ended March 31, 2018, compared to the same period in 2017, due to an 8% increase in carload/unit volumes attributable to continued growth for recently launched cross-border services and tight truck capacity.
Automotive. Revenues increased $8.5 million for the three months ended March 31, 2018, compared to the same period in 2017, due to a 10% increase in revenue per carload/unit and a 6% increase in carload/unit volumes. Revenue per carload/unit increased due to the strengthening of the Mexican peso against the U.S. dollar, higher fuel surcharge, and positive pricing impacts. Volumes increased due to the higher carryover inventory, increase in plant production, and an increase in Lazaro Cardenas import volumes.

Operating Expenses
Operating expenses, as shown below (in millions), increased $21.1 million for the three months ended March 31, 2018, compared to the same period in 2017, primarily due to the strengthening of the Mexican peso, higher U.S. fuel prices, and increases in depreciation. The strengthening of the Mexican peso against the U.S. dollar during the three months ended March 31, 2018, resulted in increased expense of approximately $8.0 million, compared to the same period in 2017, for expense transactions denominated in Mexican pesos. The average exchange rate of Mexican pesos per U.S. dollar was Ps.18.8 for the three months ended March 31, 2018, compared to Ps.20.4 for the same period in 2017.

	Three Months Ended
	March 31,		Change
	2018	2017	Dollars	Percent
Compensation and benefits	$121.6	$117.4	$4.2	4%
Purchased services	47.1	48.8	(1.7)	(3%)
Fuel	81.3	75.4	5.9	8%
Mexican fuel excise tax credit	(9.2)	(11.7)	2.5	(21%)
Equipment costs	32.2	31.2	1.0	3%
Depreciation and amortization	83.3	79.3	4.0	5%
Materials and other	63.6	58.4	5.2	9%
Total operating expenses	$419.9	$398.8	$21.1	5%
Compensation and benefits. Compensation and benefits increased $4.2 million for the three months ended March 31, 2018, compared to the same period in 2017, due to increased headcount of approximately $3.0 million and the strengthening of the Mexican peso of approximately $2.0 million.
Purchased services. Purchased services expense decreased $1.7 million for the three months ended March 31, 2018, compared to the same period in 2017, due to mechanical in-sourcing, partially offset by the strengthening of the Mexican peso.
Fuel. Fuel increased $5.9 million for the three months ended March 31, 2018, compared to the same period in 2017, due to higher diesel fuel prices of approximately $5.0 million in the U.S. and the strengthening of the Mexican peso of approximately $4.0 million, partially offset by lower consumption of approximately $3.0 million. The average price per gallon was $2.44 for the three months ended March 31, 2018, compared to $2.19 for the same period in 2017.
Mexican fuel excise tax credit. For the three months ended March 31, 2018, the Company recognized a $9.2 million benefit, compared to $11.7 million for the same period in 2017. The reduced benefit was due to a lower excise tax rate in effect for 2018 as compared to 2017.
Equipment costs. Equipment costs increased $1.0 million for the three months ended March 31, 2018, compared to the same period in 2017, due to higher car hire expense, partially offset by lower equipment lease expense.
Depreciation and amortization. Depreciation and amortization expense increased $4.0 million for the three months ended March 31, 2018, compared to the same period in 2017, due to a larger asset base.
Materials and other. Materials and other expense increased $5.2 million for the three months ended March 31, 2018, compared to the same period in 2017, due to higher derailment expense and mechanical in-sourcing, which resulted in additional materials purchased.

Non-Operating Income and Expenses
Equity in net earnings of affiliates. Equity in net earnings from affiliates decreased $3.0 million for the three months ended March 31, 2018, compared to the same period in 2017, as a result of lower equity in net earnings from the operations of Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”) and Panama Canal Railway Company (“PCRC”) due to a decrease in volumes.
Interest expense. For the three months ended March 31, 2018, interest expense increased $0.8 million, compared to the same period in 2017, due to higher average debt balances. During the three months ended March 31, 2018 and 2017, the average debt balance (including commercial paper) was $2,618.2 million and $2,546.1 million, respectively. The average interest rate for the three months ended March 31, 2018 and 2017, was 3.9%.

Foreign exchange gain. For the three months ended March 31, 2018 and 2017, foreign exchange gain was $27.8 million and $46.8 million, respectively. Foreign exchange gain includes the re-measurement and settlement of net monetary assets denominated in Mexican pesos and the gain on foreign currency derivative contracts.
For the three months ended March 31, 2018 and 2017, the re-measurement and settlement of net monetary assets denominated in Mexican pesos resulted in a foreign exchange gain of $11.3 million and $12.9 million, respectively.
The Company enters into foreign currency derivative contracts to hedge its net exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar. For the three months ended March 31, 2018, and 2017, foreign exchange gain on foreign currency derivative contracts was $16.5 million and $33.9 million, respectively.
Other income (expense), net. For the three months ended March 31, 2018, other income (expense), net decreased $1.4 million, compared to the same period in 2017, due to a land sale that occurred in 2017.
Income tax expense. Income tax expense decreased $14.2 million for the three months ended March 31, 2018, compared to the same period in 2017, due to a lower effective tax rate and lower pre-tax income. The decrease in the effective tax rate was primarily due to the reduced U.S. corporate income tax rate from a maximum of 35% to a 21% rate provided in the Tax Cuts and Jobs Act (the “Tax Reform Act”) enacted on December 22, 2017, and effective January 1, 2018.
The decrease in the effective tax rate was partially offset by the impact of the global intangible low-taxed income (“GILTI”) provisions included in the Tax Reform Act. The Company elected to account for GILTI tax in the period in which it is incurred. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. While it appears the GILTI tax impact is partially, if not entirely, unintended for U.S. companies with subsidiaries operating in foreign countries with a tax rate of at least 13.125%, the tax law as currently enacted will result in an estimated incremental U.S. tax of $27.5 million for the 2018 tax year.
The incremental U.S. tax expense resulting from the GILTI income inclusion was caused by two aspects of U.S. foreign tax credit limitation provisions. First, required allocations of interest expense to the GILTI income effectively renders the expense non-deductible when the GILTI income is taxed outside the U.S. at a rate higher than 13.125%. Secondly, U.S. income tax return income inclusion of the foreign taxes paid on the GILTI income is subject to U.S. tax without any associated foreign tax credit, resulting in incremental U.S. income tax. While the Company believes these implications were, at least in part, unintended by the Tax Reform Act and may be addressed in future guidance to avoid one or both of these consequences, the Company’s effective tax rate includes the estimated incremental GILTI tax expense applying the tax law as currently enacted.
The components of the effective tax rates for the three months ended March 31, 2018, compared to the same period in 2017, are as follows:

	Three Months Ended
	March 31,
	2018	2017
Statutory rate in effect	21.0%	35.0%
Tax effect of:
Difference between U.S. and foreign tax rate	6.0%	(3.1%)
Global intangible low-taxed income (“GILTI”) tax	3.0%	—
State and local income tax provision, net	1.1%	1.0%
Foreign exchange (i)	4.0%	4.3%
Other, net	(0.5%)	1.1%
Effective tax rate	34.6%	38.3%

(i)
Mexican income taxes are paid in Mexican pesos, and as a result, the effective income tax rate reflects fluctuations in the value of the Mexican peso against the U.S. dollar measured by the forward exchange rate. The foreign exchange impact on income taxes includes the gain or loss from the revaluation of net U.S. dollar-denominated monetary liabilities into Mexican pesos which is included in Mexican taxable income under Mexican tax law. As a result, a strengthening of the Mexican peso against the U.S. dollar for the reporting period will generally increase the Mexican cash tax obligation and the effective income tax rate, and a weakening of the Mexican peso against the U.S. dollar for the reporting period will generally decrease the Mexican cash tax obligation and the effective tax rate. To hedge its exposure to this cash tax risk, the Company enters into foreign currency derivative contracts, which are measured at fair value each period and any change in fair value is recognized in foreign exchange gain within the consolidated statements of income as described above. Refer to Note 9, Derivative Instruments for more information.

Liquidity and Capital Resources
Overview
The Company focuses its cash and capital resources on investing in the business, shareholder returns and optimizing its capital structure.
The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to debt and equity capital markets, and other available financing resources will be sufficient to fund anticipated operating expenses, capital expenditures, debt service costs, dividends, share repurchases, and other commitments in the foreseeable future. The Company’s current financing instruments contain restrictive covenants which limit or preclude certain actions; however, the covenants are structured such that the Company expects to have sufficient flexibility to conduct its operations. The Company was in compliance with all of its debt covenants as of March 31, 2018.
Though KCS’s cash flows from operations are expected to be sufficient to fund operations, capital expenditures, debt service and dividends, the Company may, from time to time, incur debt to refinance existing indebtedness, purchase equipment under operating leases, repurchase shares, or fund equipment additions or new investments.
During the three months ended March 31, 2018, the Company invested $98.1 million in capital expenditures. See the Capital Expenditures section for further details.
During the first quarter of 2018, the Company repurchased 500,033 shares of common stock for $54.0 million at an average price of $108.00 per share under the $800.0 million share repurchase program announced in August 2017. Since inception of this program, KCS has repurchased 2,919,502 shares of common stock for $309.2 million at an average price of $105.91 per share. Management’s assessment of market conditions, available liquidity and other factors will determine the timing and volume of any future repurchases. Refer to Note 11, Equity for additional detail on the Company’s share repurchase program.
During the first quarter of 2018, the Company’s Board of Directors declared a quarterly cash dividend on its common stock of $0.36 per share (total of $36.9 million). Subject to the discretion of the Board of Directors, capital availability and a determination that cash dividends continue to be in the best interest of its stockholders, the Company intends to pay a quarterly dividend on an ongoing basis.
For additional discussion of the agreements representing the indebtedness of KCS, see Note 10, Short-Term Borrowings and Note 11, Long-Term Debt in the “Notes to the Consolidated Financial Statements” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
On March 31, 2018, total available liquidity (the cash balance plus revolving credit facility availability) was $503.9 million, compared to availability at December 31, 2017, of $588.9 million. This decrease was primarily due to a reduction in cash on hand used to fund operations and share repurchases during the first quarter of 2018.
As of March 31, 2018, the total cash and cash equivalents held outside of the U.S. in foreign subsidiaries was $31.0 million. The Company expects that this cash will be available to fund operations without incurring significant additional income taxes.
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

Cash Flow Information
Summary cash flow data follows (in millions):

	Three Months Ended
	March 31,
	2018	2017
Cash flows provided by (used for):
Operating activities	$140.6	$129.6
Investing activities	(124.2)	(162.4)
Financing activities	(103.5)	(14.7)
Net decrease in cash and cash equivalents	(87.1)	(47.5)
Cash and cash equivalents beginning of year	134.1	170.6
Cash and cash equivalents end of period	$47.0	$123.1
Cash flows from operating activities increased $11.0 million for the three months ended March 31, 2018, compared to the same period in 2017, primarily due to cash received for settlement of foreign currency derivative instruments for the three months ended March 31, 2018, compared to cash paid for the same period in 2017, partially offset by a decrease in cash inflows for working capital items resulting mainly from the timing of certain receipts.
Net cash used for investing activities decreased $38.2 million for the three months ended March 31, 2018, compared to the same period in 2017, due to a $50.1 million decrease in capital expenditures, partially offset by an $11.2 million increase in the purchase or replacement of equipment under existing operating leases. Additional information regarding capital expenditures is provided below.
Net cash used for financing activities increased $88.8 million for the three months ended March 31, 2018, compared to the same period in 2017, primarily due to a reduction in net proceeds from short term borrowings of $87.0 million.

Capital Expenditures
KCS has funded, and expects to continue to fund capital expenditures with operating cash flows and short and long-term debt.
The following table summarizes capital expenditures by type (in millions):

	Three Months Ended
	March 31,
	2018	2017
Roadway capital program	$65.1	$65.8
Locomotives and freight cars	8.5	10.1
Capacity	7.6	22.6
Positive train control	6.2	17.1
Information technology	7.9	10.7
Other	2.8	2.9
Total capital expenditures (accrual basis)	98.1	129.2
Change in capital accruals	11.9	30.9
Total cash capital expenditures	$110.0	$160.1

Purchase or replacement of equipment under operating leases (accrual basis)	$11.0	$—
Change in capital accruals	0.2	—
Total cash purchase or replacement of equipment under operating leases	$11.2	$—
Generally, the Company’s capital program consists of capital replacement and equipment. For 2018, internally generated cash flows are expected to fund cash capital expenditures, which are currently estimated to be between $530.0 million and $550.0 million. In addition, the Company periodically reviews its equipment under operating leases. Any additional purchase or replacement of equipment under operating leases during 2018 is expected to be funded with internally generated cash flows and/or debt.

Other Matters

Regulatory Updates
Mexican Antitrust Law. Pursuant to the Mexican Antitrust Law and the Regulatory Railroad Service Law, the Investigating Authority of the Mexican government’s antitrust commission (Comisión Federal de Competencia Económica or the “COFECE”) announced in September 2016 that it would review competitive conditions in the Mexican railroad industry, with respect to the existence of effective competition in the provision of interconnection services, trackage rights, switching rights and interline services used to render public freight transport in Mexico. The review included the entire freight rail transportation market in Mexico and was not targeted to any single rail carrier.
On March 15, 2017, the Investigating Authority published an executive summary of its preliminary report in the Federal Official Gazette (Diario Oficial de la Federación). The preliminary report concluded that there was a lack of effective competition in the market for trackage rights (“Relevant Market”) throughout the entire networks of KCSM, Ferrocarril Mexicano, S.A. de C.V., Ferrosur, S.A. de C.V., and FTVM.
The Company disagreed with the Investigating Authority’s reasoning and preliminary conclusions, and responded on April 20, 2017, with its evidence and arguments to support its position, as provided in the Mexican antitrust law. The Company’s response argued that the investigation which supported the conclusions in the preliminary report was conducted contrary to the rule of law, the rules of procedure, and relied upon faulty economic analysis.
On March 7, 2018, KCSM received the Final Resolution handed down by the COFECE Panel in connection with the investigation regarding effective competition in the market for interconnection services, trackage rights and switching rights used to provide railway freight public services in the rail freight industry.
The Final Resolution dismissed the preliminary report issued by the Investigating Authority along with that report’s finding of a lack of effective competition for interconnection services. The Final Resolution represents the end of the investigation and no further amendments or modifications may be made to the preliminary report.
NAFTA. NAFTA is currently being renegotiated and negotiations are expected to continue into the future. If significant progress is not made, resolution could be delayed until late 2018 or early 2019. In addition, U.S. President Donald J. Trump, some members of Congress, and key U.S. administration officials and policy makers have suggested the implementation of tariffs, border taxes or other measures that could impact the level of trade between the U.S. and Mexico. On March 8, 2018, President Trump proclaimed new tariffs on steel and aluminum imports from countries other than Canada and Mexico. The proclamation stated that special circumstances and ongoing trade discussions with Canada and Mexico justify exempting Canada and Mexico from tariffs on their steel and aluminum imports to the U.S. at this time. Any notice of U.S. withdrawal from NAFTA could be for negotiating position and may be challenged in courts. KCS believes North American trade will continue due to its economic importance and the economic realities that already exist in the North American marketplace.

Collective Bargaining
KCSR participates in industry-wide multi-employer bargaining as a member of the National Carriers’ Conference Committee (“NCCC”), as well as local bargaining for agreements that are limited to KCSR's property. Approximately 75% of KCSR employees are covered by collective bargaining agreements. Long-term settlement agreements were reached and ratified during 2011 and the first half of 2012 covering all of the participating unions. These agreements were in effect through December 2015, and currently remain in effect.
In the fourth quarter of 2017, the NCCC, as representatives of KCSR, reached an agreement with Collective Bargaining Group (“CBG”), a coalition comprised of multiple unions that represent approximately 60% of KCSR’s unionized workforce. The agreement was ratified and concludes this round of bargaining for those unions, and the revised agreement will be in effect through December 2019. In December 2017, the NCCC reached a tentative agreement with the TCU Bargaining Group, a coalition comprised of four unions that represent approximately 20% of KCSR’s unionized workforce. The terms of this tentative agreement are substantially identical to the agreement with the CBG. Two unions in the TCU Bargaining Group ratified this agreement, which concludes this round of bargaining for those unions. Two of the unions in the TCU Bargaining Group did not ratify the tentative agreement, and the NCCC currently is evaluating options for final resolution of the negotiations with these two unions. The NCCC has agreed to submit the negotiation to binding arbitration proceeding with the other union coalition (BMWE/Smart Mechanical) regarding proposed amendments to their agreements. The Company does not believe the expected settlements will have a material impact on the consolidated financial statements.
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
There was no material change during the quarter from the information set forth in Part II, Item 7A. “Quantitative and Qualitative Disclosure about Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2017.

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
(b) Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
For information related to the Company’s legal proceedings, see Note 12, Commitments and Contingencies, under Part I, Item 1 of this quarterly report on Form 10-Q.

Item 1A.	Risk Factors
There were no material changes during the quarter to the Risk Factors disclosed in Item 1A - “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table presents common stock repurchases during each month for the first quarter of 2018:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be purchased under the Plans or Programs (1)
January 1-31, 2018	95,766	$112.71	95,766	$534,009,134
February 1-28, 2018	285,267	$107.45	285,267	$503,358,460
March 1-31, 2018	119,000	$105.52	119,000	$490,801,941
Total	500,033		500,033

(1)
On August 15, 2017, the Company announced that the Board of Directors approved a share repurchase program, pursuant to which up to $800.0 million in shares of common stock could be repurchased through June 30, 2020. The authorization included a $200.0 million Accelerated Share Repurchase (“ASR”) program and a $600.0 million open market share repurchase program.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Exhibits

10.1
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement under the Kansas City Southern 2017 Equity Incentive Plan for the 2018 Long-Term Incentive Program, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2018 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.1.

10.2
Form of Restricted Share Award Agreement (Standard Form) under the Kansas City Southern 2017 Equity Incentive Plan, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 12, 2018 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.2.

10.3
Kansas City Southern Annual Incentive Plan, as amended and restated March 6, 2018, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 12, 2018 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.3.

10.4
Employment Agreement, as amended and restated January 1, 2001, between the Company and Warren K. Erdman, filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on February 9, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.4.

10.4.1
Amendment to Employment Agreement, dated August 1, 2001, between the Company and Warren K. Erdman, filed as Exhibit 10.5.1 to the Company’s Annual Report on Form 10-K filed on February 9, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.4.1.

10.4.2
Addendum to Employment Agreement, dated August 18, 2004, between the Company and Warren K. Erdman, filed as Exhibit 10.5.2 to the Company’s Annual Report on Form 10-K filed on February 9, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.4.2.

10.4.3
Addendum to Employment Agreement, dated April 20, 2009, among the Company, KCSR, and Warren K. Erdman, filed as Exhibit 10.5.3 to the Company’s Annual Report on Form 10-K filed on February 9, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.4.3.

10.4.4*	Amendment to Employment Agreement, dated December 17, 2012, between KCSR and Warren K. Erdman, is attached to this Form 10-Q as Exhibit 10.4.4.

31.1*	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.1.

31.2*	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.2.

32.1*	Principal Executive Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.1.

32.2*	Principal Financial Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.2.

101
The following unaudited financial information from Kansas City Southern’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the three months ended March 31, 2018 and 2017, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, (iii) Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (v) the Notes to Consolidated Financial Statements.

* Filed with this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on April 20, 2018.

Kansas City Southern

/s/ MICHAEL W. UPCHURCH
Michael W. Upchurch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ SUZANNE M. GRAFTON
Suzanne M. Grafton
Vice President and Chief Accounting Officer
(Principal Accounting Officer)