Form 10-Q
period 2018-06-30
KANSAS CITY SOUTHERN
filed 2018-07-20
CIK 54480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☒ Accelerated filer  ☐ Non-accelerated filer  ☐   Smaller reporting company  ☐
Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	July 13, 2018
Common Stock, $0.01 per share par value	102,159,153 Shares

Kansas City Southern and Subsidiaries
Form 10-Q
June 30, 2018

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Kansas City Southern and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In millions, except share and per share amounts) (Unaudited)
Revenues	$682.4	$656.4	$1,321.0	$1,265.9
Operating expenses:
Compensation and benefits	122.3	125.2	243.9	242.6
Purchased services	49.5	51.4	96.6	100.2
Fuel	85.5	78.9	166.8	154.3
Mexican fuel excise tax credit	(8.0)	(12.8)	(17.2)	(24.5)
Equipment costs	30.7	31.2	62.9	62.4
Depreciation and amortization	86.3	80.4	169.6	159.7
Materials and other	70.3	62.8	133.9	121.2
Total operating expenses	436.6	417.1	856.5	815.9
Operating income	245.8	239.3	464.5	450.0
Equity in net earnings of affiliates	1.0	2.9	2.0	6.9
Interest expense	(28.0)	(25.0)	(53.5)	(49.7)
Debt retirement costs	(2.2)	—	(2.2)	—
Foreign exchange gain (loss)	(21.0)	14.2	6.8	61.0
Other income (expense), net	0.5	(0.1)	0.2	1.0
Income before income taxes	196.1	231.3	417.8	469.2
Income tax expense	47.4	96.6	124.2	187.6
Net income	148.7	134.7	293.6	281.6
Less: Net income attributable to noncontrolling interest	0.5	0.3	0.9	0.6
Net income attributable to Kansas City Southern and subsidiaries	148.2	134.4	292.7	281.0
Preferred stock dividends	—	—	0.1	0.1
Net income available to common stockholders	$148.2	$134.4	$292.6	$280.9

Earnings per share:
Basic earnings per share	$1.45	$1.27	$2.86	$2.66
Diluted earnings per share	$1.45	$1.27	$2.85	$2.65

Average shares outstanding (in thousands):
Basic	102,092	105,473	102,332	105,792
Potentially dilutive common shares	400	285	401	250
Diluted	102,492	105,758	102,733	106,042
See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In millions) (Unaudited)
Net income	$148.7	$134.7	$293.6	$281.6
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate derivative instruments during the period, net of tax of $0.5 million, $(1.5) million, $2.1 million and $(1.5) million, respectively	1.5	(2.3)	6.0	(2.3)
Foreign currency translation adjustments, net of tax of $0.3 million and $0.8 million, respectively, for 2017	(1.2)	0.5	—	1.3
Other comprehensive income (loss)	0.3	(1.8)	6.0	(1.0)
Comprehensive income	149.0	132.9	299.6	280.6
Less: Comprehensive income attributable to noncontrolling interest	0.5	0.3	0.9	0.6
Comprehensive income attributable to Kansas City Southern and subsidiaries	$148.5	$132.6	$298.7	$280.0
See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(In millions, except share and per share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61.1	$134.1
Accounts receivable, net	250.0	237.8
Materials and supplies	154.0	150.8
Other current assets	62.7	157.4
Total current assets	527.8	680.1
Investments	45.6	44.6
Property and equipment (including concession assets), net	8,595.7	8,403.8
Other assets	94.0	70.2
Total assets	$9,263.1	$9,198.7
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$10.8	$38.8
Short-term borrowings	—	345.1
Accounts payable and accrued liabilities	430.1	587.8
Total current liabilities	440.9	971.7
Long-term debt	2,682.3	2,235.5
Deferred income taxes	1,020.8	987.2
Other noncurrent liabilities and deferred credits	122.9	138.9
Total liabilities	4,266.9	4,333.3
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding	6.1	6.1
$.01 par, common stock, 400,000,000 shares authorized; 123,352,185 shares issued; 102,126,882 and 103,036,805 shares outstanding at June 30, 2018 and December 31, 2017, respectively	1.0	1.0
Additional paid-in capital	946.4	943.3
Retained earnings	3,731.7	3,611.4
Accumulated other comprehensive loss	(7.6)	(12.9)
Total stockholders’ equity	4,677.6	4,548.9
Noncontrolling interest	318.6	316.5
Total equity	4,996.2	4,865.4
Total liabilities and equity	$9,263.1	$9,198.7
See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2018	2017
	(In millions) (Unaudited)
Operating activities:
Net income	$293.6	$281.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	169.6	159.7
Deferred income taxes	31.5	99.2
Equity in net earnings of affiliates	(2.0)	(6.9)
Share-based compensation	11.6	10.5
Distributions from affiliates	2.5	5.0
Settlement of foreign currency derivative instruments	12.0	(23.7)
Gain on foreign currency derivative instruments	(4.1)	(42.2)
Mexican fuel excise tax credit	(17.2)	(24.5)
Deemed mandatory repatriation tax	(4.0)	—
Changes in working capital items:
Accounts receivable	(17.2)	(42.2)
Materials and supplies	1.8	(3.3)
Other current assets	(4.1)	(20.7)
Accounts payable and accrued liabilities	(41.0)	34.0
Other, net	(7.2)	(9.6)
Net cash provided by operating activities	425.8	416.9

Investing activities:
Capital expenditures	(267.3)	(285.4)
Purchase or replacement of equipment under operating leases	(98.9)	(21.9)
Property investments in MSLLC	(20.4)	(19.7)
Investments in and advances to affiliates	(6.3)	(6.6)
Proceeds from disposal of property	5.7	5.5
Other, net	3.0	(9.3)
Net cash used for investing activities	(384.2)	(337.4)

Financing activities:
Proceeds from short-term borrowings	3,955.0	5,901.5
Repayment of short-term borrowings	(4,303.1)	(5,781.9)
Proceeds from issuance of long-term debt	499.4	—
Repayment of long-term debt	(76.0)	(12.7)
Dividends paid	(74.1)	(70.3)
Shares repurchased	(108.5)	(120.4)
Debt issuance and retirement costs paid	(8.0)	—
Proceeds from employee stock plans	0.7	—
Net cash used for financing activities	(114.6)	(83.8)
Cash and cash equivalents:
Net decrease during each period	(73.0)	(4.3)
At beginning of year	134.1	170.6
At end of period	$61.1	$166.3
See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements
For purposes of this report, “KCS” or the “Company” may refer to Kansas City Southern or, as the context requires, to one or more subsidiaries of Kansas City Southern.

1. Basis of Presentation
In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring adjustments) necessary to reflect a fair statement of the results for interim periods in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three and six months ended June 30, 2018, are not necessarily indicative of the results to be expected for the full year ending December 31, 2018. Certain prior year amounts have been reclassified to conform to the current year presentation.
During the first quarter of 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which is also known as Accounting Standard Codification ("ASC") Topic 606, for all contracts, using the modified retrospective method. Results from reporting periods beginning after January 1, 2018, are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historical accounting under ASC Topic 605, Revenue Recognition. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements; thus no adjustment was made to the opening balance of equity at January 1, 2018. See Note 3 - Revenue for additional information.
During the first quarter of 2018, the Company adopted ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows for a reclassification from accumulated other comprehensive loss to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The Company applied the guidance as of the beginning of the period of adoption and reclassified $0.7 million, due to the change in federal corporate tax rate, from accumulated other comprehensive loss to retained earnings. It is the Company’s policy to release income tax effects from accumulated other comprehensive loss using the portfolio approach.

2. New Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize for all leases a right-to-use asset and a lease obligation in the consolidated balance sheet. Expenses are recognized in the consolidated statement of income in a manner similar to current accounting guidance. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. Lessor accounting under the new standard is substantially unchanged. Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required. The new standard will become effective for the Company beginning with the first quarter 2019. The Company plans to adopt the accounting standard using a prospective transition approach tentatively approved by the FASB in March 2018, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented. The Company continues to assess the contractual arrangements that may qualify as a lease under the new standard and is implementing a lease accounting system. At December 31, 2017, KCS disclosed approximately $282 million of undiscounted operating leases in the leases and debt maturities table within Note 11, Long-Term Debt in the Company’s most recent Form 10-K and will evaluate those contracts as well as other existing arrangements to determine if they qualify for lease accounting under the new standard. The Company is continuing to evaluate the impacts the adoption of this accounting guidance will have on the consolidated financial statements.

3. Revenue
Significant Accounting Policy
The primary performance obligation for the Company is to move customers’ freight from an origin to a destination. A performance obligation is created when a customer under a transportation contract or public tariff submits a bill of lading for the transport of goods. The Company recognizes revenue proportionally as a shipment moves from origin to destination, using the distance shipped to measure progress, as the customer simultaneously receives and consumes the benefit over time. Related expenses are recognized as incurred. Revenue associated with in-transit shipments at period end is recognized based on the distance shipped as of the balance sheet date. Payment is received at or shortly after the performance obligation is satisfied.
The transaction price is generally in the form of a fixed fee determined at the inception of the transportation contract or the inception of the bill of lading. Certain customer agreements have variable consideration that are based on milestone achievements in

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

the form of rebates, discounts or incentives. The Company makes judgments to determine whether the variable consideration is probable of occurring and should be included in the estimated transaction price at the beginning of the period to apply a more consistent rate throughout the year based on an analysis of historical experience with the customer, forecasted shipments and other economic indicators. The Company adjusts the estimate on a quarterly basis.
Other revenues, including switching, storage, and demurrage are distinct services and are recognized as services are performed or as contractual obligations are fulfilled. The consideration for other revenue is allocated between the separate services based upon the stand-alone transaction price.
Disaggregation of Revenue
The following table presents revenues disaggregated by the major commodity groups as well as the product types included within the major commodity groups (in millions). The Company believes disaggregation by product type best depicts how cash flows are affected by economic factors. See Note 14 for revenues by geographical area.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018 (ASC 606)	2017 (ASC 605)	2018 (ASC 606)	2017 (ASC 605)
Chemical & Petroleum
Chemicals	$60.4	$56.0	$118.1	$110.6
Petroleum	57.8	50.8	106.8	89.6
Plastics	39.6	32.0	72.6	65.1
Total	157.8	138.8	297.5	265.3

Industrial & Consumer Products
Forest Products	69.2	62.2	134.5	125.7
Metals & Scrap	54.0	57.3	107.8	111.6
Other	29.5	29.1	56.7	51.4
Total	152.7	148.6	299.0	288.7

Agriculture & Minerals
Grain	75.4	73.1	140.6	139.3
Food Products	36.3	38.1	72.5	76.4
Ores & Minerals	5.8	4.8	10.7	9.1
Stone, Clay & Glass	7.6	7.4	14.7	14.9
Total	125.1	123.4	238.5	239.7

Energy
Utility Coal	23.9	39.0	53.2	81.8
Coal & Petroleum Coke	11.2	10.3	21.4	21.3
Frac Sand	10.5	14.0	21.6	24.7
Crude Oil	10.9	7.2	21.6	11.7
Total	56.5	70.5	117.8	139.5

Intermodal	93.7	90.6	184.6	174.1

Automotive	67.3	57.5	127.1	108.8

Total Freight Revenues	653.1	629.4	1,264.5	1,216.1

Other Revenue	29.3	27.0	56.5	49.8

Total Revenues	$682.4	$656.4	$1,321.0	$1,265.9
Major customers
No individual customer makes up greater than 10% of total consolidated revenues.

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

Contract Balances
The amount of revenue recognized in the second quarter of 2018 from performance obligations partially satisfied in previous periods was $23.1 million. The performance obligations that were unsatisfied or partially satisfied as of June 30, 2018, were $25.8 million, which represents in-transit shipments that are fully satisfied the following month.
A receivable is any unconditional right to consideration, and is recognized as shipments have been completed and the relating performance obligation has been fully satisfied. At June 30, 2018, and December 31, 2017, the accounts receivable, net balance was $250.0 million and $237.8 million, respectively. Contract assets represent a conditional right to consideration in exchange for goods or services. The Company did not have any contract assets at June 30, 2018, and December 31, 2017.
Contract liabilities represent advance consideration received from customers, and are recognized as revenue over time as the relating performance obligation is satisfied. The amount of revenue recognized in the second quarter of 2018 that was included in the opening contract liability balance was $9.1 million. The Company has recognized contract liabilities within the accounts payable and accrued liabilities financial statement caption on the balance sheet. These are considered current liabilities as they will be settled in less than 12 months.
The following tables summarize the changes in contract liabilities (in millions):

Contract liabilities	Three Months Ended June 30,		Six Months Ended June 30,
	2018 (ASC 606)	2017 (ASC 605)	2018 (ASC 606)	2017 (ASC 605)
Beginning balance	$20.0	$8.0	$26.8	$13.7
Revenue recognized that was included in the contract liability balance at the beginning of the period	(9.1)	(7.1)	(18.5)	(13.6)
Increases due to cash received, excluding amounts recognized as revenue during the period	5.7	5.0	8.3	5.8
Ending balance	$16.6	$5.9	$16.6	$5.9

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
While the Tax Reform Act provides for a territorial tax system, beginning in 2018, it includes the global intangible low-taxed income (“GILTI”) provision. The Company elected to account for GILTI tax in the period in which it is incurred. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The GILTI tax expense is caused by two aspects of U.S. foreign tax credit limitation provisions. First, required allocations of interest expense to the GILTI income effectively renders the expense non-deductible. Secondly, U.S. income tax return income inclusion of the foreign taxes paid on the GILTI income is subject to U.S. tax without any associated foreign tax credit, resulting in incremental U.S. income tax. As a result of the GILTI provisions, the Company’s effective tax rate increased by 0.9% and 2.0% for the three and six months ended June 30, 2018, respectively.
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
On April 2, 2018, the Internal Revenue Service (“IRS”) issued guidance on how to determine, report and pay the repatriation tax on deemed repatriated earnings of foreign subsidiaries provided in the Tax Reform Act and included in the consolidated financial statements for the year ended December 31, 2017. During the three months ended June 30, 2018, the Company recognized a $4.3 million discrete tax benefit resulting from the additional guidance. The deemed repatriated earnings and the revaluation of deferred tax assets and liabilities are provisional as of June 30, 2018. The accounting is expected to be completed when the 2017 U.S. corporate income tax return is filed in 2018.

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
The following table reconciles the basic earnings per share computation to the diluted earnings per share computation (in millions, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income available to common stockholders for purposes of computing basic and diluted earnings per share	$148.2	$134.4	$292.6	$280.9
Weighted-average number of shares outstanding (in thousands):
Basic shares	102,092	105,473	102,332	105,792
Effect of dilution	400	285	401	250
Diluted shares	102,492	105,758	102,733	106,042
Earnings per share:
Basic earnings per share	$1.45	$1.27	$2.86	$2.66
Diluted earnings per share	$1.45	$1.27	$2.85	$2.65

Potentially dilutive shares excluded from the calculation (in thousands):

Stock options excluded as their inclusion would be anti-dilutive	93	111	100	210

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

7. Property and Equipment (including Concession Assets)
Property and equipment, including concession assets, and related accumulated depreciation and amortization are summarized below (in millions):

	June 30, 2018	December 31, 2017
Land	$218.7	$218.6
Concession land rights	141.2	141.2
Road property	7,489.4	7,557.1
Equipment	2,695.7	2,534.9
Technology and other	260.4	229.1
Construction in progress	223.4	223.7
Total property	11,028.8	10,904.6
Accumulated depreciation and amortization	2,433.1	2,500.8
Property and equipment (including concession assets), net	$8,595.7	$8,403.8
Concession assets, net of accumulated amortization of $602.3 million and $638.2 million, totaled $2,233.1 million and $2,208.1 million at June 30, 2018 and December 31, 2017, respectively.

8. Fair Value Measurements
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
The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The carrying value of the Company’s debt was $2,693.1 million and $2,274.3 million at June 30, 2018 and December 31, 2017, respectively. If the Company’s debt were measured at fair value, the fair value measurements of the individual debt instruments would have been classified as Level 2 in the fair value hierarchy.

The fair value of the Company’s financial instruments is presented in the following table (in millions):

	June 30, 2018	December 31, 2017
	Level 2	Level 2
Assets
Foreign currency derivative instruments	$—	$7.9
Treasury lock agreements	2.5	—
Liabilities
Debt instruments	2,656.8	2,377.8
Treasury lock agreements	—	5.6

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

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

Credit Risk. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages this risk by limiting its counterparties to large financial institutions which meet the Company’s credit rating standards and have an established banking relationship with the Company. As of June 30, 2018, the Company did not expect any losses as a result of default of its counterparties.
Interest Rate Derivative Instruments. In May 2017, the Company executed four treasury lock agreements with an aggregate notional value of $275.0 million and a weighted average interest rate of 2.85%. The purpose of the treasury locks is to hedge the U.S. Treasury benchmark interest rate associated with future interest payments related to the anticipated refinancing of the $275.0 million, 2.35% senior notes due May 15, 2020. The Company has designated the treasury locks as cash flow hedges and recorded unrealized gains and losses in accumulated other comprehensive loss. Upon settlement, the unrealized gain or loss in accumulated other comprehensive income will be amortized to interest expense over the life of the future underlying debt issuance.
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
The foreign currency forward contracts involve the Company’s purchase of pesos at an agreed-upon weighted-average exchange rate to each U.S dollar. The zero-cost collars involve the Company’s purchase of a Mexican peso call option and a simultaneous sale of a Mexican peso put option, with equivalent U.S. dollar notional amounts for each option and no net cash premium paid by the Company. The Company’s foreign currency forward and zero-cost collar contracts are executed with counterparties in the U.S. and are governed by an International Swaps and Derivatives Association agreement that includes standard netting arrangements. Asset and liability positions from contracts with the same counterparty are net settled upon maturity/expiration and presented on a net basis in the consolidated balance sheets prior to settlement.
Below is a summary of the Company’s 2018 and 2017 foreign currency derivative contracts (amounts in millions, except Ps./USD):

Foreign currency forward contracts
	Contracts to purchase Ps./pay USD						Offsetting contracts to sell Ps./receive USD
	Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Maturity date	Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Maturity date	Cash received/(paid) on settlement
Contracts executed in 2016 and settled in 2017	$340.0	Ps.	6,207.7	Ps.	18.3	1/17/2017	$287.0	Ps.	6,207.7	Ps.	21.6	1/17/2017	$(53.0)

Foreign currency zero-cost collar contracts
	Notional amount	Weighted-average call rate outstanding options (in Ps./USD)		Weighted-average put rate outstanding options (in Ps./USD)		Cash received/(paid) on settlement
Contracts executed in 2018 and outstanding	$215.0	Ps.	19.3	Ps.	22.2	—
Contracts executed in 2018 and settled in 2018	$125.0					$2.0
Contracts executed in 2017 and settled in 2018	$80.0					$10.0
Contracts executed in 2017 and settled in 2017 (i)	$450.0					$42.2
(i) During the first half of 2017, the Company settled $310.0 million of zero-cost collar contracts, resulting in cash received of $29.3 million.
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

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

The following tables present the fair value of derivative instruments included in the Consolidated Balance Sheets (in millions):

	Derivative Assets
	Balance Sheet Location	June 30, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Treasury lock agreements	Other assets	$2.5	$—
Total derivatives designated as hedging instruments		2.5	—
Derivatives not designated as hedging instruments:
Foreign currency zero-cost collar contracts	Other current assets	$—	$7.9
Total derivatives not designated as hedging instruments		—	7.9
Total derivative assets		$2.5	$7.9

	Derivative Liabilities
	Balance Sheet Location	June 30, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Treasury lock agreements	Other noncurrent liabilities and deferred credits	$—	$5.6
Total derivatives designated as hedging instruments		—	5.6
Total derivative liabilities		$—	$5.6

The following tables summarize the gross and net fair value of derivative assets and liabilities (in millions):

Offsetting of Derivative Assets
As of June 30, 2018	Gross Assets	Gross Liabilities	Net Amounts Presented in the Consolidated Balance Sheets
Derivatives subject to a master netting arrangement or similar agreement	$2.9	$(2.9)	$—
As of December 31, 2017
Derivatives subject to a master netting arrangement or similar agreement	$7.9	$—	$7.9

Offsetting of Derivative Liabilities
As of June 30, 2018	Gross Liabilities	Gross Assets	Net Amounts Presented in the Consolidated Balance Sheets
Derivatives subject to a master netting arrangement or similar agreement	$(2.9)	$2.9	$—
As of December 31, 2017
Derivatives subject to a master netting arrangement or similar agreement	$—	$—	$—

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

The following table presents the effects of derivative instruments on the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income (in millions):

Derivatives in Cash Flow Hedging Relationships		Amount of Gain/(Loss) Recognized in OCI on Derivative
		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2018	2017	2018	2017
Treasury lock agreements		$2.0	$(3.8)	$8.1	$(3.8)
Total		$2.0	$(3.8)	$8.1	$(3.8)

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2018	2017	2018	2017
Foreign currency zero-cost collar contracts	Foreign exchange gain (loss)	$(12.4)	$8.3	$4.1	$54.1
Foreign currency forward contracts	Foreign exchange gain (loss)	—	—	—	(11.9)
Total		$(12.4)	$8.3	$4.1	$42.2

10. Short-Term Borrowings
Commercial Paper. The Company’s commercial paper program generally serves as the primary means of short-term funding. As of June 30, 2018, KCS had no commercial paper outstanding as all of the outstanding commercial paper was repaid with a portion of the proceeds from the issuance of new senior notes issued in May 2018 (see Note 11). As of December 31, 2017, KCS had $345.1 million of commercial paper outstanding, net of $0.1 million discount, at a weighted-average interest rate of 1.846%.

11. Long-Term Debt
Senior Notes
On May 3, 2018, KCS issued $500.0 million principal amount of senior unsecured notes due May 1, 2048 (the “4.700% Senior Notes”), which bear interest semiannually at a fixed annual rate of 4.700%. The 4.700% Senior Notes were issued at a discount to par value, resulting in a $0.6 million discount and a yield to maturity of 4.707%. The net proceeds from the offering were used to repay the outstanding commercial paper issued by KCS, repay a locomotive lease and certain equipment loans, and for general corporate purposes. The 4.700% Senior Notes are redeemable at the issuer’s option, in whole or in part, at any time, by paying the greater of either 100% of the principal amount to be redeemed or a formula price based on interest rates prevailing at the time of redemption and time remaining to maturity.
The 4.700% Senior Notes include certain covenants which are customary for this type of debt instrument issued by borrowers with similar credit ratings. The 4.700% Senior Notes are unsecured and unsubordinated obligations of the Company and are unconditionally guaranteed, jointly and severally, by The Kansas City Southern Railway Company (“KCSR”) and each current and future domestic subsidiary of KCS that guarantees the KCS revolving credit facility or certain other debt of KCS or a note guarantor.
On May 3, 2018, Kansas City Southern de México, S.A. de C.V. (“KCSM”) repurchased $5.3 million of the remaining $10.9 million aggregate principal amount of its 3.0% senior unsecured notes due May 15, 2023, at a discounted price equal to 95.91% of the principal amount. As a result, the Company recognized a debt retirement benefit of $0.2 million within debt retirement costs in the consolidated statements of income.
Financing Agreements
During May 2018, the Company paid the remaining $23.0 million and $19.1 million principal amounts under its locomotive financing agreements with Export Development Canada and DVB Bank AG, respectively, using a portion of the proceeds from the issuance of the 4.700% Senior Notes. As a result of the early repayment, the Company recognized $2.4 million in debt retirement costs in the consolidated statements of income.

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

12. Equity
The following tables summarize the changes in equity (in millions):

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity
Beginning balance	$4,614.5	$316.9	$4,931.4	$4,154.0	$314.9	$4,468.9
Net income	148.2	0.5	148.7	134.4	0.3	134.7
Other comprehensive income (loss)	0.3	—	0.3	(1.8)	—	(1.8)
Contribution from noncontrolling interest	—	1.2	1.2	—	—	—
Dividends on common stock	(36.8)	—	(36.8)	(34.9)	—	(34.9)
Share repurchases	(54.5)	—	(54.5)	(64.7)	—	(64.7)
Options exercised and stock subscribed, net of shares withheld for employee taxes	0.1	—	0.1	(0.1)	—	(0.1)
Share-based compensation	5.8	—	5.8	5.7	—	5.7
Ending balance	$4,677.6	$318.6	$4,996.2	$4,192.6	$315.2	$4,507.8

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity
Beginning balance	$4,548.9	$316.5	$4,865.4	$4,089.9	$314.6	$4,404.5
Cumulative-effect adjustment (i)	—	—	—	2.5	—	2.5
Net income	292.7	0.9	293.6	281.0	0.6	281.6
Other comprehensive income (loss)	6.0	—	6.0	(1.0)	—	(1.0)
Contribution from noncontrolling interest	—	1.2	1.2	—	—	—
Dividends on common stock	(73.7)	—	(73.7)	(69.9)	—	(69.9)
Dividends on $25 par preferred stock	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Share repurchases	(108.5)	—	(108.5)	(120.4)	—	(120.4)
Options exercised and stock subscribed, net of shares withheld for employee taxes	0.7	—	0.7	0.1	—	0.1
Share-based compensation	11.6	—	11.6	10.5	—	10.5
Ending balance (ii)	$4,677.6	$318.6	$4,996.2	$4,192.6	$315.2	$4,507.8

(i)	The Company recognized a $2.5 million net cumulative-effect adjustment to equity as of January 1, 2017, due to the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.
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

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

(“ASR”) program limited to $200.0 million. The Company entered into and settled an ASR program for the full ASR amount authorized under the 2017 Program during the second half of 2017.
During the three months ended June 30, 2018, KCS repurchased 503,344 shares of common stock for $54.5 million at an average price of $108.35 per share. During the six months ended June 30, 2018, KCS repurchased 1,003,377 shares of common stock for $108.5 million at an average price of $108.17 per share. Since inception of the 2017 Program, KCS has repurchased 3,422,846 shares of common stock for $363.7 million at an average price of $106.27 per share. The excess of repurchase price over par value is allocated between additional paid-in capital and retained earnings.
Cash Dividends on Common Stock
On May 18, 2018, the Company’s Board of Directors declared a cash dividend of $0.36 per share payable on July 5, 2018, to common stockholders of record as of June 11, 2018. The aggregate amount of the dividend declared for the three and six months ended June 30, 2018 was $36.8 million and $73.7 million, respectively.
The following table presents the amount of cash dividends declared per common share by the Company’s Board of Directors:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cash dividends declared per common share	$0.36	$0.33	$0.72	$0.66

13. Commitments and Contingencies
Concession Duty. Under KCSM’s 50-year railroad concession from the Mexican government (the “Concession”), which could expire in 2047 unless extended, KCSM pays annual concession duty expense of 1.25% of gross revenues. For the three and six months ended June 30, 2018, the concession duty expense, which is recorded within materials and other in operating expenses, was $4.6 million and $8.7 million, respectively, compared to $4.3 million and $8.5 million for the same periods in 2017.
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
Personal Injury. The Company’s personal injury liability is based on semi-annual actuarial studies performed on an undiscounted basis by an independent third party actuarial firm and reviewed by management. This liability is based on personal injury claims filed and an estimate of claims incurred but not yet reported. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Adjustments to the liability are reflected within operating expenses in the period in which changes to estimates are known. Personal injury claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The personal injury liability as of June 30, 2018, was based on an updated actuarial study of personal injury claims through May 31, 2018, and review of the June 2018 experience. Although these estimates cannot be predicted with certainty, management believes that the ultimate outcome will not have a material adverse effect on the Company’s consolidated financial statements.
Tax Contingencies. Tax returns filed in the U.S. for periods after 2013 and in Mexico for periods after 2012 remain open to examination by the taxing authorities. In 2018, the IRS initiated an examination of the 2016 U.S. federal tax return. During the first quarter of 2017, the Company received audit assessments from the Servicio de Administración Tributaria (the “SAT”), the Mexican equivalent of the IRS for the KCSM 2009 and 2010 Mexico tax returns. In 2017, the Company commenced administrative actions with the SAT. During the first quarter of 2018, the audit assessments were nullified by the SAT and became final during the second quarter of 2018. The SAT may issue new assessments within four months following the date the nullifications became final. The Company cannot predict if the SAT will issue new audit assessments for the KCSM 2009 and 2010 Mexico tax returns or the basis of any new assessments.
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
KCSM has not historically assessed VAT on international import transportation services provided to its customers based on a written ruling that KCSM obtained from the SAT in 2008 stating that such services were not subject to VAT (the “2008 Ruling”). Notwithstanding the 2008 Ruling, in December 2013, the SAT unofficially informed KCSM of an intended implementation of new criteria effective as of January 1, 2014, pursuant to which VAT would be assessed on all international import transportation services on the portion of the services provided within Mexico. Additionally, in November 2013, the SAT filed an action to nullify the 2008 Ruling, potentially exposing the application of the new criteria to open tax years. In February 2014, KCSM filed an action opposing the SAT’s nullification action. In December 2016, KCSM was notified of a resolution issued by the Mexican tax court confirming the 2008 Ruling. The SAT appealed this resolution. In October 2017, the circuit court resolved to not render a decision on the case but rather to send the SAT’s appeal to the Supreme Court. In February 2018, the Supreme Court decided not to hear the case and remanded the SAT’s appeal back to the circuit court for a decision. In July 2018, the circuit court ordered the tax court to consider certain arguments made by the SAT in the original court proceeding that were not addressed in the tax court’s December 2016 resolution. The Company believes it is more likely than not that it will continue to prevail in this matter. Further, as of the date of this filing, the SAT has not implemented any new criteria regarding this assessment of VAT on international import transportation services. The Company believes it is probable that any unexpected nullification of the 2008 Ruling and the implementation of any new VAT criteria would be applied on a prospective basis, in which case, due to the pass-through nature of VAT, KCSM would begin to assess its customers for VAT on international import transportation services, resulting in no material impact to the Company’s consolidated financial statements.
Contractual Agreements. In the normal course of business, the Company enters into various contractual agreements related to commercial arrangements and the use of other railroads’ or governmental entities’ infrastructure needed for the operations of the business. The Company is involved or may become involved in certain disputes involving transportation rates, product loss or damage,

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

charges, and interpretations related to these agreements. While the outcome of these matters cannot be predicted with certainty, the Company believes that, when resolved, these disputes will not have a material effect on its consolidated financial statements.
Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness, bankruptcy, insolvency or liquidation of a customer, or weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and its operating results. If the financial condition of the Company’s customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate at June 30, 2018.
Panama Canal Railway Company (“PCRC”) Guarantees and Indemnities. At June 30, 2018, the Company had issued and outstanding $5.5 million under a standby letter of credit to fulfill its obligation to fund fifty percent of the debt service reserve and liquidity reserve established by PCRC in connection with the issuance of the 7.0% Senior Secured Notes due November 1, 2026 (the “PCRC Notes”). Additionally, KCS has pledged its shares of PCRC as security for the PCRC Notes.

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
The following tables provide information by geographic area (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues	2018	2017	2018	2017
U.S.	$351.7	$344.4	$686.9	$665.6
Mexico	330.7	312.0	634.1	600.3
Total revenues	$682.4	$656.4	$1,321.0	$1,265.9

Property and equipment (including concession assets), net			June 30, 2018	December 31, 2017
U.S.			$5,351.3	$5,227.3
Mexico			3,244.4	3,176.5
Total property and equipment (including concession assets), net			$8,595.7	$8,403.8

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

15. Condensed Consolidating Financial Information
Pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered,” the Company is required to provide condensed consolidating financial information for issuers of certain of its senior notes that are guaranteed.
As of June 30, 2018, KCS, the parent, had outstanding $2,593.5 million senior notes due through 2048. The senior notes are unsecured obligations of KCS, and are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by The Kansas City Southern Railway Company (“KCSR”) and certain wholly-owned domestic subsidiaries of KCS (the “Guarantor Subsidiaries”).
As of June 30, 2018, KCSR had outstanding $2.9 million principal amount of senior notes due through 2045. The senior notes are unsecured obligations of KCSR, and are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCS and the Guarantor Subsidiaries.
The following condensed and consolidating financial information (in millions) of KCS, KCSR, the Guarantor Subsidiaries and the other KCS subsidiaries that are not guarantors (the "Non-Guarantor Subsidiaries") are being presented in order to meet the reporting requirements under Rule 3-10 of Regulation S-X. Pursuant to Rule 3-10(d) and (f) of Regulation S-X, separate financial statements for the Issuer, the Parent and the Guarantor Subsidiaries are not required to be filed with the SEC as the subsidiary debt issuer and the guarantors are directly or indirectly 100% owned by the Parent and the guarantees are full and unconditional and joint and several.

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended June 30, 2018
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$314.1	$11.5	$367.5	$(10.7)	$682.4
Operating expenses	2.3	226.9	9.7	208.4	(10.7)	436.6
Operating income (loss)	(2.3)	87.2	1.8	159.1	—	245.8
Equity in net earnings (losses) of affiliates	125.3	(0.5)	0.9	0.5	(125.2)	1.0
Interest expense	(23.1)	(17.8)	—	(7.3)	20.2	(28.0)
Debt retirement costs	—	—	—	(2.2)	—	(2.2)
Foreign exchange loss	—	—	—	(21.0)	—	(21.0)
Other income, net	20.0	0.6	—	—	(20.1)	0.5
Income before income taxes	119.9	69.5	2.7	129.1	(125.1)	196.1
Income tax expense (benefit)	(28.3)	12.6	0.9	62.2	—	47.4
Net income	148.2	56.9	1.8	66.9	(125.1)	148.7
Less: Net income attributable to noncontrolling interest	—	—	—	0.5	—	0.5
Net income attributable to Kansas City Southern and subsidiaries	148.2	56.9	1.8	66.4	(125.1)	148.2
Other comprehensive income (loss)	0.3	—	—	(1.2)	1.2	0.3
Comprehensive income attributable to Kansas City Southern and subsidiaries	$148.5	$56.9	$1.8	$65.2	$(123.9)	$148.5

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Comprehensive Income—(Continued)

	Three Months Ended June 30, 2017
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$306.5	$12.0	$347.7	$(9.8)	$656.4
Operating expenses	3.0	217.6	10.1	196.2	(9.8)	417.1
Operating income (loss)	(3.0)	88.9	1.9	151.5	—	239.3
Equity in net earnings (losses) of affiliates	134.5	(0.2)	0.6	2.5	(134.5)	2.9
Interest expense	(20.1)	(18.2)	—	(9.2)	22.5	(25.0)
Debt retirement costs	—	—	—	—	—	—
Foreign exchange gain	—	—	—	14.2	—	14.2
Other income (expense), net	22.4	(0.3)	—	—	(22.2)	(0.1)
Income before income taxes	133.8	70.2	2.5	159.0	(134.2)	231.3
Income tax expense (benefit)	(0.6)	27.2	0.9	69.1	—	96.6
Net income	134.4	43.0	1.6	89.9	(134.2)	134.7
Less: Net income attributable to noncontrolling interest	—	—	—	0.3	—	0.3
Net income attributable to Kansas City Southern and subsidiaries	134.4	43.0	1.6	89.6	(134.2)	134.4
Other comprehensive income (loss)	(1.8)	—	—	0.8	(0.8)	(1.8)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$132.6	$43.0	$1.6	$90.4	$(135.0)	$132.6

	Six Months Ended June 30, 2018
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$615.9	$20.4	$704.3	$(19.6)	$1,321.0
Operating expenses	3.5	452.7	17.9	402.0	(19.6)	856.5
Operating income (loss)	(3.5)	163.2	2.5	302.3	—	464.5
Equity in net earnings (losses) of affiliates	280.0	(0.7)	1.7	1.1	(280.1)	2.0
Interest expense	(44.4)	(35.1)	—	(14.2)	40.2	(53.5)
Debt retirement costs	—	—	—	(2.2)	—	(2.2)
Foreign exchange gain	—	—	—	6.8	—	6.8
Other income, net	39.6	0.3	—	0.5	(40.2)	0.2
Income before income taxes	271.7	127.7	4.2	294.3	(280.1)	417.8
Income tax expense (benefit)	(21.0)	25.0	1.3	118.9	—	124.2
Net income	292.7	102.7	2.9	175.4	(280.1)	293.6
Less: Net income attributable to noncontrolling interest	—	—	—	0.9	—	0.9
Net income attributable to Kansas City Southern and subsidiaries	292.7	102.7	2.9	174.5	(280.1)	292.7
Other comprehensive income	6.0	—	—	—	—	6.0
Comprehensive income attributable to Kansas City Southern and subsidiaries	$298.7	$102.7	$2.9	$174.5	$(280.1)	$298.7

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Comprehensive Income—(Continued)

	Six Months Ended June 30, 2017
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$595.7	$23.1	$666.3	$(19.2)	$1,265.9
Operating expenses	4.1	430.5	19.8	380.7	(19.2)	815.9
Operating income (loss)	(4.1)	165.2	3.3	285.6	—	450.0
Equity in net earnings (losses) of affiliates	280.6	(0.3)	1.2	6.0	(280.6)	6.9
Interest expense	(40.7)	(36.9)	—	(18.3)	46.2	(49.7)
Debt retirement costs	—	—	—	—	—	—
Foreign exchange gain	—	—	—	61.0	—	61.0
Other income, net	45.9	0.8	—	0.6	(46.3)	1.0
Income before income taxes	281.7	128.8	4.5	334.9	(280.7)	469.2
Income tax expense	0.7	49.8	1.9	135.2	—	187.6
Net income	281.0	79.0	2.6	199.7	(280.7)	281.6
Less: Net income attributable to noncontrolling interest	—	—	—	0.6	—	0.6
Net income attributable to Kansas City Southern and subsidiaries	281.0	79.0	2.6	199.1	(280.7)	281.0
Other comprehensive income (loss)	(1.0)	—	—	2.1	(2.1)	(1.0)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$280.0	$79.0	$2.6	$201.2	$(282.8)	$280.0

Condensed Consolidating Balance Sheets

	June 30, 2018
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$558.4	$205.8	$6.0	$316.8	$(559.2)	$527.8
Investments	—	3.9	2.1	39.6	—	45.6
Investments in consolidated subsidiaries	4,590.5	5.8	187.1	—	(4,783.4)	—
Property and equipment (including concession assets), net	—	4,385.7	167.8	4,047.9	(5.7)	8,595.7
Other assets	2,334.6	61.6	—	259.5	(2,561.7)	94.0
Total assets	$7,483.5	$4,662.8	$363.0	$4,663.8	$(7,910.0)	$9,263.1
Liabilities and equity:
Current liabilities	$236.4	$469.8	$86.4	$209.0	$(560.7)	$440.9
Long-term debt	2,561.2	1,616.0	—	1,044.5	(2,539.4)	2,682.3
Deferred income taxes	—	749.3	85.0	210.0	(23.5)	1,020.8
Other liabilities	8.3	70.2	0.2	44.4	(0.2)	122.9
Stockholders’ equity	4,677.6	1,757.5	191.4	2,837.3	(4,786.2)	4,677.6
Noncontrolling interest	—	—	—	318.6	—	318.6
Total liabilities and equity	$7,483.5	$4,662.8	$363.0	$4,663.8	$(7,910.0)	$9,263.1

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

Condensed Consolidating Balance Sheets—(Continued)

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

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2018
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$132.3	$164.7	$0.2	$271.7	$(143.1)	$425.8
Investing activities:
Capital expenditures	—	(116.0)	(0.1)	(151.2)	—	(267.3)
Purchase or replacement of equipment under operating leases	—	(88.3)	—	(10.6)	—	(98.9)
Property investments in MSLLC	—	—	—	(20.4)	—	(20.4)
Investments in and advances to affiliates	(5.2)	—	(5.2)	(4.3)	8.4	(6.3)
Proceeds from repayment of loans to affiliates	3,766.8	—	—	125.0	(3,891.8)	—
Loans to affiliates	(3,841.9)	—	—	(125.0)	3,966.9	—
Proceeds from disposal of property	—	3.0	—	2.7	—	5.7
Other investing activities	—	2.2	—	0.8	—	3.0
Net cash used	(80.3)	(199.1)	(5.3)	(183.0)	83.5	(384.2)
Financing activities:
Proceeds from short-term borrowings	3,955.0	—	—	—	—	3,955.0
Repayment of short-term borrowings	(4,303.1)	—	—	—	—	(4,303.1)
Proceeds from issuance of long-term debt	499.4	—	—	—	—	499.4
Repayment of long-term debt	—	(1.8)	(0.1)	(74.1)	—	(76.0)
Debt issuance and retirement costs paid	(6.2)	—	—	(1.8)	—	(8.0)
Dividends paid	(74.1)	—	—	(143.1)	143.1	(74.1)
Shares repurchased	(108.5)	—	—	—	—	(108.5)
Proceeds from loans from affiliates	125.0	3,791.9	—	50.0	(3,966.9)	—
Repayment of loans from affiliates	(125.0)	(3,766.8)	—	—	3,891.8	—
Contribution from affiliates	—	—	5.2	3.2	(8.4)	—
Other financing activities	0.7	—	—	—	—	0.7
Net cash provided (used)	(36.8)	23.3	5.1	(165.8)	59.6	(114.6)
Cash and cash equivalents:
Net increase (decrease)	15.2	(11.1)	—	(77.1)	—	(73.0)
At beginning of year	0.7	17.6	—	115.8	—	134.1
At end of period	$15.9	$6.5	$—	$38.7	$—	$61.1

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Cash Flows—(Continued)

	Six Months Ended June 30, 2017
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$11.1	$250.0	$0.1	$160.7	$(5.0)	$416.9
Investing activities:
Capital expenditures	—	(186.5)	—	(98.9)	—	(285.4)
Purchase or replacement of equipment under operating leases	—	(21.9)	—	—	—	(21.9)
Property investments in MSLLC	—	—	—	(19.7)	—	(19.7)
Investment in and advances to affiliates	(0.3)	—	(0.3)	(6.6)	0.6	(6.6)
Proceeds from repayment of loans to affiliates	5,962.8	—	—	—	(5,962.8)	—
Loans to affiliates	(5,901.5)	—	—	—	5,901.5	—
Proceeds from disposal of property	—	4.4	—	1.1	—	5.5
Other investing activities	—	(10.4)	—	1.1	—	(9.3)
Net cash provided (used)	61.0	(214.4)	(0.3)	(123.0)	(60.7)	(337.4)
Financing activities:
Proceeds from short-term borrowings	5,901.5	—	—	—	—	5,901.5
Repayment of short-term borrowings	(5,781.9)	—	—	—	—	(5,781.9)
Proceeds from issuance of long-term debt	—	—	—	—	—	—
Repayment of long-term debt	—	(1.7)	(0.1)	(10.9)	—	(12.7)
Debt issuance and retirement costs paid	—	—	—	—	—	—
Dividends paid	(70.3)	—	—	(5.0)	5.0	(70.3)
Shares repurchased	(120.4)	—	—	—	—	(120.4)
Proceeds from loans from affiliates	—	5,901.5	—	—	(5,901.5)	—
Repayment of loans from affiliates	—	(5,962.8)	—	—	5,962.8	—
Contribution from affiliates	—	—	0.3	0.3	(0.6)	—
Other financing activities	—	—	—	—	—	—
Net cash provided (used)	(71.1)	(63.0)	0.2	(15.6)	65.7	(83.8)
Cash and cash equivalents:
Net increase (decrease)	1.0	(27.4)	—	22.1	—	(4.3)
At beginning of year	0.2	32.6	—	137.8	—	170.6
At end of period	$1.2	$5.2	$—	$159.9	$—	$166.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
The Company is engaged primarily in the freight rail transportation business, operating a single coordinated rail network under one reportable business segment. The primary operating subsidiaries of the Company consist of the following: The Kansas City Southern Railway Company (“KCSR”), Kansas City Southern de México, S.A. de C.V. (“KCSM”), Meridian Speedway, LLC (“MSLLC”), and The Texas Mexican Railway Company (“TexMex”). The Company generates revenues and cash flows by providing customers with freight delivery services both within its regions and throughout North America through connections with other Class I rail carriers. KCS’s customers conduct business in a number of different industries, including chemical and petroleum, industrial and consumer products, agriculture and minerals, energy, automotive, and intermodal transportation. Appropriate eliminations and reclassifications have been recorded in preparing the consolidated financial statements.

Second Quarter Analysis
Revenues increased 4% for the three months ended June 30, 2018, as compared to the same period in 2017, due to a 3% increase in revenue per carload/unit and a 1% increase in carload/unit volumes. Revenues increased in five of the commodity groups, partially offset by a decline in Energy, driven primarily by a reduction in utility coal volume due to a Texas utility closure in January 2018. Revenue per carload/unit increased due to higher fuel surcharge and positive pricing impacts, partially offset by shorter average length of haul and the weakening of the Mexican peso against the U.S. dollar.
Operating expenses increased 5% during the three months ended June 30, 2018, as compared to the same period in 2017, primarily due to higher fuel prices, increased depreciation, and a reduction in the Mexican fuel excise tax credit, partially offset by the weakening of the Mexican peso against the U.S. dollar. Expense fluctuations resulting from the weakening Mexican peso and higher fuel prices were offset by revenue fluctuations driven by these same macroeconomic factors. Operating expenses as a percentage of revenues was 64.0% for the three months ended June 30, 2018, compared to 63.5% for the same period in 2017.
The Company reported quarterly earnings of $1.45 per diluted share on consolidated net income of $148.2 million for the three months ended June 30, 2018, compared to earnings of $1.27 per diluted share on consolidated net income of $134.4 million for the same period in 2017, due to a lower effective tax rate and share repurchases, partially offset by a foreign exchange loss due to the weakening of the Mexican peso against the U.S. dollar.

Results of Operations
The following summarizes KCS’s consolidated statement of income components (in millions):

	Three Months Ended		Change
	June 30,
	2018	2017
Revenues	$682.4	$656.4	$26.0
Operating expenses	436.6	417.1	19.5
Operating income	245.8	239.3	6.5
Equity in net earnings of affiliates	1.0	2.9	(1.9)
Interest expense	(28.0)	(25.0)	(3.0)
Debt retirement costs	(2.2)	—	(2.2)
Foreign exchange gain (loss)	(21.0)	14.2	(35.2)
Other income (expense), net	0.5	(0.1)	0.6
Income before income taxes	196.1	231.3	(35.2)
Income tax expense	47.4	96.6	(49.2)
Net income	148.7	134.7	14.0
Less: Net income attributable to noncontrolling interest	0.5	0.3	0.2
Net income attributable to Kansas City Southern and subsidiaries	$148.2	$134.4	$13.8

	Six Months Ended		Change
	June 30,
	2018	2017
Revenues	$1,321.0	$1,265.9	$55.1
Operating expenses	856.5	815.9	40.6
Operating income	464.5	450.0	14.5
Equity in net earnings of affiliates	2.0	6.9	(4.9)
Interest expense	(53.5)	(49.7)	(3.8)
Debt retirement costs	(2.2)	—	(2.2)
Foreign exchange gain	6.8	61.0	(54.2)
Other income, net	0.2	1.0	(0.8)
Income before income taxes	417.8	469.2	(51.4)
Income tax expense	124.2	187.6	(63.4)
Net income	293.6	281.6	12.0
Less: Net income attributable to noncontrolling interest	0.9	0.6	0.3
Net income attributable to Kansas City Southern and subsidiaries	$292.7	$281.0	$11.7

Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months Ended			Three Months Ended			Three Months Ended
	June 30,			June 30,			June 30,
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
Chemical and petroleum	$157.8	$138.8	14%	73.6	71.5	3%	$2,144	$1,941	10%
Industrial and consumer products	152.7	148.6	3%	85.0	82.7	3%	1,796	1,797	—
Agriculture and minerals	125.1	123.4	1%	62.6	62.3	—	1,998	1,981	1%
Energy	56.5	70.5	(20%)	57.3	69.6	(18%)	986	1,013	(3%)
Intermodal	93.7	90.6	3%	251.2	243.1	3%	373	373	—
Automotive	67.3	57.5	17%	42.5	37.9	12%	1,584	1,517	4%
Carload revenues, carloads and units	653.1	629.4	4%	572.2	567.1	1%	$1,141	$1,110	3%
Other revenue	29.3	27.0	9%
Total revenues (i)	$682.4	$656.4	4%

(i) Included in revenues:
Fuel surcharge	$63.1	$44.4

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Six Months Ended			Six Months Ended			Six Months Ended
	June 30,			June 30,			June 30,
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
Chemical and petroleum	$297.5	$265.3	12%	141.7	138.2	3%	$2,100	$1,920	9%
Industrial and consumer products	299.0	288.7	4%	167.0	163.5	2%	1,790	1,766	1%
Agriculture and minerals	238.5	239.7	(1%)	119.5	122.4	(2%)	1,996	1,958	2%
Energy	117.8	139.5	(16%)	114.8	141.3	(19%)	1,026	987	4%
Intermodal	184.6	174.1	6%	494.2	467.1	6%	374	373	—
Automotive	127.1	108.8	17%	82.3	75.5	9%	1,544	1,441	7%
Carload revenues, carloads and units	1,264.5	1,216.1	4%	1,119.5	1,108.0	1%	$1,130	$1,098	3%
Other revenue	56.5	49.8	13%
Total revenues (i)	$1,321.0	$1,265.9	4%

(i) Included in revenues:
Fuel surcharge	$114.4	$77.0
Revenues include both revenue for transportation services and fuel surcharges. For the three months ended June 30, 2018, revenues and carload/unit volumes increased 4% and 1%, respectively, compared to the same period in 2017. Revenues increased in five of the commodity groups, partially offset by a decline in Energy, driven primarily by a reduction in utility coal volume due to a Texas utility closure in January 2018. Revenue per carload/unit increased by 3% for the three months ended June 30, 2018, compared to the same period in 2017, due to higher fuel surcharge and positive pricing impacts. The increase in revenue per carload/unit was partially offset by shorter average length of haul and the weakening of the Mexican peso against the U.S. dollar, compared to the same period in 2017, for revenue transactions denominated in Mexican pesos. The average exchange rate of Mexican pesos per U.S. dollar was Ps.19.4, for the three months ended June 30, 2018, compared to Ps.18.6 for the same period in 2017, which resulted in a decrease to revenues of approximately $3.0 million.
For the six months ended June 30, 2018, revenues and carload/unit volumes increased 4% and 1%, respectively, compared to the same period in 2017, despite a decline in Energy, driven primarily by a reduction in utility coal volume due to a Texas utility closure in January 2018. Revenue per carload/unit increased by 3% for the six months ended June 30, 2018, compared to the same period in 2017, due to higher fuel surcharge, positive pricing impacts, and strengthening of the Mexican peso against the U.S. dollar for revenue transactions denominated in Mexican pesos, partially offset by mix and shorter average length of haul. The average exchange rate of Mexican pesos per U.S. dollar was Ps.19.1 for the six months ended June 30, 2018, compared to Ps.19.5 for the same period in 2017, which resulted in an increase to revenues of approximately $6.0 million.

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
For the three and six months ended June 30, 2018, fuel surcharge revenue increased $18.7 million and $37.4 million, respectively, compared to the same periods in 2017, primarily due to higher fuel prices and increased fuel surcharge rates. Additionally for the six months ended June 30, 2018, fuel surcharge revenue increased due to separating the fuel surcharge for certain customers from the line-haul rate.
The following discussion provides an analysis of revenues by commodity group:

Revenues by commodity group for the three months ended June 30, 2018
Chemical and petroleum. Revenues increased $19.0 million for the three months ended June 30, 2018, compared to the same period in 2017, due to a 10% increase in revenue per carload/unit and a 3% increase in carload/unit volumes. Revenues increased $32.2 million for the six months ended June 30, 2018, compared to the same period in 2017, due to a 9% increase in revenue per carload/unit and a 3% increase in carload/unit volumes. Revenue per carload/unit increased due to longer average length of haul, higher fuel surcharge, and positive pricing impacts. Volumes increased primarily due to refined fuel product and plastics shipments to Mexico.

Industrial and consumer products. Revenues increased $4.1 million for the three months ended June 30, 2018, compared to the same period in 2017, due to a 3% increase in carload/unit volumes. Volumes increased in pulp and paper and appliances due to market demand and tight truck capacity. Revenues increased $10.3 million for the six months ended June 30, 2018, compared to the same period in 2017, due to a 2% increase in carload/unit volumes and a 1% increase in revenue per carload/unit. Volumes increased in cement driven by strong construction demand, and lumber/plywood and appliances increased due to market demand and tight truck capacity. Revenue per carload/unit increased due to higher fuel surcharge, mix, and positive pricing impacts, partially offset by shorter average length of haul.

Revenues by commodity group for the three months ended June 30, 2018
Agriculture and minerals. Revenues increased $1.7 million for the three months ended June 30, 2018, compared to the same period in 2017, due to a 1% increase in revenue per carload/unit. Revenue per carload/unit increased due to higher fuel surcharge, longer average length of haul, and positive pricing impacts. Revenues decreased $1.2 million for the six months ended June 30, 2018, compared to the same period in 2017, due to a 2% decrease in carload/unit volumes, partially offset by a 2% increase in revenue per carload/unit. Volume decreases were driven by food products and grain due to U.S. network congestion during the first quarter 2018, shift in sourcing trends, facility outage, and market demand. Revenue per carload/unit increased due to higher fuel surcharge and longer average length of haul.

Energy. Revenues decreased $14.0 million for the three months ended June 30, 2018, compared to the same period in 2017, due to an 18% decrease in carload/unit volumes and a 3% decrease in revenue per carload/unit. Revenues decreased $21.7 million for the six months ended June 30, 2018, compared to the same period in 2017, due to a 19% decrease in carload/unit volumes, partially offset by a 4% increase in revenue per carload/unit. Utility coal volumes decreased due to a Texas utility closure in January 2018 and lower natural gas prices. Frac sand volumes decreased due to a change in sourcing location. These decreases were partially offset by increased crude oil volumes due to tight pipeline capacity and demand for Canadian crude. For the three months ended June 30, 2018, revenue per carload/unit decreased due to shorter average length of haul, partially offset by higher fuel surcharge and positive pricing impacts. For the six months ended June 30, 2018, revenue per carload/unit increased due to higher fuel surcharge and positive pricing impacts, partially offset by a shorter average length of haul.

Intermodal. Revenues increased $3.1 million for the three months ended June 30, 2018, compared to the same period in 2017, due to a 3% increase in carload/unit volumes. Revenues increased $10.5 million for the six months ended June 30, 2018, compared to the same period in 2017, due to a 6% increase in carload/unit volumes. The volume increase was attributable to growth in the U.S domestic and cross-border lanes, which was aided by tight truck capacity. This was partially offset by lower international volumes as a result of lost business to truck competition due to the weakness of the Mexican peso against the U.S. dollar.
Automotive. Revenues increased $9.8 million for the three months ended June 30, 2018, compared to the same period in 2017, due to a 12% increase in carload/unit volumes and a 4% increase in revenue per carload/unit. Revenues increased $18.3 million for the six months ended June 30, 2018, compared to the same period in 2017, due to a 9% increase in carload/unit volumes and a 7% increase in revenue per carload/unit. Volumes increased due to higher carryover inventory, increase in plant production, and an increase in Lazaro Cardenas import volumes. For the three months ended June 30, 2018, revenue per carload/unit increased due to higher fuel surcharge, positive pricing impacts, and mix, partially offset by shorter average length of haul and the weakening of the Mexican peso against the U.S. dollar. For the six months ended June 30, 2018, revenue per carload/unit increased due to higher fuel surcharge, mix, positive pricing impacts, and the strengthening of the Mexican peso against the U.S. dollar, partially offset by shorter average length of haul.

Operating Expenses
Operating expenses, as shown below (in millions), increased $19.5 million for the three months ended June 30, 2018, compared to the same period in 2017, primarily due to higher fuel prices, increases in depreciation, and a reduction in Mexican fuel excise tax credit. The weakening of the Mexican peso against the U.S. dollar during the three months ended June 30, 2018, resulted in reduced expense of approximately $5.0 million, compared to the same period in 2017, for expense transactions denominated in Mexican pesos. The average exchange rate of Mexican pesos per U.S. dollar was Ps.19.4 for the three months ended June 30, 2018, compared to Ps.18.6 for the same period in 2017.
Operating expenses, as shown below (in millions), increased $40.6 million for the six months ended June 30, 2018, compared to the same period in 2017, primarily due to higher fuel prices, increases in depreciation, and a reduction in Mexican fuel excise tax credit. The strengthening of the Mexican peso against the U.S. dollar during the six months ended June 30, 2018, resulted in increased expense of approximately $3.0 million, compared to the same period in 2017, for expense transactions denominated in Mexican pesos. The average exchange rate of Mexican pesos per U.S. dollar was Ps.19.1 for the six months ended June 30, 2018, compared to Ps.19.5 for the same period in 2017.

	Three Months Ended
	June 30,		Change
	2018	2017	Dollars	Percent
Compensation and benefits	$122.3	$125.2	$(2.9)	(2%)
Purchased services	49.5	51.4	(1.9)	(4%)
Fuel	85.5	78.9	6.6	8%
Mexican fuel excise tax credit	(8.0)	(12.8)	4.8	(38%)
Equipment costs	30.7	31.2	(0.5)	(2%)
Depreciation and amortization	86.3	80.4	5.9	7%
Materials and other	70.3	62.8	7.5	12%
Total operating expenses	$436.6	$417.1	$19.5	5%

	Six Months Ended
	June 30,		Change
	2018	2017	Dollars	Percent
Compensation and benefits	$243.9	$242.6	$1.3	1%
Purchased services	96.6	100.2	(3.6)	(4%)
Fuel	166.8	154.3	12.5	8%
Mexican fuel excise tax credit	(17.2)	(24.5)	7.3	(30%)
Equipment costs	62.9	62.4	0.5	1%
Depreciation and amortization	169.6	159.7	9.9	6%
Materials and other	133.9	121.2	12.7	10%
Total operating expenses	$856.5	$815.9	$40.6	5%
Compensation and benefits. Compensation and benefits decreased $2.9 million for the three months ended June 30, 2018, compared to the same period in 2017, due to a decrease in incentive compensation of approximately $4.0 million, reduced benefits of approximately $2.0 million, and the weakening of the Mexican peso of approximately $2.0 million, partially offset by increased headcount and wages of approximately $5.0 million. Compensation and benefits increased $1.3 million for the six months ended June 30, 2018, compared to the same period in 2017, due to increases in headcount and wages of approximately $10.0 million, partially offset by a decrease in incentive compensation of approximately $3.0 million, reduced benefits of approximately $3.0 million, and a decrease in labor claims of approximately $2.0 million.
Purchased services. Purchased services expense decreased $1.9 million and $3.6 million for the three and six months ended June 30, 2018, compared to the same periods in 2017, due to mechanical in-sourcing starting in the fourth quarter of 2017, partially offset by increases in computer software and programming expenses.

Fuel. Fuel increased $6.6 million for the three months ended June 30, 2018, compared to the same period in 2017, due to higher diesel fuel prices of approximately $9.0 million and $3.0 million in the U.S. and Mexico, respectively, partially offset by the weakening of the Mexican peso of approximately $2.0 million, lower consumption of approximately $2.0 million and efficiency improvements of approximately $1.0 million. Fuel increased $12.5 million for the six months ended June 30, 2018, compared to the same period in 2017, due to higher diesel fuel prices of approximately $14.0 million and $3.0 million in the U.S. and Mexico, respectively, and the strengthening of the Mexican peso of approximately $2.0 million, partially offset by lower consumption of approximately $5.0 million and efficiency improvements of approximately $1.0 million. The average price per gallon was $2.55 and $2.50 for the three and six months ended June 30, 2018, compared to $2.22 and $2.21 for the same periods in 2017.
Mexican fuel excise tax credit. For the three and six months ended June 30, 2018, the Company recognized an $8.0 million and $17.2 million benefit, respectively, compared to a $12.8 million and $24.5 million benefit for the same periods in 2017. The reduced benefit was due to a lower excise tax rate in effect for 2018, as compared to 2017.
Equipment costs. Equipment costs remained flat for the three and six months ended June 30, 2018, compared to the same periods in 2017.
Depreciation and amortization. Depreciation and amortization expense increased $5.9 million and $9.9 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, due to a larger asset base, including positive train control equipment.
Materials and other. Materials and other expense increased $7.5 million and $12.7 million for the three and six months ended June 30, 2018, compared to the same periods in 2017, primarily due to an increase in personal injury expense of approximately $2.0 million recognized in 2018, compared to an approximate $2.0 million reduction in personal injury expense recognized in 2017, as a result of changes in estimates.  Additional increases were due to higher derailment and casualty expense and mechanical in-sourcing, which resulted in additional materials purchased.  For the three and six months ended June 30, 2018, derailment and casualty expense increased approximately $2.0 million and $3.0 million, respectively; and mechanical in-sourcing increased approximately $1.0 million and $2.0 million, respectively.  Furthermore, for the six months ended, the increase was due to a one-time parts credit of approximately $2.0 million received during the first quarter of 2017, and the strengthening of the Mexican peso of approximately $1.0 million.

Non-Operating Income and Expenses
Equity in net earnings of affiliates. Equity in net earnings from affiliates decreased $1.9 million and $4.9 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, as a result of lower equity in net earnings from the operations of Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”) and Panama Canal Railway Company (“PCRC”), due to a decrease in volumes.
Interest expense. For the three and six months ended June 30, 2018, interest expense increased $3.0 million and $3.8 million, respectively, compared to the same periods in 2017, due to higher average debt balances and interest rates. During the three and six months ended June 30, 2018, the average debt balances (including commercial paper) were $2,743.8 million and $2,681.0 million, respectively, compared to $2,595.5 million and $2,570.8 million for the same periods in 2017. Average interest rates during the three and six months ended June 30, 2018 were 4.1% and 4.0%, respectively, compared to 3.9% for the same periods in 2017.
Debt retirement costs. Debt retirement costs were $2.2 million for the three and six months ended June 30, 2018, respectively, related to the call premiums and write-off of unamortized debt issuance costs and original issue discounts associated with the Company’s various debt redemption activities in the second quarter of 2018. The Company did not incur debt retirement costs during 2017.
Foreign exchange gain (loss). For the three and six months ended June 30, 2018, foreign exchange loss was $21.0 million, and a gain of $6.8 million, respectively, compared to a foreign exchange gain of $14.2 million and $61.0 million for the same periods in 2017. Foreign exchange gain (loss) includes the re-measurement and settlement of net monetary assets denominated in Mexican pesos and the gain (loss) on foreign currency derivative contracts.
For the three and six months ended June 30, 2018, the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos resulted in a foreign exchange loss of $8.6 million and a gain of $2.7 million, respectively, compared to a gain of $5.9 million and $18.8 million for the same periods in 2017.
The Company enters into foreign currency derivative contracts to hedge its net exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar. For the three and six months ended June 30, 2018, the Company incurred a foreign exchange loss on foreign currency derivative contracts of $12.4 million and a gain of $4.1 million, respectively, compared to gains of $8.3 million and $42.2 million, for the same periods in 2017.
Other income (expense), net. Other income (expense), net remained flat for the three and six months ended June 30, 2018, compared to the same periods in 2017.
Income tax expense. Income tax expense decreased $49.2 million and $63.4 million for the three and six months ended June 30, 2018, compared to the same periods in 2017, due to a lower effective tax rate and lower pre-tax income as a result of fluctuations in the foreign exchange rate. The decrease in the effective tax rate was primarily due to the reduced U.S. corporate income tax rate from a maximum of 35% to a 21% rate provided in the Tax Cuts and Jobs Act (the “Tax Reform Act”) enacted on December 22, 2017, and effective January 1, 2018, and fluctuations in the foreign exchange rate (see tax rate reconciliation table below). The Company also recognized a $4.3 million tax benefit during the three months ended June 30, 2018 related to a notice issued by the Internal Revenue Service on April 2, 2018 which provided guidance on how to determine, report and pay the repatriation tax on deemed repatriated earnings of foreign subsidiaries provided in the Tax Reform Act and included in the consolidated financial statements for the year ended December 31, 2017.
The decrease in the effective tax rate was partially offset by the impact of the global intangible low-taxed income (“GILTI”) provisions included in the Tax Reform Act. The Company elected to account for GILTI tax in the period in which it is incurred. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. While it appears the GILTI tax impact is partially, if not entirely, unintended for U.S. companies with subsidiaries operating in foreign countries with a tax rate of at least 13.125%, the tax law as currently enacted will result in an estimated incremental U.S. tax of $17.5 million for the 2018 tax year.
The incremental U.S. tax expense resulting from the GILTI income inclusion is caused by two aspects of U.S. foreign tax credit limitation provisions. First, required allocations of interest expense to the GILTI income effectively renders the expense non-deductible when the GILTI income is taxed outside the U.S. at a rate higher than 13.125%. Secondly, U.S. income tax return income inclusion of the foreign taxes paid on the GILTI income is subject to U.S. tax without any associated foreign tax credit, resulting in incremental U.S. income tax. While the Company believes these implications were, at least in part, unintended by the Tax Reform Act and may be addressed in future guidance to avoid one or both of these consequences, the Company’s effective tax rate includes the estimated incremental GILTI tax expense applying the tax law as currently enacted.
The components of the effective tax rates for the three and six months ended June 30, 2018, compared to the same periods in 2017, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Statutory rate in effect	21.0%	35.0%	21.0%	35.0%
Tax effect of:
Difference between U.S. and foreign tax rate	5.5%	(3.1%)	5.7%	(3.2%)
Global intangible low-taxed income (“GILTI”) tax	0.9%	—	2.0%	—
State and local income tax provision, net	1.2%	1.1%	1.2%	1.0%
Foreign exchange (i)	(1.2%)	7.2%	1.6%	5.7%
Tax Cuts and Jobs Act - Adjustments to 2017 provisional income tax benefit	(2.2%)	—	(1.0%)	—
Other, net	(1.0%)	1.6%	(0.8%)	1.5%
Effective tax rate	24.2%	41.8%	29.7%	40.0%

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
The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to debt and equity capital markets, and other available financing resources will be sufficient to fund anticipated operating expenses, capital expenditures, debt service costs, dividends, share repurchases, and other commitments in the foreseeable future. The Company’s current financing instruments contain restrictive covenants which limit or preclude certain actions; however, the covenants are structured such that the Company expects to have sufficient flexibility to conduct its operations. The Company was in compliance with all of its debt covenants as of June 30, 2018.
Though KCS’s cash flows from operations are expected to be sufficient to fund operations, capital expenditures, debt service and dividends, the Company may, from time to time, incur debt to refinance existing indebtedness, purchase equipment under operating leases, repurchase shares, or fund equipment additions or new investments.
During the six months ended June 30, 2018, the Company invested $251.3 million in capital expenditures. See the Capital Expenditures section for further details.
During the second quarter of 2018, the Company repurchased 503,344 shares of common stock for $54.5 million at an average price of $108.35 per share under the $800.0 million share repurchase program announced in August 2017. During the six months ended June 30, 2018, KCS repurchased 1,003,377 shares of common stock for $108.5 million at an average price of $108.17 per share. Since inception of this program, KCS has repurchased 3,422,846 shares of common stock for $363.7 million at an average price of $106.27 per share. Management’s assessment of market conditions, available liquidity and other factors will determine the timing and volume of any future repurchases. Refer to Note 12, Equity for additional detail on the Company’s share repurchase program.
During the first and second quarters of 2018, the Company’s Board of Directors declared quarterly cash dividends on its common stock of $0.36 per share (total of $73.7 million). Subject to the discretion of the Board of Directors, capital availability and a determination that cash dividends continue to be in the best interest of its stockholders, the Company intends to pay a quarterly dividend on an ongoing basis.
On May 3, 2018, KCS issued $500.0 million principal amount of senior unsecured notes, which bear interest semiannually at a fixed annual rate of 4.700% (the “4.700% Senior Notes”). The net proceeds from the offering were used to repay the outstanding commercial paper issued by KCS, repay a locomotive lease and certain equipment loans, and for general corporate purposes.
On May 3, 2018, KCSM repurchased $5.3 million of the remaining $10.9 million aggregate principal amount of its 3.0% senior unsecured notes due May 15, 2023, at a discounted price equal to 95.91% of the principal amount.
During May 2018, the Company paid the remaining $23.0 million and $19.1 million principal amounts under its locomotive financing agreements with Export Development Canada and DVB Bank AG, respectively, using a portion of the proceeds from the issuance of the 4.700% Senior Notes.
For additional discussion of the agreements representing the indebtedness of KCS, see Note 10, Short-Term Borrowings and Note 11, Long-Term Debt in the “Notes to the Consolidated Financial Statements” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
On June 30, 2018, total available liquidity (the cash balance plus revolving credit facility availability) was $861.1 million, compared to availability at December 31, 2017, of $588.9 million. This increase was primarily due to the issuance of the 4.700% Senior Notes, a portion of which were used to pay down KCS’s outstanding commercial paper in the second quarter of 2018.
As of June 30, 2018, the total cash and cash equivalents held outside of the U.S. in foreign subsidiaries was $35.8 million. The Company expects that this cash will be available to fund operations without incurring significant additional income taxes.
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

Cash Flow Information
Summary cash flow data follows (in millions):

	Six Months Ended
	June 30,
	2018	2017
Cash flows provided by (used for):
Operating activities	$425.8	$416.9
Investing activities	(384.2)	(337.4)
Financing activities	(114.6)	(83.8)
Net decrease in cash and cash equivalents	(73.0)	(4.3)
Cash and cash equivalents beginning of year	134.1	170.6
Cash and cash equivalents end of period	$61.1	$166.3
Cash flows from operating activities increased $8.9 million for the six months ended June 30, 2018, compared to the same period in 2017, primarily due to an increase in net income.
Net cash used for investing activities increased $46.8 million for the six months ended June 30, 2018, compared to the same period in 2017, due to a $77.0 million increase in the purchase or replacement of equipment under existing operating leases, partially offset by a decrease in capital expenditures of $18.1 million and an increase in cash inflows from other investing activities of $12.3 million. Additional information regarding capital expenditures is provided below.
Net cash used for financing activities increased $30.8 million for the six months ended June 30, 2018, compared to the same period in 2017, primarily due to an increase in net repayment of short term borrowings of $467.7 million and an increase in repayment of long-term debt of $63.3 million, partially offset by an increase in proceeds from long-term debt of $499.4 million.

Capital Expenditures
KCS has funded, and expects to continue to fund capital expenditures with operating cash flows and short and long-term debt.
The following table summarizes capital expenditures by type (in millions):

	Six Months Ended
	June 30,
	2018	2017
Roadway capital program	$126.1	$127.4
Locomotives and freight cars	59.7	25.0
Capacity	24.5	51.9
Positive train control	14.9	27.1
Information technology	14.0	16.3
Other	12.1	5.6
Total capital expenditures (accrual basis)	251.3	253.3
Change in capital accruals	16.0	32.1
Total cash capital expenditures	$267.3	$285.4

Purchase or replacement of equipment under operating leases
Locomotives	$50.6	$—
Freight cars	49.9	38.8
Total purchase or replacement of equipment under operating leases (accrual basis)	100.5	38.8
Change in capital accruals	(1.6)	(16.9)
Total cash purchase or replacement of equipment under operating leases	$98.9	$21.9
Generally, the Company’s capital program consists of capital replacement and equipment. For 2018, internally generated cash flows are expected to fund cash capital expenditures, which are currently estimated to be between $530.0 million and $550.0 million. In addition, the Company periodically reviews its equipment under operating leases. Any purchase or replacement of equipment under operating leases during 2018 is expected to be funded with internally generated cash flows and/or debt. The locomotive operating lease buyout shown in the table above was completed using a portion of the proceeds from the issuance of the 4.700% Senior Notes.

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
NAFTA. NAFTA is currently being renegotiated and negotiations are expected to continue into the future; however, if significant progress is not made, resolution could be delayed until late 2018 or into 2019. KCS believes North American trade will continue due to its economic importance and the economic realities that already exist in the North American marketplace.
U.S. Tariff Imposition on Imports. The administration of U.S. President Donald J. Trump has implemented new U.S. tariffs, that could impact the level of trade between the U.S and Mexico and global commerce. U.S. trading partners have responded by announcing retaliatory tariffs on some U.S. exports. At this time, the Company cannot determine the impacts these tariffs will have on the Company’s consolidated financial statements.

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
In the fourth quarter of 2017, the NCCC, as representatives of KCSR, reached an agreement with Collective Bargaining Group (“CBG”), a coalition comprised of multiple unions that represent approximately 70% of KCSR’s unionized workforce. The agreement was ratified and concludes this round of bargaining for those unions, and the revised agreement will be in effect through December 2019. In December 2017, the NCCC reached a tentative agreement with the Coalition of Rail Unions (“CRU”), a coalition comprised of four unions that represent approximately 20% of KCSR’s unionized workforce. The terms of this tentative agreement are substantially identical to the agreement with the CBG. Two unions in the CRU ratified this agreement, which concludes this round of bargaining for those unions. Two of the unions in the CRU did not ratify the tentative agreement, and the NCCC currently is in the process of resolving all outstanding issues through binding arbitration with each union. In May 2018, the NCCC received an award in the arbitration proceeding with the final union coalition (BMWE/Smart Mechanical), which implements terms that are substantially identical to the agreement with CBG. The Company does not believe the remaining expected settlements will have a material impact on the consolidated financial statements.
KCSM Servicios, S.A. de C.V. (“KCSM Servicios”), a wholly owned subsidiary of KCS, provides employee services to KCSM, and KCSM pays KCSM Servicios market-based rates for these services. KCSM Servicios union employees are covered by one labor agreement, which was signed on April 16, 2012, between KCSM Servicios and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (“Mexican Railroad Union”), for an indefinite period of time, for the purpose of regulating the relationship between the parties. Approximately 80% of KCSM Servicios employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other benefits are subject to negotiation every two years. For the period covering July 1, 2018 to June 30, 2019, the negotiations between KCSM Servicios and the Mexican Railroad Union will include compensation terms. The anticipated resolution of this negotiation is not expected to have a material impact to the consolidated financial statements.
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
(b) Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
For information related to the Company’s legal proceedings, see Note 13, Commitments and Contingencies, under Part I, Item 1 of this quarterly report on Form 10-Q.

Item 1A.	Risk Factors
There were no material changes during the quarter to the Risk Factors disclosed in Item 1A - “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table presents common stock repurchases during each month for the second quarter of 2018:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be purchased under the Plans or Programs (1)
April 1-30, 2018	87,500	$108.30	87,500	$481,325,377
May 1-31, 2018	341,680	$108.69	341,680	$444,188,025
June 1-30, 2018	74,164	$106.82	74,164	$436,265,876
Total	503,344		503,344

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

4.1
Base Indenture, dated December 9, 2015, among the Company, the Note Guarantors and the Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on December 15, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.1.

4.2
Eighth Supplemental Indenture, dated May 3, 2018, among the Company, the Note Guarantors and the Trustee, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on May 4, 2018 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.2.

4.3
Form of Note representing 4.700% Senior Notes due 2048 (included in Exhibit 4.2), filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on May 4, 2018 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.3.

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

101
The following unaudited financial information from Kansas City Southern’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017, (iii) Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (v) the Notes to Consolidated Financial Statements.

* Filed with this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on July 20, 2018.

Kansas City Southern

/s/ MICHAEL W. UPCHURCH
Michael W. Upchurch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ SUZANNE M. GRAFTON
Suzanne M. Grafton
Vice President and Chief Accounting Officer
(Principal Accounting Officer)