Form 10-Q
period 2018-09-30
KANSAS CITY SOUTHERN
filed 2018-10-19
CIK 54480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	October 12, 2018
Common Stock, $0.01 per share par value	101,697,441 Shares

Kansas City Southern and Subsidiaries
Form 10-Q
September 30, 2018

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Kansas City Southern and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In millions, except share and per share amounts) (Unaudited)
Revenues	$699.0	$656.6	$2,020.0	$1,922.5
Operating expenses:
Compensation and benefits	123.5	129.0	367.4	371.6
Purchased services	52.6	46.3	149.2	146.5
Fuel	90.2	80.1	257.0	234.4
Mexican fuel excise tax credit	(9.4)	(11.1)	(26.6)	(35.6)
Equipment costs	33.0	30.9	95.9	93.3
Depreciation and amortization	87.5	81.9	257.1	241.6
Materials and other	65.6	65.7	199.5	186.9
Gain on insurance recoveries related to hurricane damage	(9.4)	—	(9.4)	—
Total operating expenses	433.6	422.8	1,290.1	1,238.7
Operating income	265.4	233.8	729.9	683.8
Equity in net earnings (losses) of affiliates	(0.2)	2.8	1.8	9.7
Interest expense	(28.3)	(25.2)	(81.8)	(74.9)
Debt retirement costs	—	—	(2.2)	—
Foreign exchange gain	9.5	0.8	16.3	61.8
Other income (expense), net	0.6	(0.3)	0.8	0.7
Income before income taxes	247.0	211.9	664.8	681.1
Income tax expense	73.0	82.0	197.2	269.6
Net income	174.0	129.9	467.6	411.5
Less: Net income attributable to noncontrolling interest	0.4	0.6	1.3	1.2
Net income attributable to Kansas City Southern and subsidiaries	173.6	129.3	466.3	410.3
Preferred stock dividends	0.1	0.1	0.2	0.2
Net income available to common stockholders	$173.5	$129.2	$466.1	$410.1

Earnings per share:
Basic earnings per share	$1.71	$1.24	$4.56	$3.89
Diluted earnings per share	$1.70	$1.23	$4.55	$3.88

Average shares outstanding (in thousands):
Basic	101,658	104,324	102,106	105,297
Potentially dilutive common shares	452	354	418	285
Diluted	102,110	104,678	102,524	105,582
See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In millions) (Unaudited)
Net income	$174.0	$129.9	$467.6	$411.5
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate derivative instruments during the period, net of tax of $1.1 million, $(0.3) million, $3.2 million and $(1.8) million, respectively	3.5	(0.5)	9.5	(2.8)
Foreign currency translation adjustments, net of tax of $(0.1) million and $0.7 million, respectively, for 2017	0.7	(0.2)	0.7	1.1
Other comprehensive income (loss)	4.2	(0.7)	10.2	(1.7)
Comprehensive income	178.2	129.2	477.8	409.8
Less: Comprehensive income attributable to noncontrolling interest	0.4	0.6	1.3	1.2
Comprehensive income attributable to Kansas City Southern and subsidiaries	$177.8	$128.6	$476.5	$408.6
See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(In millions, except share and per share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$107.1	$134.1
Accounts receivable, net	272.0	237.8
Materials and supplies	155.2	150.8
Other current assets	81.6	157.4
Total current assets	615.9	680.1
Investments	46.5	44.6
Property and equipment (including concession assets), net	8,644.5	8,403.8
Other assets	102.2	70.2
Total assets	$9,409.1	$9,198.7
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$10.5	$38.8
Short-term borrowings	—	345.1
Accounts payable and accrued liabilities	455.4	587.8
Total current liabilities	465.9	971.7
Long-term debt	2,680.7	2,235.5
Deferred income taxes	1,069.2	987.2
Other noncurrent liabilities and deferred credits	102.5	138.9
Total liabilities	4,318.3	4,333.3
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued; 232,945 and 242,170 shares outstanding at September 30, 2018 and December 31, 2017, respectively	5.9	6.1
$.01 par, common stock, 400,000,000 shares authorized; 123,352,185 shares issued; 101,697,129 and 103,036,805 shares outstanding at September 30, 2018 and December 31, 2017, respectively	1.0	1.0
Additional paid-in capital	949.9	943.3
Retained earnings	3,818.4	3,611.4
Accumulated other comprehensive loss	(3.4)	(12.9)
Total stockholders’ equity	4,771.8	4,548.9
Noncontrolling interest	319.0	316.5
Total equity	5,090.8	4,865.4
Total liabilities and equity	$9,409.1	$9,198.7
See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2018	2017
	(In millions) (Unaudited)
Operating activities:
Net income	$467.6	$411.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	257.1	241.6
Deferred income taxes	78.8	146.6
Equity in net earnings of affiliates	(1.8)	(9.7)
Share-based compensation	16.0	14.6
Distributions from affiliates	2.5	5.0
Settlement of foreign currency derivative instruments	13.8	(14.4)
Gain on foreign currency derivative instruments	(10.3)	(45.5)
Mexican fuel excise tax credit	(26.6)	(35.6)
Gain on insurance recoveries related to hurricane damage	(9.4)	—
Deemed mandatory repatriation tax	(18.7)	—
Changes in working capital items:
Accounts receivable	(39.2)	(46.8)
Materials and supplies	1.3	1.1
Other current assets	2.2	(24.4)
Accounts payable and accrued liabilities	(22.5)	109.0
Other, net	(5.0)	(19.3)
Net cash provided by operating activities	705.8	733.7

Investing activities:
Capital expenditures	(396.8)	(446.9)
Purchase or replacement of equipment under operating leases	(98.9)	(42.6)
Property investments in MSLLC	(24.0)	(23.7)
Investments in and advances to affiliates	(10.3)	(20.3)
Proceeds from disposal of property	7.2	6.6
Other, net	(2.2)	(15.1)
Net cash used for investing activities	(525.0)	(542.0)

Financing activities:
Proceeds from short-term borrowings	4,158.0	9,772.2
Repayment of short-term borrowings	(4,506.1)	(9,600.9)
Proceeds from issuance of long-term debt	499.4	—
Repayment of long-term debt	(78.7)	(20.2)
Dividends paid	(110.9)	(105.1)
Shares repurchased	(163.3)	(320.4)
Debt issuance and retirement costs paid	(8.0)	—
Proceeds from employee stock plans	1.8	0.5
Net cash used for financing activities	(207.8)	(273.9)
Cash and cash equivalents:
Net decrease during each period	(27.0)	(82.2)
At beginning of year	134.1	170.6
At end of period	$107.1	$88.4
See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements
For purposes of this report, “KCS” or the “Company” may refer to Kansas City Southern or, as the context requires, to one or more subsidiaries of Kansas City Southern.

1. Basis of Presentation
In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring adjustments) necessary to reflect a fair statement of the results for interim periods in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three and nine months ended September 30, 2018, are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.
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

2. New Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize for all leases a right-to-use asset and a lease obligation in the consolidated balance sheet. Expenses are recognized in the consolidated statement of income in a manner similar to current accounting guidance. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. Lessor accounting under the new standard is substantially unchanged. Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required. The new standard will become effective for the Company beginning with the first quarter 2019. The Company plans to adopt the accounting standard using a prospective transition approach, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented. The Company continues to assess the contractual arrangements that may qualify as a lease under the new standard and is implementing a lease accounting system. At December 31, 2017, KCS disclosed approximately $282 million of undiscounted operating leases in the leases and debt maturities table within Note 11, Long-Term Debt in the Company’s most recent Form 10-K and will evaluate those contracts as well as other existing arrangements to determine if they qualify for lease accounting under the new standard. The Company is continuing to evaluate the impacts the adoption of this accounting guidance will have on the consolidated financial statements.

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
The transaction price is generally in the form of a fixed fee determined at the inception of the transportation contract or the inception of the bill of lading. Certain customer agreements have variable consideration that are based on milestone achievements in the form of rebates, discounts or incentives. The Company makes judgments to determine whether the variable consideration is p

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

robable of occurring and should be included in the estimated transaction price at the beginning of the period to apply a more consistent rate throughout the year based on an analysis of historical experience with the customer, forecasted shipments, and other economic indicators. The Company adjusts the estimate on a quarterly basis.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018 (ASC 606)	2017 (ASC 605)	2018 (ASC 606)	2017 (ASC 605)
Chemical & Petroleum
Chemicals	$60.9	$57.0	$179.0	$167.6
Petroleum	64.5	47.6	171.3	137.2
Plastics	35.2	32.3	107.8	97.4
Total	160.6	136.9	458.1	402.2

Industrial & Consumer Products
Forest Products	68.7	64.3	203.2	190.0
Metals & Scrap	50.1	58.9	157.9	170.5
Other	33.7	29.3	90.4	80.7
Total	152.5	152.5	451.5	441.2

Agriculture & Minerals
Grain	68.5	68.6	209.1	207.9
Food Products	34.9	34.7	107.4	111.1
Ores & Minerals	5.4	5.8	16.1	14.9
Stone, Clay & Glass	7.4	6.9	22.1	21.8
Total	116.2	116.0	354.7	355.7

Energy
Utility Coal	35.4	46.0	88.6	127.8
Coal & Petroleum Coke	11.9	9.4	33.3	30.7
Frac Sand	8.8	13.8	30.4	38.5
Crude Oil	17.1	5.3	38.7	17.0
Total	73.2	74.5	191.0	214.0

Intermodal	100.0	92.3	284.6	266.4

Automotive	66.2	61.4	193.3	170.2

Total Freight Revenues	668.7	633.6	1,933.2	1,849.7

Other Revenue	30.3	23.0	86.8	72.8

Total Revenues	$699.0	$656.6	$2,020.0	$1,922.5
Major customers
No individual customer makes up greater than 10% of total consolidated revenues.
Contract Balances
The amount of revenue recognized in the third quarter of 2018 from performance obligations partially satisfied in previous periods was $25.8 million. The performance obligations that were unsatisfied or partially satisfied as of September 30, 2018, were $30.1 million, which represents in-transit shipments that are fully satisfied the following month.

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

A receivable is any unconditional right to consideration, and is recognized as shipments have been completed and the relating performance obligation has been fully satisfied. At September 30, 2018, and December 31, 2017, the accounts receivable, net balance was $272.0 million and $237.8 million, respectively. Contract assets represent a conditional right to consideration in exchange for goods or services. The Company did not have any contract assets at September 30, 2018, and December 31, 2017.
Contract liabilities represent advance consideration received from customers, and are recognized as revenue over time as the relating performance obligation is satisfied. The amount of revenue recognized in the third quarter of 2018 that was included in the opening contract liability balance was $9.3 million. The Company has recognized contract liabilities within the accounts payable and accrued liabilities financial statement caption on the balance sheet. These are considered current liabilities as they will be settled in less than 12 months.
The following tables summarize the changes in contract liabilities (in millions):

Contract liabilities	Three Months Ended September 30,		Nine Months Ended September 30,
	2018 (ASC 606)	2017 (ASC 605)	2018 (ASC 606)	2017 (ASC 605)
Beginning balance	$16.6	$5.9	$26.8	$13.7
Revenue recognized that was included in the contract liability balance at the beginning of the period	(9.3)	(4.6)	(23.7)	(13.7)
Increases due to cash received, excluding amounts recognized as revenue during the period	0.9	2.2	5.1	3.5
Ending balance	$8.2	$3.5	$8.2	$3.5

4. Hurricane Harvey
In late August 2017, Hurricane Harvey made landfall on the Texas coast and caused flood damage to the Company’s track infrastructure and significantly disrupted the Company’s rail service. The Company filed a claim in the fourth quarter of 2017 under its insurance program for property damage, incremental expenses, and lost profits caused by Hurricane Harvey. In the third quarter of 2017, the Company recognized a receivable for probable insurance recovery offsetting the impact of incremental expenses recognized in the quarter. During the third quarter of 2018, the Company partially settled its insurance claim for $27.0 million. As a result of this nonrefundable partial settlement, the Company recognized a gain on insurance recoveries of $9.4 million, net of the self-insured retention and insurance receivable. The Company received the nonrefundable cash proceeds from this partial settlement in October 2018.

5. Income Taxes
Tax Cuts and Jobs Act. On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Tax Reform Act”). The legislation significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a 21% rate, effective January 1, 2018.
While the Tax Reform Act provides for a territorial tax system, beginning in 2018, it includes the global intangible low-taxed income (“GILTI”) provision. The Company elected to account for GILTI tax in the period in which it is incurred. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The GILTI tax expense is primarily caused by two aspects of U.S. foreign tax credit limitation provisions. First, required allocations of interest expense to the GILTI income effectively renders the expense non-deductible. Secondly, as enacted in the Tax Reform Act, U.S. income tax return income inclusion of the foreign taxes paid on the GILTI income is subject to U.S. tax without any associated foreign tax credit, resulting in incremental U.S. income tax. During the third quarter of 2018, the Treasury Department acknowledged in writing that proposed regulations related to the foreign tax credit aspects of GILTI are forthcoming, which they anticipate will allow for a credit against the U.S. income tax on the income inclusion for foreign taxes paid on the GILTI income. Therefore, the Company concluded that this aspect of the foreign tax credit limitations is more likely than not to be sustained despite the conflict with the enacted tax law, and accordingly, the Company adjusted the expected GILTI tax. As a result of the GILTI provisions, the Company’s effective tax rate decreased by 0.3% for the three months ended September 30, 2018, and increased by 1.1% for the nine months ended September 30, 2018.

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

Provisional Tax Impacts. On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company recognized provisional tax impacts related to the deemed repatriated earnings and the revaluation of deferred tax assets and liabilities in its consolidated financial statements for the year ended December 31, 2017. Any adjustments made to the provisional amounts under SAB 118 should be recorded as discrete adjustments in the period identified (not to extend beyond the one-year measurement provided in SAB 118).
On April 2, 2018, the Internal Revenue Service (“IRS”) issued guidance on how to determine, report and pay the repatriation tax on deemed repatriated earnings of foreign subsidiaries provided in the Tax Reform Act and included in the consolidated financial statements for the year ended December 31, 2017. During the second quarter of 2018, the Company recognized a $4.3 million discrete tax benefit resulting from the additional guidance.
During the third quarter of 2018, the Company recognized a $16.6 million discrete tax benefit for adjustments to the provisional tax impacts of the Tax Reform Act included in its consolidated financial statement for the year ended December 31, 2017. These adjustments include a $14.4 million reduction in the provisional tax on deemed repatriated earnings and a $2.2 million tax benefit from changes in its revaluation of deferred tax assets and liabilities due to additional analysis, changes in interpretations and assumptions the Company made, additional regulatory guidance that was issued, and actions the Company took as a result of the Tax Reform Act. The Company expects that there could be more changes in interpretations and assumptions made by the Company or additional regulatory guidance issued that would further adjust the provisional tax amounts. As such, the deemed repatriated earnings and the revaluation of deferred tax assets and liabilities are provisional as of September 30, 2018. The accounting will be completed in the fourth quarter of 2018.

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
The following table reconciles the basic earnings per share computation to the diluted earnings per share computation (in millions, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income available to common stockholders for purposes of computing basic and diluted earnings per share	$173.5	$129.2	$466.1	$410.1
Weighted-average number of shares outstanding (in thousands):
Basic shares	101,658	104,324	102,106	105,297
Effect of dilution	452	354	418	285
Diluted shares	102,110	104,678	102,524	105,582
Earnings per share:
Basic earnings per share	$1.71	$1.24	$4.56	$3.89
Diluted earnings per share	$1.70	$1.23	$4.55	$3.88

Potentially dilutive shares excluded from the calculation (in thousands):

Stock options excluded as their inclusion would be anti-dilutive	93	14	116	159

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

7. Property and Equipment (including Concession Assets)
Property and equipment, including concession assets, and related accumulated depreciation and amortization are summarized below (in millions):

	September 30, 2018	December 31, 2017
Land	$219.4	$218.6
Concession land rights	141.2	141.2
Road property	7,507.4	7,557.1
Equipment	2,726.1	2,534.9
Technology and other	297.6	229.1
Construction in progress	196.2	223.7
Total property	11,087.9	10,904.6
Accumulated depreciation and amortization	2,443.4	2,500.8
Property and equipment (including concession assets), net	$8,644.5	$8,403.8
Concession assets, net of accumulated amortization of $578.4 million and $638.2 million, totaled $2,243.9 million and $2,208.1 million at September 30, 2018 and December 31, 2017, respectively.

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
The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The carrying value of the Company’s debt was $2,691.2 million and $2,274.3 million at September 30, 2018 and December 31, 2017, respectively. If the Company’s debt were measured at fair value, the fair value measurements of the individual debt instruments would have been classified as Level 2 in the fair value hierarchy.

The fair value of the Company’s financial instruments is presented in the following table (in millions):

	September 30, 2018	December 31, 2017
	Level 2	Level 2
Assets
Foreign currency derivative instruments	$4.4	$7.9
Treasury lock agreements	7.1	—
Liabilities
Debt instruments	2,648.0	2,377.8
Treasury lock agreements	—	5.6

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

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

Credit Risk. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages this risk by limiting its counterparties to large financial institutions which meet the Company’s credit rating standards and have an established banking relationship with the Company. As of September 30, 2018, the Company did not expect any losses as a result of default of its counterparties.
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
Below is a summary of the Company’s 2018 and 2017 foreign currency derivative contracts (amounts in millions, except Ps./USD):

Foreign currency forward contracts
	Contracts to purchase Ps./pay USD						Offsetting contracts to sell Ps./receive USD
	Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Maturity date	Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Maturity date	Cash received/(paid) on settlement
Contracts executed in 2016 and settled in 2017	$340.0	Ps.	6,207.7	Ps.	18.3	1/17/2017	$287.0	Ps.	6,207.7	Ps.	21.6	1/17/2017	$(53.0)

Foreign currency zero-cost collar contracts
	Notional amount	Weighted-average call rate outstanding options (in Ps./USD)		Weighted-average put rate outstanding options (in Ps./USD)		Cash received/(paid) on settlement
Contracts executed in 2018 and outstanding	$140.0	Ps.	19.3	Ps.	22.6	—
Contracts executed in 2018 and settled in 2018	$200.0					$3.8
Contracts executed in 2017 and settled in 2018	$80.0					$10.0
Contracts executed in 2017 and settled in 2017 (i)	$450.0					$42.2
(i) During the nine months ended September 30, 2017, the Company settled $415.0 million of zero-cost collar contracts, resulting in cash received of $38.6 million.
The Company has not designated any of the foreign currency derivative contracts as hedging instruments for accounting purposes. The Company measures the foreign currency derivative contracts at fair value each period and recognizes any change in fair

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

value in foreign exchange gain within the consolidated statements of income. The cash flows associated with these instruments is classified as an operating activity within the consolidated statements of cash flows.

The following tables present the fair value of derivative instruments included in the Consolidated Balance Sheets (in millions):

	Derivative Assets
	Balance Sheet Location	September 30, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Treasury lock agreements	Other assets	$7.1	$—
Total derivatives designated as hedging instruments		7.1	—
Derivatives not designated as hedging instruments:
Foreign currency zero-cost collar contracts	Other current assets	$4.4	$7.9
Total derivatives not designated as hedging instruments		4.4	7.9
Total derivative assets		$11.5	$7.9

	Derivative Liabilities
	Balance Sheet Location	September 30, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Treasury lock agreements	Other noncurrent liabilities and deferred credits	$—	$5.6
Total derivatives designated as hedging instruments		—	5.6
Total derivative liabilities		$—	$5.6

The following tables summarize the gross and net fair value of derivative assets and liabilities (in millions):

Offsetting of Derivative Assets
As of September 30, 2018	Gross Assets	Gross Liabilities	Net Amounts Presented in the Consolidated Balance Sheets
Derivatives subject to a master netting arrangement or similar agreement	$4.6	$(0.2)	$4.4
As of December 31, 2017
Derivatives subject to a master netting arrangement or similar agreement	$7.9	$—	$7.9

Offsetting of Derivative Liabilities
As of September 30, 2018	Gross Liabilities	Gross Assets	Net Amounts Presented in the Consolidated Balance Sheets
Derivatives subject to a master netting arrangement or similar agreement	$(0.2)	$0.2	$—
As of December 31, 2017
Derivatives subject to a master netting arrangement or similar agreement	$—	$—	$—

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

The following table presents the effects of derivative instruments on the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income (in millions):

Derivatives in Cash Flow Hedging Relationships		Amount of Gain/(Loss) Recognized in OCI on Derivative
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2018	2017	2018	2017
Treasury lock agreements		$4.6	$(0.8)	$12.7	$(4.6)
Total		$4.6	$(0.8)	$12.7	$(4.6)

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2018	2017	2018	2017
Foreign currency zero-cost collar contracts	Foreign exchange gain	$6.2	$3.3	$10.3	$57.4
Foreign currency forward contracts	Foreign exchange gain	—	—	—	(11.9)
Total		$6.2	$3.3	$10.3	$45.5

10. Short-Term Borrowings
Commercial Paper. The Company’s commercial paper program generally serves as the primary means of short-term funding. As of September 30, 2018, KCS had no commercial paper outstanding. As of December 31, 2017, KCS had $345.1 million of commercial paper outstanding, net of $0.1 million discount, at a weighted-average interest rate of 1.846%.

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

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

12. Equity
The following tables summarize the changes in equity (in millions):

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity
Beginning balance	$4,677.6	$318.6	$4,996.2	$4,192.6	$315.2	$4,507.8
Net income	173.6	0.4	174.0	129.3	0.6	129.9
Other comprehensive income (loss)	4.2	—	4.2	(0.7)	—	(0.7)
Dividends on common stock	(36.6)	—	(36.6)	(37.3)	—	(37.3)
Dividends on $25 par preferred stock	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Share repurchases	(54.8)	—	(54.8)	(200.0)	—	(200.0)
Options exercised and stock subscribed, net of shares withheld for employee taxes	3.5	—	3.5	2.7	—	2.7
Share-based compensation	4.4	—	4.4	4.1	—	4.1
Ending balance	$4,771.8	$319.0	$5,090.8	$4,090.6	$315.8	$4,406.4

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity	Kansas City Southern Stockholders’ Equity	Noncontrolling Interest	Total Equity
Beginning balance	$4,548.9	$316.5	$4,865.4	$4,089.9	$314.6	$4,404.5
Cumulative-effect adjustment (i)	—	—	—	2.5	—	2.5
Net income	466.3	1.3	467.6	410.3	1.2	411.5
Other comprehensive income (loss)	10.2	—	10.2	(1.7)	—	(1.7)
Contribution from noncontrolling interest	—	1.2	1.2	—	—	—
Dividends on common stock	(110.3)	—	(110.3)	(107.2)	—	(107.2)
Dividends on $25 par preferred stock	(0.2)	—	(0.2)	(0.2)	—	(0.2)
Share repurchases	(163.3)	—	(163.3)	(320.4)	—	(320.4)
Options exercised and stock subscribed, net of shares withheld for employee taxes	4.2	—	4.2	2.8	—	2.8
Share-based compensation	16.0	—	16.0	14.6	—	14.6
Ending balance (ii)	$4,771.8	$319.0	$5,090.8	$4,090.6	$315.8	$4,406.4

(i)	The Company recognized a $2.5 million net cumulative-effect adjustment to equity as of January 1, 2017, due to the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.
(ii) The Company reclassified $0.7 million of stranded tax effects out of accumulated other comprehensive loss and into retained earnings during the first quarter of 2018, due to the adoption of ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. For additional discussion, see Note 1 - Basis of Presentation.
Share Repurchases
In August 2017, the Company announced a new common share repurchase program authorizing the Company to repurchase up to $800.0 million of its outstanding shares of common stock through June 30, 2020 (the “2017 Program”). Share repurchases under the 2017 Program may be made in the open market, through privately negotiated transactions, or through an accelerated share repurchase

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

(“ASR”) program limited to $200.0 million. The Company entered into and settled an ASR program for the full ASR amount authorized under the 2017 Program during the second half of 2017.
During the three months ended September 30, 2018, KCS repurchased 471,829 shares of common stock for $54.6 million at an average price of $115.58 per share. During the nine months ended September 30, 2018, KCS repurchased 1,475,206 shares of common stock for $163.1 million at an average price of $110.54 per share. Since inception of the 2017 Program, KCS has repurchased 3,894,675 shares of common stock for $418.3 million at an average price of $107.39 per share. The excess of repurchase price over par value is allocated between additional paid-in capital and retained earnings.
During the three months ended September 30, 2018, KCS repurchased 9,225 shares of its $25 par preferred stock for $0.2 million at an average price of $26.11 per share. The excess of repurchase price over par value is allocated between additional paid-in capital and retained earnings.
Cash Dividends on Common Stock
On August 14, 2018, the Company’s Board of Directors declared a cash dividend of $0.36 per share payable on October 3, 2018, to common stockholders of record as of September 10, 2018. The aggregate amount of the dividends declared for the three and nine months ended September 30, 2018 was $36.6 million and $110.3 million, respectively.
The following table presents the amount of cash dividends declared per common share by the Company’s Board of Directors:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cash dividends declared per common share	$0.36	$0.36	$1.08	$1.02

13. Commitments and Contingencies
Concession Duty. Under KCSM’s 50-year railroad concession from the Mexican government (the “Concession”), which could expire in 2047 unless extended, KCSM pays annual concession duty expense of 1.25% of gross revenues. For the three and nine months ended September 30, 2018, the concession duty expense, which is recorded within materials and other in operating expenses, was $4.6 million and $13.3 million, respectively, compared to $4.2 million and $12.7 million for the same periods in 2017.
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
Personal Injury. The Company’s personal injury liability is based on semi-annual actuarial studies performed on an undiscounted basis by an independent third party actuarial firm and reviewed by management. This liability is based on personal injury claims filed and an estimate of claims incurred but not yet reported. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Adjustments to the liability are reflected within operating expenses in the period in which changes to estimates are known. Personal injury claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The personal injury liability as of September 30, 2018, was based on an updated actuarial study of personal injury claims through May 31, 2018, and review of the last four months’ experience. Although these estimates cannot be predicted with certainty, management believes that the ultimate outcome will not have a material adverse effect on the Company’s consolidated financial statements.
Tax Contingencies. Tax returns filed in the U.S. for periods after 2014 and in Mexico for periods after 2012 remain open to examination by the taxing authorities. In 2018, the IRS initiated an examination of the 2016 U.S. federal tax return. During the first quarter of 2017, the Company received audit assessments from the Servicio de Administración Tributaria (the “SAT”), the Mexican equivalent of the IRS, for the KCSM 2009 and 2010 Mexico tax returns. In 2017, the Company commenced administrative actions with the SAT. During the first quarter of 2018, the audit assessments were nullified by the SAT. In the third quarter of 2018, the SAT issued new assessments and the Company filed administrative appeals with the SAT. The Company believes that it has strong legal arguments in its favor and it is more likely than not that it will prevail in any challenge of the assessments.
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
KCSM has not historically assessed VAT on international import transportation services provided to its customers based on a written ruling that KCSM obtained from the SAT in 2008 stating that such services were not subject to VAT (the “2008 Ruling”). Notwithstanding the 2008 Ruling, in December 2013, the SAT unofficially informed KCSM of an intended implementation of new criteria effective as of January 1, 2014, pursuant to which VAT would be assessed on all international import transportation services on the portion of the services provided within Mexico. Additionally, in November 2013, the SAT filed an action to nullify the 2008 Ruling, potentially exposing the application of the new criteria to open tax years. In February 2014, KCSM filed an action opposing the SAT’s nullification action. In December 2016, KCSM was notified of a resolution issued by the Mexican tax court confirming the 2008 Ruling. The SAT appealed this resolution. In October 2017, the circuit court resolved to not render a decision on the case but rather to send the SAT’s appeal to the Supreme Court. In February 2018, the Supreme Court decided not to hear the case and remanded the SAT’s appeal back to the circuit court for a decision. In July 2018, the circuit court ordered the tax court to consider certain arguments made by the SAT in the original court proceeding that were not addressed in the tax court’s December 2016 resolution. On October 2, 2018, the tax court issued a decision confirming the 2008 ruling. The SAT is permitted to appeal this decision. The Company believes it is more likely than not that it will continue to prevail in this matter. Further, as of the date of this filing, the SAT has not implemented any new criteria regarding this assessment of VAT on international import transportation services. The Company believes it is probable that any unexpected nullification of the 2008 Ruling and the implementation of any new VAT criteria would be applied on a prospective basis, in which case, due to the pass-through nature of VAT, KCSM would begin to assess its customers for VAT on international import transportation services, resulting in no material impact to the Company’s consolidated financial statements.

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

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
Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness, bankruptcy, insolvency or liquidation of a customer, or weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and its operating results. If the financial condition of the Company’s customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate at September 30, 2018.
Panama Canal Railway Company (“PCRC”) Guarantees and Indemnities. At September 30, 2018, the Company had issued and outstanding $5.5 million under a standby letter of credit to fulfill its obligation to fund fifty percent of the debt service reserve and liquidity reserve established by PCRC in connection with the issuance of the 7.0% Senior Secured Notes due November 1, 2026 (the “PCRC Notes”). Additionally, KCS has pledged its shares of PCRC as security for the PCRC Notes.

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
The following tables provide information by geographic area (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2018	2017	2018	2017
U.S.	$373.3	$345.9	$1,060.2	$1,011.5
Mexico	325.7	310.7	959.8	911.0
Total revenues	$699.0	$656.6	$2,020.0	$1,922.5

Property and equipment (including concession assets), net			September 30, 2018	December 31, 2017
U.S.			$5,375.0	$5,227.3
Mexico			3,269.5	3,176.5
Total property and equipment (including concession assets), net			$8,644.5	$8,403.8

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
As of September 30, 2018, KCS, the parent, had outstanding $2,593.5 million senior notes due through 2048. The senior notes are unsecured obligations of KCS, and are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by The Kansas City Southern Railway Company (“KCSR”) and certain wholly-owned domestic subsidiaries of KCS (the “Guarantor Subsidiaries”).
As of September 30, 2018, KCSR had outstanding $2.9 million principal amount of senior notes due through 2045. The senior notes are unsecured obligations of KCSR, and are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCS and the Guarantor Subsidiaries.
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

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended September 30, 2018
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$339.1	$12.1	$359.1	$(11.3)	$699.0
Operating expenses	0.7	219.2	10.6	214.4	(11.3)	433.6
Operating income (loss)	(0.7)	119.9	1.5	144.7	—	265.4
Equity in net earnings (losses) of affiliates	201.9	(0.4)	0.7	(0.6)	(201.8)	(0.2)
Interest expense	(22.4)	(19.1)	—	(7.3)	20.5	(28.3)
Debt retirement costs	—	—	—	—	—	—
Foreign exchange gain	—	—	—	9.5	—	9.5
Other income, net	20.2	—	—	0.9	(20.5)	0.6
Income before income taxes	199.0	100.4	2.2	147.2	(201.8)	247.0
Income tax expense	25.4	23.6	0.6	23.4	—	73.0
Net income	173.6	76.8	1.6	123.8	(201.8)	174.0
Less: Net income attributable to noncontrolling interest	—	—	—	0.4	—	0.4
Net income attributable to Kansas City Southern and subsidiaries	173.6	76.8	1.6	123.4	(201.8)	173.6
Other comprehensive income	4.2	—	—	0.7	(0.7)	4.2
Comprehensive income attributable to Kansas City Southern and subsidiaries	$177.8	$76.8	$1.6	$124.1	$(202.5)	$177.8

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Comprehensive Income—(Continued)

	Three Months Ended September 30, 2017
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$310.7	$9.9	$344.9	$(8.9)	$656.6
Operating expenses	0.8	216.5	9.6	204.8	(8.9)	422.8
Operating income (loss)	(0.8)	94.2	0.3	140.1	—	233.8
Equity in net earnings (losses) of affiliates	130.2	(0.3)	1.5	2.2	(130.8)	2.8
Interest expense	(20.3)	(17.7)	—	(8.8)	21.6	(25.2)
Debt retirement costs	—	—	—	—	—	—
Foreign exchange gain	—	—	—	0.8	—	0.8
Other income (expense), net	20.8	(0.3)	—	0.7	(21.5)	(0.3)
Income before income taxes	129.9	75.9	1.8	135.0	(130.7)	211.9
Income tax expense	0.6	25.4	1.0	55.0	—	82.0
Net income	129.3	50.5	0.8	80.0	(130.7)	129.9
Less: Net income attributable to noncontrolling interest	—	—	—	0.6	—	0.6
Net income attributable to Kansas City Southern and subsidiaries	129.3	50.5	0.8	79.4	(130.7)	129.3
Other comprehensive loss	(0.7)	—	—	(0.3)	0.3	(0.7)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$128.6	$50.5	$0.8	$79.1	$(130.4)	$128.6

	Nine Months Ended September 30, 2018
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$955.0	$32.5	$1,063.4	$(30.9)	$2,020.0
Operating expenses	4.2	671.9	28.5	616.4	(30.9)	1,290.1
Operating income (loss)	(4.2)	283.1	4.0	447.0	—	729.9
Equity in net earnings (losses) of affiliates	481.9	(1.1)	2.4	0.5	(481.9)	1.8
Interest expense	(66.8)	(54.2)	—	(21.5)	60.7	(81.8)
Debt retirement costs	—	—	—	(2.2)	—	(2.2)
Foreign exchange gain	—	—	—	16.3	—	16.3
Other income, net	59.8	0.3	—	1.4	(60.7)	0.8
Income before income taxes	470.7	228.1	6.4	441.5	(481.9)	664.8
Income tax expense	4.4	48.6	1.9	142.3	—	197.2
Net income	466.3	179.5	4.5	299.2	(481.9)	467.6
Less: Net income attributable to noncontrolling interest	—	—	—	1.3	—	1.3
Net income attributable to Kansas City Southern and subsidiaries	466.3	179.5	4.5	297.9	(481.9)	466.3
Other comprehensive income	10.2	—	—	0.7	(0.7)	10.2
Comprehensive income attributable to Kansas City Southern and subsidiaries	$476.5	$179.5	$4.5	$298.6	$(482.6)	$476.5

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Comprehensive Income—(Continued)

	Nine Months Ended September 30, 2017
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$906.4	$33.0	$1,011.2	$(28.1)	$1,922.5
Operating expenses	4.9	647.0	29.4	585.5	(28.1)	1,238.7
Operating income (loss)	(4.9)	259.4	3.6	425.7	—	683.8
Equity in net earnings (losses) of affiliates	410.8	(0.6)	2.7	8.2	(411.4)	9.7
Interest expense	(61.0)	(54.6)	—	(27.1)	67.8	(74.9)
Debt retirement costs	—	—	—	—	—	—
Foreign exchange gain	—	—	—	61.8	—	61.8
Other income, net	66.7	0.5	—	1.3	(67.8)	0.7
Income before income taxes	411.6	204.7	6.3	469.9	(411.4)	681.1
Income tax expense	1.3	75.2	2.9	190.2	—	269.6
Net income	410.3	129.5	3.4	279.7	(411.4)	411.5
Less: Net income attributable to noncontrolling interest	—	—	—	1.2	—	1.2
Net income attributable to Kansas City Southern and subsidiaries	410.3	129.5	3.4	278.5	(411.4)	410.3
Other comprehensive income (loss)	(1.7)	—	—	1.8	(1.8)	(1.7)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$408.6	$129.5	$3.4	$280.3	$(413.2)	$408.6

Condensed Consolidating Balance Sheets

	September 30, 2018
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$649.5	$227.1	$6.0	$342.3	$(609.0)	$615.9
Investments	—	3.8	2.7	40.0	—	46.5
Investments in consolidated subsidiaries	4,741.9	4.9	188.2	—	(4,935.0)	—
Property and equipment (including concession assets), net	—	4,409.7	166.5	4,074.0	(5.7)	8,644.5
Other assets	2,209.7	61.7	—	30.6	(2,199.8)	102.2
Total assets	$7,601.1	$4,707.2	$363.4	$4,486.9	$(7,749.5)	$9,409.1
Liabilities and equity:
Current liabilities	$253.6	$518.9	$83.2	$220.7	$(610.5)	$465.9
Long-term debt	2,561.9	1,508.2	—	810.4	(2,199.8)	2,680.7
Deferred income taxes	6.6	779.1	86.0	198.9	(1.4)	1,069.2
Other liabilities	7.2	66.9	0.2	28.2	—	102.5
Stockholders’ equity	4,771.8	1,834.1	194.0	2,909.7	(4,937.8)	4,771.8
Noncontrolling interest	—	—	—	319.0	—	319.0
Total liabilities and equity	$7,601.1	$4,707.2	$363.4	$4,486.9	$(7,749.5)	$9,409.1

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

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2018
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$151.2	$353.5	$0.6	$395.6	$(195.1)	$705.8
Investing activities:
Capital expenditures	—	(185.3)	(0.5)	(211.0)	—	(396.8)
Purchase or replacement of equipment under operating leases	—	(88.4)	—	(10.5)	—	(98.9)
Property investments in MSLLC	—	—	—	(24.0)	—	(24.0)
Investments in and advances to affiliates	(6.1)	—	(6.1)	(7.6)	9.5	(10.3)
Proceeds from repayment of loans to affiliates	4,094.1	—	—	125.0	(4,219.1)	—
Loans to affiliates	(4,061.9)	—	—	(125.0)	4,186.9	—
Proceeds from disposal of property	—	3.3	—	3.9	—	7.2
Other investing activities	—	(2.1)	—	(0.1)	—	(2.2)
Net cash provided (used)	26.1	(272.5)	(6.6)	(249.3)	(22.7)	(525.0)
Financing activities:
Proceeds from short-term borrowings	4,158.0	—	—	—	—	4,158.0
Repayment of short-term borrowings	(4,506.1)	—	—	—	—	(4,506.1)
Proceeds from issuance of long-term debt	499.4	—	—	—	—	499.4
Repayment of long-term debt	—	(2.8)	(0.1)	(75.8)	—	(78.7)
Debt issuance and retirement costs paid	(6.2)	—	—	(1.8)	—	(8.0)
Dividends paid	(110.9)	—	—	(195.1)	195.1	(110.9)
Shares repurchased	(163.3)	—	—	—	—	(163.3)
Proceeds from loans from affiliates	125.0	4,011.9	—	50.0	(4,186.9)	—
Repayment of loans from affiliates	(125.0)	(4,094.1)	—	—	4,219.1	—
Contribution from affiliates	—	—	6.1	3.4	(9.5)	—
Other financing activities	1.8	—	—	—	—	1.8
Net cash provided (used)	(127.3)	(85.0)	6.0	(219.3)	217.8	(207.8)
Cash and cash equivalents:
Net increase (decrease)	50.0	(4.0)	—	(73.0)	—	(27.0)
At beginning of year	0.7	17.6	—	115.8	—	134.1
At end of period	$50.7	$13.6	$—	$42.8	$—	$107.1

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Cash Flows—(Continued)

	Nine Months Ended September 30, 2017
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$215.1	$413.5	$0.4	$109.7	$(5.0)	$733.7
Investing activities:
Capital expenditures	—	(292.6)	(0.3)	(154.0)	—	(446.9)
Purchase or replacement of equipment under operating leases	—	(42.6)	—	—	—	(42.6)
Property investments in MSLLC	—	—	—	(23.7)	—	(23.7)
Investment in and advances to affiliates	(0.5)	—	(0.5)	(20.3)	1.0	(20.3)
Proceeds from repayment of loans to affiliates	9,814.6	—	—	—	(9,814.6)	—
Loans to affiliates	(9,772.2)	—	—	—	9,772.2	—
Proceeds from disposal of property	—	5.2	—	1.4	—	6.6
Other investing activities	—	(16.5)	—	1.4	—	(15.1)
Net cash provided (used)	41.9	(346.5)	(0.8)	(195.2)	(41.4)	(542.0)
Financing activities:
Proceeds from short-term borrowings	9,772.2	—	—	—	—	9,772.2
Repayment of short-term borrowings	(9,600.9)	—	—	—	—	(9,600.9)
Proceeds from issuance of long-term debt	—	—	—	—	—	—
Repayment of long-term debt	—	(2.6)	(0.1)	(17.5)	—	(20.2)
Debt issuance and retirement costs paid	—	—	—	—	—	—
Dividends paid	(105.1)	—	—	(5.0)	5.0	(105.1)
Shares repurchased	(320.4)	—	—	—	—	(320.4)
Proceeds from loans from affiliates	—	9,772.2	—	—	(9,772.2)	—
Repayment of loans from affiliates	—	(9,814.6)	—	—	9,814.6	—
Contribution from affiliates	—	—	0.5	0.5	(1.0)	—
Other financing activities	0.5	—	—	—	—	0.5
Net cash provided (used)	(253.7)	(45.0)	0.4	(22.0)	46.4	(273.9)
Cash and cash equivalents:
Net increase (decrease)	3.3	22.0	—	(107.5)	—	(82.2)
At beginning of year	0.2	32.6	—	137.8	—	170.6
At end of period	$3.5	$54.6	$—	$30.3	$—	$88.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Third Quarter Analysis
Revenues increased 6% for the three months ended September 30, 2018, as compared to the same period in 2017, due to a 4% increase in carload/unit volumes and a 2% increase in revenue per carload/unit. The increase in volumes is primarily attributable to increased refined product shipments to Mexico and favorable comparative volumes due to Hurricane Harvey service interruptions in 2017, partially offset by network congestion in northern Mexico during the third quarter of 2018. Revenue per carload/unit increased due to higher fuel surcharge and positive pricing impacts, partially offset by the weakening of the Mexican peso against the U.S. dollar and shorter average length of haul.
Operating expenses increased 3% during the three months ended September 30, 2018, as compared to the same period in 2017, primarily due to higher fuel prices, increased costs due to network congestion in northern Mexico, and increased depreciation expense. These increases were partially offset by a gain on insurance recoveries related to hurricane damage and the weakening of the Mexican peso against the U.S. dollar. Expense fluctuations resulting from the weakening Mexican peso and higher fuel prices were partially offset by revenue fluctuations driven by these same macroeconomic factors. Operating expenses as a percentage of revenues was 62.0% for the three months ended September 30, 2018, compared to 64.4% for the same period in 2017.
The Company reported quarterly earnings of $1.70 per diluted share on consolidated net income of $173.6 million for the three months ended September 30, 2018, compared to earnings of $1.23 per diluted share on consolidated net income of $129.3 million for the same period in 2017, due to higher operating income, a lower effective tax rate, and a foreign exchange gain.
Fourth Quarter 2018 Outlook
KCS expects to continue to experience network congestion in the fourth quarter of 2018; however, does not believe this will have a significant impact on its fourth quarter operating results.

Results of Operations
The following summarizes KCS’s consolidated statement of income components (in millions):

	Three Months Ended		Change
	September 30,
	2018	2017
Revenues	$699.0	$656.6	$42.4
Operating expenses	433.6	422.8	10.8
Operating income	265.4	233.8	31.6
Equity in net earnings (losses) of affiliates	(0.2)	2.8	(3.0)
Interest expense	(28.3)	(25.2)	(3.1)
Foreign exchange gain	9.5	0.8	8.7
Other income (expense), net	0.6	(0.3)	0.9
Income before income taxes	247.0	211.9	35.1
Income tax expense	73.0	82.0	(9.0)
Net income	174.0	129.9	44.1
Less: Net income attributable to noncontrolling interest	0.4	0.6	(0.2)
Net income attributable to Kansas City Southern and subsidiaries	$173.6	$129.3	$44.3

	Nine Months Ended		Change
	September 30,
	2018	2017
Revenues	$2,020.0	$1,922.5	$97.5
Operating expenses	1,290.1	1,238.7	51.4
Operating income	729.9	683.8	46.1
Equity in net earnings of affiliates	1.8	9.7	(7.9)
Interest expense	(81.8)	(74.9)	(6.9)
Debt retirement costs	(2.2)	—	(2.2)
Foreign exchange gain	16.3	61.8	(45.5)
Other income, net	0.8	0.7	0.1
Income before income taxes	664.8	681.1	(16.3)
Income tax expense	197.2	269.6	(72.4)
Net income	467.6	411.5	56.1
Less: Net income attributable to noncontrolling interest	1.3	1.2	0.1
Net income attributable to Kansas City Southern and subsidiaries	$466.3	$410.3	$56.0

Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months Ended			Three Months Ended			Three Months Ended
	September 30,			September 30,			September 30,
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
Chemical and petroleum	$160.6	$136.9	17%	77.7	67.6	15%	$2,067	$2,025	2%
Industrial and consumer products	152.5	152.5	—	81.3	82.3	(1%)	1,876	1,853	1%
Agriculture and minerals	116.2	116.0	—	59.9	61.2	(2%)	1,940	1,895	2%
Energy	73.2	74.5	(2%)	70.4	76.7	(8%)	1,040	971	7%
Intermodal	100.0	92.3	8%	267.9	249.5	7%	373	370	1%
Automotive	66.2	61.4	8%	40.7	39.1	4%	1,627	1,570	4%
Carload revenues, carloads and units	668.7	633.6	6%	597.9	576.4	4%	$1,118	$1,099	2%
Other revenue	30.3	23.0	32%
Total revenues (i)	$699.0	$656.6	6%

(i) Included in revenues:
Fuel surcharge	$69.0	$44.3

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Nine Months Ended			Nine Months Ended			Nine Months Ended
	September 30,			September 30,			September 30,
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
Chemical and petroleum	$458.1	$402.2	14%	219.4	205.8	7%	$2,088	$1,954	7%
Industrial and consumer products	451.5	441.2	2%	248.3	245.8	1%	1,818	1,795	1%
Agriculture and minerals	354.7	355.7	—	179.4	183.6	(2%)	1,977	1,937	2%
Energy	191.0	214.0	(11%)	185.2	218.0	(15%)	1,031	982	5%
Intermodal	284.6	266.4	7%	762.1	716.6	6%	373	372	—
Automotive	193.3	170.2	14%	123.0	114.6	7%	1,572	1,485	6%
Carload revenues, carloads and units	1,933.2	1,849.7	5%	1,717.4	1,684.4	2%	$1,126	$1,098	3%
Other revenue	86.8	72.8	19%
Total revenues (i)	$2,020.0	$1,922.5	5%

(i) Included in revenues:
Fuel surcharge	$183.4	$121.3
Revenues include both revenue for transportation services and fuel surcharges. For the three months ended September 30, 2018, revenues and carload/unit volumes increased 6% and 4%, respectively, compared to the same period in 2017. For the nine months ended September 30, 2018, revenues and carload/unit volumes increased 5% and 2%, respectively, compared to the same period in 2017. Revenue and volume increased primarily due to increased refined product shipments to Mexico, partially offset by a decline in Energy, driven primarily by a reduction in utility coal volume due to a Texas utility closure in January 2018. Additionally, the increase in revenues and volumes is attributable to favorable comparative volumes due to Hurricane Harvey service interruptions in 2017, partially offset by network congestion in northern Mexico during the third quarter of 2018.
For the three and nine months ended September 30, 2018, revenue per carload/unit increased by 2% and 3%, respectively, compared to the same periods in 2017, due to higher fuel surcharge and positive pricing impacts. These increases were partially offset by the weakening of the Mexican peso against the U.S. dollar for revenue transactions denominated in Mexican pesos and shorter average length of haul. The average exchange rate of Mexican pesos per U.S. dollar was Ps.19.0, for the three months ended September 30, 2018, compared to Ps.17.8 for the same period in 2017, which resulted in a decrease to revenues of approximately $10.0 million. The average exchange rate of Mexican pesos per U.S. dollar was Ps.19.0 for the nine months ended September 30, 2018, compared to Ps.18.9 for the same period in 2017, which resulted in a decrease to revenues of approximately $4.0 million.

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
For the three and nine months ended September 30, 2018, fuel surcharge revenue increased $24.7 million and $62.1 million, respectively, compared to the same periods in 2017, primarily due to higher fuel prices and increased fuel surcharge rates.
The following discussion provides an analysis of revenues by commodity group:

Revenues by commodity group for the three months ended September 30, 2018
Chemical and petroleum. Revenues increased $23.7 million for the three months ended September 30, 2018, compared to the same period in 2017, due to a 15% increase in carload/unit volumes and a 2% increase in revenue per carload/unit. Revenues increased $55.9 million for the nine months ended September 30, 2018, compared to the same period in 2017, due to a 7% increase in both carload/unit volumes and revenue per carload/unit. Volumes increased primarily due to increased refined fuel product shipments to Mexico and favorable comparative volumes due to Hurricane Harvey service interruptions in 2017. Revenue per carload/unit increased due to longer average length of haul, higher fuel surcharge, and positive pricing impacts.

Industrial and consumer products. Revenues were flat for the three months ended September 30, 2018, compared to the same period in 2017, driven by a 1% increase in revenue per carload/unit, offset by a 1% decrease in carload/unit volumes. Revenue per carload/unit increased due to higher fuel surcharge, mix, and positive pricing impacts, partially offset by shorter average length of haul due to a change in sourcing location for a metals plant. Volume decreased due to a change in sourcing location for a metals customer and network congestion in northern Mexico, partially offset by favorable comparative volumes due to Hurricane Harvey service interruptions in 2017.
Revenues increased $10.3 million for the nine months ended September 30, 2018, compared to the same period in 2017, due to a 1% increase in both revenue per carload/unit and carload/unit volumes. Revenue per carload/unit increased due to higher fuel surcharge, mix, and positive pricing impacts, partially offset by shorter average length of haul due to change in sourcing location for a metals plant. Volumes increased due to favorable comparative volumes due to Hurricane Harvey service interruptions in 2017, as well as increases in forest products and appliance volumes due to market demand and tight truck capacity, partially offset by a change in sourcing location for a metals customer and network congestion in northern Mexico.

Revenues by commodity group for the three months ended September 30, 2018

Agriculture and minerals. Revenues were flat and decreased $1.0 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, due to a 2% increase in revenue per carload/unit offset by a 2% decrease in carload/unit volumes. Revenue per carload/unit increased due to higher fuel surcharge and positive pricing impacts. Additionally, for the nine months ended September 30, 2018, revenue per carload/unit increased due to longer average length of haul. Volume decreased for the three and nine months due to network congestion in northern Mexico and changes in food products due to less market demand, a facility outage, and shift in sourcing trends.

Energy. Revenues decreased $1.3 million for the three months ended September 30, 2018, compared to the same period in 2017, due to an 8% decrease in carload/unit volumes, partially offset by a 7% increase in revenue per carload/unit. Revenues decreased $23.0 million for the nine months ended September 30, 2018, compared to the same period in 2017, due to a 15% decrease in carload/unit volumes, partially offset by a 5% increase in revenue per carload/unit. Utility coal volumes decreased due to a Texas utility closure in January 2018 and lower natural gas prices. Frac sand volumes decreased due to changes in sourcing patterns. These decreases were partially offset by increased crude oil volumes due to tight pipeline capacity and demand for Canadian crude. Revenue per carload/unit increased due to higher fuel surcharge, mix, and positive pricing impacts, partially offset by a shorter average length of haul.

Intermodal. Revenues increased $7.7 million for the three months ended September 30, 2018, compared to the same period in 2017, due to a 7% increase in carload/unit volumes and a 1% increase in revenue per carload/unit. Revenues increased $18.2 million for the nine months ended September 30, 2018, compared to the same period in 2017, due to a 6% increase in carload/unit volumes. The volume increase was attributable to growth in the U.S domestic and cross-border lanes, which was aided by tight truck capacity. This was partially offset by lower international volumes as a result of lost business to truck competition primarily due to the weakness of the Mexican peso against the U.S. dollar. Additionally, for the three months ended September 30, 2018, the increase in volumes is attributable to favorable comparative volumes due to Hurricane Harvey service interruptions in 2017. Revenue per carload/unit increased for the three and nine months ended September 30, 2018, due to higher fuel surcharge, partially offset by shorter length of haul.
Automotive. Revenues increased $4.8 million for the three months ended September 30, 2018, compared to the same period in 2017, due to a 4% increase in both carload/unit volumes and revenue per carload/unit. Revenues increased $23.1 million for the nine months ended September 30, 2018, compared to the same period in 2017, due to a 7% increase in carload/unit volumes and a 6% increase in revenue per carload/unit. Volumes increased due to higher carryover inventory, an increase in plant production, an increase in Lazaro Cardenas import volumes, and favorable comparative volumes due to Hurricane Harvey service interruptions in 2017. These factors were partially offset by network congestion in northern Mexico. Revenue per carload/unit increased due to higher fuel surcharge and positive pricing impacts, partially offset by the weakening of the Mexican peso against the U.S. dollar and shorter average length of haul.

Operating Expenses
Operating expenses, as shown below (in millions), increased $10.8 million for the three months ended September 30, 2018, compared to the same period in 2017, due to higher fuel prices, increased costs due to network congestion in northern Mexico, and increased depreciation expense. These increases were partially offset by a gain on insurance recoveries related to hurricane damage and the weakening of the Mexican peso against the U.S. dollar. The weakening of the Mexican peso against the U.S. dollar during the three months ended September 30, 2018, resulted in reduced expense of approximately $7.0 million, compared to the same period in 2017, for expense transactions denominated in Mexican pesos. The average exchange rate of Mexican pesos per U.S. dollar was Ps.19.0 for the three months ended September 30, 2018, compared to Ps.17.8 for the same period in 2017.
Operating expenses, as shown below (in millions), increased $51.4 million for the nine months ended September 30, 2018, compared to the same period in 2017, primarily due to higher fuel prices, increases in depreciation, and a reduction in Mexican fuel excise tax credit. These increases were partially offset by a gain on insurance recoveries related to hurricane damage and the weakening of the Mexican peso against the U.S. dollar. The weakening of the Mexican peso against the U.S. dollar during the nine months ended September 30, 2018, resulted in reduced expense of approximately $4.0 million, compared to the same period in 2017, for expense transactions denominated in Mexican pesos. The average exchange rate of Mexican pesos per U.S. dollar was Ps.19.0 for the nine months ended September 30, 2018, compared to Ps.18.9 for the same period in 2017.

	Three Months Ended
	September 30,		Change
	2018	2017	Dollars	Percent
Compensation and benefits	$123.5	$129.0	$(5.5)	(4%)
Purchased services	52.6	46.3	6.3	14%
Fuel	90.2	80.1	10.1	13%
Mexican fuel excise tax credit	(9.4)	(11.1)	1.7	(15%)
Equipment costs	33.0	30.9	2.1	7%
Depreciation and amortization	87.5	81.9	5.6	7%
Materials and other	65.6	65.7	(0.1)	—
Gain on insurance recoveries related to hurricane damage	(9.4)	—	(9.4)	100%
Total operating expenses	$433.6	$422.8	$10.8	3%

	Nine Months Ended
	September 30,		Change
	2018	2017	Dollars	Percent
Compensation and benefits	$367.4	$371.6	$(4.2)	(1%)
Purchased services	149.2	146.5	2.7	2%
Fuel	257.0	234.4	22.6	10%
Mexican fuel excise tax credit	(26.6)	(35.6)	9.0	(25%)
Equipment costs	95.9	93.3	2.6	3%
Depreciation and amortization	257.1	241.6	15.5	6%
Materials and other	199.5	186.9	12.6	7%
Gain on insurance recoveries related to hurricane damage	(9.4)	—	(9.4)	100%
Total operating expenses	$1,290.1	$1,238.7	$51.4	4%
Compensation and benefits. Compensation and benefits decreased $5.5 million for the three months ended September 30, 2018, compared to the same period in 2017, due to a decrease in incentive compensation of approximately $11.0 million and the weakening of the Mexican peso of approximately $2.0 million, partially offset by increased headcount and wages of approximately $6.0 million and increased costs due to network congestion in northern Mexico of approximately $2.0 million. Compensation and benefits decreased $4.2 million for the nine months ended September 30, 2018, compared to the same period in 2017, due to a decrease in incentive compensation of approximately $13.0 million, a decrease in labor claims of approximately $3.0 million, reduced benefits of approximately $2.0 million, and the weakening of the Mexican peso of approximately $2.0 million, partially offset by increases in headcount and wages of approximately $16.0 million.
Purchased services. Purchased services expense increased $6.3 million and $2.7 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, due to higher repairs and maintenance expense and increases in computer software and programming expenses, partially offset by mechanical in-sourcing starting in the fourth quarter of 2017. Additionally, for the three months ended September 30, 2018, purchased services increased due to higher detour expense.
Fuel. Fuel increased $10.1 million for the three months ended September 30, 2018, compared to the same period in 2017, due to higher diesel fuel prices of approximately $9.0 million and $6.0 million in the U.S. and Mexico, respectively, and inefficiencies of approximately $1.0 million, partially offset by the weakening of the Mexican peso of approximately $3.0 million and lower consumption of approximately $3.0 million. Fuel increased $22.6 million for the nine months ended September 30, 2018, compared to the same period in 2017, due to higher diesel fuel prices of approximately $23.0 million and $10.0 million in the U.S. and Mexico, respectively, partially offset by lower consumption of approximately $8.0 million and the weakening of the Mexican peso of approximately $2.0 million. The average price per gallon was $2.66 and $2.55 for the three and nine months ended September 30, 2018, compared to $2.30 and $2.24, respectively, for the same periods in 2017.
Mexican fuel excise tax credit. For the three and nine months ended September 30, 2018, the Company recognized a $9.4 million and $26.6 million benefit, respectively, compared to a $11.1 million and $35.6 million benefit for the same periods in 2017. The reduced benefit was due to a lower excise tax rate in effect for 2018, as compared to 2017.
Equipment costs. Equipment costs increased $2.1 million and $2.6 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, due to higher car hire expense resulting from network congestion in northern Mexico, partially offset by lower lease expense.
Depreciation and amortization. Depreciation and amortization expense increased $5.6 million and $15.5 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, due to a larger asset base, including positive train control equipment.
Materials and other. Materials and other expense was flat for the three months ended September 30, 2018, compared to the same period in 2017. Materials and other expense increased $12.6 million for the nine months ended September 30, 2018, compared to the same period in 2017, due to an increase in personal injury expense of approximately $2.0 million recognized in 2018, compared to an approximate $2.0 million reduction in personal injury expense recognized in 2017 as a result of changes in estimates. Additional increased expense was due to higher derailment activity of $4.0 million, mechanical insourcing, which resulted in additional materials purchased of approximately $3.0 million, and a one-time parts credit of approximately $2.0 million received during the first quarter of 2017.
Gain on insurance recoveries related to hurricane damage. In the third quarter of 2018, the Company partially settled its insurance claim for $27.0 million related to Hurricane Harvey. As a result of this nonrefundable partial settlement, the Company recognized a gain on insurance recoveries of $9.4 million, net of the self-insured retention and insurance receivable.

Non-Operating Income and Expenses
Equity in net earnings (losses) of affiliates. Equity in net earnings (losses) from affiliates decreased $3.0 million and $7.9 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, as a result of lower equity in net earnings from the operations of Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”) and Panama Canal Railway Company (“PCRC”), due to a decrease in volumes.
Interest expense. For the three and nine months ended September 30, 2018, interest expense increased $3.1 million and $6.9 million, respectively, compared to the same periods in 2017, due to higher average interest rates and debt balances. During the three and nine months ended September 30, 2018, the average debt balances (including commercial paper) were $2,718.2 million and $2,693.4 million, respectively, compared to $2,640.6 million and $2,594.1 million for the same periods in 2017. Average interest rates during the three and nine months ended September 30, 2018 were 4.2% and 4.1%, respectively, compared to 3.8% and 3.9% for the same periods in 2017.
Debt retirement costs. The Company did not incur debt retirement costs during the third quarter 2018. Debt retirement costs were $2.2 million for the nine months ended September 30, 2018, related to the call premiums and write-off of unamortized debt issuance costs and original issue discounts associated with the Company’s various debt redemption activities in the second quarter of 2018. The Company did not incur debt retirement costs during 2017.
Foreign exchange gain. For the three and nine months ended September 30, 2018, foreign exchange gain was $9.5 million and $16.3 million, respectively, compared to $0.8 million and $61.8 million, for the same periods in 2017. Foreign exchange gain includes the re-measurement and settlement of net monetary assets denominated in Mexican pesos and the gain on foreign currency derivative contracts.

For the three and nine months ended September 30, 2018, the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos resulted in a foreign exchange gain of $3.3 million and $6.0 million, respectively, compared to a loss of $2.5 million and a gain of $16.3 million, for the same periods in 2017.
The Company enters into foreign currency derivative contracts to hedge its net exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar. For the three and nine months ended September 30, 2018, the Company incurred a foreign exchange gain on foreign currency derivative contracts of $6.2 million and $10.3 million, respectively, compared to a gain of $3.3 million and $45.5 million, for the same periods in 2017.
Other income (expense), net. Other income (expense), net remained flat for the three and nine months ended September 30, 2018, compared to the same periods in 2017.
Income tax expense. Income tax expense decreased $9.0 million and $72.4 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, due to a lower effective tax rate. The decrease in the effective tax rate was primarily due to the reduced U.S. corporate income tax rate from a maximum of 35% to a 21% rate provided in the Tax Cuts and Jobs Act (the “Tax Reform Act”) enacted on December 22, 2017, and effective January 1, 2018 (see tax rate reconciliation table below). The Company also recognized a $16.6 million and $20.9 million tax benefit during the three and nine months ended September 30, 2018, respectively, related to adjustments to the provisional tax impacts of the Tax Reform Act as provided for in Staff Accounting Bulletin No. 118 for the deemed repatriated earnings and the revaluation of deferred tax assets and liabilities included in its consolidated financial statements for the year ended December 31, 2017.
The decrease in the effective tax rate for the nine months ended September 30, 2018 was partially offset by the impact of the global intangible low-taxed income (“GILTI”) provisions included in the Tax Reform Act. The Company elected to account for GILTI tax in the period in which it is incurred. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. While it appears the GILTI tax impact is partially, if not entirely, unintended for U.S. companies with subsidiaries operating in foreign countries with a tax rate of at least 13.125%, there are two aspects of U.S. foreign tax credit limitation provisions that result in incremental U.S. tax expense from the GILTI income inclusion. First, required allocations of interest expense to the GILTI income effectively renders the expense non-deductible when the GILTI income is taxed outside the U.S. at a rate higher than 13.125%. Secondly, U.S. income tax return income inclusion of the foreign taxes paid on the GILTI income is subject to U.S. tax without any associated foreign tax credit, resulting in incremental U.S. income tax. During the third quarter of 2018, the Treasury Department acknowledged in writing that proposed regulations related to the foreign tax credit aspects of GILTI are forthcoming, which they anticipate will allow for a credit against the U.S. income tax on the income inclusion for foreign taxes paid on the GILTI income. Therefore, the Company concluded that this aspect of the foreign tax credit limitations is more likely than not to be sustained despite the conflict with the enacted tax law. The Company revised its expected GILTI tax in the third quarter of 2018 to reflect the forthcoming proposed regulations and as a result, estimates its incremental U.S. tax for GILTI to be $10.0 million for the 2018 tax year.
The components of the effective tax rates for the three and nine months ended September 30, 2018, compared to the same periods in 2017, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Statutory rate in effect	21.0%	35.0%	21.0%	35.0%
Tax effect of:
Difference between U.S. and foreign tax rate	5.2%	(3.2%)	5.5%	(3.2%)
Global intangible low-taxed income (“GILTI”) tax	(0.3%)	—	1.1%	—
State and local income tax provision, net	1.4%	1.0%	1.2%	1.0%
Foreign exchange (i)	7.1%	6.1%	3.6%	5.8%
Tax Cuts and Jobs Act - Adjustments to 2017 provisional income tax benefit	(6.7%)	—	(3.1%)	—
Other, net	1.9%	(0.2%)	0.4%	1.0%
Effective tax rate	29.6%	38.7%	29.7%	39.6%

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
The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to debt and equity capital markets, and other available financing resources will be sufficient to fund anticipated operating expenses, capital expenditures, debt service costs, dividends, share repurchases, and other commitments in the foreseeable future. The Company’s current financing instruments contain restrictive covenants which limit or preclude certain actions; however, the covenants are structured such that the Company expects to have sufficient flexibility to conduct its operations. The Company was in compliance with all of its debt covenants as of September 30, 2018.
Though KCS’s cash flows from operations are expected to be sufficient to fund operations, capital expenditures, debt service and dividends, the Company may, from time to time, incur debt to refinance existing indebtedness, purchase equipment under operating leases, repurchase shares, or fund equipment additions or new investments.
During the nine months ended September 30, 2018, the Company invested $383.2 million in capital expenditures. See the Capital Expenditures section for further details.
During the third quarter of 2018, the Company repurchased 471,829 shares of common stock for $54.6 million at an average price of $115.58 per share under the $800.0 million common share repurchase program announced in August 2017. During the nine months ended September 30, 2018, KCS repurchased 1,475,206 shares of common stock for $163.1 million at an average price of $110.54 per share. Since inception of this program, KCS has repurchased 3,894,675 shares of common stock for $418.3 million at an average price of $107.39 per share. Management’s assessment of market conditions, available liquidity and other factors will determine the timing and volume of any future repurchases. Refer to Note 12, Equity for additional detail on the Company’s common share repurchase program.
During the third quarter of 2018, the Company repurchased 9,225 shares of its $25 par preferred stock for $0.2 million at an average price of $26.11 per share.
During the nine months ended September 30, 2018, the Company’s Board of Directors declared quarterly cash dividends on its common stock of $0.36 per share (total of $110.3 million). Subject to the discretion of the Board of Directors, capital availability and a determination that cash dividends continue to be in the best interest of its stockholders, the Company intends to pay a quarterly dividend on an ongoing basis.
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
On September 30, 2018, total available liquidity (the cash balance plus revolving credit facility availability) was $907.1 million, compared to availability at December 31, 2017, of $588.9 million. This increase was primarily due to the issuance of the 4.700% Senior Notes, a portion of which was used to pay down KCS’s outstanding commercial paper in the second quarter of 2018.

As of September 30, 2018, the total cash and cash equivalents held outside of the U.S. in foreign subsidiaries was $39.9 million after repatriating $192.6 million during 2018. The Company expects that this cash will be available to fund operations without incurring significant additional income taxes.
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

Cash Flow Information
Summary cash flow data follows (in millions):

	Nine Months Ended
	September 30,
	2018	2017
Cash flows provided by (used for):
Operating activities	$705.8	$733.7
Investing activities	(525.0)	(542.0)
Financing activities	(207.8)	(273.9)
Net decrease in cash and cash equivalents	(27.0)	(82.2)
Cash and cash equivalents beginning of year	134.1	170.6
Cash and cash equivalents end of period	$107.1	$88.4
Cash flows from operating activities decreased $27.9 million for the nine months ended September 30, 2018, compared to the same period in 2017, primarily due to an increase in Mexican income tax payments, partially offset by an increase in net income and cash received for the settlement of foreign currency derivative instruments.
Net cash used for investing activities decreased $17.0 million for the nine months ended September 30, 2018, compared to the same period in 2017, due to a decrease in capital expenditures of $50.1 million and a decrease in investments in and advances to affiliates of $10.0 million, partially offset by a $56.3 million increase in the purchase or replacement of equipment under existing operating leases. Additional information regarding capital expenditures is provided below.
Net cash used for financing activities decreased $66.1 million for the nine months ended September 30, 2018, compared to the same period in 2017, primarily due to an increase in proceeds from long-term debt of $499.4 million and a decrease in shares repurchased of $157.1 million as a result of the $200.0 million accelerated share repurchase program that was executed in the third quarter of 2017. These decreases were partially offset by an increase in net repayment of short term borrowings of $519.4 million and an increase in repayment of long-term debt of $58.5 million.

Capital Expenditures
KCS has funded, and expects to continue to fund capital expenditures with operating cash flows and short and long-term debt.
The following table summarizes capital expenditures by type (in millions):

	Nine Months Ended
	September 30,
	2018	2017
Roadway capital program	$190.5	$201.0
Locomotives and freight cars	88.4	64.7
Capacity	43.1	79.3
Positive train control	22.1	40.0
Information technology	20.4	24.6
Other	18.7	9.7
Total capital expenditures (accrual basis)	383.2	419.3
Change in capital accruals	13.6	27.6
Total cash capital expenditures	$396.8	$446.9

Purchase or replacement of equipment under operating leases
Locomotives	$50.6	$—
Freight cars	49.9	42.6
Total purchase or replacement of equipment under operating leases (accrual basis)	100.5	42.6
Change in capital accruals	(1.6)	—
Total cash purchase or replacement of equipment under operating leases	$98.9	$42.6
Generally, the Company’s capital program consists of capital replacement and equipment. For 2018, internally generated cash flows are expected to fund cash capital expenditures, which are currently estimated to be at the low end of $530.0 million to $550.0 million. In addition, the Company periodically reviews its equipment under operating leases. Any purchase or replacement of equipment under operating leases during 2018 is expected to be funded with internally generated cash flows and/or debt. The locomotive operating lease buyout shown in the table above was completed using a portion of the proceeds from the issuance of the 4.700% Senior Notes.

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
NAFTA. On September 30, 2018, the United States, Canada, and Mexico reached a new trilateral trade agreement, the United States-Mexico-Canada Agreement (“USMCA”), designed to replace the existing North American Free Trade Agreement (“NAFTA”). The USMCA will not become effective until all three parties have completed their respective domestic ratification procedures.
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

Collective Bargaining
KCSR participates in industry-wide multi-employer bargaining as a member of the National Carriers’ Conference Committee (“NCCC”), as well as local bargaining for agreements that are limited to KCSR's property. Approximately 75% of KCSR employees are covered by collective bargaining agreements. Long-term agreements were reached voluntarily or through the arbitration process during 2017 and the first three quarters of 2018 covering all of the participating unions, effectively bringing the current bargaining round to a close. These agreements will be in effect through December 2019.
KCSM Servicios, S.A. de C.V. (“KCSM Servicios”), a wholly owned subsidiary of KCS, provides employee services to KCSM, and KCSM pays KCSM Servicios market-based rates for these services. KCSM Servicios union employees are covered by one labor agreement, which was signed on April 16, 2012, between KCSM Servicios and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (“Mexican Railroad Union”), for an indefinite period of time, for the purpose of regulating the relationship between the parties. Approximately 80% of KCSM Servicios employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other benefits are subject to negotiation every two years. During the third quarter of 2018, KCSM Servicios and the Mexican Railroad Union concluded their negotiation over compensation terms for the period covering July 1, 2018, to June 30, 2019. The finalization of the compensation terms did not have a significant effect on the consolidated financial statements.
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
(b) Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table presents stock repurchases during each month for the third quarter of 2018:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be purchased under the Plans or Programs (2)
Common stock
July 1-31, 2018	81,998	$114.39	81,998	$426,886,253
August 1-31, 2018	330,086	$115.55	330,086	$388,744,897
September 1-30, 2018	59,745	$117.37	59,745	$381,732,724
Total	471,829		471,829
$25 Par preferred stock
July 1-31, 2018	—	$—	—	$—
August 1-31, 2018	8,025	$25.88	—	$—
September 1-30, 2018	1,200	$27.62	—	$—
Total	9,225		—

(1)
All $25 par preferred stock repurchases were made other than through a publicly disclosed plan or program. Repurchases of $25 par preferred stock were made through open market purchases and/or privately negotiated transactions.

(2)
On August 15, 2017, the Company announced that the Board of Directors approved a share repurchase program, pursuant to which up to $800.0 million in shares of common stock could be repurchased through June 30, 2020. The authorization included a $200.0 million Accelerated Share Repurchase (“ASR”) program and a $600.0 million open market share repurchase program.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Exhibits

10.1*	Kansas City Southern Executive Deferred Compensation Plan, dated August 31, 2018, is attached to this Form 10-Q as Exhibit 10.1.

31.1*	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.1.

31.2*	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.2.

32.1*	Principal Executive Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.1.

32.2*	Principal Financial Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.2.

101
The following unaudited financial information from Kansas City Southern’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, (iii) Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (v) the Notes to Consolidated Financial Statements.

* Filed with this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on October 19, 2018.

Kansas City Southern

/s/ MICHAEL W. UPCHURCH
Michael W. Upchurch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ SUZANNE M. GRAFTON
Suzanne M. Grafton
Vice President and Chief Accounting Officer
(Principal Accounting Officer)