Form 10-K
period 2018-12-31
KANSAS CITY SOUTHERN
filed 2019-01-25
CIK 54480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant was $10.77 billion at June 30, 2018. There were 100,941,555 shares of $.01 par common stock outstanding at January 18, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Kansas City Southern’s Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders which will be filed no later than 120 days after December 31, 2018, is incorporated by reference in Part III.

KANSAS CITY SOUTHERN
2018 FORM 10-K ANNUAL REPORT

Item 1.	Business
COMPANY OVERVIEW
Kansas City Southern, a Delaware corporation, is a holding company with domestic and international rail operations in North America that are strategically focused on the growing north/south freight corridor connecting key commercial and industrial markets in the central United States with major industrial cities in Mexico. As used herein, “KCS” or the “Company” may refer to Kansas City Southern or, as the context requires, to one or more subsidiaries of Kansas City Southern. KCS and its subsidiaries had approximately 7,200 employees on December 31, 2018.
KCS controls and owns all of the stock of The Kansas City Southern Railway Company (“KCSR”), a U.S. Class I railroad founded in 1887. KCSR serves a ten-state region in the midwest and southeast regions of the United States and has the shortest north/south rail route between Kansas City, Missouri and several key ports along the Gulf of Mexico in Alabama, Louisiana, Mississippi and Texas.
KCS controls and owns all of the stock of Kansas City Southern de México, S.A. de C.V. (“KCSM”). Through its 50-year concession from the Mexican government (the “Concession”), which could expire in 2047 unless extended, KCSM operates a key commercial corridor of the Mexican railroad system and has as its core route the most strategic portion of the shortest, most direct rail passageway between Mexico City and Laredo, Texas. Laredo is a principal international gateway through which a substantial portion of rail and truck traffic between the United States and Mexico crosses the border. KCSM serves most of Mexico’s principal industrial cities and three of its major seaports. KCSM’s rail lines provide exclusive rail access to the United States and Mexico border crossing at Nuevo Laredo, Tamaulipas. Under the Concession, KCSM has the right to use and operate the southern half of the rail bridge at Laredo, Texas, which spans the Rio Grande River between the United States and Mexico. The Company owns the northern half of this bridge through its ownership of Mexrail, Inc. (“Mexrail”).
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

MARKETS SERVED

2018 Revenues Business Mix
Chemical and petroleum. This commodity group includes products such as chemicals, plastics, petroleum, liquefied petroleum gas, and petroleum refined products, such as gasoline and diesel. KCS transports these products to markets in the midwest, southeast and northeast United States and throughout Mexico through interchanges with other rail carriers. The chemical and plastic products are used in the automotive, housing and packaging industries as well as in general manufacturing. KCS hauls petroleum products across its network and as U.S. petroleum refineries have continued to increase their refining capacity, they have coordinated with KCS to develop additional long-term storage opportunities which complement a fluid freight railroad operation.

Other
5%
Chemical &
Petroleum
23%
Automotive
9%
Intermodal
14%
Energy
9%
Agriculture &
Minerals
18%
Industrial &
Consumer
Products
22%

Industrial and consumer products. This commodity group includes forest products as well as metals and scrap. Forest products consist of shipments to and from paper and lumber mills in the southeast United States timber-producing region that KCS serves directly and indirectly through its various short-line connections. Metals and scrap consist of shipments of steel and metallic ores such as iron, zinc and copper. The majority of steel produced and metallic ores mined in Mexico are consumed within Mexico. Higher-end finished products such as steel coils are used by Mexican manufacturers in automobiles, household appliances, the oil and gas industry, and other consumer goods which are imported from the United States through land borders and through the seaports served by KCS’s rail network. KCS also transports steel coils, plates and pipe from U.S. and Mexican-based mini-mills to locations in the U.S. and Mexico for oil drilling, appliance and automotive applications. This commodity group also includes U.S. military transports, Mexico and U.S. domestic cement shipments and appliances manufactured in Mexico that are imported into the United States.
Agriculture and minerals. The agriculture and minerals commodity group consists primarily of grain and food products. Shipper demand for agriculture products is affected by competition among sources of grain and grain products, as well as price fluctuations in international markets for key commodities. In the United States, KCS’s rail lines receive and originate shipments of grain and grain products for delivery to feed mills, food and industrial consumers in the U.S. and Mexico. United States export grain shipments and Mexico import grain shipments include primarily corn, wheat, and soybeans. Food products consist mainly of soybean meal, grain meal, oils, canned goods, distillers dried grains, corn syrup and sugar. Other shipments consist of a variety of products including ores, minerals, clay and glass used across North America.
Energy. The energy commodity group includes coal, frac sand, petroleum coke and crude oil. KCS hauls unit trains (trains transporting a single commodity from one source to one destination) of coal for electric generating plants in the central United States. The coal originates from the Powder River Basin in Wyoming and is interchanged to KCS at Kansas City, Missouri. Coal mined in the midwest United States is transported in non-unit trains to industrial consumers such as paper mills, steel mills, and cement companies. Frac sand originating primarily in Wisconsin, Illinois or Iowa is delivered to transloads located in northeast Texas, northern Louisiana and south Texas for distribution to gas and oil wells in the region. KCS transports petroleum coke from refineries in the United States to various industries in the U.S. and Mexico including export through the Pabtex terminal located in Port Arthur, TX. The majority of crude by rail business originates in Canada, with spot shipments coming from west Texas, and is delivered to U.S. Gulf Coast refineries and tank farms in Texas, Louisiana, and Alabama.

Intermodal. The intermodal freight sector consists primarily of hauling freight containers or truck trailers on behalf of steamship lines, motor carriers, and intermodal marketing companies with rail carriers serving as long-distance haulers. KCS serves and supports the U.S. and Mexican markets, as well as cross-border traffic between the U.S. and Mexico. In light of the importance of trade between Asia and North America, the Company believes the Port of Lazaro Cardenas continues to be a strategically beneficial location for ocean carriers, manufacturers and retailers. Equally important, the increase in foreign direct investment in Mexico has caused the KCS Mexico/U.S. cross border corridor to emerge as an increasingly important tool for the freight flow. The Company also provides premium service to customers over its line from Dallas through the Meridian Speedway— a critical link in creating the most direct route between the southwest and southeast/northeast U.S.
Automotive. KCS provides rail transportation to every facet of the automotive industry supply chain, including automotive manufacturers, assembly plants and distribution centers throughout North America. In addition, KCS transports finished vehicles imported and exported to and from various countries through a distribution facility at the Port of Lazaro Cardenas.
GOVERNMENT REGULATION
The Company’s United States operations are subject to federal, state and local laws and regulations generally applicable to all businesses subject to federal preemption under certain circumstances. Rail operations are also subject to the regulatory jurisdiction of the Surface Transportation Board (“STB”), the Federal Railroad Administration (“FRA”) of the U.S. Department of Transportation (“DOT”), the Occupational Safety and Health Administration (“OSHA”), as well as other federal and state regulatory agencies. The STB has jurisdiction over disputes and complaints involving certain rates, routes and services, the sale or abandonment of rail lines, applications for line extensions and construction, and consolidation or merger with, or acquisition of control of, rail common carriers. DOT and OSHA each has jurisdiction under several federal statutes over a number of safety and health aspects of rail operations, including the transportation of hazardous materials. In 2008, the President of the United States signed the Rail Safety Improvement Act of 2008 into law, which, among other things, revised hours of service for train and certain other employees and mandated implementation of PTC at certain locations by the end of 2015. PTC is a technology designed to help prevent train-to-train collisions, overspeed derailments, incursions into rail work zones, and entry into main line track if a switch is misaligned at certain locations, including main line track where toxic inhalation hazard or poison inhalation hazard movements occur or where passenger operations occur. The Surface Transportation Extension Act of 2015 amended the PTC deadline set by the the Rail Safety Improvement Act to require implementation of PTC by the end of 2018, which was extended to December 31, 2020 for KCS, as certain other criteria were satisfied. By the end of 2018, the Company implemented PTC on all required sections of its rail network, locomotives and wayside assets. The Company will continue to work with the Class I freight railroads and Amtrak to complete interoperability on or before December 31, 2020. PTC will add to operating costs, increase the number of employees the Company employs and require KCS to make significant investments in new safety technology.
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
Primary regulatory jurisdiction for the Company’s Mexican operations is overseen by the Mexican Agencia Reguladora del Transporte Ferroviario (“Regulatory Agency of Rail Transportation” or “ARTF”). The ARTF establishes regulations concerning railway safety and operations, and is responsible for resolving disputes between railways and customers. KCSM must register its maximum rates with the ARTF and make regular reports to the ARTF and the Secretaría de Comunicaciones y Transportes (“Secretary of Communications and Transportation” or “SCT”). KCSM must provide reports on investments, traffic volumes, theft and vandalism on the general right of way, customer complaints, fuel consumption, number of locomotives, railcars and employees, and activities around maintenance of way, sidings and spurs, among other financial information and reports. The Company may freely set rates on a non-discriminatory basis. At any time, the ARTF may request additional information regarding the determination of such rates and may issue recommendations with respect to proposed rate increases. If the ARTF or another party considers there to be no effective competition, they may request an opinion from the Comisión Federal de Competencia Económica (“Mexican Antitrust Commission” or “COFECE”) regarding market conditions. If the COFECE determines that there is no effective competition for particular movements, the ARTF could set rates for those movements or grant limited trackage rights to another railroad while the condition of no effective competition remains.

KCSM holds a concession from the Mexican government until June 2047 (exclusively through 2027, subject to certain trackage and haulage rights granted to other concessionaires), which is renewable under certain conditions for additional periods of up to 50 years. The Concession authorizes KCSM to provide freight transportation services over north-east rail lines which are a primary commercial corridor of the Mexican railroad system. KCSM is required to provide freight railroad services to all users on a fair and non-discriminatory basis and in accordance with efficiency and safety standards approved periodically by the Mexican government. KCSM has the right to use, but does not own, all track and buildings that are necessary for the rail lines’ operation. KCSM is obligated to maintain the right of way, track structure, buildings and related maintenance facilities to the operational standards specified in the Concession agreement and to return the assets in that condition at the end of the Concession period. During the remainder of the Concession period, KCSM is required to pay the Mexican government an annual concession duty equal to 1.25% of gross revenues. The ARTF may request information to verify KCSM´s compliance with the Concession and any applicable regulatory framework.
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
Government regulations are further discussed within Item 7, Management’s Discussion and Analysis of Financial Information and Results of Operations — Other Matters.
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
COLLECTIVE BARGAINING
Approximately 75% of KCSR employees are covered by collective bargaining agreements. These agreements do not have expiration dates, but rather remain in place until modified by subsequent agreements. KCSR participates in industry-wide multi-employer bargaining as a member of the National Carriers’ Conference Committee (the “NCCC”), as well as local bargaining for agreements that are limited to KCSR's property. Multi-employer agreements are subject to a procedure that allows requests for changes to be served every five years. Long-term agreements were reached voluntarily or through the arbitration process during 2017 and 2018 covering all of the participating unions. These agreements will be in effect through December 2019.
KCSM Servicios union employees are covered by one labor agreement, which was signed on April 16, 2012, between KCSM Servicios and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (“Mexican Railroad Union”), and which remains in effect during the period of the Concession, for the purpose of regulating the relationship between the parties. Approximately 80% of KCSM Servicios employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other benefits are subject to negotiation every two years. The union labor negotiations with the Mexican Railroad Union have not historically resulted in any strike, boycott or other disruption in KCSM’s business operations. During the third quarter of 2018, KCSM Servicios and the Mexican Railroad Union concluded their negotiation over compensation terms for the period covering July 1, 2018, to June 30, 2019. The finalization of the compensation terms did not have a significant effect on the consolidated financial statements.
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
Patrick J. Ottensmeyer — President and Chief Executive Officer— 61 — Served in this capacity since July 1, 2016. Mr. Ottensmeyer has been a director of KCS since July 1, 2016 and served as President of KCS since March 1, 2015. He served as Executive Vice President Sales and Marketing of KCS from October 16, 2008 through March 1, 2015. Mr. Ottensmeyer joined KCS in May 2006 as Executive Vice President and Chief Financial Officer.
Warren K. Erdman — Executive Vice President — Administration and Corporate Affairs — 60 — Served in this capacity since April 2010. Mr. Erdman served as Executive Vice President — Corporate Affairs from October 2007 until April 2010. He served as Senior Vice President — Corporate Affairs of KCS and KCSR from January 2006 to September 2007. Mr. Erdman served as Vice President — Corporate Affairs of KCS from April 15, 1997 to December 31, 2005 and as Vice President — Corporate Affairs of KCSR from May 1997 to December 31, 2005. Prior to joining KCS, Mr. Erdman served as Chief of Staff to United States Senator Kit Bond of Missouri from 1987 to 1997.
Brian D. Hancock — Executive Vice President and Chief Innovation Officer — 53 — Served in this capacity since October 1, 2018. Mr. Hancock served as Executive Vice President and Chief Marketing Officer from August 2015 until September 2018. Prior to joining KCS, Mr. Hancock served as Senior Vice President of Supply Chain for Family Dollar Stores, Inc. from 2013 to July 2015. From 2011 to 2013, Mr. Hancock served as President – North America for The Martin – Brower Company, L.L.C. From 2005 to 2011, he served as Vice President – Global Supply Chain for Whirlpool Corporation.
Jeffrey M. Songer — Executive Vice President and Chief Operating Officer — 49 — Served in this capacity since March 2016. Mr. Songer served as Senior Vice President Engineering and Chief Transportation Officer of the Company from August 2014 to February 2016 and as Vice President and Chief Engineer for KCSR from June 2012 to July 2014. Prior to serving as

KCSR’s Vice President and Chief Engineer, Mr. Songer served as Assistant Vice President — Engineering and Planning from March 2011 to June 2012, and as its General Director — Planning, Scheduling & Administration from January 2007 to March 2011.
Michael W. Upchurch — Executive Vice President and Chief Financial Officer — 58 — Served in this capacity since October 16, 2008. Mr. Upchurch joined KCS in March 2008 as Senior Vice President Purchasing and Financial Management. From 1990 through September 2006, Mr. Upchurch served in various senior financial leadership positions at Sprint Corporation, including Senior Vice President Financial Operations, Senior Vice President Finance Sprint Business Solutions and Senior Vice President Finance Long Distance Division.
José Guillermo Zozaya Delano — President and Executive Representative — KCSM — 66 — Served in this position since April 20, 2006. Mr. Zozaya has 35 years of experience in law and government relations, most recently as the Legal and Government Relations Director for ExxonMobil México, S.A. de C.V., where he spent nine years prior to joining KCSM.
Lora S. Cheatum — Senior Vice President — Human Resources — 62 — Served in this capacity since joining KCS in October 2014. Ms. Cheatum previously served as Senior Vice President Global Human Resources of Layne Christensen from 2012 to October 2014. From 2010 to 2012, she served as Director — Field Operations at Fitness Together Holdings, Inc. Ms. Cheatum spent nine years with Kansas City Power & Light, from 2001 to 2010, where she was Vice President of Procurement and previously as Vice President Human Resources.
Michael J. Naatz — Executive Vice President and Chief Marketing Officer — 53 — Served in this capacity since October 1, 2018. Mr. Naatz served as Senior Vice President Operations Support and Chief Information Officer from August 2014 until September 2018 and as Senior Vice President and Chief Information Officer of the Company from May 2012 to July 2014. Prior to joining KCS, Mr. Naatz served as President of USF Holland, a YRC Worldwide, Inc. (“YRCW”) company, from 2011 to May 2012. From 2010 to 2011, Mr. Naatz served as President and Chief Customer Officer - Customer Care Division at YRCW. From 2008 to 2010, he served as Executive Vice President and Chief Information & Service Officer at YRCW. From 2005 to 2007, he served as President — Enterprise Services Division at YRCW. From 1994 to 2005, he held various leadership positions with USF Corporation.
Suzanne M. Grafton — Vice President and Chief Accounting Officer — 43 — Served in this capacity since July 24, 2017. Ms. Grafton served as Vice President of Audit and Enterprise Risk Management of the Company from April 2016 to July 2017 and as Vice President of Accounting from May 2014 to March 2016. From September 2006 to May 2014, Ms. Grafton served in various accounting leadership positions at KCS.
William J. Wochner — Senior Vice President and Chief Legal Officer — 71 — Served in this capacity since February 2007. Effective March 31, 2019, Mr. Wochner will be retiring. He served as Vice President and Interim General Counsel from December 2006 to January 2007. From September 2006 to December 2006, Mr. Wochner served as Vice President and Associate General Counsel. From March 2005 to September 2006, Mr. Wochner served as Vice President Sales and Marketing/Contracts for KCSR. From February 1993 to March 2005, Mr. Wochner served as Vice President and General Solicitor of KCSR.
Adam J. Godderz — General Counsel and Corporate Secretary — 44 — Served in this capacity since January 1, 2019. Mr. Godderz served as Associate General Counsel and Corporate Secretary of the Company from June 2018 to December 2018 and as Vice President of Labor Relations and Corporate Secretary from November 2015 to May 2018. From January 2013 to November 2015, Mr. Godderz served as Associate General Counsel and Corporate Secretary.  From September 2007 to January 2013, Mr. Godderz served as Associate General Counsel at KCS.
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
AVAILABLE INFORMATION
KCS’s website (www.kcsouthern.com) provides at no cost KCS’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after the electronic filing of these reports is made with the Securities and Exchange Commission. In addition, KCS’s corporate governance guidelines, ethics and legal compliance policy, and the charters of the Audit Committee, the Finance and Strategic

Investments Committee, the Nominating and Corporate Governance Committee and the Compensation and Organization Committee of the Board of Directors are available on KCS’s website. These guidelines, policies and charters are available in print without charge to any stockholder requesting them. Written requests for these materials may be made to the Corporate Secretary, P.O. Box 219335, Kansas City, Missouri 64121-9335 (or if by express delivery to 427 West 12th Street, Kansas City, Missouri 64105). From time to time, KCS publicly designates material information by posting it on the website, investors.kcsouthern.com, in lieu of press releases.
See Item 8, Financial Statements and Supplementary Data — Note 1, Description of the Business and Note 18, Geographic Information for more information on the description and general development of the Company’s business and financial information about geographic areas.

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
New economic regulation in the U.S. or Mexico in current or future proceedings could change the regulatory framework within which the Company operates which could materially change the Company's business and have a material adverse effect on the Company's consolidated financial statements.
As part of the Rail Safety Improvement Act of 2008 in the United States, Class I railroad carriers and passenger and commuter rail operators must implement PTC, a technology designed to help prevent train-to-train collisions, overspeed derailments, incursions into rail work zones, and entry into main line track if a switch is misaligned. PTC is required to be implemented at certain locations, including main line track where toxic inhalation hazard movements regularly occur or where passenger operations occur. The Surface Transportation Extension Act of 2015 amended the PTC deadline set by the Rail Safety Improvement Act to require implementation of PTC by the end of 2018, which was extended to December 31, 2020 for KCS, as certain other criteria were satisfied. PTC will add to operating costs, increase the number of employees the Company employs and require KCS to make significant investments in new safety technology. KCS’s failure to meet deadlines, including any extension, could result in fines, service interruptions or penalties and could have a material adverse effect on the Company’s consolidated financial statements.
KCS’s failure or inability to comply with applicable laws and regulations could have a material adverse effect on the Company’s consolidated financial statements and operations, including fines, penalties, or limitations on operating activities until compliance with applicable requirements is achieved. Congress and government agencies may change the legislative or regulatory framework within which the Company operates without providing any recourse for any adverse effects on the Company’s business that occur as a result of such change. Additionally, some of the regulations require KCS to obtain and maintain various licenses, permits and other authorizations. Any failure to obtain or maintain these licenses, permits, and other authorizations could have a material adverse effect on KCS’s business operations.

KCSM’s Mexican Concession is subject to revocation or termination in certain circumstances which would prevent KCSM from conducting rail operations over the Concession and would have a material adverse effect on the Company’s consolidated financial statements.
KCSM operates under the Concession granted by the Mexican government until June 2047, which is renewable for an additional period of up to 50 years, subject to certain conditions. The Concession gives KCSM exclusive rights to provide freight transportation services over its rail lines through 2027 (the first 30 years of the 50-year Concession), subject to certain trackage and haulage rights granted to other concessionaires. The SCT and ARTF, which are principally responsible for regulating railroad services in Mexico, have broad powers to monitor KCSM’s compliance with the Concession, and they can require KCSM to supply them with any technical, administrative and financial information they request. Among other obligations, KCSM must comply with the investment commitments established in its business plan, which forms an integral part of the Concession, and must update the plan every three years. The SCT treats KCSM’s business plans confidentially. The SCT and ARTF also monitor KCSM’s compliance with efficiency and safety standards established in the Concession. The SCT and ARTF review, and may amend, these standards from time to time.
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
The SCT may revoke the Concession if KCSM is sanctioned for the same cause at least three times within a period of five years for any of the following: unjustly interrupting the operation of its rail lines or for charging rates higher than those it has registered with the ARTF; unlawfully restricting the ability of other Mexican rail operators to use its rail lines; failing to make payments for damages caused during the performance of services; failing to comply with any term or condition of the Mexican Regulatory Railroad Service Law and regulations or the Concession; failing to make the capital investments required under its three-year business plan filed with the SCT; or failing to maintain an obligations compliance bond and insurance coverage as specified in the Mexican Regulatory Railroad Service Law and regulations. In addition, the Concession would terminate automatically if KCSM changes its nationality or assigns or creates any lien on the Concession, or if there is a change in control of KCSM without the SCT’s approval. The SCT may also terminate the Concession as a result of KCSM’s surrender of its rights under the Concession, or for reasons of public interest or upon KCSM’s liquidation or bankruptcy. If the Concession is terminated or revoked by the SCT for any reason, KCSM would receive no compensation and its interest in its rail lines, and all other fixtures covered by the Concession, as well as all improvements made by it, would revert to the Mexican government. Revocation or termination of the Concession could have a material adverse effect on the Company’s consolidated financial statements.
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
The social and political situation in Mexico could adversely affect the Mexican economy and changes in laws, public policies and government programs could be enacted, which could have a material adverse effect on KCS’s consolidated financial statements.
Downturns in the United States economy or in trade between the United States and Asia or Mexico and fluctuations in the peso-dollar exchange rates could have adverse effects on KCS’s consolidated financial statements.
The level and timing of KCS’s Mexican business activity is heavily dependent upon the level of United States-Mexican trade and the effects of current or future multinational trade agreements on such trade. The Mexican operations depend on the United States and Mexican markets for the products KCSM transports, the relative position of Mexico and the United States in these markets at any given time, and tariffs or other barriers to trade. Failure to preserve free trade provisions, or any other action imposing import duties or border taxes, could negatively impact KCS customers and the volume of rail shipments, and could have a material adverse effect on KCS’s consolidated financial statements.
Downturns in the United States or Mexican economies or in trade between the United States and Mexico could have material adverse effects on KCS’s consolidated financial statements and the Company’s ability to meet debt service obligations. In addition, KCS has invested significant amounts in developing its intermodal operations, including the Port of Lazaro Cardenas, in part to provide Asian importers with an alternative to the west coast ports of the United States, and the level of intermodal traffic depends, to an extent, on the volume of Asian shipments routed through Lazaro Cardenas. Reduction in trading volumes, which may be caused by factors beyond KCS’s control, including increased government regulations regarding the safety and quality of Asian-manufactured products, could have a material adverse effect on KCS’s consolidated financial statements.
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
Fluctuations in the peso-dollar exchange rates also have an effect on KCS’s consolidated financial statements. A weakening of the peso against the U.S. dollar would cause reported peso-denominated revenues and expenses to decrease, and could increase reported foreign exchange loss due to the Company’s net monetary assets that are peso-denominated. Exchange rate variations also affect the calculation of taxes under Mexican income tax law, and a strengthening of the peso against the U.S. dollar could cause an increase in the Company’s cash tax obligation and effective income tax rate.
Severe weather or other natural disasters could result in significant business interruptions and expenditures.
The Company’s operations may be affected by severe weather or other natural disasters. The Company operates in and along the Gulf of Mexico, and its facilities may be materially adversely affected by hurricanes, floods and other extreme weather conditions that could also adversely affect KCS’s shipping, agricultural, chemical and other customers. Severe weather or other natural disasters could result in significant business interruption and could have a material adverse effect on KCS’s consolidated financial statements.
KCS’s business may be adversely affected by changes in general economic or other conditions.
KCS’s operations may be materially adversely affected by changes in the economic conditions of the industries and geographic areas that produce and consume the freight that KCS transports. The relative strength or weakness of the United States and Mexican economies affects the businesses served by KCS. A significant and sustained decrease in crude oil prices could adversely affect the transport of crude oil by rail to the U.S. Gulf region as well as negatively impact railroad volumes related to equipment and other materials that support crude oil production. Prolonged negative changes in domestic and global economic conditions or disruptions of either or both of the financial and credit markets, including the availability of short and long-term debt financing, may affect KCS, as well as the producers and consumers of the commodities that KCS transports and may have a material adverse effect on KCS’s consolidated financial statements.
The transportation industry is highly cyclical, generally tracking the cycles of the world economy. Although transportation markets are affected by general economic conditions, there are numerous specific factors within each particular market that may influence operating results. Some of KCS’s customers do business in industries that are highly cyclical, including the energy, automotive, housing and agriculture industries. Any downturn or change in government policy in these industries could have a material adverse effect on operating results. Also, some of the products transported have had a historical pattern of price cyclicality which has typically been influenced by the general economic environment and by industry capacity and demand. KCS cannot assure that prices and demand for these products will not decline in the future, adversely affecting those industries and, in turn, could have a material adverse effect on the Company’s consolidated financial statements.
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
KCS may experience capacity constraints due to increased demand for rail services, unavailability of equipment, crew shortages, or extreme weather. Also, due to the interconnectivity between all railroads, especially in the U.S., congestion on other railroads could result in operational inefficiencies for KCS. Traffic congestion experienced in the U.S. or Mexican railroad system may result in overall traffic congestion which would impact the ability to move traffic to and from Mexico, which could result in operational inefficiencies for KCS and could have a material adverse effect on KCS’s operations.
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
The railroad industry is dominated by a few large carriers. These larger railroads could attempt to use their size and pricing power to block other railroads’ access to gateways and routing options that are currently and have historically been available. In addition, if there is future consolidation in the railroad industry in the United States or Mexico, there can be no assurance that it will not have a material adverse effect on the Company’s consolidated financial statements.
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
A key part of KCS’s growth strategy is based upon the conversion of truck traffic to rail. There can be no assurance the Company will succeed in its efforts to convert traffic from truck to rail transport or that the customers already converted will be retained. If the railroad industry in general is unable to preserve its competitive advantages vis-à-vis the trucking industry, revenue growth could be adversely affected. Additionally, revenue growth could be affected by, among other factors, an expansion in the availability, or an improvement in the quality, of the trucking services offered by carriers resulting from regulatory and administrative interpretations and implementation of certain provisions of current or future multinational trade agreements, and KCS’s inability to grow its existing customer base and capture additional cargo transport market share because of competition from the shipping industry and other railroads.
KCS’s business strategy, operations and growth rely significantly on agreements with other railroads and third parties.
Operation of KCS’s rail network and its plans for growth and expansion rely significantly on agreements with other railroads and third parties, including joint ventures and other strategic alliances, as well as interchange, trackage rights, haulage rights and marketing agreements with other railroads and third parties that enable KCS to exchange traffic and utilize trackage the Company does not own. KCS’s ability to provide comprehensive rail service to its customers depends in large part upon its ability to maintain these agreements with other railroads and third parties, and upon the performance of the obligations under the agreements by the other railroads and third parties. The termination of, or the failure to renew, these agreements could have a material adverse effect on KCS’s consolidated financial statements. KCS is also dependent in part upon the financial strength and efficient performance of other railroads. There can be no assurance that KCS will not be materially adversely affected by operational or financial difficulties of other railroads.
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
KCS’s failure or inability to comply with applicable environmental laws and regulations could have a material adverse effect on the Company’s consolidated financial statements and operations, including fines, penalties, or limitations on operating activities until compliance with applicable requirements is achieved. Government entities may change the legislative or regulatory framework within which the Company operates without providing any recourse for any adverse effects on the Company’s business that occur as a result of such change. Additionally, some of the regulations require KCS to obtain and maintain various licenses, permits and other authorizations. Any failure to obtain or maintain these licenses, permits, and other authorizations could have a material adverse effect on KCS’s business operations.
KCS’s business is vulnerable to fluctuations in fuel costs and disruptions in fuel supplies.
KCS incurs substantial fuel costs in its railroad operations and these costs represent a significant portion of its transportation expenses. Significant price increases for fuel may have a material adverse effect on operating results. If KCS is unable to recapture its costs of fuel from its customers, operating results could be materially adversely affected. In addition, a severe disruption of fuel supplies resulting from supply shortages, political unrest, a disruption of oil imports, weather events, war, or otherwise, and the resulting impact on fuel prices could have a material adverse effect on KCS’s consolidated financial statements.
KCSM currently meets the majority of its fuel requirements through purchases from PEMEX Transformación Industrial (“PEMEX”), a national oil company in Mexico, and other authorized fuel distributors of PEMEX fuel around the country. If PEMEX were to experience significant operational difficulties not quickly resolved, the KCSM operations could be materially adversely affected.
Weaknesses in the short and long-term debt markets could negatively impact the Company’s access to capital.
Due to the significant capital expenditures required to operate and maintain a safe and efficient railroad, the Company regularly obtains financing through the issuance of long-term debt instruments and short-term commercial paper, as well as credit facilities provided by financial institutions. Instability or disruptions of the capital markets, including debt markets, or the deterioration of the Company’s financial condition due to internal or external factors, could restrict or prohibit access and could increase the cost of financing sources. A significant deterioration of the Company’s financial condition could also reduce credit ratings to below investment grade, limiting its access to external sources of capital, and increasing the costs of short and long-term debt financing, and could have a material adverse effect on KCS’s consolidated financial statements.
KCS’s business may be affected by climate change and the market and regulatory responses to climate change.
Climate change could have a material adverse effect on operations and KCS’s consolidated financial statements. Restrictions, caps, taxes, or other controls on emissions of greenhouse gases, including diesel exhaust, could significantly impact operations and increase operating costs. Restrictions on emissions could also affect KCS’s customers that use commodities that KCS transports to produce energy, use significant amounts of energy in producing or delivering the commodities KCS transports, or manufacture or produce goods that consume significant amounts of energy or burn fossil fuels, including coal-fired power plants, chemical producers, farmers and food producers, and automakers and other manufacturers. Significant cost increases, government regulation, or changes of consumer preferences for goods or services relating to alternative sources of energy or emissions reductions could materially affect the markets for the commodities KCS transports, which in turn could have a material adverse effect on KCS’s consolidated financial statements. Government incentives encouraging the use of alternative sources of energy could also affect certain customers and their respective markets for certain commodities KCS transports in an unpredictable manner that could alter traffic patterns, including, for example, the impacts of ethanol incentives on farming and ethanol producers. Any of these factors, individually or in conjunction with one or more of the other factors, or other unforeseen impacts of climate change could have a material adverse effect on KCS’s consolidated financial statements.
A majority of KCS’s employees belong to labor unions. Strikes or work stoppages could adversely affect operations.
The Company is a party to collective bargaining agreements with various labor unions in the United States and Mexico. As of December 31, 2018, approximately 75% and 80% of KCSR and KCSM Servicios employees, respectively, were covered by labor contracts subject to collective bargaining. The Company may be subject to, among other things, strikes, work stoppages or work slowdowns as a result of disputes under these collective bargaining agreements and labor contracts or KCS’s potential inability to negotiate acceptable contracts with these unions. In the United States, because such agreements are generally negotiated on an industry-wide basis, determination of the terms and conditions of labor agreements have been and could continue to be beyond KCS’s control. KCS may, therefore, be subject to terms and conditions in industry-wide labor agreements that could have a material adverse effect on its consolidated financial statements. If the unionized workers in the United States or Mexico were to engage in a strike, work stoppage or other slowdown; if other employees were to become unionized or if the terms and conditions in future labor agreements were renegotiated, KCS could experience a significant disruption of its operations and higher ongoing labor costs. Although the U.S. Railway Labor Act imposes restrictions on the right of United States railway workers to strike, there is no law in Mexico imposing similar restrictions on the right of railway workers in that country to strike.
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
Terrorist attacks, such as an attack on the Company’s chemical transportation activities, any government response thereto and war or risk of war could have a material adverse effect on KCS’s consolidated financial statements. These acts may also impact the Company’s ability to raise capital or its future business opportunities. KCS’s rail lines and facilities could be direct targets or indirect casualties of acts of terror, which could cause significant business interruption and damage to KCS’s property. In recent years, there have been reported incidents of train-related robberies in Mexico, including incidents involving KCSM’s trains and infrastructure. Other acts of violence or crime could also materially adversely affect the Company’s business.
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
Track Configuration
The Kansas City Southern Railway Company (“KCSR”) operates over a railroad system consisting of approximately 3,400 route miles in ten states extending from the midwest and southeast portions of the United States south to the Mexican border, which includes approximately 640 miles of trackage rights that permit KCSR to operate its trains with its crews over other railroads’ tracks.
Under its concession from the Mexican government (the “Concession”), Kansas City Southern de México, S.A. de C.V. (“KCSM”) has the right to operate approximately 3,300 route miles, but does not own the land, roadway, or associated structures, and additionally has approximately 550 miles of trackage rights. The Concession requires KCSM to make investments as described in a business plan filed every three years with the Mexican government. See Item 1A, Risk Factors — “KCSM’s Mexican Concession is subject to revocation or termination in certain circumstances which would prevent KCSM from operating its railroad and would have a material adverse effect on the Company’s consolidated financial statements.”

Kansas City Southern Rail Network

The Kansas City Southern Railway Company/Kansas City Southern de Mexico, S.A. de C.V.
Haulage and/or Marketing Agreements and Trackage Rights
Intermodal Facility
Port
Gulf of Mexico
NE
IA
IL
IN
OH
PA
CO
KS
MO
KY
WV
VA
OK
AR
TN
NC
SC
MS
AL
GA
TX
LA
FL
Omaha
Council Bluffs
Lincoln
Atchison
Topeka
Kansas City
Marshall
Clark
Mexico
Louisiana
Roodhouse
Jacksonville
Springfield
East St. Louis
Chicago
Amsterdam
Pittsburg
Joplin
Neosho
Sallisaw
Fort Smith
Spiro
Heavener
Waldron
De Queen
Nashville
Ashdown
Hope
Texarkana
Sulphur Springs
Hughes Springs
Springhill
Minden
Metro
Wylie
Alliance
Dallas
Jefferson
Sibley
Gibsland
Monroe
Redwood
Sebastopol
Jackson
Shreveport
Bayou Pierre
Vicksburg
Joyce
Winnfield
Kraft
Natchitoches
Alexandria
Newton
Bay Springs
Hattiesburg
Palmer
Waynesboro
Mobile
DeRidder
Port Hudson
Brooklawn
Baton Rouge
Geismar
New Orleans
Delisle
Gulfport
DeQuincy
West Lake
West Lake Charles
Beaumont
Nederland
Port Arthur
Rosenberg
Kendleton
Houston
Galveston
Victoria
Robstown
Corpus Christi
Laredo
Nuevo Laredo
Sanchez
Hebbronville
Corinth
Counce
Yellow Creek
New Albany
Tupelo
Aberdeen
Artesia
Columbus
Brookwood
Birmingham
Tuscaloosa
Louisville
Meridian
Coah.
Salinas Victoria
Brownsville
Reynosa
Matamoros
Saltillo
Ramos Arizpe
Monterrey
N.L.
Pedro C. Morales
Tamps.
Zac.
Vanegas
Laguna Seca
S.L.P.
Altamira
Tampico
Chicalote
Aguascalientes
Arellano
Ags.
San Luis Potosi
Ciudad Valles
Escobedo
Silao
Gto.
Viborillas
Ahorcado
Guadalajara
Jal.
Irapuato
Celaya
Queretaro
Mariscala
Qro.
Hidalgo
Acambaro
Morelia
Ajuno
Uruapan
Mich.
Lecheria
Toluca
Mexico City
D.F.
Méx.
Mor.
Puebla
Pue.
Oriental
Xalapa
Ver.
Santa Fe
Veracruz
Lazaro Cardenas
Gro.
Oax.
Chis.
Tab.
Camp.
Yuc.
Q. Roo.

Equipment Configuration
As of December 31, 2018 and 2017, KCS owned and leased the following units of equipment:

	2018			2017
	Owned	Leased	Total	Owned	Leased	Total
Freight Cars:
Box cars	3,178	991	4,169	3,205	1,212	4,417
Hoppers (covered and open top)	5,419	1,108	6,527	4,735	2,107	6,842
Gondolas	2,560	169	2,729	2,619	1,267	3,886
Automotive	3,316	742	4,058	2,731	1,142	3,873
Flat cars (intermodal and other)	1,142	1,075	2,217	850	98	948
Tank cars	4	570	574	4	568	572
Total	15,619	4,655	20,274	14,144	6,394	20,538

Locomotives:
Freight	753	119	872	736	146	882
Switching	177	—	177	187	—	187
Total	930	119	1,049	923	146	1,069

Average Age (in Years) of Owned and Leased Locomotives:	2018	2017
Freight	16.9	16.2
Switching	43.5	42.0
All locomotives	21.5	20.2
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
Capital Expenditures
The Company’s cash capital expenditures for the three years ended December 31, 2018, 2017, and 2016, and planned 2019 capital expenditures are included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Expenditures. See also Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Capitalization, Depreciation and Amortization of Property and Equipment (including Concession Assets) regarding the Company’s policies and guidelines related to capital expenditures.

Item 3.	Legal Proceedings
The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. For more information on legal proceedings, see Item 1A, Risk Factors — “KCS may be subject to various claims and litigation that could have a material adverse effect on KCS’s consolidated financial statements,” Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations  — Other Matters — Litigation, and Item 8, Financial Statements and Supplementary Data — Note 16, Commitments and Contingencies.

Item 4.	Mine Safety Disclosures
Not applicable.

Part II

Item 5.	Market for KCS’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Company’s common stock is traded on the New York Stock Exchange under the ticker symbol “KSU”. The following table presents for the quarters indicated the dividends declared for the Company’s common and preferred stock.

	Fourth	Third	Second	First
2018
Dividends per share:
Common stock	$0.36	$0.36	$0.36	$0.36
$25 par preferred stock	0.25	0.25	0.25	0.25

2017
Dividends per share:
Common stock	$0.36	$0.36	$0.33	$0.33
$25 par preferred stock	0.25	0.25	0.25	0.25

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
Holders
There were 2,063 record holders of KCS common stock on January 18, 2019; however, the number of actual holders of KCS common stock is greater due to the practice of brokerage firms registering many shares for clients in the brokerage firm’s name.
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information about securities authorized for issuance under KCS’s equity compensation plans.

Performance Graph
The following graph shows the changes in value over the five years ended December 31, 2018, of an assumed investment of $100 in: (i) KCS’s common stock; (ii) the stocks that comprise the Dow Jones U.S. Industrial Transportation Index; and (iii) the stocks that comprise the S&P 500 Index. The table following the graph shows the value of those investments on December 31 for each of the years indicated. The values for the assumed investments depicted on the graph and in the table have been calculated assuming that any cash dividends are reinvested.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Among Kansas City Southern, the S&P 500 Index
and the Dow Jones U.S. Industrial Transportation Index

	2013	2014	2015	2016	2017	2018
Kansas City Southern	$100.00	$99.55	$61.80	$71.28	$89.63	$82.40
S&P 500 (1)	100.00	113.69	115.26	129.05	157.22	150.33
Dow Jones U.S. Industrial Transportation (2)	100.00	121.68	94.72	122.67	157.31	144.98
_____________________

(1)
The S&P 500 is a registered trademark of Standard & Poor’s, a division of S&P Global, Inc. The S&P 500 Index reflects the weighted average market value for 500 companies whose shares are traded on the New York Stock Exchange, American Stock Exchange and the Nasdaq Stock Market.

(2)	The Dow Jones U.S. Industrial Transportation Index is a registered trademark of S&P Dow Jones Indices LLC, a division of S&P Global, Inc.

Purchases of Equity Securities
During 2018, KCS repurchased 2,272,213 shares of common stock for $243.1 million at an average price of $106.98 per share and 13,775 shares of $25 par preferred stock for $0.4 million at an average price of $26.23 per share. See Item 8, Financial Statements and Supplementary Data — Note 14, Stockholders’ Equity for additional information.
The following table presents stock repurchases during each month for the fourth quarter of 2018:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be purchased under the Plans or Programs (2)
Common stock
October 1-31, 2018	100,909	$102.00	100,909	$371,439,510
November 1-30, 2018	345,341	$100.58	345,341	$336,705,382
December 1-31, 2018	350,757	$99.71	350,757	$301,732,864
Total	797,007		797,007
$25 Par preferred stock
October 1-31, 2018	900	$26.53	—	—
November 1-30, 2018	2,500	$26.58	—	—
December 1-31, 2018	1,150	$26.15	—	—
Total	4,550		—

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
The selected financial data below (in millions, except per share amounts) should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as the consolidated financial statements and the related notes.

	2018	2017	2016	2015	2014
Earnings From Continuing Operations
Revenues	$2,714.0	$2,582.9	$2,334.2	$2,418.8	$2,577.1
Operating expenses (i) (ii) (iii)	1,727.7	1,661.3	1,515.7	1,615.0	1,768.0
Operating income	$986.3	$921.6	$818.5	$803.8	$809.1
Net income (iv) (v)	$629.4	$963.9	$479.9	$485.3	$504.3
Earnings per common share:
Basic	$6.16	$9.18	$4.44	$4.41	$4.56
Diluted	6.13	9.16	4.43	4.40	4.55
Financial Position
Total assets	$9,469.8	$9,198.7	$8,817.5	$8,341.0	$7,976.4
Total long-term debt obligations, including current portion and short-term borrowings	2,689.4	2,619.4	2,478.2	2,401.1	2,301.4
Total stockholders’ equity	4,813.0	4,548.9	4,089.9	3,914.3	3,755.5
Total equity	5,132.7	4,865.4	4,404.5	4,224.7	4,064.1
Other Data Per Common Share
Cash dividends declared per common share	$1.44	$1.38	$1.32	$1.32	$1.12
_____________________

(i)	During 2018, the Company recognized a pre-tax gain of $17.9 million within operating expenses for insurance recoveries related to damage from Hurricane Harvey in 2017.

(ii)
During 2018, 2017 and 2016, the Company recognized a benefit of $37.7 million, $44.1 million and $62.8 million respectively, within operating expenses related to a credit available for the excise tax included in the price of fuel that is purchased and consumed in locomotives and certain work equipment in Mexico.

(iii)
During 2015 and 2014, the Company recognized pre-tax lease termination costs of $9.6 million and $38.3 million, respectively, within operating expenses due to the early termination of certain operating leases and the related purchase of equipment.

(iv)
During 2018, 2015 and 2014, the Company recognized pre-tax debt retirement and exchange costs of $2.2 million, $7.6 million and $6.6 million, respectively, related to debt retirement and restructuring activities that occurred during the periods.

(v)
During 2017, the Company recognized a provisional $413.0 million net tax benefit, as a result of the Tax Cuts and Jobs Act (the “Tax Reform Act”), which was signed into law December 22, 2017. During 2018, the Company recognized a $20.9 million net tax benefit for adjustments to the provisional tax impacts of the Tax Reform Act recognized in 2017.

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
CAUTIONARY INFORMATION
The discussions set forth in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, quarterly earnings calls, executive presentations, in the annual report to stockholders and in other filings with the Securities and Exchange Commission. Readers can usually identify these forward-looking statements by the use of such verbs as “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. These statements involve a number of risks and uncertainties. Actual results could materially differ from those anticipated by such forward-looking statements. Such differences could be caused by a number of factors or combination of factors including, but not limited to, the factors identified below and those discussed under Item 1A, Risk Factors, of this Form 10-K. Readers are strongly encouraged to consider these factors and the following factors when evaluating any forward-looking statements concerning the Company:

•	the outcome of claims and litigation, including those related to environmental contamination, personal injuries and property damage;

•	changes in legislation and regulations or revisions of controlling authority;

•	the adverse impact of any termination or revocation of Kansas City Southern de México, S.A. de C.V. (“KCSM”)’s concession by the Mexican government;

•	United States, Mexican and global economic, political and social conditions;

•	the effects of current and future multinational trade agreements on the level of trade among the United States, Mexico and Canada;

•	the level of trade between the United States and Asia or Mexico;

•	the effects of fluctuations in the peso-dollar exchange rate;

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

•	compliance with environmental regulations;

•	disruption in fuel supplies, changes in fuel prices and the Company’s ability to recapture its costs of fuel from customers;

•	material adverse changes in economic and industry conditions, including the availability of short and long-term financing, both within the United States and Mexico and globally;

•	climate change and the market and regulatory responses to climate change;

•	changes in labor costs and labor difficulties, including strikes and work stoppages affecting either operations or customers’ abilities to deliver goods for shipment;

•	KCS’s reliance on certain key suppliers of core rail equipment;

•	unavailability of qualified personnel; and

•	acts of terrorism, war or other acts of violence or crime or risk of such activities.
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
CORPORATE OVERVIEW
Kansas City Southern, a Delaware corporation, is a transportation holding company that has railroad investments in the U.S., Mexico and Panama. In the U.S., the Company serves the central and south central U.S. Its international holdings serve northeastern and central Mexico and the port cities of Lazaro Cardenas, Tampico and Veracruz, and a fifty percent interest in Panama Canal Railway Company provides ocean-to-ocean freight and passenger service along the Panama Canal. KCS’s North American rail holdings and strategic alliances are primary components of a North American Free Trade Agreement (“NAFTA”) railway system, linking the commercial and industrial centers of the U.S., Canada and Mexico. Its principal subsidiaries and affiliates include the following:

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
EXECUTIVE SUMMARY
2018 Financial Overview
Revenues in 2018 increased 5% from 2017, due to 3% and 2% increases in revenue per carload/unit and carload/unit volumes, respectively. Revenue per carload/unit increased due to higher fuel surcharge and positive pricing impacts, partially offset by the weakening of the Mexican peso against the U.S. dollar. Volumes increased primarily due to increased refined product shipments to Mexico, crude oil growth as a result of increased production in Canada, higher intermodal volumes, and favorable comparative volumes due to Hurricane Harvey service interruptions in 2017. These increases were partially offset by a decline in Energy driven primarily by a reduction in utility coal volume due to a Texas utility closure in January 2018, and network congestion in northern Mexico during the second half of 2018. During the second half of the fourth quarter of 2018, network fluidity improved from the peak congestion that occurred in the third quarter of 2018.
Operating expenses increased 4% compared to 2017, primarily due to higher fuel prices, increases in depreciation and personal injury expense, and an increase in expenses due to network congestion in northern Mexico. These increases were partially offset by gain on insurance recoveries related to hurricane damage and the weakening of the Mexican peso against the U.S. dollar. Expense fluctuations resulting from higher fuel prices and the weakening of the Mexican peso partially offset the revenue fluctuations driven by these same macroeconomic factors. Operating expenses as a percentage of revenues decreased to 63.7% in 2018 from 64.3% in 2017.

In 2018, the Company invested $512.3 million in capital expenditures. In addition, the Company purchased $100.5 million of equipment under existing operating leases or replacement equipment as certain operating leases expired, which was primarily funded with internally generated cash flows and debt.
The Company reported 2018 earnings of $6.13 per diluted share on consolidated net income attributable to Kansas City Southern and subsidiaries of $627.4 million for the year ended December 31, 2018, compared to annual earnings of $9.16 per diluted share on consolidated net income attributable to Kansas City Southern and subsidiaries of $962.0 million for 2017. The decrease is due to a higher effective tax rate in 2018 primarily as a result of the $413.0 million net tax benefit recognized in 2017 resulting from the Tax Cuts and Jobs Act (the “Tax Reform Act”), and lower foreign exchange gain, partially offset by an increase in operating income.

RESULTS OF OPERATIONS
Year Ended December 31, 2018, compared with the Year Ended December 31, 2017
The following summarizes KCS’s consolidated income statement components (in millions):

	2018	2017	Change
Revenues	$2,714.0	$2,582.9	$131.1
Operating expenses	1,727.7	1,661.3	66.4
Operating income	986.3	921.6	64.7
Equity in net earnings of affiliates	2.6	11.5	(8.9)
Interest expense	(110.0)	(100.2)	(9.8)
Debt retirement costs	(2.2)	—	(2.2)
Foreign exchange gain	7.8	41.7	(33.9)
Other income (expense), net	2.4	(0.3)	2.7
Income before income taxes	886.9	874.3	12.6
Income tax expense (benefit)	257.5	(89.6)	347.1
Net income	629.4	963.9	(334.5)
Less: Net income attributable to noncontrolling interest	2.0	1.9	0.1
Net income attributable to Kansas City Southern and subsidiaries	$627.4	$962.0	$(334.6)

Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
Chemical and petroleum	$622.1	$539.9	15%	297.9	273.5	9%	$2,088	$1,974	6%
Industrial and consumer products	591.0	588.3	—	324.9	329.9	(2%)	1,819	1,783	2%
Agriculture and minerals	486.4	477.4	2%	241.9	244.3	(1%)	2,011	1,954	3%
Energy	256.3	283.8	(10%)	248.6	291.7	(15%)	1,031	973	6%
Intermodal	382.8	363.8	5%	1,030.4	975.1	6%	372	373	—
Automotive	253.2	230.8	10%	161.9	155.5	4%	1,564	1,484	5%
Carload revenues, carloads and units	2,591.8	2,484.0	4%	2,305.6	2,270.0	2%	$1,124	$1,094	3%
Other revenue	122.2	98.9	24%
Total revenues (i)	$2,714.0	$2,582.9	5%

(i) Included in revenues:
Fuel surcharge	$253.1	$169.5
Revenues include revenue for transportation services and fuel surcharges. Revenues and carload/unit volumes increased 5% and 2%, respectively, for the year ended December 31, 2018, compared to the prior year. Volumes increased primarily due to increased refined product shipments to Mexico, crude oil growth as a result of increased production in Canada, higher intermodal volumes, and favorable comparative volumes due to Hurricane Harvey service interruptions in 2017. These increases were partially offset by a decline in Energy driven primarily by a reduction in utility coal volume due to a Texas utility closure in January 2018, and network congestion in northern Mexico during the second half of 2018.
Revenue per carload/unit increased by 3% due to higher fuel surcharge and positive pricing impacts. The increase in revenue per carload/unit was partially offset by the weakening of the Mexican peso against the U.S. dollar of approximately $9.0 million, compared to the prior year, for revenue transactions denominated in Mexican pesos. The average exchange rate of Mexican pesos per U.S. dollar was Ps.19.2 for 2018 compared to Ps.18.9 for 2017.
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
Fuel surcharge revenue increased $83.6 million for the year ended December 31, 2018, compared to the prior year, primarily due to higher fuel prices and increased fuel surcharge rates.

The following discussion provides an analysis of revenues by commodity group:
Revenues by commodity
group for 2018

Chemical and petroleum. Revenues increased $82.2 million for the year ended December 31, 2018, compared to 2017, due to a 9% increase in carload/unit volumes and a 6% increase in revenue per carload/unit. Volumes increased primarily due to increased refined fuel product shipments to Mexico and favorable comparative volumes due to Hurricane Harvey service interruptions in 2017. Revenue per carload/unit increased due to longer average length of haul, higher fuel surcharge, and positive pricing impacts.

Industrial and consumer products. Revenue increased $2.7 million for the year ended December 31, 2018, compared to 2017, due to a 2% increase in revenue per carload/unit offset by a 2% decrease in carload/unit volumes. Revenue per carload/unit increased due to higher fuel surcharge, mix, and positive pricing impacts, partially offset by shorter average length of haul due to change in sourcing location for a metals plant. Volumes decreased due to capacity constraints and network congestion in northern Mexico, partially offset by favorable comparative volumes due to Hurricane Harvey service interruptions in 2017.

Revenues by commodity
group for 2018

Agriculture and minerals. Revenues increased $9.0 million for the year ended December 31, 2018 compared to 2017, due to a 3% increase in revenue per carload/unit, partially offset by a 1% decrease in carload/unit volumes. Revenue per carload/unit increased due to higher fuel surcharge, longer average length of haul, and positive pricing impacts. Volume decreased due to network congestion in northern Mexico and changes in food products due to lower market demand, a facility outage, and shift in sourcing trends.

Energy. Revenues decreased $27.5 million for the year ended December 31, 2018, compared to 2017, due to a 15% decrease in carload/unit volumes, partially offset by a 6% increase in revenue per carload/unit. Utility coal volumes decreased due to a Texas utility closure in January 2018 and lower natural gas prices. Frac sand volumes decreased due to changes in sourcing patterns. These decreases were partially offset by crude oil growth driven by increased production in Canada with increased rail utilization. Revenue per carload/unit increased due to mix, higher fuel surcharge, and positive pricing impacts, partially offset by a shorter average length of haul.

Frac Sand
15%
Utility
Coal
46%
Crude Oil
22%
Coal &
Petroleum
Coke
17%

Intermodal. Revenues increased $19.0 million for the year ended December 31, 2018, compared to 2017, due to a 6% increase in carload/unit volumes attributable to growth in the U.S. domestic and cross-border lanes, which was aided by tight truck capacity, and favorable comparative volumes due to Hurricane Harvey service interruptions in 2017. This was partially offset by lower international volumes as a result of lost business to truck competition and competitive rail pricing due to the weakness of the Mexican peso against the U.S. dollar.
Automotive. Revenues increased $22.4 million for the year ended December 31, 2018, compared to 2017, due to 5% increase in revenue per carload/unit and a 4% increase in carload/unit volumes. Revenue per carload/unit increased due to higher fuel surcharge and positive pricing impacts, partially offset by a shorter average length of haul and the weakening of the Mexican peso against the U.S. dollar. Volumes increased due to an increase in plant production and an increase in Lazaro Cardenas import volumes, partially offset by network congestion in northern Mexico.

Operating Expenses
Operating expenses, as shown below (in millions), increased $66.4 million for the year ended December 31, 2018, compared to 2017, primarily due to higher fuel prices, increases in depreciation and personal injury expense, and an increase in expenses due to network congestion in northern Mexico during the second half of 2018. These increases were partially offset by a gain on insurance recoveries related to hurricane damage and the weakening of the Mexican peso against the U.S. dollar. The weakening of the Mexican peso against the U.S. dollar resulted in an expense reduction of approximately $9.0 million for expense transactions denominated in Mexican pesos. The average exchange rate of Mexican pesos per U.S. dollar was Ps.19.2 for 2018 compared to Ps.18.9 for 2017.

			Change
	2018	2017	Dollars	Percent
Compensation and benefits	$495.7	$493.8	$1.9	—
Purchased services	200.7	193.7	7.0	4%
Fuel	348.2	316.1	32.1	10%
Mexican fuel excise tax credit	(37.7)	(44.1)	6.4	(15%)
Equipment costs	126.1	129.2	(3.1)	(2%)
Depreciation and amortization	346.7	320.9	25.8	8%
Materials and other	265.9	251.7	14.2	6%
Gain on insurance recoveries related to hurricane damage	(17.9)	—	(17.9)	100%
Total operating expenses	$1,727.7	$1,661.3	$66.4	4%
Compensation and benefits. Compensation and benefits increased $1.9 million for the year ended December 31, 2018, compared to 2017, due to wage inflation of approximately $15.0 million and increased headcount of approximately $12.0 million, partially offset by a decrease in incentive compensation of approximately $14.0 million, reduced benefits of approximately $8.0 million, and the weakening of the Mexican peso of approximately $3.0 million.
Purchased services. Purchased services expense increased $7.0 million for the year ended December 31, 2018, compared to 2017, due to higher repairs and maintenance expense and increases in computer software and programming expenses, partially offset by savings from mechanical in-sourcing starting in the fourth quarter of 2017.
Fuel. Fuel expense increased $32.1 million for the year ended December 31, 2018, compared to 2017, due to higher diesel fuel prices of approximately $27.0 million and $18.0 million in the U.S. and Mexico, respectively, partially offset by lower consumption of approximately $9.0 million and the weakening of the Mexican peso of approximately $4.0 million. The average price per gallon was $2.58 in 2018, compared to $2.27 in 2017.
Mexican fuel excise tax credit. For the year ended December 31, 2018, the Company recognized a $37.7 million benefit, compared to a $44.1 million benefit recognized in 2017. The reduced benefit is due to a lower excise tax rate in effect for 2018 as compared to 2017.
Equipment costs. Equipment costs decreased $3.1 million for the year ended December 31, 2018, compared to 2017, due to lower lease expense, partially offset by higher car hire expense resulting from network congestion in northern Mexico.
Depreciation and amortization. Depreciation and amortization expense increased $25.8 million for the year ended December 31, 2018, compared to 2017, due to a larger asset base, including investments in positive train control.
Materials and other. Materials and other expense increased $14.2 million for the year ended December 31, 2018, compared to 2017, due to an increase in personal injury expense of approximately $2.0 million recognized in 2018, compared to an approximate $4.0 million reduction in personal injury expense recognized in 2017 as a result of changes in estimates. Additional increased expense was due to higher derailment activity of approximately $6.0 million, and mechanical in-sourcing, which resulted in additional materials purchased of approximately $3.0 million.

Gain on insurance recoveries related to hurricane damage. During 2018, the Company partially settled its insurance claim for $35.5 million related to Hurricane Harvey. As a result of the nonrefundable partial settlement, the Company recognized a gain on insurance recoveries of $17.9 million, net of the self-insured retention and insurance receivable.

Non-Operating Expenses
Equity in net earnings of affiliates. Equity in net earnings from affiliates decreased $8.9 million for the year ended December 31, 2018, compared to 2017. Significant components of this change are as follows:
* Equity in earnings from the operations of FTVM decreased $5.4 million for the year ended December 31, 2018, compared to 2017, due to FTVM’s participation in constructing, maintaining, and operating a rail spur to Mexico City’s new international airport, in which the airport’s construction has been suspended.
* Equity in earnings from the operations of PCRC decreased $3.1 million for the year ended December 31, 2018, compared to 2017 as a result of lower volumes primarily due to loss of a customer.
Interest expense. Interest expense increased $9.8 million for the year ended December 31, 2018, compared to 2017, due to higher average interest rates and debt balances. For the year ended December 31, 2018, the average debt balance (including commercial paper) was $2,698.7 million, compared to $2,603.6 million in 2017. The average interest rate for the year ended December 31, 2018 was 4.1%, compared to 3.9% in 2017.
Debt retirement costs. Debt retirement costs were $2.2 million during 2018, related to the call premiums and write-off of unamortized debt issuance costs and original issue discounts associated with the Company’s various debt redemption activities. The Company did not incur debt retirement costs during 2017.
Foreign exchange gain. For the years ended December 31, 2018 and 2017, foreign exchange gain was $7.8 million and $41.7 million, respectively. Foreign exchange gain includes the re-measurement and settlement of net monetary assets denominated in Mexican pesos and the gain on foreign currency derivative contracts.
For the years ended December 31, 2018 and 2017, the re-measurement and settlement of net monetary assets denominated in Mexican pesos resulted in a foreign exchange gain of $1.5 million and $3.5 million, respectively.
The Company enters into foreign currency derivative contracts to hedge its net exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar. For the years ended December 31, 2018 and 2017, foreign exchange gain on foreign currency derivative contracts was $6.3 million and $38.2 million, respectively.
Other income (expense), net. Other income (expense), net, increased $2.7 million for the year ended December 31, 2018, compared to 2017, due to an increase in miscellaneous income.
Income tax expense (benefit). Income tax expense increased $347.1 million for the year ended December 31, 2018, compared to 2017, due to the impact of the Tax Reform Act enacted on December 22, 2017. For the year ended December 31, 2017, the Company recognized a $487.6 million tax benefit as a result of revaluing the U.S. ending net deferred tax liabilities from 35% to the newly enacted U.S. corporate income tax rate of 21%. The tax benefit was partially offset by tax expense of $74.6 million for the deemed mandatory repatriation of undistributed earnings. The effective tax rate was 29.0% and (10.2%) for the years ended December 31, 2018 and 2017, respectively. The increase in the effective tax rate was due to the impact of the Tax Reform Act. The effective tax rate for the year ended December 31, 2018 reflects the benefit of the permanent reduction in the U.S. corporate income tax rate from a maximum of 35% to 21%, partially offset by an increase of 1.3% in the effective tax rate due to the impact of the global intangible low-taxed income (“GILTI”) provisions included in the Tax Reform Act and effective January 1, 2018. The Company also recognized a $20.9 million tax benefit during 2018, related to adjustments to the provisional tax impacts of the Tax Reform Act as provided for in Staff Accounting Bulletin No. 118 for the deemed repatriation earnings and the revaluation of deferred tax assets and liabilities included in its consolidated financial statements for the year ended December 31, 2017.
The fluctuations of the Mexican peso during 2018 decreased the Company’s Mexican cash tax obligation by $1.8 million for the year ended December 31, 2018, whereas the strengthening of the Mexican peso during 2017 increased the Company’s Mexican cash tax obligation by $18.8 million for the year ended December 31, 2017. The Company enters into foreign currency derivative contracts to hedge its net exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar, and gains and losses on these foreign currency derivative contracts are recorded in foreign exchange gain (loss).
Mexico Tax Reform
In December 2018, the Mexican government enacted changes in the tax law effective January 1, 2019 (“Mexico Tax Reform”). Mexico Tax Reform eliminated “universal compensation” that allowed Mexican taxpayers to offset recoverable tax balances against balances due for other federal taxes. The elimination of “universal compensation” could negatively impact the timing of KCSM’s cash flow by up to $60.0 million in 2019 while awaiting refunds of value added tax from the Mexican government.
Mexico Tax Reform also eliminated the option to monetize the Mexican fuel excise tax credit by offsetting income tax withholding payment obligations. Previously, the Company had the option to monetize the Mexican fuel excise tax credit through income tax withholding and income tax obligations. The Company believes it will continue to be eligible for the Mexican fuel excise tax credit and will have the ability to offset future credits against income tax obligations in accordance with Mexico Tax Reform.
Mexico Tax Reform included tax incentives for a northern border zone of Mexico. The Company does not expect the northern border zone incentives will have a material impact to the Company’s consolidated financial statements.
The Company is continuing to evaluate the potential impact of Mexico Tax Reform to the 2019 consolidated financial statements.
Further information on the components of the effective tax rates for the years ended December 31, 2018 and 2017, is presented in Item 8, Financial Statements and Supplementary Data — Note 13, Income Taxes.

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
Revenues include both revenue for transportation services and fuel surcharges. Notwithstanding the impacts of Hurricane Harvey, revenues and carload/unit volumes increased 11% and 5%, respectively, for the year ended December 31, 2017, compared to the prior year. Revenue per carload/unit increased by 6% due to mix, increased average length of haul, positive pricing impacts, and higher fuel surcharge. Energy revenues increased $81.1 million, primarily due to an increase in utility coal volumes due to higher natural gas prices and lower coal inventory levels. In addition, frac sand volumes increased due to strong demand as a result of higher crude oil prices. Chemical and petroleum revenues increased $64.5 million, primarily due to increased refined product and liquefied petroleum gas shipments to Mexico. The increase in revenue per carload/unit was partially offset by the weakening of the Mexican peso against the U.S. dollar of approximately $8.0 million, compared to the prior year, for revenue transactions denominated in Mexican pesos. The average exchange rate of Mexican pesos per U.S. dollar was Ps.18.9 for 2017 compared to Ps.18.7 for 2016.
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
Automotive. Revenues increased $40.9 million for the year ended December 31, 2017, compared to 2016, due to a 17% increase in carload/unit volumes and a 4% increase in revenue per carload/unit. Volumes increased due to customers’ temporary plant shutdowns in the first half of 2016, the introduction of new automobile models, and new plant openings. Revenue per carload/unit increased due to higher fuel surcharge and positive pricing impacts, partially offset by the weakening of the Mexican peso against the U.S. dollar.

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
Depreciation and amortization. Depreciation and amortization increased $15.9 million for the year ended December 31, 2017, compared to 2016, due to a larger asset base.
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
The Company enters into foreign currency derivative contracts to hedge its net exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar. For the year ended December 31, 2017, foreign exchange gain on foreign currency derivative contracts was $38.2 million, compared to a loss of $53.5 million in 2016.
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
Further information on the components of the effective tax rates for the years ended December 31, 2017 and 2016, is presented in Item 8, Financial Statements and Supplementary Data — Note 13, Income Taxes.

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
During 2018, the Company invested $512.3 million in capital expenditures. See Capital Expenditures section for further details.
During 2018, the Company repurchased 2,272,213 shares of common stock for $243.1 million at an average price of $106.98 per share under the $800.0 million common share repurchase program announced in August 2017. Since inception of this program, the Company has repurchased 4,691,682 shares of common stock at an average price of $106.20 per share and a total cost of $498.3 million. Remaining share repurchases are expected to be funded by cash on hand, cash generated from operations and debt. Management's assessment of market conditions, available liquidity and other factors will determine the timing and volume of any future repurchases. Refer to Item 8, Financial Statements and Supplementary Data — Note 14, Stockholders’ Equity for additional detail on the Company’s common share repurchase program.
During 2018, the Company repurchased 13,775 shares of its $25 par preferred stock for $0.4 million at an average price of $26.23 per share.
On May 3, 2018, KCS issued $500.0 million principal amount of senior unsecured notes, which bear interest semiannually at a fixed annual rate of 4.70% (the “4.70% Senior Notes”). The net proceeds from the offering were used to repay the outstanding commercial paper issued by KCS, repay a locomotive lease and certain equipment loans, and for general corporate purposes.
On May 3, 2018, KCSM repurchased $5.3 million of the remaining $10.9 million aggregate principal amount of its 3.0% senior unsecured notes due May 15, 2023, at a discounted price equal to 95.91% of the principal amount.
During May 2018, the Company paid the remaining $23.0 million and $19.1 million principal amounts under its locomotive financing agreements with Export Development Canada and DVB Bank AG, respectively, using a portion of the proceeds from the issuance of the 4.70% Senior Notes.
The Company’s financing instruments contain restrictive covenants which limit or preclude certain actions; however, the covenants are structured such that the Company expects to have sufficient flexibility to conduct its operations. The Company was in compliance with all of its debt covenants as of December 31, 2018.
For discussion regarding the agreements representing the indebtedness of KCS, see Item 8, Financial Statements and Supplementary Data — Note 11, Short-Term Borrowings and Note 12, Long-Term Debt.
During 2018, the Company’s Board of Directors declared quarterly cash dividends of $0.36 per share or $146.7 million on its common stock. Subject to the discretion of the Board of Directors, capital availability and a determination that cash dividends continue to be in the best interest of its stockholders, the Company intends to pay a quarterly dividend on an ongoing basis.
On December 31, 2018, total available liquidity (the cash balance plus revolving credit facility availability) was $900.5 million, compared to available liquidity at December 31, 2017 of $588.9 million. This increase was primarily due to the issuance of the 4.70% Senior Notes, a portion of which were used to pay down KCS’s outstanding commercial paper during 2018.
As of December 31, 2018, the total cash and cash equivalents held outside of the U.S. in foreign subsidiaries was $27.9 million, after repatriating $233.8 million during 2018. The Company expects that this cash will be available to fund company operations without incurring significant additional income taxes.

In December 2018, the Mexican government enacted Mexico Tax Reform. Mexico Tax Reform eliminated “universal compensation” that allowed Mexican taxpayers to offset recoverable tax balances against balances due for other federal taxes. The elimination of “universal compensation” could negatively impact the timing of KCSM’s cash flow by up to $60.0 million in 2019 while awaiting refunds of value added tax from the Mexican government.
Cash Flow Information and Contractual Obligations
Summary cash flow data follows (in millions):

	2018	2017	2016
Cash flows provided by (used for):
Operating activities	$945.7	$1,028.4	$919.0
Investing activities	(651.9)	(681.1)	(628.2)
Financing activities	(327.4)	(383.8)	(256.8)
Net increase (decrease) in cash and cash equivalents	(33.6)	(36.5)	34.0
Cash and cash equivalents beginning of year	134.1	170.6	136.6
Cash and cash equivalents end of year	$100.5	$134.1	$170.6
During 2018 and 2017, cash and cash equivalents decreased $33.6 million and $36.5 million, respectively, as a result of the impacts discussed in the paragraphs below.
Operating Cash Flows. Net cash provided by operating activities decreased $82.7 million for 2018, as compared to 2017, primarily due to an increase in Mexican income tax payments of $145.2 million, partially offset by an increase in operating income of $64.7 million. Net cash provided by operating activities increased $109.4 million for 2017, as compared to 2016, due to increased operating income of $103.1 million.
Investing Cash Flows. Net cash used for investing activities decreased $29.2 million for 2018, as compared to 2017, due to a $65.1 million decrease in capital expenditures, a $11.8 million decrease in cash outflows for other investing activities and $7.6 million of insurance proceeds received in 2018 relating to 2017 hurricane damage, partially offset by a $56.3 million increase in expenditures for the purchase or replacement of equipment under existing operating leases. Net cash used for investing activities increased $52.9 million for 2017, as compared to 2016, due to a $21.8 million increase in capital expenditures, a $19.5 million increase in investments in and advances to affiliates and a $16.0 million increase in expenditures for the purchase or replacement of equipment under existing operating leases. Additional capital expenditure information is included within the Capital Expenditure section of Liquidity and Capital Resources.
Financing Cash Flows. Net cash used for financing activities decreased $56.4 million for 2018, as compared to 2017, due to an increase in proceeds from long-term debt of $499.4 million and a decrease in shares repurchased of $132.1 million as a result of the $200.0 million accelerated share repurchase program that was executed in the third quarter of 2017. These decreases were partially offset by an increase in the net repayment of short-term borrowings of $507.1 million, an increase in repayment of long-term debt of $56.1 million and an increase in debt costs of $8.0 million. Net cash used for financing activities increased $127.0 million for 2017, as compared to 2016, due to an increase in the repurchase of common stock of $190.2 million, partially offset by an increase in net proceeds from short-term borrowings of $58.2 million.

Contractual Obligations. The following table outlines the material obligations and commitments as of December 31, 2018 (in millions):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 years
Long-term debt and short-term borrowings (including interest and capital lease obligations) (i)	$4,752.8	$119.6	$503.8	$848.8	$3,280.6
Operating leases	205.3	57.5	69.6	32.2	46.0
Deemed mandatory repatriation tax (ii)	11.3	—	—	2.5	8.8
Obligations due to uncertainty in income taxes	2.2	—	—	2.2	—
Capital expenditure obligations (iii)	276.6	141.2	135.4	—	—
Other contractual obligations (iv)	681.3	230.2	133.9	110.4	206.8
Total	$5,929.5	$548.5	$842.7	$996.1	$3,542.2
_____________________

(i)
For variable rate obligations, interest payments were calculated using the December 31, 2018 rate. For fixed rate obligations, interest payments were calculated based on the applicable rates and payment dates.

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
The SCT requires KCSM to submit a three-year capital expenditures plan every three years. The most recent three-year plan was submitted in 2017 for the years 2018 — 2020. KCSM expects to continue capital spending at current levels in future years and will continue to have capital expenditure obligations past 2020, which are not included in the table above.
Off-Balance Sheet Arrangements
On November 2, 2007, PCRC completed an offering of $100.0 million of 7.0% senior secured notes due November 1, 2026 (the “Notes”). The Notes are senior obligations of PCRC, secured by certain assets of PCRC. KCS has pledged its shares of PCRC as security for the Notes. The Notes are otherwise non-recourse to KCS. The Company has agreed, along with Mi-Jack Products, Inc. (“Mi-Jack”), the other 50% owner of PCRC, to each fund 50% of any debt service reserve and liquidity reserve (reserves which are required to be established by PCRC in connection with the issuance of the Notes). As of December 31, 2018, the Company’s portion of these reserves was $5.6 million. The Company has issued a standby letter of credit in the amount of $5.6 million to fund its share of these reserves.

Capital Expenditures
KCS has funded, and expects to continue to fund, capital expenditures with operating cash flows and short and long-term debt.
The following table summarizes capital expenditures by type for the years ended December 31, 2018, 2017, and 2016, respectively (in millions):

	2018	2017	2016
Roadway capital program	$245.7	$269.3	$271.8
Locomotives and freight cars	101.2	75.7	112.6
Capacity	69.8	111.4	109.6
Positive train control	28.9	51.7	49.6
Information technology	35.4	33.7	29.3
Other	31.3	17.7	11.1
Total capital expenditures (accrual basis)	512.3	559.5	584.0
Change in capital accruals	8.0	25.9	(20.4)
Total cash capital expenditures	$520.3	$585.4	$563.6

Purchase or replacement of equipment under operating leases:
Locomotives	$50.6	$—	$—
Freight cars	49.9	42.6	26.6
Total purchase or replacement of equipment under operating leases (accrual basis)	100.5	42.6	26.6
Change in capital accruals	(1.6)	—	—
Total cash purchase or replacement of equipment under operating leases	$98.9	$42.6	$26.6
Generally, the Company’s capital program consists of capital replacement and equipment. For 2019, internally generated cash flows are expected to fund cash capital expenditures, which are currently estimated to be between $640.0 million and $660.0 million. In addition, the Company periodically reviews its equipment and property under operating leases. Any additional purchase or replacement of equipment and property under operating leases during 2019 is expected to be funded with internally generated cash flows and/or debt. The locomotive operating lease buyout shown in the table above was completed using a portion of the proceeds from the issuance of the 4.70% Senior Notes.
Property Statistics
The following table summarizes certain property statistics as of December 31:

	2018	2017	2016
Track miles of rail installed	166	174	146
Cross ties installed (thousands)	651	699	711
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
Capitalization, Depreciation and Amortization of Property and Equipment (including Concession Assets)
Due to the highly capital intensive nature of the railroad industry, capitalization and depreciation of property and equipment are a substantial portion of the Company’s consolidated financial statements. Net property and equipment, including concession assets, comprised approximately 92% of the Company’s total assets as of December 31, 2018, and related depreciation and amortization comprised approximately 20% of total operating expenses for the year ended December 31, 2018.
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
The depreciation studies may also indicate that the recorded amount of accumulated depreciation is deficient or in excess of the amount indicated by the study. Any such deficiency or excess is amortized as a component of depreciation expense over the remaining useful lives of the affected asset class, as determined by the study. The Company also monitors these factors in non-study years to determine if adjustments should be made to depreciation rates. The Company performed depreciation studies for KCSR in 2018 and KCSM in 2016. The impacts of the studies were immaterial to the consolidated financial results for all periods.
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
Estimation of the average useful lives of assets and net salvage values requires management judgment. Estimated average useful lives may vary over time due to changes in physical use, technology, asset strategies and other factors that could have an impact on the retirement experience of the asset classes. Accordingly, changes in the assets’ estimated useful lives could significantly impact future periods’ depreciation expense. Depreciation and amortization expense for the year ended December 31, 2018 was $346.7 million. If the weighted average useful lives of assets were changed by one year, annual depreciation and amortization expense would change approximately $11.0 million.
Gains or losses on dispositions of land or non-group property and abnormal retirements of railroad property are recognized through income. A retirement of railroad property would be considered abnormal if the cause of the retirement is unusual in nature and its actual life is significantly shorter than what would be expected for that group based on the depreciation studies. An abnormal retirement could cause the Company to re-evaluate the estimated useful life of the impacted asset class. There were no significant gains or losses from abnormal retirements of property or equipment for any of the three years ended December 31, 2018.
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

Based on the above factors, as of December 31, 2018, the Company continues to believe that it is probable that the Concession will be renewed for an additional 50-year term beyond the current term.
Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value would be reduced to the estimated fair value. Future cash flow estimates for an impairment review would be based on the lowest level of identifiable cash flows, which are the Company’s U.S. and Mexican operations. During the years ended December 31, 2018 and 2017, management did not identify any indicators of impairment.

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
On December 22, 2017, the President of the United States signed into law the Tax Reform Act. The legislation significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant did not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company recognized provisional tax impacts related to the deemed repatriated earnings and the revaluation of deferred tax assets and liabilities in its consolidated financial statements for the year ended December 31, 2017. Adjustments made to the provisional amounts allowed under SAB 118 were identified and recorded as discrete adjustments during the year ended December 31, 2018. The accounting was completed in the fourth quarter of 2018.
Income tax expense related to Mexican operations has additional complexities such as the impact of exchange rate variations, which can have a significant impact on the effective income tax rate.
Management believes that the assumptions and estimates related to the provision for income taxes are critical to the Company’s results of operations. For the year ended December 31, 2018, income tax expense totaled $257.5 million. For every 1% change in the 2018 effective rate, income tax expense would have changed by approximately $8.9 million. For further information on the impact of foreign exchange fluctuation on income taxes, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk — Foreign Exchange Sensitivity.

OTHER MATTERS
Litigation. The Company is a party to various legal proceedings and administrative actions, all of which are of an ordinary, routine nature and incidental to its operations. Included in these proceedings are various tort claims brought by current and former employees for job-related injuries and by third parties for injuries related to railroad operations. KCS aggressively defends these matters and has established liability provisions that management believes are adequate to cover expected costs. Although it is not possible to predict the outcome of any legal proceeding, in the opinion of the Company’s management, other than as described in Item 8, Financial Statements and Supplementary Data — Note 16, Commitments and Contingencies, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial statements.
Inflation. U.S. generally accepted accounting principles require the use of historical cost, which does not reflect the effects of inflation on the replacement cost of property. Due to the capital intensive nature of KCS’s business, the replacement cost of these assets would be significantly higher than the amounts reported under the historical cost basis.
Recent Accounting Pronouncements. Refer to Item 8, Financial Statements and Supplementary Data — Note 2, Significant Accounting Policies for information relative to recent accounting pronouncements.

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
USMCA. On November 30, 2018, U.S. President Trump, Canadian Prime Minister Trudeau, and then-Mexican President Peña Nieto signed the U.S.-Mexico-Canada-Agreement (“USMCA”). The agreement would serve as a successor to the 1994 North American Free Trade Agreement (“NAFTA”). The USMCA will not become effective until all three parties have completed their respective domestic ratification procedures.
In the United States, congressional review and approval of the USMCA is done under the Bipartisan Trade Priorities and Accountability Act of 2015. Implementing legislation is expected to be introduced in Congress possibly in the first quarter of 2019.
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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
KCS is exposed to certain market risks including interest rate, commodity, and foreign exchange risks and utilizes various financial instruments that have certain inherent market risks. These instruments have been entered into for hedging rather than trading purposes. The following information, together with information included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data — Note 10, Derivative Instruments, describe the key aspects of certain financial instruments that have market risk to KCS.
The analysis presented below for each of the Company's market risks uses a sensitivity model based on hypothetical changes (increases or decreases) to market risks using defined parameters and assumptions to quantify the potential impacts to the consolidated statements of income. The hypothetical changes to market risks do not represent KCS's view of future market changes. The effect of a change in a particular assumption was calculated without adjusting any other assumptions. These market risks and the potential impacts to the consolidated statements of income for the current year, have not materially fluctuated, individually or in the aggregate from the preceding year; thus only current year information is presented below.

Interest Rate Sensitivity. The Company is subject to interest rate risk associated with its debt. Changes in interest rates impact the fair value of outstanding fixed-rate debt, but there is no impact to current earnings or cash flow. Based upon the borrowing rates available to KCS and its subsidiaries for indebtedness with similar terms and average maturities, the fair value of long-term debt was approximately $2,661.3 million and $2,377.8 million at December 31, 2018 and 2017, respectively, compared with a carrying value of $2,689.4 million and $2,274.3 million at December 31, 2018 and 2017, respectively.
Changes in interest rates may impact the cost of future long-term debt issued by the Company, and as a result, represent interest rate risk to the Company. In May 2017, the Company executed four treasury lock agreements with an aggregate notional value of $275.0 million and a weighted-average interest rate of 2.85%. The purpose of the treasury locks is to hedge the U.S. Treasury benchmark interest rate associated with future interest payments related to the anticipated refinancing of the $275.0 million of 2.35% senior notes due May 15, 2020. The Company has designated the treasury locks as cash flow hedges, and for the year ended December 31, 2018, recognized an unrealized gain of $2.6 million, net of tax, in the consolidated statements of comprehensive income. A hypothetical 100 basis points change in the ten-year U.S. Treasury Rate would result in a change in unrealized gain or loss of approximately $24.0 million. Upon settlement in 2020, the unrealized gain or loss in accumulated other comprehensive income will be amortized to interest expense over the life of the future underlying debt issuance.
Alternatively, changes in interest rates do not affect the fair value of variable rate debt, but affect future earnings and cash flows. The Company's floating-rate indebtedness includes commercial paper borrowings, and any outstanding borrowings under revolving credit facilities. At December 31, 2018, KCS had no commercial paper or revolving credit facility borrowings outstanding. At December 31, 2017, KCS had outstanding commercial paper borrowings of $345.2 million, and no borrowings outstanding under the revolving credit facility.
Commodity Price Sensitivity. KCS periodically participates in diesel fuel purchase commitments and derivative financial instruments. At December 31, 2018 and 2017, KCS did not have any outstanding fuel derivative financial instruments. The Company also holds fuel inventories for use in operations. These inventories are not material to KCS’s overall financial position. Fuel costs are expected to reflect market conditions in 2019; however, fuel costs are unpredictable and subject to a variety of factors outside the Company’s control. Assuming annual consumption of 135 million gallons, a hypothetical 10 cent change in the price per gallon of fuel would cause a $13.5 million change in operating expenses. KCS mitigates the impact of increased fuel costs through fuel surcharge revenues from customers; however, in a period of volatile fuel prices or changing customer business mix, changes in fuel expense and fuel surcharge revenue may differ.
Foreign Exchange Sensitivity. KCS’s foreign subsidiaries use the U.S. dollar as their functional currency; however, a portion of the foreign subsidiaries’ revenues and expenses is denominated in Mexican pesos. Based on the volume of revenue and expense transactions denominated in Mexican pesos, revenue and expense fluctuations have historically offset.
The Company has exposure to fluctuations in the value of the Mexican peso against the U.S. dollar due to its monetary assets and liabilities that are denominated in Mexican pesos. Monetary assets and liabilities include cash, accounts receivable and payable and other items that will convert to cash in the future and are remeasured into dollars using the current exchange rate. The remeasurement and settlement of monetary assets and liabilities is recognized in the consolidated statements of income as foreign exchange gains and losses. At December 31, 2018, the Company had Ps.799.7 million of net monetary assets denominated in Mexican pesos, as monetary assets exceeded monetary liabilities.
The following table presents the potential impacts to the consolidated statements of income that would result from a hypothetical change in the exchange rate of one Mexican peso per U.S. dollar at December 31, 2018:

	Hypothetical Change in Exchange Rate	Amount of Gain (Loss)	Affected Line Item in the Consolidated Statements of Income
Net monetary assets denominated in Mexican pesos at December 31, 2018:
Ps.799.7 million	From Ps.19.7 to Ps.20.7	($2.0 million)	Foreign exchange gain (loss)
Ps.799.7 million	From Ps.19.7 to Ps.18.7	$2.2 million	Foreign exchange gain (loss)

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
The following table presents the potential impacts to the effective income tax rate and income tax expense that would result from a hypothetical change in the exchange rate of one Mexican peso at December 31, 2018:

Hypothetical Change in Exchange Rate	Increase (Decrease) in Effective Income Tax Rate	Amount of Expense (Benefit)	Affected Line Item in the Consolidated Statements of Income
From Ps.19.7 to Ps.20.7	(1.7%)	($14.8 million)	Income tax expense (benefit)
From Ps.19.7 to Ps.18.7	1.8%	$16.4 million	Income tax expense (benefit)
The Company has executed, and expects to continue to execute foreign currency derivative instruments to hedge its exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar. These derivative instruments have historically offset the effects of foreign currency changes on income tax expense (benefit) resulting in minimal impact to net income.
At December 31, 2018, the Company had outstanding foreign currency option contracts known as zero-cost collars with an aggregate notional amount of $120.0 million. Given the maturity date of January 2019, the Company believes there was minimal market risk associated with these contracts at December 31, 2018. The zero-cost collars matured in January 2019 and resulted in cash received of $0.3 million.
At December 31, 2018, the Company had outstanding foreign currency forward contracts with an aggregate notional amount of $20.0 million. These contracts mature September 30, 2019, and obligate the Company to purchase a total of Ps.410.9 million at a weighted-average exchange rate of Ps. 20.5 to each U.S. dollar.
During January 2019, the Company entered into several foreign currency forward contracts with an aggregate notional amount of $290.0 million and maturity dates throughout 2019. These contracts obligate the company to purchase a total of Ps.5,754.9 million at a weighted-average exchange rate of Ps.19.84 to each U.S. dollar.
The following table presents the potential impacts to the consolidated statements of income that would result from a hypothetical change in the exchange rate of one Mexican peso at maturity date for the foreign currency forward contracts outstanding at December 31, 2018 and those entered into during January 2019:

Aggregate notional amount:	Hypothetical Change in Exchange Rate	Amount of Gain (Loss)	Affected Line Item in the Consolidated Statements of Income
$310.0 million	From Ps.19.9 to Ps.20.9	($14.8 million)	Foreign exchange gain (loss)
$310.0 million	From Ps.19.9 to Ps.18.9	$16.4 million	Foreign exchange gain (loss)
The Company has not designated these foreign currency derivative instruments as hedging instruments for accounting purposes. The foreign currency derivative instruments will be measured at fair value each period and any change in fair value will be recognized in foreign exchange gain (loss) within the consolidated statements of income.

Item 8.	Financial Statements and Supplementary Data
Index to Consolidated Financial Statements

Page
Management’s Report on Internal Control Over Financial Reporting	49
Report of Independent Registered Public Accounting Firm on the Company’s Consolidated Financial Statements and Internal Control over Financial Reporting as of and for the year ended December 31, 2018	50
Report of Independent Registered Public Accounting Firm on the Company’s Consolidated Financial Statements as of December 31, 2017 and for the two years ended December 31, 2017 and 2016	52
Consolidated Statements of Income for each of the Three Years in the period ended December 31, 2018	53
Consolidated Statements of Comprehensive Income for each of the Three Years in the period ended December 31, 2018	54
Consolidated Balance Sheets at December 31, 2018 and 2017	55
Consolidated Statements of Cash Flows for each of the Three Years in the period ended December 31, 2018	56
Consolidated Statements of Changes in Equity for each of the Three Years in the period ended December 31, 2018	57
Notes to Consolidated Financial Statements	58
Financial Statement Schedules:

All schedules are omitted because they are not applicable, are insignificant, or the required information is shown in the consolidated financial statements or notes thereto.

Management’s Report on Internal Control over Financial Reporting
The management of Kansas City Southern is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. KCS’s internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013) (commonly referred to as the COSO Framework). Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018, based on the criteria outlined in the COSO Framework.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which immediately follows this report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Kansas City Southern

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Kansas City Southern and its subsidiaries (“the Company”) as of December 31, 2018, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/PricewaterhouseCoopers LLP
Kansas City, Missouri
January 25, 2019

We have served as the Company’s auditor since 2017.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Kansas City Southern:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Kansas City Southern and subsidiaries (the Company) as of December 31, 2017, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
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

/s/ KPMG LLP
We have served as the Company’s auditor from 2001 to 2018.
Kansas City, Missouri
January 26, 2018

Kansas City Southern and Subsidiaries
Consolidated Statements of Income
Years Ended December 31,

	2018	2017	2016
	(In millions, except share and per share amounts)
Revenues	$2,714.0	$2,582.9	$2,334.2
Operating expenses:
Compensation and benefits	495.7	493.8	462.4
Purchased services	200.7	193.7	208.5
Fuel	348.2	316.1	253.8
Mexican fuel excise tax credit	(37.7)	(44.1)	(62.8)
Equipment costs	126.1	129.2	120.0
Depreciation and amortization	346.7	320.9	305.0
Materials and other	265.9	251.7	228.8
Gain on insurance recoveries related to hurricane damage	(17.9)	—	—
Total operating expenses	1,727.7	1,661.3	1,515.7
Operating income	986.3	921.6	818.5
Equity in net earnings of affiliates	2.6	11.5	14.6
Interest expense	(110.0)	(100.2)	(97.7)
Debt retirement costs	(2.2)	—	—
Foreign exchange gain (loss)	7.8	41.7	(72.0)
Other income (expense), net	2.4	(0.3)	(0.7)
Income before income taxes	886.9	874.3	662.7
Income tax expense (benefit)	257.5	(89.6)	182.8
Net income	629.4	963.9	479.9
Less: Net income attributable to noncontrolling interest	2.0	1.9	1.8
Net income attributable to Kansas City Southern and subsidiaries	627.4	962.0	478.1
Preferred stock dividends	0.2	0.2	0.2
Net income available to common stockholders	$627.2	$961.8	$477.9

Earnings per share:
Basic earnings per share	$6.16	$9.18	$4.44
Diluted earnings per share	$6.13	$9.16	$4.43

Average shares outstanding (in thousands):
Basic	101,852	104,728	107,560
Potentially dilutive common shares	418	312	201
Diluted	102,270	105,040	107,761

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31,

	2018	2017	2016
	(In millions)
Net income	$629.4	$963.9	$479.9
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate derivative instruments during the period, net of tax of $1.0 million and $(2.2) million	2.6	(3.4)	—
Foreign currency translation adjustments, net of tax of $3.8 million and $(1.0) million for 2017 and 2016	0.1	(3.3)	(1.5)
Other comprehensive income (loss)	2.7	(6.7)	(1.5)
Comprehensive income	632.1	957.2	478.4
Less: comprehensive income attributable to noncontrolling interest	2.0	1.9	1.8
Comprehensive income attributable to Kansas City Southern and subsidiaries	$630.1	$955.3	$476.6

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Balance Sheets
December 31,

	2018	2017
	(In millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$100.5	$134.1
Accounts receivable, net	301.2	237.8
Materials and supplies	160.3	150.8
Other current assets	73.4	157.4
Total current assets	635.4	680.1
Investments	44.9	44.6
Property and equipment (including concession assets), net	8,691.1	8,403.8
Other assets	98.4	70.2
Total assets	$9,469.8	$9,198.7
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$10.1	$38.8
Short-term borrowings	—	345.1
Accounts payable and accrued liabilities	436.9	587.8
Total current liabilities	447.0	971.7
Long-term debt	2,679.3	2,235.5
Deferred income taxes	1,079.9	987.2
Other noncurrent liabilities and deferred credits	130.9	138.9
Total liabilities	4,337.1	4,333.3
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued; 228,395 and 242,170 shares outstanding at December 31, 2018 and 2017, respectively	5.7	6.1
$.01 par, common stock, 400,000,000 shares authorized, 123,352,185 shares issued; 100,896,678 and 103,036,805 shares outstanding at December 31, 2018 and 2017, respectively	1.0	1.0
Additional paid-in capital	946.6	943.3
Retained earnings	3,870.6	3,611.4
Accumulated other comprehensive loss	(10.9)	(12.9)
Total stockholders’ equity	4,813.0	4,548.9
Noncontrolling interest	319.7	316.5
Total equity	5,132.7	4,865.4
Total liabilities and equity	$9,469.8	$9,198.7

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,

	2018	2017	2016
	(In millions)
Operating activities:
Net income	$629.4	$963.9	$479.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	346.7	320.9	305.0
Deferred income taxes	91.7	(301.3)	104.8
Equity in net earnings of affiliates	(2.6)	(11.5)	(14.6)
Share-based compensation	20.4	18.2	19.2
Distributions from affiliates	5.5	12.5	13.0
Settlement of foreign currency derivative instruments	13.9	(10.8)	(58.4)
(Gain) loss on foreign currency derivative instruments	(6.3)	(38.2)	53.5
Mexican fuel excise tax credit	(37.7)	(44.1)	(62.8)
Gain on insurance recoveries related to hurricane damage	(17.9)	—	—
Insurance proceeds related to hurricane damage	17.9	—	—
Deemed mandatory repatriation tax	(18.7)	41.3	—
Changes in working capital items:
Accounts receivable	(68.4)	(46.7)	(18.3)
Materials and supplies	(4.5)	1.4	(14.2)
Other current assets	(3.4)	(24.5)	9.9
Accounts payable and accrued liabilities	(18.2)	160.4	101.8
Other, net	(2.1)	(13.1)	0.2
Net cash provided by operating activities	945.7	1,028.4	919.0
Investing activities:
Capital expenditures	(520.3)	(585.4)	(563.6)
Purchase or replacement of equipment under operating leases	(98.9)	(42.6)	(26.6)
Property investments in MSLLC	(26.1)	(26.0)	(33.1)
Investments in and advances to affiliates	(19.2)	(20.4)	(0.9)
Insurance proceeds related to hurricane damage	7.6	—	—
Proceeds from disposal of property	8.7	8.8	5.0
Other, net	(3.7)	(15.5)	(9.0)
Net cash used for investing activities	(651.9)	(681.1)	(628.2)
Financing activities:
Net short-term borrowings	(348.1)	159.0	100.8
Proceeds from issuance of long-term debt	499.4	—	248.7
Repayment of long-term debt	(81.5)	(25.4)	(276.4)
Dividends paid	(147.5)	(142.5)	(142.8)
Shares repurchased	(243.5)	(375.6)	(185.4)
Debt issuance and retirement costs paid	(8.0)	—	(2.6)
Proceeds from employee stock plans	1.8	0.7	0.9
Net cash used for financing activities	(327.4)	(383.8)	(256.8)
Cash and cash equivalents:
Net increase (decrease) during each year	(33.6)	(36.5)	34.0
At beginning of year	134.1	170.6	136.6
At end of year	$100.5	$134.1	$170.6
Supplemental cash flow information
Non-cash investing and financing activities:
Capital expenditures and purchase or replacement of equipment under operating lease accrued but not yet paid at end of year	$26.9	$34.9	$60.8
Other investing activities accrued but not yet paid at the end of the year	60.6	56.7	38.3
Capital lease obligations incurred	—	0.1	2.4
Non-cash asset acquisitions	0.7	0.1	4.8
Dividends accrued but not yet paid at end of year	36.6	37.2	35.2
Cash payments:
Interest paid, net of amounts capitalized	$105.0	$97.9	$84.3
Income tax payments, net of refunds	221.0	51.1	40.5

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Changes in Equity
(in millions, except per share amounts)

	$25 Par Preferred Stock	$.01 Par Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total

Balance at December 31, 2015	$6.1	$1.1	$947.1	$2,964.7	$(4.7)	$310.4	$4,224.7
Net income				478.1		1.8	479.9
Other comprehensive loss					(1.5)		(1.5)
Contributions from noncontrolling interest						2.4	2.4
Dividends on common stock ($1.32/share)				(141.9)			(141.9)
Dividends on $25 par preferred stock ($1.00/share)				(0.2)			(0.2)
Share repurchases			(18.8)	(166.6)			(185.4)
Options exercised and stock subscribed, net of shares withheld for employee taxes			1.6				1.6
Excess tax benefit from share-based compensation			5.7				5.7
Share-based compensation			19.2				19.2
Balance at December 31, 2016	6.1	1.1	954.8	3,134.1	(6.2)	314.6	4,404.5
Cumulative-effect adjustment due to adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting			1.3	1.2			2.5
Net income				962.0		1.9	963.9
Other comprehensive loss					(6.7)		(6.7)
Dividends on common stock ($1.38/share)				(144.2)			(144.2)
Dividends on $25 par preferred stock ($1.00/share)				(0.2)			(0.2)
Share repurchases		(0.1)	(34.0)	(341.5)			(375.6)
Options exercised and stock subscribed, net of shares withheld for employee taxes			3.0				3.0
Share-based compensation			18.2				18.2
Balance at December 31, 2017	6.1	1.0	943.3	3,611.4	(12.9)	316.5	4,865.4
Reclassification due to adoption of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income				0.7	(0.7)		—
Net income				627.4		2.0	629.4
Other comprehensive income					2.7		2.7
Contributions from noncontrolling interest						1.2	1.2
Dividends on common stock ($1.44/share)				(146.7)			(146.7)
Dividends on $25 par preferred stock ($1.00/share)				(0.2)			(0.2)
Share repurchases	(0.4)	—	(21.1)	(222.0)			(243.5)
Options exercised and stock subscribed, net of shares withheld for employee taxes			4.0				4.0
Share-based compensation			20.4				20.4
Balance at December 31, 2018	$5.7	$1.0	$946.6	$3,870.6	$(10.9)	$319.7	$5,132.7

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
The KCSM Concession. KCSM holds a concession from the Mexican government until June 2047 (exclusive service through 2027, subject to certain trackage and haulage rights granted to other concessionaires), which is renewable under certain conditions for additional periods of up to 50 years (the “Concession”). The Concession is to provide freight transportation services over north-east rail lines which are a primary commercial corridor of the Mexican railroad system. KCSM has the right to use, but does not own, all track and buildings that are necessary for the rail lines’ operation. KCSM is required to pay the Mexican government an annual concession duty equal to 1.25% of gross revenues during the Concession period.
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

KCSM Servicios union employees are covered by one labor agreement, which was signed on April 16, 2012, between KCSM Servicios and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (“Mexican Railroad Union”), and which remains in effect during the period of the Concession, for the purpose of regulating the relationship between the parties. Approximately 80% of KCSM Servicios employees are covered by this labor agreement.
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
During the first quarter of 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which is also known as Accounting Standard Codification ("ASC") Topic 606, for all contracts, using the modified retrospective method. Results from reporting periods beginning after January 1, 2018, are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historical accounting under ASC Topic 605, Revenue Recognition. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements; thus no adjustment was made to the opening balance of equity at January 1, 2018. See Note 3, Revenue for additional information.
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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
Accounts Receivable, net. Accounts receivable are net of an allowance for uncollectible accounts as determined by historical experience and adjusted for economic uncertainties or known trends. Accounts are charged to the allowance when a customer enters bankruptcy, when an account has been transferred to a collection agent or submitted for legal action, or when a customer is significantly past due and all available means of collection have been exhausted. At December 31, 2018 and 2017, the allowance for doubtful accounts was $4.1 million and $4.6 million, respectively. For the years ended December 31, 2018, 2017 and 2016, bad debt expense was $0.3 million, $1.6 million and $1.2 million, respectively.
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
Property and equipment are carried at cost and are depreciated primarily on the group method of depreciation, which the Company believes closely approximates a straight line basis over the estimated useful lives of the assets measured in years. The group method of depreciation applies a composite rate to classes of similar assets rather than to individual assets. Composite depreciation rates are based upon the Company’s estimates of the expected average useful lives of assets as well as expected net salvage value at the end of their useful lives. In developing these estimates, the Company utilizes periodic depreciation studies performed by an independent engineering firm. Depreciation rate studies are performed at least every three years for equipment and at least every six years for road property (rail, ties, ballast, etc.). The Company performed depreciation studies for KCSR in 2018 and KCSM in 2016. The impacts of the studies were immaterial to the consolidated financial results for all periods.
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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
Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value would be reduced to the estimated fair value. Future cash flow estimates for an impairment review would be based on the lowest level of identifiable cash flows, which are the Company’s U.S. and Mexican operations. During the years ended December 31, 2018 and 2017, management did not identify any indicators of impairment.
Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in business combinations. As of December 31, 2018 and 2017, the goodwill balance was $13.2 million, which is included in other assets in the consolidated balance sheets. Goodwill is not amortized, but is reviewed at least annually, or more frequently as indicators warrant, for impairment. An impairment loss would be recognized to the extent that the carrying amount exceeds the assets’ fair values. The Company performed its annual impairment review for goodwill as of November 30, 2018 and 2017, and concluded there was no impairment.
Investments and Impairment. The Company reviews equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable in accordance with generally accepted accounting principles. This determination requires significant judgment. In making this judgment, the Company considers available quantitative and qualitative evidence in evaluating potential impairment of these investments. If it is determined that an indicator of impairment exists, the Company assesses whether the carrying value exceeds the fair value of the asset. If the carrying value of the investment exceeds its fair value, the Company will evaluate, among other factors, general market conditions, the duration and extent to which the carrying value is greater than the fair value, and KCS’s intent and ability to hold, or plans to sell, the investment. The Company also considers specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge will be recorded and a new carrying basis in the investment will be established. No impairment charges were recognized during the years ended December 31, 2018, 2017 and 2016.
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
Share-Based Compensation. The Company accounts for all share-based compensation in accordance with fair value recognition provisions. Under this method, compensation expense is measured at grant date fair value and is recognized over the requisite service period in which the award is earned. Forfeitures are recognized as they occur. The Company issues treasury stock to settle share-based awards.
Income Taxes. Deferred income tax effects of transactions reported in different periods for financial reporting and income tax return purposes are recognized under the asset and liability method of accounting for income taxes. This method gives consideration to the future tax consequences of the deferred income tax items and immediately recognizes changes in income tax laws in the year of enactment. On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Tax Reform Act”). Further information on the tax impacts of the Tax Reform Act is included in Note 12, Income Taxes.
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
Treasury Stock. The excess of repurchase price over par value of shares held in treasury is allocated between additional paid-in capital and retained earnings.
New Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize for all leases a right-to-use asset and a lease obligation in the consolidated balance sheet. Expenses are recognized in the consolidated statement of income in a manner similar to current accounting guidance. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. Lessor accounting under the new standard is substantially unchanged. Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required. The new standard will become effective for the Company beginning with the first quarter 2019. The Company will adopt the accounting standard using a prospective transition approach, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented. The Company is finalizing its evaluation of the impacts that the adoption of this accounting guidance will have on the consolidated financial statements, and

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

estimates approximately $175.0 million of right-to-use assets and lease liabilities will be recognized in the consolidated balance sheet upon adoption.

Note 3. Revenue
Disaggregation of Revenue
The following table presents revenues disaggregated by the major commodity groups as well as the product types included within the major commodity groups (in millions). The Company believes disaggregation by product type best depicts how cash flows are affected by economic factors. See Note 18, Geographic Information for revenues by geographical area.

	Years ended December 31,
	2018 (ASC 606)	2017 (ASC 605)	2016 (ASC 605)
Chemical & Petroleum
Chemicals	$236.3	$225.1	$204.7
Petroleum	241.9	186.0	142.5
Plastics	143.9	128.8	128.2
Total	622.1	539.9	475.4

Industrial & Consumer Products
Forest Products	268.0	255.8	250.2
Metals & Scrap	208.2	223.3	211.2
Other	114.8	109.2	92.6
Total	591.0	588.3	554.0

Agriculture & Minerals
Grain	289.9	278.1	262.9
Food Products	145.7	151.1	149.8
Ores & Minerals	20.9	19.9	19.6
Stone, Clay & Glass	29.9	28.3	28.7
Total	486.4	477.4	461.0

Energy
Utility Coal	117.3	166.3	125.8
Coal & Petroleum Coke	44.3	40.8	37.9
Frac Sand	37.4	51.8	24.8
Crude Oil	57.3	24.9	14.2
Total	256.3	283.8	202.7

Intermodal	382.8	363.8	357.6

Automotive	253.2	230.8	189.9

Total Freight Revenues	2,591.8	2,484.0	2,240.6

Other Revenue	122.2	98.9	93.6

Total Revenues	$2,714.0	$2,582.9	$2,334.2
Major customers
No individual customer makes up greater than 10% of total consolidated revenues.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Contract Balances
The amount of revenue recognized in 2018 from performance obligations partially satisfied in the previous year was $20.0 million. The performance obligations that were unsatisfied or partially satisfied as of December 31, 2018, were $21.9 million, which represents in-transit shipments that are fully satisfied the following month.
A receivable is any unconditional right to consideration, and is recognized as shipments have been completed and the relating performance obligation has been fully satisfied. At December 31, 2018 and 2017, the accounts receivable, net balance was $301.2 million and $237.8 million, respectively. Contract assets represent a conditional right to consideration in exchange for goods or services. The Company did not have any contract assets at December 31, 2018 and 2017.
Contract liabilities represent consideration received in advance from customers, and are recognized as revenue over time as the relating performance obligation is satisfied. The amount of revenue recognized in 2018 that was included in the opening contract liability balance was $26.8 million. The Company has recognized contract liabilities within the accounts payable and accrued liabilities financial statement caption on the balance sheet. These are considered current liabilities as they will be settled in less than 12 months.
The following tables summarize the changes in contract liabilities (in millions):

Contract liabilities	Years ended December 31,
	2018 (ASC 606)	2017 (ASC 605)
Beginning balance	$26.8	$13.7
Revenue recognized that was included in the contract liability balance at the beginning of the period	(26.8)	(13.7)
Increases due to consideration received, excluding amounts recognized as revenue during the period	32.4	26.8
Ending balance	$32.4	$26.8

Note 4. Hurricane Harvey
In late August 2017, Hurricane Harvey made landfall on the Texas coast and caused flood damage to the Company’s track infrastructure and significantly disrupted the Company’s rail service. The Company filed a claim in the fourth quarter of 2017 under its insurance program for property damage, incremental expenses, and lost profits caused by Hurricane Harvey. In the third quarter of 2017, the Company recognized a receivable for probable insurance recovery offsetting the impact of incremental expenses recognized in the quarter. During 2018, the Company partially settled its insurance claim for $35.5 million. As a result of the nonrefundable partial settlement, the Company recognized gain on insurance recoveries of $17.9 million, net of the self-insured retention and insurance receivable. The Company received the nonrefundable cash proceeds from the partial settlement in the fourth quarter of 2018.

Note 5. Mexican Fuel Excise Tax Credit
Fuel purchases made in Mexico are subject to an excise tax that is included in the price of fuel. The Company is eligible for and utilizes an available credit for the excise tax included in the price of fuel that is purchased and consumed in locomotives and certain work equipment in Mexico. For the years ended December 31, 2018, 2017 and 2016, the Company recognized a $37.7 million, $44.1 million and $62.8 million benefit, respectively. The Mexican fuel excise tax credit is realized through the offset of the total annual Mexico income tax liability and income tax withholding payment obligations of KCSM, with no carryforward to future periods.

Note 6. Earnings Per Share
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following table reconciles the basic earnings per share computation to the diluted earnings per share computation (in millions, except share and per share amounts):

	2018	2017	2016
Net income available to common stockholders for purposes of computing basic and diluted earnings per share	$627.2	$961.8	$477.9
Weighted-average number of shares outstanding (in thousands):
Basic shares	101,852	104,728	107,560
Effect of dilution	418	312	201
Diluted shares	102,270	105,040	107,761
Earnings per share:
Basic earnings per share	$6.16	$9.18	$4.44
Diluted earnings per share	$6.13	$9.16	$4.43

Potentially dilutive shares excluded from the calculation (in thousands):	2018	2017	2016
Stock options excluded as their inclusion would be anti-dilutive	117	150	185

Note 7. Property and Equipment (including Concession Assets)
The following tables list the major categories of property and equipment, including concession assets, as well as the weighted-average composite depreciation rate for each category (in millions):

As of December 31, 2018	Cost	Accumulated Depreciation	Net Book Value	Depreciation Rates for 2018
Land	$219.3	$—	$219.3	N/A
Concession land rights	141.2	(27.9)	113.3	1.0%
Rail and other track material	2,032.2	(264.2)	1,768.0	2.4-2.9%
Ties	1,682.9	(450.6)	1,232.3	2.0-4.8%
Grading	978.2	(169.4)	808.8	0.9%
Bridges and tunnels	803.9	(153.8)	650.1	1.1%
Ballast	797.9	(221.9)	576.0	2.5-4.2%
Other (a)	1,367.2	(401.4)	965.8	3.2%
Total road property	7,662.3	(1,661.3)	6,001.0	2.8%
Locomotives	1,638.1	(436.3)	1,201.8	4.9%
Freight cars	1,034.1	(200.9)	833.2	2.7%
Other equipment	67.3	(29.0)	38.3	5.7%
Total equipment	2,739.5	(666.2)	2,073.3	4.1%
Technology and other	305.6	(173.9)	131.7	16.6%
Construction in progress	152.5	—	152.5	N/A
Total property and equipment (including concession assets)	$11,220.4	$(2,529.3)	$8,691.1	N/A
_____________

(a)	Other includes signals, buildings and other road assets.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

As of December 31, 2017	Cost	Accumulated Depreciation	Net Book Value	Depreciation Rates for 2017
Land	$218.6	$—	$218.6	N/A
Concession land rights	141.2	(26.5)	114.7	1.0%
Rail and other track material	1,967.0	(425.9)	1,541.1	2.7-3.0%
Ties	1,779.6	(441.0)	1,338.6	2.0-4.8%
Grading	969.9	(162.1)	807.8	0.9%
Bridges and tunnels	775.0	(144.9)	630.1	1.1%
Ballast	795.2	(222.0)	573.2	2.3-4.2%
Other (a)	1,270.4	(363.3)	907.1	3.2%
Total road property	7,557.1	(1,759.2)	5,797.9	2.8%
Locomotives	1,527.9	(375.2)	1,152.7	4.7%
Freight cars	937.9	(168.9)	769.0	2.7%
Other equipment	69.1	(26.6)	42.5	5.9%
Total equipment	2,534.9	(570.7)	1,964.2	4.0%
Technology and other	229.1	(144.4)	84.7	17.1%
Construction in progress	223.7	—	223.7	N/A
Total property and equipment (including concession assets)	$10,904.6	$(2,500.8)	$8,403.8	N/A
_____________

(a)	Other includes signals, buildings and other road assets.
Concession assets, net of accumulated amortization of $596.1 million and $638.2 million, totaled $2,260.4 million and $2,208.1 million at December 31, 2018 and 2017, respectively.
The Company capitalized $0.2 million, $0.3 million, and $0.5 million of interest for the years ended December 31, 2018, 2017, and 2016, respectively.
Depreciation and amortization of property and equipment (including concession assets) totaled $346.7 million, $320.9 million and $305.0 million, for 2018, 2017, and 2016, respectively.

Note 8. Other Balance Sheet Captions
Other Current Assets. Other current assets included the following items at December 31 (in millions):

	2018	2017
Refundable taxes	$11.2	$81.6
Mexican fuel excise tax credit	30.9	35.1
Prepaid expenses	21.7	18.3
Other	9.6	22.4
Other current assets	$73.4	$157.4

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities included the following items at December 31 (in millions):

	2018	2017
Accounts payable	$180.5	$225.1
Income and other taxes	35.2	111.8
Accrued wages and vacation	60.9	89.0
Derailments, personal injury and other claim provisions	44.0	48.0
Dividends payable	36.4	37.2
Other	79.9	76.7
Accounts payable and accrued liabilities	$436.9	$587.8

Note 9. Fair Value Measurements
The Company’s assets and liabilities recognized at fair value have been categorized based upon a fair value hierarchy as described in Note 2, Significant Accounting Policies. As of December 31, 2018, the Company’s derivative financial instruments are measured at fair value on a recurring basis and consist of foreign currency forward and option contracts and treasury lock agreements, which are classified as Level 2 valuations. The Company determines the fair value of its derivative financial instrument positions based upon pricing models using inputs observed from actively quoted markets and also takes into consideration the contract terms as well as other inputs, including market currency exchange rates and in the case of option contracts, volatility, the risk-free interest rate and the time to expiration.
The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings. The carrying value of the short-term financial instruments approximates their fair value.
The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The carrying value of the Company’s debt was $2,689.4 million and $2,274.3 million at December 31, 2018 and 2017, respectively. If the Company’s debt were measured at fair value, the fair value measurements of the individual debt instruments would have been classified as Level 2 in the fair value hierarchy.

The fair value of the Company’s financial instruments is presented in the following table (in millions):

	December 31, 2018	December 31, 2017
	Level 2	Level 2
Assets
Foreign currency derivative instruments	$0.3	$7.9
Liabilities
Debt instruments	2,661.3	2,377.8
Treasury lock agreements	2.0	5.6

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
Credit Risk. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages this risk by limiting its counterparties to large financial institutions which meet the Company’s credit rating standards and have an established banking relationship with the Company. As of December 31, 2018, the Company did not expect any losses as a result of default of its counterparties.
Interest Rate Derivative Instruments. In May 2017, the Company executed four treasury lock agreements with an aggregate notional value of $275.0 million and a weighted-average interest rate of 2.85%. The purpose of the treasury locks is to hedge the U.S. Treasury benchmark interest rate associated with future interest payments related to the anticipated refinancing of the $275.0 million, 2.35% senior notes due May 15, 2020. The Company has designated the treasury locks as cash flow hedges and recorded unrealized gains and losses in accumulated other comprehensive loss. Upon settlement, the unrealized gain or loss in accumulated other comprehensive loss will be amortized to interest expense over the life of the future underlying debt issuance.
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
The foreign currency forward contracts involve the Company’s purchase of pesos at an agreed-upon weighted-average exchange rate to each U.S dollar. The zero-cost collars involve the Company’s purchase of a Mexican peso call option and a simultaneous sale of a Mexican peso put option, with equivalent U.S. dollar notional amounts for each option and no net cash premium paid by the Company. The Company’s foreign currency forward and zero-cost collar contracts are executed with counterparties in the U.S. and are governed by an International Swaps and Derivatives Association agreement that includes standard netting arrangements. Asset and liability positions from contracts with the same counterparty are net settled upon maturity/expiration and presented on a net basis in the consolidated balance sheets prior to settlement. There was no offsetting of derivative assets or liabilities in the consolidated balance sheets as of December 31, 2018 and 2017.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Below is a summary of the Company’s 2018, 2017 and 2016 foreign currency derivative contracts (amounts in millions, except Ps./USD):

Foreign currency forward contracts
	Contracts to purchase Ps./pay USD						Offsetting contracts to sell Ps./receive USD
	Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Maturity date	Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Maturity date	Cash received/(paid) on settlement
Contracts executed in 2018 and outstanding at December 31, 2018	$20.0	Ps.	410.9	Ps.	20.5	9/30/2019	—	—		—		—	—
Contracts executed in 2016 and settled in 2017	$340.0	Ps.	6,207.7	Ps.	18.3	1/17/2017	$287.0	Ps.	6,207.7	Ps.	21.6	1/17/2017	$(53.0)
Contracts executed in 2016 and settled in 2016	$60.0	Ps.	1,057.3	Ps.	17.6	4/29/2016	$60.7	Ps.	1,057.3	Ps.	17.4	4/29/2016	$0.7
Contracts executed in 2015 and settled in 2016	$300.0	Ps.	4,480.4	Ps.	14.9	1/15/2016	$251.0	Ps.	4,480.4	Ps.	17.9	1/15/2016	$(49.0)

Foreign currency zero-cost collar contracts
	Notional amount	Weighted-average call rate outstanding options (in Ps./USD)		Weighted-average put rate outstanding options (in Ps./USD)		Cash received/(paid) on settlement
Contracts executed in 2018 and outstanding at December 31, 2018	$120.0	Ps.	19.2	Ps.	22.6	—
Contracts executed in 2018 and settled in 2018	$220.0					$3.9
Contracts executed in 2017 and settled in 2018	$80.0					$10.0
Contracts executed in 2017 and settled in 2017	$450.0					$42.2
Contracts executed in 2015 and settled in 2016	$80.0					$(10.1)
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following table presents the fair value of derivative instruments included in the consolidated balance sheets at December 31 (in millions):

	Derivative Assets
	Balance Sheet Location	2018	2017
Derivatives not designated as hedging instruments:
Foreign currency zero-cost collar contracts	Other current assets	$0.3	$7.9
Total derivatives not designated as hedging instruments		0.3	7.9
Total derivative assets		$0.3	$7.9

	Derivative Liabilities
	Balance Sheet Location	2018	2017
Derivatives designated as hedging instruments:
Treasury lock agreements	Other noncurrent liabilities and deferred credits	$2.0	$5.6
Total derivatives designated as hedging instruments		2.0	5.6
Total derivative liabilities		$2.0	$5.6

The following table presents the effects of derivative instruments on the consolidated statements of income and consolidated statements of comprehensive income for the years ended December 31 (in millions):

Derivatives in Cash Flow Hedging Relationships		Amount of Gain/(Loss) Recognized in OCI on Derivative
		2018	2017	2016
Treasury lock agreements		$3.6	$(5.6)	$—
Total		$3.6	$(5.6)	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		2018	2017	2016
Foreign currency zero-cost collar contracts	Foreign exchange gain (loss)	$6.3	$50.1	$(3.9)
Foreign currency forward contracts	Foreign exchange gain (loss)	—	(11.9)	(49.6)
Total		$6.3	$38.2	$(53.5)

Note 11. Short-Term Borrowings
Commercial Paper. The Company’s commercial paper program generally serves as the primary means of short-term funding. As of December 31, 2018, KCS had no commercial paper outstanding. As of December 31, 2017, KCS had $345.1 million of commercial paper outstanding, net of $0.1 million discount, at a weighted-average interest rate of 1.846%. For the years ended December 31, 2018, 2017 and 2016, commercial paper borrowings were outstanding for less than 90 days and the related activity is presented on a net basis in the consolidated statements of cash flows.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Note 12. Long-Term Debt
Long-term debt at December 31 (in millions):

	2018			2017
	Principal	Unamortized Discount and Debt Issuance Costs	Net	Principal	Unamortized Discount and Debt Issuance Costs	Net
Revolving credit facilities, variable interest rate, due 2020	$—	$—	$—	$—	$—	$—
KCS 2.35% senior notes, due 2020	257.3	0.7	256.6	257.3	1.2	256.1
KCS 3.00% senior notes, due 2023	439.1	3.2	435.9	439.1	4.0	435.1
KCS 3.85% senior notes, due 2023	199.2	1.4	197.8	199.2	1.7	197.5
KCS 3.125% senior notes, due 2026	250.0	2.7	247.3	250.0	3.1	246.9
KCS 4.30% senior notes, due 2043	448.7	9.1	439.6	448.7	9.3	439.4
KCS 4.95% senior notes, due 2045	499.2	7.4	491.8	499.2	7.6	491.6
KCS 4.70% senior notes, due 2048	500.0	6.2	493.8	—	—	—
KCSR senior notes 3.85% to 4.95%, due through 2045	2.7	—	2.7	2.9	—	2.9
KCSM senior notes 2.35% to 3.00%, due through 2023	23.2	0.1	23.1	28.5	0.2	28.3
RRIF loans 2.96% to 4.29%, due serially through 2037	74.1	0.4	73.7	77.8	0.5	77.3
Financing agreements 5.737% to 9.310%, due serially through 2023	15.5	—	15.5	84.2	0.3	83.9
Capital lease obligations, due serially to 2024	11.4	—	11.4	15.0	—	15.0
Other debt obligations	0.2	—	0.2	0.3	—	0.3
Total	2,720.6	31.2	2,689.4	2,302.2	27.9	2,274.3
Less: Debt due within one year	10.1	—	10.1	38.8	—	38.8
Long-term debt	$2,710.5	$31.2	$2,679.3	$2,263.4	$27.9	$2,235.5
Revolving Credit Facility
KCS, with certain of its domestic subsidiaries named therein as guarantors, has an $800.0 million revolving credit facility (the “KCS Revolving Credit Facility”), with a $25.0 million standby letter of credit facility which, if utilized, constitutes usage under the revolving facility. The KCS Revolving Credit Facility serves as a backstop for KCS’s $800.0 million commercial paper program (the “KCS Commercial Paper Program”) which generally serves as the Company’s primary means of short-term funding.
Borrowings under the KCS Revolving Credit Facility bear interest at floating rates. Depending on the Company’s credit rating, the margin that KCS pays above the London Interbank Offered Rate (“LIBOR”) at any point is between 1.125% and 2.0%. As of December 31, 2018, the margin was 1.25% based on KCS’s current credit rating.
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

As of December 31, 2018 and 2017, KCS had no outstanding borrowings under the KCS Revolving Credit Facility.
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
On May 3, 2018, KCS issued $500.0 million principal amount of senior unsecured notes due May 1, 2048 (the “4.70% Senior Notes”), which bear interest semiannually at a fixed annual rate of 4.70%. The 4.70% Senior Notes were issued at a discount to par value, resulting in a $0.6 million discount and a yield to maturity of 4.707%. The net proceeds from the offering were used to repay the outstanding commercial paper issued by KCS, repay a locomotive lease and certain equipment loans, and for general corporate purposes.
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
During May 2018, the Company paid the remaining $23.0 million and $19.1 million principal amounts under its locomotive financing agreements with Export Development Canada and DVB Bank AG, respectively, using a portion of the proceeds from the issuance of the 4.70% Senior Notes. As a result of the early repayment, the Company recognized $2.4 million in debt retirement costs in the consolidated statements of income.
Debt Covenants Compliance
The Company was in compliance with all of its debt covenants as of December 31, 2018.
Other Debt Provisions
Certain loan agreements and debt instruments entered into or guaranteed by the Company and its subsidiaries provide for default in the event of a specified change in control of the Company or particular subsidiaries of the Company.
Leases and Debt Maturities
The Company leases transportation equipment, as well as office and other operating facilities, under various capital and operating leases. Rental expenses under operating leases were $49.3 million, $59.5 million, and $61.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. Operating leases that contain scheduled rent adjustments are recognized on a straight-line basis over the term of the lease. Contingent rentals and sublease rentals were not significant. Minimum annual payments and present value thereof under existing capital leases, other debt maturities and minimum annual rental commitments under non-cancelable operating leases are as follows (in millions):

	Long- Term Debt	Capital Leases			Total Debt
Years		Minimum Lease Payments	Less Interest	Net Present Value		Operating Leases	Total
2019	$7.4	$3.7	$1.0	$2.7	$10.1	$57.5	$67.6
2020	290.9	2.7	0.8	1.9	292.8	43.6	336.4
2021	4.2	2.7	0.6	2.1	6.3	26.0	32.3
2022	4.3	2.7	0.4	2.3	6.6	18.9	25.5
2023	649.2	2.4	0.1	2.3	651.5	13.3	664.8
Thereafter	1,753.2	0.1	—	0.1	1,753.3	46.0	1,799.3
Total	$2,709.2	$14.3	$2.9	$11.4	$2,720.6	$205.3	$2,925.9

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
While the Tax Reform Act provides for a territorial tax system, beginning in 2018, it includes the global intangible low-taxed income (“GILTI”) provision. The Company elected to account for GILTI tax in the period in which it is incurred. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The GILTI tax expense is primarily caused by a U.S. foreign tax credit limitation which requires an allocation of interest expense to the GILTI income, effectively rendering the allocated interest expense non-deductible. As a result of the GILTI provisions, the Company’s effective tax rate increased by 1.3% for 2018.
Provisional Tax Impacts. On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company recognized a provisional $413.0 million net tax benefit related to the deemed repatriated earnings and the revaluation of deferred tax assets and liabilities in its consolidated financial statements for the year ended December 31, 2017. Adjustments made to the provisional amounts allowed under SAB 118 were identified and recorded as discrete adjustments as described in the following paragraphs.
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
During the third quarter of 2018, the Company recognized a $16.6 million discrete tax benefit for adjustments to the provisional tax impacts of the Tax Reform Act included in its consolidated financial statement for the year ended December 31, 2017. These adjustments included a $14.4 million reduction in the provisional tax on deemed repatriated earnings and a $2.2 million tax benefit from changes in its revaluation of deferred tax assets and liabilities due to additional analysis, changes in interpretations and assumptions the Company made, additional regulatory guidance that was issued, and actions the Company took as a result of the Tax Reform Act. The accounting was completed in the fourth quarter of 2018.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Tax Expense (Benefit). Income tax expense (benefit) consists of the following components (in millions):

	2018	2017	2016
Current:
Federal	$(10.5)	$47.3	$1.0
State and local	0.7	0.6	0.6
Foreign	175.6	163.8	76.4
Total current	165.8	211.7	78.0
Deferred:
Federal	77.6	(350.1)	92.7
State and local	9.1	11.9	13.1
Foreign	5.0	36.9	(1.0)
Total deferred	91.7	(301.3)	104.8
Total income tax expense (benefit)	$257.5	$(89.6)	$182.8
Income before income taxes consists of the following (in millions):

	2018	2017	2016
Income before income taxes:
U.S.	$366.2	$331.8	$279.9
Foreign	520.7	542.5	382.8
Total income before income taxes	$886.9	$874.3	$662.7
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 follow (in millions):

	2018	2017
Assets:
Tax credit and loss carryovers	$28.9	$26.9
Reserves not currently deductible for tax	48.0	54.1
Other	26.4	25.2
Gross deferred tax assets before valuation allowance	103.3	106.2
Valuation allowance	(2.3)	(2.1)
Net deferred tax assets	101.0	104.1
Liabilities:
Property	(1,099.2)	(1,012.7)
Investments	(49.7)	(48.0)
Other	(32.0)	(30.6)
Gross deferred tax liabilities	(1,180.9)	(1,091.3)
Net deferred tax liability	$(1,079.9)	$(987.2)

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Tax Rates. Differences between the Company’s effective income tax rate and the U.S. federal statutory income tax rate of 21% for 2018 and 35% for 2017 and 2016 follow (in millions):

	2018		2017		2016
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Income tax expense using the statutory rate in effect	$186.2	21.0%	$306.0	35.0%	$231.9	35.0%
Tax effect of:
Difference between U.S. and foreign tax rate	46.1	5.2%	(26.6)	(3.0%)	(19.2)	(2.9%)
Foreign exchange (i)	21.8	2.5%	31.6	3.6%	(45.0)	(6.8%)
Tax credits	(14.2)	(1.6%)	(8.4)	(1.0%)	(14.3)	(2.2%)
Global intangible low-taxed income (“GILTI”) tax, net	11.8	1.3%	—	—	—	—
Withholding tax	11.2	1.3%	8.1	0.9%	9.6	1.4%
State and local income tax provision, net	7.5	0.8%	8.3	1.0%	8.1	1.2%
Change in U.S. tax rate	(2.2)	(0.3%)	(487.6)	(55.8%)	—	—
Deemed mandatory repatriation	(18.7)	(2.1%)	74.6	8.6%	—	—
Other, net	8.0	0.9%	4.4	0.5%	11.7	1.9%
Income tax expense (benefit)	$257.5	29.0%	$(89.6)	(10.2%)	$182.8	27.6%
_____________________

(i)
Mexican income taxes are paid in Mexican pesos, and as a result, the effective income tax rate reflects fluctuations in the value of the Mexican peso against the U.S. dollar. The foreign exchange impact on income taxes includes the gain or loss from the revaluation of the Company’s net U.S. dollar-denominated monetary liabilities into Mexican pesos which is included in Mexican taxable income under Mexican tax law. As a result, a strengthening of the Mexican peso against the U.S. dollar for the reporting period will generally increase the Mexican cash tax obligation and the effective income tax rate, and a weakening of the Mexican peso against the U.S. dollar for the reporting period will generally decrease the Mexican cash tax obligation and the effective tax rate. To hedge its exposure to this cash tax risk, the Company enters into foreign currency derivative contracts, which are measured at fair value each period and any change in fair value is recognized in foreign exchange gain (loss) within the consolidated statements of income. Refer to Note 10, Derivative Instruments for further information.

Difference Attributable to Foreign Investments. As a result of the deemed mandatory repatriation provisions in the Tax Reform Act, the Company included $1,395.7 million of undistributed earnings in income subject to U.S. tax at reduced tax rates. In addition, the Company recognized $226.1 million of global intangible low-taxed income (“GILTI”) included in the Tax Reform Act which increases earnings previously taxed in the U.S. As a result, the Company does not intend to distribute earnings in a taxable manner, and therefore intends to limit distributions to earnings previously taxed in the U.S., or earnings that would qualify for the 100 percent dividends received deduction provided for in the Tax Reform Act, and earnings that would not result in any significant foreign taxes. The Company repatriated $233.8 million during 2018 of earnings previously taxed in the U.S. resulting in no significant taxes. Therefore, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries.
Tax Carryovers. The Company has U.S. state net operating losses which are carried forward from 5 to 20 years and are analyzed each year to determine the likelihood of realization. The state loss carryovers arise from both combined and separate tax filings from as early as 1999 and may expire as early as December 31, 2019 and as late as December 31, 2038. The state loss carryover at December 31, 2018, was $443.3 million resulting in a state deferred tax asset of $26.2 million.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The Mexico federal loss carryovers at December 31, 2018, were $7.9 million and, if not used, will begin to expire in 2026. A deferred tax asset was recognized in prior periods for the expected future tax benefit of these losses which will be carried forward to reduce only Mexican income tax payable in future years. A deferred tax asset is also recorded for a foreign tax credit carryover in the amount of $5.1 million, which if not used, will expire in 2028.
The valuation allowance for deferred tax assets as of December 31, 2018 and 2017, was $2.3 million and $2.1 million, respectively, primarily attributable to state net operating loss carryovers. The Company believes it is more likely than not that reversals of existing temporary differences that will produce future taxable income and the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of valuation allowances, related to loss carryovers.
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

	2018	2017
Balance at January 1,	$—	$3.8
Additions for tax positions of prior years	2.2	—
Reductions for tax positions of prior years	—	(0.1)
Reductions as a result of lapse of statute of limitations	—	(3.7)
Balance at December 31,	$2.2	$—
A tax expense of $2.2 million was recognized in the third quarter of 2018 relating to an uncertain tax position on tax credits generated in prior tax years. The unrecognized tax benefit would affect the effective income tax rate if recognized, and is not expected to change in the next twelve months.
Interest and penalties related to uncertain tax positions are included in income before taxes on the consolidated statements of income. Accrued interest and penalties on unrecognized tax benefits and interest and penalty expense was immaterial to the consolidated financial statements for all periods presented.
Tax Contingencies. Tax returns filed in the U.S. for periods after 2014 and in Mexico for periods after 2012 remain open to examination by the taxing authorities. In 2018, the IRS initiated an examination of the 2016 U.S. federal tax return. The Company does not expect that the examination will have a material impact on the consolidated financial statements. During the first quarter of 2017, the Company received audit assessments from the Servicio de Administración Tributaria (the “SAT”), the Mexican equivalent of the IRS, for the KCSM 2009 and 2010 Mexico tax returns. In 2017, the Company commenced administrative actions with the SAT. During the first quarter of 2018, the audit assessments were nullified by the SAT. In the third quarter of 2018, the SAT issued new assessments and the Company filed administrative appeals with the SAT. The Company believes that it has strong legal arguments in its favor and it is more likely than not that it will prevail in any challenge of the assessments.
The Company litigated a Value Added Tax (“VAT”) audit assessment from the SAT for KCSM for the year ended December 31, 2005. In November 2016, KCSM was notified of a resolution by the Mexican tax court annulling this assessment. The SAT appealed this resolution to the Mexican circuit court. In September 2017, KCSM was notified of a resolution by the circuit court which ordered the tax court to consider an argument made by KCSM in the original tax court proceeding that was not addressed in the tax court’s November 2016 resolution. In October 2017, the tax court ruled that the arguments made by KCSM asserting that the SAT unduly extended the audit process were not valid, and also annulled the assessment consistent with the tax court’s earlier November 2016 ruling. In December 2017, KCSM and the SAT filed an appeal with the Federal Courts of Appeals. In November 2018, the Appeals Court issued a ruling denying the SAT appeal and permanently annulled the VAT assessment. The SAT is unable to appeal the decision. The Appeals Court also denied KCSM’s appeal, therefore through March 29, 2019, the SAT can issue a new assessment; however, any such new assessment would

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

result in no tax being assessed based on the Tax Court’s guidelines, and therefore should not have a material impact to the Company’s consolidated financial statements.
KCSM has not historically assessed VAT on international import transportation services provided to its customers based on a written ruling that KCSM obtained from the SAT in 2008 stating that such services were not subject to VAT (the “2008 Ruling”). Notwithstanding the 2008 Ruling, in December 2013, the SAT unofficially informed KCSM of an intended implementation of new criteria effective as of January 1, 2014, pursuant to which VAT would be assessed on all international import transportation services on the portion of the services provided within Mexico. Additionally, in November 2013, the SAT filed an action to nullify the 2008 Ruling, potentially exposing the application of the new criteria to open tax years. In February 2014, KCSM filed an action opposing the SAT’s nullification action. In December 2016, KCSM was notified of a resolution issued by the Mexican tax court confirming the 2008 Ruling. The SAT appealed this resolution. In October 2017, the circuit court resolved to not render a decision on the case but rather to send the SAT’s appeal to the Supreme Court. In February 2018, the Supreme Court decided not to hear the case and remanded the SAT’s appeal back to the circuit court for a decision. In July 2018, the circuit court ordered the tax court to consider certain arguments made by the SAT in the original court proceeding that were not addressed in the tax court’s December 2016 resolution. On October 2, 2018, the tax court issued a decision confirming the 2008 Ruling. The SAT has appealed this decision. The Company believes it is more likely than not that it will continue to prevail in this matter. Further, as of the date of this filing, the SAT has not implemented any new criteria regarding the assessment of VAT on international import transportation services. The Company believes it is probable that any unexpected nullification of the 2008 Ruling and the implementation of any new VAT criteria would be applied on a prospective basis, in which case, due to the pass-through nature of VAT, KCSM would begin to assess its customers for VAT on international import transportation services, resulting in no material impact to the Company’s consolidated financial statements.

Note 14. Stockholders’ Equity
Information regarding the Company’s capital stock at December 31 follows:

	Shares Authorized		Shares Issued
	2018	2017	2018	2017
$25 par, 4% noncumulative, preferred stock	840,000	840,000	649,736	649,736
$1 par, preferred stock	2,000,000	2,000,000	—	—
$.01 par, common stock	400,000,000	400,000,000	123,352,185	123,352,185
Shares outstanding at December 31:

	2018	2017
$25 par, 4% noncumulative, preferred stock	228,395	242,170
$.01 par, common stock	100,896,678	103,036,805
Share Repurchases. In August 2017, the Company announced a new common share repurchase program authorizing the Company to purchase up to $800.0 million of its outstanding shares of common stock through June 30, 2020 (the “2017 Program”). Share repurchases may be made in the open market, through privately negotiated transactions, or through an accelerated share repurchase (“ASR”) program limited to $200.0 million. The Company entered into and settled an ASR program for the full ASR amount authorized under the 2017 Program during the second half of 2017.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

During 2018, the Company repurchased 2,272,213 shares of common stock at an average price of $106.98 per share and a total cost of $243.1 million. Since inception of the 2017 Program, the Company has repurchased 4,691,682 shares at an average price of $106.20 per share and a total cost of $498.3 million.
During 2018, the Company repurchased 13,775 shares of its $25 par preferred stock for $0.4 million at an average price of $26.23 per share.
Treasury Stock. Shares of common and preferred stock in treasury and related activity follow:

	2018	2017	2016
Balance at beginning of year	20,315,380	16,745,566	14,891,041
Shares repurchased	2,285,988	3,759,678	2,127,612
Shares issued to fund stock option exercises	(24,024)	(9,110)	(15,264)
Employee stock purchase plan shares issued	(62,866)	(76,401)	(82,372)
Nonvested shares issued	(51,191)	(124,519)	(179,309)
Nonvested shares forfeited	5,995	20,166	3,858
Balance at end of year	22,469,282	20,315,380	16,745,566
Cash Dividends on Common Stock. The following table presents the amount of cash dividends declared per common share by the Company’s Board of Directors:

	2018	2017	2016
Cash dividends declared per common share	$1.44	$1.38	$1.32

Note 15. Share-Based Compensation
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
The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used were as follows:

	2018	2017	2016
Expected dividend yield	1.36%	1.52%	1.60%
Expected volatility	27.09%	30.74%	32.29%
Risk-free interest rate	2.80%	2.20%	1.51%
Expected term (years)	6.0	6.0	6.0
Weighted-average grant date fair value of stock options granted	$28.52	$24.49	$22.98

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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
A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			In years	In millions
Options outstanding at December 31, 2017	500,624	$78.74
Granted	93,070	105.83
Exercised	(24,024)	74.57
Forfeited or expired	(5,155)	94.32
Options outstanding at December 31, 2018	564,515	$83.24	5.8	$9.1

Exercisable at December 31, 2018	385,774	$77.26	4.6	$8.3
The aggregate intrinsic value in the table above, which is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options, represents the amount optionees would have realized if all in-the-money options had been exercised on the last business day of the period indicated.
Compensation cost of $2.5 million, $2.3 million, and $2.5 million was recognized for stock option awards for the years ended December 31, 2018, 2017, and 2016, respectively. The total income tax benefit recognized in the consolidated statements of income was $0.6 million, $0.8 million, and $0.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Additional information regarding stock option exercises appears in the table below (in millions):

	2018	2017	2016
Aggregate grant-date fair value of stock options vested	$1.9	$2.8	$1.8
Intrinsic value of stock options exercised	1.0	0.2	0.6
Cash received from option exercises	1.8	0.7	0.9
Tax benefit from options exercised during the annual period	0.2	0.1	0.2
As of December 31, 2018, $1.3 million of unrecognized compensation cost relating to nonvested stock options is expected to be recognized over a weighted-average period of 1.0 year. At December 31, 2018, there were 3,468,741 shares available for future grants under the 2017 Plan.
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

On February 19, 2016 the Company granted 66,320 shares of nonvested stock (“the market-based award”) under the 2008 Plan that contained a market condition that accelerated the vesting in three tranches if the twenty trading day volume-weighted average price of the Company’s common stock was above certain targets, which fully vested on January 5, 2018.
The fair value and requisite service period of nonvested market-based awards were estimated on the date of grant using the Monte Carlo simulation model. The assumptions used in the Monte Carlo simulation model are consistent with those used to value stock options and were as follows:

Nonvested Stock
Expected dividend yield	1.58%
Expected volatility	31.68%
Risk-free interest rate	0.53% - 1.89%
Expected term (years)	1.9
Weighted-average grant date fair value	$70.95
A summary of nonvested stock activity is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
			In millions
Nonvested stock at December 31, 2017	276,679	$93.28
Granted	83,099	106.52
Vested	(96,162)	95.75
Forfeited	(5,995)	94.20
Nonvested stock at December 31, 2018	257,621	$96.61	$24.6
The fair value (at vest date) of shares vested during the years ended December 31, 2018, 2017, and 2016 was $10.4 million, $5.9 million, and $7.0 million, respectively.
The weighted-average grant date fair value of nonvested stock granted during 2018, 2017, and 2016 was $106.52, $93.29 and $80.92, respectively. Compensation cost for nonvested stock and market-based awards was $10.8 million, $9.3 million, and $9.6 million for the years ended December 31, 2018, 2017, and 2016, respectively. The total income tax benefit recognized in the consolidated statements of income was $2.6 million, $3.5 million, and $3.5 million for the years ended December 31, 2018, 2017, and 2016, respectively.
As of December 31, 2018, $11.3 million of unrecognized compensation costs related to nonvested stock is expected to be recognized over a weighted-average period of 1.1 years.
Performance Based Awards. The Company granted performance based nonvested stock awards during 2018 (the “2018 Awards”), 2017 (the “2017 Awards”) and 2016 (the “2016 Awards”). The awards granted provide a target number of shares that generally vest at the end of a 3-year requisite service period following the grant date. In addition to the service condition, the number of nonvested shares to be received depends on the attainment of defined Company-wide performance goals based on operating ratio (“OR”) and return on invested capital (“ROIC”) over a three-year performance period. The awards are also subject to a revenue growth multiplier based on a three-year performance period calculated as defined in the related award agreement that can range from 80% to 140% of the award earned based on the OR and ROIC achieved. The number of nonvested shares ultimately earned will range between zero to 200% of the target award.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

A summary of performance based nonvested stock activity at target is as follows:

	Target Number of Shares *	Weighted-Average Grant Date Fair Value
Nonvested stock, at December 31, 2017	139,502	$93.05
Granted	50,162	105.83
Vested	(32,219)	119.35
Forfeited	(4,466)	91.89
Nonvested stock, at December 31, 2018	152,979	$91.74
_____________________
* For the 2018 Awards and the 2017 Awards, participants in the aggregate can earn up to a maximum of 99,594 and 104,220 shares, respectively. For the 2016 Awards, the performance shares earned were 102,144.
The weighted-average grant date fair value of performance based nonvested stock granted during 2018, 2017 and 2016 was $105.83, $87.09 and $82.71, respectively. The Company expenses the grant date fair value of the awards which are probable of being earned over the performance periods. Compensation cost on performance based awards was $5.8 million, $6.0 million and $5.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. Total income tax benefit recognized in the consolidated statements of income for performance based awards was $1.5 million, $2.2 million and $2.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
As of December 31, 2018, $4.9 million of unrecognized compensation cost related to performance based awards is expected to be recognized over a weighted-average period of eleven months. The fair value (at vest date) of shares vested for the year ended December 31, 2018 was $3.5 million.
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following table summarizes activity related to the various ESPP offerings:

	Exercise Date			Received from Employees(i) In millions
	Date Issued	Purchase Price	Shares Issued

July 2018 offering	January 3, 2019	$81.13	35,972	$2.9
January 2018 offering	July 2, 2018	90.07	32,271	2.9
July 2017 offering	January 4, 2018	89.18	30,595	2.7
January 2017 offering	July 5, 2017	68.70	40,293	2.8
July 2016 offering	January 12, 2017	72.12	36,108	2.6
January 2016 offering	July 11, 2016	62.66	41,895	2.6
_____________________

(i)	Represents amounts received from employees through payroll deductions for share purchases under applicable offering.
The fair value of the ESPP stock purchase rights is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used for each of the respective periods were as follows:

	Year Ended December 31,
	2018	2017	2016
Expected dividend yield	1.22%	1.47%	1.65%
Expected volatility	13.29%	17.09%	23.84%
Risk-free interest rate	1.73%	0.89%	0.46%
Expected term (years)	0.5	0.5	0.5
Weighted-average grant date fair value	$18.66	$17.90	$17.29
Compensation expense of $1.3 million, $1.3 million, and $1.4 million was recognized for ESPP option awards for the years ended December 31, 2018, 2017, and 2016, respectively. At December 31, 2018, there were 3.5 million remaining shares available for future ESPP offerings under the plan.

Note 16. Commitments and Contingencies
Concession Duty. Under KCSM’s 50-year Concession, which could expire in 2047 unless extended, KCSM pays annual concession duty expense of 1.25% of gross revenues. For the year ended December 31, 2018, the concession duty expense, which is recorded within materials and other in operating expenses, was $17.8 million, compared to $17.0 million and $14.9 million for the same periods in 2017 and 2016, respectively.
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
Personal Injury. The Company’s personal injury liability is based on semi-annual actuarial studies performed on an undiscounted basis by an independent third party actuarial firm and reviewed by management. This liability is based on personal injury claims filed and an estimate of claims incurred but not yet reported. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Adjustments to the liability are reflected within operating expenses in the period in which changes to estimates are known. Personal injury claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The personal injury liability as of December 31, 2018, is based on an updated actuarial study of personal injury claims through November 30, 2018, and review of December 2018 experience. For the years ended December 31, 2018 and 2017, the Company recognized a $2.4 million increase and $3.6 million reduction, respectively, in personal injury liability, due to changes in estimates as a result of the Company’s claims development and settlement experience.
The personal injury liability activity was as follows (in millions):

	2018	2017
Balance at beginning of year	$19.3	$23.8
Accruals	5.3	4.8
Changes in estimate	2.4	(3.6)
Payments	(7.4)	(5.7)
Balance at end of year	$19.6	$19.3
Tax Contingencies. Information regarding tax contingencies is included in Note 13, Income Taxes — Tax Contingencies.
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
Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness, bankruptcy, insolvency or liquidation of a customer, or weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and its operating results. If the financial condition of the Company’s customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate as of December 31, 2018.
Panama Canal Railway Company (”PCRC”) Guarantees and Indemnities. At December 31, 2018, the Company had issued and outstanding $5.6 million under a standby letter of credit to fulfill its obligation to fund fifty percent of the debt service reserve and liquidity reserve established by PCRC in connection with the issuance of the 7.0% Senior Secured Notes due November 1, 2026 (the “PCRC Notes”). Additionally, KCS has pledged its shares of PCRC as security for the PCRC Notes.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Note 17. Quarterly Financial Data (Unaudited)

	Fourth	Third	Second	First
	(In millions, except per share amounts)
2018
Revenues	$694.0	$699.0	$682.4	$638.6
Operating income (i)	256.4	265.4	245.8	218.7
Net income (ii)	161.8	174.0	148.7	144.9
Net income attributable to Kansas City Southern and subsidiaries	161.1	173.6	148.2	144.5
Per share data:
Basic earnings per common share	$1.59	$1.71	$1.45	$1.41
Diluted earnings per common share	1.59	1.70	1.45	1.40

2017
Revenues	$660.4	$656.6	$656.4	$609.5
Operating income	237.8	233.8	239.3	210.7
Net income (iii)	552.4	129.9	134.7	146.9
Net income attributable to Kansas City Southern and subsidiaries	551.7	129.3	134.4	146.6
Per share data:
Basic earnings per common share	$5.35	$1.24	$1.27	$1.38
Diluted earnings per common share	5.33	1.23	1.27	1.38
_____________________
(i) During the third and fourth quarters of 2018, the Company recognized a pre-tax gain of $9.4 million and $8.5 million, respectively, within operating expense for insurance recoveries related to damage from Hurricane Harvey in 2017.
(ii) During the second and third quarters of 2018, the Company recognized discrete tax benefits of $4.3 million and $16.6 million, respectively, for adjustments to the provisional tax impacts of the Tax Reform Act.
(iii) During the fourth quarter of 2017, the Company recognized a provisional $413.0 million net tax benefit as a result of the Tax Reform Act, which was signed into law December 22, 2017.

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
The following tables provide information by geographic area (in millions):

	Years ended December 31,
	2018	2017	2016
Revenues
U.S.	$1,424.8	$1,359.5	$1,210.8
Mexico	1,289.2	1,223.4	1,123.4
Total revenues	$2,714.0	$2,582.9	$2,334.2

	December 31,
	2018	2017
Property and equipment (including concession assets), net
U.S.	$5,401.3	$5,227.3
Mexico	3,289.8	3,176.5
Total property and equipment (including concession assets), net	$8,691.1	$8,403.8

Note 19. Subsequent Events
Foreign Currency Hedging
As of December 31, 2018, the Company had outstanding foreign currency option contracts known as zero-cost collars with an aggregate notional amount of $120.0 million, to hedge its exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar. During January 2019, these contracts matured, resulting in cash received of $0.3 million.
During January 2019, the Company entered into several foreign currency forward contracts with an aggregate notional amount of $290.0 million and maturity dates throughout 2019. These contracts obligate the Company to purchase a total of Ps.5,754.9 million at a weighted-average exchange rate of Ps.19.84 to each U.S. dollar.
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
As of December 31, 2018, KCS, the parent, had outstanding $2,593.5 million senior notes due through 2048. The senior notes are unsecured obligations of KCS, and are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCSR and certain 100% owned domestic subsidiaries of KCS (the “Guarantor Subsidiaries”).
As of December 31, 2018, KCSR had outstanding $2.7 million principal amount of senior notes due through 2045. The senior notes are unsecured obligations of KCSR, and are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCS and the Guarantor Subsidiaries.
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

Condensed Consolidating Statements of Comprehensive Income

	2018
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$1,279.2	$45.2	$1,433.5	$(43.9)	$2,714.0
Operating expenses	5.2	877.2	38.7	848.4	(41.8)	1,727.7
Operating income (loss)	(5.2)	402.0	6.5	585.1	(2.1)	986.3
Equity in net earnings (losses) of affiliates	635.6	(1.1)	4.5	0.3	(636.7)	2.6
Interest expense	(96.1)	(78.8)	—	(28.6)	93.5	(110.0)
Debt retirement costs	—	—	—	(2.2)	—	(2.2)
Foreign exchange gain	—	—	—	7.8	—	7.8
Other income, net	92.5	1.6	—	1.9	(93.6)	2.4
Income before income taxes	626.8	323.7	11.0	564.3	(638.9)	886.9
Income tax expense (benefit)	(0.6)	69.7	2.6	186.3	(0.5)	257.5
Net income	627.4	254.0	8.4	378.0	(638.4)	629.4
Less: Net income attributable to noncontrolling interest	—	—	—	2.0	—	2.0
Net income attributable to Kansas City Southern and subsidiaries	627.4	254.0	8.4	376.0	(638.4)	627.4
Other comprehensive income	2.7	—	—	0.1	(0.1)	2.7
Comprehensive income attributable to Kansas City Southern and subsidiaries	$630.1	$254.0	$8.4	$376.1	$(638.5)	$630.1

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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Balance Sheets

	December 31, 2018
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$229.8	$257.6	$5.0	$350.4	$(207.4)	$635.4
Investments	—	3.9	4.4	36.6	—	44.9
Investments in consolidated subsidiaries	4,852.8	4.4	190.2	—	(5,047.4)	—
Property and equipment (including concession assets), net	—	4,429.2	165.1	4,104.8	(8.0)	8,691.1
Other assets	2,523.4	59.3	—	36.8	(2,521.1)	98.4
Total assets	$7,606.0	$4,754.4	$364.7	$4,528.6	$(7,783.9)	$9,469.8
Liabilities and equity:
Current liabilities	$214.2	$109.2	$80.1	$252.3	$(208.8)	$447.0
Long-term debt	2,563.0	1,828.8	—	808.5	(2,521.0)	2,679.3
Deferred income taxes	(4.4)	812.8	84.7	188.8	(2.0)	1,079.9
Other liabilities	20.2	94.8	0.2	15.8	(0.1)	130.9
Stockholders’ equity	4,813.0	1,908.8	199.7	2,943.5	(5,052.0)	4,813.0
Noncontrolling interest	—	—	—	319.7	—	319.7
Total liabilities and equity	$7,606.0	$4,754.4	$364.7	$4,528.6	$(7,783.9)	$9,469.8

	December 31, 2017
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$292.0	$214.1	$8.8	$475.5	$(310.3)	$680.1
Investments	—	3.9	—	40.7	—	44.6
Investments in consolidated subsidiaries	4,462.4	7.4	182.2	—	(4,652.0)	—
Property and equipment (including concession assets), net	—	4,283.2	171.6	3,954.9	(5.9)	8,403.8
Other assets	2,159.6	46.8	—	252.5	(2,388.7)	70.2
Total assets	$6,914.0	$4,555.4	$362.6	$4,723.6	$(7,356.9)	$9,198.7
Liabilities and equity:
Current liabilities	$277.9	$578.7	$94.9	$332.0	$(311.8)	$971.7
Long-term debt	2,066.8	1,517.2	—	1,040.3	(2,388.8)	2,235.5
Deferred income taxes	(7.1)	734.8	84.0	177.0	(1.5)	987.2
Other liabilities	13.5	70.0	0.3	55.1	—	138.9
Stockholders’ equity	4,562.9	1,654.7	183.4	2,802.7	(4,654.8)	4,548.9
Noncontrolling interest	—	—	—	316.5	—	316.5
Total liabilities and equity	$6,914.0	$4,555.4	$362.6	$4,723.6	$(7,356.9)	$9,198.7

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Statements of Cash Flows

	2018
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$223.8	$460.9	$1.2	$501.3	$(241.5)	$945.7
Investing activities:
Capital expenditures	—	(244.8)	(1.1)	(274.4)	—	(520.3)
Purchase or replacement of equipment under operating leases	—	(88.4)	—	(10.5)	—	(98.9)
Property investments in MSLLC	—	—	—	(26.1)	—	(26.1)
Insurance proceeds related to hurricane damage	—	7.6	—	—	—	7.6
Investments in and advances to affiliates	(7.8)	—	(7.8)	(15.2)	11.6	(19.2)
Proceeds from repayment of loans to affiliates	4,584.5	—	—	125.0	(4,709.5)	—
Loans to affiliates	(4,515.6)	—	—	(125.0)	4,640.6	—
Proceeds from disposal of property	—	4.1	—	4.6	—	8.7
Other investing activities	—	(6.1)	—	—	2.4	(3.7)
Net cash provided (used)	61.1	(327.6)	(8.9)	(321.6)	(54.9)	(651.9)
Financing activities:
Net short-term borrowings	(348.1)	—	—	—	—	(348.1)
Proceeds from issuance of long-term debt	499.4	—	—	—	—	499.4
Repayment of long-term debt	—	(3.9)	(0.1)	(77.5)	—	(81.5)
Debt issuance and retirement costs paid	(6.2)	—	—	(1.8)	—	(8.0)
Dividends paid	(147.5)	—	—	(239.1)	239.1	(147.5)
Shares repurchased	(243.5)	—	—	—	—	(243.5)
Proceeds from loans from affiliates	125.0	4,465.6	—	50.0	(4,640.6)	—
Repayment of loans from affiliates	(125.0)	(4,584.5)	—	—	4,709.5	—
Contributions from affiliates	—	—	7.8	3.8	(11.6)	—
Other financing activities	1.8	—	—	—	—	1.8
Net cash provided (used)	(244.1)	(122.8)	7.7	(264.6)	296.4	(327.4)
Cash and cash equivalents:
Net increase (decrease)	40.8	10.5	—	(84.9)	—	(33.6)
At beginning of year	0.7	17.6	—	115.8	—	134.1
At end of year	$41.5	$28.1	$—	$30.9	$—	$100.5

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Statements of Cash Flows—(Continued)

	2017
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$220.4	$556.6	$0.4	$266.9	$(15.9)	$1,028.4
Investing activities:
Capital expenditures	—	(375.2)	(0.3)	(209.9)	—	(585.4)
Purchase or replacement of equipment under operating leases	—	(42.6)	—	—	—	(42.6)
Property investments in MSLLC	—	—	—	(26.0)	—	(26.0)
Insurance proceeds related to hurricane damage	—	—	—	—	—	—
Investments in and advances to affiliates	(0.6)	—	(0.6)	(20.4)	1.2	(20.4)
Proceeds from repayment of loans to affiliates	12,241.7	—	—	—	(12,241.7)	—
Loans to affiliates	(12,102.6)	—	—	—	12,102.6	—
Proceeds from disposal of property	—	6.0	—	2.8	—	8.8
Other investing activities	—	(17.2)	—	(1.7)	3.4	(15.5)
Net cash provided (used)	138.5	(429.0)	(0.9)	(255.2)	(134.5)	(681.1)
Financing activities:
Net short-term borrowings	159.0	—	—	—	—	159.0
Proceeds from issuance of long-term debt	—	—	—	—	—	—
Repayment of long-term debt	—	(3.5)	(0.1)	(21.8)	—	(25.4)
Debt issuance and retirement costs paid	—	—	—	—	—	—
Dividends paid	(142.5)	—	—	(12.5)	12.5	(142.5)
Shares repurchased	(375.6)	—	—	—	—	(375.6)
Proceeds from loans from affiliates	—	12,102.6	—	—	(12,102.6)	—
Repayment of loans from affiliates	—	(12,241.7)	—	—	12,241.7	—
Contribution from affiliates	—	—	0.6	0.6	(1.2)	—
Other financing activities	0.7	—	—	—	—	0.7
Net cash provided (used)	(358.4)	(142.6)	0.5	(33.7)	150.4	(383.8)
Cash and cash equivalents:
Net increase (decrease)	0.5	(15.0)	—	(22.0)	—	(36.5)
At beginning of year	0.2	32.6	—	137.8	—	170.6
At end of year	$0.7	$17.6	$—	$115.8	$—	$134.1

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Statements of Cash Flows—(Continued)

	2016
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$434.1	$235.4	$0.6	$482.7	$(233.8)	$919.0
Investing activities:
Capital expenditures	—	(372.2)	(0.6)	(190.8)	—	(563.6)
Purchase or replacement of equipment under operating leases	—	(26.6)	—	—	—	(26.6)
Property investments in MSLLC	—	—	—	(33.1)	—	(33.1)
Insurance proceeds related to hurricane damage	—	—	—	—	—	—
Investments in and advances to affiliates	(153.4)	—	(6.5)	(0.9)	159.9	(0.9)
Proceeds from repayment of loans to affiliates	9,067.7	—	—	—	(9,067.7)	—
Loans to affiliates	(9,123.4)	—	—	—	9,123.4	—
Proceeds from disposal of property	—	2.0	—	3.1	(0.1)	5.0
Other investing activities	—	(14.9)	—	3.9	2.0	(9.0)
Net cash used	(209.1)	(411.7)	(7.1)	(217.8)	217.5	(628.2)
Financing activities:
Net short-term borrowings	100.8	—	—	—	—	100.8
Proceeds from issuance of long-term debt	248.7	—	—	—	—	248.7
Repayment of long-term debt	(244.8)	(3.4)	(0.1)	(28.1)	—	(276.4)
Debt issuance and retirement costs paid	(2.4)	—	—	(0.2)	—	(2.6)
Dividends paid	(142.8)	—	—	(230.2)	230.2	(142.8)
Shares repurchased	(185.4)	—	—	—	—	(185.4)
Proceeds from loans from affiliates	—	9,123.4	—	—	(9,123.4)	—
Repayment of loans from affiliates	—	(9,067.7)	—	—	9,067.7	—
Contribution from affiliates	—	146.6	6.5	6.8	(159.9)	—
Other financing activities	0.9	(0.1)	—	(1.6)	1.7	0.9
Net cash provided (used)	(225.0)	198.8	6.4	(253.3)	16.3	(256.8)
Cash and cash equivalents:
Net increase (decrease)	—	22.5	(0.1)	11.6	—	34.0
At beginning of year	0.2	10.1	0.1	126.2	—	136.6
At end of year	$0.2	$32.6	$—	$137.8	$—	$170.6

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable.

Item 9A.	Controls and Procedures
(a) Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
(c) Internal Control over Financial Reporting
The report of management on the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) is included as “Management’s Report on Internal Control over Financial Reporting” in Item 8, Financial Statements and Supplementary Data.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s financial statements contained herein, also audited the Company’s internal control over financial reporting as of December 31, 2018. The audit report is included in Item 8, Financial Statements and Supplementary Data.

Item 9B.	Other Information
None.

Part III
The Company has incorporated by reference certain responses to the Items of this Part III pursuant to Rule 12b-23 under the Exchange Act and General Instruction G(3) to Form 10-K. The Company’s definitive proxy statement for the 2019 annual meeting of stockholders (“Proxy Statement”), will be filed no later than 120 days after December 31, 2018.

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
(g) Annual Certification to the New York Stock Exchange
KCS’s common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “KSU”. As a result, the Chief Executive Officer is required to make annually, and he made on May 30, 2018, a CEO’s Annual Certification to the New York Stock Exchange in accordance with Section 303A.12 of the NYSE Listed Company Manual stating that he was not aware of any violations by KCS of the NYSE corporate governance listing standards.

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
Equity Compensation Plan Information
The following table provides information as of December 31, 2018, about the common stock that may be issued upon the exercise of options, warrants and rights, as well as shares remaining available for future issuance under the Company’s existing equity compensation plans.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans-Excluding Securities Reflected in the First Column (i)
Equity compensation plans:
Approved by security holders	761,057	$85.02	6,948,222
Not approved by security holders	—	—	—
Total	761,057	$85.02	6,948,222
_____________________

(i)
Includes 3,479,481 shares available for issuance under the 2009 Employee Stock Purchase Plan and 3,468,741 shares available for issuance under the 2017 Plan in the form of Nonvested Shares, Bonus Shares, Performance Units or Performance Shares or issued upon the exercise of Options (including ISOs) or stock appreciation rights awarded under the 2017 Plan.

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
The consolidated financial statements and related notes, together with the reports of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm and KPMG LLP, Independent Registered Public Accounting Firm, appear in Item 8, Financial Statements and Supplementary Data.
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

4.6.8
Eighth Supplemental Indenture, dated May 3, 2018, among the Company, the Note Guarantors and U.S. Bank National Association, as trustee, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on May 4, 2018 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.6.8.

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

10.5*	Kansas City Southern Executive Plan (Amended and Restated January 23, 2018), is attached to this Form 10-K as Exhibit 10.5.

10.6*
Kansas City Southern Executive Deferred Compensation Plan, dated August 31, 2018, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2018, filed on October 19, 2018 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.6.

10.7*	Kansas City Southern Annual Incentive Plan, as amended and restated November 9, 2018, is attached to this Form 10-K as Exhibit 10.7.

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

10.8.3
English translation of amendment no. 3, dated March 26, 2014, of concession title granted by SCT in favor of KCSM, formerly known as FNE, December 2, 1996, as amended February 12, 2001 and November 22, 2006, filed as Exhibit 10.8.3 to the Company’s Form 10-K for the year ended December 31, 2016, filed on January 27, 2017 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.8.3.

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

Exhibit	Description
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

10.11.5
Amendment No. 2 to Limited Liability Company Agreement, dated December 9, 2013, among the Company, KCS Holdings, Inc. and The Alabama Great Southern Railroad Company, filed as Exhibit 10.11.5 to the Company’s Form 10-K for the year ended December 31, 2016, filed on January 27, 2017 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.11.5.

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

10.14.4*
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (Non-United States Employees) under the 2008 Plan for the 2014 Long-Term Incentive Program, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 26, 2014 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.14.4.

Exhibit	Description
10.14.5*
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

10.14.7*
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement under the 2008 Plan for the 2017 Long-Term Incentive Program, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 24, 2017 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.14.7.

10.15*
English translation of the Employment Agreement, dated April 20, 2006, between Kansas City Southern de México, S.A. de C.V. and José Guillermo Zozaya Delano, filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2009, filed on April 30, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.15.

10.15.1*
English translation of Amendment Agreement to the Individual Indefinite Employment Contract of April 20, 2006, dated May 27, 2009, between KCSM and José Guillermo Zozaya Delano, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 2, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.15.1.

10.16*
Employment Agreement, dated August 15, 2008, between KCSR and Michael W. Upchurch, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 22, 2008 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.16.

10.16.1*
Amendment to Employment Agreement dated December 17, 2012, between KCSR and Michael W. Upchurch, filed as Exhibit 10.28.1 to the Company’s Form 10-K for the year ended December 31, 2012, filed on February 4, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.16.1.

10.17*
Employment Agreement, dated February 18, 2015, between The Kansas City Southern Railway Company and Jeffrey M. Songer, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 15, 2016 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.17.

10.18*
Employment Agreement, as amended and restated January 1, 2001, between the Company and Warren K. Erdman, filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on February 9, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.18.

10.18.1*
Amendment to Employment Agreement, dated August 1, 2001, between the Company and Warren K. Erdman, filed as Exhibit 10.5.1 to the Company’s Annual Report on Form 10-K filed on February 9, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.18.1.

10.18.2*
Addendum to Employment Agreement, dated August 18, 2004, between the Company and Warren K. Erdman, filed as Exhibit 10.5.2 to the Company’s Annual Report on Form 10-K filed on February 9, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.18.2.

10.18.3*
Addendum to Employment Agreement, dated April 20, 2009, among the Company, KCSR, and Warren K. Erdman, filed as Exhibit 10.5.3 to the Company’s Annual Report on Form 10-K filed on February 9, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.18.3.

10.18.4*
Amendment to Employment Agreement, dated December 17, 2012, between KCSR and Warren K. Erdman, filed as Exhibit 10.4.4 to the Company’s Form 10-Q for the quarter ended March 31, 2018, filed on April 20, 2018 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.18.4.

10.19*
Employment Agreement, dated July 13, 2015, between The Kansas City Southern Railway Company and Brian Hancock, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2016, filed on April 19, 2016 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.19.

10.20
Trackage Rights Agreement, dated February 9, 2010, between KCSM and Ferromex, filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2010, filed on April 27, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.20.

10.21
Form of Loan Agreement between Locomotives Structured Holdings LLC (as successor by assignment from General Electric Capital Corporation) and KCSM, dated September 1, 2011, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2011, filed on October 21, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.21.

Exhibit	Description
10.22
Financing Agreement dated as of February 21, 2012, between The Kansas City Southern Railway Company and the United States of America represented by the Secretary of Transportation acting through the Administrator of the Federal Railroad Administration, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 22, 2012 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.22.

10.23
Financing Agreement between The Texas-Mexican Railway Company and the Federal Railroad Administration, dated June 28, 2005, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on August 15, 2005 (File No. 1-04717), are incorporated herein by reference as Exhibit 10.23.

10.23.1
Pledge Agreement between Mexrail, Inc. and the Federal Railroad Administration, and Guaranty of Mexrail, Inc. in favor of the Federal Railroad Administration, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on August 15, 2005 (File No. 1-04717), are incorporated herein by reference as Exhibit 10.23.1.

10.24
Credit Agreement, dated December 9, 2015, among the Company, the guarantors party thereto, the various financial institutions and other persons from time to time parties thereto as lenders, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Citibank, N.A., as co-syndication agents and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Citigroup Global Markets Inc., as joint lead arrangers and joint bookrunning managers, filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.24.

10.25*
Form of Executive Arbitration Agreement with the Company’s executive officers, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on July 21, 2017 (File No. 1-04717), is incorporated herein by reference as Exhibit 10.25.

10.26*
Kansas City Southern 2017 Equity Incentive Plan, effective May 4, 2017 (the “2017 Plan”), filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2017 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.26.

10.26.1*
Form of Restricted Shares Award Agreement under the 2017 Plan, filed as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 9, 2017 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.26.1.

10.26.2*
Form of Restricted Shares Award Agreement (Standard Form) under the 2017 Plan, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 12, 2018 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.26.2.

10.26.3*
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement under the 2017 Plan for the 2018 Long-Term Incentive Program, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2018 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.26.3.

10.26.4*
Form of Non-Management Director Deferred Stock Award Agreement under the 2017 Plan, filed as Exhibit 10.27.2 to the Company’s Form 10-K for the year ended December 31, 2017, filed on January 26, 2018 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.26.4.

10.26.5*	Form of Restricted Shares Award Agreement (for use with the Executive Plan) under the 2017 Plan, is attached to this Form 10-K as Exhibit 10.26.5.

21.1	Subsidiaries of the Company

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm, is attached to this Form 10-K as Exhibit 23.1.

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, is attached to this Form 10-K as Exhibit 23.2.

24.1	Power of Attorney (contained in the signature page herein).

31.1	Certification of Patrick J. Ottensmeyer, Chief Executive Officer of the Company, is attached to this Form 10-K as Exhibit 31.1.

31.2	Certification of Michael W. Upchurch, Chief Financial Officer of the Company, is attached to this Form 10-K as Exhibit 31.2.

32.1	Certification of Patrick J. Ottensmeyer, Chief Executive Officer of the Company, furnished pursuant to 18 U.S.C. Section 1350, is attached to this Form 10-K as Exhibit 32.1.

32.2	Certification of Michael W. Upchurch, Chief Financial Officer of the Company, furnished pursuant to 18 U.S.C. Section 1350, is attached to this Form 10-K as Exhibit 32.2.

Exhibit	Description
101
The following financial information from Kansas City Southern’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017, and 2016, (iii) Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016, (v) Consolidated Statements of Changes in Equity for the Three Years ended December 31, 2018, 2017, and 2016, and (vi) the Notes to Consolidated Financial Statements.

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
January 25, 2019
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on January 25, 2019.

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