Form 10-Q
period 2019-06-30
KANSAS CITY SOUTHERN
filed 2019-07-19
CIK 54480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 1-4717
KANSAS CITY SOUTHERN
(Exact name of registrant as specified in its charter)

Delaware			44-0663509
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
427 West 12th Street
Kansas City	,	Missouri	64105
(Address of principal executive offices)			(Zip Code)
816.983.1303
(Registrant’s telephone number, including area code)
No Change
(Former name, former address and former fiscal year, if changed since last report.)
____________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Preferred Stock, Par Value $25 Per Share, 4%, Noncumulative	KSU	New York Stock Exchange
Common Stock, $.01 Per Share Par Value	KSU	New York Stock Exchange

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	July 12, 2019
Common Stock, $0.01 per share par value	99,913,836 Shares

Kansas City Southern and Subsidiaries
Form 10-Q
June 30, 2019
Index

		Page
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	3
	Consolidated Statements of Income — Three and six months ended June 30, 2019 and 2018	3
	Consolidated Statements of Comprehensive Income — Three and six months ended June 30, 2019 and 2018	4
	Consolidated Balance Sheets — June 30, 2019 and December 31, 2018	5
	Consolidated Statements of Cash Flows — Six months ended June 30, 2019 and 2018	6
	Consolidated Statements of Changes in Equity — Three months ended June 30, 2019, March 31, 2019, December 31, 2018, September 30, 2018, June 30, 2018 and March 31, 2018	7
	Notes to the Unaudited Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults Upon Senior Securities	40
Item 4.	Mine Safety Disclosures	40
Item 5.	Other Information	40
Item 6.	Exhibits	41
	SIGNATURES	42

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Kansas City Southern and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In millions, except share and per share amounts) (Unaudited)
Revenues	$714.0	$682.4	$1,388.8	$1,321.0
Operating expenses:
Compensation and benefits	128.3	122.3	257.2	243.9
Purchased services	56.7	49.5	109.5	96.6
Fuel	87.7	85.5	170.7	166.8
Mexican fuel excise tax credit	—	(8.0)	—	(17.2)
Equipment costs	26.3	30.7	56.7	62.9
Depreciation and amortization	87.7	86.3	176.2	169.6
Materials and other	68.3	70.3	131.7	133.9
Restructuring charges	51.0	—	118.5	—
Total operating expenses	506.0	436.6	1,020.5	856.5
Operating income	208.0	245.8	368.3	464.5
Equity in net earnings (losses) of affiliates	(0.2)	1.0	1.5	2.0
Interest expense	(28.0)	(28.0)	(56.2)	(53.5)
Debt retirement costs	—	(2.2)	(0.6)	(2.2)
Foreign exchange gain (loss)	8.3	(21.0)	12.9	6.8
Other income, net	0.1	0.5	0.2	0.2
Income before income taxes	188.2	196.1	326.1	417.8
Income tax expense	59.1	47.4	93.8	124.2
Net income	129.1	148.7	232.3	293.6
Less: Net income attributable to noncontrolling interest	0.4	0.5	0.8	0.9
Net income attributable to Kansas City Southern and subsidiaries	128.7	148.2	231.5	292.7
Preferred stock dividends	—	—	0.1	0.1
Net income available to common stockholders	$128.7	$148.2	$231.4	$292.6

Earnings per share:
Basic earnings per share	$1.29	$1.45	$2.31	$2.86
Diluted earnings per share	$1.28	$1.45	$2.30	$2.85

Average shares outstanding (in thousands):
Basic	100,028	102,092	100,264	102,332
Potentially dilutive common shares	394	400	405	401
Diluted	100,422	102,492	100,669	102,733
See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In millions) (Unaudited)
Net income	$129.1	$148.7	$232.3	$293.6
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate derivative instruments during the period, net of tax of $(2.4) million, $0.5 million, $(4.1) million and $2.1 million, respectively	(7.6)	1.5	(12.7)	6.0
Foreign currency translation adjustments	0.1	(1.2)	0.3	—
Other comprehensive income (loss)	(7.5)	0.3	(12.4)	6.0
Comprehensive income	121.6	149.0	219.9	299.6
Less: Comprehensive income attributable to noncontrolling interest	0.4	0.5	0.8	0.9
Comprehensive income attributable to Kansas City Southern and subsidiaries	$121.2	$148.5	$219.1	$298.7
See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(In millions, except share and per share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47.6	$100.5
Accounts receivable, net	296.3	301.2
Materials and supplies	154.5	160.3
Other current assets	111.3	73.4
Total current assets	609.7	635.4
Operating lease right-of-use assets	193.2	—
Investments	48.0	44.9
Property and equipment (including concession assets), net	8,744.6	8,691.1
Other assets	42.6	98.4
Total assets	$9,638.1	$9,469.8
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$283.9	$10.1
Accounts payable and accrued liabilities	483.4	436.9
Total current liabilities	767.3	447.0
Long-term operating lease liabilities	103.8	—
Long-term debt	2,401.4	2,679.3
Deferred income taxes	1,088.1	1,079.9
Other noncurrent liabilities and deferred credits	126.0	130.9
Total liabilities	4,486.6	4,337.1
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued; 223,495 and 228,395 shares outstanding at June 30, 2019 and December 31, 2018, respectively	5.6	5.7
$.01 par, common stock, 400,000,000 shares authorized; 123,352,185 shares issued; 99,877,377 and 100,896,678 shares outstanding at June 30, 2019 and December 31, 2018, respectively	1.0	1.0
Additional paid-in capital	947.1	946.6
Retained earnings	3,898.8	3,870.6
Accumulated other comprehensive loss	(23.3)	(10.9)
Total stockholders’ equity	4,829.2	4,813.0
Noncontrolling interest	322.3	319.7
Total equity	5,151.5	5,132.7
Total liabilities and equity	$9,638.1	$9,469.8
See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2019	2018
	(In millions) (Unaudited)
Operating activities:
Net income	$232.3	$293.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176.2	169.6
Deferred income taxes	12.2	31.5
Equity in net earnings of affiliates	(1.5)	(2.0)
Share-based compensation	12.0	11.6
Distributions from affiliates	3.0	2.5
Settlement of foreign currency derivative instruments	4.8	12.0
Gain on foreign currency derivative instruments	(10.9)	(4.1)
Restructuring charges	118.5	—
Cash payments for restructuring charges	(1.4)	—
Deemed mandatory repatriation tax	—	(4.0)
Changes in working capital items:
Accounts receivable	15.6	(17.2)
Materials and supplies	4.5	1.8
Other current assets	(16.3)	(21.3)
Accounts payable and accrued liabilities	(6.8)	(41.0)
Other, net	(1.0)	(7.2)
Net cash provided by operating activities	541.2	425.8

Investing activities:
Capital expenditures	(350.4)	(267.3)
Purchase or replacement of equipment under operating leases	(0.9)	(98.9)
Property investments in MSLLC	(22.3)	(20.4)
Investments in and advances to affiliates	(15.3)	(6.3)
Proceeds from disposal of property	12.3	5.7
Other, net	2.5	3.0
Net cash used for investing activities	(374.1)	(384.2)

Financing activities:
Net short-term borrowings	—	(348.1)
Proceeds from issuance of long-term debt	—	499.4
Repayment of long-term debt	(5.5)	(76.0)
Dividends paid	(72.6)	(74.1)
Shares repurchased	(142.7)	(108.5)
Debt issuance and retirement costs paid	(2.5)	(8.0)
Proceeds from employee stock plans	3.3	0.7
Net cash used for financing activities	(220.0)	(114.6)
Cash and cash equivalents:
Net decrease during each period	(52.9)	(73.0)
At beginning of year	100.5	134.1
At end of period	$47.6	$61.1
See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Changes in Equity
(in millions, except per share amounts)
(Unaudited)

	$25 Par Preferred Stock	$.01 Par Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total

Balance at December 31, 2017	$6.1	$1.0	$943.3	$3,611.4	$(12.9)	$316.5	$4,865.4
Reclassification due to adoption of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income				0.7	(0.7)		—
Net income				144.5		0.4	144.9
Other comprehensive income					5.7		5.7
Dividends on common stock ($0.36/share)				(36.9)			(36.9)
Dividends on $25 par preferred stock ($0.25/share)				(0.1)			(0.1)
Share repurchases		—	(4.6)	(49.4)			(54.0)
Options exercised and stock subscribed, net of shares withheld for employee taxes			0.6				0.6
Share-based compensation			5.8				5.8
Balance at March 31, 2018	6.1	1.0	945.1	3,670.2	(7.9)	316.9	4,931.4
Net income				148.2		0.5	148.7
Other comprehensive income					0.3		0.3
Contribution from noncontrolling interest						1.2	1.2
Dividends on common stock ($0.36/share)				(36.8)			(36.8)
Dividends on $25 par preferred stock ($0.25/share)				—			—
Share repurchases		—	(4.6)	(49.9)			(54.5)
Options exercised and stock subscribed, net of shares withheld for employee taxes			0.1				0.1
Share-based compensation			5.8				5.8
Balance at June 30, 2018	6.1	1.0	946.4	3,731.7	(7.6)	318.6	4,996.2
Net income				173.6		0.4	174.0
Other comprehensive income					4.2		4.2
Dividends on common stock ($0.36/share)				(36.6)			(36.6)
Dividends on $25 par preferred stock ($0.25/share)				(0.1)			(0.1)
Share repurchases	(0.2)	—	(4.4)	(50.2)			(54.8)
Options exercised and stock subscribed, net of shares withheld for employee taxes			3.5				3.5
Share-based compensation			4.4				4.4
Balance at September 30, 2018	5.9	1.0	949.9	3,818.4	(3.4)	319.0	5,090.8
Net income				161.1		0.7	161.8
Other comprehensive loss					(7.5)		(7.5)
Dividends on common stock ($0.36/share)				(36.4)			(36.4)
Dividends on $25 par preferred stock ($0.25/share)				—			—
Share repurchases	(0.2)	—	(7.5)	(72.5)			(80.2)
Options exercised and stock subscribed, net of shares withheld for employee taxes			(0.2)				(0.2)
Share-based compensation			4.4				4.4
Balance at December 31, 2018	5.7	1.0	946.6	3,870.6	(10.9)	319.7	5,132.7
Net income				102.8		0.4	103.2
Other comprehensive loss					(4.9)		(4.9)
Contribution from noncontrolling interest						1.8	1.8
Dividends on common stock ($0.36/share)				(36.3)			(36.3)
Dividends on $25 par preferred stock ($0.25/share)				(0.1)			(0.1)
Share repurchases	—	—	(4.4)	(45.9)			(50.3)
Options exercised and stock subscribed, net of shares withheld for employee taxes			(2.1)				(2.1)
Share-based compensation			6.0				6.0
Balance at March 31, 2019	5.7	1.0	946.1	3,891.1	(15.8)	321.9	5,150.0
Net income				128.7		0.4	129.1
Other comprehensive loss					(7.5)		(7.5)
Dividends on common stock ($0.36/share)				(36.0)			(36.0)
Dividends on $25 par preferred stock ($0.25/share)				—			—
Share repurchases	(0.1)	—	(7.3)	(85.0)			(92.4)
Options exercised and stock subscribed, net of shares withheld for employee taxes			2.3				2.3
Share-based compensation			6.0				6.0
Balance at June 30, 2019	$5.6	$1.0	$947.1	$3,898.8	$(23.3)	$322.3	$5,151.5

See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements
For purposes of this report, “KCS” or the “Company” may refer to Kansas City Southern or, as the context requires, to one or more subsidiaries of Kansas City Southern.

1. Basis of Presentation
In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring adjustments) necessary to reflect a fair statement of the results for interim periods in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three and six months ended June 30, 2019, are not necessarily indicative of the results to be expected for the full year ending December 31, 2019. Certain prior year amounts have been reclassified to conform to the current year presentation.
During the first quarter of 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases, also known as Accounting Standard Codification (“ASC”) Topic 842, which requires lessees to recognize for all operating leases a right-of-use asset and a lease obligation in the consolidated balance sheet. Expenses are recognized in the consolidated statement of income in a manner similar to previous accounting guidance. Lessor accounting under the new standard is substantially unchanged and is immaterial to the Company. The Company adopted the accounting standard using a prospective transition approach, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented, with certain practical expedients available to ease the burden of adoption.
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

2. Restructuring Charges
The Company is implementing certain principles of Precision Scheduled Railroading (“PSR”), which focus on providing reliable customer service, facilitating growth, improving asset utilization, and improving the cost profile of the Company. As a result of the PSR initiatives, management approved a restructuring plan during the first quarter of 2019, which resulted in restructuring charges of $67.5 million. Management approved a second restructuring plan during the second quarter of 2019, which coincided with the preparation of the Company’s quarterly financial statements, and recognized restructuring charges of $51.0 million in the consolidated statements of income.
Expenses related to these initiatives are shown in the following table (in millions):

	2019
	First Quarter	Second Quarter	Year-to-Date
Restructuring charges:
Asset impairments	$62.5	$50.7	$113.2
Workforce reduction	3.2	—	3.2
Contract restructuring	1.8	0.3	2.1
Total restructuring charges	$67.5	$51.0	$118.5

Asset Impairments. The Company committed to plans to dispose of certain locomotives and rail cars to increase operational fluidity, reduce maintenance expense, and improve labor and fuel efficiency. Accordingly, the Company performed an impairment analysis to adjust the carrying amount of the assets to the lower of its depreciated book value or its estimated fair value, less costs to dispose, and stopped recognizing depreciation expense. During the second quarter of 2019, the Company sold 48 of 97 locomotives

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

and 243 of 1,125 rail cars identified under the plans. The carrying amount of the remaining assets held for sale of $10.4 million is classified as an other current assets within the consolidated balance sheet at June 30, 2019.
Workforce Reduction. The Company recognized severance costs associated with a planned workforce reduction as a result of a lower active locomotive fleet and rail cars online.
Contract Restructuring. The Company terminated certain third party vendor contracts in order to drive operational efficiencies, which resulted in contract termination penalties.

3. Mexican Fuel Excise Tax Credit
Fuel purchases in Mexico are subject to an excise tax that is included in the price of fuel. Through April 29, 2019, the Company was eligible for a credit for the excise tax included in the price of fuel that is purchased and consumed in locomotives and certain work equipment in Mexico. For years 2018, 2017, and 2016, the Mexican fuel excise tax credit (“IEPS credit”) was utilized and realized through the offset of the total annual Mexico income tax liability and income tax withholding payment obligations of KCSM, with no carryforward to future periods and recognized as a benefit in operating expenses on the consolidated statements of income.
In December 2018, the Mexican government enacted changes in the tax law effective January 1, 2019 (“Mexico Tax Reform”), which, among other things, for 2019 eliminated the option to monetize the IEPS credit by offsetting income tax withholding payment obligations. As a result, the Company was allowed to offset the 2019 IEPS credit only against its Mexico corporate income tax liability on the 2019 annual income tax return. The elimination of the option to apply the IEPS credit to income tax withholding payment obligations required the Company to recognize the IEPS credit as a reduction of income tax expense rather than a reduction of operating expenses for 2019.
On April 29, 2019, the Servicio de Administración Tributaria (the “SAT”), the Mexican equivalent of the IRS, published the Miscellaneous Fiscal Resolution for 2019 (“2019 Resolution”), which eliminated the Company’s eligibility for the IEPS credit effective beginning April 30, 2019. During the period of eligibility in 2019, the Company generated IEPS credits resulting in an approximate $12.0 million net tax benefit, of which $4.9 million has been recognized as a reduction to income tax expense within the consolidated statements of income during the six months ended June 30, 2019. The remainder of the net benefit will be recognized as a reduction to income tax expense during the second half of 2019.

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

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

Leases	Classification	June 30, 2019 (in millions)
Assets
Operating	Operating lease right-of-use assets	$193.2
Finance	Property and equipment (including concession assets), net	9.5
Total leased assets		$202.7

Liabilities
Current
Operating	Accounts payable and accrued liabilities	$47.7
Finance	Long-term debt due within one year	1.8
Noncurrent
Operating	Long-term operating lease liabilities	103.8
Finance	Long-term debt	7.7
Total lease liabilities		$161.0

		June 30, 2019 (in millions)
Lease Cost	Classification	Three Months Ended	Six Months Ended
Operating lease cost	Equipment costs	$13.4	$27.2
Finance lease cost:
Amortization of finance lease assets	Depreciation and amortization	0.9	1.8
Interest on lease liabilities	Interest expense	0.3	0.6
Total lease cost		$14.6	$29.6

Cash Flow Information
Cash paid for operating leases included in operating activities	$32.5
Cash paid for finance leases included in operating activities	0.6
Cash paid for finance leases included in financing activities	1.8
Right-of-use assets obtained in exchange for operating lease liabilities	7.3

Lease Term and Discount Rate	Weighted-Average Remaining Lease Term (years)	Weighted-Average Discount Rate
Operating leases	7.1	4.4%
Finance leases	4.5	11.1%

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

Remaining Maturities of Lease Liabilities Year Ending December 31 (in millions),	Operating Leases	Finance Leases
2019	$53.4	$1.9
2020	31.3	2.7
2021	23.8	2.7
2022	17.0	2.7
2023	12.5	2.4
Thereafter	36.0	0.1
Total lease payments	174.0	12.5
Less imputed interest	22.5	3.0
Total	$151.5	$9.5

As of June 30, 2019, the Company had additional operating leases that have not yet commenced of $5.4 million, which will commence during fiscal year 2019, and carry lease terms of 34 months to 60 months.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Chemical & Petroleum
Chemicals	$61.6	$60.4	$122.1	$118.1
Petroleum	90.0	57.8	164.3	106.8
Plastics	36.7	39.6	70.5	72.6
Total	188.3	157.8	356.9	297.5

Industrial & Consumer Products
Forest Products	63.2	69.2	129.6	134.5
Metals & Scrap	59.9	54.0	116.9	107.8
Other	27.2	29.5	53.6	56.7
Total	150.3	152.7	300.1	299.0

Agriculture & Minerals
Grain	73.2	75.4	145.9	140.6
Food Products	34.7	36.3	70.4	72.5
Ores & Minerals	5.8	5.8	12.3	10.7
Stone, Clay & Glass	8.7	7.6	16.7	14.7
Total	122.4	125.1	245.3	238.5

Energy
Utility Coal	27.5	23.9	60.0	53.2
Coal & Petroleum Coke	10.1	11.2	20.6	21.4
Frac Sand	6.7	10.5	14.7	21.6
Crude Oil	9.6	10.9	23.2	21.6
Total	53.9	56.5	118.5	117.8

Intermodal	92.6	93.7	172.5	184.6

Automotive	70.9	67.3	128.5	127.1

Total Freight Revenues	678.4	653.1	1,321.8	1,264.5

Other Revenue	35.6	29.3	67.0	56.5

Total Revenues	$714.0	$682.4	$1,388.8	$1,321.0

Contract Balances
The amount of revenue recognized in the second quarter of 2019 from performance obligations partially satisfied in previous periods was $18.7 million. The performance obligations that were unsatisfied or partially satisfied as of June 30, 2019, were $19.7 million, which represents in-transit shipments that are fully satisfied the following month.
A receivable is any unconditional right to consideration, and is recognized as shipments have been completed and the relating performance obligation has been fully satisfied. At June 30, 2019 and December 31, 2018, the accounts receivable, net balance was $296.3 million and $301.2 million, respectively. Contract assets represent a conditional right to consideration in exchange for goods or services. The Company did not have any contract assets at June 30, 2019 and December 31, 2018.
Contract liabilities represent consideration received in advance from customers, and are recognized as revenue over time as the relating performance obligation is satisfied. The amount of revenue recognized in the second quarter of 2019 that was included in the opening contract liability balance was $10.1 million. The Company has recognized contract liabilities within the accounts payable and

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

accrued liabilities financial statement caption on the balance sheet. These are considered current liabilities as they will be settled in less than 12 months.
The following tables summarize the changes in contract liabilities (in millions):

Contract liabilities	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Beginning balance	$22.3	$20.0	$32.4	$26.8
Revenue recognized that was included in the contract liability balance at the beginning of the period	(10.1)	(9.1)	(24.2)	(18.5)
Increases due to consideration received, excluding amounts recognized as revenue during the period	6.8	5.7	10.8	8.3
Ending balance	$19.0	$16.6	$19.0	$16.6

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
The following table reconciles the basic earnings per share computation to the diluted earnings per share computation (in millions, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income available to common stockholders for purposes of computing basic and diluted earnings per share	$128.7	$148.2	$231.4	$292.6
Weighted-average number of shares outstanding (in thousands):
Basic shares	100,028	102,092	100,264	102,332
Effect of dilution	394	400	405	401
Diluted shares	100,422	102,492	100,669	102,733
Earnings per share:
Basic earnings per share	$1.29	$1.45	$2.31	$2.86
Diluted earnings per share	$1.28	$1.45	$2.30	$2.85

Potentially dilutive shares excluded from the calculation (in thousands):

Stock options excluded as their inclusion would be anti-dilutive	134	93	212	100

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

7. Property and Equipment (including Concession Assets)
Property and equipment, including concession assets, and related accumulated depreciation and amortization are summarized below (in millions):

	June 30, 2019	December 31, 2018
Land	$219.0	$219.3
Concession land rights	141.2	141.2
Road property	7,806.0	7,711.4
Equipment	2,699.1	2,739.5
Technology and other	313.8	305.6
Construction in progress	188.0	152.5
Total property	11,367.1	11,269.5
Accumulated depreciation and amortization	2,622.5	2,578.4
Property and equipment (including concession assets), net	$8,744.6	$8,691.1

Concession assets, net of accumulated amortization of $683.2 million and $645.2 million, totaled $2,295.0 million and $2,260.4 million at June 30, 2019 and December 31, 2018, respectively.

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
The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The carrying value of the Company’s debt was $2,685.3 million and $2,689.4 million at June 30, 2019 and December 31, 2018, respectively. If the Company’s debt were measured at fair value, the fair value measurements of the individual debt instruments would have been classified as Level 2 in the fair value hierarchy.

The fair value of the Company’s financial instruments is presented in the following table (in millions):

	June 30, 2019	December 31, 2018
	Level 2	Level 2
Assets
Foreign currency derivative instruments	$6.4	$0.3
Liabilities
Debt instruments	2,808.6	2,661.3
Treasury lock agreements	18.8	2.0

9. Derivative Instruments
The Company enters into derivative transactions in certain situations based on management’s assessment of current market conditions and perceived risks. Management intends to respond to evolving business and market conditions and in doing so, may enter into such transactions as deemed appropriate.
Credit Risk. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages this risk by limiting its counterparties to large financial institutions which meet the Company’s credit rating standards and

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

have an established banking relationship with the Company. As of June 30, 2019, the Company did not expect any losses as a result of default of its counterparties.
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
The foreign currency forward contracts involve the Company’s purchase of pesos at an agreed-upon weighted-average exchange rate to each U.S dollar. The zero-cost collars involve the Company’s purchase of a Mexican peso call option and a simultaneous sale of a Mexican peso put option, with equivalent U.S. dollar notional amounts for each option and no net cash premium paid by the Company. The Company’s foreign currency forward and zero-cost collar contracts are executed with counterparties in the U.S. and are governed by International Swaps and Derivatives Association agreements that include standard netting arrangements. Asset and liability positions from contracts with the same counterparty are net settled upon maturity/expiration and presented on a net basis in the consolidated balance sheets prior to settlement. There was no offsetting of derivative assets or liabilities in the consolidated balance sheets as of June 30, 2019 and December 31, 2018.
Below is a summary of the Company’s 2019 and 2018 foreign currency derivative contracts (amounts in millions, except Ps./USD):

Foreign currency forward contracts
	Contracts to purchase Ps./pay USD					Offsetting contracts to sell Ps./receive USD
	Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Cash received/(paid) on settlement
Contracts executed in 2019 and outstanding	$170.0	Ps.	3,442.3	Ps.	20.2	—	—		—		—
Contracts executed in 2019 and settled in 2019	$240.0	Ps.	4,683.8	Ps.	19.5	$244.5	Ps.	4,683.8	Ps.	19.2	$4.5

Foreign currency zero-cost collar contracts
	Notional amount	Cash received/(paid) on settlement
Contracts executed in 2018 and settled in 2019	$120.0		$0.3
Contracts executed in 2018 and settled in 2018 (i)	$220.0		$3.9
Contracts executed in 2017 and settled in 2018 (i)	$80.0		$10.0

(i)    During the first half of 2018, the Company settled $125.0 million and $80.0 million of zero-cost collar contracts executed in 2018 and 2017, respectively, resulting in cash received of $2.0 million and $10.0 million.
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

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

The following tables present the fair value of derivative instruments included in the Consolidated Balance Sheets (in millions):

	Derivative Assets
	Balance Sheet Location	June 30, 2019	December 31, 2018
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$6.4	$—
Foreign currency zero-cost collar contracts	Other current assets	—	0.3
Total derivatives not designated as hedging instruments		6.4	0.3
Total derivative assets		$6.4	$0.3

	Derivative Liabilities
	Balance Sheet Location	June 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Treasury lock agreements	Accounts payable and accrued liabilities	$18.8	$—
Treasury lock agreements	Other noncurrent liabilities and deferred credits	—	2.0
Total derivatives designated as hedging instruments		18.8	2.0
Total derivative liabilities		$18.8	$2.0

The following table presents the effects of derivative instruments on the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income (in millions):

Derivatives in Cash Flow Hedging Relationships		Amount of Gain/(Loss) Recognized in OCI on Derivative
		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2019	2018	2019	2018
Treasury lock agreements		$(10.0)	$2.0	$(16.8)	$8.1
Total		$(10.0)	$2.0	$(16.8)	$8.1

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2019	2018	2019	2018
Foreign currency forward contracts	Foreign exchange gain (loss)	$7.3	$—	$10.9	$—
Foreign currency zero-cost collar contracts	Foreign exchange gain (loss)	—	(12.4)	—	4.1
Total		$7.3	$(12.4)	$10.9	$4.1

See Note 8, Fair Value Measurements, for the determination of the fair values of derivatives.

10. Short-Term Borrowings
Commercial Paper. The Company’s commercial paper program generally serves as the primary means of short-term funding. As of June 30, 2019 and December 31, 2018, KCS had no commercial paper outstanding. For the six months ended June 30, 2019 and 2018, any commercial paper borrowings were outstanding for less than 90 days and the related activity is presented on a net basis in the consolidated statements of cash flows.

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

11. Long-Term Debt
Revolving Senior Credit Facility
On March 8, 2019, KCS, with certain of its domestic subsidiaries named therein as guarantors, entered into a new 5-year, $600.0 million senior unsecured revolving credit facility (the “Facility”), with a $25.0 million standby letter of credit facility which, if utilized, constitutes usage under the Facility. The Facility replaced KCS’s existing $800.0 million revolving credit facility. The Facility serves as a backstop for the commercial paper program, which generally serves as the Company’s primary means of short-term funding.
Borrowings under the Revolving Credit Facility will bear interest at floating rates. Depending on the Company’s credit rating, the margin that KCS would pay above the London Interbank Offered Rate (“LIBOR”) at any point would be between 1.000% and 1.750%. As of June 30, 2019, the margin is 1.25% based on KCS’s current credit rating.
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
The Facility was categorized as a debt modification and the Company incurred $2.5 million of debt issuance costs during the first quarter of 2019, which were capitalized and will be amortized over the life of the related debt instrument. The Company recorded debt retirement costs of $0.6 million to write off previously capitalized debt issuance costs.
As of June 30, 2019, KCS had $600.0 million available under the Facility, with no outstanding borrowings. As of December 31, 2018, KCS had $800.0 million available under its previous revolving credit facility, with no outstanding borrowings.

12. Share Repurchases
During the three months ended June 30, 2019, KCS repurchased 772,515 shares of common stock for $92.3 million at an average price of $119.54 per share. During the six months ended June 30, 2019, KCS repurchased 1,238,038 shares of common stock for $142.6 million at an average price of $115.20 per share. Since inception of the August 2017 common share repurchase program, KCS has repurchased 5,929,720 shares of common stock for $640.9 million at an average price of $108.08 per share. The excess of repurchase price over par value is allocated between additional paid-in capital and retained earnings.
During the three months ended June 30, 2019, KCS repurchased 2,790 shares of its $25 par preferred stock for $0.1 million at an average price of $26.10 per share. During the six months ended June 30, 2019, KCS repurchased 4,900 shares of its $25 par preferred stock for $0.1 million at an average price of $26.23 per share. The excess of repurchase price over par value is allocated between additional paid-in capital and retained earnings.

13. Commitments and Contingencies
Concession Duty. Under KCSM’s 50-year railroad concession from the Mexican government (the “Concession”), which could expire in 2047 unless extended, KCSM pays annual concession duty expense of 1.25% of gross revenues. For the three and six months ended June 30, 2019, the concession duty expense, which is recorded within materials and other in operating expenses, was $4.9 million and $9.1 million, respectively, compared to $4.6 million and $8.7 million, for the same periods in 2018.
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

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

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
Personal Injury. The Company’s personal injury liability is based on semi-annual actuarial studies performed on an undiscounted basis by an independent third party actuarial firm and reviewed by management. This liability is based on personal injury claims filed and an estimate of claims incurred but not yet reported. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Adjustments to the liability are reflected within operating expenses in the period in which changes to estimates are known. Personal injury claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The personal injury liability as of June 30, 2019, was based on an updated actuarial study of personal injury claims through May 31, 2019, and review of the June 2019 experience. Although these estimates cannot be predicted with certainty, management believes that the ultimate outcome will not have a material adverse effect on the Company’s consolidated financial statements.
Tax Contingencies. Tax returns filed in the U.S. for periods after 2014 and in Mexico for periods after 2012 remain open to examination by the taxing authorities. In 2018, the IRS initiated an examination of the 2016 U.S. federal tax return. During the first quarter of 2019, the SAT initiated an audit of the KCSM 2013 and 2014 Mexico tax returns. The Company does not expect that these examinations will have a material impact on the consolidated financial statements. During the first quarter of 2017, the Company received audit assessments from the SAT for the KCSM 2009 and 2010 Mexico tax returns. In 2017, the Company commenced administrative actions with the SAT. During the first quarter of 2018, the audit assessments were nullified by the SAT. In the third quarter of 2018, the SAT issued new assessments and the Company filed administrative appeals with the SAT. The Company believes that it has strong legal arguments in its favor and it is more likely than not that it will prevail in any challenge of the assessments.
The Company litigated a Value Added Tax (“VAT”) audit assessment from the SAT for KCSM for the year ended December 31, 2005. In November 2016, KCSM was notified of a resolution by the Mexican tax court annulling this assessment. The SAT appealed this resolution to the Mexican circuit court. In September 2017, KCSM was notified of a resolution by the circuit court which ordered the tax court to consider an argument made by KCSM in the original tax court proceeding that was not addressed in the tax court’s November 2016 resolution. In October 2017, the tax court ruled that the arguments made by KCSM asserting that the SAT unduly extended the audit process were not valid, and also annulled the assessment consistent with the tax court’s earlier November 2016 ruling. In December 2017, KCSM and the SAT filed an appeal with the Federal Courts of Appeals. KCSM’s appeal was intended to preclude the SAT from issuing a new assessment. In November 2018, the Appeals Court issued a ruling denying the SAT appeal and permanently annulled the VAT assessment. The SAT is unable to appeal the decision. The Appeals Court also denied KCSM’s appeal. In February 2019, the SAT issued a new assessment that conflicted with the tax court’s guidelines. As such, in March 2019, KCSM filed a complaint with the tax court to require the SAT to follow the guidelines issued by the tax court that would result in no tax being assessed. In April 2019, the Company filed a nullification lawsuit with the tax court. In June 2019, the tax court ruled in favor of KCSM’s legal complaint, and declared the new 2005 VAT assessment null and void. The SAT is unable to appeal this decision, but could issue a new assessment through August 2019. The Company believes any new assessment based on the tax court’s guidelines should not have a material impact to the Company’s consolidated financial statements.
KCSM has not historically assessed VAT on international import transportation services provided to its customers based on a written ruling that KCSM obtained from the SAT in 2008 stating that such services were not subject to VAT (the “2008 Ruling”).

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

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
Fuel purchases in Mexico are subject to an excise tax that is included in the price of fuel. Through April 29, 2019, the Company was eligible for an IEPS credit for the excise tax included in the price of fuel that is purchased and consumed in locomotives and certain work equipment in Mexico. On April 29, 2019, the SAT published the 2019 Resolution, which eliminated locomotives as a type of equipment eligible for the IEPS credit beginning April 30, 2019. The Company believes the 2019 Resolution does not affect locomotives as equipment eligible for the IEPS credit generated from January 1, 2019 through April 29, 2019 and the Company should prevail in any challenge to this portion of the IEPS credit. KCSM filed a legal challenge to the 2019 Resolution based on various arguments, including, the SAT’s lack of authority to change the treatment of locomotives as equipment not eligible for IEPS credit adopted by the Mexico congress, and the discriminatory application against the rail industry.
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
Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness, bankruptcy, insolvency or liquidation of a customer, or weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and its operating results. If the financial condition of the Company’s customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate at June 30, 2019.
Panama Canal Railway Company (“PCRC”) Guarantees and Indemnities. At June 30, 2019, the Company had issued and outstanding $5.6 million under a standby letter of credit to fulfill its obligation to fund fifty percent of the debt service reserve and liquidity reserve established by PCRC in connection with the issuance of the 7.0% Senior Secured Notes due November 1, 2026 (the “PCRC Notes”). Additionally, KCS has pledged its shares of PCRC as security for the PCRC Notes.

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
The following tables provide information by geographic area (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues	2019	2018	2019	2018
U.S.	$363.8	$351.7	$729.4	$686.9
Mexico	350.2	330.7	659.4	634.1
Total revenues	$714.0	$682.4	$1,388.8	$1,321.0

Property and equipment (including concession assets), net			June 30, 2019	December 31, 2018
U.S.			$5,384.5	$5,401.3
Mexico			3,360.1	3,289.8
Total property and equipment (including concession assets), net			$8,744.6	$8,691.1

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
As of June 30, 2019, KCS, the parent, had outstanding $2,593.5 million principal amount of senior notes due through 2048. The senior notes are unsecured obligations of KCS, and are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by The Kansas City Southern Railway Company (“KCSR”) and certain wholly-owned domestic subsidiaries of KCS (the “Guarantor Subsidiaries”).
As of June 30, 2019, KCSR had outstanding $2.7 million principal amount of senior notes due through 2045. The senior notes are unsecured obligations of KCSR, and are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCS and the Guarantor Subsidiaries.
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

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended June 30, 2019
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$321.5	$10.7	$392.4	$(10.6)	$714.0
Operating expenses	2.1	262.4	9.9	242.2	(10.6)	506.0
Operating income (loss)	(2.1)	59.1	0.8	150.2	—	208.0
Equity in net earnings (losses) of affiliates	130.6	(0.2)	1.1	(0.7)	(131.0)	(0.2)
Interest expense	(26.5)	(21.5)	—	(6.9)	26.9	(28.0)
Debt retirement costs	—	—	—	—	—	—
Foreign exchange gain	—	—	—	8.3	—	8.3
Other income (expense), net	26.5	(0.3)	—	0.8	(26.9)	0.1
Income before income taxes	128.5	37.1	1.9	151.7	(131.0)	188.2
Income tax expense (benefit)	(0.2)	8.3	0.3	50.7	—	59.1
Net income	128.7	28.8	1.6	101.0	(131.0)	129.1
Less: Net income attributable to noncontrolling interest	—	—	—	0.4	—	0.4
Net income attributable to Kansas City Southern and subsidiaries	128.7	28.8	1.6	100.6	(131.0)	128.7
Other comprehensive income (loss)	(7.5)	—	—	0.1	(0.1)	(7.5)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$121.2	$28.8	$1.6	$100.7	$(131.1)	$121.2

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Comprehensive Income - KCS Notes—(Continued)

	Three Months Ended June 30, 2018
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$314.1	$11.5	$367.5	$(10.7)	$682.4
Operating expenses	2.3	226.9	9.7	208.4	(10.7)	436.6
Operating income (loss)	(2.3)	87.2	1.8	159.1	—	245.8
Equity in net earnings (losses) of affiliates	125.3	(0.5)	0.9	0.5	(125.2)	1.0
Interest expense	(23.1)	(17.8)	—	(7.3)	20.2	(28.0)
Debt retirement costs	—	—	—	(2.2)	—	(2.2)
Foreign exchange loss	—	—	—	(21.0)	—	(21.0)
Other income, net	20.0	0.6	—	—	(20.1)	0.5
Income before income taxes	119.9	69.5	2.7	129.1	(125.1)	196.1
Income tax expense (benefit)	(28.3)	12.6	0.9	62.2	—	47.4
Net income	148.2	56.9	1.8	66.9	(125.1)	148.7
Less: Net income attributable to noncontrolling interest	—	—	—	0.5	—	0.5
Net income attributable to Kansas City Southern and subsidiaries	148.2	56.9	1.8	66.4	(125.1)	148.2
Other comprehensive income (loss)	0.3	—	—	(1.2)	1.2	0.3
Comprehensive income attributable to Kansas City Southern and subsidiaries	$148.5	$56.9	$1.8	$65.2	$(123.9)	$148.5

	Six Months Ended June 30, 2019
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$645.7	$22.4	$741.7	$(21.0)	$1,388.8
Operating expenses	3.3	553.5	19.5	465.4	(21.2)	1,020.5
Operating income (loss)	(3.3)	92.2	2.9	276.3	0.2	368.3
Equity in net earnings (losses) of affiliates	233.0	(0.5)	1.8	0.6	(233.4)	1.5
Interest expense	(52.9)	(42.9)	—	(14.0)	53.6	(56.2)
Debt retirement costs	(0.2)	(0.2)	—	(0.2)	—	(0.6)
Foreign exchange gain	—	—	—	12.9	—	12.9
Other income (expense), net	53.0	(0.7)	—	1.6	(53.7)	0.2
Income before income taxes	229.6	47.9	4.7	277.2	(233.3)	326.1
Income tax expense (benefit)	(1.9)	10.2	1.0	84.5	—	93.8
Net income	231.5	37.7	3.7	192.7	(233.3)	232.3
Less: Net income attributable to noncontrolling interest	—	—	—	0.8	—	0.8
Net income attributable to Kansas City Southern and subsidiaries	231.5	37.7	3.7	191.9	(233.3)	231.5
Other comprehensive income (loss)	(12.4)	—	—	0.3	(0.3)	(12.4)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$219.1	$37.7	$3.7	$192.2	$(233.6)	$219.1

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Comprehensive Income—(Continued)

	Six Months Ended June 30, 2018
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$615.9	$20.4	$704.3	$(19.6)	$1,321.0
Operating expenses	3.5	452.7	17.9	402.0	(19.6)	856.5
Operating income (loss)	(3.5)	163.2	2.5	302.3	—	464.5
Equity in net earnings (losses) of affiliates	280.0	(0.7)	1.7	1.1	(280.1)	2.0
Interest expense	(44.4)	(35.1)	—	(14.2)	40.2	(53.5)
Debt retirement costs	—	—	—	(2.2)	—	(2.2)
Foreign exchange gain	—	—	—	6.8	—	6.8
Other income, net	39.6	0.3	—	0.5	(40.2)	0.2
Income before income taxes	271.7	127.7	4.2	294.3	(280.1)	417.8
Income tax expense (benefit)	(21.0)	25.0	1.3	118.9	—	124.2
Net income	292.7	102.7	2.9	175.4	(280.1)	293.6
Less: Net income attributable to noncontrolling interest	—	—	—	0.9	—	0.9
Net income attributable to Kansas City Southern and subsidiaries	292.7	102.7	2.9	174.5	(280.1)	292.7
Other comprehensive income	6.0	—	—	—	—	6.0
Comprehensive income attributable to Kansas City Southern and subsidiaries	$298.7	$102.7	$2.9	$174.5	$(280.1)	$298.7

Condensed Consolidating Balance Sheets

	June 30, 2019
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$195.4	$251.8	$5.8	$368.4	$(211.7)	$609.7
Operating lease right-of-use assets	—	164.3	—	33.1	(4.2)	193.2
Investments	—	3.5	5.9	38.6	—	48.0
Investments in consolidated subsidiaries	5,012.5	3.2	200.2	—	(5,215.9)	—
Property and equipment (including concession assets), net	—	4,383.9	161.7	4,206.8	(7.8)	8,744.6
Other assets	2,523.1	16.7	—	23.8	(2,521.0)	42.6
Total assets	$7,731.0	$4,823.4	$373.6	$4,670.7	$(7,960.6)	$9,638.1
Liabilities and equity:
Current liabilities	$583.9	$46.8	$75.9	$274.7	$(214.0)	$767.3
Long-term operating lease liabilities	—	88.3	—	18.8	(3.3)	103.8
Long-term debt	2,307.4	1,827.9	—	787.1	(2,521.0)	2,401.4
Deferred income taxes	(8.0)	821.6	84.6	191.9	(2.0)	1,088.1
Other liabilities	18.5	92.1	0.2	15.2	—	126.0
Stockholders’ equity	4,829.2	1,946.7	212.9	3,060.7	(5,220.3)	4,829.2
Noncontrolling interest	—	—	—	322.3	—	322.3
Total liabilities and equity	$7,731.0	$4,823.4	$373.6	$4,670.7	$(7,960.6)	$9,638.1

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

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2019
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$180.7	$150.2	$0.4	$293.0	$(83.1)	$541.2
Investing activities:
Capital expenditures	—	(153.4)	(0.4)	(196.6)	—	(350.4)
Purchase or replacement of equipment under operating leases	—	(0.3)	—	(0.6)	—	(0.9)
Property investments in MSLLC	—	—	—	(22.3)	—	(22.3)
Investments in and advances to affiliates	(9.3)	—	(9.3)	(14.2)	17.5	(15.3)
Proceeds from repayment of loans to affiliates	131.0	—	—	40.0	(171.0)	—
Loans to affiliates	(131.0)	—	—	(40.0)	171.0	—
Proceeds from disposal of property	—	11.5	—	0.8	—	12.3
Other investing activities	—	(3.8)	—	6.3	—	2.5
Net cash used	(9.3)	(146.0)	(9.7)	(226.6)	17.5	(374.1)
Financing activities:
Net short-term borrowings	—	—	—	—	—	—
Proceeds from issuance of long-term debt	—	—	—	—	—	—
Repayment of long-term debt	—	(1.9)	—	(3.6)	—	(5.5)
Debt issuance and retirement costs paid	—	(1.2)	—	(1.3)	—	(2.5)
Dividends paid	(72.6)	—	—	(83.1)	83.1	(72.6)
Shares repurchased	(142.7)	—	—	—	—	(142.7)
Proceeds from loans from affiliates	40.0	131.0	—	—	(171.0)	—
Repayment of loans from affiliates	(40.0)	(131.0)	—	—	171.0	—
Contribution from affiliates	—	—	9.3	8.2	(17.5)	—
Other financing activities	3.3	—	—	—	—	3.3
Net cash provided (used)	(212.0)	(3.1)	9.3	(79.8)	65.6	(220.0)
Cash and cash equivalents:
Net increase (decrease)	(40.6)	1.1	—	(13.4)	—	(52.9)
At beginning of year	41.5	28.1	—	30.9	—	100.5
At end of period	$0.9	$29.2	$—	$17.5	$—	$47.6

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Cash Flows—(Continued)

	Six Months Ended June 30, 2018
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$132.3	$164.7	$0.2	$271.7	$(143.1)	$425.8
Investing activities:
Capital expenditures	—	(116.0)	(0.1)	(151.2)	—	(267.3)
Purchase or replacement of equipment under operating leases	—	(88.3)	—	(10.6)	—	(98.9)
Property investments in MSLLC	—	—	—	(20.4)	—	(20.4)
Investment in and advances to affiliates	(5.2)	—	(5.2)	(4.3)	8.4	(6.3)
Proceeds from repayment of loans to affiliates	3,766.8	—	—	125.0	(3,891.8)	—
Loans to affiliates	(3,841.9)	—	—	(125.0)	3,966.9	—
Proceeds from disposal of property	—	3.0	—	2.7	—	5.7
Other investing activities	—	2.2	—	0.8	—	3.0
Net cash used	(80.3)	(199.1)	(5.3)	(183.0)	83.5	(384.2)
Financing activities:
Net short-term borrowings	(348.1)	—	—	—	—	(348.1)
Proceeds from issuance of long-term debt	499.4	—	—	—	—	499.4
Repayment of long-term debt	—	(1.8)	(0.1)	(74.1)	—	(76.0)
Debt issuance and retirement costs paid	(6.2)	—	—	(1.8)	—	(8.0)
Dividends paid	(74.1)	—	—	(143.1)	143.1	(74.1)
Shares repurchased	(108.5)	—	—	—	—	(108.5)
Proceeds from loans from affiliates	125.0	3,791.9	—	50.0	(3,966.9)	—
Repayment of loans from affiliates	(125.0)	(3,766.8)	—	—	3,891.8	—
Contribution from affiliates	—	—	5.2	3.2	(8.4)	—
Other financing activities	0.7	—	—	—	—	0.7
Net cash provided (used)	(36.8)	23.3	5.1	(165.8)	59.6	(114.6)
Cash and cash equivalents:
Net increase (decrease)	15.2	(11.1)	—	(77.1)	—	(73.0)
At beginning of year	0.7	17.6	—	115.8	—	134.1
At end of period	$15.9	$6.5	$—	$38.7	$—	$61.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Strategic Initiatives
KCS started 2019 with a renewed and heightened focus on operational excellence. Throughout the year, the Company is implementing principles of the Precision Scheduled Railroading (“PSR”) methodology. The Company expects this focus on operational excellence and PSR principles to help drive the following improvements:

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
As a result of the PSR initiatives, management approved a restructuring plan during the first quarter of 2019 and recognized restructuring charges of $67.5 million in the consolidated statements of income. During the second quarter of 2019, management approved a second restructuring plan which resulted in restructuring charges of $51.0 million in the consolidated statements of income. The Company expects these restructuring plans to be completed in 2019 and to provide cost savings of approximately $40.0 million during 2019. As the Company continues to implement these PSR initiatives, management may develop additional restructuring plans as necessary. Refer to Note 2, Restructuring Charges for more information.
The Company established the following key metrics and goals to measure PSR progress and performance:

	Six Months Ended		Improvement/ (Deterioration)	FY 2019 Goal
	June 30,
	2019	2018
Gross velocity (mph) (i)	12.5	11.4	10%	14.0
Terminal dwell (hours) (ii)	21.5	23.4	8%	21.0
Train length (feet) (iii)	5,879	5,749	2%	6,000
Car miles per day (iv)	102.1	96.0	6%	105.0
Fuel efficiency (gallons per 1,000 GTM's) (v)	1.31	1.35	3%	1.31
Operating performance continued to improve in the first half of 2019, compared to the same period in 2018. Improvements in velocity and dwell are largely due to equipment disposals and eliminating the worst performing assets in the first half of 2019. Additionally, the Company has consolidated trains, which increased train length and led to reduced crew costs.
The Company remains focused on executing the strategic initiatives and achieving the operational metric targets noted above, which will deliver improved customer service, facilitate growth, and drive better asset utilization while improving the cost profile of the Company.

(i) Gross velocity is the average train speed between origin and destination in miles per hour calculated as the sum of the miles traveled divided by the sum of total transit hours. Transit hours are measured as the difference between a train’s origin departure and destination arrival date and times broken down by segment across the train route (includes all time spent including crew changes, terminal dwell, delays, and incidents).

(ii) Terminal dwell is the average amount of time in hours between car arrival to and departure from the yard (excludes cars that move through a terminal on a run-through train, stored, bad ordered, and maintenance-of-way cars). Calculated by dividing the total number of hours cars spent in terminals by the total count of car dwell events.

(iii) Train length is the average length of a train across its reporting stations, including the origin and intermediate stations. Length of a train is the sum of car and locomotive lengths measured in feet.

(iv) Car miles per day is the miles a car travels divided by total transit days. Transit days are measured from opening event to closing event (includes all time spent in terminals and on trains).

(v) Fuel efficiency is calculated by taking locomotive fuel consumed in gallons divided by thousand gross ton miles (“GTM’s”) net of detours with no associated fuel gallons. GTM’s are the movement of one ton of train weight over one mile calculated by multiplying total train weight by distance the train moved. GTM’s exclude locomotive gross ton miles.

Second Quarter Highlights
Revenues increased 5% for the three months ended June 30, 2019, as compared to the same period in 2018, due to a 4% increase in revenue per carload/unit due to mix, higher fuel surcharge and positive pricing impacts.
Operating expenses increased 16% during the three months ended June 30, 2019, as compared to the same period in 2018, primarily due to restructuring charges as a result of PSR initiatives, exclusion of the Mexican fuel excise tax credit as a reduction of operating expenses due to changes in Mexican tax law in 2019, and an increase in purchased services and compensation and benefits. Operating expenses as a percentage of revenues was 70.9% for the three months ended June 30, 2019, compared to 64.0% for the same period in 2018.
The Company reported quarterly earnings of $1.28 per diluted share on consolidated net income of $128.7 million for the three months ended June 30, 2019, compared to earnings of $1.45 per diluted share on consolidated net income of $148.2 million for the same period in 2018. This change is due to lower operating income primarily as a result of the restructuring charges noted above and a higher effective tax rate, partially offset by a foreign exchange gain as compared to a loss in 2018.

Results of Operations
The following summarizes KCS’s consolidated statement of income components (in millions):

	Three Months Ended		Change
	June 30,
	2019	2018
Revenues	$714.0	$682.4	$31.6
Operating expenses	506.0	436.6	69.4
Operating income	208.0	245.8	(37.8)
Equity in net earnings (losses) of affiliates	(0.2)	1.0	(1.2)
Interest expense	(28.0)	(28.0)	—
Debt retirement costs	—	(2.2)	2.2
Foreign exchange gain (loss)	8.3	(21.0)	29.3
Other income, net	0.1	0.5	(0.4)
Income before income taxes	188.2	196.1	(7.9)
Income tax expense	59.1	47.4	11.7
Net income	129.1	148.7	(19.6)
Less: Net income attributable to noncontrolling interest	0.4	0.5	(0.1)
Net income attributable to Kansas City Southern and subsidiaries	$128.7	$148.2	$(19.5)

	Six Months Ended		Change
	June 30,
	2019	2018
Revenues	$1,388.8	$1,321.0	$67.8
Operating expenses	1,020.5	856.5	164.0
Operating income	368.3	464.5	(96.2)
Equity in net earnings of affiliates	1.5	2.0	(0.5)
Interest expense	(56.2)	(53.5)	(2.7)
Debt retirement costs	(0.6)	(2.2)	1.6
Foreign exchange gain	12.9	6.8	6.1
Other income, net	0.2	0.2	—
Income before income taxes	326.1	417.8	(91.7)
Income tax expense	93.8	124.2	(30.4)
Net income	232.3	293.6	(61.3)
Less: Net income attributable to noncontrolling interest	0.8	0.9	(0.1)
Net income attributable to Kansas City Southern and subsidiaries	$231.5	$292.7	$(61.2)

Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months Ended			Three Months Ended			Three Months Ended
	June 30,			June 30,			June 30,
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
Chemical and petroleum	$188.3	$157.8	19%	86.9	73.6	18%	$2,167	$2,144	1%
Industrial and consumer products	150.3	152.7	(2%)	79.2	85.0	(7%)	1,898	1,796	6%
Agriculture and minerals	122.4	125.1	(2%)	61.8	62.6	(1%)	1,981	1,998	(1%)
Energy	53.9	56.5	(5%)	54.7	57.3	(5%)	985	986	—
Intermodal	92.6	93.7	(1%)	244.6	251.2	(3%)	379	373	2%
Automotive	70.9	67.3	5%	42.7	42.5	—	1,660	1,584	5%
Carload revenues, carloads and units	678.4	653.1	4%	569.9	572.2	—	$1,190	$1,141	4%
Other revenue	35.6	29.3	22%
Total revenues (i)	$714.0	$682.4	5%

(i) Included in revenues:
Fuel surcharge	$74.9	$63.1

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Six Months Ended			Six Months Ended			Six Months Ended
	June 30,			June 30,			June 30,
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
Chemical and petroleum	$356.9	$297.5	20%	166.3	141.7	17%	$2,146	$2,100	2%
Industrial and consumer products	300.1	299.0	—	159.1	167.0	(5%)	1,886	1,790	5%
Agriculture and minerals	245.3	238.5	3%	123.8	119.5	4%	1,981	1,996	(1%)
Energy	118.5	117.8	1%	115.5	114.8	1%	1,026	1,026	—
Intermodal	172.5	184.6	(7%)	465.5	494.2	(6%)	371	374	(1%)
Automotive	128.5	127.1	1%	79.3	82.3	(4%)	1,620	1,544	5%
Carload revenues, carloads and units	1,321.8	1,264.5	5%	1,109.5	1,119.5	(1%)	$1,191	$1,130	5%
Other revenue	67.0	56.5	19%
Total revenues (i)	$1,388.8	$1,321.0	5%

(i) Included in revenues:
Fuel surcharge	$137.3	$114.4
Revenues include both revenue for transportation services and fuel surcharges. For the three months ended June 30, 2019, revenues increased 5% and carload/unit volumes remained flat, compared to the same period in 2018. For the six months ended June 30, 2019, revenues increased 5% and carload/unit volumes decreased 1%, compared to the same period in 2018. Revenues increased primarily due to growth in shipments related to Mexico energy reform, partially offset by service interruption at Lazaro Cardenas due to teacher protests in the first quarter 2019, which also affected volumes for certain commodity groups.
For the three and six months ended June 30, 2019, revenue per carload/unit increased by 4% and 5%, respectively, compared to the same periods in 2018, due to mix, higher fuel surcharge, and positive pricing impacts.
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
For the three and six months ended June 30, 2019, fuel surcharge revenue increased $11.8 million and $22.9 million, respectively, compared to the same periods in 2018, primarily due to higher fuel prices and increased fuel surcharge rates due to higher fuel costs in Mexico.

The following discussion provides an analysis of revenues by commodity group:

Revenues by commodity group for the three months ended June 30, 2019
Chemical and petroleum. Revenues increased $30.5 million for the three months ended June 30, 2019, compared to the same period in 2018, due to an 18% increase in carload/unit volumes and a 1% increase in revenue per carload/unit. Revenues increased $59.4 million for the six months ended June 30, 2019, compared to the same period in 2018, due to a 17% increase in carload/unit volumes and a 2% increase in revenue per carload/unit. Volumes increased primarily due to increased refined fuel product and liquid petroleum gas shipments to Mexico. For the six months ended June 30, 2019 volume increases were partially offset by service interruption at Lazaro Cardenas due to teacher protests. Revenue per carload/unit increased due to longer average length of haul, higher fuel surcharge, and positive pricing impacts.

Industrial and consumer products. Revenues decreased $2.4 million for the three months ended June 30, 2019, compared to the same period in 2018, due to a 7% decrease in carload/unit volumes, partially offset by a 6% increase in revenue per carload/unit. Volumes decreased due to paper plant outages, increased truck capacity, and timing of military shipments. Revenue per carload/unit increased due to longer average length of haul, positive pricing impacts and higher fuel surcharge.
Revenues increased $1.1 million for the six months ended June 30, 2019, compared to the same period in 2018, due to a 5% increase in revenue per carload/unit, partially offset by a 5% decrease in carload/unit volumes. Revenue per carload/unit increased due to mix, positive pricing impacts and higher fuel surcharge, partially offset by shorter average length of haul. Volumes decreased due to paper plant outages and service interruption at Lazaro Cardenas due to teacher protests.

Agriculture and minerals. Revenues decreased $2.7 million for the three months ended June 30, 2019, compared to the same period in 2018, due to a 1% decrease in carload/unit volumes and revenue per carload/unit. Volumes decreased due to plant outages. Revenues increased $6.8 million for the six months ended June 30, 2019, compared to the same period in 2018, due to a 4% increase in carload/unit volumes, partially offset by a 1% decrease in revenue per carload/unit. Volumes increased as a result of improved cycle times and soft market demand in 2018. For the three and six months, revenue per carload/unit decreased due to shorter average length of haul, partially offset by positive pricing impacts and higher fuel surcharge.

Revenues by commodity group for the three months ended June 30, 2019
Energy. Revenues decreased $2.6 million for the three months ended June 30, 2019, compared to the same period in 2018, due to a 5% decrease in carload/unit volumes. Volumes decreased due to crude oil as a result of decreasing Canadian crude spreads and frac sand due to changes in sourcing patterns, partially offset by an increase in utility coal volumes due to stockpile replenishment. Revenues increased $0.7 million for the six months ended June 30, 2019, compared to the same period in 2018, due to a 1% increase in carload/unit volumes due to utility coal stockpile replenishment.

Frac Sand
12%
Crude Oil
18%
Utility
Coal
51%
Coal &
Petroleum
Coke
19%

Intermodal. Revenues decreased $1.1 million for the three months ended June 30, 2019, compared to the same period in 2018, due to a 3% decrease in carload/unit volumes, partially offset by a 2% increase in revenue per carload/unit. The volume decreased due to auto plant shutdowns impacting cross border traffic and increased truck capacity. Revenue per carload/unit increased due to higher fuel surcharge, partially offset by shorter average length of haul.
Revenues decreased $12.1 million for the six months ended June 30, 2019, compared to the same period in 2018, due to a 6% decrease in carload/unit volumes and a 1% decrease in revenue per carload/unit. The volume decrease was primarily due to service interruption at Lazaro Cardenas due to teacher protests in the first quarter of 2019 and auto plant shutdowns impacting cross border traffic. Revenue per carload/unit decreased due to shorter average length of haul, partially offset by higher fuel surcharge.
Automotive. Revenues increased $3.6 million for the three months ended June 30, 2019, compared to the same period in 2018, due to a 5% increase in revenue per carload/unit. Revenues increased $1.4 million for the six months ended June 30, 2019, compared to the same period in 2018, due to a 5% increase in revenue per carload/unit, partially offset by a 4% decrease in carload/unit volumes due to auto plant shutdowns. Revenue per carload/unit increased due to higher fuel surcharge and positive pricing impacts, partially offset by shorter average length of haul.

Operating Expenses
Operating expenses, as shown below (in millions), increased $69.4 million for the three months ended June 30, 2019, compared to the same period in 2018, primarily due to restructuring charges as a result of PSR initiatives, exclusion of the Mexican fuel excise tax credit as a reduction of operating expenses due to changes in Mexican tax law, and an increase in purchased services and compensation and benefits. The strengthening of the Mexican peso against the U.S. dollar during the three months ended June 30, 2019, resulted in increased expense of approximately $2.0 million, compared to the same period in 2018, for expense transactions denominated in Mexican pesos. The average exchange rate of Mexican pesos per U.S. dollar was Ps.19.1 for the three months ended June 30, 2019, compared to Ps.19.4 for the same period in 2018.
Operating expenses, as shown below (in millions), increased $164.0 million for the six months ended June 30, 2019, compared to the same period in 2018, primarily due to restructuring charges as a result of PSR initiatives, exclusion of the Mexican fuel excise tax credit as a reduction of operating expenses due to changes in Mexican tax law, and an increase in compensation and benefits and purchased services. The weakening of the Mexican peso against the U.S. dollar during the six months ended June 30, 2019, resulted in reduced expense of approximately $1.0 million, compared to the same period in 2018, for expense transactions denominated in Mexican pesos. The average exchange rate of Mexican pesos per U.S. dollar was Ps.19.2 for the six months ended June 30, 2019, compared to Ps.19.1 for the same period in 2018.

	Three Months Ended
	June 30,		Change
	2019	2018	Dollars	Percent
Compensation and benefits	$128.3	$122.3	$6.0	5%
Purchased services	56.7	49.5	7.2	15%
Fuel	87.7	85.5	2.2	3%
Mexican fuel excise tax credit	—	(8.0)	8.0	(100%)
Equipment costs	26.3	30.7	(4.4)	(14%)
Depreciation and amortization	87.7	86.3	1.4	2%
Materials and other	68.3	70.3	(2.0)	(3%)
Restructuring charges	51.0	—	51.0	100%
Total operating expenses	$506.0	$436.6	$69.4	16%

	Six Months Ended
	June 30,		Change
	2019	2018	Dollars	Percent
Compensation and benefits	$257.2	$243.9	$13.3	5%
Purchased services	109.5	96.6	12.9	13%
Fuel	170.7	166.8	3.9	2%
Mexican fuel excise tax credit	—	(17.2)	17.2	(100%)
Equipment costs	56.7	62.9	(6.2)	(10%)
Depreciation and amortization	176.2	169.6	6.6	4%
Materials and other	131.7	133.9	(2.2)	(2%)
Restructuring charges	118.5	—	118.5	100%
Total operating expenses	$1,020.5	$856.5	$164.0	19%
Compensation and benefits. Compensation and benefits increased $6.0 million for the three months ended June 30, 2019, compared to the same period in 2018, due to increases in wages and benefits, in-sourcing activities, and the strengthening of the Mexican peso against the U.S dollar, partially offset by reduced crew costs. Compensation and benefits increased $13.3 million for the six months ended June 30, 2019, compared to the same period in 2018, due to increases in wages and benefits, headcount, and in-sourcing activities, partially offset by reduced crew costs.
Purchased services. Purchased services expense increased $7.2 million for the three months ended June 30, 2019, compared to the same period in 2018, due to higher repairs and maintenance expense, detour expense, and legal costs, partially offset by in-sourcing related to PSR initiatives. Purchased services expense increased $12.9 million for the six months ended June 30, 2019, compared to the same period in 2018, due to higher repairs and maintenance expense, trackage rights, and legal costs.

Fuel. Fuel increased $2.2 million for the three months ended June 30, 2019, compared to the same period in 2018, due to higher diesel fuel prices of approximately $4.0 million in Mexico, partially offset by increased efficiency of approximately $2.0 million. Fuel increased $3.9 million for the six months ended June 30, 2019, compared to the same period in 2018, due to higher diesel fuel prices of approximately $11.0 million in Mexico, partially offset by increased efficiency of approximately $4.0 million, lower diesel fuel prices of approximately $2.0 million in the U.S., and the weakening of the Mexican peso against the U.S dollar of approximately $1.0 million. The average price per gallon was $2.70 and $2.62 for the three and six months ended June 30, 2019, compared to $2.55 and $2.50, respectively, for the same periods in 2018.
Mexican fuel excise tax credit. For the three and six months ended June 30, 2019, the Company did not recognize a benefit within operating expenses for the Mexican fuel excise tax credit, due to changes in Mexican tax law effective January 1, 2019. For 2019, the benefit was recognized as a reduction of income tax expense within the consolidated statements of income rather than a reduction of operating expenses. The Company recognized a benefit of $8.0 million and $17.2 million within operating expenses for the three and six months ended June 30, 2018. For additional discussion, see Note 3, Mexican Fuel Excise Tax Credit.
Equipment costs. Equipment costs decreased $4.4 million and $6.2 million for the three and six months ended June 30, 2019, compared to the same period in 2018, due to lower car hire expense primarily as a result of reduced cycle times and lower lease expense as a result of a locomotive lease conversion in 2018.
Depreciation and amortization. Depreciation and amortization expense increased $1.4 million and $6.6 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, due to a larger asset base, including investments in positive train control, partially offset by lower depreciation as a result of PSR initiatives implemented during the first quarter of 2019.
Materials and other. Materials and other expense decreased $2.0 million for the three months ended June 30, 2019, compared to the same period in 2018, primarily due to lower derailment activity of approximately $4.0 million, partially offset by higher materials and supplies expense of approximately $1.0 million and increased employee expenses of approximately $1.0 million. Materials and other expense decreased $2.2 million for the six months ended June 30, 2019, compared to the same period in 2018, primarily due to lower derailment activity of approximately $7.0 million, partially offset by increased employee expenses of approximately $2.0 million, higher materials and supplies expense of approximately $2.0 million, and increased property taxes of approximately $1.0 million.
Restructuring charges. During the three and six months ended June 30, 2019, the Company recognized $51.0 million and $118.5 million, respectively, of restructuring charges related to the implementation of PSR initiatives. Included in the restructuring charges were costs relating to the impairment of certain locomotives and rail cars, planned activities for workforce reduction, and contract restructuring activities. Refer to Note 2, Restructuring Charges for more information.

Non-Operating Income and Expenses
Equity in net earnings (losses) of affiliates. Equity in net earnings (losses) of affiliates decreased $1.2 million and $0.5 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, due to Ferrocarril y Terminal del Valle de Mexico, S.A de C.V. (“FTVM”) losses related to the cancellation of Mexico City’s new international airport.
Interest expense. For the three months ended June 30, 2019, interest expense remained flat, compared to the same period in 2018. For the six months ended June 30, 2019, interest expense increased $2.7 million, compared to the same period in 2018, due to higher average interest rates and debt balances. During the three and six months ended June 30, 2019, the average debt balances (including commercial paper) were $2,709.3 million and $2,710.6 million, respectively, compared to $2,743.8 million and $2,681.0 million for the same periods in 2018. The average interest rates during the three and six months ended June 30, 2019 were 4.1% and 4.2%, respectively, compared to 4.1% and 4.0% for the same periods in 2018.
Debt retirement costs. The Company did not incur debt retirement costs during the second quarter 2019. Debt retirement costs were $0.6 million for the six months ended June 30, 2019, related to the write-off of previously capitalized debt issuance costs associated with the establishment of the new revolving credit facility in the first quarter of 2019. For the three and six months ended June 30, 2018, debt retirement costs were $2.2 million, respectively, related to the call premiums and write-off of unamortized debt issuance costs and original issue discounts associated with the Company’s various debt redemption activities in the second quarter of 2018.
Foreign exchange gain (loss). For the three and six months ended June 30, 2019, foreign exchange gain was $8.3 million and $12.9 million, respectively, compared to a foreign exchange loss of $21.0 million and a gain of $6.8 million, respectively, for the same periods in 2018. Foreign exchange gain (loss) includes the re-measurement and settlement of net monetary assets denominated in Mexican pesos and the gain (loss) on foreign currency derivative contracts.

For the three and six months ended June 30, 2019, the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos resulted in a foreign exchange gain of $1.0 million and $2.0 million, respectively, compared to a loss of $8.6 million and a gain of $2.7 million for the same periods in 2018.
The Company enters into foreign currency derivative contracts to hedge its net exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar. For the three and six months ended June 30, 2019 and 2018, the Company incurred a foreign exchange gain on foreign currency derivative contracts of $7.3 million and $10.9 million, respectively, compared to a loss of $12.4 million and a gain of $4.1 million, for the same periods in 2018.
Other income, net. Other income, net decreased $0.4 million for the three months ended June 30, 2019, compared to the same period in 2018, due to a decrease in miscellaneous income. For the six months ended June 30, 2019, other income, net remained flat, compared to the same period in 2018.
Income tax expense. Income tax expense increased $11.7 million for the three months ended June 30, 2019, compared to the same period in 2018, due to a higher effective tax rate. The increase in the effective tax rate was primarily due to fluctuations in the foreign exchange rate and the recognition of a $4.3 million tax benefit during the three months ended June 30, 2018 related to adjustments to the provisional tax impacts of the Tax Cuts and Jobs Act included in the consolidated financial statements for the year ended December 31, 2017.
Income tax expense decreased $30.4 million for the six months ended June 30, 2019, compared to the same period in 2018, due to lower pre-tax income as a result of restructuring charges related to PSR initiatives and a lower effective tax rate. The decrease in the effective tax rate was primarily due to a reduction in the global intangible low-taxed income (“GILTI”) tax resulting primarily from the issuance of proposed foreign tax credit regulations in the second half of 2018, and the inclusion of the Mexican fuel excise tax credit within the effective tax rate.
The Treasury Department issued proposed regulations in June 2019 that provides for a high-tax exception to the GILTI tax. Specifically, if foreign earnings are subject to a foreign tax rate of at least 90% of the U.S. tax rate, an election can be made to not treat the high-taxed earnings as GILTI income. The high-tax exception provisions would not be effective until taxable years beginning on or after the date the proposed regulations are finalized. The regulations as proposed should render the GILTI tax immaterial to the consolidated financial statements if and when they become effective.
The components of the effective tax rates for the three and six months ended June 30, 2019, compared to the same period in 2018, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Statutory rate in effect	21.0%	21.0%	21.0%	21.0%
Tax effect of:
Difference between U.S. and foreign tax rate	6.2%	5.5%	6.0%	5.7%
Global intangible low-taxed income (“GILTI”) tax, net	0.1%	0.9%	0.5%	2.0%
Mexican fuel excise tax credit, net (i)	1.0%	—	(1.5%)	—
State and local income tax provision, net	0.9%	1.2%	1.0%	1.2%
Foreign exchange (ii)	2.2%	(1.2%)	1.8%	1.6%
Tax Cuts and Jobs Act - Adjustments to 2017 provisional income tax benefit	—	(2.2%)	—	(1.0%)
Other, net	—	(1.0%)	—	(0.8%)
Effective tax rate	31.4%	24.2%	28.8%	29.7%

(i)	See discussion of the inclusion of the Mexican fuel excise tax credit, net within the effective tax rate in the Mexico Tax Reform section below.

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
Mexico Tax Reform
In December 2018, the Mexican government enacted changes in the tax law effective January 1, 2019 (“Mexico Tax Reform”), which for 2019 eliminated the option to monetize the Mexican fuel excise tax credit by offsetting income tax withholding payment obligations. Previously, the Company had the option to monetize the Mexican fuel excise tax credit through income tax withholding and income tax obligations. As a result, the Company is allowed to offset the 2019 Mexican fuel excise tax credit only against its Mexico corporate income tax liability on the 2019 annual income tax return. The elimination of the option to apply the Mexican fuel excise tax credit to income tax withholding payment obligations required the Company to recognize the credit as a reduction of income tax expense rather than a reduction of operating expenses. Beginning April 30, 2019, railroads in Mexico are no longer eligible for the Mexican fuel excise tax credit due to a change in Mexican tax regulations. Refer to Note 3, Mexican Fuel Excise Tax Credit for more information.

Liquidity and Capital Resources
Overview
The Company focuses its cash and capital resources on investing in the business, shareholder returns and optimizing its capital structure.
The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to debt and equity capital markets, and other available financing resources will be sufficient to fund anticipated operating expenses, capital expenditures, debt service costs, dividends, share repurchases, and other commitments in the foreseeable future. The Company’s current financing instruments contain restrictive covenants which limit or preclude certain actions; however, the covenants are structured such that the Company expects to have sufficient flexibility to conduct its operations. The Company was in compliance with all of its debt covenants as of June 30, 2019.
Though KCS’s cash flows from operations are expected to be sufficient to fund operations, capital expenditures, debt service and dividends, the Company may, from time to time, incur debt to refinance existing indebtedness, purchase equipment under operating leases, repurchase shares, or fund equipment additions or new investments.
During the six months ended June 30, 2019, the Company invested $354.9 million in capital expenditures. See the Capital Expenditures section for further details.
During the second quarter of 2019, KCS repurchased 772,515 shares of common stock for $92.3 million at an average price of $119.54 per share under the common share repurchase program announced in August 2017. During the six months ended June 30, 2019, KCS repurchased 1,238,038 shares of common stock for $142.6 million at an average price of $115.20 per share. Since inception of this program, KCS has repurchased 5,929,720 shares of common stock for $640.9 million at an average price of $108.08 per share. Management’s assessment of market conditions, available liquidity and other factors will determine the timing and volume of any future repurchases.
During the second quarter of 2019, the Company repurchased 2,790 shares of its $25 par preferred stock for $0.1 million at an average price of $26.10 per share. During the six months ended June 30, 2019, KCS repurchased 4,900 shares of its $25 par preferred stock for less than $0.1 million at an average price of $26.23 per share.
During the first and second quarter of 2019, the Company’s Board of Directors declared a quarterly cash dividend on its common stock of $0.36 per share (total of $72.3 million). Subject to the discretion of the Board of Directors, capital availability and a determination that cash dividends continue to be in the best interest of its stockholders, the Company intends to pay a quarterly dividend on an ongoing basis.
On March 8, 2019, KCS entered into a new $600.0 million revolving credit facility which replaced its existing $800.0 million revolving credit facility.
At June 30, 2019, the Company had $275.0 million principal amount outstanding of $2.35% senior notes that mature May 15, 2020 (the “2.35% Notes”). The Company has the intention and ability to refinance the 2.35% Notes into a new long-term debt instrument prior to maturity. The Company has executed treasury lock agreements to hedge the U.S. Treasury benchmark interest rate associated with any future interest payments related to the anticipated refinancing of the 2.35% Notes. See Note 9, Derivative Instruments for further discussion of the treasury lock agreements.

For additional discussion of the agreements representing the indebtedness of KCS, see Note 11, Short-Term Borrowings and Note 12, Long-Term Debt in the “Notes to the Consolidated Financial Statements” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
On June 30, 2019, total available liquidity (the cash balance plus revolving credit facility availability) was $647.6 million, compared to availability at December 31, 2018 of $900.5 million. This decrease was due to the reduction in the revolving credit facility availability discussed above.
As of June 30, 2019, the total cash and cash equivalents held outside of the U.S. in foreign subsidiaries was $14.2 million after repatriating approximately $83.1 million during 2019. The Company expects that this cash will be available to fund operations without incurring significant additional income taxes.
Mexico Tax Reform eliminated “universal compensation” that allowed Mexican taxpayers to offset recoverable tax balances against balances due for other federal taxes. The elimination of “universal compensation” could negatively impact the timing of KCSM’s cash flow by up to $60.0 million in 2019 while awaiting refunds of value added tax from the Mexican government. During the six months ended June 30, 2019, KCSM’s cash flow was negatively impacted by $19.9 million.

Cash Flow Information
Summary cash flow data follows (in millions):

	Six Months Ended
	June 30,
	2019	2018
Cash flows provided by (used for):
Operating activities	$541.2	$425.8
Investing activities	(374.1)	(384.2)
Financing activities	(220.0)	(114.6)
Net decrease in cash and cash equivalents	(52.9)	(73.0)
Cash and cash equivalents beginning of year	100.5	134.1
Cash and cash equivalents end of period	$47.6	$61.1
Cash flows from operating activities increased $115.4 million for the six months ended June 30, 2019, compared to the same period in 2018, primarily due to lower income tax payments and an increase in cash received for working capital items resulting mainly from the timing of certain receipts.
Net cash used for investing activities decreased $10.1 million for the six months ended June 30, 2019, compared to the same period in 2018, due to a $98.0 million decrease in the purchase or replacement of equipment under existing operating leases and an increase in proceeds from disposal of property of $6.6 million, partially offset by an increase in capital expenditures of $83.1 million and an increase in investments in and advances to affiliates of $9.0 million. Additional information regarding capital expenditures is provided below.
Net cash used for financing activities increased $105.4 million for the six months ended June 30, 2019, compared to the same period in 2018, primarily due to a decrease in proceeds from long-term debt of $499.4 million and an increase in shares repurchased of $34.2 million, partially offset by a decrease in net repayments of short-term borrowings of $348.1 million and a decrease in repayments of long-term debt of $70.5 million.

Capital Expenditures
KCS has funded, and expects to continue to fund capital expenditures with operating cash flows and short and long-term debt.
The following table summarizes capital expenditures by type (in millions):

	Six Months Ended
	June 30,
	2019	2018
Roadway capital program	$122.5	$126.1
Locomotives and freight cars	165.0	59.7
Capacity	39.9	24.5
Positive train control	7.9	14.9
Information technology	15.1	14.0
Other	4.5	12.1
Total capital expenditures (accrual basis)	354.9	251.3
Change in capital accruals	(4.5)	16.0
Total cash capital expenditures	$350.4	$267.3

Purchase or replacement of equipment under operating leases
Locomotives	$—	$50.6
Freight cars	0.9	49.9
Total purchase or replacement of equipment under operating leases (accrual basis)	$0.9	$100.5
Change in capital accruals	—	(1.6)
Total cash purchase or replacement of equipment under operating leases	$0.9	$98.9
Generally, the Company’s capital program consists of capital replacement and equipment. For 2019, internally generated cash flows are expected to fund cash capital expenditures, which are currently estimated to be below $600.0 million. In addition, the Company periodically reviews its equipment under operating leases. Any purchase or replacement of equipment under operating leases during 2019 is expected to be funded with internally generated cash flows and/or debt.

Other Matters

Regulatory Updates
USMCA. On November 30, 2018, U.S. President Trump, Canadian Prime Minister Trudeau, and then-Mexican President Peña Nieto signed the U.S.-Mexico-Canada Agreement (“USMCA”). The agreement would serve as a successor to the 1994 North American Free Trade Agreement (“NAFTA”). The Mexican Senate has ratified the agreement under Mexico’s approval process in June 2019. The USMCA will not become effective until all three parties have completed their respective domestic ratification procedures.
In the United States, congressional review and approval of the USMCA is done under the Bipartisan Trade Priorities and Accountability Act of 2015. Implementing legislation is expected to be introduced in Congress possibly in the second half of 2019.
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

Collective Bargaining
KCSR participates in industry-wide multi-employer bargaining as a member of the National Carriers’ Conference Committee (“NCCC”), as well as local bargaining for agreements that are limited to KCSR's property. Over 70% of KCSR employees are covered by collective bargaining agreements. Long-term agreements were reached voluntarily or through the arbitration process during 2017 and 2018 covering all of the participating unions. These agreements will be in effect through December 2019.
KCSM Servicios, S.A. de C.V. (“KCSM Servicios”), a wholly owned subsidiary of KCS, provides employee services to KCSM, and KCSM pays KCSM Servicios market-based rates for these services. KCSM Servicios union employees are covered by one labor agreement, which was signed on April 16, 2012, between KCSM Servicios and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (“Mexican Railroad Union”), and which remains in effect during the period of the Concession, for the purpose of regulating the relationship between the parties. Over 75% of KCSM Servicios employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other benefits are subject to negotiation every two years. During the third quarter of 2018, the compensation terms for the period covering July 1, 2018, to June 30, 2019, were finalized between KCSM Servicios and the Mexican Railroad Union. The parties are currently negotiating compensation terms and benefits that will apply from July 1, 2019 to June 30, 2020. The finalization of the compensation terms is not expected to have a significant effect on the consolidated financial statements.
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
(b) Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table presents stock repurchases during each month for the second quarter of 2019:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be purchased under the Plans or Programs (2)
Common stock
April 1-30, 2019	27,059	$124.35	27,059	$248,084,367
May 1-31, 2019	506,911	$120.07	506,911	$187,219,932
June 1-30, 2019	238,545	$117.86	238,545	$159,105,404
Total	772,515		772,515
$25 Par preferred stock
April 1-30, 2019	150	$25.78	—	—
May 1-31, 2019	2,390	$26.05	—	—
June 1-30, 2019	250	$26.77	—	—
Total	2,790		—

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

3.1
Amendment to the Kansas City Southern Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 23, 2019 (File No. 1-4717), is incorporated herein by reference as Exhibit 3.1.

3.2
Kansas City Southern Bylaws, amended and restated as of May 23, 2019, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 23, 2019 (File No. 1-4717), is incorporated herein by reference as Exhibit 3.2.

10.1*
Form of Severance Agreement (CEO Version, which the Company has entered into with Patrick J. Ottensmeyer), filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2019 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.1.

10.2*
Form of Severance Agreement (Officer Version, which the Company has entered into with each of Michael W. Upchurch, Jeffrey M. Songer, Brian D. Hancock, Michael J. Naatz, Adam J. Godderz, and Lora S. Cheatum), filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 21, 2019 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.2.

31.1**	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.1.

31.2**	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.2.

32.1**	Principal Executive Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.1.

32.2**	Principal Financial Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.2.

101
The following unaudited financial information from Kansas City Southern’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018, (iii) Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, (v) Consolidated Statements of Changes in Equity for the three months ended June 30, 2019, March 31, 2019, December 31, 2018, September 30, 2018, June 30, 2018 and March 31, 2018, and (vi) the Notes to Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement

** Filed with this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on July 19, 2019.

Kansas City Southern

/s/ MICHAEL W. UPCHURCH
Michael W. Upchurch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ SUZANNE M. GRAFTON
Suzanne M. Grafton
Vice President and Chief Accounting Officer
(Principal Accounting Officer)