Form 10-Q
period 2019-09-30
KANSAS CITY SOUTHERN
filed 2019-10-18
CIK 54480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	October 11, 2019
Common Stock, $0.01 per share par value	99,119,608 Shares

Kansas City Southern and Subsidiaries
Form 10-Q
September 30, 2019
Index

		Page
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	3
	Consolidated Statements of Income — Three and nine months ended September 30, 2019 and 2018	3
	Consolidated Statements of Comprehensive Income — Three and nine months ended September 30, 2019 and 2018	4
	Consolidated Balance Sheets — September 30, 2019 and December 31, 2018	5
	Consolidated Statements of Cash Flows — Nine months ended September 30, 2019 and 2018	6
	Consolidated Statements of Changes in Equity — Three months ended September 30, 2019, June 30, 2019, March 31, 2019, December 31, 2018, September 30, 2018, June 30, 2018 and March 31, 2018	7
	Notes to the Unaudited Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	40
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	43
	SIGNATURES	44

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Kansas City Southern and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In millions, except share and per share amounts) (Unaudited)
Revenues	$747.7	$699.0	$2,136.5	$2,020.0
Operating expenses:
Compensation and benefits	134.8	123.5	392.0	367.4
Purchased services	53.4	52.6	162.9	149.2
Fuel	87.1	90.2	257.8	257.0
Mexican fuel excise tax credit	—	(9.4)	—	(26.6)
Equipment costs	25.1	33.0	81.8	95.9
Depreciation and amortization	86.5	87.5	262.7	257.1
Materials and other	66.8	65.6	198.5	199.5
Restructuring charges	12.0	—	130.5	—
Gain on insurance recoveries related to hurricane damage	—	(9.4)	—	(9.4)
Total operating expenses	465.7	433.6	1,486.2	1,290.1
Operating income	282.0	265.4	650.3	729.9
Equity in net earnings (losses) of affiliates	2.1	(0.2)	3.6	1.8
Interest expense	(27.9)	(28.3)	(84.1)	(81.8)
Debt retirement costs	—	—	(0.6)	(2.2)
Foreign exchange gain (loss)	(3.4)	9.5	9.5	16.3
Other income, net	2.0	0.6	2.2	0.8
Income before income taxes	254.8	247.0	580.9	664.8
Income tax expense	74.2	73.0	168.0	197.2
Net income	180.6	174.0	412.9	467.6
Less: Net income attributable to noncontrolling interest	0.4	0.4	1.2	1.3
Net income attributable to Kansas City Southern and subsidiaries	180.2	173.6	411.7	466.3
Preferred stock dividends	0.1	0.1	0.2	0.2
Net income available to common stockholders	$180.1	$173.5	$411.5	$466.1

Earnings per share:
Basic earnings per share	$1.81	$1.71	$4.12	$4.56
Diluted earnings per share	$1.81	$1.70	$4.10	$4.55

Average shares outstanding (in thousands):
Basic	99,296	101,658	99,939	102,106
Potentially dilutive common shares	403	452	405	418
Diluted	99,699	102,110	100,344	102,524
See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In millions) (Unaudited)
Net income	$180.6	$174.0	$412.9	$467.6
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate derivative instruments, net of tax of $(2.2) million, $1.1 million, $(6.3) million and $3.2 million, respectively	(7.1)	3.5	(19.8)	9.5
Foreign currency translation adjustments	(0.2)	0.7	0.1	0.7
Other comprehensive income (loss)	(7.3)	4.2	(19.7)	10.2
Comprehensive income	173.3	178.2	393.2	477.8
Less: Comprehensive income attributable to noncontrolling interest	0.4	0.4	1.2	1.3
Comprehensive income attributable to Kansas City Southern and subsidiaries	$172.9	$177.8	$392.0	$476.5
See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(In millions, except share and per share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61.6	$100.5
Accounts receivable, net	273.4	301.2
Materials and supplies	161.8	160.3
Other current assets	117.1	73.4
Total current assets	613.9	635.4
Operating lease right-of-use assets	180.2	—
Investments	53.5	44.9
Property and equipment (including concession assets), net	8,803.8	8,691.1
Other assets	47.0	98.4
Total assets	$9,698.4	$9,469.8
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$288.8	$10.1
Accounts payable and accrued liabilities	497.4	436.9
Total current liabilities	786.2	447.0
Long-term operating lease liabilities	93.1	—
Long-term debt	2,394.8	2,679.3
Deferred income taxes	1,100.4	1,079.9
Other noncurrent liabilities and deferred credits	126.7	130.9
Total liabilities	4,501.2	4,337.1
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued; 222,625 and 228,395 shares outstanding at September 30, 2019 and December 31, 2018, respectively	5.6	5.7
$.01 par, common stock, 400,000,000 shares authorized; 123,352,185 shares issued; 99,111,266 and 100,896,678 shares outstanding at September 30, 2019 and December 31, 2018, respectively	1.0	1.0
Additional paid-in capital	947.3	946.6
Retained earnings	3,951.2	3,870.6
Accumulated other comprehensive loss	(30.6)	(10.9)
Total stockholders’ equity	4,874.5	4,813.0
Noncontrolling interest	322.7	319.7
Total equity	5,197.2	5,132.7
Total liabilities and equity	$9,698.4	$9,469.8
See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2019	2018
	(In millions) (Unaudited)
Operating activities:
Net income	$412.9	$467.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	262.7	257.1
Deferred income taxes	26.8	78.8
Equity in net earnings of affiliates	(3.6)	(1.8)
Share-based compensation	16.4	16.0
Distributions from affiliates	3.0	2.5
Settlement of foreign currency derivative instruments	10.8	13.8
Gain on foreign currency derivative instruments	(10.3)	(10.3)
Restructuring charges	130.5	—
Cash payments for restructuring charges	(2.9)	—
Gain on insurance recoveries related to hurricane damage	—	(9.4)
Deemed mandatory repatriation tax	—	(18.7)
Changes in working capital items:
Accounts receivable	38.9	(39.2)
Materials and supplies	(4.7)	1.3
Other current assets	(33.0)	(24.4)
Accounts payable and accrued liabilities	12.2	(22.5)
Other, net	(1.7)	(5.0)
Net cash provided by operating activities	858.0	705.8

Investing activities:
Capital expenditures	(468.2)	(396.8)
Purchase or replacement of assets under operating leases	(38.6)	(98.9)
Property investments in MSLLC	(25.6)	(24.0)
Investments in and advances to affiliates	(27.0)	(10.3)
Proceeds from disposal of property	18.4	7.2
Other, net	0.7	(2.2)
Net cash used for investing activities	(540.3)	(525.0)

Financing activities:
Net short-term borrowings	—	(348.1)
Proceeds from issuance of long-term debt	—	499.4
Repayment of long-term debt	(7.8)	(78.7)
Dividends paid	(108.6)	(110.9)
Shares repurchased	(242.5)	(163.3)
Debt issuance and retirement costs paid	(2.5)	(8.0)
Proceeds from employee stock plans	4.8	1.8
Net cash used for financing activities	(356.6)	(207.8)
Cash and cash equivalents:
Net decrease during each period	(38.9)	(27.0)
At beginning of year	100.5	134.1
At end of period	$61.6	$107.1
See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Changes in Equity
(in millions, except per share amounts)
(Unaudited)

	$25 Par Preferred Stock	$.01 Par Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total

Balance at December 31, 2018	$5.7	$1.0	$946.6	$3,870.6	$(10.9)	$319.7	$5,132.7
Net income				102.8		0.4	103.2
Other comprehensive loss					(4.9)		(4.9)
Contribution from noncontrolling interest						1.8	1.8
Dividends on common stock ($0.36/share)				(36.3)			(36.3)
Dividends on $25 par preferred stock ($0.25/share)				(0.1)			(0.1)
Share repurchases	—	—	(4.4)	(45.9)			(50.3)
Options exercised and stock subscribed, net of shares withheld for employee taxes			(2.1)				(2.1)
Share-based compensation			6.0				6.0
Balance at March 31, 2019	5.7	1.0	946.1	3,891.1	(15.8)	321.9	5,150.0
Net income				128.7		0.4	129.1
Other comprehensive loss					(7.5)		(7.5)
Dividends on common stock ($0.36/share)				(36.0)			(36.0)
Dividends on $25 par preferred stock ($0.25/share)				—			—
Share repurchases	(0.1)	—	(7.3)	(85.0)			(92.4)
Options exercised and stock subscribed, net of shares withheld for employee taxes			2.3				2.3
Share-based compensation			6.0				6.0
Balance at June 30, 2019	5.6	1.0	947.1	3,898.8	(23.3)	322.3	5,151.5
Net income				180.2		0.4	180.6
Other comprehensive loss					(7.3)		(7.3)
Dividends on common stock ($0.36/share)				(35.6)			(35.6)
Dividends on $25 par preferred stock ($0.25/share)				(0.1)			(0.1)
Share repurchases	—	—	(7.7)	(92.1)			(99.8)
Options exercised and stock subscribed, net of shares withheld for employee taxes			2.7				2.7
Share-based compensation			5.2				5.2
Balance at September 30, 2019	$5.6	$1.0	$947.3	$3,951.2	$(30.6)	$322.7	$5,197.2

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

1. Basis of Presentation
In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring adjustments) necessary to reflect a fair statement of the results for interim periods in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three and nine months ended September 30, 2019, are not necessarily indicative of the results to be expected for the full year ending December 31, 2019. Certain prior year amounts have been reclassified to conform to the current year presentation.
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
Adoption of the new standard resulted in $175.2 million of additional right-of-use lease assets and lease liabilities as of January 1, 2019. The new standard did not have a significant impact on the consolidated statement of income. See Note 5, Leases for additional information.

2. Restructuring Charges
The Company is implementing certain principles of Precision Scheduled Railroading (“PSR”), which focus on providing reliable customer service, facilitating growth, improving asset utilization, and improving the cost profile of the Company. As a result of the PSR initiatives, management approved three separate restructuring plans during 2019, which resulted in restructuring charges during the three and nine months ended September 30, 2019 of $12.0 million and $130.5 million, respectively. Management approved the third restructuring plan during the third quarter of 2019, which coincided with the preparation of the Company’s quarterly financial statements.
Expenses related to these initiatives are shown in the following table (in millions):

	2019
	First Quarter	Second Quarter	Third Quarter	Year-to-Date
Restructuring charges:
Asset impairments	$62.5	$50.7	$8.6	$121.8
Workforce reduction	3.2	—	3.4	6.6
Contract restructuring	1.8	0.3	—	2.1
Total restructuring charges	$67.5	$51.0	$12.0	$130.5

Asset Impairments. The Company committed to plans to dispose of certain locomotives and rail cars to increase operational fluidity, reduce maintenance expense, and improve labor and fuel efficiency. Accordingly, the Company performed an impairment analysis to adjust the carrying amount of the assets to the lower of its depreciated book value or its estimated fair value, less costs to

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

dispose, and stopped recognizing depreciation expense. During the nine months ended September 30, 2019, the Company sold 65 of 97 locomotives and 457 of 1,482 rail cars identified under the plans. The carrying amount of the remaining assets held for sale of
$9.2 million is classified as other current assets within the consolidated balance sheets at September 30, 2019. Additionally, the Company wrote off parts inventory associated with the locomotive and rail car models that were disposed.
Workforce Reduction. The Company recognized severance costs associated with PSR initiatives focused on the cost profile of the Company and improving asset utilization by reducing the active locomotive fleet and rail cars online.
Contract Restructuring. The Company terminated certain third-party vendor contracts in order to drive operational efficiencies, which resulted in contract termination penalties.

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
On April 29, 2019, the Servicio de Administración Tributaria (the “SAT”), the Mexican equivalent of the IRS, published the Miscellaneous Fiscal Resolution for 2019 (“2019 Resolution”), which eliminated the Company’s eligibility for the IEPS credit effective beginning April 30, 2019. During the period of eligibility in 2019, the Company generated IEPS credits resulting in an approximate $12.0 million net tax benefit, of which $8.6 million has been recognized as a reduction to income tax expense within the consolidated statements of income during the nine months ended September 30, 2019. The remainder of the net benefit will be recognized as a reduction to income tax expense during the last quarter of 2019.

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
During the fourth quarter of 2018, the Company reached additional partial settlement of its insurance claim for $8.5 million, and recognized additional gain on insurance recoveries of $8.5 million. The Company received the nonrefundable cash proceeds from the additional partial settlement in the fourth quarter of 2018.

5. Leases
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
The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of approximately 1 year to 10 years, which may include the option to extend the lease when it is reasonably certain the

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

Company will exercise that option. The Company does not have lease agreements with residual value guarantees, sale leaseback terms or material restrictive covenants. Additionally, short-term leases and leases with variable lease costs are immaterial, and the Company does not have any sublease arrangements.

Leases	Classification	September 30, 2019 (in millions)
Assets
Operating	Operating lease right-of-use assets	$180.2
Finance	Property and equipment (including concession assets), net	9.1
Total leased assets		$189.3

Liabilities
Current
Operating	Accounts payable and accrued liabilities	$44.8
Finance	Long-term debt due within one year	1.9
Noncurrent
Operating	Long-term operating lease liabilities	93.1
Finance	Long-term debt	7.2
Total lease liabilities		$147.0

		September 30, 2019 (in millions)
Lease Cost	Classification	Three Months Ended	Nine Months Ended
Operating lease cost	Equipment costs	$13.4	$40.6
Finance lease cost:
Amortization of finance lease assets	Depreciation and amortization	0.5	2.3
Interest on lease liabilities	Interest expense	0.2	0.8
Total lease cost		$14.1	$43.7

Cash Flow Information
Cash paid for operating leases included in operating activities	$44.4
Cash paid for finance leases included in operating activities	0.8
Cash paid for finance leases included in financing activities	2.3
Right-of-use assets obtained in exchange for operating lease liabilities	32.7

Lease Term and Discount Rate	Weighted-Average Remaining Lease Term (years)	Weighted-Average Discount Rate
Operating leases	5.3	4.2%
Finance leases	4.3	11.1%

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

Remaining Maturities of Lease Liabilities Year Ending December 31 (in millions),	Operating Leases	Finance Leases
2019	$49.2	$0.9
2020	32.7	2.7
2021	24.7	2.7
2022	16.6	2.7
2023	14.2	2.4
Thereafter	12.9	0.1
Total lease payments	150.3	11.5
Less imputed interest	12.4	2.4
Total	$137.9	$9.1

As of September 30, 2019, the Company had additional operating leases that have not yet commenced of $3.3 million, which will commence during fiscal year 2019, and carry lease terms of 5 years.

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

6. Revenue
Disaggregation of Revenue
The following table presents revenues disaggregated by the major commodity groups as well as the product types included within the major commodity groups (in millions). The Company believes disaggregation by product type best depicts how cash flows are affected by economic factors. See Note 15 for revenues by geographical area.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Chemical & Petroleum
Chemicals	$65.5	$60.9	$187.6	$179.0
Petroleum	89.1	64.5	253.4	171.3
Plastics	39.6	35.2	110.1	107.8
Total	194.2	160.6	551.1	458.1

Industrial & Consumer Products
Forest Products	64.3	68.7	193.9	203.2
Metals & Scrap	59.6	50.1	176.5	157.9
Other	32.0	33.7	85.6	90.4
Total	155.9	152.5	456.0	451.5

Agriculture & Minerals
Grain	78.3	68.5	224.2	209.1
Food Products	40.0	34.9	110.4	107.4
Ores & Minerals	6.7	5.4	19.0	16.1
Stone, Clay & Glass	8.7	7.4	25.4	22.1
Total	133.7	116.2	379.0	354.7

Energy
Utility Coal	35.1	35.4	95.1	88.6
Coal & Petroleum Coke	11.3	11.9	31.9	33.3
Frac Sand	7.4	8.8	22.1	30.4
Crude Oil	11.2	17.1	34.4	38.7
Total	65.0	73.2	183.5	191.0

Intermodal	100.5	100.0	273.0	284.6

Automotive	64.8	66.2	193.3	193.3

Total Freight Revenues	714.1	668.7	2,035.9	1,933.2

Other Revenue	33.6	30.3	100.6	86.8

Total Revenues	$747.7	$699.0	$2,136.5	$2,020.0

Contract Balances
The amount of revenue recognized in the third quarter of 2019 from performance obligations partially satisfied in previous periods was $19.7 million. The performance obligations that were unsatisfied or partially satisfied as of September 30, 2019, were $20.4 million, which represents in-transit shipments that are fully satisfied the following month.
A receivable is any unconditional right to consideration, and is recognized as shipments have been completed and the relating performance obligation has been fully satisfied. At September 30, 2019 and December 31, 2018, the accounts receivable, net balance was $273.4 million and $301.2 million, respectively. Contract assets represent a conditional right to consideration in exchange for goods or services. The Company did not have any contract assets at September 30, 2019 and December 31, 2018.
Contract liabilities represent consideration received in advance from customers, and are recognized as revenue over time as the relating performance obligation is satisfied. The amount of revenue recognized in the third quarter of 2019 that was included in the opening contract liability balance was $11.4 million. The Company has recognized contract liabilities within the accounts payable and

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

accrued liabilities financial statement caption on the balance sheet. These are considered current liabilities as they will be settled in less than 12 months.
The following tables summarize the changes in contract liabilities (in millions):

Contract liabilities	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Beginning balance	$19.0	$16.6	$32.4	$26.8
Revenue recognized that was included in the contract liability balance at the beginning of the period	(11.4)	(9.3)	(31.4)	(23.7)
Increases due to consideration received, excluding amounts recognized as revenue during the period	0.8	0.9	7.4	5.1
Ending balance	$8.4	$8.2	$8.4	$8.2

7. Earnings Per Share Data
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
The following table reconciles the basic earnings per share computation to the diluted earnings per share computation (in millions, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income available to common stockholders for purposes of computing basic and diluted earnings per share	$180.1	$173.5	$411.5	$466.1
Weighted-average number of shares outstanding (in thousands):
Basic shares	99,296	101,658	99,939	102,106
Effect of dilution	403	452	405	418
Diluted shares	99,699	102,110	100,344	102,524
Earnings per share:
Basic earnings per share	$1.81	$1.71	$4.12	$4.56
Diluted earnings per share	$1.81	$1.70	$4.10	$4.55

Potentially dilutive shares excluded from the calculation (in thousands):

Stock options excluded as their inclusion would be anti-dilutive	—	93	165	116

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

8. Property and Equipment (including Concession Assets)
Property and equipment, including concession assets, and related accumulated depreciation and amortization are summarized below (in millions):

	September 30, 2019	December 31, 2018
Land	$222.7	$219.3
Concession land rights	141.2	141.2
Road property	7,829.6	7,711.4
Equipment	2,685.8	2,739.5
Technology and other	316.7	305.6
Construction in progress	244.2	152.5
Total property	11,440.2	11,269.5
Accumulated depreciation and amortization	2,636.4	2,578.4
Property and equipment (including concession assets), net	$8,803.8	$8,691.1

Concession assets, net of accumulated amortization of $669.8 million and $645.2 million, totaled $2,311.0 million and $2,260.4 million at September 30, 2019 and December 31, 2018, respectively.

9. Fair Value Measurements
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
The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The carrying value of the Company’s debt was $2,683.6 million and $2,689.4 million at September 30, 2019 and December 31, 2018, respectively. If the Company’s debt were measured at fair value, the fair value measurements of the individual debt instruments would have been classified as Level 2 in the fair value hierarchy.

The fair value of the Company’s financial instruments is presented in the following table (in millions):

	September 30, 2019	December 31, 2018
	Level 2	Level 2
Assets
Foreign currency derivative instruments	$—	$0.3
Liabilities
Debt instruments	2,937.4	2,661.3
Treasury lock agreements	28.1	2.0
Foreign currency derivative instruments	0.2	—

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

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

Credit Risk. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages this risk by limiting its counterparties to large financial institutions which meet the Company’s credit rating standards and have an established banking relationship with the Company. As of September 30, 2019, the Company did not expect any losses as a result of default of its counterparties.
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
The foreign currency forward contracts involve the Company’s purchase of pesos at an agreed-upon weighted-average exchange rate to each U.S dollar. The zero-cost collars involve the Company’s purchase of a Mexican peso call option and a simultaneous sale of a Mexican peso put option, with equivalent U.S. dollar notional amounts for each option and no net cash premium paid by the Company. The Company’s foreign currency forward and zero-cost collar contracts are executed with counterparties in the U.S. and are governed by International Swaps and Derivatives Association agreements that include standard netting arrangements. Asset and liability positions from contracts with the same counterparty are net settled upon maturity/expiration and presented on a net basis in the consolidated balance sheets prior to settlement. There was no offsetting of derivative assets or liabilities in the consolidated balance sheets as of September 30, 2019 and December 31, 2018.
Below is a summary of the Company’s 2019 and 2018 foreign currency derivative contracts (amounts in millions, except Ps./USD):

Foreign currency forward contracts
	Contracts to purchase Ps./pay USD					Offsetting contracts to sell Ps./receive USD
	Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Cash received/(paid) on settlement
Contracts executed in 2019 and outstanding	$75.0	Ps.	1,493.1	Ps.	19.9	—	—		—		—
Contracts executed in 2019 and settled in 2019	$365.0	Ps.	7,201.3	Ps.	19.7	$374.6	Ps.	7,201.3	Ps.	19.2	$9.6
Contracts executed in 2018 and settled in 2019	$20.0	Ps.	410.9	Ps.	20.5	$20.9	Ps.	410.9	Ps.	19.6	$0.9

Foreign currency zero-cost collar contracts
	Notional amount	Cash received/(paid) on settlement
Contracts executed in 2018 and settled in 2019	$120.0		$0.3
Contracts executed in 2018 and settled in 2018 (i)	$220.0		$3.9
Contracts executed in 2017 and settled in 2018 (i)	$80.0		$10.0

(i)    During the nine months ended September 30, 2018, the Company settled $200.0 million and $80.0 million of zero-cost collar contracts executed in 2018 and 2017, respectively, resulting in cash received of $3.8 million and $10.0 million.
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
The following tables present the fair value of derivative instruments included in the Consolidated Balance Sheets (in millions):

	Derivative Assets
	Balance Sheet Location	September 30, 2019	December 31, 2018
Derivatives not designated as hedging instruments:
Foreign currency zero-cost collar contracts	Other current assets	$—	$0.3
Total derivatives not designated as hedging instruments		—	0.3
Total derivative assets		$—	$0.3

	Derivative Liabilities
	Balance Sheet Location	September 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Treasury lock agreements	Accounts payable and accrued liabilities	$28.1	$—
Treasury lock agreements	Other noncurrent liabilities and deferred credits	—	2.0
Total derivatives designated as hedging instruments		28.1	2.0
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued liabilities	0.2	—
Total derivatives not designated as hedging instruments		0.2	—
Total derivative liabilities		$28.3	$2.0

The following table presents the effects of derivative instruments on the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income (in millions):

Derivatives in Cash Flow Hedging Relationships		Amount of Gain/(Loss) Recognized in OCI on Derivative
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2019	2018	2019	2018
Treasury lock agreements		$(9.3)	$4.6	$(26.1)	$12.7
Total		$(9.3)	$4.6	$(26.1)	$12.7

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2019	2018	2019	2018
Foreign currency forward contracts	Foreign exchange gain (loss)	$(0.6)	$—	$10.3	$—
Foreign currency zero-cost collar contracts	Foreign exchange gain (loss)	—	6.2	—	10.3
Total		$(0.6)	$6.2	$10.3	$10.3

See Note 9, Fair Value Measurements, for the determination of the fair values of derivatives.

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

11. Short-Term Borrowings
Commercial Paper. The Company’s commercial paper program generally serves as the primary means of short-term funding. As of September 30, 2019 and December 31, 2018, KCS had no commercial paper outstanding. For the nine months ended September 30, 2019 and 2018, any commercial paper borrowings were outstanding for less than 90 days and the related activity is presented on a net basis in the consolidated statements of cash flows.

12. Long-Term Debt
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
Borrowings under the Revolving Credit Facility will bear interest at floating rates. Depending on the Company’s credit rating, the margin that KCS would pay above the London Interbank Offered Rate (“LIBOR”) at any point would be between 1.000% and 1.750%. As of September 30, 2019, the margin is 1.25% based on KCS’s current credit rating.
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
As of September 30, 2019, KCS had $600.0 million available under the Facility, with no outstanding borrowings. As of December 31, 2018, KCS had $800.0 million available under its previous revolving credit facility, with no outstanding borrowings.

13. Share Repurchases
During the three months ended September 30, 2019, KCS repurchased 815,732 shares of common stock for $99.8 million at an average price of $122.32 per share. During the nine months ended September 30, 2019, KCS repurchased 2,053,770 shares of common stock for $242.4 million at an average price of $118.03 per share. Since inception of the August 2017 common share repurchase program, KCS has repurchased 6,745,452 shares of common stock for $740.7 million at an average price of $109.80 per share. The excess of repurchase price over par value is allocated between additional paid-in capital and retained earnings.
During the three months ended September 30, 2019, KCS repurchased 870 shares of its $25 par preferred stock for less than $0.1 million at an average price of $27.33 per share. During the nine months ended September 30, 2019, KCS repurchased 5,770 shares of its $25 par preferred stock for $0.1 million at an average price of $26.39 per share. The excess of repurchase price over par value is allocated between additional paid-in capital and retained earnings.

14. Commitments and Contingencies
Concession Duty. Under KCSM’s 50-year railroad concession from the Mexican government (the “Concession”), which could expire in 2047 unless extended, KCSM pays annual concession duty expense of 1.25% of gross revenues. For the three and nine months ended September 30, 2019, the concession duty expense, which is recorded within materials and other in operating expenses, was $4.9 million and $14.0 million, respectively, compared to $4.6 million and $13.3 million, for the same periods in 2018.
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
Personal Injury. The Company’s personal injury liability is based on semi-annual actuarial studies performed on an undiscounted basis by an independent third party actuarial firm and reviewed by management. This liability is based on personal injury claims filed and an estimate of claims incurred but not yet reported. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Adjustments to the liability are reflected within operating expenses in the period in which changes to estimates are known. Personal injury claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The personal injury liability as of September 30, 2019, was based on an updated actuarial study of personal injury claims through May 31, 2019, and review of the last four months’ experience. Although these estimates cannot be predicted with certainty, management believes that the ultimate outcome will not have a material adverse effect on the Company’s consolidated financial statements.
Tax Contingencies. Tax returns filed in the U.S. for periods after 2015 and in Mexico for periods after 2012 remain open to examination by the taxing authorities. In 2018, the IRS initiated an examination of the 2016 U.S. federal tax return. During the first quarter of 2019, the SAT initiated an audit of the KCSM 2013 and 2014 Mexico tax returns. The Company does not expect that these examinations will have a material impact on the consolidated financial statements. During the first quarter of 2017, the Company received audit assessments from the SAT for the KCSM 2009 and 2010 Mexico tax returns. In 2017, the Company commenced administrative actions with the SAT. During the first quarter of 2018, the audit assessments were nullified by the SAT. In the third quarter of 2018, the SAT issued new assessments and the Company filed administrative appeals with the SAT. The Company believes that it has strong legal arguments in its favor and it is more likely than not that it will prevail in any challenge of the assessments.
The Company litigated a Value Added Tax (“VAT”) audit assessment from the SAT for KCSM for the year ended December 31, 2005. In November 2016, KCSM was notified of a resolution by the Mexican tax court annulling this assessment. The SAT appealed this resolution to the Mexican circuit court. In September 2017, KCSM was notified of a resolution by the circuit court which ordered the tax court to consider an argument made by KCSM in the original tax court proceeding that was not addressed in the tax court’s November 2016 resolution. In October 2017, the tax court ruled that the arguments made by KCSM asserting that the SAT unduly extended the audit process were not valid, and also annulled the assessment consistent with the tax court’s earlier November 2016 ruling. In December 2017, KCSM and the SAT filed an appeal with the Federal Courts of Appeals. KCSM’s appeal was intended to preclude the SAT from issuing a new assessment. In November 2018, the Appeals Court issued a ruling denying the SAT appeal and permanently annulled the VAT assessment. The SAT is unable to appeal the decision. The Appeals Court also denied KCSM’s appeal. In February 2019, the SAT issued a new assessment that conflicted with the tax court’s guidelines. As such, in March 2019, KCSM filed a complaint with the tax court to require the SAT to follow the guidelines issued by the tax court that would result in no tax being assessed. In April 2019, the Company filed a nullification lawsuit with the tax court. In June 2019, the tax court ruled in favor of

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

KCSM’s legal complaint, and declared the new 2005 VAT assessment null and void. In August 2019, the SAT informed KCSM that it would not issue a new assessment.
KCSM has not historically assessed VAT on international import transportation services provided to its customers based on a written ruling that KCSM obtained from the SAT in 2008 stating that such services were not subject to VAT (the “2008 Ruling”). Notwithstanding the 2008 Ruling, in December 2013, the SAT unofficially informed KCSM of an intended implementation of new criteria effective as of January 1, 2014, pursuant to which VAT would be assessed on all international import transportation services on the portion of the services provided within Mexico. Additionally, in November 2013, the SAT filed an action to nullify the 2008 Ruling, potentially exposing the application of the new criteria to open tax years. In February 2014, KCSM filed an action opposing the SAT’s nullification action. In December 2016, KCSM was notified of a resolution issued by the Mexican tax court confirming the 2008 Ruling. The SAT appealed this resolution. In October 2017, the circuit court resolved to not render a decision on the case but rather to send the SAT’s appeal to the Supreme Court. In February 2018, the Supreme Court decided not to hear the case and remanded the SAT’s appeal back to the circuit court for a decision. In July 2018, the circuit court ordered the tax court to consider certain arguments made by the SAT in the original court proceeding that were not addressed in the tax court’s December 2016 resolution. In October 2018, the tax court issued a decision confirming the 2008 Ruling. The SAT has appealed this decision. The Company believes it is more likely than not that it will continue to prevail in this matter. Further, as of the date of this filing, the SAT has not implemented any new criteria regarding the assessment of VAT on international import transportation services. The Company believes it is probable that any unexpected nullification of the 2008 Ruling and the implementation of any new VAT criteria would be applied on a prospective basis, in which case, due to the pass-through nature of VAT, KCSM would begin to assess its customers for VAT on international import transportation services, resulting in no material impact to the Company’s consolidated financial statements.
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
Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness, bankruptcy, insolvency or liquidation of a customer, or weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and its operating results. If the financial condition of the Company’s customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate at September 30, 2019.
Panama Canal Railway Company (“PCRC”) Guarantees and Indemnities. At September 30, 2019, the Company had issued and outstanding $5.6 million under a standby letter of credit to fulfill its obligation to fund fifty percent of the debt service reserve and liquidity reserve established by PCRC in connection with the issuance of the 7.0% Senior Secured Notes due November 1, 2026 (the “PCRC Notes”). Additionally, KCS has pledged its shares of PCRC as security for the PCRC Notes.

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
The following tables provide information by geographic area (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2019	2018	2019	2018
U.S.	$385.0	$373.3	$1,114.4	$1,060.2
Mexico	362.7	325.7	1,022.1	959.8
Total revenues	$747.7	$699.0	$2,136.5	$2,020.0

Property and equipment (including concession assets), net			September 30, 2019	December 31, 2018
U.S.			$5,430.8	$5,401.3
Mexico			3,373.0	3,289.8
Total property and equipment (including concession assets), net			$8,803.8	$8,691.1

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

16. Condensed Consolidating Financial Information
Pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered,” the Company is required to provide condensed consolidating financial information for issuers of certain of its senior notes that are guaranteed.
As of September 30, 2019, KCS, the parent, had outstanding $2,593.5 million principal amount of senior notes due through 2048. The senior notes are unsecured obligations of KCS, and are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by The Kansas City Southern Railway Company (“KCSR”) and certain wholly-owned domestic subsidiaries of KCS (the “Guarantor Subsidiaries”).
As of September 30, 2019, KCSR had outstanding $2.7 million principal amount of senior notes due through 2045. The senior notes are unsecured obligations of KCSR, and are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCS and the Guarantor Subsidiaries.
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

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended September 30, 2019
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$343.4	$9.4	$404.9	$(10.0)	$747.7
Operating expenses	0.8	235.9	8.8	230.4	(10.2)	465.7
Operating income (loss)	(0.8)	107.5	0.6	174.5	0.2	282.0
Equity in net earnings (losses) of affiliates	182.2	(0.4)	0.6	2.0	(182.3)	2.1
Interest expense	(26.4)	(21.2)	—	(7.0)	26.7	(27.9)
Debt retirement costs	—	—	—	—	—	—
Foreign exchange loss	—	—	—	(3.4)	—	(3.4)
Other income, net	27.9	—	—	1.0	(26.9)	2.0
Income before income taxes	182.9	85.9	1.2	167.1	(182.3)	254.8
Income tax expense	2.7	20.8	0.4	50.2	0.1	74.2
Net income	180.2	65.1	0.8	116.9	(182.4)	180.6
Less: Net income attributable to noncontrolling interest	—	—	—	0.4	—	0.4
Net income attributable to Kansas City Southern and subsidiaries	180.2	65.1	0.8	116.5	(182.4)	180.2
Other comprehensive loss	(7.3)	—	—	(0.2)	0.2	(7.3)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$172.9	$65.1	$0.8	$116.3	$(182.2)	$172.9

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Comprehensive Income —(Continued)

	Three Months Ended September 30, 2018
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$339.1	$12.1	$359.1	$(11.3)	$699.0
Operating expenses	0.7	219.2	10.6	214.4	(11.3)	433.6
Operating income (loss)	(0.7)	119.9	1.5	144.7	—	265.4
Equity in net earnings (losses) of affiliates	201.9	(0.4)	0.7	(0.6)	(201.8)	(0.2)
Interest expense	(22.4)	(19.1)	—	(7.3)	20.5	(28.3)
Debt retirement costs	—	—	—	—	—	—
Foreign exchange gain	—	—	—	9.5	—	9.5
Other income, net	20.2	—	—	0.9	(20.5)	0.6
Income before income taxes	199.0	100.4	2.2	147.2	(201.8)	247.0
Income tax expense	25.4	23.6	0.6	23.4	—	73.0
Net income	173.6	76.8	1.6	123.8	(201.8)	174.0
Less: Net income attributable to noncontrolling interest	—	—	—	0.4	—	0.4
Net income attributable to Kansas City Southern and subsidiaries	173.6	76.8	1.6	123.4	(201.8)	173.6
Other comprehensive income	4.2	—	—	0.7	(0.7)	4.2
Comprehensive income attributable to Kansas City Southern and subsidiaries	$177.8	$76.8	$1.6	$124.1	$(202.5)	$177.8

	Nine Months Ended September 30, 2019
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$989.1	$31.8	$1,146.6	$(31.0)	$2,136.5
Operating expenses	4.1	789.4	28.3	695.8	(31.4)	1,486.2
Operating income (loss)	(4.1)	199.7	3.5	450.8	0.4	650.3
Equity in net earnings (losses) of affiliates	415.2	(0.9)	2.4	2.6	(415.7)	3.6
Interest expense	(79.3)	(64.1)	—	(21.0)	80.3	(84.1)
Debt retirement costs	(0.2)	(0.2)	—	(0.2)	—	(0.6)
Foreign exchange gain	—	—	—	9.5	—	9.5
Other income (expense), net	80.9	(0.7)	—	2.6	(80.6)	2.2
Income before income taxes	412.5	133.8	5.9	444.3	(415.6)	580.9
Income tax expense	0.8	31.0	1.4	134.7	0.1	168.0
Net income	411.7	102.8	4.5	309.6	(415.7)	412.9
Less: Net income attributable to noncontrolling interest	—	—	—	1.2	—	1.2
Net income attributable to Kansas City Southern and subsidiaries	411.7	102.8	4.5	308.4	(415.7)	411.7
Other comprehensive income (loss)	(19.7)	—	—	0.1	(0.1)	(19.7)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$392.0	$102.8	$4.5	$308.5	$(415.8)	$392.0

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Comprehensive Income—(Continued)

	Nine Months Ended September 30, 2018
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$955.0	$32.5	$1,063.4	$(30.9)	$2,020.0
Operating expenses	4.2	671.9	28.5	616.4	(30.9)	1,290.1
Operating income (loss)	(4.2)	283.1	4.0	447.0	—	729.9
Equity in net earnings (losses) of affiliates	481.9	(1.1)	2.4	0.5	(481.9)	1.8
Interest expense	(66.8)	(54.2)	—	(21.5)	60.7	(81.8)
Debt retirement costs	—	—	—	(2.2)	—	(2.2)
Foreign exchange gain	—	—	—	16.3	—	16.3
Other income, net	59.8	0.3	—	1.4	(60.7)	0.8
Income before income taxes	470.7	228.1	6.4	441.5	(481.9)	664.8
Income tax expense	4.4	48.6	1.9	142.3	—	197.2
Net income	466.3	179.5	4.5	299.2	(481.9)	467.6
Less: Net income attributable to noncontrolling interest	—	—	—	1.3	—	1.3
Net income attributable to Kansas City Southern and subsidiaries	466.3	179.5	4.5	297.9	(481.9)	466.3
Other comprehensive income	10.2	—	—	0.7	(0.7)	10.2
Comprehensive income attributable to Kansas City Southern and subsidiaries	$476.5	$179.5	$4.5	$298.6	$(482.6)	$476.5

Condensed Consolidating Balance Sheets

	September 30, 2019
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$303.3	$535.1	$3.9	$388.1	$(616.5)	$613.9
Operating lease right-of-use assets	—	142.5	—	41.7	(4.0)	180.2
Investments	—	3.5	9.6	40.4	—	53.5
Investments in consolidated subsidiaries	5,142.8	2.4	201.0	—	(5,346.2)	—
Property and equipment (including concession assets), net	—	4,429.6	160.3	4,221.6	(7.7)	8,803.8
Other assets	2,524.1	16.3	—	27.6	(2,521.0)	47.0
Total assets	$7,970.2	$5,129.4	$374.8	$4,719.4	$(8,495.4)	$9,698.4
Liabilities and equity:
Current liabilities	$778.5	$292.4	$72.4	$261.8	$(618.9)	$786.2
Long-term operating lease liabilities	—	68.2	—	28.0	(3.1)	93.1
Long-term debt	2,308.0	1,827.3	—	780.5	(2,521.0)	2,394.8
Deferred income taxes	(9.1)	836.7	84.4	190.3	(1.9)	1,100.4
Other liabilities	18.3	93.1	0.2	15.1	—	126.7
Stockholders’ equity	4,874.5	2,011.7	217.8	3,121.0	(5,350.5)	4,874.5
Noncontrolling interest	—	—	—	322.7	—	322.7
Total liabilities and equity	$7,970.2	$5,129.4	$374.8	$4,719.4	$(8,495.4)	$9,698.4

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

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2019
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$318.9	$225.0	$0.9	$452.4	$(139.2)	$858.0
Investing activities:
Capital expenditures	—	(207.4)	(0.9)	(259.9)	—	(468.2)
Purchase or replacement of assets under operating leases	—	(38.0)	—	(0.6)	—	(38.6)
Property investments in MSLLC	—	—	—	(25.6)	—	(25.6)
Investments in and advances to affiliates	(13.6)	—	(13.5)	(21.8)	21.9	(27.0)
Proceeds from repayment of loans to affiliates	147.0	—	—	75.0	(222.0)	—
Loans to affiliates	(147.0)	—	—	(75.0)	222.0	—
Proceeds from disposal of property	—	15.2	—	3.2	—	18.4
Other investing activities	—	(6.0)	—	6.7	—	0.7
Net cash used	(13.6)	(236.2)	(14.4)	(298.0)	21.9	(540.3)
Financing activities:
Net short-term borrowings	—	—	—	—	—	—
Proceeds from issuance of long-term debt	—	—	—	—	—	—
Repayment of long-term debt	—	(2.4)	—	(5.4)	—	(7.8)
Debt issuance and retirement costs paid	—	(1.2)	—	(1.3)	—	(2.5)
Dividends paid	(108.6)	—	—	(139.2)	139.2	(108.6)
Shares repurchased	(242.5)	—	—	—	—	(242.5)
Proceeds from loans from affiliates	75.0	147.0	—	—	(222.0)	—
Repayment of loans from affiliates	(75.0)	(147.0)	—	—	222.0	—
Contribution from affiliates	—	—	13.5	8.4	(21.9)	—
Other financing activities	4.8	—	—	—	—	4.8
Net cash provided (used)	(346.3)	(3.6)	13.5	(137.5)	117.3	(356.6)
Cash and cash equivalents:
Net increase (decrease)	(41.0)	(14.8)	—	16.9	—	(38.9)
At beginning of year	41.5	28.1	—	30.9	—	100.5
At end of period	$0.5	$13.3	$—	$47.8	$—	$61.6

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

Condensed Consolidating Statements of Cash Flows—(Continued)

	Nine Months Ended September 30, 2018
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$151.2	$353.5	$0.6	$395.6	$(195.1)	$705.8
Investing activities:
Capital expenditures	—	(185.3)	(0.5)	(211.0)	—	(396.8)
Purchase or replacement of assets under operating leases	—	(88.4)	—	(10.5)	—	(98.9)
Property investments in MSLLC	—	—	—	(24.0)	—	(24.0)
Investment in and advances to affiliates	(6.1)	—	(6.1)	(7.6)	9.5	(10.3)
Proceeds from repayment of loans to affiliates	4,094.1	—	—	125.0	(4,219.1)	—
Loans to affiliates	(4,061.9)	—	—	(125.0)	4,186.9	—
Proceeds from disposal of property	—	3.3	—	3.9	—	7.2
Other investing activities	—	(2.1)	—	(0.1)	—	(2.2)
Net cash provided (used)	26.1	(272.5)	(6.6)	(249.3)	(22.7)	(525.0)
Financing activities:
Net short-term borrowings	(348.1)	—	—	—	—	(348.1)
Proceeds from issuance of long-term debt	499.4	—	—	—	—	499.4
Repayment of long-term debt	—	(2.8)	(0.1)	(75.8)	—	(78.7)
Debt issuance and retirement costs paid	(6.2)	—	—	(1.8)	—	(8.0)
Dividends paid	(110.9)	—	—	(195.1)	195.1	(110.9)
Shares repurchased	(163.3)	—	—	—	—	(163.3)
Proceeds from loans from affiliates	125.0	4,011.9	—	50.0	(4,186.9)	—
Repayment of loans from affiliates	(125.0)	(4,094.1)	—	—	4,219.1	—
Contribution from affiliates	—	—	6.1	3.4	(9.5)	—
Other financing activities	1.8	—	—	—	—	1.8
Net cash provided (used)	(127.3)	(85.0)	6.0	(219.3)	217.8	(207.8)
Cash and cash equivalents:
Net increase (decrease)	50.0	(4.0)	—	(73.0)	—	(27.0)
At beginning of year	0.7	17.6	—	115.8	—	134.1
At end of period	$50.7	$13.6	$—	$42.8	$—	$107.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Strategic Initiatives
KCS started 2019 with a renewed and heightened focus on operational excellence. Throughout the year, the Company is implementing principles of the Precision Scheduled Railroading (“PSR”) methodology. The Company expects this focus on operational excellence and PSR principles to help drive the following improvements:

•	Customer service — improve and sustain consistency and reliability of service and create a more resilient and dependable network;

•	Facilitating growth — additional capacity for new opportunities;

•	Improving asset utilization — meet growing demand with the same or fewer assets; and,

•	Improving the cost profile of the Company — increased profitability driven by volume and revenue growth and improved productivity and asset utilization.
As a result of the PSR initiatives, management approved three separate restructuring plans during 2019, which resulted in restructuring charges during the three and nine months ended September 30, 2019 of $12.0 million and $130.5 million, respectively, within the consolidated statements of income. The Company expects the PSR initiatives to provide cost savings of approximately $58.0 million during 2019. As the Company continues to implement these PSR initiatives, management may develop additional restructuring plans as necessary. Refer to Note 2, Restructuring Charges for more information.
The Company established the following key metrics and goals to measure PSR progress and performance:

	Nine Months Ended		Improvement/ (Deterioration)	FY 2019 Goal
	September 30,
	2019	2018
Gross velocity (mph) (i)	13.0	11.1	17%	14.0
Terminal dwell (hours) (ii)	21.1	24.4	14%	21.0
Train length (feet) (iii)	5,948	5,803	2%	6,000
Car miles per day (iv)	106.0	93.3	14%	105.0
Fuel efficiency (gallons per 1,000 GTM's) (v)	1.30	1.34	3%	1.31
Operating performance continued to improve in the first nine months of 2019, compared to the same period in 2018. Improvements in velocity and dwell are largely due to increased focus on execution, refining service design, and equipment disposals that eliminated the worst performing assets in the first half of 2019. Additionally, the Company has consolidated trains, which increased train length, improved fuel efficiency, and led to reduced crew costs.
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

Third Quarter Highlights
Revenues increased 7% for the three months ended September 30, 2019, as compared to the same period in 2018, due to a 7% increase in revenue per carload/unit as a result of mix, higher fuel surcharge, and positive pricing impacts.
Operating expenses increased 7% during the three months ended September 30, 2019, as compared to the same period in 2018, primarily due to restructuring charges as a result of PSR initiatives, an increase in incentive compensation, elimination of the Company’s eligibility for the Mexican fuel excise tax credit due to changes in Mexican tax law, and the gain on insurance recoveries related to hurricane damage recognized in the third quarter of 2018. Operating expenses as a percentage of revenues was 62.3% for the three months ended September 30, 2019, compared to 62.0% for the same period in 2018.
The Company reported quarterly earnings of $1.81 per diluted share on consolidated net income of $180.2 million for the three months ended September 30, 2019, compared to earnings of $1.70 per diluted share on consolidated net income of $173.6 million for the same period in 2018, due to higher operating income.

Results of Operations
The following summarizes KCS’s consolidated statement of income components (in millions):

	Three Months Ended		Change
	September 30,
	2019	2018
Revenues	$747.7	$699.0	$48.7
Operating expenses	465.7	433.6	32.1
Operating income	282.0	265.4	16.6
Equity in net earnings (losses) of affiliates	2.1	(0.2)	2.3
Interest expense	(27.9)	(28.3)	0.4
Debt retirement costs	—	—	—
Foreign exchange gain (loss)	(3.4)	9.5	(12.9)
Other income, net	2.0	0.6	1.4
Income before income taxes	254.8	247.0	7.8
Income tax expense	74.2	73.0	1.2
Net income	180.6	174.0	6.6
Less: Net income attributable to noncontrolling interest	0.4	0.4	—
Net income attributable to Kansas City Southern and subsidiaries	$180.2	$173.6	$6.6

	Nine Months Ended		Change
	September 30,
	2019	2018
Revenues	$2,136.5	$2,020.0	$116.5
Operating expenses	1,486.2	1,290.1	196.1
Operating income	650.3	729.9	(79.6)
Equity in net earnings of affiliates	3.6	1.8	1.8
Interest expense	(84.1)	(81.8)	(2.3)
Debt retirement costs	(0.6)	(2.2)	1.6
Foreign exchange gain	9.5	16.3	(6.8)
Other income, net	2.2	0.8	1.4
Income before income taxes	580.9	664.8	(83.9)
Income tax expense	168.0	197.2	(29.2)
Net income	412.9	467.6	(54.7)
Less: Net income attributable to noncontrolling interest	1.2	1.3	(0.1)
Net income attributable to Kansas City Southern and subsidiaries	$411.7	$466.3	$(54.6)

Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months Ended			Three Months Ended			Three Months Ended
	September 30,			September 30,			September 30,
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
Chemical and petroleum	$194.2	$160.6	21%	87.4	77.7	12%	$2,222	$2,067	7%
Industrial and consumer products	155.9	152.5	2%	81.4	81.3	—	1,915	1,876	2%
Agriculture and minerals	133.7	116.2	15%	66.0	59.9	10%	2,026	1,940	4%
Energy	65.0	73.2	(11%)	64.7	70.4	(8%)	1,005	1,040	(3%)
Intermodal	100.5	100.0	1%	260.2	267.9	(3%)	386	373	3%
Automotive	64.8	66.2	(2%)	39.2	40.7	(4%)	1,653	1,627	2%
Carload revenues, carloads and units	714.1	668.7	7%	598.9	597.9	—	$1,192	$1,118	7%
Other revenue	33.6	30.3	11%
Total revenues (i)	$747.7	$699.0	7%

(i) Included in revenues:
Fuel surcharge	$82.3	$69.0

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Nine Months Ended			Nine Months Ended			Nine Months Ended
	September 30,			September 30,			September 30,
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
Chemical and petroleum	$551.1	$458.1	20%	253.7	219.4	16%	$2,172	$2,088	4%
Industrial and consumer products	456.0	451.5	1%	240.5	248.3	(3%)	1,896	1,818	4%
Agriculture and minerals	379.0	354.7	7%	189.8	179.4	6%	1,997	1,977	1%
Energy	183.5	191.0	(4%)	180.2	185.2	(3%)	1,018	1,031	(1%)
Intermodal	273.0	284.6	(4%)	725.7	762.1	(5%)	376	373	1%
Automotive	193.3	193.3	—	118.5	123.0	(4%)	1,631	1,572	4%
Carload revenues, carloads and units	2,035.9	1,933.2	5%	1,708.4	1,717.4	(1%)	$1,192	$1,126	6%
Other revenue	100.6	86.8	16%
Total revenues (i)	$2,136.5	$2,020.0	6%

(i) Included in revenues:
Fuel surcharge	$219.6	$183.4
Revenues include both revenue for transportation services and fuel surcharges. For the three months ended September 30, 2019, revenues increased 7% and carloads/unit remained flat, compared to the same period in 2018. For the nine months ended September 30, 2019, revenues increased 6% and carload/unit volumes decreased 1%, compared to the same period in 2018. Revenues increased primarily due to growth in refined fuel products and liquid petroleum gas shipments to Mexico, favorable impact of improved operations in northern Mexico, and improved cycle times for agriculture and mineral shipments.
For the three and nine months ended September 30, 2019, revenue per carload/unit increased by 7% and 6%, respectively, compared to the same periods in 2018, due to mix, higher fuel surcharge, and positive pricing impacts. These increases were partially offset by the weakening of the Mexican peso against the U.S. dollar for revenue transactions denominated in Mexican pesos. The average exchange rate of Mexican pesos per U.S. dollar was Ps.19.4, for the three months ended September 30, 2019, compared to Ps.19.0 for the same period in 2018, which resulted in a decrease to revenues of approximately $2.0 million. The average exchange rate of Mexican pesos per U.S. dollar was Ps.19.3 for the nine months ended September 30, 2019, compared to Ps.19.0 for the same period in 2018, which resulted in a decrease to revenues of approximately $5.0 million.
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
For the three and nine months ended September 30, 2019, fuel surcharge revenue increased $13.3 million and $36.2 million, respectively, compared to the same periods in 2018, primarily due to increased fuel surcharge rates due to higher fuel costs in Mexico. Additionally, for the nine months ended September 30, 2019, fuel surcharge revenue increased as a result of higher fuel prices.
The following discussion provides an analysis of revenues by commodity group:

Revenues by commodity group for the three months ended September 30, 2019
Chemical and petroleum. Revenues increased $33.6 million for the three months ended September 30, 2019, compared to the same period in 2018, due to a 12% increase in carload/unit volumes and a 7% increase in revenue per carload/unit. Revenues increased $93.0 million for the nine months ended September 30, 2019, compared to the same period in 2018, due to a 16% increase in carload/unit volumes and a 4% increase in revenue per carload/unit. Volumes increased primarily due to increased refined fuel product and liquid petroleum gas shipments to Mexico. For the nine months ended September 30, 2019, volume increases were partially offset by service interruption at Lazaro Cardenas due to teacher protests during the first quarter of 2019. Revenue per carload/unit increased due to longer average length of haul, positive pricing impacts, and higher fuel surcharge.

Industrial and consumer products. Revenues increased $3.4 million for the three months ended September 30, 2019, compared to the same period in 2018, due to a 2% increase in revenue per carload/unit as a result of positive pricing impacts, longer average length of haul, and higher fuel surcharge.
Revenues increased $4.5 million for the nine months ended September 30, 2019, compared to the same period in 2018, due to a 4% increase in revenue per carload/unit as a result of mix, positive pricing impacts, and higher fuel surcharge. This increase was partially offset by a 3% decrease in carload/unit volumes driven primarily by paper shipments as a result of lower demand and available truck capacity, partially offset by an increase in metals volumes due to a customer’s change in sourcing location.

Revenues by commodity group for the three months ended September 30, 2019
Agriculture and minerals. Revenues increased $17.5 million for the three months ended September 30, 2019, compared to the same period in 2018, due to a 10% increase in carload/unit volumes and a 4% increase in revenue per carload/unit due to longer average length of haul and positive pricing impacts. Revenues increased $24.3 million for the nine months ended September 30, 2019, compared to the same period in 2018, due to a 6% increase in carload/unit volumes and a 1% increase in revenue per carload/unit due to positive pricing impacts. Volumes increased as a result of improved cycle times and favorable comparative volumes due to network congestion in northern Mexico during the third quarter of 2018, as well as a customer plant expansion.

Energy. Revenues decreased $8.2 million for the three months ended September 30, 2019, compared to the same period in 2018, due to an 8% decrease in carload/unit volumes and a 3% decrease in revenue per carload/unit due to mix and lower fuel surcharge. Revenues decreased $7.5 million for the nine months ended September 30, 2019, compared to the same period in 2018, due to a 3% decrease in carload/unit volumes and a 1% decrease in revenue per carload/unit. Volumes decreased due to crude oil attributable to decreasing Canadian crude spreads, and frac sand attributable to changes in sourcing patterns, partially offset by an increase in utility coal volumes caused by stockpile replenishment. For the nine months ended September 30, 2019, revenue per carload/unit decreased due to shorter average length of haul, partially offset by mix and positive pricing impacts.

Frac Sand
11%
Crude Oil
17%
Utility
Coal
54%
Coal &
Petroleum
Coke
18%

Intermodal. Revenues increased $0.5 million for the three months ended September 30, 2019, compared to the same period in 2018, due to a 3% increase in revenue per carload/unit as a result of higher fuel surcharge, partially offset by shorter average length of haul. This increase was partially offset by a 3% decrease in carload/unit volumes due to available truck capacity.
Revenues decreased $11.6 million for the nine months ended September 30, 2019, compared to the same period in 2018, due to a 5% decrease in carload/unit volumes, partially offset by a 1% increase in revenue per carload/unit. The volume decrease was primarily driven by service interruption at Lazaro Cardenas due to teacher protests in the first quarter of 2019 and available truck capacity. Revenue per carload/unit increased due to higher fuel surcharge, partially offset by shorter average length of haul.
Automotive. Revenues decreased $1.4 million for the three months ended September 30, 2019, compared to the same period in 2018, due to a 4% decrease in carload/unit volumes, partially offset by a 2% increase in revenue per carload/unit. Revenues remained flat for the nine months ended September 30, 2019, compared to the same period in 2018 as a 4% decrease in carload/unit volumes was offset by a 4% increase in revenue per carload/unit. Volumes decreased due to auto plant shutdowns. Revenue per carload/unit increased due to higher fuel surcharge, positive pricing impacts, and mix, partially offset by shorter average length of haul.

Operating Expenses
Operating expenses, as shown below (in millions), increased $32.1 million for the three months ended September 30, 2019, compared to the same period in 2018, primarily due to restructuring charges as a result of PSR initiatives, an increase in incentive compensation, elimination of the Company’s eligibility for the Mexican fuel excise tax credit due to changes in Mexican tax law, and the gain on insurance recoveries related to hurricane damage recognized in the third quarter of 2018. The weakening of the Mexican peso against the U.S. dollar during the three months ended September 30, 2019, resulted in reduced expense of approximately $3.0 million, compared to the same period in 2018, for expense transactions denominated in Mexican pesos. The average exchange rate of Mexican pesos per U.S. dollar was Ps.19.4 for the three months ended September 30, 2019, compared to Ps.19.0 for the same period in 2018.
Operating expenses, as shown below (in millions), increased $196.1 million for the nine months ended September 30, 2019, compared to the same period in 2018, primarily due to restructuring charges as a result of PSR initiatives, exclusion of the Mexican fuel excise tax credit as a reduction of operating expenses due to changes in Mexican tax law, and an increase in compensation and benefits. The weakening of the Mexican peso against the U.S. dollar during the nine months ended September 30, 2019, resulted in reduced expense of approximately $4.0 million, compared to the same period in 2018, for expense transactions denominated in Mexican pesos. The average exchange rate of Mexican pesos per U.S. dollar was Ps.19.3 for the nine months ended September 30, 2019, compared to Ps.19.0 for the same period in 2018.

	Three Months Ended
	September 30,		Change
	2019	2018	Dollars	Percent
Compensation and benefits	$134.8	$123.5	$11.3	9%
Purchased services	53.4	52.6	0.8	2%
Fuel	87.1	90.2	(3.1)	(3%)
Mexican fuel excise tax credit	—	(9.4)	9.4	(100%)
Equipment costs	25.1	33.0	(7.9)	(24%)
Depreciation and amortization	86.5	87.5	(1.0)	(1%)
Materials and other	66.8	65.6	1.2	2%
Restructuring charges	12.0	—	12.0	100%
Gain on insurance recoveries related to hurricane damage	—	(9.4)	9.4	(100%)
Total operating expenses	$465.7	$433.6	$32.1	7%

	Nine Months Ended
	September 30,		Change
	2019	2018	Dollars	Percent
Compensation and benefits	$392.0	$367.4	$24.6	7%
Purchased services	162.9	149.2	13.7	9%
Fuel	257.8	257.0	0.8	—
Mexican fuel excise tax credit	—	(26.6)	26.6	(100%)
Equipment costs	81.8	95.9	(14.1)	(15%)
Depreciation and amortization	262.7	257.1	5.6	2%
Materials and other	198.5	199.5	(1.0)	(1%)
Restructuring charges	130.5	—	130.5	100%
Gain on insurance recoveries related to hurricane damage	—	(9.4)	9.4	(100%)
Total operating expenses	$1,486.2	$1,290.1	$196.1	15%
Compensation and benefits. Compensation and benefits increased $11.3 million for the three months ended September 30, 2019, compared to the same period in 2018, due to increases in incentive compensation, wages, and in-sourcing activities, partially offset by lower headcount, fewer hours worked, and the weakening of the Mexican peso against the U.S dollar. Compensation and benefits increased $24.6 million for the nine months ended September 30, 2019, compared to the same period in 2018, due to increases in wages, incentive compensation, and in-sourcing activities.
Purchased services. Purchased services expense increased $0.8 million for the three months ended September 30, 2019, compared to the same period in 2018, due to an increase in trackage rights and computer software expenses, partially offset by a decrease in detours and savings from in-sourcing related to PSR initiatives. Purchased services expense increased $13.7 million for the nine months ended September 30, 2019, compared to the same period in 2018, due to higher freight car repairs and maintenance expense, trackage rights, software and programming expense, and legal costs. These increases were partially offset by savings from in-sourcing related to PSR initiatives.
Fuel. Fuel decreased $3.1 million for the three months ended September 30, 2019, compared to the same period in 2018, due to increased efficiency of approximately $5.0 million, lower diesel fuel prices of approximately $3.0 million in the U.S. and the weakening of the Mexican peso against the U.S. dollar of approximately $1.0 million, partially offset by increased consumption of approximately $5.0 million and higher diesel fuel prices of approximately $1.0 million in Mexico. Fuel increased $0.8 million for the nine months ended September 30, 2019, compared to the same period in 2018, due to higher diesel fuel prices of approximately $12.0 million in Mexico and increased consumption of approximately $5.0 million, partially offset by increased efficiency of approximately $9.0 million, lower diesel fuel prices of approximately $5.0 million in the U.S., and the weakening of the Mexican peso against the U.S. dollar of approximately $2.0 million. The average price per gallon was $2.55 and $2.59 for the three and nine months ended September 30, 2019, compared to $2.66 and $2.55, respectively, for the same periods in 2018.
Mexican fuel excise tax credit. For the three and nine months ended September 30, 2019, the Company did not recognize a benefit within operating expenses for the Mexican fuel excise tax credit, due to changes in Mexican tax law effective January 1, 2019. For 2019, the benefit was recognized as a reduction of income tax expense within the consolidated statements of income rather than a reduction of operating expenses. Beginning April 30, 2019, railroads in Mexico are no longer eligible for the Mexican fuel excise tax credit due to changes in Mexican tax regulations. The Company recognized a benefit of $9.4 million and $26.6 million within operating expenses for the three and nine months ended September 30, 2018. For additional discussion, see Note 3, Mexican Fuel Excise Tax Credit.
Equipment costs. Equipment costs decreased $7.9 million and $14.1 million for the three and nine months ended September 30, 2019, compared to the same periods in 2018, due to lower car hire expense primarily as a result of reduced cycle times. For the nine months ended September 30, 2019, the decrease was also due to lower lease expense as a result of a locomotive lease conversion in the second quarter of 2018.
Depreciation and amortization. Depreciation and amortization expense decreased $1.0 million for the three months ended September 30, 2019, compared to the same period in 2018, due to decreases in depreciation estimates and lower depreciation as a result of PSR initiatives implemented during 2019, partially offset by a larger asset base, including investments in positive train control. Depreciation and amortization expense increased $5.6 million for the nine months ended September 30, 2019, compared to the same period in 2018, due to a larger asset base, including investments in positive train control, partially offset by decreases in estimates and lower depreciation as a result of PSR initiatives implemented during 2019.
Materials and other. Materials and other expense increased $1.2 million for the three months ended September 30, 2019, compared to the same period in 2018, primarily due to higher derailment activity of approximately $4.0 million, increased property taxes of approximately $1.0 million, and increased materials and supplies expense of approximately $1.0 million, partially offset by a one-time, vendor settlement of approximately $5.0 million in the third quarter of 2019. Materials and other expense decreased $1.0 million for the nine months ended September 30, 2019, compared to the same period in 2018, primarily due to a one-time, vendor settlement of approximately $5.0 million and lower derailment activity of approximately $3.0 million, partially offset by increased employee expenses of approximately $2.0 million, increased property taxes of approximately $2.0 million, and parts credits recognized in the first half of 2018 of $2.0 million.
Restructuring charges. During the three and nine months ended September 30, 2019, the Company recognized $12.0 million and $130.5 million, respectively, of restructuring charges related to the implementation of PSR initiatives. Included in the restructuring charges were costs relating to the impairment of certain locomotives and rail cars, severance costs related to workforce reductions, and contract restructuring activities. Refer to Note 2, Restructuring Charges for more information.
Gain on insurance recoveries related to hurricane damage. In the third quarter of 2018, the Company partially settled its insurance claim for $27.0 million related to Hurricane Harvey. As a result of this nonrefundable partial settlement, the Company recognized a gain on insurance recoveries of $9.4 million, net of the self-insured retention and insurance receivable. Final settlement of the insurance claim is dependent upon costs incurred with an on-going bridge construction project expected to be completed in the first half of 2020.

Non-Operating Income and Expenses
Equity in net earnings (losses) of affiliates. Equity in net earnings (losses) of affiliates increased $2.3 million and $1.8 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018 due to increased volumes at Ferrocarril y Terminal del Valle de Mexico, S.A de C.V. (“FTVM”) and Panama Canal Railway Company (“PCRC”). These increases were partially offset by FTVM losses related to the cancellation of Mexico City’s new international airport in 2019.

Interest expense. For the three months ended September 30, 2019, interest expense remained flat, compared to the same period in 2018. For the nine months ended September 30, 2019, interest expense increased $2.3 million, compared to the same period in 2018, due to higher average interest rates and debt balances. During the three and nine months ended September 30, 2019, the average debt balances (including commercial paper) were $2,707.0 million and $2,709.4 million, respectively, compared to $2,718.2 million and $2,693.4 million for the same periods in 2018. The average interest rates during the three and nine months ended September 30, 2019 were 4.1% and 4.2%, respectively, compared to 4.2% and 4.1% for the same periods in 2018.
Debt retirement costs. The Company did not incur debt retirement costs during the third quarter of 2019 or 2018. Debt retirement costs were $0.6 million for the nine months ended September 30, 2019, related to the write-off of previously capitalized debt issuance costs associated with the establishment of the new revolving credit facility in the first quarter of 2019. Debt retirement costs were $2.2 million, for the nine months ended September 30, 2018 related to the call premiums and write-off of unamortized debt issuance costs and original issue discounts associated with the Company’s various debt redemption activities in the second quarter of 2018.
Foreign exchange gain (loss). For the three months ended September 30, 2019, foreign exchange loss was $3.4 million, compared to a gain of $9.5 million, for the same period in 2018. For the nine months ended September 30, 2019 and 2018, foreign exchange gain was $9.5 million and $16.3 million, respectively. Foreign exchange gain (loss) includes the re-measurement and settlement of net monetary assets denominated in Mexican pesos and the gain (loss) on foreign currency derivative contracts.
For the three and nine months ended September 30, 2019, the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos resulted in a foreign exchange loss of $2.8 million and $0.8 million, respectively, compared to a gain of $3.3 million and $6.0 million, for the same periods in 2018.
The Company enters into foreign currency derivative contracts to hedge its net exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar. For the three and nine months ended September 30, 2019, the Company incurred a foreign exchange loss on foreign currency derivative contracts of $0.6 million and a gain of $10.3 million, respectively, compared to a gain of $6.2 million and $10.3 million, for the same periods in 2018.
Other income, net. Other income, net increased $1.4 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018, due to an increase in miscellaneous income.
Income tax expense. Income tax expense increased $1.2 million for the three months ended September 30, 2019, compared to the same period in 2018, due to the recognition of a $16.6 million tax benefit during the three months ended September 30, 2018 related to adjustments to the provisional tax impacts of the Tax Cuts and Jobs Act included in the consolidated financial statements for the year ended December 31, 2017, partially offset by fluctuations in the foreign exchange rate.
Income tax expense decreased $29.2 million for the nine months ended September 30, 2019, compared to the same period in 2018, due to lower pre-tax income as a result of restructuring charges related to PSR initiatives, and a lower effective tax rate. The decrease in the effective tax rate was primarily due to fluctuations in the foreign exchange rate and the inclusion of the Mexican fuel excise tax credit within the effective tax rate, partially offset by the recognition of a $20.9 million tax benefit during the nine months ended September 30, 2018 related to adjustments to the provisional tax impacts of the Tax Cuts and Jobs Act included in the consolidated financial statements for the year ended December 31, 2017. See the tax rates reconciliation below.
The Treasury Department issued proposed regulations in June 2019 that provides for a high-tax exception to the GILTI tax. Specifically, if foreign earnings are subject to a foreign tax rate of at least 90% of the U.S. tax rate, an election can be made to not treat the high-taxed earnings as GILTI income. As currently proposed, the high-tax exception provisions would not be effective until taxable years beginning on or after the date the proposed regulations are finalized. The regulations as proposed should render the GILTI tax immaterial to the consolidated financial statements if and when they become effective.

The components of the effective tax rates for the three and nine months ended September 30, 2019, compared to the same periods in 2018, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Statutory rate in effect	21.0%	21.0%	21.0%	21.0%
Tax effect of:
Difference between U.S. and foreign tax rate	6.2%	5.2%	6.1%	5.5%
Global intangible low-taxed income (“GILTI”) tax, net	1.4%	(0.3%)	0.9%	1.1%
Mexican fuel excise tax credit, net (i)	(1.5%)	—	(1.5%)	—
State and local income tax provision, net	1.0%	1.4%	1.0%	1.2%
Foreign exchange (ii)	0.9%	7.1%	1.4%	3.6%
Tax Cuts and Jobs Act - Adjustments to 2017 provisional income tax benefit	—	(6.7%)	—	(3.1%)
Other, net	0.1%	1.9%	—	0.4%
Effective tax rate	29.1%	29.6%	28.9%	29.7%

(i)	See discussion of the inclusion of the Mexican fuel excise tax credit, net within the effective tax rate in the Mexico Tax Reform section below.

(ii)
Mexican income taxes are paid in Mexican pesos, and as a result, the effective income tax rate reflects fluctuations in the value of the Mexican peso against the U.S. dollar measured by the forward exchange rate. The foreign exchange impact on income taxes includes the gain or loss from the revaluation of net U.S. dollar-denominated monetary liabilities into Mexican pesos which is included in Mexican taxable income under Mexican tax law. As a result, a strengthening of the Mexican peso against the U.S. dollar for the reporting period will generally increase the Mexican cash tax obligation and the effective income tax rate, and a weakening of the Mexican peso against the U.S. dollar for the reporting period will generally decrease the Mexican cash tax obligation and the effective tax rate. To hedge its exposure to this cash tax risk, the Company enters into foreign currency derivative contracts, which are measured at fair value each period and any change in fair value is recognized in foreign exchange gain (loss) within the consolidated statements of income as described above. Refer to Note 10, Derivative Instruments for more information.

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
In September 2019, additional changes in Mexico tax law were proposed that if adopted would be effective beginning in 2020. The proposal for 2020 included the same Mexican fuel excise tax credit provisions as those adopted for 2019. The proposal also included permanent changes to the Value Added Tax (“VAT”) Law, Income Tax Law and Federal Fiscal Code which, among other things, reduces the recoverability of certain VAT paid, requires certain VAT withholding, limits the deduction of interest expense and certain payments to related parties in preferential tax regimes, adopts a general anti-avoidance rule, requires mandatory disclosure of reportable transactions, and permanently eliminates universal compensation. See additional discussion on universal compensation in Liquidity and Capital Resources section below. The Company is evaluating the potential impacts of this proposed legislation to the 2020 consolidated financial statements.

Liquidity and Capital Resources
Overview
The Company focuses its cash and capital resources on investing in the business, shareholder returns and optimizing its capital structure.

The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to debt and equity capital markets, and other available financing resources will be sufficient to fund anticipated operating expenses, capital expenditures, debt service costs, dividends, share repurchases, and other commitments in the foreseeable future. The Company’s current financing instruments contain restrictive covenants which limit or preclude certain actions; however, the covenants are structured such that the Company expects to have sufficient flexibility to conduct its operations. The Company was in compliance with all of its debt covenants as of September 30, 2019.
Though KCS’s cash flows from operations are expected to be sufficient to fund operations, capital expenditures, debt service and dividends, the Company may, from time to time, incur debt to refinance existing indebtedness, purchase assets under operating leases, repurchase shares, or fund equipment additions or new investments.
During the nine months ended September 30, 2019, the Company invested $464.5 million in capital expenditures. See the Capital Expenditures section for further details.
During the third quarter of 2019, KCS repurchased 815,732 shares of common stock for $99.8 million at an average price of $122.32 per share under the common share repurchase program announced in August 2017. During the nine months ended September 30, 2019, KCS repurchased 2,053,770 shares of common stock for $242.4 million at an average price of $118.03 per share. Since inception of this program, KCS has repurchased 6,745,452 shares of common stock for $740.7 million at an average price of $109.80 per share. Management’s assessment of market conditions, available liquidity and other factors will determine the timing and volume of any future repurchases.
During the third quarter of 2019, the Company repurchased 870 shares of its $25 par preferred stock for less than $0.1 million at an average price of $27.33 per share. During the nine months ended September 30, 2019, KCS repurchased 5,770 shares of its $25 par preferred stock for $0.1 million at an average price of $26.39 per share.
During the nine months ended September 30, 2019, the Company’s Board of Directors declared quarterly cash dividends on its common stock of $0.36 per share (total of $107.9 million). Subject to the discretion of the Board of Directors, capital availability and a determination that cash dividends continue to be in the best interest of its stockholders, the Company intends to pay a quarterly dividend on an ongoing basis.
On March 8, 2019, KCS entered into a new $600.0 million revolving credit facility which replaced its existing $800.0 million revolving credit facility.
At September 30, 2019, the Company had $275.0 million principal amount outstanding of 2.35% senior notes that mature May 15, 2020 (the “2.35% Notes”). The Company has the intention and ability to refinance the 2.35% Notes into a new long-term debt instrument prior to maturity. The Company has executed treasury lock agreements to hedge the U.S. Treasury benchmark interest rate associated with any future interest payments related to the anticipated refinancing of the 2.35% Notes. See Note 10, Derivative Instruments for further discussion of the treasury lock agreements.
For additional discussion of the agreements representing the indebtedness of KCS, see Note 11, Short-Term Borrowings and Note 12, Long-Term Debt in the “Notes to the Consolidated Financial Statements” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
On September 30, 2019, total available liquidity (the cash balance plus revolving credit facility availability) was $661.6 million, compared to availability at December 31, 2018 of $900.5 million. This decrease was due to the reduction in the revolving credit facility availability discussed above.
As of September 30, 2019, the total cash and cash equivalents held outside of the U.S. in foreign subsidiaries was $44.2 million after repatriating approximately $136.0 million during 2019. The Company expects that this cash will be available to fund operations without incurring significant additional income taxes.
Mexico Tax Reform eliminated “universal compensation” that allowed Mexican taxpayers to offset recoverable tax balances against balances due for other federal taxes. The elimination of “universal compensation” could negatively impact the timing of KCSM’s cash flow by up to $60.0 million in 2019 while awaiting refunds of value added tax from the Mexican government. During the nine months ended September 30, 2019, KCSM’s cash flow was negatively impacted by $44.2 million.

Cash Flow Information
Summary cash flow data follows (in millions):

	Nine Months Ended
	September 30,
	2019	2018
Cash flows provided by (used for):
Operating activities	$858.0	$705.8
Investing activities	(540.3)	(525.0)
Financing activities	(356.6)	(207.8)
Net decrease in cash and cash equivalents	(38.9)	(27.0)
Cash and cash equivalents beginning of year	100.5	134.1
Cash and cash equivalents end of period	$61.6	$107.1
Cash flows from operating activities increased $152.2 million for the nine months ended September 30, 2019, compared to the same period in 2018, primarily due to an increase in cash received for working capital items resulting mainly from the timing of certain receipts, and lower income tax payments.
Net cash used for investing activities increased $15.3 million for the nine months ended September 30, 2019, compared to the same period in 2018, due to an increase in capital expenditures of $71.4 million and an increase in investments in and advances to affiliates of $16.7 million, partially offset by a decrease in the purchase or replacement of assets under existing operating leases of $60.3 million and an increase in proceeds from disposal of property of $11.2 million. Additional information regarding capital expenditures is provided below.
Net cash used for financing activities increased $148.8 million for the nine months ended September 30, 2019, compared to the same period in 2018, primarily due to a decrease in proceeds from long-term debt of $499.4 million and an increase in shares repurchased of $79.2 million, partially offset by a decrease in net repayments of short-term borrowings of $348.1 million and a decrease in repayments of long-term debt of $70.9 million.

Capital Expenditures
KCS has funded, and expects to continue to fund capital expenditures with operating cash flows and short and long-term debt.
The following table summarizes capital expenditures by type (in millions):

	Nine Months Ended
	September 30,
	2019	2018
Roadway capital program	$185.6	$190.5
Locomotives and freight cars	173.9	88.4
Capacity	64.5	43.1
Positive train control	12.4	22.1
Information technology	22.6	20.4
Other	5.5	18.7
Total capital expenditures (accrual basis)	464.5	383.2
Change in capital accruals	3.7	13.6
Total cash capital expenditures	$468.2	$396.8

Purchase or replacement of assets under operating leases
Locomotives	$—	$50.6
Freight cars	0.9	49.9
Office building	37.7	—
Total purchase or replacement of assets under operating leases (accrual basis)	38.6	100.5
Change in capital accruals	—	(1.6)
Total cash purchase or replacement of assets under operating leases	$38.6	$98.9

Generally, the Company’s capital program consists of capital replacement and equipment. For 2019, internally generated cash flows are expected to fund cash capital expenditures, which are currently estimated to be below $600.0 million. In addition, the Company periodically reviews its assets under operating leases. Any purchase or replacement of assets under operating leases during 2019 is expected to be funded with internally generated cash flows and/or debt.

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
In the United States, congressional review and approval of the USMCA is done under the Bipartisan Trade Priorities and Accountability Act of 2015. Implementing legislation is expected to be introduced in Congress possibly in the fourth quarter of 2019.
U.S. Tariff Imposition on Imports. The administration of U.S. President Donald J. Trump has implemented new U.S. tariffs that could impact the level of trade between the U.S and Mexico and global commerce. U.S. trading partners have responded by announcing retaliatory tariffs on some U.S. exports. At this time, the Company cannot determine the impacts these tariffs will have on the Company’s consolidated financial statements.

Collective Bargaining
KCSR participates in industry-wide multi-employer bargaining as a member of the National Carriers’ Conference Committee (“NCCC”), as well as local bargaining for agreements that are limited to KCSR's property. Over 70% of KCSR employees are covered by collective bargaining agreements. Long-term agreements were reached voluntarily or through the arbitration process during 2017 and 2018 covering all of the participating unions. The terms of these agreements will remain in effect until new agreements are reached in the next bargaining round. KCSR expects to exchange requests for changes to these agreements with its unions in connection with the next bargaining round in November 2019.
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
(b) Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
For information related to the Company’s legal proceedings, see Note 14, Commitments and Contingencies, under Part I, Item 1 of this quarterly report on Form 10-Q.

Item 1A.	Risk Factors
There were no material changes during the quarter to the Risk Factors disclosed in Item 1A - “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table presents stock repurchases during each month for the third quarter of 2019:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be purchased under the Plans or Programs (2)
Common stock
July 1-31, 2019	78,797	$124.15	78,797	$149,322,969
August 1-31, 2019	584,781	$120.26	584,781	$78,994,880
September 1-30, 2019	152,154	$129.25	152,154	$59,329,074
Total	815,732		815,732
$25 Par preferred stock
July 1-31, 2019	10	$27.57	—	—
August 1-31, 2019	860	$27.32	—	—
September 1-30, 2019	—	$—	—	—
Total	870		—

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

101
The following unaudited financial information from Kansas City Southern’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018, (iii) Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, (v) Consolidated Statements of Changes in Equity for the three months ended September 30, 2019, June 30, 2019, March 31, 2019, December 31, 2018, September 30, 2018, June 30, 2018 and March 31, 2018, and (vi) the Notes to Consolidated Financial Statements.

* Filed with this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on October 18, 2019.

Kansas City Southern

/s/ MICHAEL W. UPCHURCH
Michael W. Upchurch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ SUZANNE M. GRAFTON
Suzanne M. Grafton
Vice President and Chief Accounting Officer
(Principal Accounting Officer)