Form 10-K
period 2019-12-31
KANSAS CITY SOUTHERN
filed 2020-01-24
CIK 54480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer  ☒ Accelerated filer  ☐ Non-accelerated filer  ☐   Smaller reporting company  ☐
Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant was $12.11 billion as of June 30, 2019. There were 96,150,940 shares of $.01 par common stock outstanding as of January 17, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
Kansas City Southern’s Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders which will be filed no later than 120 days after December 31, 2019, is incorporated by reference in Part III.

KANSAS CITY SOUTHERN
2019 FORM 10-K ANNUAL REPORT

Item 1.	Business
COMPANY OVERVIEW
Kansas City Southern, a Delaware corporation, is a holding company with domestic and international rail operations in North America that are strategically focused on the growing north/south freight corridor connecting key commercial and industrial markets in the central United States with major industrial cities in Mexico. As used herein, “KCS” or the “Company” may refer to Kansas City Southern or, as the context requires, to one or more subsidiaries of Kansas City Southern. KCS and its subsidiaries had approximately 7,040 employees on December 31, 2019.
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

MARKETS SERVED

2019 Revenues Business Mix
Chemical and petroleum. This commodity group includes products such as chemicals, plastics, petroleum, liquefied petroleum gas, and petroleum refined products, such as gasoline and diesel. KCS transports these products across its network and through interchanges with other rail carriers. The chemical and plastic products are used in the automotive, housing and packaging industries as well as in general manufacturing. KCS hauls petroleum products across its network and as U.S. petroleum refineries have continued to increase their refining capacity, they have coordinated with KCS to develop additional long-term storage opportunities which complement a fluid freight railroad operation.

Other
5%
Automotive
9%
Chemical &
Petroleum
26%
Intermodal
13%
Energy
9%
Agriculture &
Minerals
17%
Industrial &
Consumer
Products
21%

Industrial and consumer products. This commodity group includes forest products as well as metals and scrap. Forest products consist of shipments to and from paper and lumber mills in the southeast United States timber-producing region that KCS serves directly and indirectly through its various short-line connections. The United States is an important source of pulp paper and scrap paper for Mexico that ships rail through our network. Metals and scrap consist of shipments of flat steel and long product as well as other minor moves of ores such as iron, zinc and copper. The majority of steel produced and metallic ore mined in Mexico are consumed within Mexico. Steel slab is used to make steel coils and plate-products that usually ship via rail. Higher-end finished products such as steel coils are used by Mexican manufacturers in automobiles, household appliances, the oil and gas industry, and other consumer goods that are imported from the United States through land borders and the seaports served by KCS’s rail network. KCS also transports steel coils, plates and pipe from U.S. and Mexican-based mini-mills to locations in the U.S. and Mexico for oil drilling, appliance and automotive applications. This commodity group also includes U.S. military transports, Mexico and U.S. domestic cement shipments and appliances manufactured in Mexico that are imported into the United States.
Agriculture and minerals. The agriculture and minerals commodity group consists primarily of grain and food products. Shipper demand for agriculture products is affected by competition among sources of grain and grain products, as well as price fluctuations in international markets for key commodities. In the United States, KCS’s rail lines receive and originate shipments of grain and grain products for delivery to feed mills, food and industrial consumers in the U.S. and Mexico. United States export grain shipments and Mexico import grain shipments include primarily corn, wheat, and soybeans. Food products consist mainly of soybean meal, grain meal, oils, distillers dried grains, corn syrup and sugar. Other shipments consist of a variety of products including ores, minerals, clay and glass used across North America.
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
Intermodal. The intermodal freight sector consists primarily of hauling freight containers or truck trailers on behalf of steamship lines, motor carriers, and intermodal marketing companies with rail carriers serving as long-distance haulers. KCS serves and supports the U.S. and Mexican markets, as well as cross-border traffic between the U.S. and Mexico. In light of the importance of trade between Asia and North America, the Company believes the Port of Lazaro Cardenas continues to be a strategically beneficial location for ocean carriers, manufacturers and retailers. Equally important, the foreign direct investment in Mexico has caused the KCS Mexico/U.S. cross border corridor to emerge as an increasingly important tool for the freight flow. The Company also provides premium service to customers over its line from Dallas through the Meridian Speedway— a critical link in creating the most direct route between the southwest and southeast/northeast U.S.
Automotive. KCS provides rail transportation to every facet of the automotive industry supply chain, including automotive manufacturers, assembly plants and distribution centers throughout North America. In addition, KCS transports finished vehicles imported and exported to and from various countries through a distribution facility at the Port of Lazaro Cardenas.
GOVERNMENT REGULATION
The Company’s United States operations are subject to federal, state and local laws and regulations generally applicable to all businesses subject to federal preemption under certain circumstances. Rail operations are also subject to the regulatory jurisdiction of the Surface Transportation Board (“STB”), the Federal Railroad Administration (“FRA”) and the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) of the U.S. Department of Transportation (“DOT”), the Occupational Safety and Health Administration (“OSHA”), as well as other federal and state regulatory agencies. The STB has jurisdiction over disputes and complaints involving certain rates and charges, routes and services, the sale or abandonment of rail lines, applications for line extensions and construction, and consolidation or merger with, or acquisition of control of, rail common carriers. DOT and OSHA each has jurisdiction under several federal statutes over a number of safety and health aspects of rail operations, including the transportation of hazardous materials. In 2008, the President of the United States signed the Rail Safety Improvement Act of 2008 into law, which, among other things, revised hours of service for train and certain other employees and mandated implementation of PTC at certain locations by the end of 2015. PTC is a technology designed to help prevent train-to-train collisions, overspeed derailments, incursions into rail work zones, and entry into main line track if a switch is misaligned at certain locations, including main line track where toxic inhalation hazard or poison inhalation hazard movements occur or where passenger operations occur. The Surface Transportation Extension Act of 2015 amended the PTC deadline set by the Rail Safety Improvement Act of 2008 to require implementation of PTC by the end of 2018, which was extended to December 31, 2020 for KCS, as certain other criteria were satisfied. By the end of 2018, the Company implemented PTC on all required sections of its rail network, locomotives and wayside assets. The implementation of PTC increased operating costs, and the number of employees the Company employs, and has required significant investments in new safety technology. The Company will continue to work with the Class I freight railroads and Amtrak to complete interoperability on or before December 31, 2020 and will continue to make investments in new safety technology.
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
Primary regulatory oversight of the Company’s Mexican operations is provided by the Mexican Agencia Reguladora del Transporte Ferroviario (“Regulatory Agency of Rail Transportation” or “ARTF”). The ARTF establishes regulations concerning railway safety and operations, and is responsible for resolving disputes between railways and customers. KCSM must register its maximum rates with the ARTF and make regular reports to the ARTF and the Secretaría de Comunicaciones y Transportes (“Secretary of Communications and Transportation” or “SCT”). KCSM must provide reports on investments, traffic volumes, theft and vandalism on the general right of way, customer complaints, fuel consumption, number of locomotives, railcars and employees, and activities around maintenance of way, sidings and spurs, among other financial information and reports. The Company may freely set rates on a non-discriminatory basis. At any time, the ARTF may request additional information regarding the determination of such rates and may issue recommendations with respect to proposed rate increases. If the ARTF or another party considers there to be no effective competition, they may request an opinion from the Comisión Federal de

Competencia Económica (“Mexican Antitrust Commission” or “COFECE”) regarding market conditions. If the COFECE determines that there is no effective competition for particular movements, the ARTF could set rates for those movements or grant limited trackage rights to another railroad while the condition of no effective competition remains.
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
In Mexico, KCSM’s operations are subject to competition from other railroads, particularly Ferrocarril Mexicano, S.A. de C.V. (“Ferromex”) and Ferrosur, S.A. de C.V. (“Ferrosur”), both controlled by Grupo Mexico S.A.B. de C.V. Ferromex and Ferrosur together are much larger and have significantly greater financial and other resources than KCSM, serving most of the major ports and cities in Mexico and together owning fifty percent of FTVM, which serves industries located in the Mexico City area.
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
The Company also uses information technology in various ways in its operations. The risks associated with this technology from cyber attacks has increased in recent years. The Company continues to monitor these threats and attempted cyber attacks, and has put in place various safeguards to protect the Company’s operations as well as its assets and digital information from cyber attacks.
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

•
Performing constant due diligence with the existing security model and by benchmarking rail security, including cyber security, on a world-wide basis to monitor threat streams related to rail incidents;

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

In addition, the Company utilizes dedicated security personnel with extensive special operations forces, intelligence, and law enforcement backgrounds to oversee the ongoing and increasingly complex security efforts of the Company in both the United States and Mexico. While the risk of theft and vandalism is higher in Mexico, KCSM remains among the safest methods of transportation for freight shipments in Mexico. KCSM’s record in rail safety is due in large part to the implementation of a multi-layered safety and security process throughout the KCSM network. In addition to having its own internal system, the process is connected to, and supported by a high level of federal, state and local law enforcement. A primary focus of this effort involves maintaining constant diligence, intelligence and counterintelligence operations, technology-reporting applications and active vigilance while enhancing overall system velocity, which reduces the residual risk for incidents to occur.
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
COLLECTIVE BARGAINING
Over 70% of KCSR employees are covered by collective bargaining agreements. These agreements do not have expiration dates, but rather remain in place until modified by subsequent agreements. KCSR participates in industry-wide multi-employer bargaining as a member of the National Carriers’ Conference Committee (the “NCCC”), as well as local bargaining for agreements that are limited to KCSR's property. Multi-employer agreements are subject to a procedure that allows requests for changes to be served every five years. Long-term agreements were reached voluntarily or through the arbitration process during 2017 and 2018 covering all of the participating unions. The terms of these agreements will remain in effect until new agreements are reached in the next bargaining round. In November 2019, KCSR and its unions commenced negotiations in connection with the 2020 bargaining round.
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
INFORMATION ABOUT EXECUTIVE OFFICERS
All executive officers are elected annually and serve at the discretion of the Board of Directors. All of the executive officers have employment agreements with KCS and/or its subsidiaries.
Patrick J. Ottensmeyer — President and Chief Executive Officer— 62 — Served in this capacity since July 1, 2016. Mr. Ottensmeyer has been a director of KCS since July 1, 2016 and served as President of KCS since March 1, 2015. He served as Executive Vice President Sales and Marketing of KCS from October 16, 2008 through March 1, 2015. Mr. Ottensmeyer joined KCS in May 2006 as Executive Vice President and Chief Financial Officer.
Warren K. Erdman — Executive Vice President — Administration and Corporate Affairs — 61 — Served in this capacity since April 2010. Mr. Erdman served as Executive Vice President — Corporate Affairs from October 2007 until April 2010. He served as Senior Vice President — Corporate Affairs of KCS and KCSR from January 2006 to September 2007. Mr. Erdman served as Vice President — Corporate Affairs of KCS from April 15, 1997 to December 31, 2005 and as Vice President — Corporate Affairs of KCSR from May 1997 to December 31, 2005. Prior to joining KCS, Mr. Erdman served as Chief of Staff to United States Senator Kit Bond of Missouri from 1987 to 1997.
Brian D. Hancock — Executive Vice President and Chief Innovation Officer — 54 — Served in this capacity since October 1, 2018. Mr. Hancock served as Executive Vice President and Chief Marketing Officer from August 2015 until September 2018. Prior to joining KCS, Mr. Hancock served as Senior Vice President of Supply Chain for Family Dollar Stores, Inc., a variety store chain, from 2013 to July 2015. From 2011 to 2013, Mr. Hancock served as President – North America for

The Martin – Brower Company, L.L.C. From 2005 to 2011, he served as Vice President – Global Supply Chain for Whirlpool Corporation.
Jeffrey M. Songer — Executive Vice President and Chief Operating Officer — 50 — Served in this capacity since March 2016. Mr. Songer served as Senior Vice President Engineering and Chief Transportation Officer of the Company from August 2014 to February 2016 and as Vice President and Chief Engineer for KCSR from June 2012 to July 2014. Prior to serving as KCSR’s Vice President and Chief Engineer, Mr. Songer served as Assistant Vice President — Engineering and Planning from March 2011 to June 2012, and as its General Director — Planning, Scheduling & Administration from January 2007 to March 2011.
Michael W. Upchurch — Executive Vice President and Chief Financial Officer — 59 — Served in this capacity since October 16, 2008. Mr. Upchurch joined KCS in March 2008 as Senior Vice President Purchasing and Financial Management. From 1990 through September 2006, Mr. Upchurch served in various senior financial leadership positions at Sprint Corporation, a telecommunications company, including Senior Vice President Financial Operations, Senior Vice President Finance Sprint Business Solutions and Senior Vice President Finance Long Distance Division.
José Guillermo Zozaya Delano — President and Executive Representative — KCSM — 67 — Served in this position since April 20, 2006. Mr. Zozaya has 35 years of experience in law and government relations, most recently as the Legal and Government Relations Director for ExxonMobil México, S.A. de C.V., a leading petrochemical company, where he spent nine years prior to joining KCSM.
Lora S. Cheatum — Senior Vice President — Human Resources — 63 — Served in this capacity since joining KCS in October 2014. Ms. Cheatum previously served as Senior Vice President Global Human Resources of Layne Christensen Company, a global water management, construction, and drilling company, from 2012 to October 2014. From 2010 to 2012, she served as Director — Field Operations at Fitness Together Holdings, Inc. Ms. Cheatum spent nine years with Kansas City Power & Light, from 2001 to 2010, where she was Vice President of Procurement and previously as Vice President Human Resources.
Michael J. Naatz — Executive Vice President and Chief Marketing Officer — 54 — Served in this capacity since October 1, 2018. Mr. Naatz served as Senior Vice President Operations Support and Chief Information Officer from August 2014 until September 2018 and as Senior Vice President and Chief Information Officer of the Company from May 2012 to July 2014. Prior to joining KCS, Mr. Naatz served as President of USF Holland, a YRC Worldwide, Inc. (“YRCW”) company, a leading provider of transportation and global logistics services, from 2011 to May 2012. From 2010 to 2011, Mr. Naatz served as President and Chief Customer Officer - Customer Care Division at YRCW. From 2008 to 2010, he served as Executive Vice President and Chief Information & Service Officer at YRCW. From 2005 to 2007, he served as President — Enterprise Services Division at YRCW. From 1994 to 2005, he held various leadership positions with USF Corporation.
Suzanne M. Grafton — Vice President and Chief Accounting Officer — 44 — Served in this capacity since July 24, 2017. Ms. Grafton served as Vice President of Audit and Enterprise Risk Management of the Company from April 2016 to July 2017 and as Vice President of Accounting from May 2014 to March 2016. From September 2006 to May 2014, Ms. Grafton served in various accounting leadership positions at KCS.
Adam J. Godderz — General Counsel and Corporate Secretary — 45 — Served in this capacity since January 1, 2019. Mr. Godderz served as Associate General Counsel and Corporate Secretary of the Company from June 2018 to December 2018 and as Vice President of Labor Relations and Corporate Secretary from November 2015 to May 2018. From January 2013 to November 2015, Mr. Godderz served as Associate General Counsel and Corporate Secretary.  From September 2007 to January 2013, Mr. Godderz served as Associate General Counsel at KCS.
AVAILABLE INFORMATION
KCS’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to those reports, are available for download at no cost on KCS’s website (www.investors.kcsouthern.com) as soon as reasonably practicable after the electronic filing of these reports is made with the Securities and Exchange Commission. In addition, KCS’s corporate governance guidelines, ethics and legal compliance policy, and the charters of the Audit Committee, the Finance and Strategic Investments Committee, the Nominating and Corporate Governance Committee and the Compensation and Organization Committee of the Board of Directors are available on KCS’s website.

See Item 8, Financial Statements and Supplementary Data — Note 1, Description of the Business and Note 20, Geographic Information for more information on the description and general development of the Company’s business and financial information about geographic areas.

Item 1A.	Risk Factors
KCS U.S. and Mexico rail common carrier subsidiaries are required by United States and Mexican laws, respectively, to transport hazardous materials, which could expose KCS to significant costs and claims.
Under United States federal statutes and applicable Mexican laws, KCS’s common carrier responsibility requires it to transport hazardous materials. Any rail accident or other incident or accident on KCS’s network, facilities, or at the facilities of KCS’s customers involving the release of hazardous materials, including toxic inhalation hazard materials, could involve significant costs and claims for personal injury, property or natural resource damage, and environmental penalties and remediation in excess of the Company’s insurance coverage for these risks, which could have a material adverse effect on KCS’s consolidated financial statements. KCS is also required to comply with rules and regulations regarding the handling of hazardous materials. Noncompliance with these rules and regulations could subject KCS to significant penalties or other costs and exposure to litigation. Changes to these rules and regulations could also increase operating costs and negatively impact KCS’s consolidated financial statements.
KCS’s business is subject to regulation by federal, state and local legislatures and agencies that could impose significant costs on the Company’s business operations.
KCS rail subsidiaries are subject to legislation and regulation enacted by federal, state and local legislatures and agencies in the U.S. and Mexico with respect to railroad operations, including with respect to health, safety, labor, environmental and other areas. Government regulation of the railroad industry is a significant determinant of the competitiveness and profitability of railroads. Changes in legislation or regulation could have a negative impact on KCS’s ability to negotiate prices for rail services, could negatively affect competition among rail carriers, or could negatively impact operating practices, resulting in reduced efficiency, increased operating costs or increased capital investment, all of which could result in a material adverse effect on KCS’s consolidated financial statements.
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
KCSM’s Mexican Concession is subject to revocation or termination in certain circumstances, which would prevent KCSM from conducting rail operations under the Concession and would have a material adverse effect on the Company’s consolidated financial statements.
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
Under the Concession, KCSM has the right to operate its rail lines, but it does not own the land, roadway or associated structures. If the Mexican government legally terminates the Concession, it would own, control, and manage such public domain assets used in the operation of KCSM’s rail lines. All other property not covered by the Concession, including all locomotives and railcars otherwise acquired, would remain KCSM’s property. In the event of early termination, or total or partial revocation of the Concession, the Mexican government would have the right to cause the Company to lease all service-related assets to it for a term of at least one year, automatically renewable for additional one-year terms for up to five years. The amount of rent would be determined by experts appointed by KCSM and the Mexican government. The Mexican government must exercise this right within four months after early termination or revocation of the Concession. In addition, the Mexican government would also have a right of first refusal with respect to certain transfers by KCSM of railroad equipment within 90 days after revocation of the Concession.
The Mexican government may also temporarily seize control of KCSM’s rail lines and its assets in the event of a natural disaster, war, significant public disturbance or imminent danger to the domestic peace or economy. In such a case, the SCT may restrict KCSM’s ability to operate under the Concession in such manner as the SCT deems necessary under the circumstances, but only for the duration of any of the foregoing events. Mexican law requires that the Mexican government pay compensation if it effects a statutory appropriation for reasons of the public interest. With respect to a temporary seizure due to any cause other than international war, the Mexican Regulatory Railroad Service Law and regulations provide that the Mexican government will indemnify an affected concessionaire for an amount equal to damages caused and losses suffered. However, these payments may not be sufficient to compensate KCSM for its losses and may not be made timely.
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
KCS depends on the stability, availability and security of its information technology systems to operate its business. Disruptions in KCS’s information technology (“IT”) systems could materially adversely affect the Company’s business and operating results.
KCS relies on information technology in all aspects of its business. A significant disruption or failure of its IT systems, including its computer hardware, software, communications equipment, wayside equipment or locomotive onboard equipment could result in service interruptions, safety failures, security failures, regulatory compliance failures or other operational difficulties. Moreover, if KCS is not able to acquire new technology or to develop or implement new technology, KCS may suffer a competitive disadvantage, which could have a material adverse effect on KCS’s consolidated financial statements.
The security risks associated with IT systems have increased in recent years because of the increased sophistication, activities and evolving techniques of perpetrators of cyber attacks. A failure in, or breach of, KCS’s IT security systems, or those of its third party service providers, as a result of cyber attacks or unauthorized access to its network could disrupt KCS’s business, result in the disclosure or misuse of confidential or proprietary information, increase its costs and/or cause losses and reputational damage. KCS also confronts the risk that a terrorist or nation-state sponsored group may seek to use its property, including KCS’s information technology systems, to inflict major harm.
Although we have a comprehensive cybersecurity program designed to protect and preserve the integrity of our information technology systems, we have experienced and expect to continue to experience attempted cyber attacks of our IT systems or networks.  However, none of these attempted cyber attacks to date had a material impact on our operations or financial condition. While we devote significant resources to network security, data encryption and other security measures to protect our systems and data, including our own proprietary information and the confidential and personally identifiable information of our customers, employees, and business partners, these measures cannot provide absolute security. The costs to eliminate or alleviate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and KCS’s efforts to address these problems may not be successful, resulting potentially in the theft, loss, destruction or corruption of information that KCS stores electronically, as well as unexpected interruptions, delays or cessation of service, any of which could cause harm to KCS’s business operations. Moreover, if a computer security breach or cyber-attack affects KCS’s systems or results in the unauthorized release of proprietary or personally identifiable information, the Company’s reputation could be materially damaged, customer confidence could be diminished, and KCS’s operations could be impaired.
A significant disruption, failure or unauthorized access of KCS’s information technology system could expose the Company to a risk of legal proceedings and potential liability and have a material adverse effect on KCS’s consolidated financial statements. Further, legislative or regulatory action in these areas is evolving, and KCS may be unable to adapt its IT systems or to manage the IT systems of third parties to accommodate these changes.
Capacity constraints could materially adversely affect service and operating efficiency.
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

Downturns in the United States economy or in trade between the United States and Asia or Mexico and fluctuations in the peso-dollar exchange rates could have material adverse effects on KCS’s consolidated financial statements.
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
Downturns in the United States or Mexican economies or in trade between the United States and Mexico could have material adverse effects on KCS’s consolidated financial statements and the Company’s ability to meet debt service obligations. In addition, KCS has invested significant amounts in developing its intermodal operations, including the Port of Lazaro Cardenas, in part to provide Asian importers with an alternative to the west coast ports of the United States, and the level of intermodal traffic depends, to an extent, on the volume of Asian shipments routed through Lazaro Cardenas. Reductions in trading volumes, which may be caused by factors beyond KCS’s control, including increased government regulations regarding the safety and quality of Asian-manufactured products, could have a material adverse effect on KCS’s consolidated financial statements.
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
Extreme volatility in the peso-dollar exchange rate may result in disruption of the international foreign exchange markets and may limit the ability to transfer pesos or to convert pesos into U.S. dollars. Although the Mexican government currently does not restrict, and for many years has not restricted, the right or ability of Mexican or foreign persons or entities to convert pesos into U.S. dollars or to transfer foreign currencies out of Mexico, the Mexican government could, as in the past, institute restrictive exchange rate policies that could limit the ability to transfer or convert pesos into U.S. dollars or other currencies for the purpose of making timely payments and meeting contractual commitments. Devaluation or depreciation of the peso against the U.S. dollar may also adversely affect U.S. dollar prices for KCS’s securities.
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
Severe weather or other natural disasters could result in significant business interruptions and expenditures and our insurance coverage may not be sufficient to cover damages to us or all of our liabilities.
The Company’s operations may be affected by severe weather or other natural disasters. The Company operates in and along the Gulf of Mexico, and its facilities may be materially adversely affected by hurricanes, floods, fires, earthquakes and other extreme weather conditions that could also adversely affect KCS’s shipping, agricultural, chemical and other customers. Severe weather or other natural disasters could result in significant business interruption and could have a material adverse effect on KCS’s consolidated financial statements. Insurance to protect against loss of business and other related consequences resulting from these natural occurrences is subject to coverage limitations and may not be sufficient to cover all of KCS’s damages or damages to others. This insurance may not continue to be available at commercially reasonable rates. Even with insurance, if any natural occurrence leads to a catastrophic interruption of services, this could have a material adverse effect on KCS’s consolidated financial statements.
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
Trucking, maritime, and barge competitors provide rate and service competition to the railroad industry. These competitors are able to use public rights-of-way, require substantially smaller capital investment and maintenance expenditures than railroads and allow for more frequent and flexible scheduling. Continuing competitive pressures, any reduction in margins due to competitive pressures, developments that increase the quality or decrease the cost of alternative modes of transportation in the locations in which the Company operates, or legislation or regulations that provide motor carriers with additional advantages, such as increased size of vehicles and reduced weight restrictions, could result in downward pressure on freight rates, which in turn could have a material adverse effect on the Company’s consolidated financial statements. KCS may also experience operational or service difficulties related to network capacity, fluctuations in customers’ demand for rail service, or other events that could have a material adverse effect on KCS’s consolidated financial statements.
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
Operation of KCS’s rail network and its plans for growth and expansion rely significantly on agreements with other railroads and third parties, including joint ventures and other strategic alliances, as well as interchange, trackage rights, haulage rights and marketing agreements with other railroads and third parties that enable KCS to exchange traffic and utilize trackage the Company does not own. KCS’s ability to provide comprehensive rail service to its customers depends in large part upon its ability to maintain these agreements with other railroads and third parties, and upon the performance of the obligations under the agreements by the other railroads and third parties. The termination of, or the failure to renew, these agreements could have a material adverse effect on KCS’s consolidated financial statements. KCS is also dependent in part upon the financial strength and efficient performance of other railroads. There can be no assurance that KCS would not be materially adversely affected by operational or financial difficulties of other railroads.
KCS is subject to environmental regulations, which may impose significant costs on the Company’s business operations.
KCS subsidiaries’ operations are subject to environmental regulation enacted by federal, state and local legislatures in the U.S. and Mexico. From time to time, certain KCS facilities have not been in and may not be in compliance with environmental health and safety laws and regulations and there can be no assurance that KCS will always be in compliance with such laws and regulations in the future. Environmental liability under federal and state law in the United States can also extend to previously owned or operated properties, leased properties and properties owned by third parties, as well as to properties currently owned and used by the Company. Environmental liabilities may also arise from claims asserted by adjacent landowners or other third parties. Given the nature of its business, the Company incurs, and expects to continue to incur, environmental compliance costs, including, in particular, costs necessary to maintain compliance with requirements governing chemical and hazardous material shipping operations, refueling operations and repair facilities. KCS presently has environmental investigation and remediation obligations at certain sites, and will likely incur such obligations at additional sites in the future.
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
Liabilities accrued for environmental costs represent the Company’s best estimate of the probable future obligation for the remediation and settlement of matters related to these sites. However, remediation costs may exceed such estimates, due to various factors such as evolving environmental laws and regulations, changes in technology, the extent of other parties’ participation, discovery of unidentified environmental conditions and matters, developments in environmental surveys and studies, and the extent of corrective action that may ultimately be required. The Company cannot predict the effect, if any, that unidentified environmental matters or the adoption of unknown additional or more stringent environmental laws and regulations would have on KCS’s consolidated financial statements.
KCS’s failure or inability to comply with applicable environmental laws and regulations could have a material adverse effect on the Company’s consolidated financial statements and operations, including fines, penalties, or limitations on operating activities until compliance with applicable requirements is achieved. Government entities may change the legislative or regulatory framework within which the Company operates that could result in adverse effects on the Company’s business that occur as a result of such change. Additionally, some of the regulations require KCS to obtain and maintain various licenses, permits and other authorizations. Any failure to obtain or maintain these licenses, permits, and other authorizations could have a material adverse effect on KCS’s business operations.

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
Due to the significant capital expenditures required to operate and maintain a safe and efficient railroad, the Company regularly obtains financing through the issuance of long-term debt instruments and short-term commercial paper, as well as credit facilities provided by financial institutions. Significant, sustained instability or disruptions of the capital markets, including debt markets, or the deterioration of the Company’s financial condition due to internal or external factors, could restrict or prohibit access and could increase the cost of financing sources. A significant deterioration of the Company’s financial condition could also reduce credit ratings to below investment grade, limiting its access to external sources of capital, and increasing the costs of short and long-term debt financing, and could have a material adverse effect on KCS’s consolidated financial statements.
KCS’s business may be affected by climate change and the market and regulatory responses to climate change.
Climate change could have a material adverse effect on operations and KCS’s consolidated financial statements. Restrictions, caps, taxes, or other controls on emissions of greenhouse gases, including diesel exhaust, could significantly impact operations and increase operating costs. Restrictions on emissions could also affect KCS’s customers that use commodities that KCS transports to produce energy, use significant amounts of energy in producing or delivering the commodities KCS transports, or manufacture or produce goods that consume significant amounts of energy or burn fossil fuels, including coal-fired power plants, chemical producers, farmers and food producers, and automakers and other manufacturers. Significant cost increases, government regulation, or changes of consumer preferences for goods or services relating to alternative sources of energy or emissions reductions could materially affect the markets for the commodities KCS transports, which in turn could have a material adverse effect on KCS’s consolidated financial statements. Government incentives encouraging the use of alternative sources of energy could also affect certain customers and their respective markets for certain commodities KCS transports in an unpredictable manner that could alter traffic patterns, including, for example, the impacts of ethanol incentives on farming and ethanol producers. Moreover, increasing frequency, intensity and duration of extreme weather events such as flooding, storms and fires may result in substantial costs, including costs associated with response during the event, recovery from the event and preventive measures. Any of these factors, individually or in conjunction with one or more of the other aforementioned factors, or other unforeseen impacts of climate change could have a material adverse effect on KCS’s consolidated financial statements.
A majority of KCS’s employees belong to labor unions. Strikes or work stoppages could adversely affect operations.
The Company is a party to collective bargaining agreements with various labor unions in the United States and Mexico. As of December 31, 2019, over 70% and 75% of KCSR and KCSM Servicios employees, respectively, were covered by labor contracts subject to collective bargaining. The Company may be subject to, among other things, strikes, work stoppages or work slowdowns as a result of disputes under these collective bargaining agreements and labor contracts or KCS’s potential inability to negotiate acceptable contracts with these unions. In the United States, because such agreements are generally negotiated on an industry-wide basis, determination of the terms and conditions of labor agreements have been and could continue to be beyond KCS’s control. KCS may, therefore, be subject to terms and conditions in industry-wide labor agreements that could have a material adverse effect on its consolidated financial statements. In the United States and Mexico, KCS is seeking to modernize its collective bargaining agreements and benefit from technological advancements in the industry. If the unionized workers in the United States or Mexico were to engage in a strike, work stoppage or other slowdown; if other employees were to become unionized or if KCS and its unions were unable to agree on the terms and conditions in future labor agreements, KCS could experience a significant disruption of its operations and higher ongoing labor costs. Although the U.S. Railway Labor Act imposes restrictions on the right of United States railway workers to strike, there is no law in Mexico imposing similar restrictions on the right of railway workers in that country to strike. Additionally, labor law reform adopted by

Mexico introduces uncertainty into the existing union structure in Mexico, which may affect the risk of disruption in KCSM’s operations.
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
Track Configuration
The Kansas City Southern Railway Company (“KCSR”) operates over a railroad system consisting of approximately 3,400 route miles in ten states from the midwest and southeast portions of the United States south to the Mexican border, which includes approximately 640 miles of trackage rights that permit KCSR to operate its trains with its crews over other railroads’ tracks.
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
Port
Gulf of Mexico
NE
IA
IL
IN
OH
PA
CO
KS
MO
KY
WV
VA
OK
AR
TN
NC
SC
MS
AL
GA
TX
LA
FL
Omaha
Council Bluffs
Lincoln
Atchison
Topeka
Kansas City
Marshall
Clark
Mexico
Louisiana
Roodhouse
Jacksonville
Springfield
East St. Louis
Chicago
Amsterdam
Pittsburg
Joplin
Neosho
Sallisaw
Fort Smith
Spiro
Heavener
Waldron
De Queen
Nashville
Ashdown
Hope
Texarkana
Sulphur Springs
Hughes Springs
Springhill
Minden
Metro
Wylie
Alliance
Dallas
Jefferson
Sibley
Gibsland
Monroe
Redwood
Sebastopol
Jackson
Shreveport
Bayou Pierre
Vicksburg
Joyce
Winnfield
Kraft
Natchitoches
Alexandria
Newton
Bay Springs
Hattiesburg
Palmer
Waynesboro
Mobile
DeRidder
Port Hudson
Brooklawn
Baton Rouge
Geismar
New Orleans
Delisle
Gulfport
DeQuincy
West Lake
West Lake Charles
Beaumont
Nederland
Port Arthur
Rosenberg
Kendleton
Houston
Galveston
Victoria
Robstown
Corpus Christi
Laredo
Nuevo Laredo
Sanchez
Hebbronville
Corinth
Counce
Yellow Creek
New Albany
Tupelo
Aberdeen
Artesia
Columbus
Brookwood
Birmingham
Tuscaloosa
Louisville
Meridian
Coah.
Salinas Victoria
Brownsville
Reynosa
Matamoros
Saltillo
Ramos Arizpe
Monterrey
N.L.
Pedro C. Morales
Tamps.
Zac.
Vanegas
Laguna Seca
S.L.P.
Altamira
Tampico
Chicalote
Aguascalientes
Arellano
Ags.
San Luis Potosi
Ciudad Valles
Escobedo
Silao
Gto.
Viborillas
Ahorcado
Guadalajara
Jal.
Irapuato
Celaya
Queretaro
Mariscala
Qro.
Hidalgo
Acambaro
Morelia
Ajuno
Uruapan
Mich.
Lecheria
Toluca
Mexico City
D.F.
Méx.
Mor.
Puebla
Pue.
Oriental
Xalapa
Ver.
Santa Fe
Veracruz
Lazaro Cardenas
Gro.
Oax.
Chis.
Tab.
Camp.
Yuc.
Q. Roo.

Equipment Configuration
As of December 31, 2019 and 2018, KCS owned and leased the following units of equipment:

	2019			2018
	Owned	Leased	Total	Owned	Leased	Total
Freight Cars:
Box cars	2,106	716	2,822	3,178	991	4,169
Hoppers (covered and open top)	4,998	1,073	6,071	5,419	1,108	6,527
Gondolas	2,172	158	2,330	2,560	169	2,729
Automotive	3,316	535	3,851	3,316	742	4,058
Flat cars (intermodal and other)	1,121	1,075	2,196	1,142	1,075	2,217
Tank cars	—	477	477	4	570	574
Total	13,713	4,034	17,747	15,619	4,655	20,274

Locomotives:
Freight	662	88	750	708	119	827
Switching	199	—	199	222	—	222
Total	861	88	949	930	119	1,049

Average Age (in Years) of Owned and Leased Locomotives:	2019	2018
Freight	15.5	15.3
Switching	45.8	44.4
All locomotives	21.9	21.5
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
Capital Expenditures
The Company’s cash capital expenditures for the two years ended December 31, 2019 and 2018, and planned 2020 capital expenditures are included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Expenditures. See also Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Capitalization, Depreciation and Amortization of Property and Equipment (including Concession Assets) regarding the Company’s policies and guidelines related to capital expenditures.

Item 3.	Legal Proceedings
The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. For more information on legal proceedings, see Item 1A, Risk Factors — “KCS may be subject to various claims and litigation that could have a material adverse effect on KCS’s consolidated financial statements,” Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations  — Other Matters — Litigation, and Item 8, Financial Statements and Supplementary Data — Note 18, Commitments and Contingencies.

Item 4.	Mine Safety Disclosures
Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
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
Holders
There were 1,941 record holders of KCS common stock on January 17, 2020; however, the number of actual holders of KCS common stock is greater due to the practice of brokerage firms registering many shares for clients in the brokerage firm’s name.
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information about securities authorized for issuance under KCS’s equity compensation plans.

Performance Graph
The following graph shows the changes in value over the five years ended December 31, 2019, of an assumed investment of $100 in: (i) KCS’s common stock; (ii) the stocks that comprise the Dow Jones U.S. Industrial Transportation Index; and (iii) the stocks that comprise the S&P 500 Index. The table following the graph shows the value of those investments on December 31 for each of the years indicated. The values for the assumed investments depicted on the graph and in the table have been calculated assuming that any cash dividends are reinvested.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Among Kansas City Southern, the S&P 500 Index
and the Dow Jones U.S. Industrial Transportation Index

	2014	2015	2016	2017	2018	2019
Kansas City Southern	$100.00	$62.07	$71.60	$90.03	$82.77	$134.37
S&P 500 (1)	100.00	101.38	113.51	138.29	132.23	173.86
Dow Jones U.S. Industrial Transportation (2)	100.00	77.85	100.82	129.29	119.16	149.32
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

Purchases of Equity Securities
On November 12, 2019, the Company announced that the Board of Directors approved a new common share repurchase program, pursuant to which up to $2.0 billion in shares of common stock could be repurchased through December 31, 2022 (the “2019 Program”). The 2019 Program replaced KCS’s $800.0 million common share repurchase program announced on August 15, 2017 (the “2017 Program”), and eliminated the $59.3 million of remaining authorization under the 2017 Program.
During 2019, KCS repurchased 2,053,770 shares of common stock for $242.4 million at an average price of $118.03 per share under the 2017 Program. Under the 2019 Program, the Company paid $550.0 million under two accelerated share repurchase (“ASR”) agreements, receiving an initial delivery of 3,022,760 shares of common stock representing approximately 85% of the total shares to be received under the agreements. The ASR agreements are expected to be settled in the first quarter of 2020. In total during 2019, KCS repurchased 5,076,530 shares of common stock for $709.9 million under both the 2017 Program and the 2019 Program (which consists of the initial delivery of shares under the ASR agreements).
During 2019, KCS repurchased 5,770 shares of $25 par preferred stock for $0.1 million at an average price of $26.39 per share. See Item 8, Financial Statements and Supplementary Data — Note 16, Stockholders’ Equity for additional information.
The following table presents stock repurchases during each month for the fourth quarter of 2019:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be purchased under the Plans or Programs
Common stock
October 1-31, 2019	—	—	—	$59,329,074
November 1-30, 2019 (2)	3,022,760	$154.66	3,022,760	$1,532,500,000
December 1-31, 2019	—	—	—	$1,532,500,000
Total	3,022,760		3,022,760
$25 Par preferred stock
October 1-31, 2019	—	—	—	—
November 1-30, 2019	—	—	—	—
December 1-31, 2019	—	—	—	—
Total	—		—

(1)
All $25 par preferred stock repurchases were made other than through a publicly disclosed plan or program. Repurchases of $25 par preferred stock were made through open market purchases and/or privately negotiated transactions.

(2)
On November 19, 2019, the Company paid $550.0 million under two ASR agreements and received an aggregate initial delivery of 3,022,760 shares, which represents approximately 85% of the total shares to be received under the agreements. The initial delivery of shares and their market price at time of delivery are included in the table above. The final number of shares repurchased and cost of shares repurchased will be based on the volume-weighted-average price of the Company’s common stock during the term of the agreements, which are expected to be settled in the first quarter of 2020, at which time the Company will receive the remaining amount of shares. See Item 8, Financial Statements and Supplementary Data — Note 16, Stockholders’ Equity for additional information.

Item 6.	Selected Financial Data
The selected financial data below (in millions, except per share amounts) should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as the consolidated financial statements and the related notes.

	2019	2018	2017	2016	2015
Earnings From Continuing Operations
Revenues	$2,866.0	$2,714.0	$2,582.9	$2,334.2	$2,418.8
Operating expenses (i) (ii) (iii) (iv)	1,979.7	1,727.7	1,661.3	1,515.7	1,615.0
Operating income	$886.3	$986.3	$921.6	$818.5	$803.8
Net income (v) (vi) (vii)	$540.8	$629.4	$963.9	$479.9	$485.3
Earnings per common share:
Basic	$5.42	$6.16	$9.18	$4.44	$4.41
Diluted	5.40	6.13	9.16	4.43	4.40
Financial Position
Total assets	$9,786.8	$9,469.8	$9,198.7	$8,817.5	$8,341.0
Total long-term debt obligations, including current portion and short-term borrowings	3,246.0	2,689.4	2,619.4	2,478.2	2,401.1
Total stockholders’ equity	4,422.5	4,813.0	4,548.9	4,089.9	3,914.3
Total equity	4,745.9	5,132.7	4,865.4	4,404.5	4,224.7
Other Data Per Common Share
Cash dividends declared per common share	$1.48	$1.44	$1.38	$1.32	$1.32
_____________________

(i)	During 2019, the Company recognized pre-tax restructuring charges of $168.8 million within operating expenses related to the implementation of Precision Scheduled Railroading initiatives.

(ii)	During 2018, the Company recognized a pre-tax gain of $17.9 million within operating expenses for insurance recoveries related to damage from Hurricane Harvey in 2017.

(iii)
During 2018, 2017 and 2016, the Company recognized a pre-tax benefit of $37.7 million, $44.1 million and $62.8 million, respectively, within operating expenses related to a credit that was available for the excise tax included in the price of fuel that was purchased and consumed in locomotives and certain work equipment in Mexico. Effective January 1, 2019, the Company began recognizing the benefit as a reduction of income tax expense due to changes in Mexican tax law; and beginning April 30, 2019, railroads in Mexico are no longer eligible for the tax credit due to changes in Mexican tax regulations.

(iv)
During 2015, the Company recognized pre-tax lease termination costs of $9.6 million within operating expenses due to the early termination of certain operating leases and the related purchase of equipment.

(v)
During 2019, 2018 and 2015, the Company recognized pre-tax debt retirement and exchange costs of $1.1 million, $2.2 million and $7.6 million, respectively, related to debt retirement and restructuring activities that occurred during the periods.

(vi)	During 2019, the Company recognized a $12.8 million net tax benefit related to the Mexican fuel excise tax credit generated through April 29, 2019, noted in (iii) above.

(vii)
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
The following is a discussion of Kansas City Southern’s results of operations, certain changes in its financial position, liquidity, capital structure and business developments for the years ended December 31, 2019 and 2018. This discussion should be read in conjunction with the included consolidated financial statements, the related notes, and other information included in this report.
CAUTIONARY INFORMATION
The discussions set forth in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, quarterly earnings calls, executive presentations, in the annual report to stockholders and in other filings with the Securities and Exchange Commission. Readers can usually identify these forward-looking statements by the use of such verbs as “may,” “will,” “should,” “likely,” “plans,” “projects,” “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. These statements involve a number of risks and uncertainties. Actual results could materially differ from those anticipated by such forward-looking statements. Such differences could be caused by a number of factors or combination of factors including, but not limited to, the factors identified below and those discussed under Item 1A, Risk Factors, of this Form 10-K. Readers are strongly encouraged to consider these factors and the following factors when evaluating any forward-looking statements concerning the Company:

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
CORPORATE OVERVIEW
Kansas City Southern, a Delaware corporation, is a transportation holding company that has railroad investments in the U.S., Mexico and Panama. In the U.S., the Company serves the central and south central U.S. Its international holdings serve northeastern and central Mexico and the port cities of Lazaro Cardenas, Tampico and Veracruz, and a fifty percent interest in Panama Canal Railway Company provides ocean-to-ocean freight and passenger service along the Panama Canal. KCS’s North American rail holdings and strategic alliances are primary components of the U.S.-Mexico-Canada-Agreement (“USMCA”) railway system, linking the commercial and industrial centers of the U.S., Canada and Mexico. Its principal subsidiaries and affiliates include the following:

•	The Kansas City Southern Railway Company (“KCSR”), a wholly-owned subsidiary;

•	KCSM, a wholly-owned subsidiary;

•	Mexrail, Inc. (“Mexrail”), a wholly-owned consolidated subsidiary which, in turn, wholly owns The Texas Mexican Railway Company (“Tex-Mex”);

•	KCSM Servicios, S.A. de C.V. (“KCSM Servicios”), a wholly-owned subsidiary;

•	Meridian Speedway, LLC (“MSLLC”), a seventy percent-owned consolidated affiliate;

•	Panama Canal Railway Company (“PCRC”), a fifty percent-owned unconsolidated affiliate;

•	TFCM, S. de R.L. de C.V. (“TCM”), a forty-five percent-owned unconsolidated affiliate;

•	Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”), a twenty-five percent-owned unconsolidated affiliate; and

•	PTC-220, LLC (“PTC-220”), a fourteen percent-owned unconsolidated affiliate.
EXECUTIVE SUMMARY
Strategic Initiatives
During 2019, KCS started implementing principles of Precision Scheduled Railroading (“PSR”). The PSR principles focus on operational excellence and are intended to drive the following improvements:

•	Customer service — improve and sustain consistency and reliability of service and create a more resilient and dependable network;

•	Facilitating growth — additional capacity for new opportunities;

•	Improving asset utilization — meet growing demand with the same or fewer assets; and

•	Improving the cost profile of the Company — increased profitability driven by volume and revenue growth and improved productivity and asset utilization.

As a result of the PSR initiatives, management approved four separate restructuring plans during 2019, which resulted in restructuring charges during 2019 of $168.8 million within the consolidated statements of income. The PSR initiatives provided cost savings of approximately $58.0 million during 2019. The Company expects the PSR initiatives to provide incremental cost savings of approximately $61.0 million during 2020. Refer to Note 3, Restructuring Charges of the consolidated financial statements for more information.
The Company established the following key metrics and goals to measure PSR progress and performance:

	Year ended		Improvement/ (Deterioration)	FY 2020 Goal
	December 31,
	2019	2018
Gross velocity (mph) (i)	13.5	11.1	22%	17.0
Terminal dwell (hours) (ii)	20.8	24.8	16%	18.0
Train length (feet) (iii)	5,981	5,812	3%	6,350
Car miles per day (iv)	110.9	93.3	19%	135.0
Fuel efficiency (gallons per 1,000 GTM's) (v)	1.31	1.37	4%	1.24

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

Operating performance improved during 2019 compared to 2018 due to the implementation of PSR initiatives. Improvements in velocity and dwell are largely due to increased focus on execution, refining service design, and equipment disposals that eliminated the worst performing assets during 2019. Additionally, the Company consolidated trains, which increased train length, improved fuel efficiency, and led to reduced crew costs.
The Company continues to focus on PSR principles in 2020 and has established more aggressive operational targets that will deliver improved customer service, facilitate growth, and drive better asset utilization while improving the cost profile of the Company.

2019 Financial Overview
Revenues in 2019 increased 6% from 2018, as a result of an increase of 6% in revenue per carload/unit due to mix, higher fuel surcharge, and positive pricing impacts, partially offset by the weakening of the Mexican peso against the U.S. dollar. Carloads were down 1% from 2018 primarily as declines in automotive and intermodal offset growth in refined fuel products and liquid petroleum gas shipments to Mexico, as well as favorable impacts of improved operations in northern Mexico, metals growth, and improved cycle times for agriculture and mineral shipments. Improved operations and cycle times are primarily the result of implementing PSR initiatives during 2019.
Operating expenses increased 15% compared to 2018, primarily due to restructuring charges as a result of PSR initiatives, exclusion and loss of the Mexican fuel excise tax credit as a reduction of operating expenses due to changes in Mexican tax law, and an increase in incentive compensation and wages. These increases were partially offset by cost savings from PSR initiatives. Operating expenses as a percentage of revenues (“operating ratio”) increased to 69.1% in 2019 from 63.7% in 2018. Restructuring charges related to PSR initiatives increased 2019 operating ratio by 5.9 points.

The Company reported 2019 earnings per diluted share of $5.40, compared to 2018 earnings per diluted share of $6.13. The decrease in earnings per diluted share was due to decreased operating income described above and a higher effective tax rate. These decreases were partially offset by lower average outstanding shares as a result of shares repurchased during 2019 and a higher gain on foreign exchange.

RESULTS OF OPERATIONS
Year Ended December 31, 2019, compared with the Year Ended December 31, 2018
The following summarizes KCS’s consolidated income statement components (in millions):

	2019	2018	Change
Revenues	$2,866.0	$2,714.0	$152.0
Operating expenses	1,979.7	1,727.7	252.0
Operating income	886.3	986.3	(100.0)
Equity in net earnings of affiliates	1.0	2.6	(1.6)
Interest expense	(115.9)	(110.0)	(5.9)
Debt retirement costs	(1.1)	(2.2)	1.1
Foreign exchange gain	17.1	7.8	9.3
Other income, net	1.0	2.4	(1.4)
Income before income taxes	788.4	886.9	(98.5)
Income tax expense	247.6	257.5	(9.9)
Net income	540.8	629.4	(88.6)
Less: Net income attributable to noncontrolling interest	1.9	2.0	(0.1)
Net income attributable to Kansas City Southern and subsidiaries	$538.9	$627.4	$(88.5)

Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
Chemical and petroleum	$737.2	$622.1	19%	337.4	297.9	13%	$2,185	$2,088	5%
Industrial and consumer products	610.4	591.0	3%	320.9	324.9	(1%)	1,902	1,819	5%
Agriculture and minerals	506.3	486.4	4%	253.3	241.9	5%	1,999	2,011	(1%)
Energy	246.2	256.3	(4%)	244.7	248.6	(2%)	1,006	1,031	(2%)
Intermodal	370.2	382.8	(3%)	979.8	1,030.4	(5%)	378	372	2%
Automotive	255.6	253.2	1%	154.9	161.9	(4%)	1,650	1,564	5%
Carload revenues, carloads and units	2,725.9	2,591.8	5%	2,291.0	2,305.6	(1%)	$1,190	$1,124	6%
Other revenue	140.1	122.2	15%
Total revenues (i)	$2,866.0	$2,714.0	6%

(i) Included in revenues:
Fuel surcharge	$298.1	$253.1

Revenues include revenue for transportation services and fuel surcharges. Revenues in 2019 increased 6% from 2018, as a result of an increase of 6% in revenue per carload/unit due to mix, higher fuel surcharge, and positive pricing impacts. Revenue per carload/unit was partially offset by the weakening of the Mexican peso against the U.S. dollar of approximately $3.0 million, compared to the prior year, for revenue transactions denominated in Mexican pesos. The average exchange rate of Mexican pesos per U.S. dollar was Ps.19.3 for 2019, compared to Ps.19.2 for 2018.
Carloads were down 1% primarily as declines in automotive and intermodal offset growth in refined fuel products and liquid petroleum gas shipments to Mexico, as well as favorable impacts of improved operations in northern Mexico, metals growth, and improved cycle times for agriculture and mineral shipments. Improved operations and cycle times are primarily the result of implementing PSR initiatives during 2019.
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
Fuel surcharge revenue increased $45.0 million for the year ended December 31, 2019, compared to the prior year, primarily due to increased fuel surcharge rates due to higher fuel costs as a result of the loss of the Mexican fuel excise tax credit and higher fuel prices.
The following discussion provides an analysis of revenues by commodity group:
Revenues by commodity
group for 2019

Chemical and petroleum. Revenues increased $115.1 million for the year ended December 31, 2019, compared to 2018, due to a 13% increase in carload/unit volumes and a 5% increase in revenue per carload/unit. Volumes increased primarily due to increased refined fuel products and liquid petroleum gas shipments to Mexico. Revenue per carload/unit increased due to longer average length of haul, positive pricing impacts, and higher fuel surcharge.

Industrial and consumer products. Revenue increased $19.4 million for the year ended December 31, 2019, compared to 2018, due to a 5% increase in revenue per carload/unit as a result of positive pricing impacts, higher fuel surcharge, and longer average length of haul. This increase was partially offset by a 1% decrease in carload/unit volumes primarily driven by paper shipments as a result of lower demand and available truck capacity, partially offset by an increase in metals volumes due to a customer’s change in sourcing location.

Revenues by commodity
group for 2019

Agriculture and minerals. Revenues increased $19.9 million for the year ended December 31, 2019 compared to 2018, due to a 5% increase in carload/unit volumes as a result of improved cycle times for grain and an increase in ores and minerals due to increased U.S. government infrastructure spending. This increase was partially offset by a 1% decrease in revenue per carload/unit due to negative mix impacts.

Energy. Revenues decreased $10.1 million for the year ended December 31, 2019, compared to 2018, due to a 2% decrease in carload/unit volumes and revenue per carload/unit. Volumes decreased due to crude oil attributable to decreasing Canadian crude spreads, and frac sand attributable to changes in sourcing patterns, partially offset by an increase in utility coal volumes caused by improved cycle times and demand. Revenue per carload/unit decreased due to shorter average length of haul and mix, partially offset by positive pricing impacts.

Frac Sand
11%
Crude Oil
20%
Coal &
Petroleum
Coke
18%
Utility
Coal
51%

Intermodal. Revenues decreased $12.6 million for the year ended December 31, 2019, compared to 2018, due to a 5% decrease in carload/unit volumes, partially offset by a 2% increase in revenue per carload/unit. The volume decrease was primarily due to service interruption at Lazaro Cardenas due to teacher protests in the first quarter of 2019 and available truck capacity. Revenue per carload/unit increased due to higher fuel surcharge, partially offset by shorter average length of haul.
Automotive. Revenues increased $2.4 million for the year ended December 31, 2019, compared to 2018, due to a 5% increase in revenue per carload/unit due to higher fuel surcharge and positive pricing impacts, partially offset by shorter average length of haul. The increases were partially offset by a 4% decrease in carload/unit volumes as a result of auto plant shutdowns and lower overall automotive production in Mexico.

Operating Expenses
Operating expenses, as shown below (in millions), increased $252.0 million for the year ended December 31, 2019, compared to 2018, primarily due to restructuring charges as a result of PSR initiatives, exclusion and loss of the Mexican fuel excise tax credit as a reduction of operating expenses due to changes in Mexican tax law, and an increase in incentive compensation and wages. These increases were partially offset by cost savings from PSR initiatives. The weakening of the Mexican peso against the U.S. dollar resulted in an expense reduction of approximately $1.0 million for expense transactions denominated in Mexican pesos. The average exchange rate of Mexican pesos per U.S. dollar was Ps.19.3 for 2019 compared to Ps.19.2 for 2018.

			Change
	2019	2018	Dollars	Percent
Compensation and benefits	$529.1	$495.7	$33.4	7%
Purchased services	219.2	200.7	18.5	9%
Fuel	340.4	348.2	(7.8)	(2%)
Mexican fuel excise tax credit	—	(37.7)	37.7	(100%)
Equipment costs	108.6	126.1	(17.5)	(14%)
Depreciation and amortization	350.7	346.7	4.0	1%
Materials and other	262.9	265.9	(3.0)	(1%)
Restructuring charges	168.8	—	168.8	100%
Gain on insurance recoveries related to hurricane damage	—	(17.9)	17.9	(100%)
Total operating expenses	$1,979.7	$1,727.7	$252.0	15%
Compensation and benefits. Compensation and benefits increased $33.4 million for the year ended December 31, 2019, compared to 2018, due to increases in incentive compensation, wages and benefits, in-sourcing activities, and labor claims, partially offset by lower headcount and fewer hours worked as a result of PSR initiatives.
Purchased services. Purchased services expense increased $18.5 million for the year ended December 31, 2019, compared to 2018, due to higher repairs and maintenance expense, trackage rights, and corporate services. These increases were partially offset by savings from in-sourcing related to PSR initiatives.
Fuel. Fuel expense decreased $7.8 million for the year ended December 31, 2019, compared to 2018, due to increased efficiency of approximately $13.0 million and the weakening of the Mexican peso against the U.S. dollar of approximately $1.0 million, partially offset by increased consumption of approximately $7.0 million. PSR initiatives implemented during 2019 focused on improved fuel efficiency through train consolidation and use of technology. The average price per gallon was $2.57 in 2019, compared to $2.58 in 2018.
Mexican fuel excise tax credit. For the year ended December 31, 2019, the Company did not recognize a benefit within operating expenses for the Mexican fuel excise tax credit, due to changes in Mexican tax law effective January 1, 2019. For 2019, the benefit was recognized as a reduction of income tax expense within the consolidated statements of income rather than a reduction of operating expenses. Beginning April 30, 2019, railroads in Mexico are no longer eligible for the Mexican fuel excise tax credit due to changes in Mexican tax regulations. The Company recognized a benefit of $37.7 million within operating expenses for the year ended December 31, 2018. Refer to Item 8, Financial Statements and Supplementary Data — Note 4, Mexican Fuel Excise Tax Credit for more information.
Equipment costs. Equipment costs decreased $17.5 million for the year ended December 31, 2019, compared to 2018, due to lower car hire expense primarily as a result of reduced cycle times due to PSR initiatives. The decrease is also a result of lower lease expense as a result of a locomotive lease conversion in the second quarter of 2018.
Depreciation and amortization. Depreciation and amortization expense increased $4.0 million for the year ended December 31, 2019, compared to 2018, due to a larger asset base, including investments in positive train control, partially offset by decreases in estimates and lower depreciation as a result of PSR initiatives implemented during 2019.

Materials and other. Materials and other expense decreased $3.0 million for the year ended December 31, 2019, compared to 2018, due to lower derailment activity and a one-time vendor settlement, partially offset by increased employee expenses, increased property taxes, and parts credits recognized in the first half of 2018.
Restructuring charges. For the year ended December 31, 2019, the Company recognized $168.8 million of restructuring charges related to the implementation of PSR initiatives. Included in the restructuring charges were costs relating to the impairment of certain locomotives, rail cars and associated inventory parts, severance costs related to workforce reductions, and contract restructuring activities. Refer to Item 8, Financial Statements and Supplementary Data — Note 3, Restructuring Charges for more information.
Gain on insurance recoveries related to hurricane damage. During 2018, the Company partially settled its insurance claim for $35.5 million related to Hurricane Harvey. As a result of the nonrefundable partial settlement, the Company recognized a gain on insurance recoveries of $17.9 million, net of the self-insured retention and insurance receivable. Final settlement of the insurance claim is dependent upon costs incurred with an ongoing bridge construction project expected to be completed in 2020.

Non-Operating Expenses
Equity in net earnings of affiliates. Equity in net earnings of affiliates decreased $1.6 million for the year ended December 31, 2019, compared to 2018, due to FTVM losses related to the cancellation of Mexico City’s new international airport in 2019. This decrease was partially offset by increased volumes at Panama Canal Railway Company (“PCRC”).
Interest expense. Interest expense increased $5.9 million for the year ended December 31, 2019, compared to 2018, due to higher average debt balances. For the year ended December 31, 2019, the average debt balance (including commercial paper) was $2,826.6 million, compared to $2,698.7 million in 2018. The average interest rate for the years ended December 31, 2019 and 2018 was 4.1%.
Debt retirement costs. For the year ended December 31, 2019, debt retirement costs were $1.1 million, related to the write-off of previously capitalized debt issuance costs associated with the establishment of the new revolving credit facility in the first quarter of 2019 and the call premiums and write-off of unamortized debt issuance costs and original issue discounts associated with the redemption of the KCS and KCSM 2.35% Senior Notes in the fourth quarter of 2019. For the year ended December 31, 2018, debt retirement costs were $2.2 million, related to the call premiums and write-off of unamortized debt issuance costs and original issue discounts associated with the Company’s various debt redemption activities.
Foreign exchange gain. For the years ended December 31, 2019 and 2018, foreign exchange gain was $17.1 million and $7.8 million, respectively. Foreign exchange gain includes the re-measurement and settlement of net monetary assets denominated in Mexican pesos and the gain on foreign currency derivative contracts.
For the years ended December 31, 2019 and 2018, the re-measurement and settlement of net monetary assets and liabilities denominated in Mexican pesos resulted in a foreign exchange gain of $3.0 million and $1.5 million, respectively.
The Company enters into foreign currency derivative contracts to hedge its net exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar. For the years ended December 31, 2019 and 2018, foreign exchange gain on foreign currency derivative contracts was $14.1 million and $6.3 million, respectively.
Other income, net. Other income, net, decreased $1.4 million for the year ended December 31, 2019, compared to 2018 primarily due to an increase in postemployment benefits expense due to a change in discount rates.
Income tax expense. Income tax expense decreased $9.9 million for the year ended December 31, 2019, compared to 2018, due to lower pre-tax income as a result of restructuring charges related to PSR initiatives, partially offset by a higher effective tax rate. The increase in the effective tax rate was primarily due to the recognition of a $20.9 million tax benefit during 2018 related to adjustments to the provisional tax impacts of the Tax Cuts and Jobs Act (the “Tax Reform Act”) for deemed mandatory repatriation and change in U.S. tax rate included in the consolidated financial statements for the year ended December 31, 2017 and fluctuations in the foreign exchange rate, partially offset by the inclusion of the Mexican fuel excise tax credit within the effective tax rate for the year ended December 31, 2019.

The Treasury Department issued proposed regulations in June 2019 that provide for a high-tax exception to the global intangible low-taxed income (“GILTI”). Specifically, if foreign earnings are subject to a foreign tax rate of at least 90% of the U.S. tax rate, an election can be made to not treat the high-taxed earnings as GILTI income. As currently proposed, the high-tax exception provisions would not be effective until taxable years beginning on or after the date the proposed regulations are finalized. The regulations as proposed should render the GILTI tax immaterial to the consolidated financial statements if and when they become effective.
The fluctuations of the Mexican peso during 2019 increased the Company’s Mexican cash tax obligation by $8.9 million for the year ended December 31, 2019. The fluctuations of the Mexican peso during 2018 decreased the Company’s Mexican cash tax obligation by $1.8 million for the year ended December 31, 2018.
 Differences between the Company’s effective income tax rate and the U.S. federal statutory income tax rate of 21% for 2019 and 2018 follow (in millions):

	2019		2018		Change
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Income tax expense using the statutory rate in effect	$165.6	21.0%	$186.2	21.0%	$(20.6)	—
Tax effect of:
Difference between U.S. and foreign tax rate	47.6	6.0%	46.1	5.2%	1.5	0.8%
Foreign exchange (i)	35.9	4.6%	21.8	2.5%	14.1	2.1%
Tax credits	(16.8)	(2.1%)	(14.2)	(1.6%)	(2.6)	(0.5%)
Mexican fuel excise tax credit, net (ii)	(12.8)	(1.6%)	—	—	(12.8)	(1.6%)
State and local income tax provision, net	11.5	1.5%	7.5	0.8%	4.0	0.7%
Withholding tax	9.5	1.2%	11.2	1.3%	(1.7)	(0.1%)
Global intangible low-taxed income (“GILTI”) tax, net	2.7	0.3%	11.8	1.3%	(9.1)	(1.0%)
Change in U.S. tax rate	—	—	(2.2)	(0.3%)	2.2	0.3%
Deemed mandatory repatriation	—	—	(18.7)	(2.1%)	18.7	2.1%
Other, net	4.4	0.5%	8.0	0.9%	(3.6)	(0.4%)
Income tax expense	$247.6	31.4%	$257.5	29.0%	$(9.9)	2.4%
_____________________

(i)
Mexican income taxes are paid in Mexican pesos, and as a result, the effective income tax rate reflects fluctuations in the value of the Mexican peso against the U.S. dollar. The foreign exchange impact on income taxes includes the gain or loss from the revaluation of the Company’s net U.S. dollar-denominated monetary liabilities into Mexican pesos which is included in Mexican taxable income under Mexican tax law. As a result, a strengthening of the Mexican peso against the U.S. dollar for the reporting period will generally increase the Mexican cash tax obligation and the effective income tax rate, and a weakening of the Mexican peso against the U.S. dollar for the reporting period will generally decrease the Mexican cash tax obligation and the effective tax rate. To hedge its exposure to this cash tax risk, the Company enters into foreign currency derivative contracts, which are measured at fair value each period and any change in fair value is recognized in foreign exchange gain (loss) within the consolidated statements of income. Refer to Note 12, Derivative Instruments for further information.

(ii)	See discussion of the inclusion of the Mexican fuel excise tax credit, net within the effective tax rate in the Mexico Tax Reform section, below.
Mexico Tax Reform
In December 2018, the Mexican government enacted changes in the tax law effective January 1, 2019 (“Mexico 2019 Tax Reform”), which for 2019 eliminated the option to monetize the Mexican fuel excise tax credit by offsetting income tax withholding payment obligations. Previously, the Company had the option to monetize the Mexican fuel excise tax credit through income tax withholding and income tax obligations. As a result, the Company is allowed to offset the 2019 Mexican fuel excise tax credit only against its Mexico corporate income tax liability on the 2019 annual income tax return. The elimination of the option to apply the Mexican fuel excise tax credit to income tax withholding payment obligations required the Company to recognize the credit as a reduction of income tax expense rather than a reduction of operating expenses. Beginning April 30, 2019, railroads in Mexico are no longer eligible for the Mexican fuel excise tax credit due to a change in Mexican tax regulations. Refer to Note 4, Mexican Fuel Excise Tax Credit of the consolidated financial statements for more information. Mexico 2019 Tax Reform also eliminated universal compensation for 2019 that allowed Mexican taxpayers to offset recoverable tax balances against balances due for other federal taxes.
In December 2019, the Mexican government enacted additional changes in the tax law effective January 1, 2020 (“Mexico 2020 Tax Reform”). Mexico 2020 Tax Reform excluded railroads from eligibility for the Mexican fuel excise tax credit. Mexico 2020 Tax Reform also included permanent changes to the Value Added Tax (“VAT”) Law, Income Tax Law and Federal Fiscal Code which, among other things, requires certain VAT withholding, limits the deduction of interest expense and certain payments to related parties in preferential tax regimes, adopts a general anti-avoidance rule, beginning in 2021 requires mandatory disclosure of reportable transactions, and permanently eliminates universal compensation. The Company is continuing to evaluate the potential impact of Mexico 2020 Tax Reform to the 2020 consolidated financial statements.
See additional discussion on universal compensation in Liquidity and Capital Resources section below.
For a comparison of the Company’s results of operations for the fiscal years ended December 31, 2017 to the year ended December 31, 2018, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the U.S. Securities and Exchange Commission on January 25, 2019.

LIQUIDITY AND CAPITAL RESOURCES
Overview
On November 12, 2019, the Company announced its new capital allocation policy (the “Policy”) that was approved by the Company’s Board of Directors (the “Board”). Pursuant to that Policy, the Company intends to deploy available cash in the following manner:

•	Approximately 40-50% to capital projects and strategic investments; and

•	Approximately 50-60% to share repurchases and dividends.

In connection with this new Policy, the Board also approved the following actions:

•
An increase in the quarterly dividend on KCS’s common stock from $0.36 to $0.40 per share. The Board declared a cash dividend on its outstanding common stock for this increased amount payable on January 22, 2020, to stockholders of record at the close of business on December 31, 2019, and

•
A new $2.0 billion share repurchase program (“2019 Program”), expiring December 31, 2022. This new program replaced the $800 million stock repurchase authorization announced in 2017 under which the Company purchased approximately $741 million of Company stock.

During 2019, the Company invested $584.3 million in capital expenditures. See Capital Expenditures section for further details.
In November 2019, the Company paid $550.0 million under two accelerated share repurchase (“ASR”) agreements and received an aggregate initial delivery of 3,022,760 shares, which represents approximately 85% of the total shares to be received under the agreements. The final number of shares repurchased and cost of shares repurchased will be based on the volume-weighted-average price of the Company’s common stock during the term of the agreements, which are expected to be settled in the first quarter of 2020.
The Company’s 2019 repurchases of common stock, which includes shares repurchased through the 2017 Program and the 2019 Program (which consists of the initial delivery of shares under the ASR agreements), totaled 5,076,530 shares at a total cost of $709.9 million. Remaining share repurchases are expected to be funded by cash on hand, cash generated from operations, and debt. Management's assessment of market conditions, available liquidity and other factors will determine the timing and volume of any future repurchases. Refer to Item 8, Financial Statements and Supplementary Data — Note 16, Stockholders’ Equity for additional detail on the Company’s common share repurchase program.
During 2019, the Company repurchased 5,770 shares of its $25 par preferred stock for $0.1 million at an average price of $26.39 per share.

During 2019, KCS entered into a new $600.0 million revolving credit facility which replaced its $800.0 million revolving credit facility. Additionally, KCS amended its commercial paper program to decrease maximum borrowings under the program from $800.0 million to $600.0 million, consistent with the new revolving credit facility.
On November 18, 2019, the Company issued $425.0 million principal amount of senior unsecured notes due November 15, 2029, which bear interest semiannually at a fixed annual rate of 2.875% (the “2.875% Senior Notes”), and $425.0 million principal amount of senior unsecured notes due November 15, 2069, which bear interest semiannually at a fixed annual rate of 4.20% (the “4.20% Senior Notes”). The net proceeds from the offerings were used to make payments under the ASR agreements, to redeem KCS’s 2.35% senior notes due 2020 (the “KCS 2.35% Senior Notes”), and for general corporate purposes.
On November 18, 2019, KCS settled its four treasury lock agreements with an aggregate notional amount of $275.0 million, which resulted in cash paid of $25.8 million. This amount was included in accumulated other comprehensive loss and is being amortized to interest expense over the life of the new 2.875% Senior Notes, increasing the effective interest rate on the notes to 3.60%. The treasury lock agreements served to hedge the U.S. Treasury benchmark interest rate associated with the interest payments related to the anticipated refinancing of the KCS 2.35% Senior Notes and the KCSM 2.35% Senior Notes into new long-term debt instruments prior to maturity. Refer to Note 12, Derivative Instruments of the consolidated financial statements for further discussion of the treasury lock agreements.
On December 18, 2019, the Company redeemed all of the $275.0 million aggregate principal amount outstanding of the KCS 2.35% Senior Notes and the KCSM 2.35% Senior Notes, using cash on hand and proceeds from the issuance of KCS’s 2.875% Senior Notes and 4.20% Senior Notes, at a redemption price equal to 100.084% of the principal amount of the notes redeemed, plus accrued interest and call premium.
The Company’s financing instruments contain restrictive covenants that limit or preclude certain actions; however, the covenants are structured such that the Company expects to have sufficient flexibility to conduct its operations. The Company was in compliance with all of its debt covenants as of December 31, 2019.
For discussion regarding the agreements representing the indebtedness of KCS, refer to Note 13, Short-Term Borrowings and Note 14, Long-Term Debt of the consolidated financial statements.
During the first three quarters of 2019, the Company’s Board of Directors declared quarterly cash dividends of $0.36 per share or $107.9 million on its common stock. During the last quarter of 2019, the Company’s Board of Directors declared a cash dividend of $0.40 per share or $38.6 million on its common stock. Subject to the discretion of the Board of Directors, capital availability and a determination that cash dividends continue to be in the best interest of its stockholders, the Company intends to pay a quarterly dividend on an ongoing basis.
On December 31, 2019, total available liquidity (the cash balance plus revolving credit facility availability) was $748.8 million, compared to available liquidity at December 31, 2018 of $900.5 million. This decrease was primarily due to the reduction in the revolving credit facility availability discussed above.
As of December 31, 2019, the total cash and cash equivalents held outside of the U.S. in foreign subsidiaries was $20.3 million, after repatriating $206.1 million during 2019. The Company expects that this cash will be available to fund company operations without incurring significant additional income taxes.
Mexico 2019 Tax Reform eliminated universal compensation for 2019 that allowed Mexican taxpayers to offset recoverable tax balances against balances due for other federal taxes. This negatively impacted KCSM’s 2019 cash flow by $57.5 million. The elimination of universal compensation was made permanent as part of the Mexico 2020 Tax Reform which could negatively impact the timing of KCSM’s cash flow by up to $60.0 million in 2020 while awaiting refunds of value added tax from the Mexican government.

Cash Flow Information and Contractual Obligations
Summary cash flow data follows (in millions):

	2019	2018
Cash flows provided by (used for):
Operating activities	$1,103.5	$945.7
Investing activities	(676.3)	(651.9)
Financing activities	(378.9)	(327.4)
Net increase (decrease) in cash and cash equivalents	48.3	(33.6)
Cash and cash equivalents beginning of year	100.5	134.1
Cash and cash equivalents end of year	$148.8	$100.5
During 2019, cash and cash equivalents increased $48.3 million as a result of the impacts discussed below.
Operating Cash Flows. Net cash provided by operating activities increased $157.8 million for 2019, as compared to 2018, primarily due to an increase in cash received for working capital items resulting mainly from the timing of certain receipts and lower income tax payments.
Investing Cash Flows. Net cash used for investing activities increased $24.4 million for 2019, as compared to 2018, due to a $66.9 million increase in capital expenditures and a $17.5 million increase in investments in and advances to affiliates, partially offset by a $59.9 million decrease in expenditures for the purchase or replacement of assets under existing operating leases. Additional information is included within the Capital Expenditure section of Liquidity and Capital Resources.
Financing Cash Flows. Net cash used for financing activities increased $51.5 million for 2019, as compared to 2018, due to a $550.0 million payment made under two accelerated share repurchase agreements in the fourth quarter of 2019 and an increase in repayment of long-term debt of $203.5 million, partially offset by an increase in proceeds from long-term debt of $348.1 million and a decrease in net repayment of short-term borrowings of $348.1 million.
For a comparison of liquidity and capital resources and the Company’s cash flow activities for the fiscal year ended December 31, 2018 and 2017, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the U.S. Securities and Exchange Commission on January 25, 2019.

Contractual Obligations. The following table outlines the material obligations and commitments as of December 31, 2019 (in millions):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 years
Long-term debt and short-term borrowings (including interest and finance lease obligations) (i)	$6,219.5	$149.9	$271.4	$885.3	$4,912.9
Operating leases	141.6	50.3	53.0	29.9	8.4
Deemed mandatory repatriation tax (ii)	5.8	—	—	1.0	4.8
Obligations due to uncertainty in income taxes	2.2	—	—	2.2	—
Capital expenditure obligations (iii)	176.2	153.1	23.1	—	—
Other contractual obligations (iv)	448.0	79.7	120.5	88.8	159.0
Total	$6,993.3	$433.0	$468.0	$1,007.2	$5,085.1
_____________________

(i)
For variable rate obligations, interest payments were calculated using the December 31, 2019 rate. For fixed rate obligations, interest payments were calculated based on the applicable rates and payment dates.

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
Off-Balance Sheet Arrangements
On November 2, 2007, PCRC completed an offering of $100.0 million of 7.0% senior secured notes due November 1, 2026 (the “Notes”). The Notes are senior obligations of PCRC, secured by certain assets of PCRC. KCS has pledged its shares of PCRC as security for the Notes. The Notes are otherwise non-recourse to KCS. The Company has agreed, along with Mi-Jack Products, Inc. (“Mi-Jack”), the other 50% owner of PCRC, to each fund 50% of any debt service reserve and liquidity reserve (reserves which are required to be established by PCRC in connection with the issuance of the Notes). As of December 31, 2019, the Company has issued a standby letter of credit in the amount of $5.6 million to fund its share of these reserves.

Capital Expenditures
KCS has funded, and expects to continue to fund, capital expenditures with operating cash flows and short and long-term debt.
The following table summarizes capital expenditures by type for the years ended December 31, 2019 and 2018, respectively (in millions):

	2019	2018
Roadway capital program	$264.9	$245.7
Locomotives and freight cars	182.8	101.2
Capacity	84.8	69.8
Positive train control	15.5	28.9
Information technology	29.8	35.4
Other	6.5	31.3
Total capital expenditures (accrual basis)	584.3	512.3
Change in capital accruals	2.9	8.0
Total cash capital expenditures	$587.2	$520.3

Purchase or replacement of assets under operating leases:
Locomotives	$—	$50.6
Freight cars	0.9	49.9
Office building	38.1	—
Total purchase or replacement of assets under operating leases (accrual basis)	39.0	100.5
Change in capital accruals	—	(1.6)
Total cash purchase or replacement of assets under operating leases	$39.0	$98.9
Generally, the Company’s capital program consists of capital replacement and equipment. For 2020, internally generated cash flows are expected to fund cash capital expenditures, which are currently estimated to be below $500.0 million. In addition, the Company periodically reviews its equipment and property under operating leases. Any additional purchase or replacement of equipment and property under operating leases during 2020 is expected to be funded with internally generated cash flows and/or debt.
Property Statistics
The following table summarizes certain property statistics as of December 31:

	2019	2018
Track miles of rail installed	122	166
Cross ties installed (thousands)	627	651

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
Capitalization, Depreciation and Amortization of Property and Equipment (including Concession Assets)
Due to the highly capital intensive nature of the railroad industry, capitalization and depreciation of property and equipment are a substantial portion of the Company’s consolidated financial statements. Net property and equipment, including concession assets, comprised approximately 90% of the Company’s total assets as of December 31, 2019, and related depreciation and amortization comprised approximately 18% of total operating expenses for the year ended December 31, 2019.
KCS capitalizes costs for self-constructed additions and improvements to property including direct labor and material, indirect costs, and interest during long-term construction projects. Direct costs are charged to capital projects based on the work performed and the material used. Indirect costs are allocated to capital projects as a standard percentage, which is evaluated annually, and applied to direct labor and material costs. Asset removal activities are performed in conjunction with replacement activities; therefore, removal costs are estimated based on a standard percentage of direct labor and indirect costs related to capital replacement projects. For purchased assets, all costs necessary to make the asset ready for its intended use are capitalized. Expenditures that significantly increase asset values, productive capacity, efficiency, safety or extend useful lives are capitalized. Repair and maintenance costs are expensed as incurred.
Property and equipment are carried at cost and are depreciated primarily on the group method of depreciation, which the Company believes closely approximates a straight line basis over the estimated useful lives of the assets measured in years. The group method of depreciation applies a composite rate to classes of similar assets rather than to individual assets. Composite depreciation rates are based upon the Company’s estimates of the expected average useful lives of assets as well as expected net salvage value at the end of their useful lives. In developing these estimates, the Company utilizes periodic depreciation studies performed by an independent engineering firm. Depreciation rate studies are performed at least every three years for equipment and at least every six years for road property (rail, ties, ballast, etc.). The depreciation studies take into account factors such as:

•	Statistical analysis of historical patterns of use and retirements of each asset class;

•	Evaluation of any expected changes in current operations and the outlook for the continued use of the assets;

•	Evaluation of technological advances and changes to maintenance practices;

•	Historical and expected salvage to be received upon retirement;

•	Review of accounting policies and assumptions; and

•	Industry precedents and trends.
The depreciation studies may also indicate that the recorded amount of accumulated depreciation is deficient or in excess of the amount indicated by the study. Any such deficiency or excess is amortized as a component of depreciation expense over the remaining useful lives of the affected asset class, as determined by the study. The Company also monitors these factors in non-study years to determine if adjustments should be made to depreciation rates. The Company completed depreciation studies for KCSR and KCSM in 2019. The impacts of the studies were immaterial to the consolidated financial results for all periods.
Also under the group method of depreciation, the cost of railroad property and equipment (net of salvage or sales proceeds) retired or replaced in the normal course of business is charged to accumulated depreciation with no gain or loss recognized. Actual historical costs are retired when available, such as with equipment costs. The use of estimates in recognizing the retirement of roadway assets is necessary as it is impractical to track individual, homogeneous network-type assets. Certain types of roadway assets are retired using statistical curves derived from the depreciation studies that indicate the relative distribution of the age of the assets retired. For other roadway assets, historical costs are estimated by deflating current costs using inflation indices and the estimated useful life of the assets as determined by the depreciation studies. The indices applied to the replacement value are selected because they closely correlate with the major costs of the items comprising the roadway assets. Because of the number of estimates inherent in the depreciation and retirement processes and because it is impossible to precisely estimate each of these variables until a group of assets is completely retired, the Company continually monitors the estimated useful lives of its assets and the accumulated depreciation associated with each asset group to ensure the depreciation rates are appropriate.
Estimation of the average useful lives of assets and net salvage values requires management judgment. Estimated average useful lives may vary over time due to changes in physical use, technology, asset strategies and other factors that could have an impact on the retirement experience of the asset classes. Accordingly, changes in the assets’ estimated useful lives could significantly impact future periods’ depreciation expense. Depreciation and amortization expense for the year ended December 31, 2019 was $350.7 million. If the weighted average useful lives of assets were changed by one year, annual depreciation and amortization expense would change approximately $11.0 million.
Gains or losses on dispositions of land or non-group property and abnormal retirements of railroad property are recognized through income. A retirement of railroad property would be considered abnormal if the retirement meets each of the following conditions: (i) is unusual in nature, (ii) is significant in amount, and (iii) varies significantly from the retirement profile identified through the depreciation studies. For the year ended December 31, 2019, KCS recognized a loss of $134.2 million from asset impairments of certain locomotives and railcars as a result of the implementation of PSR. There were no other significant gains or losses from abnormal retirements of property or equipment for the years ended December 31, 2018 and 2017. Refer to Note 3, Restructuring Charges of the consolidated financial statements for more information.
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

Based on the above factors, as of December 31, 2019, the Company continues to believe that it is probable that the Concession will be renewed for an additional 50-year term beyond the current term.
Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value would be reduced to the estimated fair value. Future cash flow estimates for an impairment review would be based on the lowest level of identifiable cash flows, which are the Company’s U.S. and Mexican operations. Other than the abnormal impairments related to the implementation of PSR, management did not identify any indicators of impairment for the years ended December 31, 2019 and 2018.

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
Management believes that the assumptions and estimates related to the provision for income taxes are critical to the Company’s results of operations. For the year ended December 31, 2019, income tax expense totaled $247.6 million. For every 1% change in the 2019 effective rate, income tax expense would have changed by approximately $7.9 million. For further information on the impact of foreign exchange fluctuation on income taxes, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk — Foreign Exchange Sensitivity.

OTHER MATTERS
Litigation. Occasionally, the Company is a party to various legal proceedings, regulatory examinations, investigations, administrative actions, and other legal matters, arising for the most part in the ordinary course of business, incidental to its operations. Included in these proceedings are various tort claims brought by current and former employees for job-related injuries and by third parties for injuries related to railroad operations. KCS aggressively defends these matters and has established liability provisions that management believes are adequate to cover expected costs. The outcome of litigation and other legal matters is always uncertain. KCS believes it has valid defenses to the legal matters currently pending against it, is defending itself vigorously, and has recorded accruals determined in accordance with U.S. GAAP, where appropriate. In making a determination regarding accruals, using available information, KCS evaluates the likelihood of an unfavorable outcome in legal or regulatory proceedings to which it is a party to and records a loss contingency when it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. These subjective determinations are based on the status of such legal or regulatory proceedings, the merits of KCS’s defenses and consultation with legal counsel. Actual outcomes of these legal and regulatory proceedings may materially differ from the current estimates. It is possible that resolution of one or more of the legal matters currently pending or threatened could result in losses material to KCS’s consolidated results of operations, liquidity or financial condition.
Although it is not possible to predict the outcome of any legal proceeding, in the opinion of the Company’s management, other than as described in Note 18, Commitments and Contingencies of the consolidated financial statements, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial statements.
Inflation. U.S. generally accepted accounting principles require the use of historical cost, which does not reflect the effects of inflation on the replacement cost of property. Due to the capital intensive nature of KCS’s business, the replacement cost of these assets would be significantly higher than the amounts reported under the historical cost basis.
Recent Accounting Pronouncements. Refer to Note 2, Significant Accounting Policies of the consolidated financial statements for information relative to recent accounting pronouncements.

Regulatory Updates
USMCA. On January 16, 2020, the U.S. Senate approved the “USMCA Implementation Act” that had been approved by the U.S. House of Representatives on December 19, 2019. This legislation will now be sent to President Trump for signature. The agreement will not go into full effect until Canada gives its approval. Mexico passed the revised deal in December 2019.
North American trade is important to the Company and its business. The Company believes completion of the USMCA approval process and implementation of the agreement should create more certainty about such trade going forward, improving the cross-border environment in which the Company operates.
U.S. Tariff Imposition on Imports. The administration of U.S. President Donald J. Trump has implemented new U.S. tariffs that could impact global commerce. U.S. trading partners have responded by announcing retaliatory tariffs on some U.S. exports. At this time, the Company cannot determine the impacts these tariffs will have on the Company’s consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
KCS is exposed to certain market risks including interest rate, commodity, and foreign exchange risks and utilizes various financial instruments that have certain inherent market risks. These instruments have been entered into for hedging rather than trading purposes. The following information, together with information included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data — Note 12, Derivative Instruments, describe the key aspects of certain financial instruments that have market risk to KCS.
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
Interest Rate Sensitivity. The Company is subject to interest rate risk associated with its debt. Changes in interest rates impact the fair value of outstanding fixed-rate debt, but there is no impact to current earnings or cash flow. Based upon the borrowing rates available to KCS and its subsidiaries for indebtedness with similar terms and average maturities, the fair value of long-term debt was approximately $3,535.7 million and $2,661.3 million at December 31, 2019 and 2018, respectively, compared with a carrying value of $3,246.0 million and $2,689.4 million at December 31, 2019 and 2018, respectively.
Alternatively, changes in interest rates do not affect the fair value of variable rate debt, but affect future earnings and cash flows. The Company's floating-rate indebtedness includes commercial paper borrowings, and any outstanding borrowings under revolving credit facilities. At December 31, 2019 and 2018, KCS had no commercial paper or revolving credit facility borrowings outstanding.
Commodity Price Sensitivity. KCS periodically participates in diesel fuel purchase commitments and derivative financial instruments. At December 31, 2019 and 2018, KCS did not have any outstanding fuel derivative financial instruments. The Company also holds fuel inventories for use in operations. These inventories are not material to KCS’s overall financial position. Fuel costs are expected to reflect market conditions in 2020; however, fuel costs are unpredictable and subject to a variety of factors outside the Company’s control. Assuming annual consumption of 133 million gallons, a hypothetical 10 cent change in the price per gallon of fuel would cause a $13.3 million change in operating expenses. KCS mitigates the impact of increased fuel costs through fuel surcharge revenues from customers; however, in a period of volatile fuel prices or changing customer business mix, changes in fuel expense and fuel surcharge revenue may differ.
Foreign Exchange Sensitivity. KCS’s foreign subsidiaries use the U.S. dollar as their functional currency; however, a portion of the foreign subsidiaries’ revenues and expenses is denominated in Mexican pesos. Based on the volume of revenue and expense transactions denominated in Mexican pesos, revenue and expense fluctuations have historically offset.
The Company has exposure to fluctuations in the value of the Mexican peso against the U.S. dollar due to its monetary assets and liabilities that are denominated in Mexican pesos. Monetary assets and liabilities include cash, accounts receivable and payable and other items that will convert to cash in the future and are remeasured into dollars using the current exchange rate. The remeasurement and settlement of monetary assets and liabilities is recognized in the consolidated statements of income as foreign exchange gains and losses. At December 31, 2019, the Company had Ps.1,956.9 million of net monetary assets denominated in Mexican pesos, as monetary assets exceeded monetary liabilities.
The following table presents the potential impacts to the consolidated statements of income that would result from a hypothetical change in the exchange rate of one Mexican peso per U.S. dollar at December 31, 2019:

	Hypothetical Change in Exchange Rate	Amount of Gain (Loss)	Affected Line Item in the Consolidated Statements of Income
Net monetary assets denominated in Mexican pesos at December 31, 2019:
Ps.1,956.9 million	From Ps.18.8 to Ps.19.8	($5.2 million)	Foreign exchange gain (loss)
Ps.1,956.9 million	From Ps.18.8 to Ps.17.8	$5.8 million	Foreign exchange gain (loss)

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
The following table presents the potential impacts to the effective income tax rate and income tax expense that would result from a hypothetical change in the exchange rate of one Mexican peso at December 31, 2019:

Hypothetical Change in Exchange Rate	Increase (Decrease) in Effective Income Tax Rate	Amount of Expense (Benefit)	Affected Line Item in the Consolidated Statements of Income
From Ps.18.8 to Ps.19.8	(2.0%)	($15.7 million)	Income tax expense (benefit)
From Ps.18.8 to Ps.17.8	2.2%	$17.5 million	Income tax expense (benefit)
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
At December 31, 2019, the Company had outstanding foreign currency forward contracts with an aggregate notional amount of $105.0 million, which matured during January 2020 and obligated the Company to purchase a total of Ps.2,041.2 million at a weighted-average exchange rate of Ps.19.4 to each U.S. dollar. During January 2020, the Company entered into offsetting contracts with an aggregate notional amount of $108.6 million, which matured during January 2020 and obligated the Company to sell a total of Ps.2,041.2 million at a weighted-average exchange rate of Ps.18.8 to each U.S. dollar. Given the settlement during January 2020, the Company believes there was minimal market risk associated with these contracts at December 31, 2019.
During January 2020, the Company entered into several foreign currency forward contracts with an aggregate notional amount of $250.0 million maturing in February 2020. These contracts obligate the Company to purchase a total of
Ps.4,751.5 million at a weighted-average exchange rate of Ps.19.0 to each U.S. dollar.
The following table presents the potential impacts to the consolidated statements of income that would result from a hypothetical change in the exchange rate of one Mexican peso at maturity date for the foreign currency forward contracts entered into during January 2020:

Aggregate notional amount:	Hypothetical Change in Exchange Rate	Amount of Gain (Loss)	Affected Line Item in the Consolidated Statements of Income
$250.0 million	From Ps.19.0 to Ps.20.0	($12.5 million)	Foreign exchange gain (loss)
$250.0 million	From Ps.19.0 to Ps.18.0	$13.9 million	Foreign exchange gain (loss)
The Company has not designated these foreign currency derivative instruments as hedging instruments for accounting purposes. The foreign currency derivative instruments will be measured at fair value each period and any change in fair value will be recognized in foreign exchange gain (loss) within the consolidated statements of income.

Item 8.	Financial Statements and Supplementary Data
Index to Consolidated Financial Statements

Page
Management’s Report on Internal Control Over Financial Reporting	45
Report of Independent Registered Public Accounting Firm on the Company’s Consolidated Financial Statements and Internal Control over Financial Reporting as of and for the two years ended December 31, 2019 and 2018	46
Report of Independent Registered Public Accounting Firm on the Company’s Consolidated Financial Statements for the year ended December 31, 2017	48
Consolidated Statements of Income for each of the Three Years in the period ended December 31, 2019	49
Consolidated Statements of Comprehensive Income for each of the Three Years in the period ended December 31, 2019	50
Consolidated Balance Sheets at December 31, 2019 and 2018	51
Consolidated Statements of Cash Flows for each of the Three Years in the period ended December 31, 2019	52
Consolidated Statements of Changes in Equity for each of the Three Years in the period ended December 31, 2019	53
Notes to Consolidated Financial Statements	54
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
Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013) (commonly referred to as the COSO Framework). Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019, based on the criteria outlined in the COSO Framework.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which immediately follows this report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Kansas City Southern

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kansas City Southern and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Capitalization of Self-Constructed Additions and Improvements to Property and Equipment (including Concession Assets)

As described in Note 2 to the consolidated financial statements, the Company’s capitalized costs include costs for self-constructed additions and improvements to property including direct labor and material, indirect costs, and interest during long-term construction projects. Expenditures that significantly increase asset values, productive capacity, efficiency, safety, or extend useful lives are capitalized. Indirect costs are allocated to capital projects as a standard percentage, which is evaluated annually, and applied to direct labor and material costs. For the year-ended December 31, 2019, the Company capitalized costs of $584.3 million.

The principal considerations for our determination that performing procedures relating to capitalization of self-constructed additions and improvements to property and equipment (including concession assets) is a critical audit matter are there was significant judgment by management to identify costs to capitalize, including which indirect costs relate to track structure and other self-constructed property, and the application of these indirect costs to capital projects. This in turn led to significant auditor judgment, subjectivity, and effort in performing procedures and evaluating the capitalization of costs to property and equipment (including concession assets).

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to capitalization of costs. These procedures also included, among others, testing management’s process to identify which costs are capitalized and evaluating the reasonableness of assumptions used by management to determine which indirect costs relate to track structure and other self-constructed property and the application of those costs to capital projects.

/s/PricewaterhouseCoopers LLP
Kansas City, Missouri
January 24, 2020

We have served as the Company’s auditor since 2017.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Kansas City Southern:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of income, comprehensive income, changes in equity, and cash flows of Kansas City Southern and subsidiaries (the Company) for the year ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP
We served as the Company’s auditor from 2001 to 2018.
Kansas City, Missouri
January 26, 2018

Kansas City Southern and Subsidiaries
Consolidated Statements of Income
Years Ended December 31,

	2019	2018	2017
	(In millions, except share and per share amounts)
Revenues	$2,866.0	$2,714.0	$2,582.9
Operating expenses:
Compensation and benefits	529.1	495.7	493.8
Purchased services	219.2	200.7	193.7
Fuel	340.4	348.2	316.1
Mexican fuel excise tax credit	—	(37.7)	(44.1)
Equipment costs	108.6	126.1	129.2
Depreciation and amortization	350.7	346.7	320.9
Materials and other	262.9	265.9	251.7
Restructuring charges	168.8	—	—
Gain on insurance recoveries related to hurricane damage	—	(17.9)	—
Total operating expenses	1,979.7	1,727.7	1,661.3
Operating income	886.3	986.3	921.6
Equity in net earnings of affiliates	1.0	2.6	11.5
Interest expense	(115.9)	(110.0)	(100.2)
Debt retirement costs	(1.1)	(2.2)	—
Foreign exchange gain	17.1	7.8	41.7
Other income (expense), net	1.0	2.4	(0.3)
Income before income taxes	788.4	886.9	874.3
Income tax expense (benefit)	247.6	257.5	(89.6)
Net income	540.8	629.4	963.9
Less: Net income attributable to noncontrolling interest	1.9	2.0	1.9
Net income attributable to Kansas City Southern and subsidiaries	538.9	627.4	962.0
Preferred stock dividends	0.2	0.2	0.2
Net income available to common stockholders	$538.7	$627.2	$961.8

Earnings per share:
Basic earnings per share	$5.42	$6.16	$9.18
Diluted earnings per share	$5.40	$6.13	$9.16

Average shares outstanding (in thousands):
Basic	99,316	101,852	104,728
Potentially dilutive common shares	431	418	312
Diluted	99,747	102,270	105,040

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31,

	2019	2018	2017
	(In millions)
Net income	$540.8	$629.4	$963.9
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate derivative instruments during the period, net of tax of $(4.9) million, $1.0 million and $(2.2) million	(18.9)	2.6	(3.4)
Reclassification adjustment from cash flow hedges included in net income, net of tax of less than $0.1 million	0.2	—	—
Foreign currency translation adjustments, net of tax of $3.8 million for 2017	0.5	0.1	(3.3)
Other comprehensive income (loss)	(18.2)	2.7	(6.7)
Comprehensive income	522.6	632.1	957.2
Less: comprehensive income attributable to noncontrolling interest	1.9	2.0	1.9
Comprehensive income attributable to Kansas City Southern and subsidiaries	$520.7	$630.1	$955.3

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Balance Sheets
December 31,

	2019	2018
	(In millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$148.8	$100.5
Accounts receivable, net	274.2	301.2
Materials and supplies	150.6	160.3
Other current assets	155.0	73.4
Total current assets	728.6	635.4
Operating lease right-of-use assets	158.4	—
Investments	47.6	44.9
Property and equipment (including concession assets), net	8,806.3	8,691.1
Other assets	45.9	98.4
Total assets	$9,786.8	$9,469.8
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$18.0	$10.1
Accounts payable and accrued liabilities	473.3	436.9
Total current liabilities	491.3	447.0
Long-term operating lease liabilities	85.7	—
Long-term debt	3,228.0	2,679.3
Deferred income taxes	1,128.0	1,079.9
Other noncurrent liabilities and deferred credits	107.9	130.9
Total liabilities	5,040.9	4,337.1
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued; 222,625 and 228,395 shares outstanding at December 31, 2019 and 2018, respectively	5.6	5.7
$.01 par, common stock, 400,000,000 shares authorized, 123,352,185 shares issued; 96,115,669 and 100,896,678 shares outstanding at December 31, 2019 and 2018, respectively	1.0	1.0
Additional paid-in capital	843.7	946.6
Retained earnings	3,601.3	3,870.6
Accumulated other comprehensive loss	(29.1)	(10.9)
Total stockholders’ equity	4,422.5	4,813.0
Noncontrolling interest	323.4	319.7
Total equity	4,745.9	5,132.7
Total liabilities and equity	$9,786.8	$9,469.8

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,

	2019	2018	2017
	(In millions)
Operating activities:
Net income	$540.8	$629.4	$963.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	350.7	346.7	320.9
Deferred income taxes	53.1	91.7	(301.3)
Equity in net earnings of affiliates	(1.0)	(2.6)	(11.5)
Share-based compensation	23.1	20.4	18.2
Distributions from affiliates	7.0	5.5	12.5
Settlement of foreign currency derivative instruments	11.9	13.9	(10.8)
Gain on foreign currency derivative instruments	(14.1)	(6.3)	(38.2)
Restructuring charges	168.8	—	—
Cash payments for restructuring charges	(6.3)	—	—
Settlement of treasury lock agreements	(25.8)	—	—
Gain on insurance recoveries related to hurricane damage	—	(17.9)	—
Insurance proceeds related to hurricane damage	—	17.9	—
Deemed mandatory repatriation tax	—	(18.7)	41.3
Changes in working capital items:
Accounts receivable	36.4	(68.4)	(46.7)
Materials and supplies	0.5	(4.5)	1.4
Other current assets	(56.8)	(41.1)	(68.6)
Accounts payable and accrued liabilities	10.5	(18.2)	160.4
Other, net	4.7	(2.1)	(13.1)
Net cash provided by operating activities	1,103.5	945.7	1,028.4
Investing activities:
Capital expenditures	(587.2)	(520.3)	(585.4)
Purchase or replacement of assets under operating leases	(39.0)	(98.9)	(42.6)
Property investments in MSLLC	(27.5)	(26.1)	(26.0)
Investments in and advances to affiliates	(36.7)	(19.2)	(20.4)
Insurance proceeds related to hurricane damage	—	7.6	—
Proceeds from disposal of property	22.1	8.7	8.8
Other, net	(8.0)	(3.7)	(15.5)
Net cash used for investing activities	(676.3)	(651.9)	(681.1)
Financing activities:
Net short-term borrowings	—	(348.1)	159.0
Proceeds from issuance of long-term debt	847.5	499.4	—
Repayment of long-term debt	(285.0)	(81.5)	(25.4)
Dividends paid	(144.3)	(147.5)	(142.5)
Shares repurchased	(792.5)	(243.5)	(375.6)
Debt issuance and retirement costs paid	(11.6)	(8.0)	—
Proceeds from employee stock plans	7.0	1.8	0.7
Net cash used for financing activities	(378.9)	(327.4)	(383.8)
Cash and cash equivalents:
Net increase (decrease) during each year	48.3	(33.6)	(36.5)
At beginning of year	100.5	134.1	170.6
At end of year	$148.8	$100.5	$134.1
Supplemental cash flow information
Non-cash investing and financing activities:
Capital expenditures and purchase or replacement of assets under operating lease accrued but not yet paid at end of year	$24.0	$26.9	$34.9
Other investing activities accrued but not yet paid at the end of the year	31.2	53.8	56.7
Non-cash asset acquisitions	0.5	0.7	0.1
Dividends accrued but not yet paid at end of year	39.0	36.6	37.2
Cash payments:
Interest paid, net of amounts capitalized	$110.5	$105.0	$97.9
Income tax payments, net of refunds	170.5	221.0	51.1
See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Changes in Equity
(in millions, except per share amounts)

	$25 Par Preferred Stock	$.01 Par Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss		Non- controlling Interest	Total

Balance at December 31, 2016	$6.1	$1.1	$954.8	$3,134.1	$(6.2)		$314.6	$4,404.5
Cumulative-effect adjustment due to adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting			1.3	1.2				2.5
Net income				962.0			1.9	963.9
Other comprehensive loss					(6.7)			(6.7)
Dividends on common stock ($1.38/share)				(144.2)				(144.2)
Dividends on $25 par preferred stock ($1.00/share)				(0.2)				(0.2)
Share repurchases		(0.1)	(34.0)	(341.5)				(375.6)
Options exercised and stock subscribed, net of shares withheld for employee taxes			3.0					3.0
Share-based compensation			18.2					18.2
Balance at December 31, 2017	6.1	1.0	943.3	3,611.4	(12.9)		316.5	4,865.4
Reclassification due to adoption of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income				0.7	(0.7)			—
Net income				627.4			2.0	629.4
Other comprehensive income					2.7			2.7
Contributions from noncontrolling interest						—	1.2	1.2
Dividends on common stock ($1.44/share)				(146.7)				(146.7)
Dividends on $25 par preferred stock ($1.00/share)				(0.2)				(0.2)
Share repurchases	(0.4)	—	(21.1)	(222.0)				(243.5)
Options exercised and stock subscribed, net of shares withheld for employee taxes			4.0					4.0
Share-based compensation			20.4					20.4
Balance at December 31, 2018	5.7	1.0	946.6	3,870.6	(10.9)		319.7	5,132.7
Net income				538.9			1.9	540.8
Other comprehensive loss					(18.2)			(18.2)
Contributions from noncontrolling interest							1.8	1.8
Dividends on common stock ($1.48/share)				(146.5)				(146.5)
Dividends on $25 par preferred stock ($1.00/share)				(0.2)				(0.2)
Share repurchases	(0.1)	—	(48.4)	(661.5)				(710.0)
Forward contract for accelerated share repurchases			(82.5)					(82.5)
Options exercised and stock subscribed, net of shares withheld for employee taxes			4.1					4.1
Share-based compensation			23.9					23.9
Balance at December 31, 2019	$5.6	$1.0	$843.7	$3,601.3	$(29.1)		$323.4	$4,745.9

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
The KCSM Concession. KCSM holds a concession (the “Concession”) from the Mexican government until June 2047 (exclusive service through 2027, subject to certain trackage and haulage rights granted to other concessionaires), which is renewable under certain conditions for additional periods of up to 50 years under the Concession. The Concession is to provide freight transportation services over north-east rail lines which are a primary commercial corridor of the Mexican railroad system. KCSM has the right to use, but does not own, all track and buildings that are necessary for the rail lines’ operation. KCSM is required to pay the Mexican government an annual concession duty equal to 1.25% of gross revenues during the Concession period.
Employees and Labor Relations. KCSR participates in industry-wide multi-employer bargaining as a member of the National Carriers’ Conference Committee, as well as local bargaining for agreements that are limited to KCSR's property. Approximately 70% of KCSR employees are covered by collective bargaining agreements.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

KCSM Servicios union employees are covered by one labor agreement, which was signed on April 16, 2012, between KCSM Servicios and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (“Mexican Railroad Union”), and which remains in effect during the period of the Concession, for the purpose of regulating the relationship between the parties. Approximately 75% of KCSM Servicios employees are covered by this labor agreement.
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
Adoption of the new standard resulted in $175.2 million of additional right-of-use lease assets and lease liabilities as of January 1, 2019. The new standard did not have a significant impact on the consolidated statements of income. See Note 5, Leases for additional information.
Use of Estimates. The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include those related to the recoverability and useful lives of assets and income taxes. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates.
Revenue Recognition. The primary performance obligation for the Company is to move customers’ freight from an origin to a destination. A performance obligation is created when a customer under a transportation contract or public tariff submits a bill of lading for the transport of goods. The Company recognizes revenue proportionally as a shipment moves from origin to destination, using the distance shipped to measure progress, as the customer simultaneously receives and consumes the benefit over time. Related expenses are recognized as incurred. Revenue associated with in-transit shipments at period end is

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

recognized based on the distance shipped as of the balance sheet date. Payment is received at the time or shortly after the performance obligation is satisfied.
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
Accounts Receivable, net. Accounts receivable are net of an allowance for uncollectible accounts as determined by historical experience and adjusted for economic uncertainties or known trends. Accounts are charged to the allowance when a customer enters bankruptcy, when an account has been transferred to a collection agent or submitted for legal action, or when a customer is significantly past due and all available means of collection have been exhausted. At December 31, 2019 and 2018, the allowance for doubtful accounts was $7.0 million and $4.1 million, respectively. For the years ended December 31, 2019, 2018 and 2017, bad debt expense was $0.4 million, $0.3 million and $1.6 million, respectively.
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
Property and Equipment (including Concession Assets). KCS capitalizes costs for self-constructed additions and improvements to property including direct labor and material, indirect costs, and interest during long-term construction projects. For purchased assets, all costs necessary to make the asset ready for its intended use are capitalized. Expenditures that significantly increase asset values, productive capacity, efficiency, safety or extend useful lives are capitalized. Repair and maintenance costs are expensed as incurred.
Property and equipment are carried at cost and are depreciated primarily on the group method of depreciation, which the Company believes closely approximates a straight line basis over the estimated useful lives of the assets measured in years. The group method of depreciation applies a composite rate to classes of similar assets rather than to individual assets. Composite depreciation rates are based upon the Company’s estimates of the expected average useful lives of assets as well as expected net salvage value at the end of their useful lives. In developing these estimates, the Company utilizes periodic depreciation studies performed by an independent engineering firm. Depreciation rate studies are performed at least every three years for equipment and at least every six years for road property (rail, ties, ballast, etc.). The Company performed depreciation studies for KCSR and KCSM in 2019. The impacts of the studies were immaterial to the consolidated financial results for all periods.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Under the group method of depreciation, the cost of railroad property and equipment (net of salvage or sales proceeds) retired or replaced in the normal course of business is charged to accumulated depreciation with no gain or loss recognized. Gains or losses on dispositions of land or non-group property and abnormal retirements of railroad property are recognized through income. A retirement of railroad property would be considered abnormal if the cause of the retirement is unusual in nature, is significant in amount, and varies significantly from the retirement profile identified through the depreciation studies.
Costs incurred by the Company to acquire the Concession rights and related assets, as well as subsequent improvements to the Concession assets, are capitalized and amortized using the group method of depreciation over the lesser of the current expected Concession term, including probable renewal of an additional 50-year term, or the estimated useful lives of the assets and rights.
Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value would be reduced to the estimated fair value. Future cash flow estimates for an impairment review would be based on the lowest level of identifiable cash flows, which are the Company’s U.S. and Mexican operations. Other than the abnormal impairments related to the implementation of Precision Scheduled Railroading (“PSR”), management did not identify any indicators of impairment for the years ended December 31, 2019 and 2018.
Leases. The Company leases transportation equipment, as well as office and other operating facilities, under various finance and operating leases. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the implicit rate is not readily determinable in most of the Company’s lease agreements, the Company uses its estimated secured incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease expense is recognized on a straight-line basis over the lease term.
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
Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in business combinations. As of December 31, 2019 and 2018, the goodwill balance was $13.2 million, which is included in other assets in the consolidated balance sheets. Goodwill is not amortized, but is reviewed at least annually, or more frequently as indicators warrant, for impairment. An impairment loss would be recognized to the extent that the carrying amount exceeds the reporting units’ fair values. The Company performed its annual impairment review for goodwill as of November 30, 2019 and 2018, and concluded there was no impairment.
Investments and Impairment. The Company reviews equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable in accordance with generally accepted accounting principles. This determination requires significant judgment. In making this judgment, the Company considers available quantitative and qualitative evidence in evaluating potential impairment of these investments. If it is determined that an indicator of impairment exists, the Company assesses whether the carrying value exceeds the fair value of the asset. If the carrying value of the investment exceeds its fair value, the Company will evaluate, among other factors, general market conditions, the duration and extent to which the carrying value is greater than the fair value, and KCS’s intent and ability to hold, or plans to sell, the investment. The Company also considers specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge will be recorded and a new carrying basis in the investment will be established. No impairment charges were recognized during the years ended December 31, 2019, 2018 and 2017.

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
Environmental Liabilities. The Company recognizes liabilities for remediation and restoration costs when the Company’s obligation is probable and the costs can be reasonably estimated. Costs of future expenditures for environmental remediation and restoration are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Costs of ongoing compliance activities related to current operations are expensed as incurred.
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Treasury Stock. The excess of repurchase price over par value of shares held in treasury is allocated between additional paid-in capital and retained earnings.
New Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses.” The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets, including trade receivables. The new standard will become effective for the Company beginning with the first quarter 2020 and will not have a material impact on the Company’s consolidated financial statements.

Note 3. Restructuring Charges
The Company is implementing certain principles of PSR, which focus on providing reliable customer service, facilitating growth, improving asset utilization, and improving the cost profile of the Company. As a result of the PSR initiatives, management approved four separate restructuring plans during 2019, which resulted in restructuring charges of $168.8 million. Management approved the fourth restructuring plan during the fourth quarter of 2019, which coincided with the preparation of the Company’s annual financial statements, and recognized restructuring charges of $38.3 million in the consolidated statements of income.
Expenses related to these initiatives are shown in the following table (in millions):

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year-to-Date
Restructuring charges:
Asset impairments	$62.5	$50.7	$8.6	$36.0	$157.8
Workforce reduction	3.2	—	3.4	0.4	$7.0
Contract restructuring	1.8	0.3	—	1.9	$4.0
Total restructuring charges	$67.5	$51.0	$12.0	$38.3	$168.8

Asset Impairments. The Company committed to plans to dispose of certain locomotives and freight cars to increase operational fluidity, reduce maintenance expense, and improve labor and fuel efficiency. Accordingly, the Company performed an impairment analysis to adjust the carrying amount of each asset to the lower of its depreciated book value or its estimated fair value, less costs to dispose, and stopped recognizing depreciation expense. During 2019, the Company sold 66 of 127 locomotives and 1,467 of 2,011 freight cars identified under the plans. The carrying amount of the remaining assets held for sale of $11.3 million is classified as other current assets within the consolidated balance sheets at December 31, 2019. Additionally, the Company wrote off parts inventory associated with the locomotive and freight car models that were disposed.
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

Note 4. Mexican Fuel Excise Tax Credit
Fuel purchases in Mexico are subject to an excise tax that is included in the price of fuel. Through April 29, 2019, the Company was eligible for a credit for the excise tax included in the price of fuel that is purchased and consumed in locomotives and certain work equipment in Mexico. For years 2018 and 2017, the Mexican fuel excise tax credit (“IEPS credit”) was utilized and realized through the offset of the total annual Mexico income tax liability and income tax withholding payment

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

obligations of KCSM, with no carryforward to future periods and recognized as a benefit in operating expenses on the consolidated statements of income.
In December 2018, the Mexican government enacted changes in the tax law effective January 1, 2019 (“Mexico 2019 Tax Reform”), which, among other things, for 2019 eliminated the option to monetize the IEPS credit by offsetting income tax withholding payment obligations. As a result, the Company is allowed to offset the 2019 IEPS credit only against its Mexico corporate income tax liability on the 2019 annual income tax return. The elimination of the option to apply the IEPS credit to income tax withholding payment obligations required the Company to recognize the IEPS credit as a reduction of income tax expense rather than a reduction of operating expenses for 2019.
On April 29, 2019, the Servicio de Administración Tributaria (the “SAT”), the Mexican equivalent of the IRS, published the Miscellaneous Fiscal Resolution for 2019 (“2019 Resolution”), which eliminated the Company’s eligibility for the IEPS credit effective beginning April 30, 2019. During the period of eligibility in 2019, the Company generated IEPS credits resulting in a $12.8 million net tax benefit, which was recognized as a reduction to income tax expense within the consolidated statements of income for the year ended December 31, 2019.

Note 5. Leases

Leases	Classification	December 31, 2019 (in millions)
Assets
Operating	Operating lease right-of-use assets	$158.4
Finance	Property and equipment (including Concession assets), net	8.7
Total leased assets		$167.1

Liabilities
Current
Operating	Accounts payable and accrued liabilities	$45.4
Finance	Long-term debt due within one year	1.9
Noncurrent
Operating	Long-term operating lease liabilities	85.7
Finance	Long-term debt	6.8
Total lease liabilities		$139.8

		Year ended
Lease Cost	Classification	December 31, 2019 (in millions)
Operating lease cost:
	Equipment costs	$43.0
	Materials and other	10.7
Finance lease cost:
Amortization of finance lease assets	Depreciation and amortization	2.7
Interest on lease liabilities	Interest expense	1.1
Total lease cost		$57.5

Cash Flow Information
Cash paid for operating leases included in operating activities	$58.7
Cash paid for finance leases included in operating activities	1.1
Cash paid for finance leases included in financing activities	2.7
Right-of-use assets obtained in exchange for operating lease liabilities	35.2

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Lease Term and Discount Rate	Weighted-Average Remaining Lease Term (years)	Weighted-Average Discount Rate
Operating leases	4.9	3.9%
Finance leases	3.9	11.1%

Remaining Maturities of Lease Liabilities Year Ending December 31 (in millions),	Operating Leases	Finance Leases
2020	$50.3	$2.7
2021	31.0	2.7
2022	22.0	2.7
2023	16.2	2.4
2024	13.7	0.1
Thereafter	8.4	—
Total lease payments	141.6	10.6
Less imputed interest	10.5	1.9
Total	$131.1	$8.7

As of December 31, 2019, the Company had additional operating leases that have not yet commenced of $3.3 million, which will commence during fiscal year 2020, and carry lease terms of 5 years.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Note 6. Revenue
Disaggregation of Revenue
The following table presents revenues disaggregated by the major commodity groups as well as the product types included within the major commodity groups (in millions). The Company believes disaggregation by product type best depicts how cash flows are affected by economic factors. See Note 20, Geographic Information in the consolidated financial statements for revenues by geographical area.

	Years ended December 31,
	2019 (ASC 606)	2018 (ASC 606)	2017 (ASC 605)
Chemical & Petroleum
Chemicals	$246.9	$236.3	$225.1
Petroleum	341.8	241.9	186.0
Plastics	148.5	143.9	128.8
Total	737.2	622.1	539.9

Industrial & Consumer Products
Forest Products	261.4	268.0	255.8
Metals & Scrap	232.9	208.2	223.3
Other	116.1	114.8	109.2
Total	610.4	591.0	588.3

Agriculture & Minerals
Grain	298.4	289.9	278.1
Food Products	149.4	145.7	151.1
Ores & Minerals	25.0	20.9	19.9
Stone, Clay & Glass	33.5	29.9	28.3
Total	506.3	486.4	477.4

Energy
Utility Coal	126.9	117.3	166.3
Coal & Petroleum Coke	43.2	44.3	40.8
Frac Sand	27.4	37.4	51.8
Crude Oil	48.7	57.3	24.9
Total	246.2	256.3	283.8

Intermodal	370.2	382.8	363.8

Automotive	255.6	253.2	230.8

Total Freight Revenues	2,725.9	2,591.8	2,484.0

Other Revenue	140.1	122.2	98.9

Total Revenues	$2,866.0	$2,714.0	$2,582.9

Major customers
No individual customer makes up greater than 10% of total consolidated revenues.
Contract Balances
The amount of revenue recognized in 2019 from performance obligations partially satisfied in the previous year was $21.9 million. The performance obligations that were unsatisfied or partially satisfied as of December 31, 2019, were $17.7 million, which represents in-transit shipments that are fully satisfied the following month.
A receivable is any unconditional right to consideration, and is recognized as shipments have been completed and the relating performance obligation has been fully satisfied. At December 31, 2019 and 2018, the accounts receivable, net balance was $274.2 million and $301.2 million, respectively. Contract assets represent a conditional right to consideration in exchange for goods or services. The Company did not have any contract assets at December 31, 2019 and 2018.
Contract liabilities represent consideration received in advance from customers, and are recognized as revenue over time as the relating performance obligation is satisfied. The amount of revenue recognized in 2019 that was included in the opening contract liability balance was $32.4 million. The Company has recognized contract liabilities within the accounts payable and

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

accrued liabilities financial statement caption on the balance sheet. These are considered current liabilities as they will be settled in less than 12 months.
The following tables summarize the changes in contract liabilities (in millions):

Contract liabilities	Years ended December 31,
	2019 (ASC 606)	2018 (ASC 606)
Beginning balance	$32.4	$26.8
Revenue recognized that was included in the contract liability balance at the beginning of the period	(32.4)	(26.8)
Increases due to consideration received, excluding amounts recognized as revenue during the period	30.5	32.4
Ending balance	$30.5	$32.4

Note 7. Hurricane Harvey
In late August 2017, Hurricane Harvey made landfall on the Texas coast and caused flood damage to the Company’s track infrastructure and significantly disrupted the Company’s rail service. The Company filed a claim in the fourth quarter of 2017 under its insurance program for property damage, incremental expenses, and lost profits caused by Hurricane Harvey. In the third quarter of 2017, the Company recognized a receivable for probable insurance recovery offsetting the impact of incremental expenses recognized in the quarter. During 2018, the Company partially settled its insurance claim for $35.5 million. As a result of the nonrefundable partial settlement, the Company recognized gain on insurance recoveries of $17.9 million, net of the self-insured retention and insurance receivable. The Company received the nonrefundable cash proceeds of $25.5 million from the partial settlement in the fourth quarter of 2018. Final settlement of the insurance claim is dependent upon costs incurred with an ongoing bridge construction project expected to be completed in 2020.

Note 8. Earnings Per Share
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
The following table reconciles the basic earnings per share computation to the diluted earnings per share computation (in millions, except share and per share amounts):

	2019	2018	2017
Net income available to common stockholders for purposes of computing basic and diluted earnings per share	$538.7	$627.2	$961.8
Weighted-average number of shares outstanding (in thousands):
Basic shares	99,316	101,852	104,728
Effect of dilution	431	418	312
Diluted shares	99,747	102,270	105,040
Earnings per share:
Basic earnings per share	$5.42	$6.16	$9.18
Diluted earnings per share	$5.40	$6.13	$9.16

Potentially dilutive shares excluded from the calculation (in thousands):	2019	2018	2017
Stock options excluded as their inclusion would be anti-dilutive	121	117	150

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Note 9. Property and Equipment (including Concession Assets)
The following tables list the major categories of property and equipment, including Concession assets, as well as the weighted-average composite depreciation rate for each category (in millions):

As of December 31, 2019	Cost	Accumulated Depreciation	Net Book Value	Depreciation Rates for 2019
Land	$224.9	$—	$224.9	N/A
Concession land rights	141.1	(29.4)	111.7	1.0%
Rail and other track material	2,122.9	(373.3)	1,749.6	1.8-3.2%
Ties	1,738.4	(405.7)	1,332.7	1.4-5.0%
Grading	991.5	(179.4)	812.1	1.1%
Bridges and tunnels	823.8	(163.0)	660.8	1.2%
Ballast	835.6	(236.4)	599.2	2.2-4.7%
Other (a)	1,449.9	(438.5)	1,011.4	3.0%
Total road property	7,962.1	(1,796.3)	6,165.8	2.8%
Locomotives	1,593.9	(429.7)	1,164.2	5.2%
Freight cars	980.8	(196.6)	784.2	2.4%
Other equipment	77.9	(30.4)	47.5	4.5%
Total equipment	2,652.6	(656.7)	1,995.9	4.1%
Technology and other	345.1	(207.3)	137.8	16.3%
Construction in progress	170.2	—	170.2	N/A
Total property and equipment (including Concession assets)	$11,496.0	$(2,689.7)	$8,806.3	N/A
_____________

(a)	Other includes signals, buildings and other road assets.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

As of December 31, 2018	Cost	Accumulated Depreciation	Net Book Value	Depreciation Rates for 2018
Land	$219.3	$—	$219.3	N/A
Concession land rights	141.1	(27.9)	113.2	1.0%
Rail and other track material	2,064.4	(296.3)	1,768.1	2.4-2.9%
Ties	1,697.9	(465.6)	1,232.3	2.0-4.8%
Grading	978.2	(169.4)	808.8	0.9%
Bridges and tunnels	803.9	(153.8)	650.1	1.1%
Ballast	799.9	(223.9)	576.0	2.5-4.2%
Other (a)	1,367.2	(401.4)	965.8	3.2%
Total road property	7,711.5	(1,710.4)	6,001.1	2.8%
Locomotives	1,638.1	(436.3)	1,201.8	4.9%
Freight cars	1,034.1	(200.9)	833.2	2.7%
Other equipment	67.3	(29.0)	38.3	5.7%
Total equipment	2,739.5	(666.2)	2,073.3	4.1%
Technology and other	305.6	(173.9)	131.7	16.6%
Construction in progress	152.5	—	152.5	N/A
Total property and equipment (including Concession assets)	$11,269.5	$(2,578.4)	$8,691.1	N/A
_____________

(a)	Other includes signals, buildings and other road assets.
Concession assets, net of accumulated amortization of $678.1 million and $645.2 million, totaled $2,335.5 million and $2,260.4 million at December 31, 2019 and 2018, respectively.
Depreciation and amortization of property and equipment (including Concession assets) totaled $350.7 million, $346.7 million and $320.9 million, for 2019, 2018, and 2017, respectively.

Note 10. Other Balance Sheet Captions
Other Current Assets. Other current assets included the following items at December 31 (in millions):

	2019	2018
Refundable taxes	$67.3	$11.2
Advances to affiliates	47.3	6.3
Mexican fuel excise tax credit	—	30.9
Prepaid expenses	21.0	21.7
Other	19.4	3.3
Other current assets	$155.0	$73.4

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities included the following items at December 31 (in millions):

	2019	2018
Accounts payable	$157.1	$180.5
Income and other taxes	34.4	35.2
Accrued wages and vacation	79.0	60.9
Short-term operating lease liability	45.4	—
Derailments, personal injury and other claim provisions	38.5	44.0
Dividends payable	38.7	36.4
Contract liabilities	30.5	32.4
Interest payable	23.1	20.1
Other	26.6	27.4
Accounts payable and accrued liabilities	$473.3	$436.9

Note 11. Fair Value Measurements
The Company’s assets and liabilities recognized at fair value have been categorized based upon a fair value hierarchy as described in Note 2, Significant Accounting Policies. As of December 31, 2019, the Company’s derivative financial instruments are measured at fair value on a recurring basis and consist of foreign currency forward and option contracts, which are classified as Level 2 valuations. The Company determines the fair value of its derivative financial instrument positions based upon pricing models using inputs observed from actively quoted markets and also takes into consideration the contract terms as well as other inputs, including market currency exchange rates and in the case of option contracts, volatility, the risk-free interest rate and the time to expiration.
The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings. The carrying value of the short-term financial instruments approximates their fair value.
The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The carrying value of the Company’s debt was $3,246.0 million and $2,689.4 million at December 31, 2019 and 2018, respectively. If the Company’s debt were measured at fair value, the fair value measurements of the individual debt instruments would have been classified as Level 2 in the fair value hierarchy.
The fair value of the Company’s financial instruments is presented in the following table (in millions):

	December 31, 2019	December 31, 2018
	Level 2	Level 2
Assets
Foreign currency derivative instruments	$2.5	$0.3
Liabilities
Debt instruments	3,535.7	2,661.3
Treasury lock agreements	—	2.0

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Note 12. Derivative Instruments
The Company enters into derivative transactions in certain situations based on management’s assessment of current market conditions and perceived risks. Management intends to respond to evolving business and market conditions and in doing so, may enter into such transactions as deemed appropriate.
Credit Risk. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages this risk by limiting its counterparties to large financial institutions which meet the Company’s credit rating standards and have an established banking relationship with the Company. As of December 31, 2019, the Company did not expect any losses as a result of default of its counterparties.
Interest Rate Derivative Instruments. In May 2017, the Company executed four treasury lock agreements with an aggregate notional value of $275.0 million and a weighted-average interest rate of 2.85%. The purpose of the treasury locks was to hedge the U.S. Treasury benchmark interest rate associated with future interest payments related to the anticipated refinancing of the $275.0 million, 2.35% senior notes due May 15, 2020 (the “2.35% Senior Notes”). The Company designated the treasury locks as cash flow hedges and recorded unrealized gains and losses in accumulated other comprehensive loss. During the fourth quarter of 2019, KCS issued $425.0 million principal amount of 2.875% senior notes due November 15, 2029 (the “2.875% Senior Notes”), effectively completing the refinancing of the 2.35% Senior Notes, and settled the treasury lock agreements, resulting in cash paid of $25.8 million. This amount was included in accumulated other comprehensive loss and is being amortized to interest expense over the life of the new 2.875% Senior Notes, increasing the effective interest rate on the notes to 3.60%. The settlement and amortization associated with the treasury lock agreements are classified as operating activities within the consolidated statements of cash flows.
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
The foreign currency forward contracts involve the Company’s purchase of pesos at an agreed-upon weighted-average exchange rate to each U.S dollar. The zero-cost collars involve the Company’s purchase of a Mexican peso call option and a simultaneous sale of a Mexican peso put option, with equivalent U.S. dollar notional amounts for each option and no net cash premium paid by the Company. The Company’s foreign currency forward and zero-cost collar contracts are executed with counterparties in the U.S. and are governed by an International Swaps and Derivatives Association agreement that includes standard netting arrangements. Asset and liability positions from contracts with the same counterparty are net settled upon maturity/expiration and presented on a net basis in the consolidated balance sheets prior to settlement. There was no offsetting of derivative assets or liabilities in the consolidated balance sheets as of December 31, 2019 and 2018.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Below is a summary of the Company’s 2019, 2018 and 2017 foreign currency derivative contracts (amounts in millions, except Ps./USD):

Foreign currency forward contracts
	Contracts to purchase Ps./pay USD					Offsetting contracts to sell Ps./receive USD
	Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Cash received/(paid) on settlement
Contracts executed in 2019 and outstanding at December 31, 2019	$105.0	Ps.	2,041.2	Ps.	19.4	—	—		—		—
Contracts executed in 2019 and settled in 2019	$400.0	Ps.	7,892.5	Ps.	19.7	$410.7	Ps.	7,892.5	Ps.	19.2	$10.7
Contracts executed in 2018 and settled in 2019	$20.0	Ps.	410.9	Ps.	20.5	$20.9	Ps.	410.9	Ps.	19.6	$0.9
Contracts executed in 2016 and settled in 2017	$340.0	Ps.	6,207.7	Ps.	18.3	$287.0	Ps.	6,207.7	Ps.	21.6	$(53.0)

Foreign currency zero-cost collar contracts
	Notional amount	Cash received/(paid) on settlement
Contracts executed in 2018 and settled in 2019	$120.0		$0.3
Contracts executed in 2018 and settled in 2018	$220.0		$3.9
Contracts executed in 2017 and settled in 2018	$80.0		$10.0
Contracts executed in 2017 and settled in 2017	$450.0		$42.2

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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following table presents the fair value of derivative instruments included in the consolidated balance sheets at December 31 (in millions):

	Derivative Assets
	Balance Sheet Location	2019	2018
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$2.5	$—
Foreign currency zero-cost collar contracts	Other current assets	—	0.3
Total derivatives not designated as hedging instruments		2.5	0.3
Total derivative assets		$2.5	$0.3

	Derivative Liabilities
	Balance Sheet Location	2019	2018
Derivatives designated as hedging instruments:
Treasury lock agreements	Other noncurrent liabilities and deferred credits	—	2.0
Total derivatives designated as hedging instruments		—	2.0
Total derivative liabilities		$—	$2.0

The following tables present the effects of derivative instruments on the consolidated statements of income and consolidated statements of comprehensive income for the years ended December 31 (in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative			Location of Gain/(Loss) Reclassified from AOCI into Income	Amount of Gain/(Loss) Reclassified from AOCI into Income
	2019	2018	2017		2019	2018	2017
Treasury lock agreements	$(23.8)	$3.6	$(5.6)	Interest expense	$(0.2)	$—	$—
Total	$(23.8)	$3.6	$(5.6)		$(0.2)	$—	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		2019	2018	2017
Foreign currency forward contracts	Foreign exchange gain	$14.1	$—	$(11.9)
Foreign currency zero-cost collar contracts	Foreign exchange gain	—	6.3	50.1
Total		$14.1	$6.3	$38.2

See Note 11, Fair Value Measurements, for the determination of the fair values of derivatives.

Note 13. Short-Term Borrowings
Commercial Paper. The Company’s commercial paper program generally serves as the primary means of short-term funding. As of December 31, 2019, and 2018, KCS had no commercial paper outstanding. For the years ended December 31, 2019, 2018 and 2017, commercial paper borrowings were outstanding for less than 90 days and the related activity is presented on a net basis in the consolidated statements of cash flows.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Note 14. Long-Term Debt
Long-term debt at December 31 (in millions):

	2019			2018
	Principal	Unamortized Discount and Debt Issuance Costs	Net	Principal	Unamortized Discount and Debt Issuance Costs	Net
Revolving credit facilities, variable interest rate, due 2024	$—	$—	$—	$—	$—	$—
KCS 2.35% senior notes, due 2020	—	—	—	257.3	0.7	256.6
KCS 3.00% senior notes, due 2023	439.1	2.5	436.6	439.1	3.2	435.9
KCS 3.85% senior notes, due 2023	199.2	1.1	198.1	199.2	1.4	197.8
KCS 3.125% senior notes, due 2026	250.0	2.4	247.6	250.0	2.7	247.3
KCS 2.875% senior notes, due 2029	425.0	4.2	420.8	—	—	—
KCS 4.30% senior notes, due 2043	448.7	8.8	439.9	448.7	9.1	439.6
KCS 4.95% senior notes, due 2045	499.2	7.2	492.0	499.2	7.4	491.8
KCS 4.70% senior notes, due 2048	500.0	6.0	494.0	500.0	6.2	493.8
KCS 4.20% senior notes, due 2069	425.0	7.0	418.0	—	—	—
KCSR 3.85% to 4.95% senior notes, due through 2045	2.7	—	2.7	2.7	—	2.7
KCSM 2.35% to 3.00% senior notes, due through 2023	5.6	—	5.6	23.2	0.1	23.1
RRIF loans 2.96% to 4.29%, due serially through 2037	70.2	0.4	69.8	74.1	0.4	73.7
Financing agreements 9.311%, due serially through 2020	12.0	—	12.0	15.5	—	15.5
Finance lease obligations, due serially to 2024	8.7	—	8.7	11.4	—	11.4
Other debt obligations	0.2	—	0.2	0.2	—	0.2
Total	3,285.6	39.6	3,246.0	2,720.6	31.2	2,689.4
Less: Debt due within one year	18.0	—	18.0	10.1	—	10.1
Long-term debt	$3,267.6	$39.6	$3,228.0	$2,710.5	$31.2	$2,679.3

Revolving Credit Facility
On March 8, 2019, KCS, with certain of its domestic subsidiaries named therein as guarantors, entered into a new 5-year, $600.0 million senior unsecured revolving credit facility (the “Revolving Credit Facility”), with a $25.0 million standby letter of credit facility which, if utilized, constitutes usage under the Revolving Credit Facility. The Revolving Credit Facility replaced KCS’s existing $800.0 million revolving credit facility. The Revolving Credit Facility serves as a backstop for KCS’s commercial paper program (the “Commercial Paper Program”) which generally serves as the Company’s primary means of short-term funding. The Commercial Paper Program was amended during 2019 to decrease maximum borrowings under the program from $800.0 million to $600.0 million, consistent with the Revolving Credit Facility.
Borrowings under the Revolving Credit Facility bear interest at floating rates. Depending on the Company’s credit rating, the margin that KCS would pay above the London Interbank Offered Rate (“LIBOR”) at any point is between 1.000% and 1.750%. As of December 31, 2019, the margin was 1.25% based on KCS’s current credit rating.
The Revolving Credit Facility is guaranteed by KCSR, together with certain domestic subsidiaries named therein as guarantors and matures on March 8, 2024. The Revolving Credit Facility agreement contains representations, warranties,

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

covenants and events of default that are customary for credit agreements of this type. The occurrence of an event of default could result in the termination of the commitments and the acceleration of the repayment of any outstanding principal balance on the Revolving Credit Facility and the Commercial Paper Program.
The Revolving Credit Facility was categorized as a debt modification and the Company incurred $2.5 million of debt issuance costs during the first quarter of 2019, which were capitalized and will be amortized over the life of the related debt instrument. The Company recorded debt retirement costs of $0.6 million to write off previously capitalized debt issuance costs.
As of December 31, 2019 and 2018, KCS had no outstanding borrowings under a revolving credit facility.
Senior Notes
The Company’s senior notes include certain covenants that are customary for these types of debt instruments issued by borrowers with similar credit ratings.
The KCS notes are KCS’s general unsecured senior obligations and are unconditionally guaranteed, jointly and severally, on an unsecured senior basis by each current and future domestic subsidiary of KCS that from time to time guarantees the Revolving Credit Facility or any other debt of KCS or any of KCS’s significant subsidiaries that is a guarantor (collectively, the “Note Guarantors”).
KCSR’s senior notes are unconditionally guaranteed, jointly and severally, on an unsecured senior basis, by KCS and each current and future domestic subsidiary of KCS that guarantees the Revolving Credit Facility or certain other debt of KCS or a note guarantor. KCSR’s senior notes and the note guarantees rank pari passu in right of payment with KCSR’s, KCS’s and the Note Guarantors’ existing and future unsecured, unsubordinated obligations.
KCSM’s senior notes are denominated in U.S. dollars; are unsecured, unsubordinated obligations; rank pari passu in right of payment with KCSM’s existing and future unsecured, unsubordinated obligations and are senior in right of payment to KCSM’s future subordinated indebtedness.
Senior notes are redeemable at the issuer’s option, in whole or in part, at any time, by paying the greater of either 100% of the principal amount to be redeemed and a formula price based on interest rates prevailing at the time of redemption and time remaining to maturity, plus, in each case, accrued interest thereon to, but excluding the redemption date. In addition, KCSM senior notes are redeemable, in whole but not in part, at KCSM’s option at any time at a redemption price of 100% of their principal amount, plus any accrued unpaid interest in the event of certain changes in the Mexican withholding tax rate.
On November 18, 2019, KCS issued $425.0 million principal amount of senior unsecured notes due November 15, 2029 (the “2.875% Senior Notes”), which bear interest semiannually at a fixed annual rate of 2.875%. The 2.875% Senior Notes were issued at a discount to par value, resulting in a $0.4 million discount and a yield to maturity of 2.885%.
Additionally on November 18, 2019, KCS issued $425.0 million principal amount of senior unsecured notes due November 15, 2069 (the “4.20% Senior Notes”), which bear interest semiannually at a fixed annual rate of 4.20%. The 4.20% Senior Notes were issued at a discount to par value, resulting in a $2.1 million discount and a yield to maturity of 4.224%.
The net proceeds from the offerings were used to make payments under the accelerated share repurchase (“ASR”) agreements, to redeem the KCS 2.35% Senior Notes, and for general corporate purposes.
On December 18, 2019, KCS and KCSM redeemed all of the $275.0 million aggregate principal amount of the 2.35% Senior Notes, using cash on hand and proceeds from the issuance of KCS’s 2.875% and 4.20% Senior Notes, at a redemption price equal to 100.084% of the principal amount. The Company recorded debt retirement costs of $0.5 million for the call premiums and write-off of unamortized debt issuance costs and original issue discounts.
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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
Locomotive Financing Agreements
During 2011, KCSM entered into financing agreements totaling $91.0 million to purchase locomotives. The agreements mature December 2020, are payable on a quarterly basis and contain annual interest rates of 9.311%. KCSM has secured the loans by transferring legal ownership of the locomotives to irrevocable trusts established by KCSM to which the lender is the primary beneficiary and KCSM has a right of reversion upon satisfaction of the obligations of the financing agreements.
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
Debt Covenants Compliance
The Company was in compliance with all of its debt covenants as of December 31, 2019.
Other Debt Provisions
Certain loan agreements and debt instruments entered into or guaranteed by the Company and its subsidiaries provide for default in the event of a specified change in control of the Company or particular subsidiaries of the Company.
Debt Maturities
Minimum annual payments for debt maturities are as follows (in millions):

Years	Long-Term Debt	Net Present Value Finance Leases	Total
2020	$16.1	$1.9	$18.0
2021	4.2	2.1	6.3
2022	4.3	2.3	6.6
2023	649.1	2.3	651.4
2024	4.6	0.1	4.7
Thereafter	2,598.6	—	2,598.6
Total	$3,276.9	$8.7	$3,285.6

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Note 15. Income Taxes
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
Tax Cuts and Jobs Act. On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Tax Reform Act”). The legislation significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing a modified territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a 21% rate, effective January 1, 2018.
Included in the Tax Reform Act were the global intangible low-taxed income (“GILTI”) provisions. The Company elected to account for GILTI tax in the period in which it is incurred. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets.
Tax Expense (Benefit). Income tax expense (benefit) consists of the following components (in millions):

	2019	2018	2017
Current:
Federal	$22.3	$(10.5)	$47.3
State and local	1.8	0.7	0.6
Foreign	170.4	175.6	163.8
Total current	194.5	165.8	211.7
Deferred:
Federal	27.5	77.6	(350.1)
State and local	14.8	9.1	11.9
Foreign	10.8	5.0	36.9
Total deferred	53.1	91.7	(301.3)
Total income tax expense (benefit)	$247.6	$257.5	$(89.6)

Income before income taxes consists of the following (in millions):

	2019	2018	2017
Income before income taxes:
U.S.	$250.3	$366.2	$331.8
Foreign	538.1	520.7	542.5
Total income before income taxes	$788.4	$886.9	$874.3

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 follow (in millions):

	2019	2018
Assets:
Reserves not currently deductible for tax	$36.8	$36.6
Lease liability	35.1	—
Compensation and benefits	23.1	20.9
Tax credit and loss carryovers	21.5	28.9
Other	22.4	16.9
Gross deferred tax assets before valuation allowance	138.9	103.3
Valuation allowance	(4.4)	(2.3)
Net deferred tax assets	134.5	101.0
Liabilities:
Property	(1,181.3)	(1,099.2)
Investments	(52.4)	(49.7)
Other	(28.8)	(32.0)
Gross deferred tax liabilities	(1,262.5)	(1,180.9)
Net deferred tax liability	$(1,128.0)	$(1,079.9)

Tax Rates. Differences between the Company’s effective income tax rate and the U.S. federal statutory income tax rate of 21% for 2019 and 2018 and 35% for 2017 follow (in millions):

	2019		2018		2017
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Income tax expense using the statutory rate in effect	$165.6	21.0%	$186.2	21.0%	$306.0	35.0%
Tax effect of:
Difference between U.S. and foreign tax rate	47.6	6.0%	46.1	5.2%	(26.6)	(3.0%)
Foreign exchange (i)	35.9	4.6%	21.8	2.5%	31.6	3.6%
Tax credits	(16.8)	(2.1%)	(14.2)	(1.6%)	(8.4)	(1.0%)
Mexican fuel excise tax credit, net (ii)	(12.8)	(1.6%)	—	—	—	—
State and local income tax provision, net	11.5	1.5%	7.5	0.8%	8.3	1.0%
Withholding tax	9.5	1.2%	11.2	1.3%	8.1	0.9%
Global intangible low-taxed income (“GILTI”) tax, net	2.7	0.3%	11.8	1.3%	—	—
Change in U.S. tax rate	—	—	(2.2)	(0.3%)	(487.6)	(55.8%)
Deemed mandatory repatriation	—	—	(18.7)	(2.1%)	74.6	8.6%
Other, net	4.4	0.5%	8.0	0.9%	4.4	0.5%
Income tax expense (benefit)	$247.6	31.4%	$257.5	29.0%	$(89.6)	(10.2%)

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

_____________________

(i)
Mexican income taxes are paid in Mexican pesos, and as a result, the effective income tax rate reflects fluctuations in the value of the Mexican peso against the U.S. dollar. The foreign exchange impact on income taxes includes the gain or loss from the revaluation of the Company’s net U.S. dollar-denominated monetary liabilities into Mexican pesos which is included in Mexican taxable income under Mexican tax law. As a result, a strengthening of the Mexican peso against the U.S. dollar for the reporting period will generally increase the Mexican cash tax obligation and the effective income tax rate, and a weakening of the Mexican peso against the U.S. dollar for the reporting period will generally decrease the Mexican cash tax obligation and the effective tax rate. To hedge its exposure to this cash tax risk, the Company enters into foreign currency derivative contracts, which are measured at fair value each period and any change in fair value is recognized in foreign exchange gain (loss) within the consolidated statements of income. Refer to Note 12, Derivative Instruments in the consolidated financial statements for further information.

(ii)	For further discussion of the Mexican fuel excise tax credit, refer to Note 4, Mexican fuel excise tax credit.
Difference Attributable to Foreign Investments. The Company asserts that all foreign earnings will be indefinitely reinvested to the extent of local needs and earnings that would be distributed in a taxable manner. The Company therefore intends to limit distributions to earnings previously taxed in the U.S., or earnings that would qualify for the 100 percent dividends received deduction provided for in the Tax Reform Act, and earnings that would not result in any significant foreign taxes. Therefore, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries.
Tax Carryovers. The Company has U.S. state net operating losses which are carried forward from 5 to 20 years and are analyzed each year to determine the likelihood of realization. The state loss carryovers arise from both combined and separate tax filings from as early as 1999 and may expire as early as December 31, 2020 and as late as December 31, 2039. The state loss carryover at December 31, 2019 was $351.9 million resulting in a state deferred tax asset of $22.5 million.
The Mexico federal loss carryovers at December 31, 2019, were $11.1 million and, if not used, will begin to expire in 2026. A deferred tax asset was recognized in prior periods for the expected future tax benefit of these losses which will be carried forward to reduce only Mexican income tax payable in future years.
The valuation allowance for deferred tax assets as of December 31, 2019 and 2018, was $4.4 million and $2.3 million, respectively, primarily attributable to state net operating loss carryovers. The Company believes it is more likely than not that reversals of existing temporary differences that will produce future taxable income and the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of valuation allowances, related to loss carryovers.
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

	2019	2018
Balance at January 1,	$2.2	$—
Additions for tax positions of prior years	—	2.2
Balance at December 31,	$2.2	$2.2

The unrecognized tax benefit would affect the effective income tax rate if recognized, and is reasonably possible to be resolved over the next twelve months as part of the Internal Revenue Service (“IRS”) examination.
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
Fuel purchases in Mexico are subject to an excise tax that is included in the price of fuel. Through April 29, 2019, the Company was eligible for an IEPS credit for the excise tax included in the price of fuel that is purchased and consumed in locomotives and certain work equipment in Mexico. On April 29, 2019, the SAT published the 2019 Resolution, which eliminated locomotives as a type of equipment eligible for the IEPS credit beginning April 30, 2019. The Company believes the 2019 Resolution does not affect locomotives as equipment eligible for the IEPS credit generated from January 1, 2019 through April 29, 2019 and the Company should prevail in any challenge to this portion of the IEPS credit. KCSM filed a legal challenge to the 2019 Resolution based on various arguments, including, the SAT’s lack of authority to change the treatment of

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

locomotives as equipment not eligible for IEPS credit adopted by the Mexico congress, and the discriminatory application against the rail industry. In December 2019, the Mexican court ruled in favor of the SAT. The Company does not plan on filing an appeal.

Note 16. Stockholders’ Equity
Information regarding the Company’s capital stock at December 31 follows:

	Shares Authorized		Shares Issued
	2019	2018	2019	2018
$25 par, 4% noncumulative, preferred stock	840,000	840,000	649,736	649,736
$1 par, preferred stock	2,000,000	2,000,000	—	—
$.01 par, common stock	400,000,000	400,000,000	123,352,185	123,352,185

Shares outstanding at December 31:

	2019	2018
$25 par, 4% noncumulative, preferred stock	222,625	228,395
$.01 par, common stock	96,115,669	100,896,678

Share Repurchases. In November 2019, the Company announced a new common share repurchase program authorizing the Company to purchase up to $2.0 billion of its outstanding shares of common stock through December 31, 2022 (the “2019 Program”). Share repurchases may be made in the open market, through privately negotiated transactions, or through ASR transactions. The 2019 Program replaced KCS’s $800.0 million common share repurchase program announced on August 15, 2017 (the “2017 Program”), and eliminated the $59.3 million of remaining authorization under the 2017 program.
Under an ASR agreement, the Company pays a specified amount to a financial institution and receives an initial delivery of shares. The final number and total cost of shares repurchased is then based on the volume-weighted average price of the Company’s common stock during the term of the agreements. The transactions are accounted for as equity transactions with any excess of repurchase price over par value allocated between additional paid-in capital and retained earnings. At the time the shares are received, there is an immediate reduction in the weighted-average number of shares outstanding for purposes of the basic and diluted earnings per share computation.
During the fourth quarter of 2019, the Company paid $550.0 million under two ASR agreements and received an aggregate initial delivery of shares, which represents approximately 85% of the total shares to be received under the agreements. The final number and total cost of shares repurchased is then based on the volume-weighted-average price of the Company’s common stock during the term of the agreements, which are expected to be settled when final shares are delivered. The terms of the ASR agreements, structured as outlined above, were as follows:

Third Party Institution	Agreement Date	Total Amount of Agreement (in millions)	Initial Shares Delivered	Fair Market Value of Initial Shares (in millions)	Weighted-Average Price Per Share
ASR Agreement #1	November 2019	$275.0	1,511,380	$233.75	$154.66
ASR Agreement #2	November 2019	$275.0	1,511,380	$233.75	$154.66
Total		$550.0	3,022,760	$467.5	$154.66

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

As of December 31, 2019, the remaining $82.5 million was recognized as a forward contract indexed to the Company’s own common stock and included in capital surplus within additional paid-in capital in the accompanying consolidated balance sheets.
The Company’s 2019 repurchases of common stock totaled 2,053,770 shares of common stock for $242.4 million under the 2017 Program, and 3,022,760 shares of common stock for $467.5 million under the 2019 Program (which consisted of initial delivery of shares under the ASR agreements.)
During 2019, the Company repurchased 5,770 shares of its $25 par preferred stock for $0.1 million at an average price of $26.39 per share.
Treasury Stock. Shares of common stock in treasury and related activity follow:

	2019	2018	2017
Balance at beginning of year	22,455,507	20,315,380	16,745,566
Shares repurchased	5,076,530	2,272,213	3,759,678
Shares issued to fund stock option exercises	(109,560)	(24,024)	(9,110)
Employee stock purchase plan shares issued	(72,707)	(62,866)	(76,401)
Nonvested shares issued	(124,031)	(51,191)	(124,519)
Nonvested shares forfeited	10,777	5,995	20,166
Balance at end of year	27,236,516	22,455,507	20,315,380

Cash Dividends on Common Stock. The following table presents the amount of cash dividends declared per common share by the Company’s Board of Directors:

	2019	2018	2017
Cash dividends declared per common share	$1.48	$1.44	$1.38

Note 17. Share-Based Compensation
On May 4, 2017, the Company’ stockholders approved the Kansas City Southern 2017 Equity Incentive Plan (the “2017 Plan”). Upon approval, the Company ceased issuing awards under the Kansas City Southern 2008 Stock Option and Performance Award Plan (the “2008 Plan”). The Board of Directors and its Compensation and Organization Committee had previously adopted the 2017 Plan, subject to stockholder approval, on January 26, 2017, and February 17, 2017, respectively. The 2017 Plan provides for the granting of up to 3,750,000 shares of the Company’s common stock to eligible persons as defined in the 2017 Plan. Outstanding equity awards granted under the 2008 Plan and the 2017 Plan (the “Plans”) are to be governed by the terms and conditions of each individual plan and the related award agreements.
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used were as follows:

	2019	2018	2017
Expected dividend yield	1.33%	1.36%	1.52%
Expected volatility	26.38%	27.09%	30.74%
Risk-free interest rate	2.64%	2.80%	2.20%
Expected term (years)	5.7	6.0	6.0
Weighted-average grant date fair value of stock options granted	$27.70	$28.52	$24.49

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
A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			In years	In millions
Options outstanding at December 31, 2018	564,515	$83.24
Granted	142,348	108.00
Exercised	(109,560)	63.57
Forfeited or expired	(789)	104.48
Options outstanding at December 31, 2019	596,514	$92.73	6.2	$36.0

Exercisable at December 31, 2019	391,685	$86.42	4.9	$26.1

The aggregate intrinsic value in the table above, which is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options, represents the amount optionees would have realized if all in-the-money options had been exercised on the last business day of the period indicated.
Compensation cost of $2.6 million, $2.5 million, and $2.3 million was recognized for stock option awards for the years ended December 31, 2019, 2018, and 2017, respectively. The total income tax benefit recognized in the consolidated statements of income was $0.6 million, $0.6 million, and $0.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Additional information regarding stock option exercises appears in the table below (in millions):

	2019	2018	2017
Aggregate grant-date fair value of stock options vested	$3.0	$1.9	$2.8
Intrinsic value of stock options exercised	7.2	1.0	0.2
Cash received from option exercises	7.0	1.8	0.7
Tax benefit from options exercised during the annual period	1.8	0.2	0.1

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

As of December 31, 2019, $1.4 million of unrecognized compensation cost relating to nonvested stock options is expected to be recognized over a weighted-average period of one year. At December 31, 2019, there were 3,179,090 shares available for future grants under the 2017 Plan.
Nonvested Stock. The Plans provide for the granting of nonvested stock awards to officers and other designated employees. The grant date fair value is based on the closing market price on the date of the grant. These awards are subject to forfeiture if employment terminates during the vesting period, which is generally 3 years or 5 years of vesting for employees. Awards granted to the Company’s directors vest immediately on date of grant. The grant date fair value of nonvested shares is recorded to compensation expense on a straight-line basis over the vesting period.
A summary of nonvested stock activity is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
			In millions
Nonvested stock at December 31, 2018	257,621	$96.61
Granted	96,163	114.69
Vested	(122,812)	101.67
Forfeited	(10,777)	102.44
Nonvested stock at December 31, 2019	220,195	$101.40	$33.7

The fair value (at vest date) of shares vested during the years ended December 31, 2019, 2018, and 2017 was $15.2 million, $10.4 million, and $5.9 million, respectively.
The weighted-average grant date fair value of nonvested stock granted during 2019, 2018, and 2017 was $114.69, $106.52 and $93.29, respectively. Compensation cost for nonvested stock was $10.1 million, $10.8 million, and $9.3 million for the years ended December 31, 2019, 2018, and 2017, respectively. The total income tax benefit recognized in the consolidated statements of income was $2.5 million, $2.6 million, and $3.5 million for the years ended December 31, 2019, 2018, and 2017, respectively.
As of December 31, 2019, $10.9 million of unrecognized compensation costs related to nonvested stock is expected to be recognized over a weighted-average period of 1.2 years.
Performance Based Awards. The Company granted performance based nonvested stock awards during 2019 (the “2019 Awards”), 2018 (the “2018 Awards”) and 2017 (the “2017 Awards”). The awards granted provide a target number of shares that generally vest at the end of a 3-year requisite service period following the grant date. In addition to the service condition, the number of nonvested shares to be received depends on the attainment of defined Company-wide performance goals based on operating ratio (“OR”) and return on invested capital (“ROIC”) over a 3-year performance period. The awards are also subject to a revenue growth multiplier based on a 3-year performance period calculated as defined in the related award agreement that can range from 80% to 140% of the award earned based on the OR and ROIC achieved. The number of nonvested shares ultimately earned will range between zero to 200% of the target award.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

A summary of performance based nonvested stock activity at target is as follows:

	Target Number of Shares *	Weighted-Average Grant Date Fair Value
Nonvested stock, at December 31, 2018	152,979	$91.74
Granted	50,681	110.13
Vested	(51,072)	82.71
Forfeited	(4,403)	104.47
Nonvested stock, at December 31, 2019	148,185	$100.76

_____________________
* For the 2019 Awards and the 2018 Awards, participants in the aggregate can earn up to a maximum of 96,998 and 96,774 shares, respectively. For the 2017 Awards, the performance shares earned were 87,092.
The weighted-average grant date fair value of performance based nonvested stock granted during 2019, 2018 and 2017 was $110.13, $105.83 and $87.09, respectively. The Company expenses the grant date fair value of the awards which are probable of being earned over the performance periods. Compensation cost on performance based awards was $7.8 million, $5.8 million and $6.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. Total income tax benefit recognized in the consolidated statements of income for performance based awards was $1.9 million, $1.5 million and $2.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.
As of December 31, 2019, $5.3 million of unrecognized compensation cost related to performance based awards is expected to be recognized over a weighted-average period of eleven months. The fair value (at vest date) of shares vested for the year ended December 31, 2019 was $5.7 million.
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following table summarizes activity related to the various ESPP offerings:

	Exercise Date			Received from Employees(i) In millions
	Date Issued	Purchase Price	Shares Issued

July 2019 offering	January 3, 2020	$104.83	27,949	$2.9
January 2019 offering	July 2, 2019	81.83	36,735	3.0
July 2018 offering	January 3, 2019	81.13	35,972	2.9
January 2018 offering	July 2, 2018	90.07	32,271	2.9
July 2017 offering	January 4, 2018	89.18	30,595	2.7
January 2017 offering	July 5, 2017	68.70	40,293	2.8
_____________________

(i)	Represents amounts received from employees through payroll deductions for share purchases under applicable offering.
The fair value of the ESPP stock purchase rights is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used for each of the respective periods were as follows:

	Year Ended December 31,
	2019	2018	2017
Expected dividend yield	1.36%	1.22%	1.47%
Expected volatility	17.43%	13.29%	17.09%
Risk-free interest rate	2.31%	1.73%	0.89%
Expected term (years)	0.5	0.5	0.5
Weighted-average grant date fair value	$21.56	$18.66	$17.90

Compensation expense of $1.4 million, $1.3 million, and $1.3 million was recognized for ESPP option awards for the years ended December 31, 2019, 2018, and 2017, respectively. At December 31, 2019, there were 3.4 million remaining shares available for future ESPP offerings under the plan.

Note 18. Commitments and Contingencies
Concession Duty. Under KCSM’s 50-year Concession, which could expire in 2047 unless extended, KCSM pays annual concession duty expense of 1.25% of gross revenues. For the year ended December 31, 2019, the concession duty expense, which is recorded within materials and other in operating expenses, was $18.9 million, compared to $17.8 million and $17.0 million for the same periods in 2018 and 2017, respectively.
Litigation. Occasionally, the Company is a party to various legal proceedings, regulatory examinations, investigations, administrative actions, and other legal matters, arising for the most part in the ordinary course of business, incidental to its operations. Included in these proceedings are various tort claims brought by current and former employees for job-related injuries and by third parties for injuries related to railroad operations. KCS aggressively defends these matters and has established liability provisions that management believes are adequate to cover expected costs. The outcome of litigation and other legal matters is always uncertain. KCS believes it has valid defenses to the legal matters currently pending against it, is defending itself vigorously, and has recorded accruals determined in accordance with U.S. GAAP, where appropriate. In making a determination regarding accruals, using available information, KCS evaluates the likelihood of an unfavorable outcome in legal or regulatory proceedings to which it is a party to and records a loss contingency when it is probable a liability has been

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

incurred and the amount of the loss can be reasonably estimated. These subjective determinations are based on the status of such legal or regulatory proceedings, the merits of KCS’s defenses and consultation with legal counsel. Actual outcomes of these legal and regulatory proceedings may materially differ from the current estimates. It is possible that resolution of one or more of the legal matters currently pending or threatened could result in losses material to KCS’s consolidated results of operations, liquidity or financial condition.
Environmental Liabilities. The Company’s U.S. operations are subject to extensive federal, state and local environmental laws and regulations. The major U.S. environmental laws to which the Company is subject include, among others, the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA,” also known as the Superfund law), the Toxic Substances Control Act, the Clean Water Act, and the Hazardous Materials Transportation Act. CERCLA can impose joint and several liabilities for cleanup and investigation costs, without regard to fault or legality of the original conduct, on current and predecessor owners and operators of a site, as well as those who generate, or arrange for the disposal of, hazardous substances. The Company does not believe that compliance with the requirements imposed by the environmental legislation will impair its competitive capability or result in any material additional capital expenditures, operating or maintenance costs. The Company is, however, subject to environmental remediation costs as described in the following paragraphs.
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
Personal Injury. The Company’s personal injury liability is based on semi-annual actuarial studies performed on an undiscounted basis by an independent third party actuarial firm and reviewed by management. This liability is based on personal injury claims filed and an estimate of claims incurred but not yet reported. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Adjustments to the liability are reflected within operating expenses in the period in which changes to estimates are known. Personal injury claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The personal injury liability as of December 31, 2019, is based on an updated actuarial study of personal injury claims through November 30, 2019, and review of December 2019 experience. For the years ended December 31, 2019 and 2018, the Company recognized increases of $0.2 million and $2.4 million, respectively, in personal injury liability, due to changes in estimates as a result of the Company’s claims development and settlement experience.
The personal injury liability activity was as follows (in millions):

	2019	2018
Balance at beginning of year	$19.6	$19.3
Accruals	6.3	5.3
Changes in estimate	0.2	2.4
Payments	(5.2)	(7.4)
Balance at end of year	$20.9	$19.6

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Tax Contingencies. Information regarding tax contingencies is included in Note 15, Income Taxes — Tax Contingencies.
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
Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness, bankruptcy, insolvency or liquidation of a customer, or weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and its operating results. If the financial condition of the Company’s customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate as of December 31, 2019.
Panama Canal Railway Company (”PCRC”) Guarantees and Indemnities. At December 31, 2019, the Company had issued and outstanding $5.6 million under a standby letter of credit to fulfill its obligation to fund fifty percent of the debt service reserve and liquidity reserve established by PCRC in connection with the issuance of the 7.0% Senior Secured Notes due November 1, 2026 (the “PCRC Notes”). Additionally, KCS has pledged its shares of PCRC as security for the PCRC Notes.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Note 19. Quarterly Financial Data (Unaudited)

	Fourth	Third	Second	First
	(In millions, except per share amounts)
2019
Revenues	$729.5	$747.7	$714.0	$674.8
Operating income (i)	236.0	282.0	208.0	160.3
Net income (iii)	127.9	180.6	129.1	103.2
Net income attributable to Kansas City Southern and subsidiaries	127.2	180.2	128.7	102.8
Per share data:
Basic earnings per common share	$1.31	$1.81	$1.29	$1.02
Diluted earnings per common share	1.30	1.81	1.28	1.02

2018
Revenues	$694.0	$699.0	$682.4	$638.6
Operating income (ii)(iv)	256.4	265.4	245.8	218.7
Net income (v)	161.8	174.0	148.7	144.9
Net income attributable to Kansas City Southern and subsidiaries	161.1	173.6	148.2	144.5
Per share data:
Basic earnings per common share	$1.59	$1.71	$1.45	$1.41
Diluted earnings per common share	1.59	1.70	1.45	1.40
_____________________

(i) During the first, second, third and fourth quarters of 2019, the Company recognized pre-tax restructuring charges of $67.5 million, $51.0 million, $12.0 million and $38.3 million, respectively, within operating expenses related to the implementation of PSR initiatives.
(ii) During the first, second, third, and fourth quarters of 2018, the Company recognized a pre-tax benefit of $9.2 million, $8.0 million, $9.4 million, and $11.1 million, respectively, within operating expenses related to a credit that was available for the excise tax included in the price of fuel that was purchased and consumed in locomotives and certain work equipment in Mexico. Effective January 1, 2019, the Company began recognizing the benefit as a reduction of income tax expense due to changes in Mexican tax law; and beginning April 30, 2019, railroads in Mexico are no longer eligible for the tax credit due to changes in Mexican tax regulations.
(iii) During the first, second, third, and fourth quarters of 2019, the Company recognized, net, a tax benefit of
$6.8 million, expense of $1.9 million, and benefits of $3.7 million, and $4.2 million, respectively, related to the Mexican fuel excise tax credit generated through April 29, 2019, noted in (ii) above.
(iv) During the third and fourth quarters of 2018, the Company recognized a pre-tax gain of $9.4 million and $8.5 million, respectively, within operating expense for insurance recoveries related to damage from Hurricane Harvey in 2017.
(v) During the second and third quarters of 2018, the Company recognized discrete tax benefits of $4.3 million and $16.6 million, respectively, for adjustments to the provisional tax impacts of the Tax Reform Act.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Note 20. Geographic Information
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
The following tables provide information by geographic area (in millions):

	Years ended December 31,
	2019	2018	2017
Revenues
U.S.	$1,493.5	$1,424.8	$1,359.5
Mexico	1,372.5	1,289.2	1,223.4
Total revenues	$2,866.0	$2,714.0	$2,582.9

	December 31,
	2019	2018
Property and equipment (including Concession assets), net
U.S.	$5,435.9	$5,401.3
Mexico	3,370.4	3,289.8
Total property and equipment (including Concession assets), net	$8,806.3	$8,691.1

Note 21. Subsequent Events
Lease Termination
On January 10, 2020, the Company executed agreements that resulted in the termination of two existing leases covering 91 locomotives and the purchase of the underlying assets for a total cash purchase price of $78.0 million. This lease termination and purchase resulted in a decrease of the operating lease right-of-use asset and operating lease liability and 78 of the locomotives were subsequently recorded within property and equipment. The remaining 13 locomotives were impaired during the fourth quarter of 2019. The purchase of the impaired leased locomotives resulted in $6.0 million of make-whole payments recorded as incremental restructuring charges in the first quarter of 2020.
Foreign Currency Hedging
As of December 31, 2019, the Company had outstanding foreign currency forward contracts with an aggregate notional amount of $105.0 million, which matured during January 2020 and obligated the Company to purchase a total of Ps.2,041.2 million at a weighted-average exchange rate of Ps.19.4 to each U.S. dollar. During January 2020, the Company entered into offsetting contracts with an aggregate notional amount of $108.6 million, which matured during January 2020 and obligated the Company to sell a total of Ps.2,041.2 million at a weighted-average exchange rate of Ps.18.8 to each U.S. dollar.
During January 2020, the Company entered into several foreign currency forward contracts with an aggregate notional amount of $250.0 million and maturity dates in February 2020. These contracts obligate the Company to purchase a total of
Ps.4,751.5 million at a weighted-average exchange rate of Ps.19.0 to each U.S. dollar.

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

Note 22. Condensed Consolidating Financial Information
Pursuant to Securities and Exchange Commission (“SEC”) Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered”, the Company is required to provide condensed consolidating financial information for issuers of certain of its senior notes that are guaranteed.
As of December 31, 2019, KCS, the parent, had outstanding $3,186.2 million senior notes due through 2069. The senior notes are unsecured obligations of KCS, and are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCSR and certain 100% owned domestic subsidiaries of KCS (the “Guarantor Subsidiaries”).
As of December 31, 2019, KCSR had outstanding $2.7 million principal amount of senior notes due through 2045. The senior notes are unsecured obligations of KCSR, and are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCS and the Guarantor Subsidiaries.
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

Condensed Consolidating Statements of Comprehensive Income

	2019
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Revenues	$—	$1,325.8	$42.7	$1,541.4	$(43.9)	$2,866.0
Operating expenses	5.3	1,044.7	37.6	934.7	(42.6)	1,979.7
Operating income (loss)	(5.3)	281.1	5.1	606.7	(1.3)	886.3
Equity in net earnings (losses) of affiliates	548.7	(1.1)	3.7	(0.3)	(550.0)	1.0
Interest expense	(109.7)	(85.4)	—	(28.0)	107.2	(115.9)
Debt retirement costs	(0.7)	(0.2)	—	(0.2)	—	(1.1)
Foreign exchange gain	—	—	—	17.1	—	17.1
Other income (expense), net	107.5	(1.1)	—	2.0	(107.4)	1.0
Income before income taxes	540.5	193.3	8.8	597.3	(551.5)	788.4
Income tax expense	1.6	44.4	0.7	201.3	(0.4)	247.6
Net income	538.9	148.9	8.1	396.0	(551.1)	540.8
Less: Net income attributable to noncontrolling interest	—	—	—	1.9	—	1.9
Net income attributable to Kansas City Southern and subsidiaries	538.9	148.9	8.1	394.1	(551.1)	538.9
Other comprehensive income (loss)	(18.2)	—	—	0.5	(0.5)	(18.2)
Comprehensive income attributable to Kansas City Southern and subsidiaries	$520.7	$148.9	$8.1	$394.6	$(551.6)	$520.7

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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Balance Sheets

	December 31, 2019
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Assets:
Current assets	$214.7	$534.3	$5.3	$406.2	$(431.9)	$728.6
Operating lease right-of-use assets	—	124.5	—	37.7	(3.8)	158.4
Investments	—	3.5	9.5	34.6	—	47.6
Investments in consolidated subsidiaries	5,201.4	1.9	203.0	—	(5,406.3)	—
Property and equipment (including Concession assets), net	—	4,440.0	158.8	4,217.1	(9.6)	8,806.3
Other assets	2,526.2	16.2	—	26.4	(2,522.9)	45.9
Total assets	$7,942.3	$5,120.4	$376.6	$4,722.0	$(8,374.5)	$9,786.8
Liabilities and equity:
Current liabilities	$365.5	$250.1	$68.8	$241.2	$(434.3)	$491.3
Long-term operating lease liabilities	—	64.7	—	23.9	(2.9)	85.7
Long-term debt	3,147.2	1,826.8	—	777.0	(2,523.0)	3,228.0
Deferred income taxes	(6.1)	844.8	85.5	206.2	(2.4)	1,128.0
Other liabilities	13.2	76.2	0.2	18.3	—	107.9
Stockholders’ equity	4,422.5	2,057.8	222.1	3,132.0	(5,411.9)	4,422.5
Noncontrolling interest	—	—	—	323.4	—	323.4
Total liabilities and equity	$7,942.3	$5,120.4	$376.6	$4,722.0	$(8,374.5)	$9,786.8

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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Statements of Cash Flows

	2019
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$354.4	$375.4	$1.0	$587.7	$(215.0)	$1,103.5
Investing activities:
Capital expenditures	—	(278.8)	(1.0)	(307.4)	—	(587.2)
Purchase or replacement of assets under operating leases	—	(38.4)	—	(0.6)	—	(39.0)
Property investments in MSLLC	—	—	—	(27.5)	—	(27.5)
Insurance proceeds related to hurricane damage	—	—	—	—	—	—
Investments in and advances to affiliates	(14.3)	—	(14.3)	(31.4)	23.3	(36.7)
Proceeds from repayment of loans to affiliates	147.0	—	—	130.0	(277.0)	—
Loans to affiliates	(147.0)	—	—	(130.0)	277.0	—
Proceeds from disposal of property	—	17.8	—	4.3	—	22.1
Other investing activities	—	(12.5)	—	2.6	1.9	(8.0)
Net cash used	(14.3)	(311.9)	(15.3)	(360.0)	25.2	(676.3)
Financing activities:
Net short-term borrowings	—	—	—	—	—	—
Proceeds from issuance of long-term debt	847.5	—	—	—	—	847.5
Repayment of long-term debt	(257.4)	(2.8)	—	(24.8)	—	(285.0)
Debt issuance and retirement costs paid	(9.1)	(1.2)	—	(1.3)	—	(11.6)
Dividends paid	(144.3)	—	—	(213.1)	213.1	(144.3)
Shares repurchased	(792.5)	—	—	—	—	(792.5)
Proceeds from loans from affiliates	130.0	147.0	—	—	(277.0)	—
Repayment of loans from affiliates	(130.0)	(147.0)	—	—	277.0	—
Contributions from affiliates	—	—	14.3	9.0	(23.3)	—
Proceeds from employee stock plans	7.0	—	—	—	—	7.0
Net cash provided (used)	(348.8)	(4.0)	14.3	(230.2)	189.8	(378.9)
Cash and cash equivalents:
Net increase (decrease)	(8.7)	59.5	—	(2.5)	—	48.3
At beginning of year	41.5	28.1	—	30.9	—	100.5
At end of year	$32.8	$87.6	$—	$28.4	$—	$148.8

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Statements of Cash Flows—(Continued)

	2018
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$223.8	$460.9	$1.2	$501.3	$(241.5)	$945.7
Investing activities:
Capital expenditures	—	(244.8)	(1.1)	(274.4)	—	(520.3)
Purchase or replacement of assets under operating leases	—	(88.4)	—	(10.5)	—	(98.9)
Property investments in MSLLC	—	—	—	(26.1)	—	(26.1)
Insurance proceeds related to hurricane damage	—	7.6	—	—	—	7.6
Investments in and advances to affiliates	(7.8)	—	(7.8)	(15.2)	11.6	(19.2)
Proceeds from repayment of loans to affiliates	4,584.5	—	—	125.0	(4,709.5)	—
Loans to affiliates	(4,515.6)	—	—	(125.0)	4,640.6	—
Proceeds from disposal of property	—	4.1	—	4.6	—	8.7
Other investing activities	—	(6.1)	—	—	2.4	(3.7)
Net cash provided (used)	61.1	(327.6)	(8.9)	(321.6)	(54.9)	(651.9)
Financing activities:
Net short-term borrowings	(348.1)	—	—	—	—	(348.1)
Proceeds from issuance of long-term debt	499.4	—	—	—	—	499.4
Repayment of long-term debt	—	(3.9)	(0.1)	(77.5)	—	(81.5)
Debt issuance and retirement costs paid	(6.2)	—	—	(1.8)	—	(8.0)
Dividends paid	(147.5)	—	—	(239.1)	239.1	(147.5)
Shares repurchased	(243.5)	—	—	—	—	(243.5)
Proceeds from loans from affiliates	125.0	4,465.6	—	50.0	(4,640.6)	—
Repayment of loans from affiliates	(125.0)	(4,584.5)	—	—	4,709.5	—
Contributions from affiliates	—	—	7.8	3.8	(11.6)	—
Proceeds from employee stock plans	1.8	—	—	—	—	1.8
Net cash provided (used)	(244.1)	(122.8)	7.7	(264.6)	296.4	(327.4)
Cash and cash equivalents:
Net increase (decrease)	40.8	10.5	—	(84.9)	—	(33.6)
At beginning of year	0.7	17.6	—	115.8	—	134.1
At end of year	$41.5	$28.1	$—	$30.9	$—	$100.5

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidating Statements of Cash Flows—(Continued)

	2017
	Parent	KCSR	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
Operating activities:
Net cash provided	$220.4	$556.6	$0.4	$266.9	$(15.9)	$1,028.4
Investing activities:
Capital expenditures	—	(375.2)	(0.3)	(209.9)	—	(585.4)
Purchase or replacement of assets under operating leases	—	(42.6)	—	—	—	(42.6)
Property investments in MSLLC	—	—	—	(26.0)	—	(26.0)
Insurance proceeds related to hurricane damage	—	—	—	—	—	—
Investments in and advances to affiliates	(0.6)	—	(0.6)	(20.4)	1.2	(20.4)
Proceeds from repayment of loans to affiliates	12,241.7	—	—	—	(12,241.7)	—
Loans to affiliates	(12,102.6)	—	—	—	12,102.6	—
Proceeds from disposal of property	—	6.0	—	2.8	—	8.8
Other investing activities	—	(17.2)	—	(1.7)	3.4	(15.5)
Net cash provided (used)	138.5	(429.0)	(0.9)	(255.2)	(134.5)	(681.1)
Financing activities:
Net short-term borrowings	159.0	—	—	—	—	159.0
Proceeds from issuance of long-term debt	—	—	—	—	—	—
Repayment of long-term debt	—	(3.5)	(0.1)	(21.8)	—	(25.4)
Debt issuance and retirement costs paid	—	—	—	—	—	—
Dividends paid	(142.5)	—	—	(12.5)	12.5	(142.5)
Shares repurchased	(375.6)	—	—	—	—	(375.6)
Proceeds from loans from affiliates	—	12,102.6	—	—	(12,102.6)	—
Repayment of loans from affiliates	—	(12,241.7)	—	—	12,241.7	—
Contributions from affiliates	—	—	0.6	0.6	(1.2)	—
Proceeds from employee stock plans	0.7	—	—	—	—	0.7
Net cash provided (used)	(358.4)	(142.6)	0.5	(33.7)	150.4	(383.8)
Cash and cash equivalents:
Net increase (decrease)	0.5	(15.0)	—	(22.0)	—	(36.5)
At beginning of year	0.2	32.6	—	137.8	—	170.6
At end of year	$0.7	$17.6	$—	$115.8	$—	$134.1

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable.

Item 9A.	Controls and Procedures
(a) Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2019.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at a reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
(c) Internal Control over Financial Reporting
The report of management on the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) is included as “Management’s Report on Internal Control over Financial Reporting” in Item 8, Financial Statements and Supplementary Data.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s financial statements contained herein, also audited the Company’s internal control over financial reporting as of December 31, 2019. The audit report is included in Item 8, Financial Statements and Supplementary Data.

Item 9B.	Other Information
None.

Part III
The Company has incorporated by reference certain responses to the Items of this Part III pursuant to Rule 12b-23 under the Exchange Act and General Instruction G(3) to Form 10-K. The Company’s definitive proxy statement for the 2019 annual meeting of stockholders (“Proxy Statement”), will be filed no later than 120 days after December 31, 2019.

Item 10.	Directors, Executive Officers and Corporate Governance
(a) Directors of the Company
The sections of the Proxy Statement entitled “Proposal 1 — Election of Directors” and “The Board of Directors” are incorporated by reference herein.
(b) Executive Officers of the Company
See “Executive Officers of KCS and Subsidiaries” in Part I, Item 1 of this annual report incorporated by reference herein for information about the executive officers of the Company.
(c) Changes to Shareholder Nominating Procedures
None.
(d) Audit Committee and Audit Committee Financial Experts
The section of the Proxy Statement entitled “Board Committees — Audit Committee” is incorporated by reference herein.
(e) Compliance with Section 16(a) of the Exchange Act
The response to Item 405 of Regulation S-K under “Delinquent Section 16(a) Reports” in the Proxy Statement is incorporated by reference herein.
(f) Code of Ethics
The Company has adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to directors, officers (including, among others, the principal executive officer, principal financial officer and principal accounting officer) and employees. The Company has posted its Code of Ethics on its website (www.kcsouthern.com) and will post on its website any amendments to, or waivers from, a provision of its Code of Ethics that apply to the Company’s principal executive officer, principal financial officer or principal accounting officer as required by applicable SEC and NYSE rules and regulations.

Item 11.	Executive Compensation
The sections of the Proxy Statement entitled “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Executive Compensation”, “Board Committees - Compensation Committee Interlocks and Insider Participation”, and “Director Compensation” are incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The section of the Proxy Statement entitled “Beneficial Ownership” is incorporated by reference herein.
Equity Compensation Plan Information
The following table provides information as of December 31, 2019, about the common stock that may be issued upon the exercise of options, warrants and rights, as well as shares remaining available for future issuance under the Company’s existing equity compensation plans.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (i)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans-Excluding Securities Reflected in the First Column (ii)
Equity compensation plans:
Approved by security holders	792,252	$94.98	6,593,887
Not approved by security holders	—	—	—
Total	792,252	$94.98	6,593,887
_____________________

(i)
Includes 606,514 outstanding options, 148,185 outstanding performance shares (at target), 9,604 outstanding deferred shares and dividend equivalents, and 27,949 ESPP shares purchased on December 31, 2019.

(ii)
Includes 3,414,797 shares available for issuance under the 2009 Employee Stock Purchase Plan and 3,179,090 shares available for issuance under the 2017 Plan in the form of nonvested shares, bonus shares, performance units or performance shares or issued upon the exercise of options (including incentive stock options) or stock appreciation rights awarded under the 2017 Plan.

The Company has no knowledge of any arrangement the operation of which may at a subsequent date result in a change of control of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The sections of the Proxy Statement entitled “Certain Transactions” and “Corporate Governance - Director Independence” are incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services
The section of the Proxy Statement entitled “Independent Registered Public Accounting Firm” is incorporated by reference herein.

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

3.1.2
Amendment to the Kansas City Southern Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 23, 2019 (File No. 1-4717), is incorporated herein by reference as Exhibit 3.1.2.

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

4.3.2
Special Global Note representing the 3.0% Senior Notes due 2023, filed as Exhibit 4.5.3 to the Registration Statement on Form S-4 for KCSM, filed on August 26, 2013 (File No. 333-190820), is incorporated herein by reference as Exhibit 4.3.2.

Exhibit	Description
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

4.6.5
Seventh Supplemental Indenture, dated May 16, 2016, among the Company, the Note Guarantors and U.S. Bank National Association, as trustee, filed as exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 17, 2016 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.6.5.

4.6.6
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
4.6.9
Ninth Supplemental Indenture, dated November 18, 2019, among the Company, the Note Guarantors and U.S. Bank National Association, as trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on November 18, 2019 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.6.9.

4.6.10
Form of Note representing 2.875% Senior Notes due 2029 (included in Exhibit 4.1), filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on November 18, 2019 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.6.10.

4.6.11
Tenth Supplemental Indenture, dated November 18, 2019, among the Company, the Note Guarantors and U.S. Bank National Association, as trustee, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on November 18, 2019 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.6.11.

4.6.12
Form of Note representing 4.200% Senior Notes due 2069 (included in Exhibit 4.2), filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on November 18, 2019 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.6.12.

4.7	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 is attached to this Form 10-K as exhibit 4.7.

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

10.4*
Kansas City Southern Executive Plan (Amended and Restated January 23, 2018), filed as Exhibit 10.5 to the Company’s Form 10-K for the year ended December 31, 2018, filed on January 25, 2019 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.4.

10.5*
Kansas City Southern Executive Deferred Compensation Plan, dated August 31, 2018, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2018, filed on October 19, 2018 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.

10.6*
Kansas City Southern Annual Incentive Plan, as amended and restated November 9, 2018, filed as Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2018, filed on January 25, 2019 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.6.

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

10.7.3
English translation of amendment no. 3, dated December 31, 2013, of concession title granted by SCT in favor of KCSM, formerly known as FNE, December 2, 1996, as amended February 12, 2001 and November 22, 2006, filed as Exhibit 10.8.3 to the Company’s Form 10-K for the year ended December 31, 2016, filed on January 27, 2017 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.7.3.

10.7.4
English translation of amendment no. 4, dated December 20, 2017, of concession title granted by SCT in favor of KCSM, formerly known as FNE, December 2, 1996, as amended February 12, 2001, November 22, 2006 and December 31, 2013, filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2019, filed on April 17, 2019 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.7.4.

Exhibit	Description
10.7.5
English translation of amendment no. 5, dated April 27, 2018, of concession title granted by SCT in favor of KCSM, formerly known as FNE, December 2, 1996, as amended February 12, 2001, November 22, 2006, December 31, 2013 and December 20, 2017, filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2019, filed on April 17, 2019 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.7.5.

10.8
Transaction Agreement, dated December 1, 2005, among the Company, KCSR, Norfolk Southern Corporation and The Alabama Great Southern Railroad Company (the “Transaction Agreement”), filed as Exhibit 10.46 to the Company’s Form 10-K for the year ended December 31, 2005, filed on April 7, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.8.

10.8.1
Amendment No. 1 to the Transaction Agreement, dated January 17, 2006, filed as Exhibit 10.47 to the Company’s Form 10-K for the year ended December 31, 2005, filed on April 7, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.8.1.

10.8.2
Amendment No. 2 to the Transaction Agreement, dated May 1, 2006, filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2006, filed on May 9, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.8.2.

10.8.3
Limited Liability Company Agreement of Meridian Speedway, LLC, dated May 1, 2006, between the Alabama Great Southern Railroad Company and the Company, filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2006, filed on May 9, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.8.3.

10.8.4
Amendment No. 1 and Waiver to Limited Liability Company Agreement, dated August 12, 2011, among Meridian Speedway, LLC, the Company, KCS Holdings, Inc. and The Alabama Great Southern Railroad Company, filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2011, filed on October 21, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.8.4.

10.8.5
Amendment No. 2 to Limited Liability Company Agreement, dated December 9, 2013, among the Company, KCS Holdings, Inc. and The Alabama Great Southern Railroad Company, filed as Exhibit 10.11.5 to the Company’s Form 10-K for the year ended December 31, 2016, filed on January 27, 2017 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.8.5.

10.9*
Kansas City Southern 2008 Stock Option and Performance Award Plan (Amended and Restated February 18, 2015) (the “2008 Plan”), filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 23, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.9.

10.9.1*
Form of Restricted Shares Award Agreement (Standard Form) under the 2008 Plan, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 23, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.9.1.

10.9.2*
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (United States Employees) under the Kansas City Southern 2008 Stock Option and Performance Award Plan for the 2012 Long-Term Incentive Program, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 27, 2012 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.9.2.

10.9.3*
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (United States Employees) under the Kansas City Southern 2008 Stock Option and Performance Award Plan for the 2013 Long-Term Incentive Program, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2013 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.9.3.

10.9.4*
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (United States Employees) under the 2008 Plan for the 2014 Long-Term Incentive Program, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2014 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.9.4.

10.9.5*
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (Non-United States Employees) under the 2008 Plan for the 2014 Long-Term Incentive Program, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 26, 2014 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.9.5.

10.9.6*
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (Employees) under the 2008 Plan for the 2015 Long-Term Incentive Program, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 23, 2015 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.9.6.

Exhibit	Description
10.9.7*
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement (Employees) under the 2008 Plan for the 2016 Long-Term Incentive Program, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2016 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.9.7.

10.9.8*
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement under the 2008 Plan for the 2017 Long-Term Incentive Program, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 24, 2017 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.9.8.

10.10*
English translation of the Employment Agreement, dated April 20, 2006, between Kansas City Southern de México, S.A. de C.V. and José Guillermo Zozaya Delano, filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2009, filed on April 30, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.10.

10.10.1*
English translation of Amendment Agreement to the Individual Indefinite Employment Contract of April 20, 2006, dated May 27, 2009, between KCSM and José Guillermo Zozaya Delano, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 2, 2009 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.10.1.

10.11*
Employment Agreement, as amended and restated January 1, 2001, between the Company and Warren K. Erdman, filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on February 9, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.11.

10.11.1*
Amendment to Employment Agreement, dated August 1, 2001, between the Company and Warren K. Erdman, filed as Exhibit 10.5.1 to the Company’s Annual Report on Form 10-K filed on February 9, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.11.1.

10.11.2*
Addendum to Employment Agreement, dated August 18, 2004, between the Company and Warren K. Erdman, filed as Exhibit 10.5.2 to the Company’s Annual Report on Form 10-K filed on February 9, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.11.2.

10.11.3*
Addendum to Employment Agreement, dated April 20, 2009, among the Company, KCSR, and Warren K. Erdman, filed as Exhibit 10.5.3 to the Company’s Annual Report on Form 10-K filed on February 9, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.11.3.

10.11.4*
Amendment to Employment Agreement, dated December 17, 2012, between KCSR and Warren K. Erdman, filed as Exhibit 10.4.4 to the Company’s Form 10-Q for the quarter ended March 31, 2018, filed on April 20, 2018 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.11.4.

10.12
Trackage Rights Agreement, dated February 9, 2010, between KCSM and Ferromex, filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2010, filed on April 27, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.12.††

10.13
Form of Loan Agreement between Locomotives Structured Holdings LLC (as successor by assignment from General Electric Capital Corporation) and KCSM, dated September 1, 2011, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2011, filed on October 21, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.13.

10.14
Financing Agreement dated as of February 21, 2012, between The Kansas City Southern Railway Company and the United States of America represented by the Secretary of Transportation acting through the Administrator of the Federal Railroad Administration, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 22, 2012 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.14.

10.15
Financing Agreement between The Texas-Mexican Railway Company and the Federal Railroad Administration, dated June 28, 2005, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on August 15, 2005 (File No. 1-04717), are incorporated herein by reference as Exhibit 10.15.

10.15.1
Pledge Agreement between Mexrail, Inc. and the Federal Railroad Administration, and Guaranty of Mexrail, Inc. in favor of the Federal Railroad Administration, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on August 15, 2005 (File No. 1-04717), are incorporated herein by reference as Exhibit 10.15.1.

Exhibit	Description
10.16
Credit Agreement, dated March 8, 2019, among the Company, the guarantors party thereto, the various financial institutions and other persons from time to time parties thereto as lenders, Bank of America, N.A., as administrative agent, Citibank, N.A., JPMorgan Chase Bank, N.A., U.S. Bank National Association and Wells Fargo Bank, National Association, as co-syndication agents and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citibank, N.A., JPMorgan Chase Bank, N.A., U.S. Bank National Association and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunning managers, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 11, 2019 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.16.

10.17*
Form of Executive Arbitration Agreement with the Company’s executive officers, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on July 21, 2017 (File No. 1-04717), is incorporated herein by reference as Exhibit 10.17.

10.18*
Form of Severance Agreement (CEO Version, which the Company has entered into with Patrick J. Ottensmeyer),filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2019 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.18.

10.19*
Form of Severance Agreement (Officer Version, which the Company has entered into with each of Michael W.Upchurch, Jeffrey M. Songer, Brian D. Hancock, Michael J. Naatz, Adam J. Godderz, and Lora S. Cheatum),filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 21, 2019 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.19.

10.20*
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

10.20.3*
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement under the 2017 Plan for the 2019 Long-Term Incentive Program, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 11, 2019 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.20.3.

10.20.4*
Form of Non-Management Director Deferred Stock Award Agreement under the 2017 Plan, filed as Exhibit 10.27.2 to the Company’s Form 10-K for the year ended December 31, 2017, filed on January 26, 2018 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.20.4.

10.20.5*
Form of Restricted Shares Award Agreement (for use with the Executive Plan) under the 2017 Plan, filed as Exhibit 10.26.5 to the Company’s Form 10-K for the year ended December 31, 2018, filed on January 25, 2019 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.20.5.

21.1	Subsidiaries of the Company

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm, is attached to this Form 10-K as Exhibit 23.1.

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, is attached to this Form 10-K as Exhibit 23.2.

24.1	Power of Attorney (contained in the signature page herein).

31.1	Certification of Patrick J. Ottensmeyer, Chief Executive Officer of the Company, is attached to this Form 10-K as Exhibit 31.1.

31.2	Certification of Michael W. Upchurch, Chief Financial Officer of the Company, is attached to this Form 10-K as Exhibit 31.2.

32.1	Certification of Patrick J. Ottensmeyer, Chief Executive Officer of the Company, furnished pursuant to 18 U.S.C. Section 1350, is attached to this Form 10-K as Exhibit 32.1, furnished herewith.

32.2	Certification of Michael W. Upchurch, Chief Financial Officer of the Company, furnished pursuant to 18 U.S.C. Section 1350, is attached to this Form 10-K as Exhibit 32.2, furnished herewith.

Exhibit	Description
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in Inline XBRL (included within the Exhibit 101 attachments).

* Management contract or compensatory plan or arrangement.

†† Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, which were subsequently approved.

Item 16. Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kansas City Southern

By:	/S/ PATRICK J. OTTENSMEYER
Patrick J. Ottensmeyer President, Chief Executive Officer and Director
January 24, 2020
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on January 24, 2020.

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