Form 10-Q
period 2020-03-31
KANSAS CITY SOUTHERN
filed 2020-04-17
CIK 54480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	April 10, 2020
Common Stock, $0.01 per share par value	95,020,228 Shares

Kansas City Southern and Subsidiaries
Form 10-Q
March 31, 2020
Index

		Page
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	3
	Consolidated Statements of Income — Three months ended March 31, 2020 and 2019	3
	Consolidated Statements of Comprehensive Income — Three months ended March 31, 2020 and 2019	4
	Consolidated Balance Sheets — March 31, 2020 and December 31, 2019	5
	Consolidated Statements of Cash Flows — Three months ended March 31, 2020 and 2019	6
	Consolidated Statements of Changes in Equity — Three months ended March 31, 2020, December 31, 2019, September 30, 2019, June 30, 2019 and March 31, 2019	7
	Notes to the Unaudited Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Mine Safety Disclosures	32
Item 5.	Other Information	32
Item 6.	Exhibits	33
	SIGNATURES	34

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Kansas City Southern and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
	March 31,
	2020	2019
	(In millions, except share and per share amounts) (Unaudited)
Revenues	$731.7	$674.8
Operating expenses:
Compensation and benefits	133.4	128.9
Purchased services	53.3	52.8
Fuel	74.9	83.0
Equipment costs	21.9	30.4
Depreciation and amortization	89.4	88.5
Materials and other	64.0	63.4
Restructuring charges	6.0	67.5
Total operating expenses	442.9	514.5
Operating income	288.8	160.3
Equity in net earnings of affiliates	1.0	1.7
Interest expense	(34.2)	(28.2)
Debt retirement costs	—	(0.6)
Foreign exchange gain (loss)	(59.5)	4.6
Other income, net	1.4	0.1
Income before income taxes	197.5	137.9
Income tax expense	45.2	34.7
Net income	152.3	103.2
Less: Net income attributable to noncontrolling interest	0.5	0.4
Net income attributable to Kansas City Southern and subsidiaries	151.8	102.8
Preferred stock dividends	0.1	0.1
Net income available to common stockholders	$151.7	$102.7

Earnings per share:
Basic earnings per share	$1.59	$1.02
Diluted earnings per share	$1.58	$1.02

Average shares outstanding (in thousands):
Basic	95,662	100,500
Potentially dilutive common shares	509	415
Diluted	96,171	100,915
See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
	2020	2019
	(In millions) (Unaudited)
Net income	$152.3	$103.2
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate derivative instruments, net of tax of $1.2 million and $(1.7) million, respectively	4.8	(5.1)
Reclassification adjustment from cash flow hedges included in net income, net of tax of $0.1 million	0.5	—
Foreign currency translation adjustments	(1.7)	0.2
Other comprehensive income (loss)	3.6	(4.9)
Comprehensive income	155.9	98.3
Less: Comprehensive income attributable to noncontrolling interest	0.5	0.4
Comprehensive income attributable to Kansas City Southern and subsidiaries	$155.4	$97.9
See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(In millions, except share and per share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$91.0	$148.8
Accounts receivable, net	269.8	274.2
Materials and supplies	143.6	150.6
Other current assets	117.5	155.0
Total current assets	621.9	728.6
Operating lease right-of-use assets	81.4	158.4
Investments	45.9	47.6
Property and equipment (including concession assets), net	8,924.0	8,806.3
Other assets	92.5	45.9
Total assets	$9,765.7	$9,786.8
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$17.1	$18.0
Accounts payable and accrued liabilities	453.6	473.3
Total current liabilities	470.7	491.3
Long-term operating lease liabilities	51.4	85.7
Long-term debt	3,227.0	3,228.0
Deferred income taxes	1,149.2	1,128.0
Other noncurrent liabilities and deferred credits	105.4	107.9
Total liabilities	5,003.7	5,040.9
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued; 222,625 shares outstanding at March 31, 2020 and December 31, 2019, respectively	5.6	5.6
$.01 par, common stock, 400,000,000 shares authorized; 123,352,185 shares issued; 95,014,649 and 96,115,669 shares outstanding at March 31, 2020 and December 31, 2019, respectively	1.0	1.0
Additional paid-in capital	925.0	843.7
Retained earnings	3,532.0	3,601.3
Accumulated other comprehensive loss	(25.5)	(29.1)
Total stockholders’ equity	4,438.1	4,422.5
Noncontrolling interest	323.9	323.4
Total equity	4,762.0	4,745.9
Total liabilities and equity	$9,765.7	$9,786.8
See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2020	2019
	(In millions) (Unaudited)
Operating activities:
Net income	$152.3	$103.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89.4	88.5
Deferred income taxes	19.8	6.9
Equity in net earnings of affiliates	(1.0)	(1.7)
Share-based compensation	10.3	6.0
Settlement of foreign currency derivative instruments	(3.7)	0.7
(Gain) loss on foreign currency derivative instruments	33.7	(3.6)
Foreign exchange (gain) loss	25.8	(1.0)
Restructuring charges	6.0	67.5
Cash payments for restructuring charges	(0.5)	(0.5)
Changes in working capital items:
Accounts receivable	(2.9)	33.8
Materials and supplies	5.9	(8.7)
Other current assets	(6.7)	4.2
Accounts payable and accrued liabilities	(38.0)	(15.6)
Other, net	(7.2)	(7.0)
Net cash provided by operating activities	283.2	272.7

Investing activities:
Capital expenditures	(98.8)	(179.9)
Purchase or replacement of assets under operating leases	(78.2)	—
Property investments in MSLLC	(4.3)	(4.7)
Investments in and advances to affiliates	(4.3)	(8.4)
Proceeds from disposal of property	3.3	2.2
Other, net	(6.3)	1.1
Net cash used for investing activities	(188.6)	(189.7)

Financing activities:
Repayment of long-term debt	(2.4)	(2.7)
Dividends paid	(38.6)	(36.4)
Shares repurchased	(111.7)	(50.3)
Debt issuance costs paid	—	(1.6)
Proceeds from employee stock plans	4.4	0.2
Net cash used for financing activities	(148.3)	(90.8)

Effect of exchange rate changes on cash	(4.1)	—

Cash and cash equivalents:
Net decrease during each period	(57.8)	(7.8)
At beginning of year	148.8	100.5
At end of period	$91.0	$92.7
See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Changes in Equity
(in millions, except per share amounts)
(Unaudited)

	$25 Par Preferred Stock	$.01 Par Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total

Balance at December 31, 2018	$5.7	$1.0	$946.6	$3,870.6	$(10.9)	$319.7	$5,132.7
Net income				102.8		0.4	103.2
Other comprehensive loss					(4.9)		(4.9)
Contribution from noncontrolling interest						1.8	1.8
Dividends on common stock ($0.36/share)				(36.3)			(36.3)
Dividends on $25 par preferred stock ($0.25/share)				(0.1)			(0.1)
Share repurchases	—	—	(4.4)	(45.9)			(50.3)
Options exercised and stock subscribed, net of shares withheld for employee taxes			(2.1)				(2.1)
Share-based compensation			6.0				6.0
Balance at March 31, 2019	5.7	1.0	946.1	3,891.1	(15.8)	321.9	5,150.0
Net income				128.7		0.4	129.1
Other comprehensive loss					(7.5)		(7.5)
Dividends on common stock ($0.36/share)				(36.0)			(36.0)
Dividends on $25 par preferred stock ($0.25/share)				—			—
Share repurchases	(0.1)	—	(7.3)	(85.0)			(92.4)
Options exercised and stock subscribed, net of shares withheld for employee taxes			2.3				2.3
Share-based compensation			6.0				6.0
Balance at June 30, 2019	5.6	1.0	947.1	3,898.8	(23.3)	322.3	5,151.5
Net income				180.2		0.4	180.6
Other comprehensive loss					(7.3)		(7.3)
Dividends on common stock ($0.36/share)				(35.6)			(35.6)
Dividends on $25 par preferred stock ($0.25/share)				(0.1)			(0.1)
Share repurchases	—	—	(7.7)	(92.1)			(99.8)
Options exercised and stock subscribed, net of shares withheld for employee taxes			2.7				2.7
Share-based compensation			5.2				5.2
Balance at September 30, 2019	5.6	1.0	947.3	3,951.2	(30.6)	322.7	5,197.2
Net income				127.2		0.7	127.9
Other comprehensive income					1.5		1.5
Dividends on common stock ($0.40/share)				(38.6)			(38.6)
Dividends on $25 par preferred stock ($0.25/share)				—			—
Share repurchases	—	—	(29.0)	(438.5)			(467.5)
Forward contract for accelerated share repurchases			(82.5)				(82.5)
Options exercised and stock subscribed, net of shares withheld for employee taxes			1.2				1.2
Share-based compensation			6.7				6.7
Balance at December 31, 2019	5.6	1.0	843.7	3,601.3	(29.1)	323.4	4,745.9
Net income				151.8		0.5	152.3
Other comprehensive income					3.6		3.6
Dividends on common stock ($0.40/share)				(38.2)			(38.2)
Dividends on $25 par preferred stock ($0.25/share)				(0.1)			(0.1)
Share repurchases		—	(11.4)	(182.8)			(194.2)
Settlement of forward contract for accelerated share repurchases			82.5				82.5
Options exercised and stock subscribed, net of shares withheld for employee taxes			(0.1)				(0.1)
Share-based compensation			10.3				10.3
Balance at March 31, 2020	$5.6	$1.0	$925.0	$3,532.0	$(25.5)	$323.9	$4,762.0

See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements
For purposes of this report, “KCS” or the “Company” may refer to Kansas City Southern or, as the context requires, to one or more subsidiaries of Kansas City Southern.

1. Basis of Presentation
In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring adjustments) necessary to reflect a fair statement of the results for interim periods in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three months ended March 31, 2020, are not necessarily indicative of the results to be expected for the full year ending December 31, 2020. Certain prior year amounts have been reclassified to conform to the current year presentation.
During the first quarter of 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses,” which required the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaced the existing incurred loss model and is applicable to the measurement of credit losses on financial assets, including trade receivables. Adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.
During the first quarter of 2020, the Company early adopted the SEC’s, Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities rules, which simplify the disclosure requirements related to the Company’s registered securities under Rule 3-10 of Regulation S-X. The final rule also allows for the simplified disclosure to be included within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2. COVID-19
In March 2020, the World Health Organization categorized Coronavirus Disease 2019 (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The U.S. and Mexico governments have deemed rail transportation as “critical infrastructure” providing essential services during this global emergency. As a provider of critical infrastructure, Kansas City Southern has an obligation to keep employees working and freight moving. KCS remains focused on protecting the health and wellbeing of its employees and the communities in which it operates while assuring the continuity of its business operations.
The Company’s consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s first quarter 2020 results of operations, excluding the impacts of foreign exchange losses. The Company recognized $59.5 million of foreign currency exchange losses due to the depreciation of the Mexican peso against the U.S. dollar, partially resulting from the increased market volatility driven by the global COVID-19 pandemic. The Company hedges its exposure to foreign currency fluctuations and the related impacts in Mexican income tax expense by entering into foreign currency contracts, which have historically offset on an annual basis.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which includes modifications to the limitation on business interest expense and net operating loss provisions, and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. The Company estimates the payment of approximately $12.0 million of employer payroll taxes otherwise due in 2020 will be delayed with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022. The CARES Act is not expected to have a material impact on the Company’s consolidated financial statements.

3. Restructuring Charges
During 2019, the Company began implementing principles of Precision Scheduled Railroading (“PSR”), which focus on providing reliable customer service, facilitating growth, improving asset utilization, and improving the cost profile of the Company. As a result of the PSR initiatives in 2019, management approved four separate restructuring plans that totaled $168.8 million, including a $67.5 million restructuring plan in the first quarter of 2019. The restructuring plans were substantially completed in 2019.

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

During the first quarter of 2020, the Company purchased 91 locomotives for $78.2 million that were part of two existing leases. Of the 91 locomotives, 13 were impaired during the fourth quarter of 2019. The purchase of the impaired lease locomotives resulted in $6.0 million of make-whole payments recorded as incremental restructuring charges in the first quarter of 2020.

4. Revenue
Disaggregation of Revenue
The following table presents revenues disaggregated by the major commodity groups as well as the product types included within the major commodity groups (in millions). The Company believes disaggregation by product type best depicts how cash flows are affected by economic factors. See Note 12 for revenues by geographical area.

	Three Months Ended
	March 31,
	2020	2019
Chemical & Petroleum
Chemicals	$62.5	$60.5
Petroleum	95.8	74.3
Plastics	40.3	33.8
Total	198.6	168.6

Industrial & Consumer Products
Forest Products	68.9	66.4
Metals & Scrap	62.3	57.0
Other	27.8	26.4
Total	159.0	149.8

Agriculture & Minerals
Grain	77.8	72.7
Food Products	42.7	35.7
Ores & Minerals	5.8	6.5
Stone, Clay & Glass	8.2	8.0
Total	134.5	122.9

Energy
Utility Coal	23.6	32.5
Coal & Petroleum Coke	11.6	10.5
Frac Sand	3.8	8.0
Crude Oil	17.3	13.6
Total	56.3	64.6

Intermodal	88.7	79.9

Automotive	53.9	57.6

Total Freight Revenues	691.0	643.4

Other Revenue	40.7	31.4

Total Revenues	$731.7	$674.8

Contract Balances
The amount of revenue recognized in the first quarter of 2020 from performance obligations partially satisfied in previous periods was $17.7 million. The performance obligations that were unsatisfied or partially satisfied as of March 31, 2020, were $18.2 million, which represents in-transit shipments that are fully satisfied the following month.
A receivable is any unconditional right to consideration, and is recognized as shipments have been completed and the relating performance obligation has been fully satisfied. At March 31, 2020 and December 31, 2019, the accounts receivable, net balance was $269.8 million and $274.2 million, respectively. Contract assets represent a conditional right to consideration in exchange for goods or services. The Company did not have any contract assets at March 31, 2020 and December 31, 2019.

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

Contract liabilities represent consideration received in advance from customers, and are recognized as revenue over time as the relating performance obligation is satisfied. The amount of revenue recognized in the first quarter of 2020 that was included in the opening contract liability balance was $10.5 million. The Company has recognized contract liabilities within the accounts payable and accrued liabilities financial statement caption on the balance sheet. These are considered current liabilities as they will be settled in less than 12 months.
The following tables summarize the changes in contract liabilities (in millions):

Contract liabilities	Three Months Ended
	March 31,
	2020	2019
Beginning balance	$30.5	$32.4
Revenue recognized that was included in the contract liability balance at the beginning of the period	(10.5)	(15.7)
Increases due to consideration received, excluding amounts recognized as revenue during the period	1.1	5.6
Ending balance	$21.1	$22.3

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
The following table reconciles the basic earnings per share computation to the diluted earnings per share computation (in millions, except share and per share amounts):

	Three Months Ended
	March 31,
	2020	2019
Net income available to common stockholders for purposes of computing basic and diluted earnings per share	$151.7	$102.7
Weighted-average number of shares outstanding (in thousands):
Basic shares	95,662	100,500
Effect of dilution	509	415
Diluted shares	96,171	100,915
Earnings per share:
Basic earnings per share	$1.59	$1.02
Diluted earnings per share	$1.58	$1.02

Potentially dilutive shares excluded from the calculation (in thousands):

Stock options excluded as their inclusion would be anti-dilutive	72	212

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

6. Property and Equipment (including Concession Assets)
Property and equipment, including concession assets, and related accumulated depreciation and amortization are summarized below (in millions):

	March 31, 2020	December 31, 2019
Land	$225.2	$224.9
Concession land rights	141.1	141.1
Road property	7,969.3	7,962.1
Equipment	2,762.8	2,652.6
Technology and other	348.8	345.1
Construction in progress	203.5	170.2
Total property	11,650.7	11,496.0
Accumulated depreciation and amortization	2,726.7	2,689.7
Property and equipment (including concession assets), net	$8,924.0	$8,806.3

Concession assets, net of accumulated amortization of $695.0 million and $678.1 million, totaled $2,342.1 million and $2,335.5 million at March 31, 2020 and December 31, 2019, respectively.

7. Fair Value Measurements
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
The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The carrying value of the Company’s debt was $3,244.1 million and $3,246.0 million at March 31, 2020 and December 31, 2019, respectively. If the Company’s debt were measured at fair value, the fair value measurements of the individual debt instruments would have been classified as Level 2 in the fair value hierarchy.

The fair value of the Company’s financial instruments is presented in the following table (in millions):

	March 31, 2020	December 31, 2019
	Level 2	Level 2
Assets
Foreign currency derivative instruments	$—	$2.5
Treasury lock agreements	6.0	—
Liabilities
Debt instruments	3,403.0	3,535.7
Foreign currency derivative instruments	27.5	—

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

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

Credit Risk. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages this risk by limiting its counterparties to large financial institutions which meet the Company’s credit rating standards and have an established banking relationship with the Company. As of March 31, 2020, the Company did not expect any losses as a result of default of its counterparties.
Interest Rate Derivative Instruments. In March 2020, the Company executed three 30-year treasury lock agreements with an aggregate notional value of $400.0 million and a weighted average interest rate of 1.45%. The purpose of the treasury locks is to hedge the U.S. Treasury benchmark interest rate associated with future interest payments related to the anticipated refinancing of the $444.7 million, 3.00% senior notes due May 15, 2023 (the “3.00% Senior Notes”). The Company has designated the treasury locks as cash flow hedges and recorded unrealized gains and losses in accumulated other comprehensive loss. Upon settlement, the unrealized gain or loss in accumulated other comprehensive income will be amortized to interest expense over the life of the future underlying debt issuance.
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
The foreign currency forward contracts involve the Company’s purchase of pesos at an agreed-upon weighted-average exchange rate to each U.S dollar. The zero-cost collars involve the Company’s purchase of a Mexican peso call option and a simultaneous sale of a Mexican peso put option, with equivalent U.S. dollar notional amounts for each option and no net cash premium paid by the Company. The Company’s foreign currency forward and zero-cost collar contracts are executed with counterparties in the U.S. and are governed by International Swaps and Derivatives Association agreements that include standard netting arrangements. Asset and liability positions from contracts with the same counterparty are net settled upon maturity/expiration and presented on a net basis in the consolidated balance sheets prior to settlement. There was no offsetting of derivative assets or liabilities in the consolidated balance sheets as of March 31, 2020 and December 31, 2019.
Below is a summary of the Company’s 2020 and 2019 foreign currency derivative contracts (amounts in millions, except Ps./USD):

Foreign currency forward contracts
	Contracts to purchase Ps./pay USD					Offsetting contracts to sell Ps./receive USD
	Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Cash received/(paid) on settlement
Contracts executed in 2020 and outstanding	$155.0	Ps.	3,158.4	Ps.	20.4	—	—		—		—
Contracts executed in 2020 and settled in 2020	$305.0	Ps.	5,816.0	Ps.	19.1	$293.3	Ps.	5,816.0	Ps.	19.8	$(7.3	) (i)
Contracts executed in 2019 and settled in 2020	$105.0	Ps.	2,041.2	Ps.	19.4	$108.6	Ps.	2,041.2	Ps.	18.8	$3.6
Contracts executed in 2019 and settled in 2019 (ii)	$400.0	Ps.	7,892.5	Ps.	19.7	$410.7	Ps.	7,892.5	Ps.	19.2	$10.7
Contracts executed in 2018 and settled in 2019 (ii)	$20.0	Ps.	410.9	Ps.	20.5	$20.9	Ps.	410.9	Ps.	19.6	$0.9

Foreign currency zero-cost collar contracts
	Notional amount	Cash received/(paid) on settlement
Contracts executed in 2018 and settled in 2019 (ii)	$120.0		$0.3

(i) During April 2020, the Company paid an additional $4.4 million for the settlement of these forward contracts.
(ii) During the first quarter of 2019, the Company settled $120.0 million and $75.0 million of zero-cost collar contracts and forward contracts, respectively, resulting in cash received of $0.3 million and $0.4 million.

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
The following tables present the fair value of derivative instruments included in the Consolidated Balance Sheets (in millions):

	Derivative Assets
	Balance Sheet Location	March 31, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Treasury lock agreements	Other assets	$6.0	$—
Total derivatives designated as hedging instruments		6.0	—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	—	2.5
Total derivatives not designated as hedging instruments		—	2.5
Total derivative assets		$6.0	$2.5

	Derivative Liabilities
	Balance Sheet Location	March 31, 2020	December 31, 2019
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued liabilities	$27.5	$—
Total derivatives not designated as hedging instruments		27.5	—
Total derivative liabilities		$27.5	$—

The following table presents the effects of derivative instruments on the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income for the three months ended March 31 (in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative		Location of Gain/(Loss) Reclassified from AOCI into Income	Amount of Gain/(Loss) Reclassified from AOCI into Income
	2020	2019		2020	2019
Treasury lock agreements	$6.0	$(6.8)	Interest expense	$(0.6)	$—
Total	$6.0	$(6.8)		$(0.6)	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		2020	2019
Foreign currency forward contracts	Foreign exchange gain (loss)	$(33.7)	$3.6
Total		$(33.7)	$3.6

See Note 7, Fair Value Measurements, for the determination of the fair values of derivatives.

9. Short-Term Borrowings
Commercial Paper. The Company’s commercial paper program generally serves as the primary means of short-term funding. As of March 31, 2020 and December 31, 2019, KCS had no commercial paper outstanding. For the three months ended March 31, 2020 and 2019, any commercial paper borrowings were outstanding for less than 90 days and the related activity is presented on a net basis in the consolidated statements of cash flows.

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

10. Share Repurchases

In November 2019, the Company announced a new common share repurchase program authorizing the Company to purchase up to $2.0 billion of its outstanding shares of common stock through December 31, 2022 (the “2019 Program”). Share repurchases may be made in the open market, through privately negotiated transactions, or through accelerated share repurchase (“ASR”) transactions.

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

During the fourth quarter of 2019, the Company paid $550.0 million under two ASR agreements and received an aggregate initial delivery of shares, which represented approximately 85% of the total shares to be received under the agreements. The final number and total cost of shares repurchased was then based on the volume-weighted-average price of the Company’s common stock during the term of the agreements, which were settled in March 2020. The terms of the ASR agreements, structured as outlined above, were as follows:

Third Party Institution	Agreement Date	Settlement Date	Total Amount of Agreement (in millions)	Initial Shares Delivered	Fair Market Value of Initial Shares (in millions)	Additional Shares Delivered	Fair Market Value of Additional Shares (in millions)	Total Shares Delivered	Weighted-Average Price Per Share
ASR Agreement #1	November 2019	March 2020	$275.0	1,511,380	$233.75	224,244	$41.25	1,735,624	$158.44
ASR Agreement #2	November 2019	March 2020	$275.0	1,511,380	$233.75	221,692	$41.25	1,733,072	$158.68
Total			$550.0	3,022,760	$467.5	445,936	$82.5	3,468,696	$158.56

During the three months ended March 31, 2020, KCS repurchased 1,291,635 shares of common stock for $194.2 million, which includes shares delivered to settle the ASR agreements noted above. Since inception of the 2019 Program, KCS has repurchased 4,314,395 shares of common stock for $661.7 million at an average price of $153.37 per share. The excess of repurchase price over par value is allocated between additional paid-in capital and retained earnings.

11. Commitments and Contingencies
Concession Duty. Under Kansas City Southern de México, S.A. de C.V. (“KCSM”)’s 50-year railroad concession from the Mexican government (the “Concession”), which could expire in 2047 unless extended, KCSM pays annual concession duty expense of 1.25% of gross revenues. For the three months ended March 31, 2020, the concession duty expense, which is recorded within materials and other in operating expenses, was $4.8 million, compared to $4.2 million for the same period in 2019.
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

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

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
Personal Injury. The Company’s personal injury liability is based on semi-annual actuarial studies performed on an undiscounted basis by an independent third party actuarial firm and reviewed by management. This liability is based on personal injury claims filed and an estimate of claims incurred but not yet reported. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Adjustments to the liability are reflected within operating expenses in the period in which changes to estimates are known. Personal injury claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The personal injury liability as of March 31, 2020, is based on an updated actuarial study of personal injury claims through November 30, 2019, and review of the last four months’ experience. Although these estimates cannot be predicted with certainty, management believes that the ultimate outcome will not have a material adverse effect on the Company’s consolidated financial statements.
Tax Contingencies. Tax returns filed in the U.S. for periods after 2015 and in Mexico for periods after 2012 remain open to examination by the taxing authorities. In 2018, the IRS initiated an examination of the 2016 U.S. federal tax return. In 2019, the Servicio de Administración Tributaria (the “SAT”), the Mexican equivalent of the IRS, initiated an audit of the KCSM 2013 and 2014 Mexico tax returns. The Company does not expect that these examinations will have a material impact on the consolidated financial statements. During the first quarter of 2017, the Company received audit assessments from the SAT for the KCSM 2009 and 2010 Mexico tax returns. In 2017, the Company commenced administrative actions with the SAT. During the first quarter of 2018, the audit assessments were nullified by the SAT. In the third quarter of 2018, the SAT issued new assessments and the Company filed administrative appeals with the SAT. The Company believes that it has strong legal arguments in its favor and it is more likely than not that it will prevail in any challenge of the assessments.
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
Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness, bankruptcy, insolvency or liquidation of a customer, or weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and its operating results. If the financial condition of the Company’s customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate at March 31, 2020.
Panama Canal Railway Company (“PCRC”) Guarantees and Indemnities. At March 31, 2020, the Company had issued and outstanding $5.6 million under a standby letter of credit to fulfill its obligation to fund fifty percent of the debt service reserve and liquidity reserve established by PCRC in connection with the issuance of the 7.0% Senior Secured Notes due November 1, 2026 (the “PCRC Notes”). Additionally, KCS has pledged its shares of PCRC as security for the PCRC Notes.

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
The following tables provide information by geographic area (in millions):

	Three Months Ended
	March 31,
Revenues	2020	2019
U.S.	$379.9	$365.6
Mexico	351.8	309.2
Total revenues	$731.7	$674.8

Property and equipment (including concession assets), net	March 31, 2020	December 31, 2019
U.S.	$5,559.4	$5,435.9
Mexico	3,364.6	3,370.4
Total property and equipment (including concession assets), net	$8,924.0	$8,806.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion below, as well as other portions of this Form 10-Q, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. In addition, management may make forward-looking statements orally or in other writing, including, but not limited to, in press releases, quarterly earnings calls, executive presentations, in the annual report to stockholders and in other filings with the Securities and Exchange Commission. Readers can usually identify these forward-looking statements by the use of such words as “may,” “will,” “should,” “likely,” “plans,” “projects,” “expects,” “anticipates,” “believes” or similar words. These statements involve a number of risks and uncertainties. Actual results could materially differ from those anticipated by such forward-looking statements. Such differences could be caused by a number of factors or combination of factors including, but not limited to, the factors identified below and those discussed under Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Readers are strongly encouraged to consider these factors and the following factors when evaluating any forward-looking statements concerning the Company: public health threats or outbreaks of communicable diseases, such as the ongoing COVID-19 pandemic and its impact on KCS’s business, suppliers, consumers, customers, employees and supply chains; rail accidents or other incidents or accidents on KCS’s rail network or at KCS’s facilities or customer facilities involving the release of hazardous materials, including toxic inhalation hazards; legislative and regulatory developments and disputes, including environmental regulations; loss of the rail concession of Kansas City Southern’s subsidiary, Kansas City Southern de México, S.A. de C.V.; domestic and international economic, political and social conditions; disruptions to the Company’s technology infrastructure, including its computer systems; increased demand and traffic congestion; the level of trade between the United States and Asia or Mexico; fluctuations in the peso-dollar exchange rate; natural events such as severe weather, hurricanes and floods; the outcome of claims and litigation involving the Company or its subsidiaries; competition and consolidation within the transportation industry; the business environment in industries that produce and use items shipped by rail; the termination of, or failure to renew, agreements with customers, other railroads and third parties; fluctuation in prices or availability of key materials, in particular diesel fuel; access to capital; climate change and the market and regulatory responses to climate change; dependency on certain key suppliers of core rail equipment; changes in securities and capital markets; unavailability of qualified personnel; labor difficulties, including strikes and work stoppages; acts of terrorism or risk of terrorist activities, war or other acts of violence; and other factors affecting the operation of the business. For more discussion about each risk factor, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part I, Item 1A - “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission on January 24, 2020 and any updates contained herein.
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
This discussion is intended to clarify and focus on KCS’s results of operations, certain changes in its financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included under Item 1 of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. This discussion should be read in conjunction with those consolidated financial statements and the related notes and is qualified by reference to them.
Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial position and results of operations is based upon its consolidated financial statements. The preparation of these consolidated financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets and liabilities. The Company bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the accounting for assets and liabilities that are not readily apparent from other sources. If the estimates differ materially from actual results, the impact on the consolidated financial statements may be material. The Company’s critical accounting policies are disclosed in its 2019 Annual Report on Form 10-K filed with the SEC.
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
Strategic Initiatives
During 2019, KCS began implementing principles of Precision Scheduled Railroading (“PSR”), focusing on operational excellence and driving the following improvements:

•	Customer service — improve and sustain consistency and reliability of service and create a more resilient and dependable network;

•	Facilitating growth — additional capacity for new opportunities;

•	Improving asset utilization — meet growing or changing demand with the same or fewer assets; and,

•	Improving the cost profile of the Company — increased profitability driven by volume and revenue growth and improved productivity and asset utilization.
As a result of the PSR initiatives in 2019, management approved four separate restructuring plans that totaled $168.8 million, including a $67.5 million restructuring plan in the first quarter of 2019. The PSR plans included asset impairments, workforce reductions, and contract restructuring, which resulted in 2019 operating expense savings of approximately $58.0 million. Management’s restructuring plans were substantially completed in 2019.
In 2020, the Company continues to focus on implementing PSR initiatives and expects to have incremental annual operating expense savings of approximately $61.0 million.
The Company established the following key metrics and goals to measure PSR progress and performance:

	Three Months Ended		Improvement/ (Deterioration)	FY 2020 Goal
	March 31,
	2020	2019
Gross velocity (mph) (i)	15.9	12.6	26%	17.0
Terminal dwell (hours) (ii)	19.8	21.8	9%	18.0
Train length (feet) (iii)	5,973	5,760	4%	6,350
Car miles per day (iv)	120.7	101.0	20%	135.0
Fuel efficiency (gallons per 1,000 GTM's) (v)	1.26	1.34	6%	1.24

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

Operating performance continued to improve in the first three months of 2020, compared to the same period in 2019. Improvements in velocity and dwell are largely due to increased focus on execution, and refining service design. Additionally, the Company has consolidated trains, which has increased train length, improved fuel efficiency, and led to reduced crew costs.
The Company remains focused on executing the strategic initiatives and achieving the operational metric targets noted above, which will deliver improved customer service, facilitate growth, and drive better asset utilization while improving the cost profile of the Company.

COVID-19 Update

With the global outbreak of the Coronavirus Disease 2019 (“COVID-19”) and the declaration of a pandemic by the World Health Organization on March 11, 2020, the U.S. and Mexico governments have deemed rail transportation as “critical infrastructure” providing essential services during this global emergency. As a provider of critical infrastructure, Kansas City Southern has an obligation to keep employees working and freight moving. KCS remains focused on protecting the health and wellbeing of its employees and the communities in which it operates while assuring the continuity of its business operations.
 KCS created a dedicated crisis team that proactively implemented its business continuity plans and has taken a variety of measures to ensure the ongoing availability of its transportation services, while taking health and safety measures, including separating dispatching and crew operations, implementing enhanced cleaning and hygiene protocols in all of its facilities and locomotives, and implementing remote work policies, where possible. To date, as a result of these business continuity measures, the Company has not experienced disruptions in the Company’s railroad operations.
The fundamentals of the Company remain strong. KCS believes it has sufficient liquidity on hand to continue business operations during this volatile period. As disclosed in the Liquidity and Capital Resources section, the Company has total available liquidity of $691.0 million as of March 31, 2020, consisting of cash on hand and a revolving credit facility. In addition, there are no debt maturities until 2023. If the Company experienced a significant reduction in revenues, the Company would have additional alternatives to maintain liquidity, including capital expenditure reductions, adjustments to its capital allocation policy, and cost reductions. As a result of the Company’s ongoing PSR initiatives, KCS has been able to respond quickly to its customers’ changing business demands related to the COVID-19 pandemic and has been able to further reduce costs through implementation of service design changes and consolidation of trains. At this time, the Company does not expect the impact of COVID-19 to reduce its projected cost savings from PSR initiatives.
The pandemic presents potential new risks to the Company’s business. Although there have been logistical and other challenges to date, there has been no material adverse impact on the Company’s first quarter 2020 results of operations, excluding the impacts of foreign exchange losses (see foreign exchange gain (loss) within non-operating income and expenses for further discussion). The Company began to see the impacts of COVID-19 on customer demand in late March and continues to see declines in the second quarter of 2020, primarily in the automotive business unit due to plant shutdowns and expected lower production volumes. Intermodal volume has also been affected by overall decline in demand due to COVID-19 and automotive plant shutdowns resulting in significant declines in auto parts shipments. In addition, reductions in crude and frac sand volumes are expected due to the declines in oil prices. These volume declines are expected to result in lower second quarter 2020 volumes compared to the same period in 2019. The situation surrounding COVID-19 remains fluid and the potential for a material impact on the Company increases the longer the virus impacts the level of economic activity in the United States and globally. For this reason, KCS cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity. See Part II, Item 1A - “Risk Factors” - “Public health threats or outbreaks of communicable diseases, including the ongoing COVID-19 pandemic, could have a material adverse effect on the Company’s operations and financial results.”
First Quarter Highlights
Revenues increased 8% for the three months ended March 31, 2020, as compared to the same period in 2019, due to a 4% increase in carloads/unit volumes and a 3% increase in revenue per carload/unit. Revenues increased primarily due to growth in refined fuel products and liquid petroleum gas shipments to Mexico, and favorable comparable volumes due to service interruptions at Lazaro Cardenas due to teacher protests in 2019. Revenue per carload/unit increased as a result of higher fuel surcharge, positive pricing impacts, and longer average length of haul, partially offset by mix.
Operating expenses decreased 14% during the three months ended March 31, 2020, as compared to the same period in 2019, primarily due to a decrease in restructuring charges as a result of PSR initiatives. Operating expenses as a percentage of revenues was 60.5% for the three months ended March 31, 2020, compared to 76.2% for the same period in 2019.
The Company reported quarterly earnings of $1.58 per diluted share on consolidated net income of $151.8 million for the three months ended March 31, 2020, compared to earnings of $1.02 per diluted share on consolidated net income of $102.8 million for the same period in 2019, due to higher operating income, partially offset by foreign exchange loss as compared to a gain in 2019.

Results of Operations
The following summarizes KCS’s consolidated statement of income components (in millions):

	Three Months Ended		Change
	March 31,
	2020	2019
Revenues	$731.7	$674.8	$56.9
Operating expenses	442.9	514.5	(71.6)
Operating income	288.8	160.3	128.5
Equity in net earnings of affiliates	1.0	1.7	(0.7)
Interest expense	(34.2)	(28.2)	(6.0)
Debt retirement costs	—	(0.6)	0.6
Foreign exchange gain (loss)	(59.5)	4.6	(64.1)
Other income, net	1.4	0.1	1.3
Income before income taxes	197.5	137.9	59.6
Income tax expense	45.2	34.7	10.5
Net income	152.3	103.2	49.1
Less: Net income attributable to noncontrolling interest	0.5	0.4	0.1
Net income attributable to Kansas City Southern and subsidiaries	$151.8	$102.8	$49.0

Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months Ended			Three Months Ended			Three Months Ended
	March 31,			March 31,			March 31,
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
Chemical and petroleum	$198.6	$168.6	18%	90.9	79.4	14%	$2,185	$2,123	3%
Industrial and consumer products	159.0	149.8	6%	83.4	79.9	4%	1,906	1,875	2%
Agriculture and minerals	134.5	122.9	9%	63.1	62.0	2%	2,132	1,982	8%
Energy	56.3	64.6	(13%)	57.6	60.8	(5%)	977	1,063	(8%)
Intermodal	88.7	79.9	11%	233.6	220.9	6%	380	362	5%
Automotive	53.9	57.6	(6%)	32.2	36.6	(12%)	1,674	1,574	6%
Carload revenues, carloads and units	691.0	643.4	7%	560.8	539.6	4%	$1,232	$1,192	3%
Other revenue	40.7	31.4	30%
Total revenues (i)	$731.7	$674.8	8%

(i) Included in revenues:
Fuel surcharge	$77.5	$62.4
Revenues include both revenue for transportation services and fuel surcharges. For the three months ended March 31, 2020, revenues increased 8% and carload/unit volumes increased 4%, compared to the same period in 2019. Revenues increased primarily due to growth in refined fuel products and liquid petroleum gas shipments to Mexico, and favorable comparable volumes due to service interruptions at Lazaro Cardenas due to teacher protests in 2019.
For the three months ended March 31, 2020, revenue per carload/unit increased by 3%, compared to the same period in 2019, due to higher fuel surcharge, positive pricing impacts, and longer average length of haul. These increases were partially offset by mix.

The average exchange rate of Mexican pesos per U.S. dollar was Ps.19.9 for the three months ended March 30, 2020, compared to Ps.19.2 for the same period in 2019, which resulted in a decrease to revenues of approximately $0.3 million.
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
For the three months ended March 31, 2020, fuel surcharge revenue increased $15.1 million, compared to the same period in 2019, primarily due to increased fuel surcharge rates due to higher fuel costs as a result of the loss of the Mexican fuel excise tax credit and higher fuel prices.
The following discussion provides an analysis of revenues by commodity group:

Revenues by commodity group for the three months ended March 31, 2020
Chemical and petroleum. Revenues increased $30.0 million for the three months ended March 31, 2020, compared to the same period in 2019, due to a 14% increase in carload/unit volumes and a 3% increase in revenue per carload/unit. Volumes increased primarily due to increased refined fuel product and liquid petroleum gas shipments to Mexico and favorable comparable petroleum volumes due to service interruptions at Lazaro Cardenas in 2019. Revenue per carload/unit increased due to higher fuel surcharge and positive pricing impacts.

Industrial and consumer products. Revenues increased $9.2 million for the three months ended March 31, 2020, compared to the same period in 2019, due to a 4% increase in carload/unit volumes and a 2% increase in revenue per carload/unit. Revenues increased due to a change in traffic patterns and an increase in market demand for metals shipments. In addition, revenues increased due to favorable comparable volumes as a result of service interruptions at Lazaro Cardenas in 2019. Revenue per carload/unit increased as a result of longer average length of haul, positive pricing impacts, and higher fuel surcharge, partially offset by mix.

Revenues by commodity group for the three months ended March 31, 2020
Agriculture and minerals. Revenues increased $11.6 million for the three months ended March 31, 2020, compared to the same period in 2019, due to an 8% increase in revenue per carload/unit and a 2% increase in carload/unit volumes. The increase in revenue per carload/unit was driven by food products and grain as a result of longer average length of haul, higher fuel surcharge, and positive pricing impacts. Food products volume increased primarily due to a customer change in traffic patterns.

Energy. Revenues decreased $8.3 million for the three months ended March 31, 2020, compared to the same period in 2019, due to an 8% decrease in revenue per carload/unit and a 5% decrease in carload/unit volumes. Revenue per carload/unit decreased due to mix and shorter average length of haul. Utility coal volumes decreased as a result of low natural gas prices and warm weather. Frac sand volumes decreased due to changes in sourcing patterns. These decreases were partially offset by an increase in crude oil attributable to temporary improvement in Canadian crude spreads early in the quarter.

Frac Sand
7%
Crude Oil
31%
Utility
Coal
42%
Coal &
Petroleum
Coke
20%

Intermodal. Revenues increased $8.8 million for the three months ended March 31, 2020, compared to the same period in 2019, due to a 6% increase in carload/unit volumes, and a 5% increase in revenue per carload/unit. The volume increase was primarily driven by strong cross-border shipments and favorable comparative volumes due to service interruptions at Lazaro Cardenas in 2019, partially offset by volume declines due to COVID-19 in late March. Revenue per carload/unit increased due to higher fuel surcharge.
Automotive. Revenues decreased $3.7 million for the three months ended March 31, 2020, compared to the same period in 2019, due to a 12% decrease in carload/unit volumes, partially offset by a 6% increase in revenue per carload/unit. Volumes decreased due to lower overall automotive production in Mexico and auto plant shutdowns due to COVID-19 in late March, partially offset by favorable comparable volumes due to service interruptions at Lazaro Cardenas in 2019. Revenue per carload/unit increased due to higher fuel surcharge and positive pricing impacts.

Operating Expenses
Operating expenses, as shown below (in millions), decreased $71.6 million for the three months ended March 31, 2020, compared to the same period in 2019, primarily due to a decrease in restructuring charges as a result of PSR initiatives. The weakening of the Mexican peso against the U.S. dollar during the three months ended March 31, 2020, resulted in reduced expense of approximately $4.0 million, compared to the same period in 2019, for expense transactions denominated in Mexican pesos. The average exchange rate of Mexican pesos per U.S. dollar was Ps.19.9 for the three months ended March 31, 2020, compared to Ps.19.2 for the same period in 2019.

	Three Months Ended
	March 31,		Change
	2020	2019	Dollars	Percent
Compensation and benefits	$133.4	$128.9	$4.5	3%
Purchased services	53.3	52.8	0.5	1%
Fuel	74.9	83.0	(8.1)	(10%)
Equipment costs	21.9	30.4	(8.5)	(28%)
Depreciation and amortization	89.4	88.5	0.9	1%
Materials and other	64.0	63.4	0.6	1%
Restructuring charges	6.0	67.5	(61.5)	(91%)
Total operating expenses	$442.9	$514.5	$(71.6)	(14%)
Compensation and benefits. Compensation and benefits increased $4.5 million for the three months ended March 31, 2020, compared to the same period in 2019, due to increases in incentive compensation of approximately $9.0 million and wages of approximately $4.0 million, partially offset by a decrease of approximately $6.0 million in headcount and hours worked as a result of PSR initiatives, and the weakening of the Mexican peso against the U.S. dollar of approximately $2.0 million.
Purchased services. Purchased services expense increased $0.5 million for the three months ended March 31, 2020, compared to the same period in 2019, due to increases in corporate services and trackage rights, partially offset by decreases in repairs and maintenance and the weakening of the Mexican peso against the U.S. dollar.
Fuel. Fuel decreased $8.1 million for the three months ended March 31, 2020, compared to the same period in 2019, due to lower diesel fuel prices of approximately $3.0 million in both Mexico and the U.S., increased efficiency of approximately $5.0 million and the weakening of the Mexican peso against the U.S. dollar of approximately $1.0 million, partially offset by increased consumption of approximately $4.0 million. The average price per gallon was $2.34 for the three months ended March 31, 2020, compared to $2.54 for the same period in 2019.
Equipment costs. Equipment costs decreased $8.5 million for the three months ended March 31, 2020, compared to the same period in 2019, due to lower lease expense as a result of the termination of locomotive leases during the second quarter of 2019 and first quarter of 2020 of approximately $5.0 million, and lower car hire expense primarily as a result of reduced cycle times due to PSR initiatives of approximately $3.0 million.
Depreciation and amortization. Depreciation and amortization expense increased $0.9 million for the three months ended March 31, 2020, compared to the same period in 2019, due to a larger asset base, partially offset by lower depreciation as a result of PSR initiatives implemented during 2019.
Materials and other. Materials and other expense increased $0.6 million for the three months ended March 31, 2020, compared to the same period in 2019, primarily due to higher derailment activity of approximately $4.0 million, partially offset by a decrease in materials and supplies expense of approximately $2.0 million and the weakening of the Mexican peso against the U.S. dollar of approximately $1.0 million.
Restructuring charges. During the three months ended March 31, 2020, the Company recognized restructuring charges of $6.0 million, primarily as a result of make-whole payments for leased locomotives impaired in the fourth quarter of 2019. For the three months ended March 31, 2019, the Company recognized restructuring charges of $67.5 million, related to the impairment of certain locomotives and rail cars, severance costs related to workforce reductions, and contract restructuring activities. Refer to Note 3, Restructuring Charges for more information.

Non-Operating Income and Expenses
Equity in net earnings of affiliates. Equity in net earnings of affiliates decreased $0.7 million for the three months ended March 31, 2020, compared to the same period in 2019, primarily due to a decrease in net earnings from the operations of TFCM, S. de R.L de C.V. (“TCM”) due to increased tax expense and foreign exchange losses. This decrease was partially offset by increase in equity in net earnings from the operations of Ferrocarril y Terminal del Valle de Mexico, S.A de C.V. (“FTVM”) as a result of higher expenses recognized in the first quarter of 2019 related to the cancellation of Mexico City’s new international airport.
Interest expense. For the three months ended March 31, 2020, interest expense increased $6.0 million, compared to the same period in 2019, due to higher average debt balances. During the three months ended March 31, 2020, the average debt balance was $3,275.2 million, compared to $2,711.9 million for the same period in 2019. The average interest rate during the three months ended March 31, 2020 and 2019 was 4.2%, for both periods.
Debt retirement costs. The Company did not incur debt retirement costs during the first quarter of 2020. Debt retirement costs were $0.6 million for the three months ended March 31, 2019, related to the write-off of previously capitalized debt issuance costs associated with the establishment of the new revolving credit facility in the first quarter of 2019.
Foreign exchange gain (loss). For the three months ended March 31, 2020, foreign exchange loss was $59.5 million, compared to a gain of $4.6 million, for the same period in 2019. Foreign exchange gain (loss) includes the re-measurement and settlement of net monetary assets denominated in Mexican pesos and the gain (loss) on foreign currency derivative contracts. The significant fluctuation in foreign exchange gain (loss) is a result of depreciation in the Mexican peso against the U.S. dollar partially resulting from the increased market volatility driven by the global COVID-19 pandemic.
For the three months ended March 31, 2020, the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos resulted in a foreign exchange loss of $25.8 million, compared to a gain of $1.0 million, for the same period in 2019.
The Company enters into foreign currency derivative contracts to hedge its net exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar. For the three months ended March 31, 2020, the Company incurred a foreign exchange loss of $33.7 million, compared to a gain of $3.6 million, for the same period in 2019.
Other income, net. Other income, net increased $1.3 million for the three months ended March 31, 2020, compared to the same period in 2019, due to an increase in miscellaneous income.
Income tax expense. Income tax expense increased $10.5 million for the three months ended March 31, 2020, compared to the same period in 2019, due to higher pre-tax income, partially offset by a lower effective tax rate. The decrease in the effective tax rate was primarily due to fluctuations in the foreign exchange rate, partially offset by the loss of the Mexican fuel excise tax credit. See the tax rates reconciliation below.
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

The components of the effective tax rates for the three months ended March 31, 2020, compared to the same periods in 2019, are as follows:

	Three Months Ended
	March 31,
	2020	2019
Statutory rate in effect	21.0%	21.0%
Tax effect of:
Difference between U.S. and foreign tax rate	5.7%	5.8%
Global intangible low-taxed income (“GILTI”) tax, net	1.1%	1.0%
Mexican fuel excise tax credit, net (i)	—	(4.9%)
State and local income tax provision, net	1.3%	1.1%
Foreign exchange (ii)	(4.8%)	1.2%
Other, net	(1.4%)	—
Effective tax rate	22.9%	25.2%

(i)	See discussion of the inclusion of the Mexican fuel excise tax credit, net within the effective tax rate in the Mexico Tax Reform section below.

(ii)
Mexican income taxes are paid in Mexican pesos, and as a result, the effective income tax rate reflects fluctuations in the value of the Mexican peso against the U.S. dollar measured by the forward exchange rate. The foreign exchange impact on income taxes includes the gain or loss from the revaluation of net U.S. dollar-denominated monetary liabilities into Mexican pesos which is included in Mexican taxable income under Mexican tax law. As a result, a strengthening of the Mexican peso against the U.S. dollar for the reporting period will generally increase the Mexican cash tax obligation and the effective income tax rate, and a weakening of the Mexican peso against the U.S. dollar for the reporting period will generally decrease the Mexican cash tax obligation and the effective tax rate. To hedge its exposure to this cash tax risk, the Company enters into foreign currency derivative contracts, which are measured at fair value each period and any change in fair value is recognized in foreign exchange gain (loss) within the consolidated statements of income as described above. Refer to Note 8, Derivative Instruments for more information.

Mexico Tax Reform
In December 2019, the Mexican government enacted changes in the tax law effective January 1, 2020 (“Mexico 2020 Tax Reform”). Mexico 2020 Tax Reform excluded railroads from eligibility for the Mexican fuel excise tax credit. Mexico 2020 Tax Reform also included permanent changes to the Value Added Tax (“VAT”) Law, Income Tax Law and Federal Fiscal Code which, among other things, requires certain VAT withholding, limits the deduction of interest expense and certain payments to related parties in preferential tax regimes, adopts a general anti-avoidance rule, requires mandatory disclosure of reportable transactions beginning in 2021, and permanently eliminates universal compensation, which allowed Mexican taxpayers to offset recoverable tax balances against balances due for other federal taxes. The elimination of universal compensation, which was instituted at the beginning of 2019 and then made permanent beginning in 2020, resulted in favorable VAT balances of $53.2 million as of March 31, 2020. The Company believes the favorable VAT balance will ultimately be refunded by the Mexican government. As a result, Mexico 2020 Tax Reform did not have a material impact to the consolidated financial statements for the three months ended March 31, 2020, and is not expected to for the remainder of 2020.

Liquidity and Capital Resources
Overview
On November 12, 2019, the Company announced its new capital allocation policy (the “Policy”) that was approved by the Company’s Board of Directors (the “Board”). Pursuant to that Policy, the Company intends to deploy available cash in the following manner:
• Approximately 40-50% to capital projects and strategic investments; and

•	Approximately 50-60% to share repurchases and dividends.

In connection with the new Policy, the Board also approved the following actions:

•	An increase in the quarterly dividend on KCS’s common stock from $0.36 to $0.40 per share; and

•	A new $2.0 billion share repurchase program (“2019 Program”), expiring December 31, 2022.
During the three months ended March 31, 2020, the Company invested $86.6 million in capital expenditures. See the Capital Expenditures section for further details.

During the first quarter of 2020, KCS repurchased 1,291,635 shares of common stock for $194.2 million under the 2019 Program, which includes shares delivered to settle the Company’s accelerated share repurchase (“ASR”) agreements entered into in November 2019. Since inception of the 2019 Program, KCS has repurchased 4,314,395 shares of common stock for $661.7 million at an average price of $153.37 per share. Management’s assessment of market conditions, available liquidity and other factors will determine the timing and volume of any future repurchases. Refer to Note 10, Share Repurchases, for additional information on the Company’s common share repurchase program and ASR agreements.
During the first quarter of 2020, the Company’s Board of Directors declared a quarterly cash dividend on its common stock of $0.40 per share (total of $38.2 million). Subject to the discretion of the Board of Directors, capital availability and a determination that cash dividends continue to be in the best interest of its stockholders, the Company intends to pay a quarterly dividend on an ongoing basis.
At March 31, 2020, the Company had $444.7 million principal amount outstanding of 3.00% senior notes that mature May 15, 2023 (the “3.00% Notes”). The Company has the intention and ability to refinance the 3.00% Notes into a new long-term debt instrument prior to maturity. The Company has executed treasury lock agreements to hedge the U.S. Treasury benchmark interest rate associated with any future interest payments related to the anticipated refinancing of the 3.00% Notes. See Note 8, Derivative Instruments for further discussion of the treasury lock agreements.
The Company’s current financing instruments contain restrictive covenants which limit or preclude certain actions; however, the covenants are structured such that the Company expects to have sufficient flexibility to conduct its operations. The Company was in compliance with all of its debt covenants as of March 31, 2020.
For additional discussion of the agreements representing the indebtedness of KCS, see Note 13, Short-Term Borrowings and Note 14, Long-Term Debt in the “Notes to the Consolidated Financial Statements” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
On March 31, 2020, total available liquidity (the cash balance plus revolving credit facility availability) was $691.0 million, compared to availability at December 31, 2019 of $748.8 million. This decrease was due to shares repurchased during the first quarter of 2020.
As of March 31, 2020, the total cash and cash equivalents held outside of the U.S. in foreign subsidiaries was $33.5 million, after repatriating approximately $66.0 million during the first quarter of 2020. The Company expects that this cash will be available to fund operations without incurring significant additional income taxes.
Mexico 2020 Tax Reform permanently eliminated universal compensation that allowed Mexican taxpayers to offset recoverable tax balances against balances due for other federal taxes. The elimination of universal compensation could negatively impact the timing of KCSM’s cash flow by up to $60.0 million in 2020 while awaiting refunds of value added tax from the Mexican government.

Cash Flow Information
Summary cash flow data follows (in millions):

	Three Months Ended
	March 31,
	2020	2019
Cash flows provided by (used for):
Operating activities	$283.2	$272.7
Investing activities	(188.6)	(189.7)
Financing activities	(148.3)	(90.8)
Effect of exchange rate changes on cash	(4.1)	—
Net decrease in cash and cash equivalents	(57.8)	(7.8)
Cash and cash equivalents beginning of year	148.8	100.5
Cash and cash equivalents end of period	$91.0	$92.7
Cash flows from operating activities increased $10.5 million for the three months ended March 31, 2020, compared to the same period in 2019, primarily due to an increase in net income, partially offset by a decrease in cash received for working capital items resulting mainly from the timing of certain receipts.

Net cash used for investing activities decreased $1.1 million for the three months ended March 31, 2020, compared to the same period in 2019, due to an decrease in capital expenditures of $81.1 million, partially offset by an increase in the purchase or replacement of assets under existing operating leases of $78.2 million.
Net cash used for financing activities increased $57.5 million for the three months ended March 31, 2020, compared to the same period in 2019, primarily due to an increase in shares repurchased of $61.4 million, partially offset by an increase in proceeds from employee stock plans of $4.2 million.

Capital Expenditures
KCS has funded, and expects to continue to fund capital expenditures with operating cash flows and short and long-term debt.
The following table summarizes capital expenditures by type (in millions):

	Three Months Ended
	March 31,
	2020	2019
Roadway capital program	$56.6	$59.8
Locomotives and freight cars	6.7	85.3
Capacity	10.2	16.4
Positive train control	3.3	3.7
Information technology	9.0	8.1
Other	0.8	1.6
Total capital expenditures (accrual basis)	86.6	174.9
Change in capital accruals	12.2	5.0
Total cash capital expenditures	$98.8	$179.9

Purchase or replacement of equipment under operating leases (accrual basis)	$78.2	$—
Change in capital accruals	—	—
Total cash purchase or replacement of equipment under operating leases	$78.2	$—
Generally, the Company’s capital program consists of capital replacement and equipment. For 2020, internally generated cash flows are expected to fund cash capital expenditures, which are currently estimated to be between $400.0 million and $450.0 million, depending on market conditions. In addition, the Company periodically reviews its equipment and property under operating leases. Any additional purchase or replacement of equipment and property under operating leases during 2020 is expected to be funded with internally generated cash flows and/or debt.

Other Matters

Regulatory Updates
USMCA. On January 16, 2020, the U.S. Senate approved the “USMCA Implementation Act” that had been approved by the U.S. House of Representatives on December 19, 2019. On January 29, 2020, U.S. President Donald J. Trump signed the implementing legislation into law.
Both Canada and Mexico have taken their required legislative actions to implement the new agreement.
The Canadian and Mexican governments have sent the notifications required under the USMCA that they have completed all the necessary requirements for its implementation. The U.S. has not provided the required notification. If the U.S. sends its notification before the end of April 2020, the deal could enter into force on July 1, 2020.
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
KCSM Servicios, S.A. de C.V. (“KCSM Servicios”), a wholly owned subsidiary of KCS, provides employee services to KCSM, and KCSM pays KCSM Servicios market-based rates for these services. KCSM Servicios union employees are covered by one labor agreement, which was signed on April 16, 2012, between KCSM Servicios and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (“Mexican Railroad Union”), and which remains in effect during the period of the Concession, for the purpose of regulating the relationship between the parties. Over 75% of KCSM Servicios employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other benefits are subject to negotiation every two years. The parties are currently negotiating compensation terms and benefits that will apply from July 1, 2019 to June 30, 2020, along with other terms. The finalization of the compensation terms is not expected to have a significant effect on the consolidated financial statements.
Union labor negotiations have not historically resulted in any strike, boycott, or other disruption in the Company’s business operations.

Supplemental Guarantor Financial Information
The following is a description of the terms and conditions of the guarantees with respect to senior notes for which KCS is an issuer or provides full and unconditional guarantee.

Note Guarantees
As of March 31, 2020, KCS had outstanding $3,186.2 million principal amount of senior notes due through 2069. The Kansas City Southern Railway Company (“KCSR”) had outstanding $2.7 million principal amount of senior notes due through 2045 (together, the “Senior Notes”). The senior notes for which KCS is the issuer are unconditionally guaranteed, jointly and severally, on an unsecured senior basis, by each of KCS’s current and future domestic consolidated subsidiaries that from time to time guarantees certain of KCS’s credit agreements, or any other debt of KCS, or any of KCS’s significant subsidiaries that is a guarantor (each, a “Guarantor Subsidiary,” and collectively, the “Guarantor Subsidiaries”). In addition, the senior notes for which KCSR is the issuer are unconditionally guaranteed, jointly and severally, on an unsecured senior basis, by KCS and each of its current and future domestic consolidated subsidiaries that from time to time guarantees KCSR’s credit agreement, or any other debt of KCSR or any of KCSR’s significant subsidiaries that is a Guarantor Subsidiary. The obligations of each Guarantor Subsidiary under its note guarantee are limited as necessary to prevent such note guarantee from constituting a fraudulent conveyance under applicable law. A guarantee of the Senior Notes by KCS or a Guarantor Subsidiary is subject to release in the following circumstances: (i) the sale, disposition, exchange or other transfer (including through merger, consolidation, amalgamation or otherwise) of the capital stock of the Guarantor Subsidiary made in a manner not in violation of the indenture; (ii) the designation of the subsidiary as an “Unrestricted Subsidiary” under the indenture; (iii) the legal defeasance or covenant defeasance of the Senior Notes in accordance with the terms of the indenture; or (iv) the Guarantor Subsidiary ceasing to be KCS’s subsidiary as a result of any foreclosure of any pledge or security interest securing KCS’s Revolving Credit Facility or other exercise of remedies in respect thereof.
KCSM and any other foreign subsidiaries of KCS do not and will not guarantee the Senior Notes (“Non-Guarantor Subsidiaries”).
The following tables present summarized financial information for KCS and the Guarantor Subsidiaries on a combined basis after intercompany transactions have been eliminated, including adjustments to remove the receivable and payable balances, investment in, and equity in earnings from the Non-Guarantor Subsidiaries.

Summarized Financial Information

Income Statements	KCS and Guarantor Subsidiaries
	Three Months Ended March 31, 2020	Twelve Months Ended December 31, 2019
Revenues	$374.6	$1,472.0
Operating expenses	232.1	1,068.5
Operating income	142.5	403.5
Income before income taxes	111.3	291.7
Net income	99.2	235.0

Balance Sheets	KCS and Guarantor Subsidiaries
	March 31, 2020	December 31, 2019
Assets:
Current assets	$261.2	$332.9
Property and equipment (including concession assets), net	4,716.1	4,596.3
Other non-current assets	85.8	156.9

Liabilities and equity:
Current liabilities	$280.7	$313.5
Non-current liabilities	4,252.2	4,267.7
Noncontrolling interest	323.9	323.4

Excluded from current assets in the table above are $134.1 million and $95.2 million of current intercompany receivables due to KCS and the Guarantor Subsidiaries from the Non-Guarantor Subsidiaries as of March 31, 2020 and December 31, 2019, respectively. Excluded from current liabilities in the table above are $110.5 million and $55.0 million of current intercompany payables due to the Non-Guarantor Subsidiaries from KCS and the Guarantor Subsidiaries as of March 31, 2020 and December 31, 2019, respectively.
The Senior Notes are structurally subordinated to the indebtedness and other liabilities of the Non-Guarantor Subsidiaries. The Non-Guarantor Subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to the Senior Notes or the indentures, or to make any funds available therefor, whether by dividends, loans, distributions or other payments. Any right that the KCS or the Guarantor Subsidiaries have to receive any assets of any of the Non-Guarantor Subsidiaries upon the liquidation or reorganization of any Non-Guarantor Subsidiary, and the consequent rights of holders of Senior Notes to realize proceeds from the sale of any of a Non-Guarantor Subsidiary’s assets, would be effectively subordinated to the claims of such Non-Guarantor Subsidiary’s creditors, including trade creditors and holders of preferred equity interests, if any, of such Non-Guarantor Subsidiary. Accordingly, in the event of a bankruptcy, liquidation or reorganization of any of the Non-Guarantor Subsidiaries, the Non-Guarantor Subsidiaries will pay the holders of their debts, holders of preferred equity interests, if any, and their trade creditors before they will be able to distribute any of their assets to KCS or any Guarantor Subsidiary.
If a Guarantor Subsidiary were to become a debtor in a case under the U.S. Bankruptcy Code or encounter other financial difficulty, under federal or state fraudulent transfer or conveyance law, a court may avoid, subordinate or otherwise decline to enforce its guarantee of the Senior Notes. A court might do so if it is found that when such Guarantor Subsidiary entered into its guarantee of the Senior Notes, or in some states when payments became due under the Senior Notes, such Guarantor Subsidiary received less than reasonably equivalent value or fair consideration and either:
• was insolvent or rendered insolvent by reason of such incurrence;
• was left with unreasonably small or otherwise inadequate capital to conduct its business; or
• believed or reasonably should have believed that it would incur debts beyond its ability to pay.
The court might also avoid the guarantee of the Senior Notes without regard to the above factors, if the court found that a Guarantor Subsidiary entered into its guarantee with actual intent to hinder, delay or defraud its creditors.
A court would likely find that a Guarantor Subsidiary did not receive reasonably equivalent value or fair consideration for its guarantee of the Senior Notes, if such Guarantor Subsidiary did not substantially benefit directly or indirectly from the funding made available by the issuance of the Senior Notes. If a court were to avoid a guarantee of the Senior Notes provided by a Guarantor Subsidiary, holders of the Senior Notes would no longer have any claim against such Guarantor Subsidiary. The measures of insolvency for purposes of these fraudulent transfer or conveyance laws will vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer or conveyance has occurred, such that the Company cannot predict what standards a court would use to determine whether or not a Guarantor Subsidiary was solvent at the relevant time or, regardless of the standard that a court uses, that the guarantee of a Guarantor Subsidiary would not be subordinated to such Guarantor Subsidiary’s other debt. As noted above, each guarantee provided by a Guarantor Subsidiary includes a provision intended to limit the Guarantor Subsidiary’s liability to the maximum amount that it could incur without causing the incurrence of obligations under its guarantee to be a fraudulent transfer or conveyance. This provision may not be effective to protect those guarantees from being avoided under fraudulent transfer or conveyance law, or it may reduce that Guarantor Subsidiary’s obligation to an amount that effectively makes its guarantee worthless, and the Company cannot predict whether a court will ultimately find it to be effective.
On the basis of historical financial information, operating history and other factors, the Company believes that each of the Guarantor Subsidiaries, after giving effect to the issuance of its guarantee of the Senior Notes when such guarantee was issued, was not insolvent, did not have unreasonably small capital for the business in which it engaged and did not and has not incurred debts beyond its ability to pay such debts as they mature. The Company cannot predict, however, as to what standard a court would apply in making these determinations or that a court would agree with the Company’s conclusions in this regard.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There was no material change during the quarter from the information set forth in Part II, Item 7A. “Quantitative and Qualitative Disclosure about Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4.	Controls and Procedures
(a) Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal quarter ended March 31, 2020, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at a reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
For information related to the Company’s legal proceedings, see Note 11, Commitments and Contingencies, under Part I, Item 1 of this quarterly report on Form 10-Q.

Item 1A.	Risk Factors
Except as set forth below, during the quarter ended March 31, 2020, there were no material changes to the Risk Factors disclosed in Item 1A - “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Public health threats or outbreaks of communicable diseases could have a material adverse effect on the Company’s operations and financial results.
The Company may face risks related to public health threats or outbreaks of communicable diseases. A widespread healthcare crisis, such as an outbreak of a communicable disease could adversely affect the global economy and the Company’s and its business partners’ ability to conduct business in the U.S. and Mexico for an indefinite period of time. For example, the ongoing global Coronavirus Disease 2019 (COVID-19) pandemic, has negatively impacted global economy, disrupted financial markets and international trade, resulted in increased unemployment levels and significantly impacted global supply chains, all of which have started to negatively impact the rail transportation industry and the Company’s business. In addition, Federal, state, and local governments have implemented various mitigation measures, including travel restrictions, border closings, restrictions on public gatherings, shelter-in-place restrictions and limitations on business. Although the Company is considered an essential business, some of these actions have adversely impacted the ability of KCS employees, contractors, suppliers, customers, and other business partners to conduct business activities, and could ultimately do so for an indefinite period of time. This could have a material adverse effect on the Company’s results of operations, financial condition, and liquidity. In particular, the continued spread of COVID-19 and efforts to contain the virus could:
•continue to impact customer demand of the Company’s transportation services;
•cause the Company to experience an increase in costs as a result of the Company’s emergency measures, delayed payments from customers and uncollectable accounts;
•cause delays and disruptions in the supply chain resulting in disruptions in the commercial operation dates of certain projects;
•impact availability of qualified personnel; and
•cause other unpredictable events.
The situation surrounding COVID-19 remains fluid and the potential for a material impact on the Company’s results of operations, financial condition, and liquidity increases the longer the virus impacts activity levels in the United States and globally. For this reason, KCS cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity. The extent to which the COVID-19 pandemic may impact the Company’s business, operating results, financial condition, or liquidity will depend on future developments, including the duration of the outbreak, travel restrictions, business and workforce disruptions, and the effectiveness of actions taken to contain and treat the disease.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table presents stock repurchases during each month for the first quarter of 2020:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be purchased under the Plans or Programs (1)
Common stock
January 1-31, 2020	—	—	—	$1,532,500,000
February 1-29, 2020	72,000	$157.59	72,000	$1,521,153,565
March 1-31, 2020 (2)	1,219,635	$149.94	1,219,635	$1,338,280,820
Total	1,291,635		1,291,635

(1)
On November 12, 2019, the Company announced that the Board of Directors approved a share repurchase program, pursuant to which up to $2.0 billion in shares of common stock could be repurchased through December 31, 2022. Share repurchases may be made in the open market, through privately negotiated transactions, or through accelerated share repurchase (“ASR”) transactions.

(2)
In March 2020, the Company received an aggregate delivery of 445,936 shares in settlement of its ASR agreements entered into in November 2019. This delivery of shares and their market price at time of delivery are included in the table above. The final number of total shares repurchased and the cost of shares repurchased was based on the volume-weighted average price of the Company’s common stock during the term of the agreements. Refer to Note 10, Share Repurchases for additional information.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Exhibits

22.1	List of Issuers and Guarantor Subsidiaries.

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.1.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.2.

32.1*	Principal Executive Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.1.

32.2*	Principal Financial Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.2.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as an Inline XBRL document and included in Exhibit 101).

* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on April 17, 2020.

Kansas City Southern

/s/ MICHAEL W. UPCHURCH
Michael W. Upchurch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ SUZANNE M. GRAFTON
Suzanne M. Grafton
Vice President and Chief Accounting Officer
(Principal Accounting Officer)