Form 10-Q
period 2020-06-30
KANSAS CITY SOUTHERN
filed 2020-07-17
CIK 54480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	July 10, 2020
Common Stock, $0.01 per share par value	94,349,268 Shares

Kansas City Southern and Subsidiaries
Form 10-Q
June 30, 2020
Index

		Page
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	3
	Consolidated Statements of Income — Three and six months ended June 30, 2020 and 2019	3
	Consolidated Statements of Comprehensive Income — Three and six months ended June 30, 2020 and 2019	4
	Consolidated Balance Sheets — June 30, 2020 and December 31, 2019	5
	Consolidated Statements of Cash Flows — Six months ended June 30, 2020 and 2019	6
	Consolidated Statements of Changes in Equity — Three months ended June 30, 2020, March 31, 2020, December 31, 2019, September 30, 2019, June 30, 2019 and March 31, 2019	7
	Notes to the Unaudited Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Mine Safety Disclosures	35
Item 5.	Other Information	35
Item 6.	Exhibits	36
	SIGNATURES	37

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Kansas City Southern and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In millions, except share and per share amounts) (Unaudited)
Revenues	$547.9	$714.0	$1,279.6	$1,388.8
Operating expenses:
Compensation and benefits	103.8	128.3	237.2	257.2
Purchased services	44.6	56.7	97.9	109.5
Fuel	39.5	87.7	114.4	170.7
Equipment costs	18.1	26.3	40.0	56.7
Depreciation and amortization	89.3	87.7	178.7	176.2
Materials and other	61.7	68.3	125.7	131.7
Restructuring charges	10.5	51.0	16.5	118.5
Total operating expenses	367.5	506.0	810.4	1,020.5
Operating income	180.4	208.0	469.2	368.3
Equity in net earnings (losses) of affiliates	0.2	(0.2)	1.2	1.5
Interest expense	(38.1)	(28.0)	(72.3)	(56.2)
Debt retirement costs	—	—	—	(0.6)
Foreign exchange gain (loss)	7.8	8.3	(51.7)	12.9
Other income, net	0.8	0.1	2.2	0.2
Income before income taxes	151.1	188.2	348.6	326.1
Income tax expense	40.8	59.1	86.0	93.8
Net income	110.3	129.1	262.6	232.3
Less: Net income attributable to noncontrolling interest	0.6	0.4	1.1	0.8
Net income attributable to Kansas City Southern and subsidiaries	109.7	128.7	261.5	231.5
Preferred stock dividends	—	—	0.1	0.1
Net income available to common stockholders	$109.7	$128.7	$261.4	$231.4

Earnings per share:
Basic earnings per share	$1.16	$1.29	$2.75	$2.31
Diluted earnings per share	$1.16	$1.28	$2.74	$2.30

Average shares outstanding (in thousands):
Basic	94,476	100,028	95,070	100,264
Potentially dilutive common shares	417	394	464	405
Diluted	94,893	100,422	95,534	100,669
See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In millions) (Unaudited)
Net income	$110.3	$129.1	$262.6	$232.3
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate derivative instruments, net of tax of $1.5 million, $(2.4) million, $2.7 million and $(4.1) million, respectively	5.3	(7.6)	10.1	(12.7)
Reclassification adjustment from cash flow hedges included in net income, net of tax of $0.2 million and $0.3 million, respectively	0.4	—	0.9	—
Foreign currency translation adjustments	0.2	0.1	(1.5)	0.3
Other comprehensive income (loss)	5.9	(7.5)	9.5	(12.4)
Comprehensive income	116.2	121.6	272.1	219.9
Less: Comprehensive income attributable to noncontrolling interest	0.6	0.4	1.1	0.8
Comprehensive income attributable to Kansas City Southern and subsidiaries	$115.6	$121.2	$271.0	$219.1
See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(In millions, except share and per share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$620.1	$148.8
Accounts receivable, net	222.8	274.2
Materials and supplies	131.2	150.6
Other current assets	142.1	155.0
Total current assets	1,116.2	728.6
Operating lease right-of-use assets	80.8	158.4
Investments	44.0	47.6
Property and equipment (including concession assets), net	8,947.4	8,806.3
Other assets	99.7	45.9
Total assets	$10,288.1	$9,786.8
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$16.3	$18.0
Accounts payable and accrued liabilities	440.6	473.3
Total current liabilities	456.9	491.3
Long-term operating lease liabilities	53.3	85.7
Long-term debt	3,765.4	3,228.0
Deferred income taxes	1,165.2	1,128.0
Other noncurrent liabilities and deferred credits	102.3	107.9
Total liabilities	5,543.1	5,040.9
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued; 222,130 and 222,625 shares outstanding at June 30, 2020 and December 31, 2019, respectively	5.6	5.6
$.01 par, common stock, 400,000,000 shares authorized; 123,352,185 shares issued; 94,327,807 and 96,115,669 shares outstanding at June 30, 2020 and December 31, 2019, respectively	1.0	1.0
Additional paid-in capital	922.8	843.7
Retained earnings	3,510.7	3,601.3
Accumulated other comprehensive loss	(19.6)	(29.1)
Total stockholders’ equity	4,420.5	4,422.5
Noncontrolling interest	324.5	323.4
Total equity	4,745.0	4,745.9
Total liabilities and equity	$10,288.1	$9,786.8
See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2020	2019
	(In millions) (Unaudited)
Operating activities:
Net income	$262.6	$232.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	178.7	176.2
Deferred income taxes	34.3	12.2
Equity in net earnings of affiliates	(1.2)	(1.5)
Share-based compensation	13.5	12.0
Distributions from affiliates	2.5	3.0
Settlement of foreign currency derivative instruments	(29.0)	4.8
(Gain) loss on foreign currency derivative instruments	27.3	(10.9)
Foreign exchange (gain) loss	24.4	(2.0)
Restructuring charges	16.5	118.5
Cash payments for restructuring charges	(3.2)	(1.4)
Changes in working capital items:
Accounts receivable	44.1	16.0
Materials and supplies	19.3	4.5
Other current assets	(47.1)	(15.0)
Accounts payable and accrued liabilities	(16.2)	(6.4)
Other, net	(1.0)	(1.1)
Net cash provided by operating activities	525.5	541.2

Investing activities:
Capital expenditures	(194.7)	(350.4)
Purchase or replacement of assets under operating leases	(78.2)	(0.9)
Property investments in MSLLC	(20.0)	(22.3)
Investments in and advances to affiliates	(4.9)	(15.3)
Proceeds from disposal of property	8.0	12.3
Other, net	(9.4)	2.5
Net cash used for investing activities	(299.2)	(374.1)

Financing activities:
Proceeds from issuance of long-term debt	545.6	—
Repayment of long-term debt	(4.8)	(5.5)
Dividends paid	(76.9)	(72.6)
Shares repurchased	(211.7)	(142.7)
Debt issuance costs paid	(6.6)	(2.5)
Proceeds from employee stock plans	4.5	3.3
Net cash provided by (used for) financing activities	250.1	(220.0)

Effect of exchange rate changes on cash	(5.1)	—

Cash and cash equivalents:
Net increase (decrease) during each period	471.3	(52.9)
At beginning of year	148.8	100.5
At end of period	$620.1	$47.6
See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Changes in Equity
(in millions, except per share amounts)
(Unaudited)

	$25 Par Preferred Stock	$.01 Par Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total

Balance at December 31, 2018	$5.7	$1.0	$946.6	$3,870.6	$(10.9)	$319.7	$5,132.7
Net income				102.8		0.4	103.2
Other comprehensive loss					(4.9)		(4.9)
Contribution from noncontrolling interest						1.8	1.8
Dividends on common stock ($0.36/share)			—	(36.3)			(36.3)
Dividends on $25 par preferred stock ($0.25/share)				(0.1)			(0.1)
Share repurchases	—	—	(4.4)	(45.9)			(50.3)
Options exercised and stock subscribed, net of shares withheld for employee taxes		—	(2.1)				(2.1)
Share-based compensation			6.0				6.0
Balance at March 31, 2019	5.7	1.0	946.1	3,891.1	(15.8)	321.9	5,150.0
Net income				128.7		0.4	129.1
Other comprehensive loss					(7.5)		(7.5)
Dividends on common stock ($0.36/share)			—	(36.0)			(36.0)
Dividends on $25 par preferred stock ($0.25/share)				—			—
Share repurchases	(0.1)	—	(7.3)	(85.0)			(92.4)
Options exercised and stock subscribed, net of shares withheld for employee taxes		—	2.3				2.3
Share-based compensation			6.0				6.0
Balance at June 30, 2019	5.6	1.0	947.1	3,898.8	(23.3)	322.3	5,151.5
Net income				180.2		0.4	180.6
Other comprehensive loss					(7.3)		(7.3)
Dividends on common stock ($0.36/share)			—	(35.6)			(35.6)
Dividends on $25 par preferred stock ($0.25/share)				(0.1)			(0.1)
Share repurchases	—	—	(7.7)	(92.1)			(99.8)
Options exercised and stock subscribed, net of shares withheld for employee taxes		—	2.7				2.7
Share-based compensation			5.2				5.2
Balance at September 30, 2019	5.6	1.0	947.3	3,951.2	(30.6)	322.7	5,197.2
Net income				127.2		0.7	127.9
Other comprehensive income					1.5		1.5
Dividends on common stock ($0.40/share)			—	(38.6)			(38.6)
Dividends on $25 par preferred stock ($0.25/share)				—			—
Share repurchases	—	—	(29.0)	(438.5)			(467.5)
Forward contract for accelerated share repurchases			(82.5)				(82.5)
Options exercised and stock subscribed, net of shares withheld for employee taxes		—	1.2				1.2
Share-based compensation			6.7				6.7
Balance at December 31, 2019	5.6	1.0	843.7	3,601.3	(29.1)	323.4	4,745.9
Net income				151.8		0.5	152.3
Other comprehensive income					3.6		3.6
Dividends on common stock ($0.40/share)			—	(38.2)			(38.2)
Dividends on $25 par preferred stock ($0.25/share)				(0.1)			(0.1)
Share repurchases		—	(11.4)	(182.8)			(194.2)
Settlement of forward contract for accelerated share repurchases			82.5				82.5
Options exercised and stock subscribed, net of shares withheld for employee taxes		—	(0.1)				(0.1)
Share-based compensation			10.3				10.3
Balance at March 31, 2020	$5.6	$1.0	$925.0	$3,532.0	$(25.5)	$323.9	$4,762.0
Net income				109.7		0.6	110.3
Other comprehensive income					5.9		5.9
Dividends on common stock ($0.40/share)			—	(37.8)			(37.8)
Dividends on $25 par preferred stock ($0.25/share)				—			—
Share repurchases	—	—	(6.8)	(93.2)			(100.0)
Options exercised and stock subscribed, net of shares withheld for employee taxes		—	(0.3)				(0.3)
Share-based compensation			4.9				4.9
Balance at June 30, 2020	$5.6	$1.0	$922.8	$3,510.7	$(19.6)	$324.5	$4,745.0

See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements
For purposes of this report, “KCS” or the “Company” may refer to Kansas City Southern or, as the context requires, to one or more subsidiaries of Kansas City Southern.

1. Basis of Presentation
In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring adjustments) necessary to reflect a fair statement of the results for interim periods in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three and six months ended June 30, 2020, are not necessarily indicative of the results to be expected for the full year ending December 31, 2020. Certain prior year amounts have been reclassified to conform to the current year presentation.
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

2. Restructuring Charges
COVID-19. In March 2020, the World Health Organization categorized Coronavirus Disease 2019 (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The U.S. and Mexico governments have deemed rail transportation as “critical infrastructure” providing essential services during this global emergency. As a provider of critical infrastructure, Kansas City Southern has an obligation to keep employees working and freight moving. KCS remains focused on protecting the health and wellbeing of its employees and the communities in which it operates while assuring the continuity of its business operations.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which includes modifications to the limitation on business interest expense and net operating loss provisions, and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. The Company estimates the payment of approximately $11.0 million of employer payroll taxes otherwise due in 2020 will be delayed with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022. The CARES Act did not have a material impact on the Company’s consolidated financial statements.
The Company began to experience the impacts of COVID-19 on customer demand in late March 2020. Revenues for the three months ended June 30, 2020 decreased by 23% as compared to the same period in 2019, primarily due to an overall decline in demand due to COVID-19. As revenues declined, the Company responded quickly and implemented cost-saving measures and accelerated precision scheduled railroading (“PSR”) initiatives by further consolidating trains, which increased train length and reduced crew costs. In June of 2020, the Company offered a voluntary separation program, which resulted in a restructuring charge of $9.2 million for the three months ended June 30, 2020, consisting of severance and benefit costs that will be paid out in either lump-sum payments or over a six to twelve-month period. Approximately 6% of management employees were irrevocably accepted into the voluntary separation program.
PSR. During 2019, the Company began implementing principles of PSR, which focus on providing reliable customer service, facilitating growth, improving asset utilization, and improving the cost profile of the Company. As a result of the PSR initiatives in 2019, management approved four separate restructuring plans that totaled $168.8 million, including restructuring plans of $67.5 million and $51.0 million in the first and second quarters of 2019, respectively. The restructuring plans were substantially completed in 2019.
During the first quarter of 2020, the Company purchased 91 locomotives for $78.2 million that were part of two existing leases. Of the 91 locomotives, 13 were impaired during the fourth quarter of 2019. The purchase of the impaired lease locomotives resulted in $6.0 million of make-whole payments recorded as incremental restructuring charges in the first quarter of 2020. During the second

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

quarter of 2020, the Company recognized approximately $1.3 million of restructuring charges from the disposal of held for sale equipment.

3. Revenue
Disaggregation of Revenue
The following table presents revenues disaggregated by the major commodity groups as well as the product types included within the major commodity groups (in millions). The Company believes disaggregation by product type best depicts how cash flows are affected by economic factors. See Note 12 for revenues by geographical area.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Chemical & Petroleum
Chemicals	$52.2	$61.6	$114.7	$122.1
Petroleum	70.6	90.0	166.4	164.3
Plastics	35.7	36.7	76.0	70.5
Total	158.5	188.3	357.1	356.9

Industrial & Consumer Products
Forest Products	57.8	63.2	126.7	129.6
Metals & Scrap	40.4	59.9	102.7	116.9
Other	22.4	27.2	50.2	53.6
Total	120.6	150.3	279.6	300.1

Agriculture & Minerals
Grain	64.1	73.2	141.9	145.9
Food Products	39.0	34.7	81.7	70.4
Ores & Minerals	5.3	5.8	11.1	12.3
Stone, Clay & Glass	6.0	8.7	14.2	16.7
Total	114.4	122.4	248.9	245.3

Energy
Utility Coal	23.2	27.5	46.8	60.0
Coal & Petroleum Coke	9.5	10.1	21.1	20.6
Frac Sand	1.7	6.7	5.5	14.7
Crude Oil	4.9	9.6	22.2	23.2
Total	39.3	53.9	95.6	118.5

Intermodal	63.5	92.6	152.2	172.5

Automotive	15.6	70.9	69.5	128.5

Total Freight Revenues	511.9	678.4	1,202.9	1,321.8

Other Revenue	36.0	35.6	76.7	67.0

Total Revenues	$547.9	$714.0	$1,279.6	$1,388.8

Contract Balances
The amount of revenue recognized in the second quarter of 2020 from performance obligations partially satisfied in previous periods was $18.2 million. The performance obligations that were unsatisfied or partially satisfied as of June 30, 2020, were $17.7 million, which represents in-transit shipments that are fully satisfied the following month.
A receivable is any unconditional right to consideration, and is recognized as shipments have been completed and the relating performance obligation has been fully satisfied. At June 30, 2020 and December 31, 2019, the accounts receivable, net balance was $222.8 million and $274.2 million, respectively. Contract assets represent a conditional right to consideration in exchange for goods or services. The Company did not have any contract assets at June 30, 2020 and December 31, 2019.

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

Contract liabilities represent consideration received in advance from customers, and are recognized as revenue over time as the relating performance obligation is satisfied. The amount of revenue recognized in the second quarter of 2020 that was included in the opening contract liability balance was $7.8 million. The Company has recognized contract liabilities within the accounts payable and accrued liabilities financial statement caption on the balance sheet. These are considered current liabilities as they will be settled in less than 12 months.
The following tables summarize the changes in contract liabilities (in millions):

Contract liabilities	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Beginning balance	$21.1	$22.3	$30.5	$32.4
Revenue recognized that was included in the contract liability balance at the beginning of the period	(7.8)	(10.1)	(17.9)	(24.2)
Increases due to consideration received, excluding amounts recognized as revenue during the period	2.8	6.8	3.5	10.8
Ending balance	$16.1	$19.0	$16.1	$19.0

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
The following table reconciles the basic earnings per share computation to the diluted earnings per share computation (in millions, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income available to common stockholders for purposes of computing basic and diluted earnings per share	$109.7	$128.7	$261.4	$231.4
Weighted-average number of shares outstanding (in thousands):
Basic shares	94,476	100,028	95,070	100,264
Effect of dilution	417	394	464	405
Diluted shares	94,893	100,422	95,534	100,669
Earnings per share:
Basic earnings per share	$1.16	$1.29	$2.75	$2.31
Diluted earnings per share	$1.16	$1.28	$2.74	$2.30

Potentially dilutive shares excluded from the calculation (in thousands):

Stock options excluded as their inclusion would be anti-dilutive	72	134	72	212

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

5. Property and Equipment (including Concession Assets)
Property and equipment, including concession assets, and related accumulated depreciation and amortization are summarized below (in millions):

	June 30, 2020	December 31, 2019
Land	$225.6	$224.9
Concession land rights	141.1	141.1
Road property	7,997.6	7,962.1
Equipment	2,757.5	2,652.6
Technology and other	352.2	345.1
Construction in progress	228.5	170.2
Total property	11,702.5	11,496.0
Accumulated depreciation and amortization	2,755.1	2,689.7
Property and equipment (including concession assets), net	$8,947.4	$8,806.3

Concession assets, net of accumulated amortization of $671.6 million and $678.1 million, totaled $2,355.1 million and $2,335.5 million at June 30, 2020 and December 31, 2019, respectively.

6. Fair Value Measurements
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
The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The carrying value of the Company’s debt was $3,781.7 million and $3,246.0 million at June 30, 2020 and December 31, 2019, respectively. If the Company’s debt were measured at fair value, the fair value measurements of the individual debt instruments would have been classified as Level 2 in the fair value hierarchy.

The fair value of the Company’s financial instruments is presented in the following table (in millions):

	June 30, 2020	December 31, 2019
	Level 2	Level 2
Assets
Foreign currency derivative instruments	$4.2	$2.5
Treasury lock agreements	12.8	—
Liabilities
Debt instruments	4,356.7	3,535.7

7. Derivative Instruments
The Company enters into derivative transactions in certain situations based on management’s assessment of current market conditions and perceived risks. Management intends to respond to evolving business and market conditions and in doing so, may enter into such transactions as deemed appropriate.
Credit Risk. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages this risk by limiting its counterparties to large financial institutions which meet the Company’s credit rating standards and

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

have an established banking relationship with the Company. As of June 30, 2020, the Company did not expect any losses as a result of default of its counterparties.
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
Below is a summary of the Company’s 2020 and 2019 foreign currency derivative contracts (amounts in millions, except Ps./USD):

Foreign currency forward contracts
	Contracts to purchase Ps./pay USD					Offsetting contracts to sell Ps./receive USD
	Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Cash received/(paid) on settlement
Contracts executed in 2020 and outstanding	$125.0	Ps.	3,002.6	Ps.	24.0	—	—		—		—
Contracts executed in 2020 and settled in 2020	$430.0	Ps.	8,251.7	Ps.	19.2	$397.4	Ps.	8,251.7	Ps.	20.8	$(32.6)
Contracts executed in 2019 and settled in 2020	$105.0	Ps.	2,041.2	Ps.	19.4	$108.6	Ps.	2,041.2	Ps.	18.8	$3.6
Contracts executed in 2019 and settled in 2019 (i)	$400.0	Ps.	7,892.5	Ps.	19.7	$410.7	Ps.	7,892.5	Ps.	19.2	$10.7
Contracts executed in 2018 and settled in 2019 (i)	$20.0	Ps.	410.9	Ps.	20.5	$20.9	Ps.	410.9	Ps.	19.6	$0.9

Foreign currency zero-cost collar contracts
	Notional amount	Cash received/(paid) on settlement
Contracts executed in 2018 and settled in 2019 (i)	$120.0		$0.3

(i) During the first half of 2019, the Company settled $120.0 million and $240.0 million of zero-cost collar contracts and forward contracts, respectively, resulting in cash received of $0.3 million and $4.5 million.
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

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

The following tables present the fair value of derivative instruments included in the Consolidated Balance Sheets (in millions):

	Derivative Assets
	Balance Sheet Location	June 30, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Treasury lock agreements	Other assets	$12.8	$—
Total derivatives designated as hedging instruments		12.8	—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	4.2	2.5
Total derivatives not designated as hedging instruments		4.2	2.5
Total derivative assets		$17.0	$2.5

The following tables summarize the gross and net fair value of derivative assets and liabilities (in millions):

Offsetting of Derivative Assets
As of June 30, 2020	Gross Assets	Gross Liabilities	Net Amounts Presented in the Consolidated Balance Sheets
Derivatives subject to a master netting arrangement or similar agreement	$5.0	$(0.8)	$4.2
As of December 31, 2019
Derivatives subject to a master netting arrangement or similar agreement	$2.5	$—	$2.5

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

The following table presents the effects of derivative instruments on the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income for the three months ended June 30 (in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative		Location of Gain/(Loss) Reclassified from AOCI into Income	Amount of Gain/(Loss) Reclassified from AOCI into Income
	2020	2019		2020	2019
Treasury lock agreements	$6.8	$(10.0)	Interest expense	$(0.6)	$—
Total	$6.8	$(10.0)		$(0.6)	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		2020	2019
Foreign currency forward contracts	Foreign exchange gain (loss)	$6.4	$7.3
Total		$6.4	$7.3

The following table presents the effects of derivative instruments on the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income for the six months ended June 30 (in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative		Location of Gain/(Loss) Reclassified from AOCI into Income	Amount of Gain/(Loss) Reclassified from AOCI into Income
	2020	2019		2020	2019
Treasury lock agreements	$12.8	$(16.8)	Interest expense	$(1.2)	$—
Total	$12.8	$(16.8)		$(1.2)	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		2020	2019
Foreign currency forward contracts	Foreign exchange gain (loss)	$(27.3)	$10.9
Total		$(27.3)	$10.9

See Note 6, Fair Value Measurements, for the determination of the fair values of derivatives.

8. Short-Term Borrowings
Commercial Paper. The Company’s commercial paper program generally serves as the primary means of short-term funding. As of June 30, 2020 and December 31, 2019, KCS had no commercial paper outstanding. For the six months ended June 30, 2020 and 2019, any commercial paper borrowings were outstanding for less than 90 days and the related activity is presented on a net basis in the consolidated statements of cash flows.

9. Long-Term Debt
Senior Notes
On April 22, 2020, KCS issued $550.0 million principal amount of senior unsecured notes due May 1, 2050 (the “3.50% Senior Notes”), which bear interest semiannually at a fixed annual rate of 3.50%. The 3.50% Senior Notes were issued at a discount to par value, resulting in a $4.4 million discount and a yield to maturity of 3.543%. The Company intends to use the net proceeds from the offering for general corporate purposes, including to repurchase shares of KCS’s common stock. However, given the uncertainties of the impacts of COVID-19, the Company currently retains the net proceeds from the offering as cash. The 3.50% Senior Notes are redeemable at the issuer’s option, in whole or in part, at any time, by paying the greater of either 100% of the principal amount to be redeemed and a formula price based on interest rates prevailing at the time of redemption and time remaining to maturity, plus accrued interest thereon to, but excluding the redemption date.

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

The 3.50% Senior Notes include certain covenants which are customary for this type of debt instrument issued by borrowers with similar credit ratings. The 3.50% Senior Notes are unsecured senior obligations of KCS and are unconditionally guaranteed, jointly and severally, on an unsecured senior basis by each current and future domestic subsidiary of KCS that from time to time guarantees the KCS revolving credit facility or any other debt of KCS or KCS’s significant subsidiaries that is a guarantor.

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

During the three months ended June 30, 2020, KCS repurchased 699,123 shares of common stock for $100.0 million at an average price of $143.05 per share. During the six months ended June 30, 2020, KCS repurchased 1,990,758 shares of common stock for $294.2 million, which includes shares delivered to settle the ASR agreements noted above. Since inception of the 2019 Program, KCS has repurchased 5,013,518 shares of common stock for $761.7 million at an average price of $151.94 per share. The excess of repurchase price over par value is allocated between additional paid-in capital and retained earnings.

11. Commitments and Contingencies
Concession Duty. Under Kansas City Southern de México, S.A. de C.V. (“KCSM”)’s 50-year railroad concession from the Mexican government (the “Concession”), which could expire in 2047 unless extended, KCSM pays annual concession duty expense of 1.25% of gross revenues. For the three and six months ended June 30, 2020, the concession duty expense, which is recorded within materials and other in operating expenses, was $3.5 million and $8.3 million, respectively, compared to $4.9 million and $9.1 million, for the same periods in 2019.
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

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

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
Personal Injury. The Company’s personal injury liability is based on semi-annual actuarial studies performed on an undiscounted basis by an independent third party actuarial firm and reviewed by management. This liability is based on personal injury claims filed and an estimate of claims incurred but not yet reported. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Adjustments to the liability are reflected within operating expenses in the period in which changes to estimates are known. Personal injury claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The personal injury liability as of June 30, 2020, is based on an updated actuarial study of personal injury claims through April 30, 2020, and review of the last two months’ experience. Although these estimates cannot be predicted with certainty, management believes that the ultimate outcome will not have a material adverse effect on the Company’s consolidated financial statements.
Tax Contingencies. Tax returns filed in the U.S. for periods after 2015 and in Mexico for periods after 2012 remain open to examination by the taxing authorities. During the second quarter of 2020, the Internal Revenue Service (“IRS”) initiated an examination of the 2017 deemed mandatory repatriation tax included in the 2017 U.S. federal tax return. In 2018, the IRS initiated an examination of the 2016 U.S. federal tax return. In 2019, the Servicio de Administración Tributaria (the “SAT”), the Mexican equivalent of the IRS, initiated an audit of the KCSM 2013 and 2014 Mexico tax returns. The Company does not expect that these examinations will have a material impact on the consolidated financial statements. During the first quarter of 2017, the Company received audit assessments from the SAT for the KCSM 2009 and 2010 Mexico tax returns. In 2017, the Company commenced administrative actions with the SAT. During the first quarter of 2018, the audit assessments were nullified by the SAT. In the third quarter of 2018, the SAT issued new assessments and the Company filed administrative appeals with the SAT. The Company believes that it has strong legal arguments in its favor and it is more likely than not that it will prevail in any challenge of the assessments.
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
Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness, bankruptcy, insolvency or liquidation of a customer, or weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and its operating results. If the financial condition of the Company’s customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate at June 30, 2020.
Panama Canal Railway Company (“PCRC”) Guarantees and Indemnities. At June 30, 2020, the Company had issued and outstanding $5.6 million under a standby letter of credit to fulfill its obligation to fund fifty percent of the debt service reserve and liquidity reserve established by PCRC in connection with the issuance of the 7.0% Senior Secured Notes due November 1, 2026 (the “PCRC Notes”). Additionally, KCS has pledged its shares of PCRC as security for the PCRC Notes.

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
The following tables provide information by geographic area (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues	2020	2019	2020	2019
U.S.	$304.4	$363.8	$684.3	$729.4
Mexico	243.5	350.2	595.3	659.4
Total revenues	$547.9	$714.0	$1,279.6	$1,388.8

Property and equipment (including concession assets), net			June 30, 2020	December 31, 2019
U.S.			$5,575.0	$5,435.9
Mexico			3,372.4	3,370.4
Total property and equipment (including concession assets), net			$8,947.4	$8,806.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion below, as well as other portions of this Form 10-Q, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. In addition, management may make forward-looking statements orally or in other writing, including, but not limited to, in press releases, quarterly earnings calls, executive presentations, in the annual report to stockholders and in other filings with the Securities and Exchange Commission. Readers can usually identify these forward-looking statements by the use of such words as “may,” “will,” “should,” “likely,” “plans,” “projects,” “expects,” “anticipates,” “believes” or similar words. These statements involve a number of risks and uncertainties. Actual results could materially differ from those anticipated by such forward-looking statements. Such differences could be caused by a number of factors or combination of factors including, but not limited to, the factors identified below and those discussed under the captions “Part II - Item 1A - Risk Factors” herein and Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”). Readers are strongly encouraged to consider these factors and the following factors when evaluating any forward-looking statements concerning the Company: public health threats or outbreaks of communicable diseases, such as the ongoing COVID-19 pandemic and its impact on KCS’s business, suppliers, consumers, customers, employees and supply chains; rail accidents or other incidents or accidents on KCS’s rail network or at KCS’s facilities or customer facilities involving the release of hazardous materials, including toxic inhalation hazards; legislative and regulatory developments and disputes, including environmental regulations; loss of the rail concession of Kansas City Southern’s subsidiary, Kansas City Southern de México, S.A. de C.V.; domestic and international economic, political and social conditions; disruptions to the Company’s technology infrastructure, including its computer systems; increased demand and traffic congestion; the level of trade between the United States and Asia or Mexico; fluctuations in the peso-dollar exchange rate; natural events such as severe weather, hurricanes and floods; the outcome of claims and litigation involving the Company or its subsidiaries; competition and consolidation within the transportation industry; the business environment in industries that produce and use items shipped by rail; the termination of, or failure to renew, agreements with customers, other railroads and third parties; fluctuation in prices or availability of key materials, in particular diesel fuel; access to capital; climate change and the market and regulatory responses to climate change; dependency on certain key suppliers of core rail equipment; changes in securities and capital markets; unavailability of qualified personnel; labor difficulties, including strikes and work stoppages; acts of terrorism or risk of terrorist activities, war or other acts of violence; and other factors affecting the operation of the business. For more discussion about each risk factor, see “Part II - Item 1A - Risk Factors” herein and Part I, Item 1A - “Risk Factors” in the Company’s Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in the Company’s Annual Report, in each case as updated by the Company’s periodic filings with the Securities and Exchange Commission (the “SEC”).
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
This discussion is intended to clarify and focus on KCS’s results of operations, certain changes in its financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included under Item 1 of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020. This discussion should be read in conjunction with those consolidated financial statements and the related notes and is qualified by reference to them.
Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial position and results of operations is based upon its consolidated financial statements. The preparation of these consolidated financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets and liabilities. The Company bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the accounting for assets and liabilities that are not readily apparent from other sources. If the estimates differ materially from actual results, the impact on the consolidated financial statements may be material. The Company’s critical accounting policies are disclosed in its 2019 Annual Report.
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
KCS created a dedicated crisis team that proactively implemented its business continuity plans to ensure the ongoing availability of its transportation services, while taking a variety of health and safety measures, including separating dispatching and crew operations, implementing enhanced cleaning and hygiene protocols in its facilities and locomotives, implementing remote work policies, where possible, performing temperature checks and requiring facial coverings. As a result, to date, the Company has not experienced disruptions in its railroad operations.
The Company began to experience the impacts of COVID-19 on customer demand in late March of 2020. Revenues for the three months ended June 30, 2020 decreased by 23% as compared to the second quarter of 2019, primarily due to a decline in demand as a result of COVID-19, unfavorable foreign currency impacts and lower fuel surcharge due to lower fuel prices. As revenues declined, the Company responded quickly and implemented a variety of cost-saving measures and accelerated Precision Scheduled Railroading (“PSR”) initiatives by further consolidating trains, which increased train length and reduced crew costs. Operating expenses decreased by 27% during the second quarter of 2020 compared to the same period in 2019, due to decreased restructuring charges, fuel consumption and price, headcount and hours worked, and savings related to PSR initiatives. By the end of June 2020, daily volumes had increased by approximately 40% since the low point in May, nearly returning to pre-COVID-19 levels. See Strategic Initiatives for further discussion of PSR savings.
In the second quarter of 2020, the Company offered a voluntary separation program, which resulted in a restructuring charge of $9.2 million for the three months ended June 30, 2020, consisting of severance and benefit costs that will be paid out in either lump-sum payments or over a six to twelve-month period. Approximately 6% of management employees were irrevocably accepted into the voluntary separation program. Management expects the voluntary separation program reductions to result in annualized savings of approximately $11.0 million.
COVID-19 costs increased total expense in the second quarter of 2020 by approximately $4.0 million primarily due to wages paid to certain high-risk employees that were allowed to stay home pursuant to a Mexican presidential decree, expenses related to cleaning and decontamination of locomotives and other workspaces, and costs of protective gear for employees. By the end of the second quarter of 2020, almost half of the high-risk employees allowed to stay home per the Mexican presidential degree returned to work. Management expects COVID-19 costs to decrease in the third and fourth quarters of 2020.
KCS believes it has a strong liquidity position to continue business operations and service its debt obligations. As disclosed in the Liquidity and Capital Resources section, the Company has total available liquidity of $1,220.1 million as of June 30, 2020, consisting of cash on hand and a revolving credit facility. Total liquidity increased during the quarter as a result of the issuance of $550.0 million of 3.50% Senior Notes on April 22, 2020. Furthermore, the Company does not have any debt maturities until 2023. During the second quarter of 2020, KCS did not significantly alter the terms of its freight agreements with customers. Cash flows from operations remain strong; however, growth-related capital expenditures were reduced by $75.0 million to approximately $425.0 million. If the Company experienced another significant reduction in revenues, the Company would have additional alternatives to maintain liquidity, including further decreases in capital expenditures and cost reductions as well as adjustments to its capital allocation policy. To date, the Company has not reduced or suspended its share repurchase program or dividend payments. See Liquidity and Capital Resources section for additional information.
KCS continues to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state, and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside KCS’ control requiring adjustments to operating plans. As such, given the dynamic nature of this situation, KCS cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity. See Part II, Item 1A - “Risk Factors” - “Public health threats or outbreaks of communicable diseases, including the ongoing COVID-19 pandemic, could have a material adverse effect on the Company’s operations and financial results.”

Strategic Initiatives
During 2019, KCS began implementing principles of PSR, focusing on operational excellence and driving the following improvements:

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
As a result of the PSR initiatives in 2019, management approved four separate restructuring plans that totaled $168.8 million, including a $51.0 million restructuring plan in the second quarter of 2019. The PSR plans included asset impairments, workforce reductions, and contract restructuring, which resulted in 2019 operating expense savings of approximately $58.0 million.
The Company established the following key metrics and goals to measure PSR progress and performance:

	Three Months Ended		Improvement/ (Deterioration)	Six Months Ended		Improvement/ (Deterioration)	FY 2020 Goal
	June 30,			June 30,
	2020	2019		2020	2019
Gross velocity (mph) (i)	17.1	12.5	37%	16.4	12.5	31%	17.0
Terminal dwell (hours) (ii)	20.3	21.2	4%	20.0	21.5	7%	18.0
Train length (feet) (iii)	6,921	5,999	15%	6,349	5,879	8%	6,350
Car miles per day (iv)	118.6	104.6	13%	119.8	102.8	17%	135.0
Fuel efficiency (gallons per 1,000 GTM's) (v)	1.21	1.31	8%	1.24	1.33	7%	1.24

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

As revenues declined rapidly in the second quarter of 2020 due to COVID-19, management accelerated PSR initiatives by rightsizing resources to volumes and further reduced costs. Train service plans were quickly adjusted as volumes began to decline and trains were consolidated, resulting in longer, more efficient trains. Record average train length reduced the number of train starts and crew costs, leading to operating efficiencies across the organization and record fuel efficiency. By the end of June 2020, daily volumes had increased by approximately 40% since the low point in May.
At the beginning of 2020, the Company estimated incremental annual operating savings of approximately $61.0 million. Due to acceleration of PSR initiatives in the second quarter of 2020, the Company is estimating incremental annual operating savings of approximately $95.0 million.
The Company remains focused on executing the strategic initiatives and achieving the operational metric targets noted above, which will deliver improved customer service, facilitate growth, and drive better asset utilization while improving the cost profile of the Company.

Second Quarter Highlights
Revenues decreased 23% for the three months ended June 30, 2020, as compared to the same period in 2019, due to a 21% decrease in carloads/unit volumes and a 4% decrease in revenue per carload/unit. Revenues decreased primarily due to lower volumes as a result of lower demand caused by COVID-19, unfavorable foreign currency impacts, and lower fuel surcharge due to lower fuel prices.
As revenues declined, the Company responded quickly by implementing cost-saving measures and accelerating PSR initiatives. Operating expenses decreased 27% during the three months ended June 30, 2020, as compared to the same period in 2019, primarily due to a decrease in restructuring charges, fuel consumption and price, headcount and hours worked, and savings related to PSR initiatives. Operating expenses as a percentage of revenues was 67.1% for the three months ended June 30, 2020, compared to 70.9% for the same period in 2019.
The Company reported quarterly earnings of $1.16 per diluted share on consolidated net income of $109.7 million for the three months ended June 30, 2020, compared to earnings of $1.28 per diluted share on consolidated net income of $128.7 million for the same period in 2019, due to lower operating income and an increase in interest expense due to the issuance of senior notes in the fourth quarter of 2019 and the second quarter of 2020. These decreases were partially offset by increases due to share repurchases and reduced income tax expense as a result of lower pre-tax income and a lower effective tax rate.

Results of Operations
The following summarizes KCS’s consolidated statement of income components (in millions):

	Three Months Ended		Change
	June 30,
	2020	2019
Revenues	$547.9	$714.0	$(166.1)
Operating expenses	367.5	506.0	(138.5)
Operating income	180.4	208.0	(27.6)
Equity in net earnings (losses) of affiliates	0.2	(0.2)	0.4
Interest expense	(38.1)	(28.0)	(10.1)
Foreign exchange gain	7.8	8.3	(0.5)
Other income, net	0.8	0.1	0.7
Income before income taxes	151.1	188.2	(37.1)
Income tax expense	40.8	59.1	(18.3)
Net income	110.3	129.1	(18.8)
Less: Net income attributable to noncontrolling interest	0.6	0.4	0.2
Net income attributable to Kansas City Southern and subsidiaries	$109.7	$128.7	$(19.0)

	Six Months Ended		Change
	June 30,
	2020	2019
Revenues	$1,279.6	$1,388.8	$(109.2)
Operating expenses	810.4	1,020.5	(210.1)
Operating income	469.2	368.3	100.9
Equity in net earnings of affiliates	1.2	1.5	(0.3)
Interest expense	(72.3)	(56.2)	(16.1)
Debt retirement costs	—	(0.6)	0.6
Foreign exchange gain (loss)	(51.7)	12.9	(64.6)
Other income, net	2.2	0.2	2.0
Income before income taxes	348.6	326.1	22.5
Income tax expense	86.0	93.8	(7.8)
Net income	262.6	232.3	30.3
Less: Net income attributable to noncontrolling interest	1.1	0.8	0.3
Net income attributable to Kansas City Southern and subsidiaries	$261.5	$231.5	$30.0

Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months Ended			Three Months Ended			Three Months Ended
	June 30,			June 30,			June 30,
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
Chemical and petroleum	$158.5	$188.3	(16%)	75.6	86.9	(13%)	$2,097	$2,167	(3%)
Industrial and consumer products	120.6	150.3	(20%)	68.0	79.2	(14%)	1,774	1,898	(7%)
Agriculture and minerals	114.4	122.4	(7%)	57.7	61.8	(7%)	1,983	1,981	—
Energy	39.3	53.9	(27%)	44.1	54.7	(19%)	891	985	(10%)
Intermodal	63.5	92.6	(31%)	191.0	244.6	(22%)	332	379	(12%)
Automotive	15.6	70.9	(78%)	11.6	42.7	(73%)	1,345	1,660	(19%)
Carload revenues, carloads and units	511.9	678.4	(25%)	448.0	569.9	(21%)	$1,143	$1,190	(4%)
Other revenue	36.0	35.6	1%
Total revenues (i)	$547.9	$714.0	(23%)

(i) Included in revenues:
Fuel surcharge	$37.6	$74.9

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Six Months Ended			Six Months Ended			Six Months Ended
	June 30,			June 30,			June 30,
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
Chemical and petroleum	$357.1	$356.9	—	166.5	166.3	—	$2,145	$2,146	—
Industrial and consumer products	279.6	300.1	(7%)	151.4	159.1	(5%)	1,847	1,886	(2%)
Agriculture and minerals	248.9	245.3	1%	120.8	123.8	(2%)	2,060	1,981	4%
Energy	95.6	118.5	(19%)	101.7	115.5	(12%)	940	1,026	(8%)
Intermodal	152.2	172.5	(12%)	424.6	465.5	(9%)	358	371	(4%)
Automotive	69.5	128.5	(46%)	43.8	79.3	(45%)	1,587	1,620	(2%)
Carload revenues, carloads and units	1,202.9	1,321.8	(9%)	1,008.8	1,109.5	(9%)	$1,192	$1,191	—
Other revenue	76.7	67.0	14%
Total revenues (i)	$1,279.6	$1,388.8	(8%)

(i) Included in revenues:
Fuel surcharge	$115.2	$137.3
Revenues include both revenue for transportation services and fuel surcharges. For the three months ended June 30, 2020, revenues and carload/unit volumes decreased 23% and 21%, respectively, compared to the same period in 2019. For the six months ended June 30, 2020, revenues and carload/unit volumes decreased 8% and 9%, respectively, compared to the same period in 2019. Revenues decreased primarily due to lower volumes as a result of COVID-19, unfavorable foreign currency impacts, and lower fuel surcharge due to lower fuel prices. The volume declines were primarily in the automotive business unit due to plant shutdowns and lower production volumes. Intermodal volumes were also affected by overall decline in demand due to COVID-19 and significant declines in auto part shipments. Chemical and petroleum and industrial and consumer business units were impacted by lower demand due to stay-at-home orders. In addition, volumes decreased as a result of reductions in crude and frac sand volumes due to the decline in oil prices.
For the three months ended June 30, 2020, revenue per carload/unit decreased by 4%, compared to the same period in 2019, due to the weakening of the Mexican peso against the U.S. dollar, shorter average length of haul, and lower fuel surcharge, partially offset by positive pricing impacts. For the six months ended June 30, 2020, revenue per carload/unit remained flat, compared to the same period in 2019 as positive pricing impacts were offset by the weakening of the Mexican peso against the U.S. dollar. The average exchange rate of Mexican pesos per U.S. dollar was Ps.23.4, for the three months ended June 30, 2020, compared to Ps.19.1 for the same period in 2019, which resulted in a decrease in revenue of approximately $17.0 million. The average exchange rate of Mexican pesos per U.S. dollar was Ps.21.6 for the six months ended June 30, 2020, compared to Ps.19.2 for the same period in 2019, which resulted in a decrease to revenues of approximately $17.0 million.
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
For the three and six months ended June 30, 2020, fuel surcharge revenue decreased $37.3 million and $22.1 million, respectively, compared to the same periods in 2019, primarily due to lower volumes and fuel prices.
The following discussion provides an analysis of revenues by commodity group:

Revenues by commodity group for the three months ended June 30, 2020
Chemical and petroleum. Revenues decreased $29.8 million for the three months ended June 30, 2020, compared to the same period in 2019, due to a 13% decrease in carload/unit volumes caused by lower market demand as a result of COVID-19 and a 3% decrease in revenue per carload/unit due to shorter than average length of haul, the weakening of the Mexican peso against the U.S. dollar, and lower fuel surcharge, partially offset by positive pricing impacts and mix.
Revenues and volumes remained flat for the six months ended June 30, 2020, compared to the same period in 2019 as volume increases from refined fuel products and liquid petroleum gas shipments to Mexico in the first quarter were offset by lower market demand as a result of COVID-19 in the second quarter. Revenue per carload/unit remained flat as positive pricing impacts, mix, and higher fuel surcharge, were offset by shorter average length of haul and the weakening of the Mexican peso against the U.S. dollar.

Industrial and consumer products. Revenues decreased $29.7 million for the three months ended June 30, 2020, compared to the same period in 2019, due to a 14% decrease in carload/unit volumes and a 7% decrease in revenue per carload/unit. For the six months ended June 30, 2020, revenues decreased $20.5 million, compared to the same period in 2019, due to a 5% decrease in carload/unit volumes and a 2% decrease in revenue per carload/unit. Volumes decreased primarily due to lower market demand as a result of COVID-19. Revenue per carload/unit decreased due to the weakening of the Mexican peso against the U.S. dollar and mix, partially offset by positive pricing impacts.

Revenues by commodity group for the three months ended June 30, 2020
Agriculture and minerals. Revenues decreased $8.0 million for the three months ended June 30, 2020, compared to the same period in 2019, due to a 7% decrease in carload/unit volumes, driven by the acceleration of shipments into the first quarter and impacts from non-essential business shutdowns as a result of COVID-19.
 Revenues increased $3.6 million for the six months ended June 30, 2020, compared to the same period in 2019, due to a 4% increase in revenue per carload/unit primarily driven by mix, longer average length of haul, and positive pricing impacts. This increase was partially offset by a 2% decrease in carload/unit volumes driven by the shutdown of non-essential business due to COVID-19.

Energy. Revenues decreased $14.6 million for the three months ended June 30, 2020, compared to the same period in 2019, due to a 19% decrease in carload/unit volumes and a 10% decrease in revenue per carload/unit. Revenues decreased $22.9 million for the six months ended June 30, 2020, compared to the same period in 2019, due to a 12% decrease in carload/unit volumes and an 8% decrease in revenue per carload/unit. Frac sand and crude oil volumes decreased due to the declines in oil prices. Utility coal volumes decreased as a result of low natural gas prices and warm weather. Revenue per carload/unit decreased due to mix, lower fuel surcharge, and the weakening of the Mexican peso against the U.S. dollar, partially offset by positive pricing impacts.

Coal & Petroleum Coke 24%
Crude Oil 13%
Frac Sand 4%
Utility Coal 59%

Intermodal. Revenues decreased $29.1 million for the three months ended June 30, 2020, compared to the same period in 2019, due to a 22% decrease in carload/unit volumes and a 12% decrease in revenue per carload/unit. Revenues decreased $20.3 million for the six months ended June 30, 2020, compared to the same period in 2019, due to a 9% decrease in carload/unit volumes, and a 4% decrease in revenue per carload/unit. Volumes decreased primarily due to COVID-19, auto plant shutdowns impacting cross-border traffic and increased truck capacity. Revenue per carload/unit decreased due to mix, shorter average length of haul, lower fuel surcharge and the weakening of the Mexican peso against the U.S. dollar.
Automotive. Revenues decreased $55.3 million for the three months ended June 30, 2020, compared to the same period in 2019, due to a 73% decrease in carload/unit volumes caused by auto plant shutdowns and lower overall automotive production in Mexico as a result of COVID-19, and a 19% decrease in revenue per carload/unit due to mix, the weakening of the Mexican peso against the U.S. dollar, shorter average length of haul, and lower fuel surcharge, partially offset by positive pricing impacts.
Revenues decreased $59.0 million for the six months ended June 30, 2020, compared to the same period in 2019, due to a 45% decrease in carload/unit volumes, and a 2% decrease in revenue per carload/unit. Volumes decreased due to auto plant shutdowns and lower overall automotive production in Mexico as a result of COVID-19. Revenue per carload/unit decreased due to mix, the weakening of the Mexican peso against the U.S. dollar, and shorter average length of haul, partially offset by higher fuel surcharge and positive pricing impacts.

Operating Expenses
Operating expenses, as shown below (in millions), decreased $138.5 million and $210.1 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019, primarily due to a decrease in restructuring charges, fuel consumption and price, headcount and hours worked, and savings related to PSR initiatives. The weakening of the Mexican peso against the U.S. dollar during the three and six months ended June 30, 2020, resulted in reduced expense of approximately $14.0 million and $18.0 million, respectively, compared to the same periods in 2019, for expense transactions denominated in Mexican pesos. The average exchange rate of Mexican pesos per U.S. dollar was Ps.23.4 and Ps.21.6 for the three and six months ended June 30, 2020, respectively, compared to Ps.19.1 and Ps.19.2 for the same periods in 2019.

	Three Months Ended
	June 30,		Change
	2020	2019	Dollars	Percent
Compensation and benefits	$103.8	$128.3	$(24.5)	(19%)
Purchased services	44.6	56.7	(12.1)	(21%)
Fuel	39.5	87.7	(48.2)	(55%)
Equipment costs	18.1	26.3	(8.2)	(31%)
Depreciation and amortization	89.3	87.7	1.6	2%
Materials and other	61.7	68.3	(6.6)	(10%)
Restructuring charges	10.5	51.0	(40.5)	(79%)
Total operating expenses	$367.5	$506.0	$(138.5)	(27%)

	Six Months Ended
	June 30,		Change
	2020	2019	Dollars	Percent
Compensation and benefits	$237.2	$257.2	$(20.0)	(8%)
Purchased services	97.9	109.5	(11.6)	(11%)
Fuel	114.4	170.7	(56.3)	(33%)
Equipment costs	40.0	56.7	(16.7)	(29%)
Depreciation and amortization	178.7	176.2	2.5	1%
Materials and other	125.7	131.7	(6.0)	(5%)
Restructuring charges	16.5	118.5	(102.0)	(86%)
Total operating expenses	$810.4	$1,020.5	$(210.1)	(21%)
Compensation and benefits. Compensation and benefits decreased $24.5 million for the three months ended June 30, 2020, compared to the same period in 2019, due to a decrease in headcount and work hours of approximately $19.0 million caused by volume declines as a result of COVID-19 and the continued application of PSR initiatives, the weakening of the Mexican peso against the U.S dollar of approximately $6.0 million and a decrease in incentive compensation of approximately $6.0 million, partially offset by wage inflation of approximately $4.0 million and approximately $2.0 million of mandated wages related to COVID-19. Mandated wages were primarily due to high-risk employees that were allowed to stay home per the Mexican presidential degree.
Compensation and benefits decreased $20.0 million for the six months ended June 30, 2020, compared to the same period in 2019, due to a decrease in headcount and work hours of approximately $25.0 million caused by volume declines as a result of COVID-19 and the continued application of PSR initiatives, and the weakening of the Mexican peso against the U.S dollar of approximately $7.0 million, partially offset by wage inflation and incentive compensation of approximately $9.0 million and $3.0 million, respectively.
Purchased services. Purchased services expense decreased $12.1 million and $11.6 million for the three and six months ended June 30, 2020, respectively, compared to the same period in 2019, due to decreases in repairs and maintenance and detour expense caused by COVID-19 related volume declines and the continued application of PSR initiatives, and the weakening of the Mexican peso against the U.S. dollar.

Fuel. Fuel decreased $48.2 million for the three months ended June 30, 2020, compared to the same period in 2019, due to lower consumption of approximately $15.0 million and $5.0 million in Mexico and the U.S., respectively, caused by volume declines as a result of COVID-19, lower diesel fuel prices of approximately $12.0 million and $8.0 million in the U.S. and Mexico, respectively, the weakening of the Mexican peso against the U.S. dollar of approximately $4.0 million and increased efficiency of approximately $4.0 million.
Fuel decreased $56.3 million for the six months ended June 30, 2020, compared to the same period in 2019, due to lower diesel fuel prices of approximately $15.0 million and $12.0 million in the U.S. and Mexico, respectively, lower consumption of approximately $12.0 million and $4.0 million in Mexico and the U.S., respectively, caused by volume declines as a result of COVID-19, increased efficiency of approximately $8.0 million and the weakening of the Mexican peso against the U.S. dollar of approximately $5.0 million. The average price per gallon was $1.65 and $2.04 for the three and six months ended June 30, 2020, compared to $2.70 and $2.62, respectively, for the same periods in 2019.
Equipment costs. Equipment costs decreased $8.2 million for the three months ended June 30, 2020, compared to the same period in 2019, due to lower car hire expense of approximately $4.0 million primarily as a result of lower volumes caused by COVID-19 and reduced cycle times due to PSR initiatives, and lower lease expense of approximately $4.0 million due to the termination of a locomotive lease during the first quarter of 2020.
Equipment costs decreased $16.7 million for the six months ended June 30, 2020, compared to the same period in 2019, due to lower lease expense of approximately $9.0 million due to the termination of locomotive leases during the second quarter of 2019 and the first quarter of 2020 and lower car hire expense of approximately $8.0 million primarily as a result of lower volumes caused by COVID-19 and reduced cycle times due to PSR initiatives.
Depreciation and amortization. Depreciation and amortization expense increased $1.6 million and $2.5 million for the three and six months ended June 30, 2020, compared to the same periods in 2019, due to a larger asset base, partially offset by lower depreciation as a result of PSR initiatives implemented during 2019.
Materials and other. Materials and other expense decreased $6.6 million for the three months ended June 30, 2020, compared to the same period in 2019, primarily due to lower employee expenses of approximately $5.0 million, lower materials and supplies expense of approximately $3.0 million and the weakening of the Mexican peso against the U.S. dollar of approximately $2.0 million, partially offset by an increase in personal injury expense of approximately $4.0 million.
Materials and other expense decreased $6.0 million for the six months ended June 30, 2020, compared to the same period in 2019, primarily due to lower materials and supplies expense of approximately $5.0 million, lower employee expenses of approximately $5.0 million the weakening of the Mexican peso against the U.S. dollar of approximately $3.0 million, partially offset by an increase in personal injury expense of approximately $5.0 million.
Restructuring charges. During the three and six months ended June 30, 2020, the Company recognized $10.5 million and $16.5 million, respectively, of restructuring charges primarily related to the voluntary separation program of $9.2 million and the buyout of leased locomotives. For the three and six months ended June 30, 2019, the Company recognized $51.0 million and $118.5 million, respectively, of restructuring charges related to the implementation of PSR initiatives, which included the impairment of certain locomotives and rail cars, planned activities for workforce reduction, and contract restructuring activities. Refer to Note 2, Restructuring Charges for more information.

Non-Operating Income and Expenses
Equity in net earnings (losses) of affiliates. For the three months ended June 30, 2020, equity in net earnings of affiliates increased $0.4 million, compared to the same period in 2019, primarily due to an increase in equity in net earnings from the operations of Ferrocarril y Terminal del Valle de Mexico, S.A de C.V. (“FTVM”) as a result of higher expenses recognized in the second quarter of 2019 related to the cancellation of Mexico City’s new international airport, partially offset by a decrease in net earnings from the operations of Panama Canal Railway Company (“PCRC”) due to lower container volumes due to a bridge strike in late June 2020 that has shutdown the railroad for an estimated 90 days.
For the six months ended June 30, 2020, equity in net earnings of affiliates decreased $0.3 million, compared to the same period in 2019, primarily due to a decrease in net earnings from the operations of TFCM, S. de R.L de C.V. (“TCM”) due to increased tax expense and foreign exchange losses in the first quarter of 2020, partially offset by an increase in equity in net earnings from the operations of FTVM as a result of higher expenses recognized in the first half of 2019 related to the cancellation of Mexico City’s new international airport.

Interest expense. For the three and six months ended June 30, 2020, interest expense increased $10.1 million and $16.1 million, respectively, compared to the same periods in 2019, due to higher average debt balances, partially offset by lower average interest rates. During the three and six months ended June 30, 2020, the average debt balances (including commercial paper) were $3,818.6 million and $3,546.9 million, respectively, compared to $2,709.3 million and $2,710.6 million for the same periods in 2019. The average interest rates during the three and six months ended June 30, 2020 were 4.0% and 4.1%, respectively, compared to 4.1% and 4.2% for the same periods in 2019.
Debt retirement costs. The Company did not incur debt retirement costs during 2020, or the second quarter of 2019. Debt retirement costs were $0.6 million for the six months ended June 30, 2019, related to the write-off of previously capitalized debt issuance costs associated with the establishment of the new revolving credit facility in the first quarter of 2019.
Foreign exchange gain (loss). For the three and six months ended June 30, 2020, foreign exchange gain was $7.8 million and a loss of $51.7 million, respectively, compared to a foreign exchange gain of $8.3 million and $12.9 million for the same periods in 2019. Foreign exchange gain (loss) includes the re-measurement and settlement of net monetary assets denominated in Mexican pesos and the gain (loss) on foreign currency derivative contracts. The significant fluctuation in foreign exchange gain (loss) is a result of depreciation in the Mexican peso against the U.S. dollar partially resulting from the increased market volatility driven by the global COVID-19 pandemic.
For the three and six months ended June 30, 2020, the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos resulted in a foreign exchange gain and loss of $1.4 million and $24.4 million, respectively, compared to a gain of $1.0 million and $2.0 million for the same periods in 2019.
The Company enters into foreign currency derivative contracts to hedge its net exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar. For the three and six months ended June 30, 2020, the Company incurred a foreign exchange gain and loss on foreign currency derivative contracts of $6.4 million and $27.3 million, respectively, compared to a gain of $7.3 million and $10.9 million for the same periods in 2019.
Other income, net. Other income, net increased $0.7 million and $2.0 million for the three and six months ended June 30, 2020, compared to the same periods in 2019, due to an increase in miscellaneous income.
Income tax expense. Income tax expense decreased $18.3 million for the three months ended June 30, 2020, compared to the same period in 2019, due to lower pre-tax income and a lower effective tax rate. The decrease in the effective tax rate was primarily due to fluctuations in the foreign exchange rate. See the tax rates reconciliation below.
Income tax expense decreased $7.8 million for the six months ended June 30, 2020, compared to the same period in 2019, due to a lower effective tax rate. The decrease in the effective tax rate was primarily due to fluctuations in the foreign exchange rate. See the tax rates reconciliation below.
The Treasury Department issued proposed regulations in June 2019 that provide for a high-tax exception to the GILTI tax. Specifically, if foreign earnings are subject to a foreign tax rate of at least 90% of the U.S. tax rate, an election can be made to not treat the high-taxed earnings as GILTI income. The regulations as proposed should render the GILTI tax immaterial to the consolidated financial statements if and when they become effective.

The components of the effective tax rates for the three and six months ended June 30, 2020, compared to the same periods in 2019, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Statutory rate in effect	21.0%	21.0%	21.0%	21.0%
Tax effect of:
Difference between U.S. and foreign tax rate	4.9%	6.2%	5.3%	6.0%
Global intangible low-taxed income (“GILTI”) tax, net	1.3%	0.1%	1.2%	0.5%
Mexican fuel excise tax credit, net (i)	—	1.0%	—	(1.5%)
State and local income tax provision, net	1.5%	0.9%	1.4%	1.0%
Foreign exchange (ii)	(1.8%)	2.2%	(3.5%)	1.8%
Other, net	0.1%	—	(0.7%)	—
Effective tax rate	27.0%	31.4%	24.7%	28.8%

(i)	See discussion of the inclusion of the Mexican fuel excise tax credit, net within the effective tax rate in the Mexico Tax Reform section below.

(ii)
Mexican income taxes are paid in Mexican pesos, and as a result, the effective income tax rate reflects fluctuations in the value of the Mexican peso against the U.S. dollar measured by the forward exchange rate. The foreign exchange impact on income taxes includes the gain or loss from the revaluation of net U.S. dollar-denominated monetary liabilities into Mexican pesos which is included in Mexican taxable income under Mexican tax law. As a result, a strengthening of the Mexican peso against the U.S. dollar for the reporting period will generally increase the Mexican cash tax obligation and the effective income tax rate, and a weakening of the Mexican peso against the U.S. dollar for the reporting period will generally decrease the Mexican cash tax obligation and the effective tax rate. To hedge its exposure to this cash tax risk, the Company enters into foreign currency derivative contracts, which are measured at fair value each period and any change in fair value is recognized in foreign exchange gain (loss) within the consolidated statements of income as described above. Refer to Note 7, Derivative Instruments for more information.

Mexico Tax Reform
In December 2019, the Mexican government enacted changes in the tax law effective January 1, 2020 (“Mexico 2020 Tax Reform”). Mexico 2020 Tax Reform excluded railroads from eligibility for the Mexican fuel excise tax credit. Mexico 2020 Tax Reform also included permanent changes to the Value Added Tax (“VAT”) Law, Income Tax Law and Federal Fiscal Code which, among other things, requires certain VAT withholding, limits the deduction of interest expense and certain payments to related parties in preferential tax regimes, adopts a general anti-avoidance rule, requires mandatory disclosure of reportable transactions beginning in 2021, and permanently eliminates universal compensation, which allowed Mexican taxpayers to offset recoverable tax balances against balances due for other federal taxes. The elimination of universal compensation, which was instituted at the beginning of 2019 and then made permanent beginning in 2020, resulted in favorable VAT balances of $65.0 million as of June 30, 2020. The Company believes it has strong arguments in its favor and it is more likely than not the favorable VAT balance will be refunded by the Mexican government. Inability to obtain the VAT refund would have a material adverse effect on the Company’s consolidated financial statements. Mexico 2020 Tax Reform did not have a material impact to the consolidated financial statements for the three and six months ended June 30, 2020.

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

During the six months ended June 30, 2020, the Company invested $186.5 million in capital expenditures. See the Capital Expenditures section for further details.
During the second quarter of 2020, the Company repurchased 699,123 shares of common stock for $100.0 million at an average price of $143.05 per share under the 2019 Program. During the six months ended June 30, 2020, KCS repurchased 1,990,758 shares of common stock for $294.2 million under the 2019 Program, which includes shares delivered to settle the Company’s accelerated share repurchase (“ASR”) agreements entered into in November 2019. Since inception of the 2019 Program, KCS has repurchased 5,013,518 shares of common stock for $761.7 million at an average price of $151.94 per share. Management’s assessment of market conditions, available liquidity and other factors will determine the timing and volume of any future repurchases. Refer to Note 10, Share Repurchases, for additional information on the Company’s common share repurchase program and ASR agreements.
During the first and second quarters of 2020, the Company’s Board of Directors declared a quarterly cash dividend on its common stock of $0.40 per share (total of $76.0 million). Subject to the discretion of the Board of Directors, capital availability and a determination that cash dividends continue to be in the best interest of its stockholders, the Company intends to pay a quarterly dividend on an ongoing basis.
On April 22, 2020, the Company issued $550.0 million principal amount of senior unsecured notes due May 1, 2050, which bear interest semiannually at a fixed annual rate of 3.50% (the “3.50% Notes”). The Company intends to use the net proceeds from the offering for general corporate purposes, including to repurchase shares of the Company’s common stock. However, given the uncertainties of the impacts of COVID-19, the Company currently retains the net proceeds from the offering as cash.
At June 30, 2020, the Company had $444.7 million principal amount outstanding of 3.00% senior notes that mature May 15, 2023 (the “3.00% Notes”). The Company has the intention and ability to refinance the 3.00% Notes into a new long-term debt instrument prior to maturity. The Company has executed treasury lock agreements to hedge the U.S. Treasury benchmark interest rate associated with any future interest payments related to the anticipated refinancing of the 3.00% Notes. See Note 7, Derivative Instruments for further discussion of the treasury lock agreements.
The Company’s current financing instruments contain restrictive covenants that limit or preclude certain actions; however, the covenants are structured such that the Company expects to have sufficient flexibility to conduct its operations. The Company has been, and expects to continue to be, in compliance with all of its debt covenants.
For additional discussion of the agreements representing the indebtedness of KCS, see Note 13, Short-Term Borrowings and Note 14, Long-Term Debt in the “Notes to the Consolidated Financial Statements” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
On June 30, 2020, total available liquidity (the cash balance plus revolving credit facility availability) was $1,220.1 million, compared to availability at December 31, 2019 of $748.8 million. This increase was due to higher cash balances as a result of the issuance of the 3.50% Notes, partially offset by share repurchases during the first half of 2020.
As of June 30, 2020, the total cash and cash equivalents held outside of the U.S. in foreign subsidiaries was $28.4 million, after repatriating approximately $66.0 million during 2020. The Company expects that this cash will be available to fund operations without incurring significant additional income taxes.
Mexico 2020 Tax Reform permanently eliminated universal compensation that allowed Mexican taxpayers to offset recoverable tax balances against balances due for other federal taxes. The elimination of universal compensation could negatively impact the timing of KCSM’s cash flow by up to $50.0 million in 2020 while awaiting refunds of value added tax from the Mexican government.

Cash Flow Information
Summary cash flow data follows (in millions):

	Six Months Ended
	June 30,
	2020	2019
Cash flows provided by (used for):
Operating activities	$525.5	$541.2
Investing activities	(299.2)	(374.1)
Financing activities	250.1	(220.0)
Effect of exchange rate changes on cash	(5.1)	—
Net increase (decrease) in cash and cash equivalents	471.3	(52.9)
Cash and cash equivalents beginning of year	148.8	100.5
Cash and cash equivalents end of period	$620.1	$47.6
Cash flows from operating activities decreased $15.7 million for the six months ended June 30, 2020, compared to the same period in 2019, primarily due to increased cash paid to settle foreign currency derivative instruments partially offset by increased net income.
Net cash used for investing activities decreased $74.9 million for the six months ended June 30, 2020, compared to the same period in 2019, due to a decrease in capital expenditures of $155.7 million, partially offset by an increase in the purchase or replacement of assets under existing operating leases of $77.3 million.
Net cash provided by financing activities increased $470.1 million for the six months ended June 30, 2020, compared to the same period in 2019, primarily due to net proceeds from the issuance of long-term debt of $545.6 million during the first half of 2020, partially offset by an increase in shares repurchased of $69.0 million.

Capital Expenditures
KCS has funded, and expects to continue to fund capital expenditures with operating cash flows and short and long-term debt.
The following table summarizes capital expenditures by type (in millions):

	Six Months Ended
	June 30,
	2020	2019
Roadway capital program	$116.2	$122.5
Locomotives and freight cars	20.7	165.0
Capacity	20.1	39.9
Information technology	21.0	15.1
Positive train control	6.7	7.9
Other	1.8	4.5
Total capital expenditures (accrual basis)	186.5	354.9
Change in capital accruals	8.2	(4.5)
Total cash capital expenditures	$194.7	$350.4

Purchase or replacement of assets under operating leases (accrual basis)	$78.2	$0.9
Change in capital accruals	—	—
Total cash purchase or replacement of assets under operating leases	$78.2	$0.9
Generally, the Company’s capital program consists of capital replacement and equipment. For 2020, internally generated cash flows are expected to fund cash capital expenditures, which are currently estimated to be approximately $425.0 million or below, depending on market conditions. In addition, the Company periodically reviews its equipment and property under operating leases. Any additional purchase or replacement of equipment and property under operating leases during 2020 is expected to be funded with internally generated cash flows and/or debt.

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

Note Guarantees
As of June 30, 2020, KCS had outstanding $3,736.2 million principal amount of senior notes due through 2069. The Kansas City Southern Railway Company (“KCSR”) had outstanding $2.7 million principal amount of senior notes due through 2045 (together, the “Senior Notes”). The senior notes for which KCS is the issuer are unconditionally guaranteed, jointly and severally, on an unsecured senior basis, by each of KCS’s current and future domestic consolidated subsidiaries that from time to time guarantees certain of KCS’s credit agreements, or any other debt of KCS, or any of KCS’s significant subsidiaries that is a guarantor (each, a “Guarantor Subsidiary,” and collectively, the “Guarantor Subsidiaries”). In addition, the senior notes for which KCSR is the issuer are unconditionally guaranteed, jointly and severally, on an unsecured senior basis, by KCS and each of its current and future domestic consolidated subsidiaries that from time to time guarantees KCSR’s credit agreement, or any other debt of KCSR or any of KCSR’s significant subsidiaries that is a Guarantor Subsidiary. The obligations of each Guarantor Subsidiary under its note guarantee are limited as necessary to prevent such note guarantee from constituting a fraudulent conveyance under applicable law. A guarantee of the Senior Notes by KCS or a Guarantor Subsidiary is subject to release in the following circumstances: (i) the sale, disposition, exchange or other transfer (including through merger, consolidation, amalgamation or otherwise) of the capital stock of the Guarantor Subsidiary made in a manner not in violation of the indenture; (ii) the designation of the subsidiary as an “Unrestricted Subsidiary” under the indenture; (iii) the legal defeasance or covenant defeasance of the Senior Notes in accordance with the terms of the indenture; or (iv) the Guarantor Subsidiary ceasing to be KCS’s subsidiary as a result of any foreclosure of any pledge or security interest securing KCS’s Revolving Credit Facility or other exercise of remedies in respect thereof.
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

Summarized Financial Information

Income Statements	KCS and Guarantor Subsidiaries
	Six Months Ended	Twelve Months Ended
	June 30, 2020	December 31, 2019
Revenues	$673.6	$1,472.0
Operating expenses	423.8	1,068.5
Operating income	249.8	403.5
Income before income taxes	180.6	291.7
Net income	156.7	235.0

Balance Sheets	KCS and Guarantor Subsidiaries
	June 30, 2020	December 31, 2019
Assets:
Current assets	$764.9	$332.9
Property and equipment (including concession assets), net	4,725.3	4,596.3
Other non-current assets	88.5	156.9

Liabilities and equity:
Current liabilities	$300.8	$313.5
Non-current liabilities	4,800.6	4,267.7
Noncontrolling interest	324.5	323.4

Excluded from current assets in the table above are $187.0 million and $95.2 million of current intercompany receivables due to KCS and the Guarantor Subsidiaries from the Non-Guarantor Subsidiaries as of June 30, 2020 and December 31, 2019, respectively. Excluded from current liabilities in the table above are $162.0 million and $55.0 million of current intercompany payables due to the Non-Guarantor Subsidiaries from KCS and the Guarantor Subsidiaries as of June 30, 2020 and December 31, 2019, respectively.
The Senior Notes are structurally subordinated to the indebtedness and other liabilities of the Non-Guarantor Subsidiaries. The Non-Guarantor Subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to the Senior Notes or the indentures, or to make any funds available therefor, whether by dividends, loans, distributions or other payments. Any right that KCS or the Guarantor Subsidiaries have to receive any assets of any of the Non-Guarantor Subsidiaries upon the liquidation or reorganization of any Non-Guarantor Subsidiary, and the consequent rights of holders of Senior Notes to realize proceeds from the sale of any of a Non-Guarantor Subsidiary’s assets, would be effectively subordinated to the claims of such Non-Guarantor Subsidiary’s creditors, including trade creditors and holders of preferred equity interests, if any, of such Non-Guarantor Subsidiary. Accordingly, in the event of a bankruptcy, liquidation or reorganization of any of the Non-Guarantor Subsidiaries, the Non-Guarantor Subsidiaries will pay the holders of their debts, holders of preferred equity interests, if any, and their trade creditors before they will be able to distribute any of their assets to KCS or any Guarantor Subsidiary.
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
(a) Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal quarter ended June 30, 2020, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at a reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
For information related to the Company’s legal proceedings, see Note 11, Commitments and Contingencies, under Part I, Item 1 of this quarterly report on Form 10-Q.

Item 1A.	Risk Factors
Except as set forth below, during the quarter ended June 30, 2020, there were no material changes to the Risk Factors disclosed in Item 1A - “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Public health threats or outbreaks of communicable diseases could have a material adverse effect on the Company’s operations and financial results.
The Company may face risks related to public health threats or outbreaks of communicable diseases. A widespread healthcare crisis, such as an outbreak of a communicable disease could adversely affect the global economy and the Company’s and its business partners’ ability to conduct business in the U.S. and Mexico for an indefinite period of time. The novel Coronavirus (“COVID-19”), which has been declared a pandemic, has spread to multiple global regions, including the U.S. and Mexico, and has negatively impacted the global economy, disrupted financial markets and international trade, resulted in increased unemployment levels and significantly impacted global supply chains, all of which negatively impacted the rail transportation industry and the Company’s business. In an effort to halt the outbreak of COVID-19, both the U.S. and Mexico have implemented various measures, including but not limited to, voluntary and mandatory quarantines, stay-at-home orders, travel restrictions, border closings, limitations on gatherings of people, and extended closures of nonessential businesses. The implementation of these measures resulted in a decline in demand that had a material impact on the Company’s results of operations and financial condition during the second quarter of 2020. The Company’s revenues decreased by approximately 23% in the second quarter of 2020, as compared to the prior year, and $4.0 million in additional expenses were incurred due to COVID-19 as part of the Company providing a safe and healthy work environment for KCS employees.
Although the Company has taken numerous measures to overcome the adverse impact derived from the COVID-19 outbreak and continued with the Company’s normal business activities, this pandemic could continue to materially impact revenues and profit. The full extent of any such impact to KCS results for the 2020 fiscal year will depend on a number of factors, including the pace of the spread of the virus in the U.S. and Mexico, a possible second outbreak, actions taken by governments and private businesses to attempt to contain the coronavirus as it continues to spread, all of which could:
•continue to impact customer demand of the Company’s transportation services;
•cause the Company to experience an increase in costs as a result of the Company’s emergency measures, and delayed payments from customers;
•continue to cause delays and disruptions in the supply chain resulting in disruptions in the commercial operation dates of certain projects;
•continue to impact availability of qualified personnel; and
•cause other unpredictable events.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table presents stock repurchases during each month for the second quarter of 2020:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be purchased under the Plans or Programs (2)
Common stock
April 1-30, 2020	120,959	$132.27	120,959	$1,322,281,412
May 1-31, 2020	383,834	$140.02	383,834	$1,268,536,165
June 1-30, 2020	194,330	$155.74	194,330	$1,238,270,469
Total	699,123		699,123
$25 Par preferred stock
April 1-30, 2020	10	$27.75	—	—
May 1-31, 2020	285	$27.00	—	—
June 1-30, 2020	200	$28.46	—	—
Total	495		—

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

4.1
Eleventh Supplemental Indenture, dated April 22, 2020, among KCS, the Note Guarantors and U.S. Bank National Association, as trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 22, 2020 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.1.

4.2
Form of Note representing 3.500% Senior Notes due 2050 (included in Exhibit 4.1), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-k filed on April 22, 2020 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.2.

22.1
List of Issuers and Guarantor Subsidiaries, filed as Exhibit 22.1 to the Company’s Form 10-Q for the quarter ended March 31, 2020, filed on April 17, 2020 (File No. 1-4717), is incorporated herein by reference as Exhibit 22.1.

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

* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on July 17, 2020.

Kansas City Southern

/s/ MICHAEL W. UPCHURCH
Michael W. Upchurch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ SUZANNE M. GRAFTON
Suzanne M. Grafton
Vice President and Chief Accounting Officer
(Principal Accounting Officer)