Form 10-Q
period 2020-09-30
KANSAS CITY SOUTHERN
filed 2020-10-16
CIK 54480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	October 9, 2020
Common Stock, $0.01 per share par value	93,601,549 Shares

Kansas City Southern and Subsidiaries
Form 10-Q
September 30, 2020
Index

		Page
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	3
	Consolidated Statements of Income — Three and nine months ended September 30, 2020 and 2019	3
	Consolidated Statements of Comprehensive Income — Three and nine months ended September 30, 2020 and 2019	4
	Consolidated Balance Sheets — September 30, 2020 and December 31, 2019	5
	Consolidated Statements of Cash Flows — Nine months ended September 30, 2020 and 2019	6
	Consolidated Statements of Changes in Equity — Three months ended September 30, 2020, June 30, 2020, March 31, 2020, December 31, 2019, September 30, 2019, June 30, 2019 and March 31, 2019	7
	Notes to the Unaudited Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Mine Safety Disclosures	37
Item 5.	Other Information	37
Item 6.	Exhibits	38
	SIGNATURES	39

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Kansas City Southern and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In millions, except share and per share amounts) (Unaudited)
Revenues	$659.6	$747.7	$1,939.2	$2,136.5
Operating expenses:
Compensation and benefits	117.4	134.8	354.6	392.0
Purchased services	47.3	53.4	145.2	162.9
Fuel	50.8	87.1	165.2	257.8
Equipment costs	23.9	25.1	63.9	81.8
Depreciation and amortization	89.2	86.5	267.9	262.7
Materials and other	59.0	66.8	184.7	198.5
Restructuring charges	0.5	12.0	17.0	130.5
Total operating expenses	388.1	465.7	1,198.5	1,486.2
Operating income	271.5	282.0	740.7	650.3
Equity in net earnings (losses) of affiliates	(1.3)	2.1	(0.1)	3.6
Interest expense	(39.5)	(27.9)	(111.8)	(84.1)
Debt retirement costs	—	—	—	(0.6)
Foreign exchange gain (loss)	7.7	(3.4)	(44.0)	9.5
Other income, net	0.3	2.0	2.5	2.2
Income before income taxes	238.7	254.8	587.3	580.9
Income tax expense	48.5	74.2	134.5	168.0
Net income	190.2	180.6	452.8	412.9
Less: Net income attributable to noncontrolling interest	0.4	0.4	1.5	1.2
Net income attributable to Kansas City Southern and subsidiaries	189.8	180.2	451.3	411.7
Preferred stock dividends	0.1	0.1	0.2	0.2
Net income available to common stockholders	$189.7	$180.1	$451.1	$411.5

Earnings per share:
Basic earnings per share	$2.02	$1.81	$4.76	$4.12
Diluted earnings per share	$2.01	$1.81	$4.74	$4.10

Average shares outstanding (in thousands):
Basic	93,876	99,296	94,672	99,939
Effect of dilution	504	403	477	405
Diluted	94,380	99,699	95,149	100,344
See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In millions) (Unaudited)
Net income	$190.2	$180.6	$452.8	$412.9
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate derivative instruments, net of tax of $0.7 million, $(2.2) million, $3.4 million and $(6.3) million, respectively	2.6	(7.1)	12.7	(19.8)
Reclassification adjustment from cash flow hedges included in net income, net of tax of $0.1 million and $0.4 million, respectively	0.6	—	1.5	—
Foreign currency translation adjustments	0.1	(0.2)	(1.4)	0.1
Other comprehensive income (loss)	3.3	(7.3)	12.8	(19.7)
Comprehensive income	193.5	173.3	465.6	393.2
Less: Comprehensive income attributable to noncontrolling interest	0.4	0.4	1.5	1.2
Comprehensive income attributable to Kansas City Southern and subsidiaries	$193.1	$172.9	$464.1	$392.0
See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(In millions, except share and per share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$646.0	$148.8
Accounts receivable, net	256.0	274.2
Materials and supplies	127.9	150.6
Other current assets	63.9	155.0
Total current assets	1,093.8	728.6
Operating lease right-of-use assets	75.8	158.4
Investments	44.1	47.6
Property and equipment (including concession assets), net	8,967.3	8,806.3
Other assets	184.6	45.9
Total assets	$10,365.6	$9,786.8
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$10.9	$18.0
Accounts payable and accrued liabilities	466.3	473.3
Total current liabilities	477.2	491.3
Long-term operating lease liabilities	49.8	85.7
Long-term debt	3,765.3	3,228.0
Deferred income taxes	1,177.4	1,128.0
Other noncurrent liabilities and deferred credits	102.0	107.9
Total liabilities	5,571.7	5,040.9
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued; 218,169 and 222,625 shares outstanding at September 30, 2020 and December 31, 2019, respectively	5.5	5.6
$.01 par, common stock, 400,000,000 shares authorized; 123,352,185 shares issued; 93,711,453 and 96,115,669 shares outstanding at September 30, 2020 and December 31, 2019, respectively	1.0	1.0
Additional paid-in capital	925.6	843.7
Retained earnings	3,552.3	3,601.3
Accumulated other comprehensive loss	(16.3)	(29.1)
Total stockholders’ equity	4,468.1	4,422.5
Noncontrolling interest	325.8	323.4
Total equity	4,793.9	4,745.9
Total liabilities and equity	$10,365.6	$9,786.8
See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2020	2019
	(In millions) (Unaudited)
Operating activities:
Net income	$452.8	$412.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	267.9	262.7
Deferred income taxes	45.7	26.8
Equity in net (earnings) losses of affiliates	0.1	(3.6)
Share-based compensation	18.6	16.4
(Gain) loss on foreign currency derivative instruments	20.6	(10.3)
Foreign exchange loss	23.4	0.8
Restructuring charges	17.0	130.5
Distributions from affiliates	2.5	3.0
Settlement of foreign currency derivative instruments	(20.4)	10.8
Cash payments for restructuring charges	(8.8)	(2.9)
Refundable Mexican value added tax	(27.2)	(38.2)
Changes in working capital items:
Accounts receivable	12.1	38.3
Materials and supplies	22.6	(4.7)
Other current assets	(21.5)	5.5
Accounts payable and accrued liabilities	18.0	12.7
Other, net	(3.5)	(1.9)
Net cash provided by operating activities	819.9	858.8

Investing activities:
Capital expenditures	(301.6)	(468.2)
Purchase or replacement of assets under operating leases	(78.2)	(38.6)
Property investments in MSLLC	(23.4)	(25.6)
Investments in and advances to affiliates	(6.9)	(27.0)
Proceeds from disposal of property	9.3	18.4
Other, net	(12.4)	0.7
Net cash used for investing activities	(413.2)	(540.3)

Financing activities:
Proceeds from issuance of long-term debt	545.6	—
Repayment of long-term debt	(11.9)	(7.8)
Dividends paid	(114.7)	(108.6)
Shares repurchased	(322.9)	(242.5)
Debt issuance costs paid	(6.6)	(2.5)
Proceeds from employee stock plans	6.6	4.8
Net cash provided by (used for) financing activities	96.1	(356.6)

Effect of exchange rate changes on cash	(5.6)	(0.8)

Cash and cash equivalents:
Net increase (decrease) during each period	497.2	(38.9)
At beginning of year	148.8	100.5
At end of period	$646.0	$61.6
See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Changes in Equity
(in millions, except per share amounts)
(Unaudited)

	$25 Par Preferred Stock	$.01 Par Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total

Balance at December 31, 2019	$5.6	$1.0	$843.7	$3,601.3	$(29.1)	$323.4	$4,745.9
Net income				151.8		0.5	152.3
Other comprehensive income					3.6		3.6
Dividends on common stock ($0.40/share)			—	(38.2)			(38.2)
Dividends on $25 par preferred stock ($0.25/share)				(0.1)			(0.1)
Share repurchases		—	(11.4)	(182.8)			(194.2)
Settlement of forward contract for accelerated share repurchases			82.5				82.5
Options exercised and stock subscribed, net of shares withheld for employee taxes		—	(0.1)				(0.1)
Share-based compensation			10.3				10.3
Balance at March 31, 2020	5.6	1.0	925.0	3,532.0	(25.5)	323.9	4,762.0
Net income				109.7		0.6	110.3
Other comprehensive income					5.9		5.9
Dividends on common stock ($0.40/share)			—	(37.8)			(37.8)
Dividends on $25 par preferred stock ($0.25/share)				—			—
Share repurchases	—	—	(6.8)	(93.2)			(100.0)
Options exercised and stock subscribed, net of shares withheld for employee taxes		—	(0.3)				(0.3)
Share-based compensation			4.9				4.9
Balance at June 30, 2020	5.6	1.0	922.8	3,510.7	(19.6)	324.5	4,745.0
Net income				189.8		0.4	190.2
Other comprehensive income					3.3		3.3
Contribution from noncontrolling interest						0.9	0.9
Dividends on common stock ($0.40/share)			—	(37.6)			(37.6)
Dividends on $25 par preferred stock ($0.25/share)				(0.1)			(0.1)
Share repurchases	(0.1)	—	(6.5)	(110.5)			(117.1)
Options exercised and stock subscribed, net of shares withheld for employee taxes		—	3.9				3.9
Share-based compensation			5.4				5.4
Balance at September 30, 2020	$5.5	$1.0	$925.6	$3,552.3	$(16.3)	$325.8	$4,793.9

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

1. Basis of Presentation
In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring adjustments) necessary to reflect a fair statement of the results for interim periods in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three and nine months ended September 30, 2020, are not necessarily indicative of the results to be expected for the full year ending December 31, 2020. Certain prior year amounts have been reclassified to conform to the current year presentation.
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
The Company began to experience the impacts of COVID-19 on customer demand in late March 2020. For the three months ended June 30, 2020 and September 30, 2020, revenues declined 23% and 12%, respectively, as compared to the same periods in 2019, primarily due to the decrease in overall demand from COVID-19 and lower commodity prices, lower fuel surcharge due to lower fuel prices, and the weakening of the Mexican peso against the U.S dollar. After the significant decline in volumes in the second quarter of 2020, volumes began to rebound rapidly in early June and by the end of September weekly volumes were higher than pre-COVID-19 levels.
As revenues declined in the second quarter of 2020, the Company responded quickly and implemented cost-saving measures and accelerated precision scheduled railroading (“PSR”) initiatives by further consolidating trains, which increased train length and reduced crew costs. In June of 2020, the Company offered a voluntary separation program, which resulted in a restructuring charge of $9.2 million for the three months ended June 30, 2020, consisting of severance and benefit costs that will be paid out in either lump-sum payments or incrementally over a six to twelve-month period. Approximately 6% of management employees were irrevocably accepted into the voluntary separation program. During the three months ended September 30, 2020, additional restructuring charges of approximately $0.5 million were recognized as part of the voluntary separation program.
PSR. During 2019, the Company began implementing principles of PSR, which focus on providing reliable customer service, facilitating growth, improving asset utilization, and improving the cost profile of the Company. As a result of the PSR initiatives in 2019, management approved four separate restructuring plans that totaled $168.8 million, including restructuring plans of

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

$67.5 million, $51.0 million and $12.0 million in the first, second, and third quarters of 2019, respectively. The restructuring plans were substantially completed in 2019.
During the first quarter of 2020, the Company purchased 91 locomotives for $78.2 million that were part of two existing leases. Of the 91 locomotives, 13 were impaired during the fourth quarter of 2019. The purchase of the impaired lease locomotives resulted in $6.0 million of make-whole payments recorded as incremental restructuring charges in the first quarter of 2020. During the second quarter of 2020, the Company recognized approximately $1.3 million of restructuring charges from the disposal of held for sale equipment.

3. Revenue
Disaggregation of Revenue
The following table presents revenues disaggregated by the major commodity groups as well as the product types included within the major commodity groups (in millions). The Company believes disaggregation by product type best depicts how cash flows are affected by economic factors. See Note 13 for revenues by geographical area.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Chemical & Petroleum
Chemicals	$60.1	$65.5	$174.8	$187.6
Petroleum	95.1	89.1	261.5	253.4
Plastics	36.7	39.6	112.7	110.1
Total	191.9	194.2	549.0	551.1

Industrial & Consumer Products
Forest Products	59.6	64.3	186.3	193.9
Metals & Scrap	41.5	59.6	144.2	176.5
Other	25.3	32.0	75.5	85.6
Total	126.4	155.9	406.0	456.0

Agriculture & Minerals
Grain	74.6	78.3	216.5	224.2
Food Products	38.2	40.0	119.9	110.4
Ores & Minerals	5.5	6.7	16.6	19.0
Stone, Clay & Glass	7.0	8.7	21.2	25.4
Total	125.3	133.7	374.2	379.0

Energy
Utility Coal	28.9	35.1	75.7	95.1
Coal & Petroleum Coke	10.2	11.3	31.3	31.9
Frac Sand	2.3	7.4	7.8	22.1
Crude Oil	5.4	11.2	27.6	34.4
Total	46.8	65.0	142.4	183.5

Intermodal	89.1	100.5	241.3	273.0

Automotive	48.5	64.8	118.0	193.3

Total Freight Revenues	628.0	714.1	1,830.9	2,035.9

Other Revenue	31.6	33.6	108.3	100.6

Total Revenues	$659.6	$747.7	$1,939.2	$2,136.5

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

Contract Balances
The amount of revenue recognized in the third quarter of 2020 from performance obligations partially satisfied in previous periods was $17.7 million. The performance obligations that were unsatisfied or partially satisfied as of September 30, 2020, were $22.2 million, which represents in-transit shipments that are fully satisfied the following month.
A receivable is any unconditional right to consideration, and is recognized as shipments have been completed and the relating performance obligation has been fully satisfied. At September 30, 2020 and December 31, 2019, the accounts receivable, net balance was $256.0 million and $274.2 million, respectively. Contract assets represent a conditional right to consideration in exchange for goods or services. The Company did not have any contract assets at September 30, 2020 and December 31, 2019.
Contract liabilities represent consideration received in advance from customers, and are recognized as revenue over time as the relating performance obligation is satisfied. The amount of revenue recognized in the third quarter of 2020 that was included in the opening contract liability balance was $9.6 million. The Company has recognized contract liabilities within the accounts payable and accrued liabilities financial statement caption on the balance sheet. These are considered current liabilities as they will be settled in less than 12 months.
The following tables summarize the changes in contract liabilities (in millions):

Contract liabilities	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Beginning balance	$16.1	$19.0	$30.5	$32.4
Revenue recognized that was included in the contract liability balance at the beginning of the period	(9.6)	(11.4)	(28.2)	(31.4)
Increases due to consideration received, excluding amounts recognized as revenue during the period	2.1	0.8	6.3	7.4
Ending balance	$8.6	$8.4	$8.6	$8.4

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
The following table reconciles the basic earnings per share computation to the diluted earnings per share computation (in millions, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income available to common stockholders for purposes of computing basic and diluted earnings per share	$189.7	$180.1	$451.1	$411.5
Weighted-average number of shares outstanding (in thousands):
Basic shares	93,876	99,296	94,672	99,939
Effect of dilution	504	403	477	405
Diluted shares	94,380	99,699	95,149	100,344
Earnings per share:
Basic earnings per share	$2.02	$1.81	$4.76	$4.12
Diluted earnings per share	$2.01	$1.81	$4.74	$4.10

Potentially dilutive shares excluded from the calculation (in thousands):

Stock options excluded as their inclusion would be anti-dilutive	72	—	72	165

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

5. Property and Equipment (including Concession Assets)
Property and equipment, including concession assets, and related accumulated depreciation and amortization are summarized below (in millions):

	September 30, 2020	December 31, 2019
Land	$227.5	$224.9
Concession land rights	141.1	141.1
Road property	8,088.1	7,962.1
Equipment	2,746.0	2,652.6
Technology and other	355.4	345.1
Construction in progress	227.0	170.2
Total property	11,785.1	11,496.0
Accumulated depreciation and amortization	2,817.8	2,689.7
Property and equipment (including concession assets), net	$8,967.3	$8,806.3

Concession assets, net of accumulated amortization of $690.7 million and $678.1 million, totaled $2,366.7 million and $2,335.5 million at September 30, 2020 and December 31, 2019, respectively.

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
The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The carrying value of the Company’s debt was $3,776.2 million and $3,246.0 million at September 30, 2020 and December 31, 2019, respectively. If the Company’s debt were measured at fair value, the fair value measurements of the individual debt instruments would have been classified as Level 2 in the fair value hierarchy.

The fair value of the Company’s financial instruments is presented in the following table (in millions):

	September 30, 2020	December 31, 2019
	Level 2	Level 2
Assets
Foreign currency derivative instruments	$2.3	$2.5
Treasury lock agreements	16.1	—
Liabilities
Debt instruments	4,086.6	3,535.7

7. Derivative Instruments
The Company enters into derivative transactions in certain situations based on management’s assessment of current market conditions and perceived risks. Management intends to respond to evolving business and market conditions and in doing so, may enter into such transactions as deemed appropriate.
Credit Risk. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages this risk by limiting its counterparties to large financial institutions which meet the Company’s credit rating standards and

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

have an established banking relationship with the Company. As of September 30, 2020, the Company did not expect any losses as a result of default of its counterparties.
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
The foreign currency forward contracts involve the Company’s purchase of pesos at an agreed-upon weighted-average exchange rate to each U.S dollar. The zero-cost collars involve the Company’s purchase of a Mexican peso call option and a simultaneous sale of a Mexican peso put option, with equivalent U.S. dollar notional amounts for each option and no net cash premium paid by the Company. The Company’s foreign currency forward and zero-cost collar contracts are executed with counterparties in the U.S. and are governed by International Swaps and Derivatives Association agreements that include standard netting arrangements. Asset and liability positions from contracts with the same counterparty are net settled upon maturity/expiration and presented on a net basis in the consolidated balance sheets prior to settlement. There was no offsetting of derivative assets or liabilities in the consolidated balance sheets as of September 30, 2020 and December 31, 2019.
Below is a summary of the Company’s 2020 and 2019 foreign currency derivative contracts (amounts in millions, except Ps./USD):

Foreign currency forward contracts
	Contracts to purchase Ps./pay USD					Offsetting contracts to sell Ps./receive USD
	Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Cash received/(paid) on settlement
Contracts executed in 2020 and outstanding	$20.0	Ps.	495.5	Ps.	24.8	—	—		—		—
Contracts executed in 2020 and settled in 2020	$535.0	Ps.	10,758.9	Ps.	20.1	$511.0	Ps.	10,758.9	Ps.	21.1	$(24.0)
Contracts executed in 2019 and settled in 2020	$105.0	Ps.	2,041.2	Ps.	19.4	$108.6	Ps.	2,041.2	Ps.	18.8	$3.6
Contracts executed in 2019 and settled in 2019 (i)	$400.0	Ps.	7,892.5	Ps.	19.7	$410.7	Ps.	7,892.5	Ps.	19.2	$10.7
Contracts executed in 2018 and settled in 2019 (i)	$20.0	Ps.	410.9	Ps.	20.5	$20.9	Ps.	410.9	Ps.	19.6	$0.9

Foreign currency zero-cost collar contracts
	Notional amount	Cash received/(paid) on settlement
Contracts executed in 2018 and settled in 2019 (i)	$120.0		$0.3

(i) During the nine months ended September 30, 2019, the Company settled $120.0 million and $385.0 million of zero-cost collar contracts and forward contracts, respectively, executed in 2018 and 2019, resulting in cash received of $0.3 million and $10.5 million.
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
The following tables present the fair value of derivative instruments included in the Consolidated Balance Sheets (in millions):

	Derivative Assets
	Balance Sheet Location	September 30, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Treasury lock agreements	Other assets	$16.1	$—
Total derivatives designated as hedging instruments		16.1	—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	2.3	2.5
Total derivatives not designated as hedging instruments		2.3	2.5
Total derivative assets		$18.4	$2.5

The following table presents the effects of derivative instruments on the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income for the three months ended September 30 (in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative		Location of Gain/(Loss) Reclassified from AOCI into Income	Amount of Gain/(Loss) Reclassified from AOCI into Income
	2020	2019		2020	2019
Treasury lock agreements	$3.3	$(9.3)	Interest expense	$(0.7)	$—
Total	$3.3	$(9.3)		$(0.7)	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		2020	2019
Foreign currency forward contracts	Foreign exchange gain (loss)	$6.7	$(0.6)
Total		$6.7	$(0.6)

The following table presents the effects of derivative instruments on the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income for the nine months ended September 30 (in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative		Location of Gain/(Loss) Reclassified from AOCI into Income	Amount of Gain/(Loss) Reclassified from AOCI into Income
	2020	2019		2020	2019
Treasury lock agreements	$16.1	$(26.1)	Interest expense	$(1.9)	$—
Total	$16.1	$(26.1)		$(1.9)	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		2020	2019
Foreign currency forward contracts	Foreign exchange gain (loss)	$(20.6)	$10.3
Total		$(20.6)	$10.3

See Note 6, Fair Value Measurements, for the determination of the fair values of derivatives.

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

8. Short-Term Borrowings
Commercial Paper. The Company’s commercial paper program generally serves as the primary means of short-term funding. As of September 30, 2020 and December 31, 2019, KCS had no commercial paper outstanding. For the nine months ended September 30, 2020 and 2019, any commercial paper borrowings were outstanding for less than 90 days and the related activity is presented on a net basis in the consolidated statements of cash flows.

9. Long-Term Debt
Senior Notes. On April 22, 2020, KCS issued $550.0 million principal amount of senior unsecured notes due May 1, 2050 (the “3.50% Senior Notes”), which bear interest semiannually at a fixed annual rate of 3.50%. The 3.50% Senior Notes were issued at a discount to par value, resulting in a $4.4 million discount and a yield to maturity of 3.543%. The Company intends to use the net proceeds from the offering for general corporate purposes, including to repurchase shares of the Company’s common stock, and is actively monitoring macroeconomic conditions, impacts of COVID-19, and weekly volumes to determine the appropriate timing of deployment of the net proceeds, which are currently retained as cash. The 3.50% Senior Notes are redeemable at the issuer’s option, in whole or in part, at any time, by paying the greater of either 100% of the principal amount to be redeemed and a formula price based on interest rates prevailing at the time of redemption and time remaining to maturity, plus accrued interest thereon to, but excluding the redemption date.
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

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

During the three months ended September 30, 2020, KCS repurchased 662,451 shares of common stock for $117.0 million at an average price of $176.62 per share. During the nine months ended September 30, 2020, KCS repurchased 2,653,209 shares of common stock for $411.2 million, which includes shares delivered to settle the ASR agreements noted above. Subsequent to the balance sheet date and through October 15, 2020, KCS repurchased 180,256 shares of common stock for $33.0 million at an average price of $183.07 per share under a Rule 10b5-1 trading plan. Since inception of the 2019 Program and including the Rule 10b5-1 repurchases made in October, KCS has repurchased 5,856,225 shares of common stock for $911.7 million at an average price of $155.69 per share. The excess of repurchase price over par value is allocated between additional paid-in capital and retained earnings.
During the three months ended September 30, 2020, KCS repurchased 3,961 shares of its $25 par preferred stock for $0.1 million at an average price of $28.97 per share. The excess of repurchase price over par value is allocated between paid-in-capital and retained earnings.

11. Refundable Mexican Value Added Tax
Kansas City Southern de México, S.A. de C.V. (“KCSM”) is not required to charge its customers value added tax (“VAT”) on international import or export transportation services, resulting in KCSM paying more VAT on its expenses than it collects from customers. These excess VAT payments are refundable by the Mexican government. Prior to 2019, KCSM could offset its monthly refundable VAT balance with other tax obligations. In January 2019, Mexico tax reform eliminated the ability to offset other tax obligations with refundable VAT. Since January 2019, the Company has generated a refundable VAT balance of $76.7 million and filed refund claims with the Servicio de Administración Tributaria (the “SAT”) that are still under review. KCSM has a legal opinion supporting its right under Mexican law to recover the refundable VAT balance from the Mexican government and believes the VAT to be fully collectible. As of September 30, 2020, the Company reclassified this asset from short-term to long-term as result of the prolonged refund claim process. As of December 31, 2019, the KCSM refundable VAT balance was $60.2 million and was classified as a short-term asset.

12. Commitments and Contingencies
Concession Duty. Under KCSM’s 50-year railroad concession from the Mexican government (the “Concession”), which could expire in 2047 unless extended, KCSM pays annual concession duty expense of 1.25% of gross revenues. For the three and nine months ended September 30, 2020, the concession duty expense, which is recorded within materials and other in operating expenses, was $4.4 million and $12.7 million, respectively, compared to $4.9 million and $14.0 million, for the same periods in 2019.
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
Personal Injury. The Company’s personal injury liability is based on semi-annual actuarial studies performed on an undiscounted basis by an independent third party actuarial firm and reviewed by management. This liability is based on personal injury claims filed and an estimate of claims incurred but not yet reported. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Adjustments to the liability are reflected within operating expenses in the period in which changes to estimates are known. Personal injury claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The personal injury liability as of September 30, 2020, is based on an updated actuarial study of personal injury claims through April 30, 2020, and review of the last five months’ experience. Although these estimates cannot be predicted with certainty, management believes that the ultimate outcome will not have a material adverse effect on the Company’s consolidated financial statements.
Tax Contingencies. Tax returns filed in the U.S. for periods after 2015 and in Mexico for periods after 2012 remain open to examination by the taxing authorities. During the second quarter of 2020, the Internal Revenue Service (“IRS”) initiated an examination of the 2017 deemed mandatory repatriation tax included in the 2017 U.S. federal tax return. In 2018, the IRS initiated an examination of the 2016 U.S. federal tax return. In 2019, the SAT, the Mexican equivalent of the IRS, initiated an audit of the KCSM 2013 and 2014 Mexico tax returns. The Company does not expect that these examinations will have a material impact on the consolidated financial statements. During the first quarter of 2017, the Company received audit assessments from the SAT for the KCSM 2009 and 2010 Mexico tax returns. In 2017, the Company commenced administrative actions with the SAT. During the first quarter of 2018, the audit assessments were nullified by the SAT. In the third quarter of 2018, the SAT issued new assessments and the Company filed administrative appeals with the SAT. The Company believes that it has strong legal arguments in its favor and it is more likely than not that it will prevail in any challenge of the assessments.
KCSM has not historically assessed VAT on international import transportation services provided to its customers based on a written ruling that KCSM obtained from the SAT in 2008 stating that such services were not subject to VAT (the “2008 Ruling”). Notwithstanding the 2008 Ruling, in December 2013, the SAT unofficially informed KCSM of an intended implementation of new criteria effective as of January 1, 2014, pursuant to which VAT would be assessed on all international import transportation services on the portion of the services provided within Mexico. Additionally, in November 2013, the SAT filed an action to nullify the 2008 Ruling, potentially exposing the application of the new criteria to open tax years. In February 2014, KCSM filed an action opposing the SAT’s nullification action. In December 2016, KCSM was notified of a resolution issued by the Mexican tax court confirming the 2008 Ruling. The SAT appealed this resolution. In October 2017, the circuit court resolved to not render a decision on the case but rather to send the SAT’s appeal to the Supreme Court. In February 2018, the Supreme Court decided not to hear the case and remanded the SAT’s appeal back to the circuit court for a decision. In July 2018, the circuit court ordered the tax court to consider certain arguments made by the SAT in the original court proceeding that were not addressed in the tax court’s December 2016 resolution. In October 2018, the tax court issued a decision confirming the 2008 Ruling. The SAT appealed this decision. In September 2020, the Appeals Court dismissed the appeal filed by the SAT and confirmed the ruling issued by the tax court. The decision of the Appeals Court is final.
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

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness, bankruptcy, insolvency or liquidation of a customer, or weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and its operating results. If the financial condition of the Company’s customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate at September 30, 2020.
Panama Canal Railway Company (“PCRC”) Guarantees and Indemnities. At September 30, 2020, the Company had issued and outstanding $5.6 million under a standby letter of credit to fulfill its obligation to fund fifty percent of the debt service reserve and liquidity reserve established by PCRC in connection with the issuance of the 7.0% Senior Secured Notes due November 1, 2026 (the “PCRC Notes”). Additionally, KCS has pledged its shares of PCRC as security for the PCRC Notes.

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
The following tables provide information by geographic area (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2020	2019	2020	2019
U.S.	$341.2	$385.0	$1,025.5	$1,114.4
Mexico	318.4	362.7	913.7	1,022.1
Total revenues	$659.6	$747.7	$1,939.2	$2,136.5

Property and equipment (including concession assets), net			September 30, 2020	December 31, 2019
U.S.			$5,583.1	$5,435.9
Mexico			3,384.2	3,370.4
Total property and equipment (including concession assets), net			$8,967.3	$8,806.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
This discussion is intended to clarify and focus on KCS’s results of operations, certain changes in its financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included under Item 1 of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020. This discussion should be read in conjunction with those consolidated financial statements and the related notes and is qualified by reference to them.
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
The Company began to experience the impacts of COVID-19 on customer demand in late March of 2020. For the three months ended June 30, 2020 and September 30, 2020, revenue decreased by 23% and 12%, respectively, as compared to the same periods in 2019, primarily due to the decrease in demand from COVID-19 and lower commodity prices, lower fuel surcharge due to lower fuel prices, and the weakening of the Mexican peso against the U.S dollar. After the significant decline in volumes in the second quarter of 2020, volumes began to rapidly rebound in early June. By the end of September, weekly volumes were higher than pre-COVID-19 levels and had increased by approximately 60% from the lowest levels in the second quarter of 2020.
As revenues declined in the second quarter of 2020, the Company responded quickly and implemented a variety of cost-saving measures and accelerated Precision Scheduled Railroading (“PSR”) initiatives by further consolidating trains, which increased train length and reduced crew costs. For the three months ended June 30, 2020 and September 30, 2020 operating expenses decreased by 27% and 17%, respectively, compared to the same periods in 2019, due to lower fuel price and consumption, fewer headcount and hours worked, decreased restructuring charges, and savings related to PSR initiatives. See Strategic Initiatives for further discussion of PSR savings.
In the second quarter of 2020, the Company offered a voluntary separation program, which resulted in a restructuring charge of $9.2 million for the three months ended June 30, 2020, consisting of severance and benefit costs that will be paid out in either lump-sum payments or incrementally over a six to twelve-month period. Approximately 6% of management employees were irrevocably accepted into the voluntary separation program. Management expects the voluntary separation program reductions to result in annualized savings of approximately $11.0 million. During the three months ended September 30, 2020, additional restructuring charges of approximately $0.5 million were recognized as part of the voluntary separation program.
COVID-19 costs increased total expense in the second and third quarter of 2020 by approximately $4.0 million in each period, primarily due to wages paid to certain high-risk employees that were allowed to stay home pursuant to a Mexican presidential decree, were symptomatic, or in quarantine, expenses related to cleaning and decontamination of locomotives and other workspaces, and costs of protective gear for KCS employees. By the end of the third quarter of 2020, all of the high-risk employees allowed to stay home per the Mexican presidential decree returned to work. Management expects COVID-19 costs to decrease in the fourth quarter of 2020.
KCS believes it has a strong liquidity position to continue business operations and service its debt obligations. As disclosed in the Liquidity and Capital Resources section, the Company has total available liquidity of $1,246.0 million as of September 30, 2020, consisting of cash on hand and a revolving credit facility. Total liquidity increased during the year as a result of the issuance of $550.0 million of 3.50% Senior Notes on April 22, 2020. Furthermore, the Company does not have any debt maturities until 2023. During the second and third quarters of 2020, KCS did not significantly alter the terms of its freight agreements with customers. Cash flows from operations remain strong; however, capital expenditures were reduced by $75.0 million during the second quarter of 2020, resulting in estimated annual capital expenditures of approximately $425.0 million or below. If the Company experienced another significant reduction in revenues, the Company would have additional alternatives to maintain liquidity, including further decreases in capital expenditures and cost reductions as well as adjustments to its capital allocation policy. To date, the Company has not reduced or suspended its share repurchase program or dividend payments. See Liquidity and Capital Resources section for additional information.
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
As a result of the PSR initiatives in 2019, management approved four separate restructuring plans that totaled $168.8 million, including a $12.0 million restructuring plan in the third quarter of 2019. The PSR plans included asset impairments, workforce reductions, and contract restructuring, which resulted in 2019 operating expense savings of approximately $58.0 million.
The Company established the following key metrics and goals to measure PSR progress and performance:

	Three Months Ended		Improvement/ (Deterioration)	Nine Months Ended		Improvement/ (Deterioration)	FY 2020 Goal
	September 30,			September 30,
	2020	2019		2020	2019
Gross velocity (mph) (i)	14.5	13.9	4%	15.7	13.0	21%	17.0
Terminal dwell (hours) (ii)	22.9	20.3	(13)%	21.0	21.1	—	18.0
Train length (feet) (iii)	7,043	6,069	16%	6,588	5,948	11%	6,350
Car miles per day (iv)	110.3	116.6	(5)%	116.4	106.0	10%	135.0
Fuel efficiency (gallons per 1,000 GTM's) (v)	1.25	1.29	3%	1.24	1.31	5%	1.24

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

As revenues declined rapidly in the second quarter of 2020 due to COVID-19, management accelerated PSR initiatives by rightsizing resources to volumes and further reduced costs. Train service plans were quickly adjusted as volumes began to decline and trains were consolidated, resulting in longer, more efficient trains. Record average train length reduced the number of train starts and crew costs, leading to operating efficiencies across the organization and record fuel efficiency. As volumes began to rebound rapidly in June and through the third quarter of 2020, the Company remained focused on PSR initiatives and maintained cost reductions from consolidating trains and reducing crew costs. During the third quarter of 2020, the Company experienced back-to-back hurricanes that negatively impacted the operating metrics for the three months ended September 30, 2020.
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

Third Quarter Highlights
Revenues decreased 12% for the three months ended September 30, 2020, as compared to the same period in 2019, due to a 9% decrease in revenue per carload/unit and a 4% decrease in carload/unit volumes. Revenues decreased primarily due to lower volumes, lower fuel surcharge due to lower fuel prices, and the weakening of the Mexican peso against the U.S dollar. Carload/unit volumes decreased as a result of reductions in crude and frac sand volumes due to the decline in oil prices and in the automotive business unit due to lower production volumes as a result of the ongoing COVID-19 pandemic. In addition, metals volumes within the industrial and consumer products business unit decreased due to the overall weakness in the energy market. These decreases were partially offset by increased volumes in the chemical and petroleum business unit due to strong recovery in refined fuel product shipments into Mexico.
As revenues declined during 2020 due to COVID-19, the Company responded quickly by implementing cost-saving measures and accelerating PSR initiatives. Operating expenses decreased 17% during the three months ended September 30, 2020, as compared to the same period in 2019, primarily due to lower fuel price and consumption, fewer headcount and hours worked, decreased restructuring charges, savings related to PSR initiatives and the weakening of the Mexican peso against the U.S. dollar. Operating expenses as a percentage of revenues was 58.8% for the three months ended September 30, 2020, compared to 62.3% for the same period in 2019.
The Company reported quarterly earnings of $2.01 per diluted share on consolidated net income of $189.8 million for the three months ended September 30, 2020, compared to earnings of $1.81 per diluted share on consolidated net income of $180.2 million for the same period in 2019, due to reduced income tax expense as a result of lower effective tax rate, an increase in share repurchases, and a foreign exchange gain as compared to a loss in 2019. These increases were partially offset by an increase in interest expense due to the issuance of senior notes in the fourth quarter of 2019 and the second quarter of 2020, and lower operating income.

Results of Operations
The following summarizes KCS’s consolidated statement of income components (in millions):

	Three Months Ended		Change
	September 30,
	2020	2019
Revenues	$659.6	$747.7	$(88.1)
Operating expenses	388.1	465.7	(77.6)
Operating income	271.5	282.0	(10.5)
Equity in net earnings (losses) of affiliates	(1.3)	2.1	(3.4)
Interest expense	(39.5)	(27.9)	(11.6)
Foreign exchange gain (loss)	7.7	(3.4)	11.1
Other income, net	0.3	2.0	(1.7)
Income before income taxes	238.7	254.8	(16.1)
Income tax expense	48.5	74.2	(25.7)
Net income	190.2	180.6	9.6
Less: Net income attributable to noncontrolling interest	0.4	0.4	—
Net income attributable to Kansas City Southern and subsidiaries	$189.8	$180.2	$9.6

	Nine Months Ended		Change
	September 30,
	2020	2019
Revenues	$1,939.2	$2,136.5	$(197.3)
Operating expenses	1,198.5	1,486.2	(287.7)
Operating income	740.7	650.3	90.4
Equity in net earnings (losses) of affiliates	(0.1)	3.6	(3.7)
Interest expense	(111.8)	(84.1)	(27.7)
Debt retirement costs	—	(0.6)	0.6
Foreign exchange gain (loss)	(44.0)	9.5	(53.5)
Other income, net	2.5	2.2	0.3
Income before income taxes	587.3	580.9	6.4
Income tax expense	134.5	168.0	(33.5)
Net income	452.8	412.9	39.9
Less: Net income attributable to noncontrolling interest	1.5	1.2	0.3
Net income attributable to Kansas City Southern and subsidiaries	$451.3	$411.7	$39.6

Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months Ended			Three Months Ended			Three Months Ended
	September 30,			September 30,			September 30,
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
Chemical and petroleum	$191.9	$194.2	(1%)	91.5	87.4	5%	$2,097	$2,222	(6%)
Industrial and consumer products	126.4	155.9	(19%)	73.7	81.4	(9%)	1,715	1,915	(10%)
Agriculture and minerals	125.3	133.7	(6%)	64.0	66.0	(3%)	1,958	2,026	(3%)
Energy	46.8	65.0	(28%)	51.5	64.7	(20%)	909	1,005	(10%)
Intermodal	89.1	100.5	(11%)	264.7	260.2	2%	337	386	(13%)
Automotive	48.5	64.8	(25%)	32.1	39.2	(18%)	1,511	1,653	(9%)
Carload revenues, carloads and units	628.0	714.1	(12%)	577.5	598.9	(4%)	$1,087	$1,192	(9%)
Other revenue	31.6	33.6	(6%)
Total revenues (i)	$659.6	$747.7	(12%)

(i) Included in revenues:
Fuel surcharge	$46.2	$82.3

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Nine Months Ended			Nine Months Ended			Nine Months Ended
	September 30,			September 30,			September 30,
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
Chemical and petroleum	$549.0	$551.1	—	258.0	253.7	2%	$2,128	$2,172	(2%)
Industrial and consumer products	406.0	456.0	(11%)	225.1	240.5	(6%)	1,804	1,896	(5%)
Agriculture and minerals	374.2	379.0	(1%)	184.8	189.8	(3%)	2,025	1,997	1%
Energy	142.4	183.5	(22%)	153.2	180.2	(15%)	930	1,018	(9%)
Intermodal	241.3	273.0	(12%)	689.3	725.7	(5%)	350	376	(7%)
Automotive	118.0	193.3	(39%)	75.9	118.5	(36%)	1,555	1,631	(5%)
Carload revenues, carloads and units	1,830.9	2,035.9	(10%)	1,586.3	1,708.4	(7%)	$1,154	$1,192	(3%)
Other revenue	108.3	100.6	8%
Total revenues (i)	$1,939.2	$2,136.5	(9%)

(i) Included in revenues:
Fuel surcharge	$161.4	$219.6
Revenues include both revenue for transportation services and fuel surcharges. For the three months ended September 30, 2020, revenues and carload/unit volumes decreased 12% and 4%, respectively, compared to the same period in 2019. Revenues decreased primarily due to lower volumes, lower fuel surcharge due to lower fuel prices, and the weakening of the Mexican peso against the U.S dollar. Carload/unit volumes decreased as a result of reductions in crude and frac sand volumes due to the decline in oil prices and in the automotive business unit due to lower production volumes as a result of the ongoing COVID-19 pandemic. In addition, metals volumes within the industrial and consumer products business unit decreased due to the overall weakness in the energy market. These decreases were partially offset by increased volumes in the chemical and petroleum business unit due to strong recovery in refined fuel product shipments into Mexico.
For the three months ended September 30, 2020, revenue per carload/unit decreased by 9%, compared to the same period in 2019, due to mix, lower fuel surcharge, the weakening of the Mexican peso against the U.S. dollar, and shorter average length of haul, partially offset by positive pricing impacts. The average exchange rate of Mexican pesos per U.S. dollar was Ps.22.1, for the three months ended September 30, 2020, compared to Ps.19.4 for the same period in 2019, which resulted in a decrease in revenue of approximately $16.0 million.
For the nine months ended September 30, 2020, revenues and carload/unit volumes decreased 9% and 7%, respectively, compared to the same period in 2019. Revenues decreased primarily due to lower volumes as a result of COVID-19, the weakening of the Mexican peso against the U.S dollar, shorter average length of haul, and lower fuel surcharge due to lower fuel prices. The volume declines were primarily in the automotive business unit due to plant shutdowns and lower production volumes as a result of COVID-19. Crude and frac sand volumes within the Energy business unit decreased due to the decline in oil prices and industrial and consumer business units was impacted by lower market demand as a result of COVID-19. In addition, intermodal volumes were also affected by overall decline in demand due to COVID-19 and significant declines in auto part shipments.
For the nine months ended September 30, 2020, revenue per carload/unit decreased by 3%, compared to the same period in 2019 due to the weakening of the Mexican peso against the U.S. dollar, mix, shorter average length of haul, and lower fuel surcharge, partially offset by positive pricing impacts. The average exchange rate of Mexican pesos per U.S. dollar was Ps.21.8 for the nine months ended September 30, 2020, compared to Ps.19.3 for the same period in 2019, which resulted in a decrease to revenues of approximately $34.0 million.
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
For the three and nine months ended September 30, 2020, fuel surcharge revenue decreased $36.1 million and $58.2 million, respectively, compared to the same periods in 2019, primarily due to lower volumes and fuel prices.

The following discussion provides an analysis of revenues by commodity group:

Revenues by commodity group for the three months ended September 30, 2020
Chemical and petroleum. Revenues decreased $2.3 million for the three months ended September 30, 2020, compared to the same period in 2019, due to a 6% decrease in revenue per carload/unit, partially offset by a 5% increase in carload/unit volumes. Revenues per carload/unit decreased due to shorter average length of haul, lower fuel surcharge, the weakening of the Mexican peso against the U.S. dollar, and mix, partially offset by positive pricing impacts. Volumes increased due to strong recovery in refined fuel product shipments into Mexico.
Revenues remained flat for the nine months ended September 30, 2020, compared to the same period in 2019, as a 2% decrease in revenue per carload/unit was offset by a 2% increase in carload/unit volumes. Revenue per carload/unit decreased due to shorter average length of haul, the weakening of the Mexican peso against the U.S. dollar, and lower fuel surcharge, partially offset by positive pricing impacts and mix. Volumes increased due to refined fuel product shipments to Mexico.

Industrial and consumer products. Revenues decreased $29.5 million for the three months ended September 30, 2020, compared to the same period in 2019, due to a 10% decrease in revenue per carload/unit and a 9% decrease in carload/unit volumes. Revenue per carload/unit decreased due to mix, lower fuel surcharge, the weakening of the Mexican peso against the U.S. dollar, and shorter average length of haul, partially offset by positive pricing impacts. Volumes decreased primarily in metals due to weakness in the energy market.
For the nine months ended September 30, 2020, revenues decreased $50.0 million, compared to the same period in 2019, due to a 6% decrease in carload/unit volumes and a 5% decrease in revenue per carload/unit. Volumes decreased primarily due to lower market demand as a result of the ongoing COVID-19 pandemic. Revenue per carload/unit decreased due to mix, the weakening of the Mexican peso against the U.S. dollar, and lower fuel surcharge, partially offset by positive pricing impacts.

Revenues by commodity group for the three months ended September 30, 2020
Agriculture and minerals. Revenues decreased $8.4 million for the three months ended September 30, 2020, compared to the same period in 2019, due to a 3% decrease in both revenue per carload/unit and carload/unit volumes. Revenue per carload/unit decreased due to lower fuel surcharge and the weakening of the Mexican peso against the U.S. dollar, partially offset by longer average length of haul and positive pricing impacts. Volume decreases were driven by a decline in ores and minerals shipments due to lower demand as a result of weather delays impacting road infrastructure projects.
 Revenues decreased $4.8 million for the nine months ended September 30, 2020, compared to the same period in 2019, due to a 3% decrease in carload/unit volumes driven by the shutdown of non-essential business due to COVID-19. This decrease was partially offset by a 1% increase in revenue per carload/unit due to mix, longer average length of haul, and positive pricing impacts, partially offset by lower fuel surcharge and the weakening of the Mexican peso against the U.S. dollar.

Energy. Revenues decreased $18.2 million for the three months ended September 30, 2020, compared to the same period in 2019, due to a 20% decrease in carload/unit volumes and a 10% decrease in revenue per carload/unit. For the nine months ended September 30, 2020, revenues decreased $41.1 million, compared to the same period in 2019, due to a 15% decrease in carload/unit volumes and a 9% decrease in revenue per carload/unit. Utility coal volumes decreased as a result of low natural gas prices and warm weather. Frac sand and crude oil volumes decreased due to the declines in oil prices. For the three months ended September 30, 2020, revenue per carload/unit decreased due to mix, lower fuel surcharge, and the weakening of the Mexican peso against the U.S. dollar, partially offset by positive pricing impacts and longer length of haul. For the nine months ended September 30, 2020, revenue per carload/unit decreased due to mix, lower fuel surcharge, shorter average length of haul, and the weakening of the Mexican peso against the U.S. dollar, partially offset by positive pricing impacts.

Coal & Petroleum Coke 22%
Crude Oil 11%
Frac Sand 5%
Utility Coal 62%

Intermodal. Revenues decreased $11.4 million for the three months ended September 30, 2020, compared to the same period in 2019, due to a 13% decrease in revenue per carload/unit, partially offset by a 2% increase in carload/unit volumes. Revenue per carload/unit decreased due to mix, lower fuel surcharge, shorter average length of haul, and the weakening of the Mexican peso against the U.S. dollar. Volumes increased due to cross-border and domestic shipments driven by restocking of inventory, e-commerce and retail business, and tight trucking capacity.
Revenues decreased $31.7 million for the nine months ended September 30, 2020, compared to the same period in 2019, due to a 7% decrease in revenue per carload/unit, and a 5% decrease in carload/unit volumes. Revenue per carload/unit decreased due to mix, shorter average length of haul, and the weakening of the Mexican peso against the U.S. dollar. Volumes decreased primarily due to COVID-19 and auto plant shutdowns impacting cross-border traffic.
Automotive. Revenues decreased $16.3 million for the three months ended September 30, 2020, compared to the same period in 2019, due to an 18% decrease in carload/unit volumes and a 9% decreased in revenue per carload/unit. Volumes decreased due to lower overall automotive production in Mexico as a result of COVID-19. Revenue per carload/unit decreased due to the weakening of the Mexican peso against the U.S. dollar, lower fuel surcharge, and mix, partially offset by longer average length of haul and positive pricing impacts.

Revenues decreased $75.3 million for the nine months ended September 30, 2020, compared to the same period in 2019, due to a 36% decrease in carload/unit volumes due to auto plant shutdowns and lower overall automotive production in Mexico as a result of COVID-19 and a 5% decrease in revenue per carload/unit due to the weakening of the Mexican peso against the U.S. dollar, mix, and shorter average length of haul, partially offset by positive pricing impacts.

Operating Expenses
Operating expenses, as shown below (in millions), decreased $77.6 million and $287.7 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019, primarily due to lower fuel price and consumption, fewer headcount and hours worked, decreased restructuring charges, and savings related to PSR initiatives. The weakening of the Mexican peso against the U.S. dollar during the three and nine months ended September 30, 2020, resulted in reduced expense of approximately $11.0 million and $29.0 million, respectively, compared to the same periods in 2019, for expense transactions denominated in Mexican pesos. The average exchange rate of Mexican pesos per U.S. dollar was Ps.22.1 and Ps.21.8 for the three and nine months ended September 30, 2020, respectively, compared to Ps.19.4 and Ps.19.3 for the same periods in 2019.

	Three Months Ended
	September 30,		Change
	2020	2019	Dollars	Percent
Compensation and benefits	$117.4	$134.8	$(17.4)	(13%)
Purchased services	47.3	53.4	(6.1)	(11%)
Fuel	50.8	87.1	(36.3)	(42%)
Equipment costs	23.9	25.1	(1.2)	(5%)
Depreciation and amortization	89.2	86.5	2.7	3%
Materials and other	59.0	66.8	(7.8)	(12%)
Restructuring charges	0.5	12.0	(11.5)	(96%)
Total operating expenses	$388.1	$465.7	$(77.6)	(17%)

	Nine Months Ended
	September 30,		Change
	2020	2019	Dollars	Percent
Compensation and benefits	$354.6	$392.0	$(37.4)	(10%)
Purchased services	145.2	162.9	(17.7)	(11%)
Fuel	165.2	257.8	(92.6)	(36%)
Equipment costs	63.9	81.8	(17.9)	(22%)
Depreciation and amortization	267.9	262.7	5.2	2%
Materials and other	184.7	198.5	(13.8)	(7%)
Restructuring charges	17.0	130.5	(113.5)	(87%)
Total operating expenses	$1,198.5	$1,486.2	$(287.7)	(19%)
Compensation and benefits. Compensation and benefits decreased $17.4 million for the three months ended September 30, 2020, compared to the same period in 2019, due to a decrease in headcount and work hours of approximately $18.0 million caused by volume declines as a result of the ongoing COVID-19 pandemic, the continued application of PSR initiatives, and the voluntary separation program (“VSP”), the weakening of the Mexican peso against the U.S dollar of approximately $4.0 million and a decrease in incentive compensation of approximately $2.0 million, partially offset by wage inflation of approximately $4.0 million, and approximately $2.0 million of wages related to COVID-19 for employees that were symptomatic or quarantined.
Compensation and benefits decreased $37.4 million for the nine months ended September 30, 2020, compared to the same period in 2019, due to a decrease in headcount and work hours of approximately $43.0 million caused by volume declines as a result of COVID-19 and the continued application of PSR initiatives and the weakening of the Mexican peso against the U.S dollar of approximately $12.0 million, partially offset by wage inflation of approximately $13.0 million, approximately $4.0 million of wages related to COVID-19 and an increase in incentive compensation of approximately $1.0 million. Wages related to COVID-19 are paid to employees that were symptomatic, quarantined, or under a stay-at-home order per Mexican presidential decree for COVID-19.
Purchased services. Purchased services expense decreased $6.1 million for the three months ended September 30, 2020, compared to the same period in 2019, due to decreases in repairs and maintenance expense caused by COVID-19 related volume declines and the continued application of PSR initiatives of approximately $5.0 million and the weakening of the Mexican peso against the U.S. dollar of approximately $1.0 million.
Purchased services expense decreased $17.7 million for the nine months ended September 30, 2020, compared to the same period in 2019, due to decreases in repairs and maintenance and detour expense caused by COVID-19 related volume declines and the continued application of PSR initiatives of approximately $13.0 million, the weakening of the Mexican peso against the U.S. dollar of approximately $4.0 million, and savings from in-sourcing activities in 2019 related to PSR of approximately $2.0 million.
Fuel. Fuel decreased $36.3 million for the three months ended September 30, 2020, compared to the same period in 2019, due to lower diesel fuel prices of approximately $10.0 million and $8.0 million in the U.S. and Mexico, respectively, lower consumption of approximately $6.0 million and $4.0 million in the U.S. and Mexico, respectively, caused by volume declines as a result of the ongoing COVID-19 pandemic, the weakening of the Mexican peso against the U.S. dollar of approximately $4.0 million and increased efficiency of approximately $4.0 million.
Fuel decreased $92.6 million for the nine months ended September 30, 2020, compared to the same period in 2019, due to lower diesel fuel prices of approximately $26.0 million and $20.0 million in the U.S. and Mexico, respectively, lower consumption of approximately $17.0 million and $10.0 million in Mexico and the U.S., respectively, caused by volume declines as a result of the ongoing COVID-19 pandemic, increased efficiency of approximately $12.0 million and the weakening of the Mexican peso against the U.S. dollar of approximately $8.0 million. The average price per gallon was $1.78 and $1.95 for the three and nine months ended September 30, 2020, compared to $2.55 and $2.59, respectively, for the same periods in 2019.
Equipment costs. Equipment costs decreased $1.2 million for the three months ended September 30, 2020, compared to the same period in 2019, due to lower lease expense of approximately $4.0 million due to the termination of a locomotive lease during the first quarter of 2020, partially offset by higher car hire expense of approximately $3.0 million.
Equipment costs decreased $17.9 million for the nine months ended September 30, 2020, compared to the same period in 2019, due to lower lease expense of approximately $13.0 million due to the termination of locomotive leases during the second quarter of 2019 and the first quarter of 2020 and lower car hire expense of approximately $5.0 million primarily as a result of reduced cycle times due to PSR initiatives.
Depreciation and amortization. Depreciation and amortization expense increased $2.7 million and $5.2 million for the three and nine months ended September 30, 2020, compared to the same periods in 2019, due to a larger asset base, partially offset by lower depreciation as a result of PSR initiatives implemented during 2019.
Materials and other. Materials and other expense decreased $7.8 million for the three months ended September 30, 2020, compared to the same period in 2019, primarily due to lower employee expenses of approximately $5.0 million, lower derailments and casualty expense of approximately $4.0 million, lower property taxes of approximately $3.0 million, and the weakening of the Mexican peso against the U.S. dollar of approximately $2.0 million, partially offset by a one-time, vendor settlement of approximately $5.0 million in the third quarter of 2019.
Materials and other expense decreased $13.8 million for the nine months ended September 30, 2020, compared to the same period in 2019, primarily due to lower employee expenses of approximately $10.0 million, lower materials and supplies expense of approximately $5.0 million, the weakening of the Mexican peso against the U.S. dollar of approximately $5.0 million, and lower derailments and casualty expense of approximately $3.0 million, partially offset by an increase in personal injury expense of approximately $5.0 million and a one-time, vendor settlement of approximately $5.0 million in the third quarter of 2019.
Restructuring charges. During the three and nine months ended September 30, 2020, the Company recognized $0.5 million and $17.0 million, respectively, of restructuring charges. For the nine months ended September 30, 2020, the charges primarily related to the VSP of $9.2 million and the purchase of impaired, leased locomotives of $6.0 million. For the three months ended September 30, 2020, additional restructuring charges of approximately $0.5 million were recognized as part of the voluntary separation program.
For the three and nine months ended September 30, 2019, the Company recognized $12.0 million and $130.5 million, respectively, of restructuring charges related to the implementation of PSR initiatives, which included the impairment of certain locomotives and rail cars, planned activities for workforce reduction, and contract restructuring activities. Refer to Note 2, Restructuring Charges for more information.

Non-Operating Income and Expenses
Equity in net earnings (losses) of affiliates. For the three months ended September 30, 2020, equity in net earnings (losses) of affiliates decreased $3.4 million, compared to the same period in 2019, primarily due to a decrease in net earnings from the operations of Panama Canal Railway Company (“PCRC”) as a result of lower container volumes due to a bridge strike in late June 2020 that shutdown the railroad for approximately three months, and a decrease in net earnings from the operations of Ferrocarril y Terminal del Valle de Mexico, S.A de C.V. (“FTVM”) as a result of lower volumes.
For the nine months ended September 30, 2020, equity in net earnings (losses) of affiliates decreased $3.7 million, compared to the same period in 2019, primarily due to a decrease in net earnings from the operations of TFCM, S. de R.L de C.V. (“TCM”) due to increased tax expense and foreign exchange losses in the first quarter of 2020. In addition, equity in net earnings from the operations of Panama Canal Railway Company (“PCRC”) decreased as a result of lower container volumes due to a bridge strike in late June 2020 that shutdown the railroad for approximately three months. These decreases were partially offset by an increase in equity in net earnings from the operations of FTVM as a result of higher expenses recognized in 2019 related to the cancellation of Mexico City’s new international airport.
Interest expense. For the three months ended September 30, 2020, interest expense increased $11.6 million, compared to the same period in 2019, due to higher average debt balances. For the nine months ended September 30, 2020, interest expense increased $27.7 million, compared to the same period in 2019, due to higher average debt balances, partially offset by lower average interest rates. During the three and nine months ended September 30, 2020, the average debt balances (including commercial paper) were $3,815.0 million and $3,636.3 million, respectively, compared to $2,707.0 million and $2,709.4 million for the same periods in 2019. The average interest rates during the three and nine months ended September 30, 2020 were 4.1%, for both periods, compared to 4.1% and 4.2%, respectively, for the same periods in 2019.
Debt retirement costs. The Company did not incur debt retirement costs during 2020, or the third quarter of 2019. Debt retirement costs were $0.6 million for the nine months ended September 30, 2019, related to the write-off of previously capitalized debt issuance costs associated with the establishment of the new revolving credit facility in the first quarter of 2019.
Foreign exchange gain (loss). For the three and nine months ended September 30, 2020, foreign exchange gain was $7.7 million and a loss of $44.0 million, respectively, compared to a foreign exchange loss of $3.4 million and a gain of $9.5 million for the same periods in 2019. Foreign exchange gain (loss) includes the re-measurement and settlement of net monetary assets denominated in Mexican pesos and the gain (loss) on foreign currency derivative contracts. The significant fluctuation in foreign exchange gain (loss) is a result of depreciation in the Mexican peso against the U.S. dollar partially resulting from the increased market volatility driven by the global COVID-19 pandemic.
For the three and nine months ended September 30, 2020, the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos resulted in a foreign exchange gain of $1.0 million and a loss of $23.4 million, respectively, compared to a loss of $2.8 million and $0.8 million for the same periods in 2019.
The Company enters into foreign currency derivative contracts to hedge its net exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar. For the three and nine months ended September 30, 2020, the Company incurred a foreign exchange gain and loss on foreign currency derivative contracts of $6.7 million and $20.6 million, respectively, compared to a loss of $0.6 million and a gain of $10.3 million for the same periods in 2019.
Other income, net. Other income, net decreased $1.7 million for the three months ended September 30, 2020, compared to the same periods in 2019, due to a decrease in miscellaneous income. For the nine months ended September 30, 2020, other income, net remained flat, compared to the same period in 2019.
Income tax expense. Income tax expense decreased $25.7 million and $33.5 million for the three and nine months ended September 30, 2020, compared to the same periods in 2019, due to a lower effective tax rate. The decrease in the effective tax rate was primarily due to the issuance of final global intangible low-taxed income (“GILTI”) regulations that provide for a high-tax exception to the GILTI tax retroactive to 2018, and fluctuations in the foreign exchange rate. See the tax rates reconciliation below.
The Treasury Department issued final regulations in July 2020 that provide for a high-tax exception to the GILTI tax. Specifically, if foreign earnings are subject to a foreign tax rate of at least 90% of the U.S. tax rate, an election can be made to not treat the high-taxed earnings as GILTI income. The final regulations can apply retroactive to tax years beginning after December 31, 2017, and render the GILTI tax immaterial to the consolidated financial statements. The Company recognized a $14.5 million discrete tax benefit in the three and nine months ended September 30, 2020 for the reversal of 2018 and 2019 GILTI tax expense recognized in prior years’ consolidated financial statements. The Company also recognized a $4.2 million tax benefit in the three months ended September 30, 2020 for the reversal of GILTI tax expense recognized in the consolidated financial statements during the six months ended June 30, 2020.

The components of the effective tax rates for the three and nine months ended September 30, 2020, compared to the same periods in 2019, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Statutory rate in effect	21.0%	21.0%	21.0%	21.0%
Tax effect of:
Difference between U.S. and foreign tax rate	5.6%	6.2%	5.5%	6.1%
Global intangible low-taxed income (“GILTI”) tax, net	(7.8%)	1.4%	(2.5%)	0.9%
Mexican fuel excise tax credit, net (i)	—	(1.5%)	—	(1.5%)
State and local income tax provision, net	1.3%	1.0%	1.3%	1.0%
Foreign exchange (ii)	0.1%	0.9%	(2.0%)	1.4%
Other, net	0.1%	0.1%	(0.4%)	—
Effective tax rate	20.3%	29.1%	22.9%	28.9%

(i)	Not eligible for Mexican fuel excise tax credit for 2020. See discussion in the Mexico Tax Reform section below.

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

Mexico Tax Reform
In December 2019, the Mexican government enacted changes in the tax law effective January 1, 2020 (“Mexico 2020 Tax Reform”). Mexico 2020 Tax Reform excluded railroads from eligibility for the Mexican fuel excise tax credit. Mexico 2020 Tax Reform also included permanent changes to the Value Added Tax (“VAT”) Law, Income Tax Law and Federal Fiscal Code which, among other things, requires certain VAT withholding, limits the deduction of interest expense and certain payments to related parties in preferential tax regimes, adopts a general anti-avoidance rule, requires mandatory disclosure of reportable transactions beginning in 2021, and permanently eliminates universal compensation, which allowed Mexican taxpayers to offset recoverable tax balances against balances due for other federal taxes. Mexico 2020 Tax Reform did not have a material impact to the consolidated financial statements for the three and nine months ended September 30, 2020.

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
During the nine months ended September 30, 2020, the Company invested $286.4 million in capital expenditures. See the Capital Expenditures section for further details.
During the third quarter of 2020, the Company repurchased 662,451 shares of common stock for $117.0 million at an average price of $176.62 per share under the 2019 Program. During the nine months ended September 30, 2020, KCS repurchased 2,653,209 shares of common stock for $411.2 million under the 2019 Program, which includes shares delivered to settle the Company’s accelerated share repurchase (“ASR”) agreements entered into in November 2019. Subsequent to the balance sheet date and through October 15, 2020, KCS repurchased 180,256 shares of common stock for $33.0 million at an average price of $183.07 per share under a Rule 10b5-1 trading plan. Since inception of the 2019 Program and including the Rule 10b5-1 repurchases made in October, KCS has repurchased 5,856,225 shares of common stock for $911.7 million at an average price of $155.69 per share. Management’s assessment of market conditions, available liquidity and other factors will determine the timing and volume of any future repurchases. Refer to Note 10, Share Repurchases, for additional information on the Company’s common share repurchase program and ASR agreements.
During the third quarter of 2020, the Company repurchased 3,961 shares of its $25 par preferred stock for $0.1 million at an average price of $28.97 per share. The excess of repurchase price over par value is allocated between paid-in-capital and retained earnings.
During the nine months ended September 30, 2020, the Company’s Board of Directors declared a quarterly cash dividend on its common stock of $0.40 per share (total of $113.6 million). Subject to the discretion of the Board of Directors, capital availability and a determination that cash dividends continue to be in the best interest of its stockholders, the Company intends to pay a quarterly dividend on an ongoing basis.
On April 22, 2020, the Company issued $550.0 million principal amount of senior unsecured notes due May 1, 2050, which bear interest semiannually at a fixed annual rate of 3.50% (the “3.50% Notes”). The Company intends to use the net proceeds from the offering for general corporate purposes, including to repurchase shares of the Company’s common stock. Subsequent to this filing, the Company intends to enter into ASR agreements under the 2019 Program for the repurchase of approximately $500.0 million of its outstanding shares of common stock.
At September 30, 2020, the Company had $444.7 million principal amount outstanding of 3.00% senior notes that mature May 15, 2023 (the “3.00% Notes”). The Company has the intention and ability to refinance the 3.00% Notes into a new long-term debt instrument prior to maturity. The Company has executed treasury lock agreements to hedge the U.S. Treasury benchmark interest rate associated with any future interest payments related to the anticipated refinancing of the 3.00% Notes. See Note 7, Derivative Instruments for further discussion of the treasury lock agreements.
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
On September 30, 2020, total available liquidity (the cash balance plus revolving credit facility availability) was $1,246.0 million, compared to availability at December 31, 2019 of $748.8 million. This increase was due to higher cash balances as a result of the issuance of the 3.50% Notes, partially offset by share repurchases during 2020.
As of September 30, 2020, the total cash and cash equivalents held outside of the U.S. in foreign subsidiaries was $27.6 million, after repatriating $162.4 million during 2020. The Company expects that this cash will be available to fund operations without incurring significant additional income taxes.
Mexico 2020 Tax Reform permanently eliminated universal compensation that allowed Mexican taxpayers to offset recoverable tax balances against balances due for other federal taxes. The elimination of universal compensation could negatively impact the timing of KCSM’s cash flow by up to $50.0 million in 2020 while awaiting refunds of value added tax from the Mexican government.

Cash Flow Information
Summary cash flow data follows (in millions):

	Nine Months Ended
	September 30,
	2020	2019
Cash flows provided by (used for):
Operating activities	$819.9	$858.8
Investing activities	(413.2)	(540.3)
Financing activities	96.1	(356.6)
Effect of exchange rate changes on cash	(5.6)	(0.8)
Net increase (decrease) in cash and cash equivalents	497.2	(38.9)
Cash and cash equivalents beginning of year	148.8	100.5
Cash and cash equivalents end of period	$646.0	$61.6
Cash flows from operating activities decreased $38.9 million for the nine months ended September 30, 2020, compared to the same period in 2019, primarily due to increased cash paid to settle foreign currency derivative instruments and an increase in advance Mexican income tax payments.
Net cash used for investing activities decreased $127.1 million for the nine months ended September 30, 2020, compared to the same period in 2019, due to a decrease in capital expenditures of $166.6 million, partially offset by an increase in the purchase or replacement of assets under existing operating leases of $39.6 million.
Net cash provided by financing activities increased $452.7 million for the nine months ended September 30, 2020, compared to the same period in 2019, primarily due to net proceeds from the issuance of long-term debt of $545.6 million during the second quarter of 2020, partially offset by an increase in shares repurchased of $80.4 million.

Capital Expenditures
KCS has funded, and expects to continue to fund capital expenditures with operating cash flows and short and long-term debt.
The following table summarizes capital expenditures by type (in millions):

	Nine Months Ended
	September 30,
	2020	2019
Roadway capital program	$170.3	$185.6
Locomotives and freight cars	32.1	173.9
Capacity	40.2	64.5
Information technology	30.6	22.6
Positive train control	10.8	12.4
Other	2.4	5.5
Total capital expenditures (accrual basis)	286.4	464.5
Change in capital accruals	15.2	3.7
Total cash capital expenditures	$301.6	$468.2

Total cash purchase or replacement of assets under operating leases	$78.2	$38.6
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
KCSM Servicios, S.A. de C.V. (“KCSM Servicios”), a wholly owned subsidiary of KCS, provides employee services to KCSM, and KCSM pays KCSM Servicios market-based rates for these services. KCSM Servicios union employees are covered by one labor agreement, which was signed on April 16, 2012, between KCSM Servicios and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (“Mexican Railroad Union”), and which remains in effect during the period of the Concession, for the purpose of regulating the relationship between the parties. Over 75% of KCSM Servicios employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other benefits are subject to negotiation every two years. The parties finalized negotiations over compensation terms and benefits that will apply until June 30, 2021, along with other terms.
Union labor negotiations have not historically resulted in any strike, boycott, or other disruption in the Company’s business operations.

Supplemental Guarantor Financial Information
The following is a description of the terms and conditions of the guarantees with respect to senior notes for which KCS is an issuer or provides full and unconditional guarantee.

Note Guarantees
As of September 30, 2020, KCS had outstanding $3,736.2 million principal amount of senior notes due through 2069. The Kansas City Southern Railway Company (“KCSR”) had outstanding $2.7 million principal amount of senior notes due through 2045 (together, the “Senior Notes”). The senior notes for which KCS is the issuer are unconditionally guaranteed, jointly and severally, on an unsecured senior basis, by each of KCS’s current and future domestic consolidated subsidiaries that from time to time guarantees certain of KCS’s credit agreements, or any other debt of KCS, or any of KCS’s significant subsidiaries that is a guarantor (each, a “Guarantor Subsidiary,” and collectively, the “Guarantor Subsidiaries”). In addition, the senior notes for which KCSR is the issuer are unconditionally guaranteed, jointly and severally, on an unsecured senior basis, by KCS and each of its current and future domestic consolidated subsidiaries that from time to time guarantees KCSR’s credit agreement, or any other debt of KCSR or any of KCSR’s significant subsidiaries that is a Guarantor Subsidiary. The obligations of each Guarantor Subsidiary under its note guarantee are limited as necessary to prevent such note guarantee from constituting a fraudulent conveyance under applicable law. A guarantee of the Senior Notes by KCS or a Guarantor Subsidiary is subject to release in the following circumstances: (i) the sale, disposition, exchange or other transfer (including through merger, consolidation, amalgamation or otherwise) of the capital stock of the Guarantor Subsidiary made in a manner not in violation of the indenture; (ii) the designation of the subsidiary as an “Unrestricted Subsidiary” under the indenture; (iii) the legal defeasance or covenant defeasance of the Senior Notes in accordance with the terms of the indenture; or (iv) the Guarantor Subsidiary ceasing to be KCS’s subsidiary as a result of any foreclosure of any pledge or security interest securing KCS’s Revolving Credit Facility or other exercise of remedies in respect thereof.
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

Summarized Financial Information

Income Statements	KCS and Guarantor Subsidiaries
	Nine Months Ended	Twelve Months Ended
	September 30, 2020	December 31, 2019
Revenues	$1,009.8	$1,472.0
Operating expenses	624.6	1,068.5
Operating income	385.2	403.5
Income before income taxes	276.3	291.7
Net income	247.2	235.0

Balance Sheets	KCS and Guarantor Subsidiaries
	September 30, 2020	December 31, 2019
Assets:
Current assets	$795.1	$332.9
Property and equipment (including concession assets), net	4,737.1	4,596.3
Other non-current assets	92.6	156.9

Liabilities and equity:
Current liabilities	$330.6	$313.5
Non-current liabilities	4,814.6	4,267.7
Noncontrolling interest	325.8	323.4

Excluded from current assets in the table above are $183.7 million and $95.2 million of current intercompany receivables due to KCS and the Guarantor Subsidiaries from the Non-Guarantor Subsidiaries as of September 30, 2020 and December 31, 2019, respectively. Excluded from current liabilities in the table above are $189.8 million and $55.0 million of current intercompany payables due to the Non-Guarantor Subsidiaries from KCS and the Guarantor Subsidiaries as of September 30, 2020 and December 31, 2019, respectively.
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
(a) Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal quarter ended September 30, 2020, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at a reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
For information related to the Company’s legal proceedings, see Note 12, Commitments and Contingencies, under Part I, Item 1 of this quarterly report on Form 10-Q.

Item 1A.	Risk Factors
Except as set forth below, during the quarter ended September 30, 2020, there were no material changes to the Risk Factors disclosed in Item 1A - “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Public health threats or outbreaks of communicable diseases could have a material adverse effect on the Company’s operations and financial results.
The Company may face risks related to public health threats or outbreaks of communicable diseases. A widespread healthcare crisis, such as an outbreak of a communicable disease could adversely affect the global economy and the Company’s and its business partners’ ability to conduct business in the U.S. and Mexico for an indefinite period of time. The novel Coronavirus (“COVID-19”), which has been declared a pandemic, has spread to multiple global regions, including the U.S. and Mexico, and has negatively impacted the global economy, disrupted financial markets and international trade, resulted in increased unemployment levels and significantly impacted global supply chains, all of which negatively impacted the rail transportation industry and the Company’s business. In an effort to halt the outbreak of COVID-19, both the U.S. and Mexico have implemented various measures, including but not limited to, voluntary and mandatory quarantines, stay-at-home orders, travel restrictions, border closings, limitations on gatherings of people, and extended closures of nonessential businesses. The implementation of these measures resulted in a decline in demand that had a material impact on the Company’s results of operations and financial condition during the third quarter of 2020. The Company’s revenues decreased by approximately 12% in the third quarter of 2020, as compared to the prior year, and approximately $4.0 million in additional expenses were incurred due to COVID-19 as part of the Company providing a safe and healthy work environment for KCS employees.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table presents stock repurchases during each month for the third quarter of 2020:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be purchased under the Plans or Programs (2)
Common stock
July 1-31, 2020	165,856	$155.75	165,856	$1,212,438,109
August 1-31, 2020	246,551	$182.89	246,551	$1,167,346,439
September 1-30, 2020	250,044	$184.27	250,044	$1,121,270,673
Total	662,451		662,451
$25 Par preferred stock
July 1-31, 2020	1,280	$29.51	—	—
August 1-31, 2020	2,681	$28.71	—	—
September 1-30, 2020	—	—	—	—
Total	3,961		—

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

* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on October 16, 2020.

Kansas City Southern

/s/ MICHAEL W. UPCHURCH
Michael W. Upchurch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ SUZANNE M. GRAFTON
Suzanne M. Grafton
Vice President and Chief Accounting Officer
(Principal Accounting Officer)