Form 10-K
period 2020-12-31
KANSAS CITY SOUTHERN
filed 2021-01-29
CIK 54480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Large Accelerated Filer  ☒ Accelerated filer  ☐ Non-accelerated filer  ☐   Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
The aggregate market value of common stock held by non-affiliates of the registrant was $14.01 billion as of June 30, 2020. There were 90,847,847 shares of $.01 par common stock outstanding as of January 22, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Kansas City Southern’s Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders which will be filed no later than 120 days after December 31, 2020, is incorporated by reference in Part III.

KANSAS CITY SOUTHERN
2020 FORM 10-K ANNUAL REPORT

Item 1.Business
COMPANY OVERVIEW
Kansas City Southern, a Delaware corporation, is a holding company with domestic and international rail operations in North America that are strategically focused on the growing north/south freight corridor connecting key commercial and industrial markets in the central United States (“U.S.”) with major industrial cities in Mexico. As used herein, “KCS” or the “Company” may refer to Kansas City Southern or, as the context requires, to one or more subsidiaries of Kansas City Southern.
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
The Company wholly owns Mexrail which, in turn, wholly owns The Texas Mexican Railway Company (“Tex-Mex”). Tex-Mex owns a 160-mile rail line extending from Laredo, Texas to the port city of Corpus Christi, Texas, which connects the operations of KCSR with KCSM.
The KCS coordinated rail network (KCSR, KCSM and Tex-Mex, including trackage rights) comprises approximately 7,100 route miles extending from the midwest and southeast portions of the United States south into Mexico and connects with all other Class I railroads, providing shippers with an effective alternative to other railroad routes and giving direct access to Mexico and the southeast and southwest United States through alternate interchange hubs.
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
Other subsidiaries and affiliates of KCS include the following:
•KCSM Servicios, S.A. de C.V. (“KCSM Servicios”), a wholly-owned and consolidated subsidiary that provides employee services to KCSM;
•Meridian Speedway, LLC (“MSLLC”), a seventy percent-owned consolidated affiliate that owns the former KCSR rail line between Meridian, Mississippi and Shreveport, Louisiana, which is the portion of the rail line between Dallas, Texas and Meridian known as the “Meridian Speedway.” Norfolk Southern Corporation, through its wholly-owned subsidiary, The Alabama Great Southern Railroad Company, owns the remaining thirty percent of MSLLC;
•TFCM, S. de R.L. de C.V. (“TCM”), a forty-five percent-owned unconsolidated affiliate that operates a bulk liquid terminal in San Luis Potosí, Mexico;
•Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”), a twenty-five percent-owned unconsolidated affiliate that provides railroad services as well as ancillary services in the greater Mexico City area; and

•PTC-220, LLC (“PTC-220”), a fourteen percent-owned unconsolidated affiliate that holds the licenses to large blocks of radio spectrum and other assets for Positive Train Control (“PTC”). See Government Regulation section for further information regarding PTC.
MARKETS SERVED

2020 Revenues Business Mix
Chemical and petroleum. This commodity group includes products such as chemicals, plastics, petroleum, liquefied petroleum gas, and petroleum refined products, such as gasoline and diesel. KCS transports these products across its network and through interchanges with other rail carriers. Refined fuels and liquefied petroleum gas groups of commodities supply Mexican demand. The chemical and plastic products are used in the automotive, housing and packaging industries as well as in general manufacturing. KCS hauls petroleum products across its network and as U.S. petroleum refineries have continued to increase their refining capacity, they have coordinated with KCS to develop additional long-term storage opportunities that complement a fluid freight railroad operation.

Automotive
7%
Other
5%
Intermodal
12%
Chemical &
Petroleum
29%
Energy
7%
Agriculture &
Minerals
19%
Industrial &
Consumer Products
21%

Industrial and consumer products. This commodity group includes forest products as well as metals and scrap. Forest products consist of shipments to and from paper and lumber mills in the southeast United States timber-producing region that KCS serves directly and indirectly through its various short-line connections. The United States is an important source of pulp paper and scrap paper for Mexico that ships by rail through KCS’s network. Metals and scrap consist of shipments of flat steel and long product as well as other minor moves of ores such as iron, zinc and copper. The majority of steel produced and metallic ore mined in Mexico are consumed within Mexico. Steel slab is used to make steel coils and plate-products that usually ship via rail. Higher-end finished products such as steel coils are used by Mexican manufacturers in automobiles, household appliances, the oil and gas industry, and other consumer goods that are imported from the United States through land borders and the seaports served by KCS’s rail network. KCS also transports steel coils, plates and pipe from U.S. and Mexican-based mini-mills to locations in the U.S. and Mexico for oil drilling, appliance and automotive applications. This commodity group also includes U.S. military transports, Mexico and U.S. domestic cement shipments and appliances manufactured in Mexico that are imported into the United States.
Agriculture and minerals. The agriculture and minerals commodity group consists primarily of grain and food products. Shipper demand for agriculture products is affected by competition among sources of grain and grain products, as well as price fluctuations in international markets for key commodities. In the United States, KCS’s rail lines receive and originate shipments of grain and grain products for delivery to feed mills and food and industrial consumers in the U.S. and Mexico. United States export grain shipments and Mexico import grain shipments include primarily corn, wheat, and soybeans. Food products consist mainly of soybean meal, grain meal, oils, distillers dried grains, corn syrup and sugar. Other shipments consist of a variety of products including ores, minerals, clay and glass used across North America.
Energy. The energy commodity group includes coal, frac sand, petroleum coke and crude oil. KCS hauls unit trains (trains transporting a single commodity from one source to one destination) of coal for electric generating plants in the central United States. The coal originates from the Powder River Basin in Wyoming and is interchanged to KCS at Kansas City, Missouri. Coal mined in the midwest United States is transported in non-unit trains to industrial consumers such as paper mills, steel mills, and cement companies. Frac sand originating primarily in Wisconsin, Illinois or Iowa is delivered to transloads located in northeast Texas, northern Louisiana and south Texas for distribution to gas and oil wells in the region. Frac sand business in Mexico is primarily for industrial purposes such as auto glass and bottle manufacturing. KCS’s shipments of frac sand to support the drilling industry have diminished over time as the use of in-basin frac sand has largely replaced frac sand originating in the upper Midwest. KCS transports petroleum coke from refineries in the United States to various industries in the U.S. and Mexico including export through the Pabtex terminal located in Port Arthur, TX. The majority of crude by rail business originates in Canada, with spot shipments coming from west Texas, and is delivered to U.S. Gulf Coast refineries and tank farms in Texas, Louisiana, and Alabama.
Intermodal. The intermodal freight sector consists primarily of hauling freight containers or truck trailers on behalf of steamship lines, motor carriers, and intermodal marketing companies with rail carriers serving as long-distance haulers. KCS serves and supports the U.S. and Mexican markets, as well as cross-border traffic between the U.S. and Mexico. In light of the importance of trade between Asia and North America, the Company believes the Port of Lazaro Cardenas continues to be a strategically beneficial location for ocean carriers, manufacturers and retailers. Equally important, foreign direct investment in Mexico has caused the KCS Mexico/U.S. cross border corridor to emerge as an increasingly important tool for freight flow. The Company also provides premium service to customers over its line from Dallas through the Meridian Speedway— a critical link in creating the most direct route between the southwest and southeast/northeast U.S.
Automotive. KCS provides rail transportation to every facet of the automotive industry supply chain, including automotive manufacturers, assembly plants and distribution centers throughout North America. In addition, KCS transports finished vehicles imported and exported to and from various countries through a distribution facility at the Port of Lazaro Cardenas.
GOVERNMENT REGULATION
The Company’s United States operations are subject to federal, state and local laws and regulations generally applicable to all businesses, subject to federal preemption under certain circumstances. Rail operations are also subject to the regulatory jurisdiction of the Surface Transportation Board (“STB”), the Federal Railroad Administration (“FRA”) and the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) of the U.S. Department of Transportation (“DOT”), the Occupational Safety and Health Administration (“OSHA”), as well as other federal and state regulatory agencies. The STB has jurisdiction over disputes and complaints involving certain rates and charges, routes and services, the sale or abandonment of rail lines, applications for line extensions and construction, and consolidation or merger with, or acquisition of control of, rail common carriers. DOT and OSHA each has jurisdiction under several federal statutes over a number of safety and health aspects of rail operations, including the transportation of hazardous materials. In 2008, the President of the United States signed the Rail Safety Improvement Act of 2008 into law, which, among other things, revised hours of service for train and certain other employees and mandated implementation of PTC at certain locations by the end of 2015. PTC is a technology designed to help prevent train-to-train collisions, overspeed derailments, incursions into rail work zones, and entry into main line track if a switch is misaligned at certain locations, including main line track where toxic inhalation hazard or poison inhalation hazard movements occur or where passenger operations occur. The Surface Transportation Extension Act of 2015 amended the PTC deadline set by the Rail Safety Improvement Act of 2008 to require implementation of PTC by the end of 2018, and then further extended to December 31, 2020. By the end of 2018, the Company implemented PTC on all required sections of its rail network, locomotives and wayside assets. The Company completed interoperability with the required Class I freight railroads and Amtrak in June 2020 in compliance with the December 31, 2020 deadline. The implementation of PTC increased operating costs, and the number of employees the Company employs, and has required significant investments in new safety technology. The Company will continue to make investments in new safety technology.
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
Primary regulatory oversight of the Company’s Mexican operations is provided by the Mexican Agencia Reguladora del Transporte Ferroviario (“Regulatory Agency of Rail Transportation” or “ARTF”). The ARTF establishes regulations concerning railway safety and operations, and is responsible for resolving disputes between railways and customers. KCSM must register its maximum rates with the ARTF and make regular reports to the ARTF and the Secretaría de Comunicaciones y Transportes (“Secretary of Communications and Transportation” or “SCT”). KCSM must provide reports on investments, traffic volumes, theft and vandalism on the general right of way, customer complaints, fuel consumption, number of locomotives, railcars and employees, and activities around maintenance of way, sidings and spurs, among other financial information and reports. The Company may freely set rates on a non-discriminatory basis up to the maximum rates registered with the ARTF. At any time, the ARTF may request additional information regarding the determination of such rates and may issue recommendations with respect to proposed rate increases. If the ARTF or another party considers there to be no effective competition, they may request an opinion from the Comisión Federal de Competencia Económica (“Mexican Antitrust Commission” or “COFECE”) regarding market conditions. If the COFECE determines that there is no effective competition for particular movements, the ARTF could set rates for those movements or grant limited trackage rights to another railroad while the condition of no effective competition remains.
KCSM holds a Concession from the Mexican government until June 2047 (exclusively through 2027, subject to certain trackage and haulage rights granted to other concessionaires), which is renewable under certain conditions for additional periods of up to 50 years. The Concession authorizes KCSM to provide freight transportation services over north-east rail lines, which are a primary commercial corridor of the Mexican railroad system. KCSM is required to provide freight railroad services to all users on a fair and non-discriminatory basis and in accordance with efficiency and safety standards approved periodically by the Mexican government. KCSM has the right to use, but does not own, all track and buildings that are necessary for the rail lines’ operation. KCSM is obligated to maintain the right of way, track structure, buildings and related maintenance facilities to the operational standards specified in the Concession agreement and to return the assets in that condition at the end of the Concession period. During the remainder of the Concession period, KCSM is required to pay the Mexican government an annual concession duty equal to 1.25% of gross revenues. The ARTF may request information to verify KCSM´s compliance with the Concession and any applicable regulatory framework.
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
Government regulations are further discussed within Item 7, Management’s Discussion and Analysis of Financial Information and Results of Operations — Mexico Regulatory and Legal Updates.
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
The Company’s security activities range from periodically providing security awareness updates to KCS employees and including safety and security information on the Company’s internet website (which can be found under the “Corporate Responsibility” tab at www.kcsouthern.com) to its ongoing implementation of security plans for rail facilities in areas labeled by the DHS as High Threat Urban Areas (“HTUAs”). The Company’s other activities to bolster security against terrorism include, but are not limited to, the following:
•Conferring regularly with other railroads’ security personnel and with industry experts on security issues;
•Routing shipments of certain chemicals, which might be toxic if inhaled, pursuant to federal regulations;
•Initiating a series of over 20 voluntary action items agreed to between AAR and DHS as enhancing security in the rail industry;
•Conducting constant and targeted security training as part of the scheduled training for operating employees and managers;
•Developing smartphone applications to ensure immediate information, live video and pictures from security supervisors and protection assets pertaining to potential operational risks;
•Developing a multi-layered security model using high-speed digital imaging, system velocity and covert and overt security filters to mitigate the risk of illicit activity;
•Measuring key security metrics to ensure positive risk mitigation and product integrity trends;
•Performing constant due diligence with the existing security model and by benchmarking rail security, including cyber security, on a world-wide basis to monitor threat streams related to rail incidents;
•Implementing a Tactical Intelligence Center by KCSM, which provides constant training with core members in new technology helping to prevent, detect, deter, deny and respond to potentially illicit activities; and
•Deploying an array of non-intrusive technologies including, but not limited to, digital video surveillance and analytics as part of an intelligent video security solution, including a closed circuit television platform with geo-fencing for intrusion detection, to allow for remote viewing access to monitor ports of entry, intermodal and rail yards.

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
COLLECTIVE BARGAINING
Approximately 70% of KCSR employees are covered by collective bargaining agreements. These agreements do not have expiration dates, but rather remain in place until modified by subsequent agreements. KCSR participates in industry-wide multi-employer bargaining as a member of the National Carriers’ Conference Committee (the “NCCC”), as well as local bargaining for agreements that are limited to KCSR's property. Multi-employer agreements are subject to a procedure that allows requests for changes to be served every five years. Long-term agreements were reached voluntarily or through the arbitration process during 2017 and 2018 covering all of the participating unions. The terms of these agreements will remain in effect until new agreements are reached in the next bargaining round. In November 2019, KCSR and its unions commenced negotiations in connection with the 2020 bargaining round.
KCSM Servicios union employees are covered by one labor agreement, which was signed on April 16, 2012, between KCSM Servicios and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (“Mexican Railroad Union”), and which remains in effect during the period of the Concession, for the purpose of regulating the relationship between the parties. Approximately 79% of KCSM Servicios employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other benefits are subject to negotiation every two years. The parties finalized negotiations over compensation terms and benefits that will apply until June 30, 2021, along with other terms.
Union labor negotiations have not historically resulted in any strike, boycott or other disruption in the Company’s business operations.
INFORMATION ABOUT EXECUTIVE OFFICERS
All executive officers are elected annually and serve at the discretion of the Board of Directors. All of the executive officers have employment agreements with KCS and/or its subsidiaries.
Patrick J. Ottensmeyer — President and Chief Executive Officer— 63 — Served in this capacity since July 1, 2016. Mr. Ottensmeyer has been a director of KCS since July 1, 2016 and served as President of KCS since March 1, 2015. He served as Executive Vice President Sales and Marketing of KCS from October 16, 2008 through March 1, 2015. Mr. Ottensmeyer joined KCS in May 2006 as Executive Vice President and Chief Financial Officer.
Warren K. Erdman — Executive Vice President — Administration and Corporate Affairs — 62 — Served in this capacity since April 2010. Mr. Erdman served as Executive Vice President — Corporate Affairs from October 2007 until April 2010. He served as Senior Vice President — Corporate Affairs of KCS and KCSR from January 2006 to September 2007. Mr. Erdman served as Vice President — Corporate Affairs of KCS from April 15, 1997 to December 31, 2005 and as Vice President — Corporate Affairs of KCSR from May 1997 to December 31, 2005. Prior to joining KCS, Mr. Erdman served as Chief of Staff to United States Senator Kit Bond of Missouri from 1987 to 1997.

Brian D. Hancock — Executive Vice President and Chief Innovation Officer — 55 — Served in this capacity since October 1, 2018. Mr. Hancock served as Executive Vice President and Chief Marketing Officer from August 2015 until September 2018. Prior to joining KCS, Mr. Hancock served as Senior Vice President of Supply Chain for Family Dollar Stores, Inc., a variety store chain, from 2013 to July 2015. From 2011 to 2013, Mr. Hancock served as President – North America for The Martin – Brower Company, L.L.C. From 2005 to 2011, he served as Vice President – Global Supply Chain for Whirlpool Corporation.
Jeffrey M. Songer — Executive Vice President and Chief Operating Officer — 51 — Served in this capacity since March 2016. Mr. Songer served as Senior Vice President Engineering and Chief Transportation Officer of the Company from August 2014 to February 2016 and as Vice President and Chief Engineer for KCSR from June 2012 to July 2014. Prior to serving as KCSR’s Vice President and Chief Engineer, Mr. Songer served as Assistant Vice President — Engineering and Planning from March 2011 to June 2012, and as its General Director — Planning, Scheduling & Administration from January 2007 to March 2011.
Michael W. Upchurch — Executive Vice President and Chief Financial Officer — 60 — Served in this capacity since October 16, 2008. Mr. Upchurch joined KCS in March 2008 as Senior Vice President Purchasing and Financial Management. From 1990 through September 2006, Mr. Upchurch served in various senior financial leadership positions at Sprint Corporation, a telecommunications company, including Senior Vice President Financial Operations, Senior Vice President Finance Sprint Business Solutions and Senior Vice President Finance Long Distance Division.
Oscar Augusto Del Cueto Cuevas — President, General Manager and Executive Representative — KCSM — 54 — Served in this capacity since August 1, 2020. Mr. Del Cueto previously served as KCSM Servicios Vice President and General Director from November 2018 to July 2020 and as KCSM Servicios Vice President-Operations from January 2013 to October 2018. Mr. Del Cueto joined KCSM in 2006 and held various leadership positions prior to 2013. He has nearly 30 years of railway industry experience, working in institutional relations, communication, operations, planning and logistics.
Lora S. Cheatum — Senior Vice President — Human Resources — 64 — Served in this capacity since joining KCS in October 2014. Ms. Cheatum previously served as Senior Vice President Global Human Resources of Layne Christensen Company, a global water management, construction, and drilling company, from 2012 to October 2014. From 2010 to 2012, she served as Director — Field Operations at Fitness Together Holdings, Inc. Ms. Cheatum spent nine years with Kansas City Power & Light, from 2001 to 2010, where she was Vice President of Procurement and previously as Vice President Human Resources.
Michael J. Naatz — Executive Vice President and Chief Marketing Officer — 55 — Served in this capacity since October 1, 2018. Mr. Naatz served as Senior Vice President Operations Support and Chief Information Officer from August 2014 until September 2018 and as Senior Vice President and Chief Information Officer of the Company from May 2012 to July 2014. Prior to joining KCS, Mr. Naatz served as President of USF Holland, a YRC Worldwide, Inc. (“YRCW”) company, a leading provider of transportation and global logistics services, from 2011 to May 2012. From 2010 to 2011, Mr. Naatz served as President and Chief Customer Officer - Customer Care Division at YRCW. From 2008 to 2010, he served as Executive Vice President and Chief Information & Service Officer at YRCW. From 2005 to 2007, he served as President — Enterprise Services Division at YRCW. From 1994 to 2005, he held various leadership positions with USF Corporation.
Suzanne M. Grafton — Vice President and Chief Accounting Officer — 45 — Served in this capacity since July 24, 2017. Ms. Grafton served as Vice President of Audit and Enterprise Risk Management of the Company from April 2016 to July 2017 and as Vice President of Accounting from May 2014 to March 2016. From September 2006 to May 2014, Ms. Grafton served in various accounting leadership positions at KCS.
Adam J. Godderz — Senior Vice President — Chief Legal Officer and Corporate Secretary — 46 — Served in this capacity since February 1, 2020. Mr. Godderz served as General Counsel and Corporate Secretary from January 2019 to January 2020 and as Associate General Counsel and Corporate Secretary of the Company from June 2018 to December 2018. From November 2015 to May 2018, he served as Vice President of Labor Relations and Corporate Secretary. From January 2013 to November 2015, Mr. Godderz served as Associate General Counsel and Corporate Secretary.  From September 2007 to January 2013, Mr. Godderz served as Associate General Counsel at KCS.

DESCRIPTION OF HUMAN CAPITAL RESOURCES
The employees of KCS are the Company’s greatest asset. KCS employees are the foundation of the Company’s success and keep the railroad moving every day, even during a global pandemic. The employees of KCS have a shared vision – to strive to be the fastest-growing, best-performing, most customer-focused transportation provider in North America.
A majority of the KCS workforce plays a critical role in the daily train operations and customer support. This portion of the workforce, including train crews, dispatchers, mechanical and engineering crews, field managers, and many others, cannot work from home. During the pandemic, these employees and freight rail transportation are part of what is deemed “critical infrastructure,” essential to the economy and the communities KCS serves.
As of December 31, 2020, the Company had approximately 6,522 employees, with 58% based in Mexico and 42% based in the U.S. In 2020, approximately 75% of KCS employees were represented by a collective bargaining agreement.
In managing the Company’s business, management focuses on a number of human capital measures and objectives rooted in the KCS Vision, Values and Culture (described further below, and as noted on the Company’s website at https://www.kcsouthern.com/en-us/about-us/overview/vision-values, which is not incorporated into this Form 10-K) and include the following:
•Employee Health & Safety - KCS is committed to operating in a safe, secure and responsible manner for the benefit of its employees, customers and the communities KCS serves in the U.S. and Mexico. See below for further discussion of employee health and safety as well as noted in the Company’s sustainability report at https://www.kcsouthern.com/corporate-responsibility/our-commitment/KCS-2019-Sustainability-Report.pdf (the sustainability report is not incorporated into this Form 10-K).
•Compensation and Benefits - KCS strives to offer competitive compensation, benefits and services that meets the needs of its employees including, short and long-term incentive packages, employee stock purchase plan, defined contribution plan, healthcare benefits, and wellness and employee assistance programs. Management monitors market compensation and benefits to be able to attract, retain, and promote employees and reduce turnover and its associated costs. In addition, KCS’s short and long-term incentive programs are aligned with the Company’s vision and key business objectives and are intended to motivate strong performance. KCS engages a nationally recognized outside consulting firm to objectively evaluate its compensation and benefits and benchmark them against industry peers and other similarly situated organizations.
For the year ended December 31, 2020, compensation and benefits expense totaled $476.5 million. See Item 7. Management’s Discussion and Analysis of Financial Condition and results of Operations for further discussion of compensation and benefits expense.

•Productivity Measures – KCS measures productivity of its workforce by analyzing its headcount compared to total gross ton miles, which is the number of miles moved by a train multiplied by the total weight of the freight cars.

	Years Ended
	December 31,
	2020	2019

Gross Ton Miles (GTM) (in millions) (a)	94,434	101,819
Average Employees - Total	6,655	7,069
Average Employees - Union	4,983	5,353
GTM's per Average Employee (in millions)	14.19	14.40

(a) Excludes Locomotive Gross Ton Miles

•KCS’s Vision, Values and Culture (“KCS Culture”) - The KCS Culture is critically important to KCS’s success and is a set of guidelines, beliefs and behaviors that help define KCS and create a foundation for growth and success. KCS’s strong culture and core values should allow KCS to fulfill its vision and continue to endure in times of stress. The KCS Culture helps guide how employees make decisions, treat each other and serve customers. All employees are responsible for upholding the KCS Culture and conformance with the KCS Culture statement is 25% of the annual performance appraisal process for all management employees. Management uses performance evaluations as a tool to help strengthen relationships with employees and KCS’s Culture.
Employee Health and Safety Overview
Management seeks to instill a culture valuing employee health and safety at KCS via training, education, initiatives, equipment and a strict adherence to applicable safety rules as further described below.
Operational safety
KCS is subject to federal, state, and local government regulations in the U.S. and Mexico with regard to safety. These regulations direct safety practices in the placement of rail cars carrying certain commodities in the train, routes, inspection of equipment and track, security procedures, equipment design and construction, speed restrictions, and work rules.
Management strives to instill a culture of safety, providing on-the-job training and classroom instruction to employees. Many positions, such as locomotive engineers and conductors, have extensive requirements for certification and licensing, as required by federal regulation. Certification-eligibility is based on a variety of factors, including prior safety conduct of the applicant, compliance with applicable regulations, knowledge of operating rules and performance testing. The Company offers certification and training programs to operations groups as business needs require. These training programs focus on operating rules, safety rules, and procedures required for specific tasks.
KCS’s operational testing program provides processes for ongoing validation and understanding of, and adherence to operating rules and procedures by employees, and allows management to identify, monitor and manage potential safety risks in the business. This training is designed to gauge employees’ knowledge of and compliance with KCS rules and procedures and determine the need for remedial training or guidance. Testing plans are developed based upon, among other things, a particular location’s risks, recent trends, injuries or accidents and prior operational test performance.
Safety technology
KCS uses advanced technologies to help employees enhance operational safety including the following:
•Advanced Inspection Equipment — KCS uses technology to monitor, in real-time, the approximately 7,100 route miles of track, bridges, and tunnels that KCS uses in its operations. KCS employees and contractors inspect railroad tracks using specialized equipment such as track geometry cars, ground-penetrating radar, and laser technology. Additionally, different types of wayside detectors are positioned along the rail network to monitor the condition of the wheels on passing trains. These specialized technologies alert railroads to potential defects and help enable KCS to schedule maintenance in a timely manner.

•PTC — Since 2008, KCSR has worked to implement PTC, the largest and most complex safety system in the history of the railroad industry. PTC is an advanced technology system designed to automatically stop a train before certain incidents occur and protect KCS’s employees, customers and communities along the network. The Company has invested $257.4 million in PTC since 2008. PTC aims to prevent the following:
◦Train-to-train collisions;
◦Derailments caused by excessive train speed;
◦Train movements through misaligned track switches;
◦Unauthorized train entry into work zones.
•Asset Health Strategic Initiative (“AHSI”) — AHSI is a multi-year rail industry program that applies information technology processes to help improve the safety and performance of freight cars and locomotives across North America. The program aims to help reduce mechanical service interruptions, improve the quality of railcar inspections, and increase rail yard and repair shop efficiencies by consolidating equipment information, including ownership information, repair and inspection history, and company recalls, among other things.
Health and Safety during COVID-19 pandemic
During the outbreak in March 2020 of the novel Coronavirus (“COVID-19”), which has been declared a pandemic, the U.S. and Mexico governments deemed rail transportation as “critical infrastructure” providing essential services during the global emergency. As a provider of critical infrastructure, Kansas City Southern has an obligation to keep employees working and freight operations moving. During this period, the Company strives to remain focused on protecting the health, safety, and well-being of its employees and the communities in which it operates while working to maintain the continuity of its business operations.
In response to the COVID-19 pandemic, KCS created a dedicated crisis team that implemented business continuity plans to help ensure the ongoing availability of its transportation services. KCS took a variety of health and safety measures, including separating dispatching and crew operations, implementing enhanced cleaning and hygiene protocols in its facilities and locomotives, implementing remote work policies where possible, performing temperature checks and requiring facial coverings. As a result, the Company did not experience significant COVID-19 related disruptions in its railroad operations during 2020. For the year ended December 31, 2020, the Company recognized approximately $10.0 million of expense related to COVID-19 for the protection of its employees and the continuity of business operations.
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
See Item 8, Financial Statements and Supplementary Data — Note 1, Description of the Business and Note 19, Geographic Information for more information on the description and general development of the Company’s business and financial information about geographic areas.

Item 1A.Risk Factors
Risks Related to KCS’s Operations and Business
Public health threats or outbreaks of communicable diseases could have a material adverse effect on the Company’s operations and financial results.
The Company may face risks related to public health threats or outbreaks of communicable diseases. A widespread healthcare crisis, such as an outbreak of a communicable disease could adversely affect the global economy and the Company’s and its business partners’ ability to conduct business in the U.S. and Mexico for an indefinite period of time. COVID-19 has spread to multiple global regions, including the U.S. and Mexico, and has negatively impacted the global economy, disrupted financial markets and international trade, resulted in increased unemployment levels and significantly impacted global supply chains, all of which negatively impacted the rail transportation industry and the Company’s business. In an effort to halt the outbreak of COVID-19, both in the U.S. and Mexico, local, state, and federal governments have implemented various measures, including but not limited to, voluntary and mandatory quarantines, stay-at-home orders, travel restrictions, border closings, limitations on gatherings of people, and extended closures of nonessential businesses. The implementation of these measures resulted in a decline in demand that had a material impact on the Company’s results of operations and financial condition during the year ended December 31, 2020. The Company’s revenues decreased by approximately 8% during 2020, as compared to the prior year, and approximately $10.0 million in additional expenses were incurred due to COVID-19 as part of the Company providing a safe and healthy work environment for KCS employees.
Although the Company has taken numerous measures to overcome the adverse impact derived from the COVID-19 outbreak and continued with the Company’s normal business activities, this pandemic could continue to materially impact revenues and profit. In addition, COVID-19 could:
•continue to impact customer demand of the Company’s transportation services;
•continue to cause the Company to experience an increase in costs as a result of the Company’s emergency measures, and delayed payments from customers;
•continue to cause delays and disruptions in the supply chain resulting in disruptions in the commercial operation dates of certain projects;
•continue to impact availability of qualified personnel; and
•cause other unpredictable events.
The situation surrounding COVID-19 remains fluid and for this reason, KCS cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity. The extent to which the COVID-19 pandemic may impact the Company’s business, operating results, financial condition, or liquidity will depend on future developments, including the duration of the outbreak, travel restrictions, business and workforce disruptions, and the effectiveness of actions taken to contain and treat the disease.
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
A key part of KCS’s growth strategy is based upon the conversion of truck traffic to rail. There can be no assurance the Company will succeed in its efforts to convert traffic from truck to rail transport or that the customers already converted will be retained. If the railroad industry in general is unable to preserve its competitive advantages vis-à-vis the trucking industry, revenue growth could be adversely affected. Additionally, revenue growth could be affected by, among other factors, an expansion in the availability, or an improvement in the quality, of the trucking services offered by carriers resulting from regulatory and administrative interpretations and implementation of certain provisions of current or future multinational trade agreements that are favorable to the trucking industry or unfavorable to the rail industry or KCS. Such actions may negatively impact KCS’s ability to grow its existing customer base and capture additional cargo transport market share because of competition from the shipping industry and other railroads.
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
Although KCS has a comprehensive cyber security program designed to protect and preserve the integrity of its information technology systems, KCS has experienced and expects to continue to experience cyber attacks of its IT systems or networks. However, none of these cyber attacks to date had a material impact on KCS’s operations or financial condition. While KCS devotes significant resources to network security, data encryption and other security measures to protect its systems and data, including its own proprietary information and the confidential and personally identifiable information of its customers, employees, and business partners, these measures cannot provide absolute security. The costs to eliminate or alleviate network security problems, bugs, viruses, ransomware, worms, malicious software programs and security vulnerabilities could be significant, and KCS’s efforts to address these problems may not be successful, resulting potentially in the theft, loss, destruction or corruption of information that KCS stores electronically, as well as unexpected interruptions, delays or cessation of service, any of which could cause harm to KCS’s business operations. Moreover, if a computer security breach or cyber attack affects KCS’s systems or results in the unauthorized release of proprietary or personally identifiable information, the Company’s reputation could be materially damaged, customer confidence could be diminished, and KCS’s operations could be impaired.
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
Severe weather or other natural disasters could result in significant business interruptions that impact KCS’s railroad operations and expenditures, and KCS’s insurance coverage may not be sufficient to cover damages to KCS or all of KCS’s liabilities.
The Company’s railroad operations may be affected by severe weather or other natural disasters. The Company operates in and along the Gulf of Mexico, and its facilities, equipment, and railroad infrastructure may be materially adversely affected by hurricanes, floods, fires, earthquakes and other extreme weather conditions in the regions where the Company operates, and this could also adversely affect the Company’s shipping, agricultural, chemical and other customers. Severe weather or other natural disasters could result in significant business interruption due to an increase in events such as train derailments or wash outs of track structure that could have a material adverse effect on KCS’s consolidated financial statements. Insurance to protect against loss of business and other related consequences resulting from these natural occurrences is subject to coverage limitations and may not be sufficient to cover all of KCS’s damages or damages to others. This insurance may not continue to be available at commercially reasonable rates. Even with insurance, if any natural occurrence leads to a catastrophic interruption of services, this could have a material adverse effect on KCS’s consolidated financial statements.
KCS’s business may be adversely affected by changes in general economic or other conditions.

KCS’s operations may be materially adversely affected by changes in the economic conditions of the industries and geographic areas that produce and consume the freight that KCS transports. The relative strength or weakness of the United States and Mexican economies affects the businesses served by KCS. A significant and sustained decrease in crude oil prices could adversely affect the transport of crude oil by rail to the U.S. Gulf region as well as negatively impact railroad volumes related to equipment and other materials that support crude oil production. For example, energy revenues have historically decreased when oil prices decline due to lower frac sand and crude oil volumes. Prolonged negative changes in domestic and global economic conditions may affect KCS, as well as the producers and consumers of the commodities that KCS transports and may have a material adverse effect on KCS’s consolidated financial statements.
The transportation industry is highly cyclical, generally tracking the cycles of the world economy. Although transportation markets are affected by general economic conditions, there are numerous specific factors within each particular market that may influence operating results. Some of KCS’s customers do business in industries that are highly cyclical, including the energy, automotive, housing and agriculture industries. Any downturn or change in government policy in these industries could have a material adverse effect on operating results. Also, some of the products transported have had a historical pattern of price cyclicality which has typically been influenced by the general economic environment and by industry capacity and demand. KCS cannot assure that prices and demand for these products will not decline in the future, adversely affecting those industries and, in turn, this could have a material adverse effect on the Company’s consolidated financial statements.
KCS may be subject to various claims and litigation that could have a material adverse effect on KCS’s consolidated financial statements.
The Company is exposed to the potential of various claims and litigation related to labor and employment, personal injury, commercial disputes, freight loss and other property damage, and other matters that arise in the normal course of business. The Company may experience material judgments or incur significant costs to defend existing and future lawsuits. Although the Company maintains insurance to cover some of these types of claims and establishes reserves when appropriate, final amounts determined to be due on any outstanding matters may exceed the Company’s insurance coverage or differ materially from the recorded reserves. Additionally, the Company could be impacted by adverse developments not currently reflected in the Company’s reserve estimates. The Company is also subject to job-related personal injury and occupational claims associated with the Federal Employer’s Liability Act (“FELA”), which is applicable only to railroads. FELA’s fault-based tort system produces results that are unpredictable and inconsistent as compared with a no-fault worker’s compensation system. The variability inherent in this system could result in actual costs being different from the liability recorded. Any material changes to litigation trends or a catastrophic rail accident or series of accidents involving any or all of property damage, personal injury, and environmental liability could have a material adverse effect on KCS’s consolidated financial statements.
A majority of KCS’s employees belong to labor unions. Strikes or work stoppages could adversely affect operations.
The Company is a party to collective bargaining agreements with various labor unions in the United States and Mexico. As of December 31, 2020, approximately 70% and 79% of KCSR and KCSM Servicios employees, respectively, were covered by labor contracts subject to collective bargaining. The Company may be subject to, among other things, strikes, work stoppages or work slowdowns as a result of disputes under these collective bargaining agreements and labor contracts or KCS’s potential inability to negotiate acceptable contracts with these unions. In the United States, because such agreements are generally negotiated on an industry-wide basis, determination of the terms and conditions of labor agreements have been and could continue to be beyond KCS’s control. KCS is, therefore, subject to terms and conditions in industry-wide labor agreements that could have a material adverse effect on its consolidated financial statements. In the United States and Mexico, KCS is seeking to modernize its collective bargaining agreements and benefit from technological advancements in the industry. If the unionized workers in the United States or Mexico were to engage in a strike, work stoppage or other slowdown; if other employees were to become unionized or if KCS and its unions were unable to agree on the terms and conditions in future labor agreements, KCS could experience a significant disruption of its operations and higher ongoing labor costs. Although the U.S. Railway Labor Act imposes restrictions on the right of United States railway workers to strike, there is no law in Mexico imposing similar restrictions on the right of railway workers in that country to strike. Additionally, labor law reform adopted by Mexico introduces uncertainty into the existing union structure in Mexico, which may affect the risk of disruption in KCSM’s operations.
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
Terrorist attacks and any government response thereto, and war or risk of war could have a material adverse effect on KCS’s consolidated financial statements. KCS is involved in the transport of hazardous materials, which could result in KCS’s rail lines, facilities, or equipment being direct targets or indirect casualties of acts of terror, which could cause significant business interruption and damage to KCS’s property. As a result, acts of terrorism or war or acts of crime or violence could result in increased costs and liabilities and decreased revenues for KCS. In addition, insurance premiums charged for some or all of the applicable coverage currently maintained by KCS could increase dramatically or certain coverage may not be adequate to cover losses or may not be available in the future.

Risks Related to Laws and Regulations
KCS U.S. and Mexico rail common carrier subsidiaries are required by United States and Mexican laws, respectively, to transport hazardous materials, which could expose KCS to significant costs and claims.
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
KCS rail subsidiaries are subject to legislation and regulation enacted by federal, state and local legislatures and agencies in the U.S. and Mexico with respect to commercial terms with its customers and railroad operations, including with respect to health, safety, labor, environmental and other areas. Government regulation of the railroad industry is a significant determinant of the competitiveness and profitability of railroads. Changes in legislation or regulation could have a negative impact on KCS’s ability to negotiate prices for rail services, could negatively affect competition among rail carriers, or could negatively impact operating practices, resulting in reduced efficiency, increased operating costs or increased capital investment, all of which could result in a material adverse effect on KCS’s consolidated financial statements.
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
Climate change could have a material adverse effect on KCS’s operations and KCS’s consolidated financial statements. Restrictions, caps, taxes, or other controls on emissions of greenhouse gases, including diesel exhaust, could significantly impact operations and increase operating costs. Restrictions on emissions could also affect KCS’s customers that use commodities that KCS transports to produce energy, use significant amounts of energy in producing or delivering the commodities KCS transports, or manufacture or produce goods that consume significant amounts of energy or burn fossil fuels, including coal-fired power plants, chemical producers, farmers and food producers, and automakers and other manufacturers. Significant cost increases, government regulation, or changes of consumer preferences for goods or services relating to alternative sources of energy or emissions reductions could materially affect the markets for the commodities KCS transports, which in turn could have a material adverse effect on KCS’s consolidated financial statements. Government incentives encouraging the use of alternative sources of energy could also affect certain customers and their respective markets for certain commodities KCS transports in an unpredictable manner that could alter traffic patterns, including, for example, the impacts of ethanol incentives on farming and ethanol producers. Moreover, increasing frequency, intensity and duration of extreme weather events such as flooding, storms and fires may result in substantial costs, including costs associated with KCS’s response during the event, KCS’s recovery from the event and preventive measures. Any of these factors, individually or in conjunction with one or more of the other aforementioned factors, or other unforeseen impacts of climate change could have a material adverse effect on KCS’s consolidated financial statements.
Risks Related to KCS’s Foreign Operations
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
KCS’s ownership of KCSM and operations in Mexico subject it to Mexican economic and political risks.
The Mexican government has exercised, and continues to exercise, significant influence over the Mexican economy. Accordingly, Mexican governmental actions concerning the economy and state-owned enterprises could have a significant impact on Mexican private sector entities in general and on KCSM’s operations in particular. For example, KCSM operations could be impacted with the introduction of new legislation or policies to regulate the railway industry, the energy market, or labor conditions. KCS cannot predict the impact that the political landscape, including multiparty rule, social unrest and civil disobedience, will have on the Mexican economy or KCSM’s operations. For example, from time to time, social unrest in Mexico has resulted in service interruptions on KCSM’s right of ways due to blockages from teachers’ protests. Furthermore, KCS’s consolidated financial statements and prospects may be adversely affected by currency fluctuations, inflation, interest rates, regulation, taxation and other political, social and economic developments in or affecting Mexico.
The social and political situation in Mexico could adversely affect the Mexican economy and KCSM’s operations, and changes in laws, public policies and government programs could be enacted, each of which could also have a material adverse effect on KCS’s consolidated financial statements.
The Mexican economy in the past has suffered balance of payment deficits and shortages in foreign exchange reserves. Although Mexico has imposed foreign exchange controls in the past, there are currently no exchange controls in Mexico. Any restrictive exchange control policy could adversely affect KCS’s ability to obtain U.S. dollars or to convert Mexican pesos into dollars for purposes of making payments. This could have a material adverse effect on KCS’s consolidated financial statements.

Downturns in the United States economy or in trade between the United States and Asia or Mexico and fluctuations in the peso-dollar exchange rates could have material adverse effects on KCS’s consolidated financial statements.
The level and timing of KCS’s Mexican business activity is heavily dependent upon the level of United States-Mexican trade and the effects of current or future multinational trade agreements on such trade. The Mexican operations depend on the United States and Mexican markets for the products KCSM transports, the relative position of Mexico and the United States in these markets at any given time, and tariffs or other barriers to trade. Failure to preserve trade provisions conducive to trade, or any other action imposing import duties or border taxes, could negatively impact KCS customers and the volume of rail shipments, and could have a material adverse effect on KCS’s consolidated financial statements.
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
Extreme volatility in the peso-dollar exchange rate may result in disruption of the international foreign exchange markets and may limit the ability to transfer or convert Mexican pesos into U.S. dollars. Although the Mexican government currently does not restrict, and for many years has not restricted, the right or ability of Mexican or foreign persons or entities to convert pesos into U.S. dollars or to transfer foreign currencies out of Mexico, the Mexican government could, as in the past, institute restrictive exchange rate policies that could limit the ability to transfer or convert pesos into U.S. dollars or other currencies for the purpose of making timely payments and meeting contractual commitments. Devaluation or depreciation of the peso against the U.S. dollar may also adversely affect U.S. dollar prices for KCS’s securities.
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
General Risk Factors
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
Due to the significant capital expenditures required to operate and maintain a safe and efficient railroad, the Company regularly obtains financing through the issuance of long-term debt instruments and commercial paper from time-to-time, as well as credit facilities provided by financial institutions. Significant, sustained instability or disruptions of the capital markets, including credit markets, or the deterioration of the Company’s financial condition due to internal or external factors, could restrict or prohibit access and could increase the cost of financing sources. A significant deterioration of the Company’s financial condition could also reduce credit ratings to below investment grade, limiting its access to external sources of capital, and increasing the costs of short and long-term debt financing, and could have a material adverse effect on KCS’s consolidated financial statements.

Item 1B.Unresolved Staff Comments
None.

Item 2.Properties
Track Configuration
The Kansas City Southern Railway Company (“KCSR”) operates over a railroad system consisting of approximately 3,300 route miles in ten states from the midwest and southeast portions of the United States south to the Mexican border, which includes approximately 640 miles of trackage rights that permit KCSR to operate its trains with its crews over other railroads’ tracks.
Kansas City Southern de México, S.A. de C.V. (“KCSM”) operates over a railroad system consisting of approximately 3,800 route miles. This includes approximately 3,300 route miles operated under its concession from the Mexican government (the “Concession”), and approximately 550 miles of trackage rights. Under the concession, KCSM does not own the land, roadway, or associated structures, but is provided the exclusive right to operate across these routes, while also requiring KCSM to make investments as described in a business plan filed every three years with the Mexican government. See Item 1A, Risk Factors — “KCSM’s Mexican Concession is subject to revocation or termination in certain circumstances which would prevent KCSM from operating its railroad and would have a material adverse effect on the Company’s consolidated financial statements.”

Kansas City Southern Rail Network

The Kansas City Southern Railway Company/Kansas City Southern de Mexico, S.A. de C.V.
Haulage and/or Marketing Agreements, Trackage Rights and Leased Lines
Intermodal Facility
Port
Gulf of Mexico
Lake Erie
NE
IA
IL
IN
OH
PA
MD
CO
KS
MO
KY
WV
VA
NC
TN
OK
AR
SC
MS
AL
GA
TX
LA
FL
Coah.
N.L.
Tamps.
Zac.
S.L.P.
Ags.
Gto.
Qro.
Hidalgo
Jal.
Mich.
Méx.
D.F.
Tlax.
Mor.
Pue.
Ver.
Gro.
Oax.
Chis.
Tab.
Camp.
Yuc.
Q. Roo.
Chicago
Omaha
Council Bluffs
Lincoln
Atchison
Topeka
Kansas City
Marshall
Clark
Mexico
Louisiana
Roodhouse
Jacksonville
Springfield
East St. Louis
Amsterdam
Pittsburg
Joplin
Neosho
Sallisaw
Fort Smith
Spiro
Heavener
Waldron
De Queen
Nashville
Hope
Ashdown
Texarkana
Sulphur Springs
Hughes Springs
Springhill
Jefferson
Minden
Sibley
Gibsland
Monroe
Redwood
Jackson
Vicksburg
Sebastopol
Metro
Alliance
Wylie
Dallas
Shreveport
Bayou Pierre
Joyce
Winnfield
Kraft
Natchitoches
Alexandria
DeRidder
Port Hudson
Brooklawn
Baton Rouge
Geismar
New Orleans
Beaumont
DeQuincy
West Lake
West Lake Charles
Rosenberg
Kendleton
Houston
Nederland
Port Arthur
Galveston
Victoria
Robstown
Corpus Christi
Corinth
Counce
Iuka
New Albany
Tupelo
Aberdeen
Artesia
Columbus
Brookwood
Birmingham
Tuscaloosa
Louisville
Meridian
Newton
Bay Springs
Hattiesburg
Waynesboro
Palmer
Mobile
Delisle
Gulfport
Laredo
Nuevo Laredo
Sanchez
Hebbronville
Salinas Victoria
Brownsville
Reynosa
Matamoros
Monterrey
Saltillo
Ramos Arizpe
Pedro C. Morales
Vanegas
Laguna Seca
Altamira
Tampico
San Luis Potosi
Ciudad Valles
Chicalote
Aguascalientes
Arellano
Escobedo
Silao
Guadalajara
Irapuato
Celaya
Queretaro
Viborillas
Ahorcado
Mariscala
Acambaro
Morelia
Ajuno
Uruapan
Lazaro Cardenas
Toluca
Lecheria
Mexico City
Puebla
Oriental
Xalapa
Santa Fe
Veracruz

Equipment Configuration
As of December 31, 2020 and 2019, KCS owned and leased the following units of equipment:

	2020			2019
	Owned	Leased	Total	Owned	Leased	Total (i)
Freight Cars:
Box cars	2,093	712	2,805	2,106	716	2,822
Hoppers (covered and open top)	4,883	865	5,748	4,998	1,073	6,071
Gondolas	2,423	1,180	3,603	2,424	1,179	3,603
Automotive	3,310	356	3,666	3,316	535	3,851
Flat cars (intermodal and other)	818	54	872	869	54	923
Tank cars	—	416	416	—	477	477
Total	13,527	3,583	17,110	13,713	4,034	17,747

Locomotives:
Freight	759	—	759	662	88	750
Switching	198	—	198	199	—	199
Total	957	—	957	861	88	949
(i) KCS has reclassified 1,273 cars from Flat cars (intermodal and other) to Gondolas, which consists of 252 owned and 1,021 leased cars.

Average Age (in Years) of Owned and Leased Locomotives:	2020	2019
Freight	16.5	15.5
Switching	46.9	45.8
All locomotives	22.9	21.9
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
Capital Expenditures
The Company’s cash capital expenditures for the two years ended December 31, 2020 and 2019, and planned 2021 capital expenditures are included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Expenditures. See also Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Capitalization, Depreciation and Amortization of Property and Equipment (including Concession Assets) regarding the Company’s policies and guidelines related to capital expenditures.

Item 3.Legal Proceedings
The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. For more information on legal proceedings, see Item 1A, Risk Factors — “KCS may be subject to various claims and litigation that could have a material adverse effect on KCS’s consolidated financial statements,” Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations  — Other Matters — Litigation, and Item 8, Financial Statements and Supplementary Data — Note 17, Commitments and Contingencies.

Item 4.Mine Safety Disclosures
Not applicable.

Part II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
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
Holders
There were 2,037 record holders of KCS common stock on January 22, 2021; however, the number of actual holders of KCS common stock is greater due to the practice of brokerage firms registering many shares for clients in the brokerage firm’s name.
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information about securities authorized for issuance under KCS’s equity compensation plans.

Performance Graph
The following graph shows the changes in value over the five years ended December 31, 2020, of an assumed investment of $100 in: (i) KCS’s common stock; (ii) the stocks that comprise the Dow Jones U.S. Industrial Transportation Index; and (iii) the stocks that comprise the S&P 500 Index. The table following the graph shows the value of those investments on December 31 for each of the years indicated. The values for the assumed investments depicted on the graph and in the table have been calculated assuming that any cash dividends are reinvested.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Among Kansas City Southern, the S&P 500 Index
and the Dow Jones U.S. Industrial Transportation Index

	2015	2016	2017	2018	2019	2020
Kansas City Southern	$100.00	$115.34	$145.04	$133.34	$216.47	$291.27
S&P 500 (1)	100.00	111.96	136.40	130.42	171.49	203.04
Dow Jones U.S. Industrial Transportation (2)	100.00	129.51	166.08	153.07	191.82	251.63
_____________________
(1)The S&P 500 is a registered trademark of Standard & Poor’s, a division of S&P Global, Inc. The S&P 500 Index reflects the weighted average market value for 500 companies whose shares are traded on the New York Stock Exchange, American Stock Exchange and the Nasdaq Stock Market.
(2)The Dow Jones U.S. Industrial Transportation Index is a registered trademark of S&P Dow Jones Indices LLC, a division of S&P Global, Inc.

Purchases of Equity Securities
On November 10, 2020, the Company announced that the Board of Directors approved a new common share repurchase program, pursuant to which up to $3.0 billion in shares of common stock could be repurchased through December 31, 2023 (the “2020 Program”). The 2020 Program replaced KCS’s $2.0 billion common share repurchase program announced on November 12, 2019 (the “2019 Program”), and eliminated the $588.3 million of remaining authorization under the 2019 Program.
During 2020, the Company entered into two accelerated share repurchase (“ASR”) agreements under the 2019 Program, and paid $500.0 million. The agreements were settled during January 2021. During 2020, KCS repurchased 143,343 shares of common stock for $27.0 million under the 2020 Program, and 5,207,633 shares of common stock for $869.2 million under the 2019 Program. Refer to Item 8, Financial Statements and Supplementary Data — Note 15, Stockholders’ Equity for additional detail on the Company’s common share repurchase program and ASR agreements.
During 2020, KCS repurchased 7,426 shares of $25 par preferred stock for $0.2 million at an average price of $29.58 per share. See Item 8, Financial Statements and Supplementary Data — Note 15, Stockholders’ Equity for additional information.
The following table presents stock repurchases during each month for the fourth quarter of 2020:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be purchased under the Plans or Programs
Common stock
October 1-31, 2020 (2)	2,554,424	$179.30	2,554,424	$588,271,423
November 1-30, 2020	143,343	$188.24	143,343	$2,973,017,537
December 1-31, 2020	—	—	—	$2,973,017,537
Total	2,697,767		2,697,767
$25 Par preferred stock
October 1-31, 2020	—	—	—	—
November 1-30, 2020	2,970	$30.72	—	—
December 1-31, 2020	—	—	—	—
Total	2,970		—

(1)	All $25 par preferred stock repurchases were made other than through a publicly disclosed plan or program. Repurchases of $25 par preferred stock were made through open market purchases and/or privately negotiated transactions.
(2)
On October 20, 2020, the Company paid $500.0 million under two ASR agreements and received an aggregate initial delivery of 2,374,168 shares. In January 2021, the ASR agreements were settled with the Company receiving 233,402 additional shares and a value of $75.0 million, which is not included in the number of shares or the average price paid per share in the table above. The average price paid per share upon completion of the ASR agreements was $191.75. See Item 8, Financial Statements and Supplementary Data — Note 15, Stockholders’ Equity for additional information.

Item 6.Selected Financial Data
The selected financial data below (in millions, except per share amounts) should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as the consolidated financial statements and the related notes.

	2020	2019	2018	2017	2016
Earnings From Continuing Operations
Revenues	$2,632.6	$2,866.0	$2,714.0	$2,582.9	$2,334.2
Operating expenses (i) (ii) (iii) (iv)	1,629.6	1,979.7	1,727.7	1,661.3	1,515.7
Operating income	$1,003.0	$886.3	$986.3	$921.6	$818.5
Net income (v) (vi) (vii) (viii)	$619.1	$540.8	$629.4	$963.9	$479.9
Earnings per common share:
Basic	$6.57	$5.42	$6.16	$9.18	$4.44
Diluted	6.54	5.40	6.13	9.16	4.43
Financial Position
Total assets (ix)	$9,964.0	$9,786.8	$9,469.8	$9,198.7	$8,817.5
Total long-term debt obligations, including current portion and short-term borrowings	3,770.8	3,246.0	2,689.4	2,619.4	2,478.2
Total stockholders’ equity	4,057.2	4,422.5	4,813.0	4,548.9	4,089.9
Total equity	4,383.6	4,745.9	5,132.7	4,865.4	4,404.5
Other Data Per Common Share
Cash dividends declared per common share	$1.64	$1.48	$1.44	$1.38	$1.32
_____________________
(i)During 2020, the Company recognized pre-tax expense of $13.6 million within operating expenses related to the write-off of software development costs.
(ii)During 2020 and 2019, the Company recognized pre-tax restructuring charges of $17.0 million and $168.8 million, respectively, within operating expenses related to the implementation of Precision Scheduled Railroading (“PSR”) initiatives as well as the voluntary separation program.
(iii)During 2018, the Company recognized a pre-tax gain of $17.9 million within operating expenses for insurance recoveries related to damage from Hurricane Harvey in 2017.
(iv)During 2018, 2017 and 2016, the Company recognized a pre-tax benefit of $37.7 million, $44.1 million and $62.8 million, respectively, within operating expenses related to a credit that was available for the excise tax included in the price of fuel that was purchased and consumed in locomotives and certain work equipment in Mexico. Effective January 1, 2019, the Company began recognizing the benefit as a reduction of income tax expense due to changes in Mexican tax law; and beginning April 30, 2019, railroads in Mexico are no longer eligible for the tax credit due to changes in Mexican tax regulations.
(v)During 2020, the Company recognized a $14.5 million tax benefit for the reversal of 2018 and 2019 global intangible low-taxed income (“GILTI”) tax expense recognized in prior years’ consolidated financial statements, as the result of final regulations issued by the Treasury Department that provide for a high-tax exception to the GILTI tax retroactive to 2018.
(vi)During 2019 and 2018, the Company recognized pre-tax debt retirement costs of $1.1 million and $2.2 million, respectively, related to debt retirement and restructuring activities that occurred during the periods.
(vii)During 2019, the Company recognized a $12.8 million net tax benefit related to the Mexican fuel excise tax credit generated through April 29, 2019, noted in (iv) above.
(viii)During 2017, the Company recognized a provisional $413.0 million net tax benefit, as a result of the Tax Cuts and Jobs Act (the “Tax Reform Act”), which was signed into law December 22, 2017. During 2018, the Company recognized a $20.9 million net tax benefit for adjustments to the provisional tax impacts of the Tax Reform Act recognized in 2017.
(ix)During the first quarter of 2019, the Company adopted ASU No. 2016-02, Leases, also known as Accounting Standard Codification (“ASC”) Topic 842. Prior to 2019, the Company accounted for leases under ASC Topic 840, Leases.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of Kansas City Southern’s results of operations, certain changes in its financial position, liquidity, capital structure and business developments for the years ended December 31, 2020 and 2019. This discussion should be read in conjunction with the included consolidated financial statements, the related notes, and other information included in this report.
CAUTIONARY INFORMATION
The discussions set forth in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, quarterly earnings calls, executive presentations, in the annual report to stockholders and in other filings with the Securities and Exchange Commission. Readers can usually identify these forward-looking statements by the use of such verbs as “may,” “will,” “should,” “likely,” “plans,” “projects,” “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. These statements involve a number of risks and uncertainties. Actual results could materially differ from those anticipated by such forward-looking statements. Such differences could be caused by a number of factors or combination of factors including, but not limited to, the factors identified below and those discussed under Item 1A, Risk Factors, of this Form 10-K. Readers are strongly encouraged to consider these factors and the following factors when evaluating any forward-looking statements concerning the Company:
•public health threats or outbreaks of communicable diseases, such as the ongoing COVID-19 pandemic and its impact on KCS’s business, suppliers, consumers, customers, employees and supply chains;
•transportation of hazardous materials;
•United States, Mexican and global economic, political and social conditions;
•the adverse impact of any termination or revocation by the Mexican government of Kansas City Southern de México, S.A. de C.V.’s (“KCSM”) Concession;
•changes in legislation and regulations or revisions of controlling authority;
•the effects of adverse general economic conditions affecting customer demand and the industries and geographic areas that produce and consume the commodities KCS carries;
•the effect of demand for KCS’s services exceeding network capacity or traffic congestion on operating efficiencies and service reliability;
•KCS’s reliance on agreements with other railroads and third parties to successfully implement its business strategy, operations and growth and expansion plans, including the strategy to convert customers from using trucking services to rail transportation services;
•the dependence on the stability, availability and security of the information technology systems to operate its business;
•acts of terrorism, war or other acts of violence or crime or risk of such activities;
•uncertainties regarding the litigation KCS faces and any future claims and litigation;
•the outcome of claims and litigation, including those related to environmental contamination, personal injuries and property damage;
•compliance with environmental regulations;
•natural events such as severe weather, fire, floods, hurricanes, earthquakes or other disruptions to the Company’s operating systems, structures and equipment or the ability of customers to produce or deliver their products;
•Insurance coverage limitations;
•climate change and the market and regulatory responses to climate change;
•the impact of competition, including competition from other rail carriers, trucking companies and maritime shippers in the United States and Mexico;

•the effects of fluctuations in the peso-dollar exchange rate;
•changes in labor costs and labor difficulties, including strikes and work stoppages affecting either operations or customers’ abilities to deliver goods for shipment;
•the effects of current and future multinational trade agreements on the level of trade among the United States, Mexico and Canada;
•the level of trade between the United States and Asia or Mexico;
•unavailability of qualified personnel;
•disruption in fuel supplies, changes in fuel prices and the Company’s ability to recapture its costs of fuel from customers;
•KCS’s reliance on certain key suppliers of core rail equipment; and
•material adverse changes in economic and industry conditions, including the availability of short and long-term financing, both within the United States and Mexico and globally.
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
CORPORATE OVERVIEW
Kansas City Southern, a Delaware corporation, is a transportation holding company that has railroad investments in the U.S., Mexico and Panama. In the U.S., the Company serves the midwest and southeast regions of the U.S. Its international holdings serve northeastern and central Mexico and the port cities of Lazaro Cardenas, Tampico and Veracruz, and a fifty percent interest in Panama Canal Railway Company provides ocean-to-ocean freight and passenger service along the Panama Canal. KCS’s North American rail holdings and strategic alliances are primary components of a railway system, linking the commercial and industrial centers of the U.S., Canada and Mexico. KCS’s principal subsidiaries and affiliates include the following:
•The Kansas City Southern Railway Company (“KCSR”), a wholly-owned subsidiary;
•KCSM, a wholly-owned subsidiary;
•Mexrail, Inc. (“Mexrail”), a wholly-owned consolidated subsidiary which, in turn, wholly owns The Texas Mexican Railway Company (“Tex-Mex”);
•KCSM Servicios, S.A. de C.V. (“KCSM Servicios”), a wholly-owned subsidiary;
•Meridian Speedway, LLC (“MSLLC”), a seventy percent-owned consolidated affiliate;
•Panama Canal Railway Company (“PCRC”), a fifty percent-owned unconsolidated affiliate;
•TFCM, S. de R.L. de C.V. (“TCM”), a forty-five percent-owned unconsolidated affiliate;
•Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”), a twenty-five percent-owned unconsolidated affiliate; and
•PTC-220, LLC (“PTC-220”), a fourteen percent-owned unconsolidated affiliate.
EXECUTIVE SUMMARY
COVID-19 Update
With the global outbreak of the Coronavirus Disease 2019 (“COVID-19”) and the declaration of a pandemic by the World Health Organization on March 11, 2020, the U.S. and Mexico governments have deemed rail transportation as “critical infrastructure” providing essential services during this global emergency. As a provider of critical infrastructure, Kansas City Southern has an obligation to keep employees working and freight moving. KCS remains focused on protecting the health and well-being of its employees and the communities in which it operates while assuring the continuity of its business operations.
KCS created a dedicated crisis team that proactively implemented its business continuity plans to ensure the ongoing availability of its transportation services, while taking a variety of health and safety measures, including separating dispatching and crew operations, implementing enhanced cleaning and hygiene protocols in its facilities and locomotives, implementing remote work policies, where possible, performing temperature checks and requiring facial coverings. As a result, to date, the Company has not experienced significant COVID-19 related disruptions in its railroad operations.
The Company began to experience the impacts of COVID-19 on customer demand in late March of 2020. Volumes significantly declined in the second quarter of 2020; however, by early June volumes began to rapidly rebound. By the end of the third quarter, weekly volumes were higher than pre-COVID-19 levels and had increased by approximately 60% from the lowest levels in the second quarter of 2020. Volumes remained relatively steady from the third quarter into the fourth quarter of 2020. For the year ended December 31, 2020, revenue decreased by 8% compared to the same period in 2019, primarily due to lower volumes as a result of COVID-19 and service interruptions at Lazaro Cardenas due to KCSM right-of-way blockages resulting from teachers’ protests (“Teachers’ Protests”), the weakening of the Mexican peso against the U.S dollar, and lower fuel surcharge due to lower fuel prices.
As revenues declined in the second quarter of 2020, the Company responded quickly and implemented a variety of cost-saving measures and accelerated Precision Scheduled Railroading (“PSR”) initiatives by further consolidating trains, which increased train length and reduced crew costs. For the year ended December 31, 2020, operating expenses decreased by 18% compared to 2019, due to decreased restructuring charges, lower fuel prices, COVID-19 related volume declines, increased savings from PSR initiatives and the weakening of the Mexican peso against the U.S. dollar. See Strategic Initiatives for further discussion of PSR savings.
In the second quarter of 2020, the Company offered a voluntary separation program (“VSP”) to its management employees, which resulted in a restructuring charge of $9.7 million for the year ended December 31, 2020, consisting of severance and benefit costs that will be paid out in either lump-sum payments or incrementally over a six to twelve-month period. Approximately 6% of management employees were irrevocably accepted into the voluntary separation program. Management expects the voluntary separation program reductions to result in annualized savings of approximately $11.0 million.
COVID-19 costs increased total expense for the year ended December 31, 2020 by approximately $10.0 million, primarily due to wages paid to certain high-risk employees who were allowed to stay home pursuant to a Mexican presidential decree, were symptomatic, or in quarantine, as well as expenses related to cleaning and decontamination of locomotives and other workspaces, and costs of protective gear for KCS employees.
KCS believes it has a strong liquidity position to continue business operations and service its debt obligations. As disclosed in the Liquidity and Capital Resources section, the Company has total available liquidity of $788.2 million as of December 31, 2020, consisting of cash on hand and a revolving credit facility, compared to available liquidity at December 31, 2019 of $748.8 million. Furthermore, the Company does not have any debt maturities until 2023. During the year ended December 31, 2020, KCS did not significantly alter the terms of its freight agreements with customers. Cash flows from operations remain strong; however, planned capital expenditures were reduced by $75.0 million, resulting in annual capital expenditures of $410.2 million in 2020. If the Company experienced another significant reduction in revenues, the Company would have additional alternatives to maintain liquidity, including decreases in capital expenditures and cost reductions as well as adjustments to its capital allocation policy. To date, the Company has not reduced or suspended its share repurchase program or dividend payments. See Liquidity and Capital Resources section for additional information.
KCS continues to monitor the rapidly evolving COVID-19 situation and guidance from international and domestic authorities, including federal, state, and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside KCS’ control requiring adjustments to operating plans. As such, given the dynamic nature of this situation, KCS cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity. See Part II, Item 1A - “Risk Factors” - “Public health threats or outbreaks of communicable diseases, including the ongoing COVID-19 pandemic, could have a material adverse effect on the Company’s operations and financial results.”

Strategic Initiatives
During 2019, KCS began implementing principles of PSR, focusing on operational excellence and driving the following improvements:
•Customer service — improve and sustain consistency and reliability of service and create a more resilient and dependable network;
•Facilitating growth — additional capacity for new opportunities;
•Improving asset utilization — meet growing or changing demand with the same or fewer assets; and,
•Improving the cost profile of the Company — increased profitability driven by volume and revenue growth and improved productivity and asset utilization.
As a result of the PSR initiatives in 2019, management approved four separate restructuring plans that totaled $168.8 million. The PSR plans included asset impairments, workforce reductions, and contract restructuring, which resulted in 2019 operating expense savings of approximately $58.0 million.

The Company established the following key metrics to measure PSR progress and performance:

	Years ended		Improvement/ (Deterioration)
	December 31,
	2020	2019
Gross velocity (mph) (i)	15.1	13.5	12%
Terminal dwell (hours) (ii)	22.1	20.8	(6)%
Train length (feet) (iii)	6,671	5,981	12%
Car miles per day (iv)	110.6	110.9	—
Fuel efficiency (gallons per 1,000 GTM's) (v)	1.24	1.31	5%

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
As revenues declined rapidly in the second quarter of 2020 due to COVID-19, management accelerated PSR initiatives by rightsizing resources to volumes and further reduced costs. Train service plans were quickly adjusted as volumes began to decline and trains were consolidated, resulting in longer, more efficient trains. Record average train length reduced the number of train starts and crew costs, leading to operating efficiencies across the organization and record fuel efficiency. As volumes began to rebound rapidly in June and through the remainder of 2020, the Company remained focused on PSR initiatives and maintained cost reductions from consolidating trains and reducing crew costs. However, during the second half of 2020, the Company experienced four hurricanes and Teachers’ Protests that negatively impacted the operating metrics for 2020.
At the beginning of 2020, the Company estimated incremental annual operating savings of approximately $61.0 million. Due to acceleration of PSR initiatives in the second quarter of 2020, the Company realized incremental annual operating savings of approximately $96.0 million. The Company estimates incremental annual savings of approximately $50.0 million in 2021 due to PSR initiatives. The Company remains focused on executing these strategic initiatives, which will deliver improved customer service, facilitate growth, and drive better asset utilization while improving the cost profile of the Company.

2020 Financial Overview
Revenues decreased 8% for the year ended December 31, 2020, as compared to 2019, due to a 6% decrease in carload/unit volumes and a 3% decrease in revenue per carload/unit. Revenues decreased primarily due to lower volumes as a result of COVID-19 and Teachers’ Protests, the weakening of the Mexican peso against the U.S dollar, and lower fuel surcharge due to lower fuel prices.
Operating expenses decreased 18% compared to 2019, primarily due to decreased restructuring charges, lower fuel prices, COVID-19 related volume declines, increased savings from PSR initiatives and the weakening of the Mexican peso against the U.S. dollar. Operating expenses as a percentage of revenues (“operating ratio”) decreased to 61.9% in 2020 from 69.1% in 2019.
The Company reported 2020 earnings per diluted share of $6.54, compared to 2019 earnings per diluted share of $5.40. The increase in earnings per diluted share was due to higher operating income, reduced income tax expense as a result of lower effective tax rate, and an increase in share repurchases. These increases were partially offset by a foreign exchange loss in 2020, compared to a gain in 2019, and an increase in interest expense due to the issuance of senior notes in the fourth quarter of 2019 and the second quarter of 2020.

RESULTS OF OPERATIONS
Year Ended December 31, 2020, compared with the Year Ended December 31, 2019
The following summarizes KCS’s consolidated income statement components (in millions):

	2020	2019	Change
Revenues	$2,632.6	$2,866.0	$(233.4)
Operating expenses	1,629.6	1,979.7	(350.1)
Operating income	1,003.0	886.3	116.7
Equity in net earnings (losses) of affiliates	(1.4)	1.0	(2.4)
Interest expense	(150.9)	(115.9)	(35.0)
Debt retirement costs	—	(1.1)	1.1
Foreign exchange gain (loss)	(29.6)	17.1	(46.7)
Other income, net	2.1	1.0	1.1
Income before income taxes	823.2	788.4	34.8
Income tax expense	204.1	247.6	(43.5)
Net income	619.1	540.8	78.3
Less: Net income attributable to noncontrolling interest	2.1	1.9	0.2
Net income attributable to Kansas City Southern and subsidiaries	$617.0	$538.9	$78.1

Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
Chemical and petroleum	$763.8	$737.2	4%	356.7	337.4	6%	$2,141	$2,185	(2%)
Industrial and consumer products	537.7	610.4	(12%)	300.5	320.9	(6%)	1,789	1,902	(6%)
Agriculture and minerals	505.4	506.3	—	251.0	253.3	(1%)	2,014	1,999	1%
Energy	195.0	246.2	(21%)	210.0	244.7	(14%)	929	1,006	(8%)
Intermodal	319.1	370.2	(14%)	924.5	979.8	(6%)	345	378	(9%)
Automotive	172.7	255.6	(32%)	110.7	154.9	(29%)	1,560	1,650	(5%)
Carload revenues, carloads and units	2,493.7	2,725.9	(9%)	2,153.4	2,291.0	(6%)	$1,158	$1,190	(3%)
Other revenue	138.9	140.1	(1%)
Total revenues (i)	$2,632.6	$2,866.0	(8%)

(i) Included in revenues:
Fuel surcharge	$208.7	$298.1
Revenues include revenue for transportation services and fuel surcharges. For the year ended December 31, 2020, revenues and carload/unit volumes decreased 8% and 6%, respectively, compared to 2019. Revenues decreased primarily due to lower volumes as a result of COVID-19 and Teachers’ Protests, the weakening of the Mexican peso against the U.S dollar, and lower fuel surcharge due to lower fuel prices.
The volume declines in the intermodal and automotive business units were due to auto plant shutdowns and lower overall automotive production in Mexico as a result of COVID-19. In addition, intermodal volumes decreased as a result of Teachers’ Protests. Frac sand and crude oil volumes within the Energy business unit decreased due to the decline in oil prices and industrial and consumer business unit was impacted by lower market demand as a result of COVID-19. These decreases were partially offset by increased volumes in the chemical and petroleum business unit primarily due to refined fuel product shipments to Mexico.
For the year ended December 31, 2020, revenue per carload/unit decreased by 3%, compared to the prior year, due to the weakening of the Mexican peso against the U.S. dollar, shorter average length of haul, and lower fuel surcharge, partially offset by positive pricing impacts and mix. The average exchange rate of Mexican pesos per U.S. dollar was Ps.21.5 for 2020, compared to Ps.19.3 for 2019, which resulted in a decrease to revenues of approximately $43.0 million.
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
Fuel surcharge revenue decreased $89.4 million for the year ended December 31, 2020, compared to the prior year, primarily due to lower fuel prices and volumes.

The following discussion provides an analysis of revenues by commodity group:

Revenues by commodity group for 2020
Chemical and petroleum. Revenues increased $26.6 million for the year ended December 31, 2020, compared to 2019, due to a 6% increase in carload/unit volumes, partially offset by a 2% decrease in revenue per carload/unit. Volumes increased due to refined fuel product shipments to Mexico. Revenue per carload/unit decreased due to shorter average length of haul, the weakening of the Mexican peso against the U.S. dollar, and lower fuel surcharge, partially offset by mix and positive pricing impacts.

Industrial and consumer products. Revenues decreased $72.7 million for the year ended December 31, 2020, compared to 2019, due to a 6% decrease in both carload/unit volumes and revenue per carload/unit. Volumes decreased primarily due to lower market demand as a result of the ongoing COVID-19 pandemic and weakness in the energy sector. Revenue per carload/unit decreased due to mix, the weakening of the Mexican peso against the U.S. dollar, lower fuel surcharge, and shorter average length of haul, partially offset by positive pricing impacts.

Revenues by commodity group for 2020
Agriculture and minerals. Revenues remained flat for year ended December 31, 2020, compared to 2019, as a 1% decrease in carload/unit volumes was offset by a 1% increase in revenue per carload/unit. Volumes decreased due to a decline in ores and minerals shipments due to lower demand as a result of weather delays impacting road infrastructure projects. Revenue per carload/unit increased due to mix, longer average length of haul, and positive pricing impacts, partially offset by lower fuel surcharge and the weakening of the Mexican peso against the U.S. dollar.

Energy. Revenues decreased $51.2 million for the year ended December 31, 2020, compared to 2019, due to a 14% decrease in carload/unit volumes and a 8% decrease in revenue per carload/unit. Utility coal volumes decreased as a result of low natural gas prices and warm weather. Frac sand and crude oil volumes decreased due to the declines in oil prices. In addition, frac sand volumes decreased as a result of in-basin sand competition. Revenue per carload/unit decreased due to mix, lower fuel surcharge, shorter average length of haul, and the weakening of the Mexican peso against the U.S. dollar, partially offset by positive pricing impacts.

Crude Oil
19%
Frac Sand
6%
Coal &
Petroleum
Coke
21%
Utility
Coal
54%

Intermodal. Revenues decreased $51.1 million for the year ended December 31, 2020, compared to 2019, due to an 9% decrease in revenue per carload/unit and a 6% decrease in carload/unit volumes. Revenue per carload/unit decreased due to mix, shorter average length of haul, lower fuel surcharge, and the weakening of the Mexican peso against the U.S. dollar, partially offset by positive pricing impacts. Volumes decreased primarily due to COVID-19, auto plant shutdowns impacting cross-border traffic, and Teachers’ Protests.
Automotive. Revenues decreased $82.9 million for the year ended December 31, 2020, compared to 2019, due to a 29% decrease in carload/unit volumes due to auto plant shutdowns and lower overall automotive production in Mexico as a result of COVID-19. In addition, revenue per carload/unit decreased 5% due to the weakening of the Mexican peso against the U.S. dollar, mix, and lower fuel surcharge, partially offset by positive pricing impacts.

Operating Expenses
Operating expenses, as shown below (in millions), decreased $350.1 million for the year ended December 31, 2020, compared to 2019, primarily due to decreased restructuring charges, lower fuel prices, COVID-19 related volume declines, increased savings from PSR initiatives and the weakening of the Mexican peso against the U.S. dollar.
The weakening of the Mexican peso against the U.S. dollar resulted in an expense reduction of approximately $36.0 million for expense transactions denominated in Mexican pesos. The average exchange rate of Mexican pesos per U.S. dollar was Ps.21.5 for 2020 compared to Ps.19.3 for 2019.

			Change
	2020	2019	Dollars	Percent
Compensation and benefits	$476.5	$529.1	$(52.6)	(10%)
Purchased services	198.1	219.2	(21.1)	(10%)
Fuel	219.8	340.4	(120.6)	(35%)
Equipment costs	85.8	108.6	(22.8)	(21%)
Depreciation and amortization	357.9	350.7	7.2	2%
Materials and other	260.9	262.9	(2.0)	(1%)
Write-off of software development costs	13.6	—	13.6	100%
Restructuring charges	17.0	168.8	(151.8)	(90%)
Total operating expenses	$1,629.6	$1,979.7	$(350.1)	(18%)
Compensation and benefits. Compensation and benefits decreased $52.6 million for the year ended December 31, 2020, compared to 2019, due to a decrease in headcount and work hours of approximately $54.0 million caused by volume declines as a result of COVID-19 and the continued application of PSR initiatives, the weakening of the Mexican peso against the U.S dollar of approximately $14.0 million and a decrease in incentive compensation of approximately $6.0 million, partially offset by wage inflation of approximately $17.0 million and approximately $5.0 million of wages related to COVID-19. Wages related to COVID-19 were paid to employees that were symptomatic, quarantined, or under a stay-at-home order per Mexican presidential decree for COVID-19.
Purchased services. Purchased services expense decreased $21.1 million for the year ended December 31, 2020, compared to 2019, due to decreases in repairs and maintenance and detour expense caused by COVID-19 related volume declines and the continued application of PSR initiatives of approximately $14.0 million, the weakening of the Mexican peso against the U.S. dollar of approximately $5.0 million, and savings from in-sourcing activities in 2019 related to PSR of approximately $2.0 million.
Fuel. Fuel expense decreased $120.6 million for the year ended December 31, 2020, compared to 2019, due to lower diesel fuel prices of approximately $37.0 million and $28.0 million in the U.S. and Mexico, respectively, lower consumption of approximately $17.0 million and $10.0 million in Mexico and the U.S., respectively, caused by volume declines as a result of the ongoing COVID-19 pandemic, increased efficiency of approximately $17.0 million and the weakening of the Mexican peso against the U.S. dollar of approximately $11.0 million. The average price per gallon was $1.90 in 2020, compared to $2.57 in 2019.
Equipment costs. Equipment costs decreased $22.8 million for the year ended December 31, 2020, compared to 2019, due to lower lease expense of approximately $17.0 million primarily due to the termination of locomotive leases during the second quarter of 2019 and the first quarter of 2020, and lower car hire expense of approximately $6.0 million primarily as a result of reduced cycle times due to PSR initiatives.
Depreciation and amortization. Depreciation and amortization expense increased $7.2 million for the year ended December 31, 2020, compared to 2019, due to a larger asset base, partially offset by lower depreciation as a result of PSR initiatives implemented during 2019.

Materials and other. Materials and other expense decreased $2.0 million for the year ended December 31, 2020, compared to 2019, due to lower employee expenses of approximately $13.0 million, the weakening of the Mexican peso against the U.S. dollar of approximately $6.0 million and lower materials and supplies expense of approximately $5.0 million. These decreases were partially offset by an increase in personal injury expense of approximately $10.0 million, a one-time, vendor settlement of approximately $5.0 million during 2019, higher derailments and casualty expense of approximately $4.0 million, and approximately $2.0 million of costs for decontamination services and enhanced facilities cleaning related to COVID-19.
Write-off of software development costs. For the year ended December 31, 2020, the Company recognized $13.6 million of expense related to costs previously capitalized for the development of internal-use software. The development of the software was cancelled prior to completion and had no further use.
Restructuring charges. For the year ended December 31, 2020, the Company recognized $17.0 million of restructuring charges primarily related to the VSP of $9.7 million and the purchase of impaired, leased locomotives of $6.0 million. For the year ended December 31, 2019, the Company recognized $168.8 million of restructuring charges related to the implementation of PSR initiatives, which included the impairment of certain locomotives and rail cars, workforce reduction, and contract restructuring activities. Refer to Item 8, Financial Statements and Supplementary Data — Note 3, Restructuring Charges for more information.

Non-Operating Expenses
Equity in net earnings (losses) of affiliates. Equity in net earnings (losses) of affiliates decreased $2.4 million for the year ended December 31, 2020, compared to 2019, due to a decrease in net earnings from the operations of Panama Canal Railway Company as a result of lower container volumes due to a bridge strike in late June 2020 that shut down the railroad for approximately three months. In addition, equity in net earnings from the operations of TCM decreased due to increased tax expense and foreign exchange losses. These decreases were partially offset by an increase in equity in net earnings from the operations of FTVM as a result of losses recognized in 2019 related to the cancellation of Mexico City’s new international airport.
Interest expense. Interest expense increased $35.0 million for the year ended December 31, 2020, compared to 2019, due to higher average debt balances. For the year ended December 31, 2020, the average debt balance (including commercial paper) was $3,679.4 million, compared to $2,826.6 million in 2019. The average interest rate for the years ended December 31, 2020 and 2019 was 4.1% for both periods.
Debt retirement costs. The Company did not incur debt retirement costs during 2020. For the year ended December 31, 2019, debt retirement costs were $1.1 million related to the write-off of previously capitalized debt issuance costs associated with the establishment of the new revolving credit facility in the first quarter of 2019 and the call premiums and write-off of unamortized debt issuance costs and original issue discounts associated with the redemption of the KCS and KCSM 2.35% senior notes in the fourth quarter of 2019.
Foreign exchange gain (loss). For the year ended December 31, 2020, foreign exchange loss was $29.6 million, compared to a gain of $17.1 million in 2019. Foreign exchange gain (loss) includes the re-measurement and settlement of net monetary assets denominated in Mexican pesos and the gain (loss) on foreign currency derivative contracts. The significant fluctuation in foreign exchange gain (loss) is a result of weakening of the Mexican peso against the U.S. dollar partially resulting from the increased market volatility driven by the global COVID-19 pandemic.
For the years ended December 31, 2020 and 2019, the re-measurement and settlement of net monetary assets and liabilities denominated in Mexican pesos resulted in a foreign exchange loss of $7.1 million and a gain of $3.0 million, respectively.
The Company enters into foreign currency derivative contracts to hedge its net exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar. For the year ended December 31, 2020, foreign exchange loss on foreign currency derivative contracts was $22.5 million, compared to a gain of $14.1 million in 2019.
Other income, net. Other income, net, increased $1.1 million for the year ended December 31, 2020, compared to 2019 primarily due to an increase in miscellaneous income.

Income tax expense. Income tax expense decreased $43.5 million for the year ended December 31, 2020, compared to 2019, due to a lower effective tax rate. The decrease in the effective tax rate was primarily due to fluctuations in the foreign exchange rate and the issuance of final global intangible low-taxed income (“GILTI”) regulations that provide for a high-tax exception to the GILTI tax retroactive to 2018. See the tax rates reconciliation below.
The Treasury Department issued final regulations in July 2020 that provide for a high-tax exception to the GILTI tax. Specifically, if foreign earnings are subject to a foreign tax rate of at least 90% of the U.S. tax rate, an election can be made to not treat the high-taxed earnings as GILTI income. The final regulations can apply retroactive to tax years beginning after December 31, 2017, and render the GILTI tax immaterial to the consolidated financial statements. The Company recognized a $14.5 million tax benefit in 2020 for the reversal of 2018 and 2019 GILTI tax expense recognized in prior years’ consolidated financial statements.
The fluctuations of the Mexican peso during 2020 decreased the Company’s Mexican cash tax obligation by $13.0 million for the year ended December 31, 2020. The fluctuations of the Mexican peso during 2019 increased the Company’s Mexican cash tax obligation by $8.9 million for the year ended December 31, 2019.
 Differences between the Company’s effective income tax rate and the U.S. federal statutory income tax rate of 21% for 2020 and 2019 follow (in millions):

	2020		2019		Change
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Income tax expense using the statutory rate in effect	$172.9	21.0%	$165.6	21.0%	$7.3	—
Tax effect of:
Difference between U.S. and foreign tax rate	44.1	5.4%	47.6	6.0%	(3.5)	(0.6%)
GILTI tax, net	(14.5)	(1.8%)	2.7	0.3%	(17.2)	(2.1%)
Tax credits	(13.8)	(1.7%)	(16.8)	(2.1%)	3.0	0.4%
State and local income tax provision, net	12.5	1.5%	11.5	1.5%	1.0	—
Withholding tax	9.9	1.2%	9.5	1.2%	0.4	—
Foreign exchange (i)	(3.4)	(0.4%)	35.9	4.6%	(39.3)	(5.0%)
Mexican fuel excise tax credit, net (ii)	—	—	(12.8)	(1.6%)	12.8	1.6%
Other, net	(3.6)	(0.4%)	4.4	0.5%	(8.0)	(0.9%)
Income tax expense	$204.1	24.8%	$247.6	31.4%	$(43.5)	(6.6%)
_____________________
(i)Mexican income taxes are paid in Mexican pesos, and as a result, the effective income tax rate reflects fluctuations in the value of the Mexican peso against the U.S. dollar. The foreign exchange impact on income taxes includes the gain or loss from the revaluation of the Company’s net U.S. dollar-denominated monetary liabilities into Mexican pesos which is included in Mexican taxable income under Mexican tax law. As a result, a strengthening of the Mexican peso against the U.S. dollar for the reporting period will generally increase the Mexican cash tax obligation and the effective income tax rate, and a weakening of the Mexican peso against the U.S. dollar for the reporting period will generally decrease the Mexican cash tax obligation and the effective tax rate. To hedge its exposure to this cash tax risk, the Company enters into foreign currency derivative contracts, which are measured at fair value each period and any change in fair value is recognized in foreign exchange gain (loss) within the consolidated statements of income. Refer to Note 11, Derivative Instruments for further information.
(ii)Not eligible for Mexican fuel excise tax credit for 2020. See discussion in the Mexico Tax Reform section below.

Mexico Regulatory and Legal Updates
Mexico Tax Reform. In December 2019, the Mexican government enacted changes in the tax law effective January 1, 2020 (“Mexico 2020 Tax Reform”). Mexico 2020 Tax Reform excluded railroads from eligibility for the Mexican fuel excise tax credit. Mexico 2020 Tax Reform also included permanent changes to the Value Added Tax (“VAT”) Law, Income Tax Law and Federal Fiscal Code which, among other things, requires certain VAT withholding, limits the deduction of interest expense and certain payments to related parties in preferential tax regimes, adopts a general anti-avoidance rule, requires mandatory disclosure of reportable transactions beginning in 2021, and permanently eliminates universal compensation, which allowed Mexican taxpayers to offset recoverable tax balances against balances due for other federal taxes. As a result of the elimination of universal compensation, the refundable VAT balance increased to $103.1 million as of December 31, 2020. KCSM has a legal opinion supporting its right under Mexican law to recover the refundable VAT balance from the Mexican government and believes the VAT to be fully collectible.
See additional discussion on universal compensation in Liquidity and Capital Resources section below.
Proposed Changes to Law. KCSM currently insources its management and union employees, other than the President and Executive Representative of KCSM, from its affiliate, KCSM Servicios, a wholly-owned and consolidated subsidiary of the Company. On November 12, 2020, the President of Mexico filed an initiative before the Mexican Congress to amend several laws in order to prohibit outsourcing employees to third parties and insourcing employees from related, affiliate services companies. Under the proposed legislation, KCSM Servicios could be prohibited from providing certain outsourced employees to KCSM, resulting in some, if not all KCSM Servicios employees becoming employees of KCSM in order to be in compliance with the legislation. Failure to comply with the new law could result in a loss of tax deductions and VAT credits on third party and related party service payments and penalties. In December 2020, discussions and approval of this legislation were postponed until February 2021. The initiative will have preferential treatment when the Mexican Congress resumes its activities, which requires that action on the proposed legislation must be taken within 30 days. If approved, it is currently expected the changes will be effective immediately upon adoption, however the private sector is lobbying for a longer transition period.
Mexican employees are currently entitled under Mexican law to receive statutory profit sharing (Participacion a los Trabajadores de las Utilidades or “PTU”) payments. The required cash payment to employees is equal to 10% of their employer’s profit subject to PTU as prescribed by Mexican law, which differs from profit determined under U.S. GAAP.
KCSM Servicios’s employees are eligible for PTU and receive PTU payments. KCSM does not have employees eligible for PTU under current law, and this proposed legislation does not change the Mexico PTU requirements. If the proposed legislation were to become law, some or possibly all of KCSM Servicios’s employees may need to become employees of KCSM and thus, would be eligible to receive PTU from KCSM. Payment of PTU by KCSM to these employees, as calculated under current law, could have a material adverse effect on the consolidated financial results of the Company. However, the Mexican government may consider, as part of its negotiations with the private sector, limitations on the PTU distribution amount to employees in order to reduce the financial impact. As such, any incremental PTU expense cannot be determined as of the date of this filing due to the uncertainties surrounding this potential legislation.
For a comparison of the Company’s results of operations for the fiscal years ended December 31, 2019 to the year ended December 31, 2018, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the U.S. Securities and Exchange Commission on January 24, 2020.

LIQUIDITY AND CAPITAL RESOURCES
Overview
On November 10, 2020, the Company announced that its Board of Directors (the “Board”) approved updates to its capital allocation policy (the “Policy”). Pursuant to the updated Policy, the Company intends to continue deploying available cash in the following manner:

•Approximately 40-50% to capital projects and strategic investments; and
•Approximately 50-60% to share repurchases and dividends.

In addition, from time to time, the Company also plans to prudently use additional debt to support the revised policy and intends to increase its Debt-to-EBITDA ratio to the mid-2x range, consistent with its current ratings from Standard & Poor’s, Fitch and Moody’s Ratings.

In connection with this updated Policy, the Board also approved the following actions:

•An increase in the quarterly dividend on KCS’s common stock from $0.40 to $0.44 per share. The Board declared a cash dividend on its outstanding common stock for this increased amount payable on January 20, 2021, to stockholders of record at the close of business on December 31, 2020. In April 2021, the Company will implement a quarterly dividend approach that targets a low 20% range payout; and
•A new $3.0 billion share repurchase program (the “2020 Program”), expiring December 31, 2023. This new program replaces the $2.0 billion stock repurchase authorization announced in 2019 (the “2019 Program”) under which the Company purchased approximately $1.4 billion of Company stock.
During the fourth quarter of 2020, the Company entered into two accelerated share repurchase (“ASR”) agreements under the 2019 Program, and paid $500.0 million. The agreements were settled during January 2021. During 2020, KCS repurchased 143,343 shares of common stock for $27.0 million under the 2020 Program, and 5,207,633 shares of common stock for $869.2 million under the 2019 Program. Refer to Item 8, Financial Statements and Supplementary Data — Note 15, Stockholders’ Equity for additional detail on the Company’s common share repurchase program and ASR agreements.
During 2020, the Company repurchased 7,426 shares of its $25 par preferred stock for $0.2 million at an average price of $29.58 per share.
During 2020, the Company invested $410.2 million in capital expenditures. See Capital Expenditures section for further details.
On April 22, 2020, the Company issued $550.0 million principal amount of senior unsecured notes due May 1, 2050, which bear interest semiannually at a fixed annual rate of 3.50% (the “3.50% Notes”). The net proceeds from the offering were used for general corporate purposes, including the repurchase of shares of the Company’s common stock in the fourth quarter of 2020.
During 2020, the Company made remaining principal payments of approximately $12.0 million in repayment of its 9.311% locomotive financing agreements, which matured in December 2020.
At December 31, 2020, the Company had $444.7 million principal amount outstanding of 3.00% senior notes that mature May 15, 2023 (the “3.00% Notes”) and $200.0 million principal amount outstanding of 3.85% senior notes that mature November 15, 2023 (the “3.85% Notes). The Company has the intention and ability to refinance the 3.00% Notes and the 3.85% Notes into a new long-term debt instruments prior to maturity. The Company has executed treasury lock agreements with an aggregate notional value of $650.0 million and a weighted-average interest rate of 1.58% to hedge the U.S. Treasury benchmark interest rate associated with any future interest payments related to the anticipated refinancing of the 3.00% Notes and the 3.85% Notes. See Note 11, Derivative Instruments for further discussion of the treasury lock agreements.
The Company’s financing instruments contain restrictive covenants that limit or preclude certain actions; however, the covenants are structured such that the Company expects to have sufficient flexibility to conduct its operations. The Company has been, and expects to continue to be, in compliance with all of its debt covenants.
For discussion regarding the agreements representing the indebtedness of KCS, refer to Note 12, Short-Term Borrowings and Note 13, Long-Term Debt of the consolidated financial statements.
During the first three quarters of 2020, the Company’s Board of Directors declared quarterly cash dividends of $0.40 per share or $113.6 million on its common stock. During the last quarter of 2020, the Company’s Board of Directors declared a cash dividend of $0.44 per share or $40.1 million on its common stock. Subject to the discretion of the Board of Directors, capital availability and a determination that cash dividends continue to be in the best interest of its stockholders, the Company intends to pay a quarterly dividend on an ongoing basis.
On December 31, 2020, total available liquidity (the cash balance plus revolving credit facility availability) was $788.2 million, compared to available liquidity at December 31, 2019 of $748.8 million.

As of December 31, 2020, the total cash and cash equivalents held outside of the U.S. in foreign subsidiaries was $72.8 million, after repatriating $196.3 million during 2020. The Company expects that this cash will be available to fund company operations without incurring significant additional income taxes.
Beginning January 2019, Mexico tax reform for 2019 eliminated universal compensation that allowed Mexican taxpayers the ability to offset other tax obligations with refundable VAT. Mexico 2020 Tax Reform permanently eliminated universal compensation. This negatively impacted KCSM’s cash flow by approximately $43.0 million and $60.0 million in 2020 and 2019, respectively, while awaiting refunds of the value added tax from the Mexican government. As of December 31, 2020, the refundable VAT balance was $103.1 million. KCSM has a legal opinion supporting its right under Mexican law to recover the refundable VAT balance from the Mexican government and believes the VAT to be fully collectible.
Cash Flow Information and Contractual Obligations
Summary cash flow data follows (in millions):

	2020	2019
Cash flows provided by (used for):
Operating activities	$1,080.0	$1,104.0
Investing activities	(526.0)	(676.3)
Financing activities	(510.3)	(378.9)
Effect of exchange rate changes on cash	(4.3)	(0.5)
Net increase in cash and cash equivalents	39.4	48.3
Cash and cash equivalents beginning of year	148.8	100.5
Cash and cash equivalents end of year	$188.2	$148.8
During 2020, cash and cash equivalents increased $39.4 million as a result of the impacts discussed below.
Operating Cash Flows. Net cash provided by operating activities decreased $24.0 million for 2020, as compared to 2019, primarily due to increased cash paid to settle foreign currency derivative instruments and an increase in advance Mexican income tax payments, partially offset by payments made for settlement of a treasury lock in 2019.
Investing Cash Flows. Net cash used for investing activities decreased $150.3 million for 2020, as compared to 2019, due to a $175.3 million decrease in capital expenditures and a $29.3 million decrease in investments in and advances to affiliates, partially offset by a $39.2 million increase in expenditures for the purchase or replacement of assets under existing operating leases and a $9.2 million decrease in proceeds from disposal of property. Additional information is included within the Capital Expenditure section of Liquidity and Capital Resources.
Financing Cash Flows. Net cash used for financing activities increased $131.4 million for 2020, as compared to 2019, due to a decrease in proceeds from issuance long-term debt of $301.9 million and an increase in shares repurchased, including under ASR agreements, of $96.4 million, partially offset by a decrease in repayment of long-term debt of $267.0 million.
For a comparison of liquidity and capital resources and the Company’s cash flow activities for the fiscal year ended December 31, 2019 and 2018, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the U.S. Securities and Exchange Commission on January 24, 2020.

Contractual Obligations. The following table outlines the material obligations and commitments as of December 31, 2020 (in millions):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 years
Long-term debt and short-term borrowings (including interest and finance lease obligations) (i)	$7,188.3	$155.1	$947.9	$262.9	$5,822.4
Operating leases	74.5	26.6	31.1	13.7	3.1
Obligations due to uncertainty in income taxes	2.2	0.6	—	1.6	—
Capital expenditure obligations (ii)	401.1	142.7	258.4	—	—
Other contractual obligations (iii)	444.3	93.4	123.5	103.2	124.2
Total	$8,110.4	$418.4	$1,360.9	$381.4	$5,949.7
_____________________
(i)For variable rate obligations, interest payments were calculated using the December 31, 2020 rate. For fixed rate obligations, interest payments were calculated based on the applicable rates and payment dates.
(ii)Capital expenditure obligations include minimum capital expenditures under the KCSM Concession agreement and other regulatory requirements.
(iii)Other contractual obligations include purchase commitments and certain maintenance agreements.
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
The SCT requires KCSM to submit a three-year capital expenditures plan every three years. The most recent three-year plan was submitted in 2020 for the years 2021 — 2023. KCSM expects to continue capital spending at current levels in future years and will continue to have capital expenditure obligations past 2023, which are not included in the table above.
Capital Expenditures
KCS has funded, and expects to continue to fund, capital expenditures with operating cash flows and short and long-term debt.
The following table summarizes capital expenditures by type for the years ended December 31, 2020 and 2019, respectively (in millions):

	2020	2019
Roadway capital program	$239.8	$264.9
Locomotives and freight cars	45.2	182.8
Capacity	65.4	84.8
Information technology	40.6	29.8
Positive train control	15.9	15.5
Other	3.3	6.5
Total capital expenditures (accrual basis)	410.2	584.3
Change in capital accruals	1.7	2.9
Total cash capital expenditures	$411.9	$587.2

Total cash purchase or replacement of assets under operating leases	$78.2	$39.0

Generally, the Company’s capital program consists of capital replacement and equipment. For 2021, internally generated cash flows are expected to fund cash capital expenditures, which are currently estimated to be approximately 17% of revenue in 2021, assuming constant currency and fuel price. In addition, the Company periodically reviews its equipment and property under operating leases. Any additional purchase or replacement of equipment and property under operating leases during 2021 is expected to be funded with internally generated cash flows and/or debt.
Property Statistics
The following table summarizes certain property statistics as of December 31:

	2020	2019
Track miles of rail installed	89	122
Cross ties installed (thousands)	538	627

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION
The following is a description of the terms and conditions of the guarantees with respect to senior notes for which KCS is an issuer or provides full and unconditional guarantee.

Note Guarantees
As of December 31, 2020, KCS had outstanding $3,736.2 million principal amount of senior notes due through 2069. The Kansas City Southern Railway Company (“KCSR”) had outstanding $2.7 million principal amount of senior notes due through 2045 (together, the “Senior Notes”). The senior notes for which KCS is the issuer are unconditionally guaranteed, jointly and severally, on an unsecured senior basis, by each of KCS’s current and future domestic consolidated subsidiaries that from time to time guarantees certain of KCS’s credit agreements, or any other debt of KCS, or any of KCS’s significant subsidiaries that is a guarantor (each, a “Guarantor Subsidiary,” and collectively, the “Guarantor Subsidiaries”). In addition, the senior notes for which KCSR is the issuer are unconditionally guaranteed, jointly and severally, on an unsecured senior basis, by KCS and each of its current and future domestic consolidated subsidiaries that from time to time guarantees KCSR’s credit agreement, or any other debt of KCSR or any of KCSR’s significant subsidiaries that is a Guarantor Subsidiary. The obligations of each Guarantor Subsidiary under its note guarantee are limited as necessary to prevent such note guarantee from constituting a fraudulent conveyance under applicable law. A guarantee of the Senior Notes by KCS or a Guarantor Subsidiary is subject to release in the following circumstances: (i) the sale, disposition, exchange or other transfer (including through merger, consolidation, amalgamation or otherwise) of the capital stock of the Guarantor Subsidiary made in a manner not in violation of the indenture; (ii) the designation of the subsidiary as an “Unrestricted Subsidiary” under the indenture; (iii) the legal defeasance or covenant defeasance of the Senior Notes in accordance with the terms of the indenture; or (iv) the Guarantor Subsidiary ceasing to be KCS’s subsidiary as a result of any foreclosure of any pledge or security interest securing KCS’s Revolving Credit Facility or other exercise of remedies in respect thereof.
KCSM and any other foreign subsidiaries of KCS do not, and will not, guarantee the Senior Notes (“Non-Guarantor Subsidiaries”).
The following tables present summarized financial information for KCS and the Guarantor Subsidiaries on a combined basis after intercompany transactions have been eliminated, including adjustments to remove the receivable and payable balances, investment in, and equity in earnings from the Non-Guarantor Subsidiaries.

Summarized Financial Information

Income Statements	KCS and Guarantor Subsidiaries
	Years ended December 31,
	2020	2019
Revenues	$1,368.7	$1,472.0
Operating expenses	846.9	1,068.5
Operating income	521.8	403.5
Income before income taxes	375.4	291.7
Net income	329.8	235.0

Balance Sheets	KCS and Guarantor Subsidiaries
	December 31, 2020	December 31, 2019
Assets:
Current assets	$298.8	$332.9
Property and equipment (including concession assets), net	4,751.3	4,596.3
Other non-current assets	110.8	156.9

Liabilities and equity:
Current liabilities	$318.2	$313.5
Non-current liabilities	4,841.2	4,267.7
Noncontrolling interest	326.4	323.4

Excluded from current assets in the table above are $183.7 million and $95.2 million of current intercompany receivables due to KCS and the Guarantor Subsidiaries from the Non-Guarantor Subsidiaries as of December 31, 2020 and December 31, 2019, respectively. Excluded from current liabilities in the table above are $235.8 million and $55.0 million of current intercompany payables due to the Non-Guarantor Subsidiaries from KCS and the Guarantor Subsidiaries as of December 31, 2020 and December 31, 2019, respectively.
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
Capitalization, Depreciation and Amortization of Property and Equipment (including Concession Assets)
Due to the highly capital intensive nature of the railroad industry, capitalization and depreciation of property and equipment are a substantial portion of the Company’s consolidated financial statements. Net property and equipment, including concession assets, comprised approximately 90% of the Company’s total assets as of December 31, 2020, and related depreciation and amortization comprised approximately 22% of total operating expenses for the year ended December 31, 2020.
KCS capitalizes costs for self-constructed additions and improvements to property including direct labor and material, indirect costs, and interest during long-term construction projects. The Company has a process in place to determine which costs qualify for capitalization, which requires judgment. Direct costs are charged to capital projects based on the work performed and the material used. Indirect costs are allocated to capital projects as a standard percentage, which is evaluated annually, and applied to direct labor and material costs. Asset removal activities are performed in conjunction with replacement activities; therefore, removal costs are estimated based on a standard percentage of direct labor and indirect costs related to capital replacement projects. For purchased assets, all costs necessary to make the asset ready for its intended use are capitalized. Expenditures that significantly increase asset values, productive capacity, efficiency, safety or extend useful lives are capitalized. Repair and maintenance costs are expensed as incurred.
KCS capitalizes certain costs incurred in connection with developing or obtaining internal-use software. Capitalized software costs are included in “Property and Equipment” on the consolidated balance sheets. Costs incurred during the preliminary project and post-implementation stage, as well as maintenance and training costs, are expensed as incurred.
Property and equipment are carried at cost and are depreciated primarily on the group method of depreciation, which the Company believes closely approximates a straight line basis over the estimated useful lives of the assets measured in years. The group method of depreciation applies a composite rate to classes of similar assets rather than to individual assets. Composite depreciation rates are based upon the Company’s estimates of the expected average useful lives of assets as well as expected net salvage value at the end of their useful lives. In developing these estimates, the Company utilizes periodic depreciation studies performed by an independent engineering firm. Depreciation rate studies are performed at least every three years for equipment and at least every six years for road property (rail, ties, ballast, etc.). The depreciation studies take into account factors such as:
•Statistical analysis of historical patterns of use and retirements of each asset class;
•Evaluation of any expected changes in current operations and the outlook for the continued use of the assets;
•Evaluation of technological advances and changes to maintenance practices;
•Historical and expected salvage to be received upon retirement;
•Review of accounting policies and assumptions; and
•Industry precedents and trends.
The depreciation studies may also indicate that the recorded amount of accumulated depreciation is deficient or in excess of the amount indicated by the study. Any such deficiency or excess is amortized as a component of depreciation expense over the remaining useful lives of the affected asset class, as determined by the study. The Company also monitors these factors in non-study years to determine if adjustments should be made to depreciation rates. The Company completed depreciation studies for KCSM in 2020 and KCSR in 2019. The impacts of the studies were immaterial to the consolidated financial results for all periods.

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
Estimation of the average useful lives of assets and net salvage values requires management judgment. Estimated average useful lives may vary over time due to changes in physical use, technology, asset strategies and other factors that could have an impact on the retirement experience of the asset classes. Accordingly, changes in the assets’ estimated useful lives could significantly impact future periods’ depreciation expense. Depreciation and amortization expense for the year ended December 31, 2020 was $357.9 million. If the weighted average useful lives of assets were changed by one year, annual depreciation and amortization expense would change approximately $11.0 million.
Gains or losses on dispositions of land or non-group property and abnormal retirements of railroad property are recognized through income. A retirement of railroad property would be considered abnormal if the retirement meets each of the following conditions: (i) is unusual in nature, (ii) is significant in amount, and (iii) varies significantly from the retirement profile identified through the depreciation studies. KCS recognized $1.3 million and $134.2 million as of December 31, 2020, and 2019, respectively, from asset impairments of certain locomotives and railcars as a result of the implementation of PSR. There were no other significant gains or losses from abnormal retirements of property or equipment for the year ended December 31, 2018. Refer to Note 3, Restructuring Charges of the consolidated financial statements for more information.
Costs incurred by the Company to acquire the Concession rights and related assets, as well as subsequent improvements to the Concession assets, are capitalized and amortized using the group method of depreciation over the lesser of the current expected Concession term, including probable renewal of an additional 50-year term, or the estimated useful lives of the assets and rights. The Company’s ongoing evaluation of the useful lives of Concession assets and rights considers the aggregation of the following facts and circumstances:
•The Company’s executive management is dedicated to ensuring compliance with the various provisions of the Concession and to maintaining positive relationships with the SCT and other Mexican federal, state, and municipal governmental authorities;
•During the time since the Concession was granted, the relationships between KCSM and the various Mexican governmental authorities have matured and the guidelines for operating under the Concession have become more defined with experience;
•There are no known supportable sanctions or compliance issues that would cause the SCT to revoke the Concession or prevent KCSM from renewing the Concession; and
•KCSM operations are an integral part of the KCS operations strategy, and related investment analyses and operational decisions assume that the Company’s cross border rail business operates into perpetuity, and do not assume that Mexico operations terminate at the end of the current Concession term.
Based on the above factors, as of December 31, 2020, the Company continues to believe that it is probable that the Concession will be renewed for an additional 50-year term beyond the current term.
Impairment of long-lived assets
Long-lived assets, including property, plant and equipment, operating lease right-of-use assets and intangible assets with finite lives are reviewed for impairment and written down to fair value when events or circumstances indicate that the carrying amount of a long-lived asset or asset group may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value would be reduced to the estimated fair value. Future cash flow estimates for an impairment review would be based on the lowest level of identifiable cash flows, which are the Company’s U.S. and Mexican operations. During the year ended December 31, 2020, $13.6 million of expense was recognized related to costs previously capitalized for the development of internal-use software. The development of the software was cancelled prior to completion and had no further use. Other than the abnormal impairments related to the implementation of Precision Scheduled Railroading (“PSR”), management did not identify any indicators of impairment for the years ended December 31, 2020 and 2019.

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
Management believes that the assumptions and estimates related to the provision for income taxes are critical to the Company’s results of operations. For the year ended December 31, 2020, income tax expense totaled $204.1 million. For every 1% change in the 2020 effective rate, income tax expense would have changed by approximately $8.2 million. For further information on the impact of foreign exchange fluctuation on income taxes, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk — Foreign Exchange Sensitivity.

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
Although it is not possible to predict the outcome of any legal proceeding, in the opinion of the Company’s management, other than as described in Note 17, Commitments and Contingencies of the consolidated financial statements, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial statements.
Inflation. U.S. GAAP require the use of historical cost, which does not reflect the effects of inflation on the replacement cost of property. Due to the capital intensive nature of KCS’s business, the replacement cost of these assets would be significantly higher than the amounts reported under the historical cost basis.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk
KCS is exposed to certain market risks including interest rate, commodity, and foreign exchange risks and utilizes various financial instruments that have certain inherent market risks. These instruments have been entered into for hedging rather than trading purposes. The following information, together with information included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data — Note 11, Derivative Instruments, describe the key aspects of certain financial instruments that have market risk to KCS.
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
Interest Rate Sensitivity. The Company is subject to interest rate risk associated with its debt. Changes in interest rates impact the fair value of outstanding fixed-rate debt, but there is no impact to current earnings or cash flow. Based upon the borrowing rates available to KCS and its subsidiaries for indebtedness with similar terms and average maturities, the fair value of long-term debt was approximately $4,368.6 million and $3,535.7 million at December 31, 2020 and 2019, respectively, compared with a carrying value of $3,770.8 million and $3,246.0 million at December 31, 2020 and 2019, respectively.
Changes in interest rates may impact the cost of future long-term debt issued by the Company, and as a result, represent interest rate risk to the Company. During 2020, the Company executed six 30-year treasury lock agreements with an aggregate notional value of $650.0 million and a weighted-average interest rate of 1.58%. The purpose of the treasury locks is to hedge the U.S. Treasury benchmark interest rate associated with future interest payments related to the anticipated refinancing of the $444.7 million principal amount of 3.00% senior notes due May 15, 2023 and the $200.0 million principal amount of 3.85% senior notes due November 15, 2023. The Company has designated the treasury locks as cash flow hedges, and for the year ended December 31, 2020, recognized an unrealized gain of $28.1 million, net of tax, in the consolidated statements of comprehensive income. A hypothetical 100 basis points change in the 30-year U.S. Treasury Rate would result in a change in unrealized gain or loss of approximately $147.0 million. Upon settlement in 2023, the unrealized gain or loss in accumulated other comprehensive income will be amortized to interest expense over the life of the future underlying debt issuances.
Alternatively, changes in interest rates do not affect the fair value of variable rate debt, but affect future earnings and cash flows. The Company's floating-rate indebtedness includes commercial paper borrowings, and any outstanding borrowings under revolving credit facilities. At December 31, 2020 and 2019, KCS had no commercial paper or revolving credit facility borrowings outstanding.
Commodity Price Sensitivity. KCS periodically participates in diesel fuel purchase commitments and derivative financial instruments. At December 31, 2020 and 2019, KCS did not have any outstanding fuel derivative financial instruments. The Company also holds fuel inventories for use in operations. These inventories are not material to KCS’s overall financial position. Fuel costs are expected to reflect market conditions in 2021; however, fuel costs are unpredictable and subject to a variety of factors outside the Company’s control. Assuming annual consumption of 117 million gallons, a hypothetical 10 cent change in the price per gallon of fuel would cause an $11.7 million change in operating expenses. KCS mitigates the impact of increased fuel costs through fuel surcharge revenues from customers; however, in a period of volatile fuel prices or changing customer business mix, changes in fuel expense and fuel surcharge revenue may differ.
Foreign Exchange Sensitivity. KCS’s foreign subsidiaries use the U.S. dollar as their functional currency; however, a portion of the foreign subsidiaries’ revenues and expenses is denominated in Mexican pesos. Based on the volume of revenue and expense transactions denominated in Mexican pesos, revenue and expense fluctuations have historically offset.
The Company has exposure to fluctuations in the value of the Mexican peso against the U.S. dollar due to its monetary assets and liabilities that are denominated in Mexican pesos. Monetary assets and liabilities include cash, accounts receivable and payable and other items that will convert to cash in the future and are remeasured into dollars using the current exchange rate. The remeasurement and settlement of monetary assets and liabilities is recognized in the consolidated statements of income as foreign exchange gains and losses. At December 31, 2020, the Company had Ps.2,688.8 million of net monetary assets denominated in Mexican pesos, as monetary assets exceeded monetary liabilities.

The following table presents the potential impacts to the consolidated statements of income that would result from a hypothetical change in the exchange rate of one Mexican peso per U.S. dollar at December 31, 2020:

	Hypothetical Change in Exchange Rate	Amount of Gain (Loss)	Affected Line Item in the Consolidated Statements of Income
Net monetary assets denominated in Mexican pesos at December 31, 2020:
Ps.2,688.8 million	From Ps.19.9 to Ps.20.9	($6.4 million)	Foreign exchange gain (loss)
Ps.2,688.8 million	From Ps.19.9 to Ps.18.9	$7.1 million	Foreign exchange gain (loss)
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
The following table presents the potential impacts to the effective income tax rate and income tax expense that would result from a hypothetical change in the exchange rate of one Mexican peso at December 31, 2020:

Hypothetical Change in Exchange Rate	Increase (Decrease) in Effective Income Tax Rate	Amount of Expense (Benefit)	Affected Line Item in the Consolidated Statements of Income
From Ps.19.9 to Ps.20.9	(1.3%)	($11.1 million)	Income tax expense (benefit)
From Ps.19.9 to Ps.18.9	1.5%	$12.2 million	Income tax expense (benefit)
The Company has executed derivative instruments to hedge its exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar. These derivative instruments have historically offset the effects of foreign currency changes on income tax expense (benefit) resulting in minimal impact to net income. There were no outstanding foreign currency forward contracts as of December 31, 2020
During January 2021, the Company entered into several foreign currency forward contracts with an aggregate notional amount of $100.0 million, maturing in January and February of 2021. These contracts obligated the Company to purchase a total of Ps.1,993.5 million at a weighted-average exchange rate of Ps.19.9 to each U.S. dollar. During January 2021, the Company entered into offsetting contracts with an aggregate notional amount of $58.9 million, which matured during January 2021 and obligated the Company to sell a total of Ps.1,195.3 million at a weighted-average exchange rate of Ps.20.3 to each U.S. dollar, resulting in cash paid of $1.1 million. Given the settlement of these contracts during January 2021, the Company believes there was minimal market risk associated with these contracts at December 31, 2020. As of the date of this filing, there were $40.0 million aggregate notional amount of contracts outstanding, which obligate the Company to purchase a total of Ps.798.2 million at a weighted average exchange rate of Ps.20.0 to each U.S. dollar.
The following table presents the potential impacts to the consolidated statements of income that would result from a hypothetical change in the exchange rate of one Mexican peso at maturity date for the foreign currency forward contracts entered into during January 2021 and outstanding as of the date of this filing:

Aggregate notional amount:	Hypothetical Change in Exchange Rate	Amount of Gain (Loss)	Affected Line Item in the Consolidated Statements of Income
$40.0 million	From Ps.20.0 to Ps.21.0	($1.9 million)	Foreign exchange gain (loss)
$40.0 million	From Ps.20.0 to Ps.19.0	$2.1 million	Foreign exchange gain (loss)
The Company has not designated these foreign currency derivative instruments as hedging instruments for accounting purposes. The foreign currency derivative instruments will be measured at fair value each period and any change in fair value will be recognized in foreign exchange gain (loss) within the consolidated statements of income.

Item 8.Financial Statements and Supplementary Data
Index to Consolidated Financial Statements

Page
Management’s Report on Internal Control Over Financial Reporting	52
Report of Independent Registered Public Accounting Firm on the Company’s Consolidated Financial Statements and Internal Control over Financial Reporting as of and for the three years ended December 31, 2020, 2019 and 2018	53
Consolidated Statements of Income for each of the Three Years in the period ended December 31, 2020	55
Consolidated Statements of Comprehensive Income for each of the Three Years in the period ended December 31, 2020	56
Consolidated Balance Sheets at December 31, 2020 and 2019	57
Consolidated Statements of Cash Flows for each of the Three Years in the period ended December 31, 2020	58
Consolidated Statements of Changes in Equity for each of the Three Years in the period ended December 31, 2020	60
Notes to Consolidated Financial Statements	61
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013) (commonly referred to as the COSO Framework). Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020, based on the criteria outlined in the COSO Framework.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which immediately follows this report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Kansas City Southern

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kansas City Southern and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Direct Costs that are Capitalized to Self-Constructed Property and Equipment (including Concession Assets)

As described in Note 2 to the consolidated financial statements, the Company capitalizes costs for self-constructed additions and improvements to property including direct labor and material, indirect costs, and interest during long-term construction projects. Expenditures that significantly increase asset values, productive capacity, efficiency, safety, or extend useful lives are capitalized. As disclosed by management, direct costs are charged to capital projects based on the work performed and the material used. Management has a process in place to determine which costs qualify for capitalization, which requires judgment. For the year-ended December 31, 2020, the Company capitalized costs of $410.2 million.

The principal considerations for our determination that performing procedures relating to direct costs that are capitalized to self-constructed property and equipment (including concession assets) is a critical audit matter are (i) the significance of direct costs and complexities in self-constructed property and equipment (including concession assets); (ii) the significant judgment by management in determining whether direct costs qualify for capitalization; and (iii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating evidence related to the capitalization of direct costs.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the capitalization of direct costs to self-constructed property and equipment (including concession assets). These procedures also included, among others, selecting a sample of direct costs and (i) obtaining evidence to support the accuracy of capitalized additions to self-constructed properties based on the work performed and the material used and (ii) evaluating whether these costs qualify for capitalization.

/s/PricewaterhouseCoopers LLP
Kansas City, Missouri
January 29, 2021

We have served as the Company’s auditor since 2017.

Kansas City Southern and Subsidiaries
Consolidated Statements of Income
Years Ended December 31,

	2020	2019	2018
	(In millions, except share and per share amounts)
Revenues	$2,632.6	$2,866.0	$2,714.0
Operating expenses:
Compensation and benefits	476.5	529.1	495.7
Purchased services	198.1	219.2	200.7
Fuel	219.8	340.4	348.2
Mexican fuel excise tax credit	—	—	(37.7)
Equipment costs	85.8	108.6	126.1
Depreciation and amortization	357.9	350.7	346.7
Materials and other	260.9	262.9	265.9
Write-off of software development costs	13.6	—	—
Restructuring charges	17.0	168.8	—
Gain on insurance recoveries related to hurricane damage	—	—	(17.9)
Total operating expenses	1,629.6	1,979.7	1,727.7
Operating income	1,003.0	886.3	986.3
Equity in net earnings (losses) of affiliates	(1.4)	1.0	2.6
Interest expense	(150.9)	(115.9)	(110.0)
Debt retirement costs	—	(1.1)	(2.2)
Foreign exchange gain (loss)	(29.6)	17.1	7.8
Other income, net	2.1	1.0	2.4
Income before income taxes	823.2	788.4	886.9
Income tax expense	204.1	247.6	257.5
Net income	619.1	540.8	629.4
Less: Net income attributable to noncontrolling interest	2.1	1.9	2.0
Net income attributable to Kansas City Southern and subsidiaries	617.0	538.9	627.4
Preferred stock dividends	0.2	0.2	0.2
Net income available to common stockholders	$616.8	$538.7	$627.2

Earnings per share:
Basic earnings per share	$6.57	$5.42	$6.16
Diluted earnings per share	$6.54	$5.40	$6.13

Average shares outstanding (in thousands):
Basic	93,826	99,316	101,852
Effect of dilution	489	431	418
Diluted	94,315	99,747	102,270
See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31,

	2020	2019	2018
	(In millions)
Net income	$619.1	$540.8	$629.4
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate derivative instruments, net of tax of $7.5 million, $(4.9) million and $1.0 million	28.1	(18.9)	2.6
Reclassification adjustment from cash flow hedges included in net income, net of tax of $0.5 million and less than $0.1 million	1.9	0.2	—
Foreign currency translation adjustments	(0.5)	0.5	0.1
Other comprehensive income (loss)	29.5	(18.2)	2.7
Comprehensive income	648.6	522.6	632.1
Less: comprehensive income attributable to noncontrolling interest	2.1	1.9	2.0
Comprehensive income attributable to Kansas City Southern and subsidiaries	$646.5	$520.7	$630.1

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Balance Sheets
December 31,

	2020	2019
	(In millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$188.2	$148.8
Accounts receivable, net	247.1	274.2
Materials and supplies	127.2	150.6
Other current assets	63.3	155.0
Total current assets	625.8	728.6
Operating lease right-of-use assets	70.9	158.4
Investments	42.6	47.6
Property and equipment (including concession assets), net	8,997.8	8,806.3
Other assets	226.9	45.9
Total assets	$9,964.0	$9,786.8
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$6.4	$18.0
Accounts payable and accrued liabilities	470.0	473.3
Total current liabilities	476.4	491.3
Long-term operating lease liabilities	45.4	85.7
Long-term debt	3,764.4	3,228.0
Deferred income taxes	1,185.4	1,128.0
Other noncurrent liabilities and deferred credits	108.8	107.9
Total liabilities	5,580.4	5,040.9
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued; 215,199 and 222,625 shares outstanding at December 31, 2020 and 2019, respectively	5.4	5.6
$0.01 par, common stock, 400,000,000 shares authorized, 123,352,185 shares issued; 91,047,107 and 96,115,669 shares outstanding at December 31, 2020 and 2019, respectively	0.9	1.0
Additional paid-in capital	830.9	843.7
Retained earnings	3,219.6	3,601.3
Accumulated other comprehensive income (loss)	0.4	(29.1)
Total stockholders’ equity	4,057.2	4,422.5
Noncontrolling interest	326.4	323.4
Total equity	4,383.6	4,745.9
Total liabilities and equity	$9,964.0	$9,786.8
See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,

	2020	2019	2018
	(In millions)
Operating activities:
Net income	$619.1	$540.8	$629.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	357.9	350.7	346.7
Deferred income taxes	49.4	53.1	91.7
Equity in net (earnings) losses of affiliates	1.4	(1.0)	(2.6)
Share-based compensation	22.9	23.1	20.4
(Gain) loss on foreign currency derivative instruments	22.5	(14.1)	(6.3)
Foreign exchange (gain) loss	7.1	(3.0)	(1.5)
Restructuring charges	17.0	168.8	—
Write-off of software development costs	13.6	—	—
Gain on insurance recoveries related to hurricane damage	—	—	(17.9)
Distributions from affiliates	4.5	7.0	5.5
Settlement of foreign currency derivative instruments	(20.0)	11.9	13.9
Cash payments for restructuring charges	(10.0)	(6.3)	—
Refundable Mexican value added tax	(43.2)	(58.7)	—
Settlement of treasury lock agreements	—	(25.8)	—
Deemed mandatory repatriation tax	—	—	(18.7)
Insurance proceeds related to hurricane damage	—	—	17.9
Changes in working capital items:
Accounts receivable	25.5	38.2	(67.4)
Materials and supplies	21.7	0.5	(4.5)
Other current assets	(22.8)	5.0	(39.2)
Accounts payable and accrued liabilities	16.0	9.4	(24.0)
Other, net	(2.6)	4.4	6.5
Net cash provided by operating activities	1,080.0	1,104.0	949.9
Investing activities:
Capital expenditures	(411.9)	(587.2)	(520.3)
Purchase or replacement of assets under operating leases	(78.2)	(39.0)	(98.9)
Property investments in MSLLC	(24.8)	(27.5)	(26.1)
Investments in and advances to affiliates	(7.4)	(36.7)	(19.2)
Insurance proceeds related to hurricane damage	—	—	7.6
Proceeds from disposal of property	12.9	22.1	8.7
Other, net	(16.6)	(8.0)	(3.7)
Net cash used for investing activities	(526.0)	(676.3)	(651.9)
Financing activities:
Net short-term borrowings	—	—	(348.1)
Proceeds from issuance of long-term debt	545.6	847.5	499.4
Repayment of long-term debt	(18.0)	(285.0)	(81.5)
Dividends paid	(152.3)	(144.3)	(147.5)
Shares repurchased	(888.9)	(792.5)	(243.5)
Debt issuance and retirement costs paid	(6.6)	(11.6)	(8.0)
Proceeds from employee stock plans	9.9	7.0	1.8
Net cash used for financing activities	(510.3)	(378.9)	(327.4)

Effect of exchange rate changes on cash	(4.3)	(0.5)	(4.2)

Cash and cash equivalents:
Net increase (decrease) during each year	39.4	48.3	(33.6)
At beginning of year	148.8	100.5	134.1
At end of year	$188.2	$148.8	$100.5
Supplemental information continued on next page.

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,

Continued from previous page.
	2020	2019	2018
	(In millions)
Supplemental cash flow information
Non-cash investing and financing activities:
Capital expenditures accrued but not yet paid at end of year	$22.3	$24.0	$26.9
Other investing activities accrued but not yet paid at the end of the year	31.9	31.2	53.8
Finance lease obligations incurred	0.8	—	—
Non-cash asset acquisitions	2.8	0.5	0.7
Dividends accrued but not yet paid at end of year	40.6	39.0	36.6
Cash payments:
Interest paid, net of amounts capitalized	$144.5	$110.5	$105.0
Income tax payments, net of refunds	182.3	170.5	221.0

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Changes in Equity
(In millions, except per share amounts)

	$25 Par Preferred Stock	$.01 Par Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total

Balance at December 31, 2017	$6.1	$1.0	$943.3	$3,611.4	$(12.9)	$316.5	$4,865.4
Reclassification due to adoption of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income				0.7	(0.7)		—
Net income				627.4		2.0	629.4
Other comprehensive income					2.7		2.7
Contributions from noncontrolling interest						1.2	1.2
Dividends on common stock ($1.44/share)			—	(146.7)			(146.7)
Dividends on $25 par preferred stock ($1.00/share)				(0.2)			(0.2)
Share repurchases	(0.4)	—	(21.1)	(222.0)			(243.5)
Options exercised and stock subscribed, net of shares withheld for employee taxes		—	4.0				4.0
Share-based compensation			20.4				20.4
Balance at December 31, 2018	5.7	1.0	946.6	3,870.6	(10.9)	319.7	5,132.7
Net income				538.9		1.9	540.8
Other comprehensive loss					(18.2)		(18.2)
Contributions from noncontrolling interest						1.8	1.8
Dividends on common stock ($1.48/share)			—	(146.5)			(146.5)
Dividends on $25 par preferred stock ($1.00/share)				(0.2)			(0.2)
Share repurchases	(0.1)	—	(48.4)	(661.5)			(710.0)
Forward contract for accelerated share repurchases			(82.5)				(82.5)
Options exercised and stock subscribed, net of shares withheld for employee taxes		—	4.1				4.1
Share-based compensation			23.9				23.9
Balance at December 31, 2019	5.6	1.0	843.7	3,601.3	(29.1)	323.4	4,745.9
Net income				617.0		2.1	619.1
Other comprehensive income					29.5		29.5
Contributions from noncontrolling interest						0.9	0.9
Dividends on common stock ($1.64/share)			—	(153.7)			(153.7)
Dividends on $25 par preferred stock ($1.00/share)				(0.2)			(0.2)
Share repurchases	(0.2)	(0.1)	(51.3)	(844.8)			(896.4)
Forward contract for accelerated share repurchases			(75.0)				(75.0)
Settlement of forward contract for accelerated share repurchases			82.5				82.5
Options exercised and stock subscribed, net of shares withheld for employee taxes		—	6.2				6.2
Share-based compensation			24.8				24.8
Balance at December 31, 2020	$5.4	$0.9	$830.9	$3,219.6	$0.4	$326.4	$4,383.6
See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements)

Note 1. Description of the Business
Kansas City Southern (“KCS” or the “Company”), a Delaware corporation, is a holding company with principal operations in rail transportation.
The Company is engaged in the freight rail transportation business operating through a single coordinated rail network under one reportable business segment. The Company generates revenues and cash flows by providing its customers with freight delivery services both within its regions, and throughout North America through connections with other Class I rail carriers. KCS’s customers conduct business in a number of different industries, including electric-generating utilities, chemical and petroleum products, paper and forest products, agriculture and mineral products, automotive products, and intermodal transportation.
The primary subsidiaries of the Company consist of the following:
•The Kansas City Southern Railway Company (“KCSR”), a wholly-owned consolidated subsidiary. KCSR is a U.S. Class I railroad that services the midwest and southeast regions of the United States;
•Kansas City Southern de México, S.A. de C.V. (“KCSM”), a wholly-owned consolidated subsidiary which operates under the rights granted by the concession acquired from the Mexican government in 1997 (the “Concession”) as described below;
•Mexrail, Inc. (“Mexrail”), a wholly-owned consolidated subsidiary; which wholly owns The Texas Mexican Railway Company (“Tex-Mex”);
•KCSM Servicios, S.A. de C.V. (“KCSM Servicios”), a wholly-owned consolidated subsidiary which provides employee services to KCSM; and
•Meridian Speedway, LLC (“MSLLC”), a seventy percent-owned consolidated affiliate. MSLLC owns the former KCSR rail line between Meridian, Mississippi and Shreveport, Louisiana, which is the portion of the rail line between Dallas, Texas and Meridian known as the “Meridian Speedway”.
Including equity investments in:
•Panama Canal Railway Company (“PCRC”), a fifty percent-owned unconsolidated affiliate which provides ocean to ocean freight and passenger services along the Panama Canal;
•TFCM, S. de R.L. de C.V. (“TCM”), a forty-five percent-owned unconsolidated affiliate that operates a bulk liquid terminal in San Luis Potosí, Mexico;
•Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”), a twenty-five percent-owned unconsolidated affiliate that provides railroad services as well as ancillary services in the greater Mexico City area; and
•PTC-220, LLC (“PTC-220”), a fourteen percent-owned unconsolidated affiliate that holds the licenses to large blocks of radio spectrum and other assets for positive train control.
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
KCSM Servicios union employees are covered by one labor agreement, which was signed on April 16, 2012, between KCSM Servicios and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (“Mexican Railroad Union”), and which remains in effect during the period of the Concession, for the purpose of regulating the relationship between the parties. Approximately 79% of KCSM Servicios employees are covered by this labor agreement.
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
Other revenues, including switching, storage, and demurrage are distinct services and are recognized as services are performed or as contractual obligations are fulfilled. The consideration for other revenue is allocated between the separate services based upon the stand-alone transaction price.
Foreign Exchange Gain (Loss). For financial reporting purposes, foreign subsidiaries maintain records in U.S. dollars, which is the functional currency. The dollar is the currency that reflects the economic substance of the underlying events and circumstances relevant to the entity. Monetary assets and liabilities denominated in Mexican pesos (“pesos” or “Ps.”) are remeasured into U.S. dollars (“dollars”) using current exchange rates. The difference between the exchange rate on the date of the transaction and the exchange rate on the settlement date, or balance sheet date if not settled, is included in the income statement as foreign exchange gain or loss.
Cash Equivalents. Short-term liquid investments with an initial maturity of three months or less are classified as cash and cash equivalents.
Accounts Receivable, net. Accounts receivable are net of an allowance for uncollectible accounts as determined by historical experience and adjusted for economic uncertainties, known trends, and reasonable supportable forecasts. Accounts are charged to the allowance when a customer enters bankruptcy, when an account has been transferred to a collection agent or submitted for legal action, or when a customer is significantly past due and all available means of collection have been exhausted. At December 31, 2020 and 2019, the allowance for estimated credit losses was $7.8 million and $7.0 million, respectively. For the years ended December 31, 2020, 2019 and 2018, bad debt expense was $1.5 million, $0.4 million and $0.3 million, respectively.
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
Property and Equipment (including Concession Assets). KCS capitalizes costs for self-constructed additions and improvements to property including direct labor and material, indirect costs, and interest during long-term construction projects. For purchased assets, all costs necessary to make the asset ready for its intended use are capitalized. Expenditures that significantly increase asset values, productive capacity, efficiency, safety or extend useful lives are capitalized. Repair and maintenance costs are expensed as incurred. The Company has a process in place to determine which costs qualify for capitalization, which requires judgment.
KCS capitalizes certain costs incurred with developing or obtaining internal-use software. Costs incurred during the preliminary project and post-implementation stage, as well as maintenance and training costs are expensed as incurred.
Property and equipment are carried at cost and are depreciated primarily on the group method of depreciation, which the Company believes closely approximates a straight line basis over the estimated useful lives of the assets measured in years. The group method of depreciation applies a composite rate to classes of similar assets rather than to individual assets. Composite depreciation rates are based upon the Company’s estimates of the expected average useful lives of assets as well as expected net salvage value at the end of their useful lives. In developing these estimates, the Company utilizes periodic depreciation studies performed by an independent engineering firm. Depreciation rate studies are performed at least every three years for equipment and at least every six years for road property (rail, ties, ballast, etc.). The Company completed depreciation studies for KCSM in 2020 and KCSR in 2019. The impacts of the studies were immaterial to the consolidated financial results for all periods.
Under the group method of depreciation, the cost of railroad property and equipment (net of salvage or sales proceeds) retired or replaced in the normal course of business is charged to accumulated depreciation with no gain or loss recognized.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
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
Impairment of Long-Lived Assets. Long-lived assets, including property and equipment, operating lease right-of-use assets and intangible assets with finite lives are reviewed for impairment and written down to fair value when events or circumstances indicate that the carrying amount of a long-lived asset or asset group may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value would be reduced to the estimated fair value. Future cash flow estimates for an impairment review would be based on the lowest level of identifiable cash flows, which are the Company’s U.S. and Mexican operations. During the year ended December 31, 2020, $13.6 million of expense was recognized related to costs previously capitalized for the development of internal-use software. The development of the software was cancelled prior to completion and had no further use. Other than the abnormal impairments related to the implementation of Precision Scheduled Railroading (“PSR”), management did not identify any indicators of impairment for the years ended December 31, 2020 and 2019.
Leases. During the first quarter of 2019, the Company adopted ASU No. 2016-02, Leases, also known as Accounting Standard Codification (“ASC”) Topic 842. Prior to 2019, the Company accounted for leases under ASC Topic 840, Leases and for the year ended December 31, 2018, had $49.3 million of rental expense under operating leases. The Company leases transportation equipment, as well as office and other operating facilities, under various finance and operating leases. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the implicit rate is not readily determinable in most of the Company’s lease agreements, the Company uses its estimated secured incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease expense is recognized on a straight-line basis over the lease term.
The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of approximately 1 year to 9 years, which may include the option to extend the lease when it is reasonably certain the Company will exercise that option. The Company does not separately identify lease and nonlease components (i.e. maintenance costs) except for fleet vehicles and real estate. The Company does not have lease agreements with residual value guarantees, sale leaseback terms or material restrictive covenants. Additionally, short-term leases and leases with variable lease costs are immaterial, and the Company does not have any sublease arrangements.
Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in business combinations. As of December 31, 2020 and 2019, the goodwill balance was $13.2 million, which is included in other assets in the consolidated balance sheets. Goodwill is not amortized, but is reviewed at least annually, or more frequently as indicators warrant, for impairment. An impairment loss would be recognized to the extent that the carrying amount exceeds the reporting units’ fair values. The Company performed its annual impairment review for goodwill during the fourth quarter of 2020 and 2019, and concluded there was no impairment.
Investments and Impairment. The Company reviews equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable in accordance with generally accepted accounting principles. This determination requires significant judgment. In making this judgment, the Company considers available quantitative and qualitative evidence in evaluating potential impairment of these investments. If it is determined that an indicator of impairment exists, the Company assesses whether the carrying value exceeds the fair value of the asset. If the carrying value of the investment exceeds its fair value, the Company will evaluate, among other factors, general market conditions, the duration and extent to which the carrying value is greater than the fair value, and KCS’s intent and ability to hold, or plans to sell, the investment. The Company also considers specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
impairment charge will be recorded and a new carrying basis in the investment will be established. No impairment charges were recognized during the years ended December 31, 2020 and 2019.
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
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

Note 3. Restructuring Charges
COVID-19. In March 2020, the World Health Organization categorized Coronavirus Disease 2019 (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The U.S. and Mexico governments have deemed rail transportation as “critical infrastructure” providing essential services during this global emergency. As a provider of critical infrastructure, Kansas City Southern has an obligation to keep employees working and freight moving. KCS remains focused on protecting the health and well-being of its employees and the communities in which it operates while assuring the continuity of its business operations.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which includes modifications to the limitation on business interest expense and net operating loss provisions, and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. Payments of approximately $11.0 million of employer payroll taxes otherwise due in 2020, were delayed with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022. The CARES Act did not have a material impact on the Company’s consolidated financial statements.
The Company began to experience the impacts of COVID-19 on customer demand in late March 2020. Volumes significantly declined in the second quarter of 2020; however, by early June volumes began to rapidly rebound. For the year ended December 31, 2020, revenues declined 8%, as compared to the same period in 2019, primarily due to lower volumes as a result of COVID-19 and service interruptions at Lazaro Cardenas due to KCSM right-of-way blockages from teachers’ protests, lower fuel surcharge due to lower fuel prices and the weakening of the Mexican peso against the U.S dollar.
As revenues declined in the second quarter of 2020, the Company responded quickly and implemented a variety of cost-saving measures and accelerated PSR initiatives by further consolidating trains, which increased train length and reduced crew costs. In June of 2020, the Company offered a voluntary separation program, which resulted in a restructuring charge of $9.7 million for the year ended December 31, 2020, consisting of severance and benefit costs that will be paid out in either lump-sum payments or incrementally over a six to twelve-month period. Approximately 6% of management employees were irrevocably accepted into the voluntary separation program.
PSR. During 2019, the Company began implementing principles of PSR, which focus on providing reliable customer service, facilitating growth, improving asset utilization, and improving the cost profile of the Company. As a result of the PSR initiatives in 2019, management approved four separate restructuring plans that totaled $168.8 million. The restructuring plans were substantially completed in 2019.
During 2020, the Company recognized approximately $7.3 million in additional restructuring charges related to PSR. During the first quarter of 2020, the Company purchased 91 locomotives for $78.2 million that were part of two existing leases. Of the 91 locomotives, 13 were impaired during the fourth quarter of 2019. The purchase of the impaired lease locomotives resulted in $6.0 million of make-whole payments recognized as incremental restructuring charges in the first quarter of 2020. During the second quarter of 2020, the Company recognized approximately $1.3 million of restructuring charges from the disposal of held for sale equipment.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
Expenses related to PSR initiatives and the voluntary separation program are shown in the following table (in millions):

	Years ended
	December 31, 2020	December 31, 2019
Restructuring charges:
Asset impairments	$7.3	$157.8
Workforce reduction	9.7	7.0
Contract restructuring	—	4.0
Total restructuring charges	$17.0	$168.8
Asset Impairments. During 2019, the Company committed to plans to dispose of certain locomotives and freight cars to increase operational fluidity, reduce maintenance expense, and improve labor and fuel efficiency. Accordingly, the Company performed an impairment analysis to adjust the carrying amount of each asset to the lower of its depreciated book value or its estimated fair value, less costs to dispose, and stopped recognizing depreciation expense. Additionally, the Company wrote-off parts inventory associated with the locomotive and freight car models that were disposed. During 2020, the purchase of impaired lease locomotives resulted in make-whole payments recognized as incremental restructuring charges.
Workforce Reduction. The Company recognized severance costs associated with the voluntary separation program and PSR initiatives which focused on improving the cost profile of the Company.
Contract Restructuring. The Company terminated certain third-party vendor contracts in order to drive operational efficiencies, which resulted in contract termination penalties.

Note 4. Leases

Leases	Classification	December 31, 2020	December 31, 2019
Assets		(in millions)
Operating	Operating lease right-of-use assets	$70.9	$158.4
Finance	Property and equipment (including Concession assets), net	5.7	8.7
Total leased assets		$76.6	$167.1

Liabilities
Current
Operating	Accounts payable and accrued liabilities	$24.6	$45.4
Finance	Long-term debt due within one year	2.3	1.9
Noncurrent
Operating	Long-term operating lease liabilities	45.4	85.7
Finance	Long-term debt	5.2	6.8
Total lease liabilities		$77.5	$139.8

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

		Years ended
Lease Cost	Classification	December 31, 2020	December 31, 2019
Operating lease cost:		(in millions)
	Equipment costs	$23.3	$43.0
	Materials and other	5.0	10.7
Finance lease cost:
Amortization of finance lease assets	Depreciation and amortization	1.6	2.7
Interest on lease liabilities	Interest expense	0.9	1.1
Total lease cost		$30.8	$57.5

	Years ended
Cash Flow Information	December 31, 2020	December 31, 2019
	(in millions)
Cash paid for operating leases included in operating activities	$45.6	$58.7
Cash paid for finance leases included in operating activities	0.9	1.1
Cash paid for finance leases included in financing activities	2.0	2.7
Right-of-use assets obtained in exchange for operating lease liabilities	18.4	35.2
Right-of-use assets obtained in exchange for financing lease liabilities	0.8	—

Lease Term and Discount Rate	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	3.7	4.9
Finance leases	3.1	3.9
Weighted-average discount rate
Operating leases	3.1%	3.9%
Finance leases	11.4%	11.1%

Remaining Maturities of Lease Liabilities Year Ending December 31 (in millions),	Operating Leases	Finance Leases
2021	$26.6	$2.9
2022	18.5	2.9
2023	12.6	2.6
2024	10.3	0.3
2025	3.4	—
Thereafter	3.1	—
Total lease payments	74.5	8.7
Less imputed interest	4.5	1.2
Total	$70.0	$7.5

As of December 31, 2020, the Company did not have any additional operating or financing leases that had not yet commenced.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
Note 5. Revenue
Disaggregation of Revenue
The following table presents revenues disaggregated by the major commodity groups as well as the product types included within the major commodity groups (in millions). The Company believes disaggregation by product type best depicts how cash flows are affected by economic factors. See Note 19, Geographic Information in the consolidated financial statements for revenues by geographical area.

	Years ended December 31,
	2020	2019	2018
Chemical & Petroleum
Chemicals	$236.7	$246.9	$236.3
Petroleum	375.0	341.8	241.9
Plastics	152.1	148.5	143.9
Total	763.8	737.2	622.1

Industrial & Consumer Products
Forest Products	247.8	261.4	268.0
Metals & Scrap	188.4	232.9	208.2
Other	101.5	116.1	114.8
Total	537.7	610.4	591.0

Agriculture & Minerals
Grain	299.6	298.4	289.9
Food Products	154.6	149.4	145.7
Ores & Minerals	21.8	25.0	20.9
Stone, Clay & Glass	29.4	33.5	29.9
Total	505.4	506.3	486.4

Energy
Utility Coal	105.6	126.9	117.3
Coal & Petroleum Coke	41.8	43.2	44.3
Frac Sand	11.3	27.4	37.4
Crude Oil	36.3	48.7	57.3
Total	195.0	246.2	256.3

Intermodal	319.1	370.2	382.8

Automotive	172.7	255.6	253.2

Total Freight Revenues	2,493.7	2,725.9	2,591.8

Other Revenue	138.9	140.1	122.2

Total Revenues	$2,632.6	$2,866.0	$2,714.0

Major customers
No individual customer makes up greater than 10% of total consolidated revenues.
Contract Balances
The amount of revenue recognized in 2020 from performance obligations partially satisfied in the previous year was $17.7 million. The performance obligations that were unsatisfied or partially satisfied as of December 31, 2020, were $28.0 million, which represents in-transit shipments that are fully satisfied the following month.
A receivable is any unconditional right to consideration, and is recognized as shipments have been completed and the relating performance obligation has been fully satisfied. At December 31, 2020 and 2019, the accounts receivable, net balance

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
was $247.1 million and $274.2 million, respectively. Contract assets represent a conditional right to consideration in exchange for goods or services. The Company did not have any contract assets at December 31, 2020 and 2019.
Contract liabilities represent consideration received in advance from customers, and are recognized as revenue over time as the relating performance obligation is satisfied. The amount of revenue recognized in 2020 that was included in the opening contract liability balance was $30.2 million. The Company has recognized contract liabilities within the accounts payable and accrued liabilities financial statement caption on the balance sheet. These are considered current liabilities as they will be settled in less than 12 months.
The following tables summarize the changes in contract liabilities (in millions):

Contract liabilities	Years ended December 31,
	2020	2019
Beginning balance	$30.5	$32.4
Revenue recognized that was included in the contract liability balance at the beginning of the period	(30.2)	(32.4)
Increases due to consideration received, excluding amounts recognized as revenue during the period	29.6	30.5
Ending balance	$29.9	$30.5

Note 6. Hurricane Harvey
In late August 2017, Hurricane Harvey made landfall on the Texas coast and caused flood damage to the Company’s track infrastructure and significantly disrupted the Company’s rail service. The Company filed a claim in the fourth quarter of 2017 under its insurance program for property damage, incremental expenses, and lost profits caused by Hurricane Harvey. In the third quarter of 2017, the Company recognized a receivable for probable insurance recovery offsetting the impact of incremental expenses recognized in the quarter. During 2018, the Company partially settled its insurance claim for $35.5 million. As a result of the nonrefundable partial settlement, the Company recognized gain on insurance recoveries of $17.9 million, net of the self-insured retention and insurance receivable. The Company received the nonrefundable cash proceeds of $25.5 million from the partial settlement in the fourth quarter of 2018. Final settlement of the insurance claim is dependent upon costs incurred with an ongoing bridge construction project expected to be completed in 2021 and will be immaterial to the consolidated financial statements.

Note 7. Earnings Per Share
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
The following table reconciles the basic earnings per share computation to the diluted earnings per share computation (in millions, except share and per share amounts):

	2020	2019	2018
Net income available to common stockholders for purposes of computing basic and diluted earnings per share	$616.8	$538.7	$627.2
Weighted-average number of shares outstanding (in thousands):
Basic shares	93,826	99,316	101,852
Effect of dilution	489	431	418
Diluted shares	94,315	99,747	102,270
Earnings per share:
Basic earnings per share	$6.57	$5.42	$6.16
Diluted earnings per share	$6.54	$5.40	$6.13

Potentially dilutive shares excluded from the calculation (in thousands):	2020	2019	2018
Stock options excluded as their inclusion would be anti-dilutive	75	121	117

Note 8. Property and Equipment (including Concession Assets)
The following tables list the major categories of property and equipment, including Concession assets, as well as the weighted-average composite depreciation rate for each category (in millions):

As of December 31, 2020	Cost	Accumulated Depreciation	Net Book Value	Depreciation Rates for 2020
Land	$227.5	$—	$227.5	N/A
Concession land rights	141.1	(30.8)	110.3	1.0%
Rail and other track material	2,147.5	(389.8)	1,757.7	1.8-3.2%
Ties	1,753.5	(420.2)	1,333.3	1.4-5.0%
Grading	998.5	(190.0)	808.5	1.0%
Bridges and tunnels	858.5	(171.3)	687.2	1.3%
Ballast	867.4	(245.3)	622.1	2.2-4.7%
Other (a)	1,549.0	(477.6)	1,071.4	2.7%
Total road property	8,174.4	(1,894.2)	6,280.2	2.6%
Locomotives	1,713.6	(478.7)	1,234.9	4.8%
Freight cars	970.4	(210.6)	759.8	2.2%
Other equipment	80.6	(36.6)	44.0	4.5%
Total equipment	2,764.6	(725.9)	2,038.7	3.9%
Technology and other	372.6	(253.4)	119.2	18.7%
Construction in progress	221.9	—	221.9	N/A
Total property and equipment (including Concession assets)	$11,902.1	$(2,904.3)	$8,997.8	N/A
_____________
(a)Other includes signals, buildings and other road assets.

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
_____________
(a)Other includes signals, buildings and other road assets.
Concession assets, net of accumulated amortization of $709.7 million and $678.1 million, totaled $2,383.5 million and $2,335.5 million at December 31, 2020 and 2019, respectively.
Depreciation and amortization of property and equipment (including Concession assets) totaled $357.9 million, $350.7 million and $346.7 million, for 2020, 2019, and 2018, respectively.
In the fourth quarter of 2020, $13.6 million of expense was recognized related to costs previously capitalized for the development of internal-use software. The development of the software was cancelled prior to completion and had no further use. The expense was recognized in write-off of software development costs in the consolidated statements of income.

Note 9. Other Balance Sheet Captions
Other Current Assets. Other current assets included the following items at December 31 (in millions):

	2020	2019
Refundable Mexican value added tax	$—	$60.2
Prepaid income taxes	15.8	0.3
Advances to affiliates	9.2	47.3
Prepaid expenses	23.3	21.0
Property held for sale	3.6	11.3
Other	11.4	14.9
Other current assets	$63.3	$155.0

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities included the following items at December 31 (in millions):

	2020	2019
Accounts payable	$174.6	$157.1
Income and other taxes	27.3	34.4
Accrued wages and vacation	82.4	79.0
Short-term operating lease liability	24.6	45.4
Derailments, personal injury and other claim provisions	39.0	38.5
Dividends payable	40.2	38.7
Contract liabilities	29.9	30.5
Interest payable	26.2	23.1
Other	25.8	26.6
Accounts payable and accrued liabilities	$470.0	$473.3

Note 10. Fair Value Measurements
The Company’s assets and liabilities recognized at fair value have been categorized based upon a fair value hierarchy as described in Note 2, Significant Accounting Policies. As of December 31, 2020, the Company’s derivative financial instruments are measured at fair value on a recurring basis and consist of foreign currency forward and option contracts and treasury lock agreements, which are classified as Level 2 valuations. The Company determines the fair value of its derivative financial instrument positions based upon pricing models using inputs observed from actively quoted markets and also takes into consideration the contract terms as well as other inputs, including market currency exchange rates and in the case of option contracts, volatility, the risk-free interest rate and the time to expiration.
The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings. The carrying value of the short-term financial instruments approximates their fair value.
The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The carrying value of the Company’s debt was $3,770.8 million and $3,246.0 million at December 31, 2020 and 2019, respectively. If the Company’s debt were measured at fair value, the fair value measurements of the individual debt instruments would have been classified as Level 2 in the fair value hierarchy.
The fair value of the Company’s financial instruments is presented in the following table (in millions):

	December 31, 2020	December 31, 2019
	Level 2	Level 2
Assets
Foreign currency derivative instruments	$—	$2.5
Treasury lock agreements	35.6	—
Liabilities
Debt instruments	4,368.6	3,535.7

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
Note 11. Derivative Instruments
The Company enters into derivative transactions in certain situations based on management’s assessment of current market conditions and perceived risks. Management intends to respond to evolving business and market conditions and in doing so, may enter into such transactions as deemed appropriate.
Credit Risk. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages this risk by limiting its counterparties to large financial institutions which meet the Company’s credit rating standards and have an established banking relationship with the Company. As of December 31, 2020, the Company did not expect any losses as a result of default of its counterparties.
Interest Rate Derivative Instruments. During 2020, the Company executed six 30-year treasury lock agreements with an aggregate notional value of $650.0 million and a weighted-average interest rate of 1.58%. The purpose of the treasury locks is to hedge the U.S. Treasury benchmark interest rate associated with future interest payments related to the anticipated refinancing of the $444.7 million principal amount of 3.00% senior notes due May 15, 2023 (the “3.00% Senior Notes”) and the $200.0 million principal amount of 3.85% senior notes due November 15, 2023 (the “3.85% Senior Notes”). The Company has designated the treasury locks as cash flow hedges and recorded unrealized gains and losses in accumulated other comprehensive income (loss). Upon settlement, the unrealized gain or loss in accumulated other comprehensive income (loss) will be amortized to interest expense over the life of the future underlying debt issuances.
In May 2017, the Company executed four treasury lock agreements with an aggregate notional value of $275.0 million and a weighted-average interest rate of 2.85%. The purpose of the treasury locks was to hedge the U.S. Treasury benchmark interest rate associated with future interest payments related to the anticipated refinancing of the $275.0 million, 2.35% senior notes due May 15, 2020 (the “2.35% Senior Notes”). The Company designated the treasury locks as cash flow hedges and recorded unrealized gains and losses in accumulated other comprehensive income (loss). During the fourth quarter of 2019, KCS issued $425.0 million principal amount of 2.875% senior notes due November 15, 2029 (the “2.875% Senior Notes”), effectively completing the refinancing of the 2.35% Senior Notes, and settled the treasury lock agreements, resulting in cash paid of $25.8 million. This amount was included in accumulated other comprehensive income (loss) and is being amortized to interest expense over the life of the new 2.875% Senior Notes, increasing the effective interest rate on the notes to 3.60%. The settlement and amortization associated with treasury lock agreements are classified as operating activities within the consolidated statements of cash flows.
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
The foreign currency forward contracts involve the Company’s purchase of Mexican pesos and/or U.S. dollars at an agreed-upon weighted-average exchange rate to each U.S dollar or Mexican Peso. The zero-cost collars involve the Company’s purchase of a Mexican peso call option and a simultaneous sale of a Mexican peso put option, with equivalent U.S. dollar notional amounts for each option and no net cash premium paid by the Company.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
Below is a summary of the Company’s 2020, 2019 and 2018 foreign currency derivative contracts (amounts in millions, except Ps./USD):

Foreign currency forward contracts
	Contracts to sell Ps./receive USD					Offsetting contracts to purchase Ps./pay USD
	Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Cash received/(paid) on settlement
Contracts executed in 2020 and settled in 2020	$75.0	Ps.	1,555.5	Ps.	20.7	$78.0	Ps.	1,555.5	Ps.	20.0	$(2.9)

	Contracts to purchase Ps./pay USD					Offsetting contracts to sell Ps./receive USD
	Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Cash received/(paid) on settlement
Contracts executed in 2020 and settled in 2020	$555.0	Ps.	11,254.3	Ps.	20.3	$534.3	Ps.	11,254.3	Ps.	21.1	$(20.7)
Contracts executed in 2019 and settled in 2020	$105.0	Ps.	2,041.2	Ps.	19.4	$108.6	Ps.	2,041.2	Ps.	18.8	$3.6
Contracts executed in 2019 and settled in 2019	$400.0	Ps.	7,892.5	Ps.	19.7	$410.7	Ps.	7,892.5	Ps.	19.2	$10.7
Contracts executed in 2018 and settled in 2019	$20.0	Ps.	410.9	Ps.	20.5	$20.9	Ps.	410.9	Ps.	19.6	$0.9

Foreign currency zero-cost collar contracts
	Notional amount	Cash received/(paid) on settlement
Contracts executed in 2018 and settled in 2019	$120.0		$0.3
Contracts executed in 2018 and settled in 2018	$220.0		$3.9
Contracts executed in 2017 and settled in 2018	$80.0		$10.0
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
Offsetting. The Company’s treasury lock agreements and foreign currency forward and zero-cost collar contracts are executed with counterparties in the U.S. and are governed by an International Swaps and Derivatives Association agreement that includes standard netting arrangements. Asset and liability positions from contracts with the same counterparty are net settled upon maturity/expiration and presented on a net basis in the consolidated balance sheets prior to settlement. There was no offsetting of derivative assets or liabilities in the consolidated balance sheets as of December 31, 2020 and 2019.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
The following table presents the fair value of derivative instruments included in the consolidated balance sheets at December 31 (in millions):

	Derivative Assets
	Balance Sheet Location	2020	2019
Derivatives designated as hedging instruments:
Treasury lock agreements	Other assets	$35.6	$—
Total derivatives designated as hedging instruments		35.6	—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	—	2.5
Total derivatives not designated as hedging instruments		—	2.5
Total derivative assets		$35.6	$2.5

The following tables present the effects of derivative instruments on the consolidated statements of income and consolidated statements of comprehensive income for the years ended December 31 (in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative			Location of Gain/(Loss) Reclassified from AOCI into Income	Amount of Gain/(Loss) Reclassified from AOCI into Income
	2020	2019	2018		2020	2019	2018
Treasury lock agreements	$35.6	$(23.8)	$3.6	Interest expense	$(2.4)	$(0.2)	$—
Total	$35.6	$(23.8)	$3.6		$(2.4)	$(0.2)	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		2020	2019	2018
Foreign currency forward contracts	Foreign exchange gain (loss)	$(22.5)	$14.1	$—
Foreign currency zero-cost collar contracts	Foreign exchange gain (loss)	—	—	6.3
Total		$(22.5)	$14.1	$6.3

See Note 10, Fair Value Measurements, for the determination of the fair values of derivatives.

Note 12. Short-Term Borrowings
Commercial Paper. The Company’s commercial paper program generally serves as the primary means of short-term funding. As of December 31, 2020, and 2019, KCS had no commercial paper outstanding. For the years ended December 31, 2020, 2019 and 2018, commercial paper borrowings were outstanding for less than 90 days and the related activity is presented on a net basis in the consolidated statements of cash flows.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
Note 13. Long-Term Debt
Long-term debt at December 31 (in millions):

	2020			2019
	Principal	Unamortized Discount and Debt Issuance Costs	Net	Principal	Unamortized Discount and Debt Issuance Costs	Net
Revolving credit facilities, variable interest rate, due 2024	$—	$—	$—	$—	$—	$—
KCS 3.00% senior notes, due 2023	439.1	1.7	437.4	439.1	2.5	436.6
KCS 3.85% senior notes, due 2023	199.2	0.8	198.4	199.2	1.1	198.1
KCS 3.125% senior notes, due 2026	250.0	2.0	248.0	250.0	2.4	247.6
KCS 2.875% senior notes, due 2029	425.0	3.8	421.2	425.0	4.2	420.8
KCS 4.30% senior notes, due 2043	448.7	8.5	440.2	448.7	8.8	439.9
KCS 4.95% senior notes, due 2045	499.2	6.9	492.3	499.2	7.2	492.0
KCS 4.70% senior notes, due 2048	500.0	5.8	494.2	500.0	6.0	494.0
KCS 3.50% senior notes, due 2050	550.0	10.8	539.2	—	—	—
KCS 4.20% senior notes, due 2069	425.0	6.9	418.1	425.0	7.0	418.0
KCSR 3.85% to 4.95% senior notes, due through 2045	2.7	—	2.7	2.7	—	2.7
KCSM 3.00% senior notes, due 2023	5.6	—	5.6	5.6	—	5.6
RRIF loans 2.96% to 4.29%, due serially through 2037	66.2	0.4	65.8	70.2	0.4	69.8
Financing agreements 9.311%, due serially through 2020	—	—	—	12.0	—	12.0
Finance lease obligations, due serially to 2025	7.5	—	7.5	8.7	—	8.7
Other debt obligations	0.2	—	0.2	0.2	—	0.2
Total	3,818.4	47.6	3,770.8	3,285.6	39.6	3,246.0
Less: Debt due within one year	6.4	—	6.4	18.0	—	18.0
Long-term debt	$3,812.0	$47.6	$3,764.4	$3,267.6	$39.6	$3,228.0
Revolving Credit Facility
KCS, with certain of its domestic subsidiaries named therein as guarantors, has a $600.0 million senior unsecured revolving credit facility (the “Revolving Credit Facility”), with a $25.0 million standby letter of credit facility which, if utilized, constitutes usage under the Revolving Credit Facility. The Revolving Credit Facility serves as a backstop for KCS’s commercial paper program (the “Commercial Paper Program”) which generally serves as the Company’s primary means of short-term funding.
Borrowings under the Revolving Credit Facility bear interest at floating rates. Depending on the Company’s credit rating, the margin that KCS would pay above the London Interbank Offered Rate (“LIBOR”) at any point is between 1.000% and 1.750%. As of December 31, 2020, the margin was 1.25% based on KCS’s current credit rating.
The Revolving Credit Facility is guaranteed by KCSR, together with certain domestic subsidiaries named therein as guarantors and matures on March 8, 2024. The Revolving Credit Facility agreement contains representations, warranties, covenants and events of default that are customary for credit agreements of this type. The occurrence of an event of default could result in the termination of the commitments and the acceleration of the repayment of any outstanding principal balance on the Revolving Credit Facility and the Commercial Paper Program.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
As of December 31, 2020 and 2019, KCS had no outstanding borrowings under the revolving credit facility.
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
On April 22, 2020, KCS issued $550.0 million principal amount of senior unsecured notes due May 1, 2050 (the “3.50% Senior Notes”), which bear interest semiannually at a fixed annual rate of 3.50%. The 3.50% Senior Notes were issued at a discount to par value, resulting in a $4.4 million discount and a yield to maturity of 3.543%. The net proceeds from the offering were used for general corporate purposes, including to repurchase shares of KCS’s common stock.
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
Locomotive Financing Agreements
During 2011, KCSM entered into financing agreements totaling $91.0 million to purchase locomotives. The agreements matured and final payment was made during December 2020. Prior to repayment, the financing agreements were payable on a quarterly basis and contained annual interest rates of 9.311%.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
Debt Covenants Compliance
The Company was in compliance with all of its debt covenants as of December 31, 2020.
Other Debt Provisions
Certain loan agreements and debt instruments entered into or guaranteed by the Company and its subsidiaries provide for default in the event of a specified change in control of the Company or particular subsidiaries of the Company.
Debt Maturities
Minimum annual payments for debt maturities are as follows (in millions):

Years	Long-Term Debt	Net Present Value Finance Leases	Total
2021	$4.1	$2.3	$6.4
2022	4.3	2.5	6.8
2023	649.2	2.4	651.6
2024	4.7	0.3	5.0
2025	5.1	—	5.1
Thereafter	3,143.5	—	3,143.5
Total	$3,810.9	$7.5	$3,818.4

Note 14. Income Taxes
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
Mexican Fuel Excise Tax Credit. Fuel purchases in Mexico are subject to an excise tax that is included in the price of fuel. Through April 29, 2019, the Company was eligible for a credit for the excise tax included in the price of fuel that is purchased and consumed in locomotives and certain work equipment in Mexico. For year 2018, the Mexican fuel excise tax credit (“IEPS credit”) was utilized and realized through the offset of the total annual Mexico income tax liability and income tax withholding payment obligations of KCSM, with no carryforward to future periods and recognized as a benefit in operating expenses on the consolidated statements of income.
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
of foreign subsidiaries. The Tax Reform Act permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a 21% rate, effective January 1, 2018.
Included in the Tax Reform Act were the global intangible low-taxed income (“GILTI”) provisions. The Company elected to account for GILTI tax in the period in which it is incurred. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Treasury Department issued final regulations in July 2020 that provide for a high-tax exception to the GILTI tax that were retroactive to tax years beginning after December 31, 2017. The Company recognized a $14.5 million tax benefit in 2020 for the reversal of 2018 and 2019 GILTI tax expense recognized in prior years’ consolidated financial statements.
Tax Expense. Income tax expense consists of the following components (in millions):

	2020	2019	2018
Current:
Federal	$(1.9)	$22.3	$(10.5)
State and local	1.6	1.8	0.7
Foreign	155.0	170.4	175.6
Total current	154.7	194.5	165.8
Deferred:
Federal	49.4	27.5	77.6
State and local	13.8	14.8	9.1
Foreign	(13.8)	10.8	5.0
Total deferred	49.4	53.1	91.7
Total income tax expense	$204.1	$247.6	$257.5
Income before income taxes consists of the following (in millions):

	2020	2019	2018
Income before income taxes:
U.S.	$329.0	$250.3	$366.2
Foreign	494.2	538.1	520.7
Total income before income taxes	$823.2	$788.4	$886.9

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 follow (in millions):

	2020	2019
Assets:
Reserves not currently deductible for tax	$44.6	$36.8
Tax credit and loss carryovers	25.4	21.5
Compensation and benefits	24.7	23.1
Lease liability	19.7	35.1
Other	12.6	22.4
Gross deferred tax assets before valuation allowance	127.0	138.9
Valuation allowance	(3.5)	(4.4)
Net deferred tax assets	123.5	134.5
Liabilities:
Property	(1,233.8)	(1,181.3)
Investments	(54.9)	(52.4)
Other	(20.2)	(28.8)
Gross deferred tax liabilities	(1,308.9)	(1,262.5)
Net deferred tax liability	$(1,185.4)	$(1,128.0)
Tax Rates. Differences between the Company’s effective income tax rate and the U.S. federal statutory income tax rate of 21% follow (in millions):

	2020		2019		2018
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Income tax expense using the statutory rate in effect	$172.9	21.0%	$165.6	21.0%	$186.2	21.0%
Tax effect of:
Difference between U.S. and foreign tax rate	44.1	5.4%	47.6	6.0%	46.1	5.2%
GILTI tax, net	(14.5)	(1.8%)	2.7	0.3%	11.8	1.3%
Tax credits	(13.8)	(1.7%)	(16.8)	(2.1%)	(14.2)	(1.6%)
State and local income tax provision, net	12.5	1.5%	11.5	1.5%	7.5	0.8%
Withholding tax	9.9	1.2%	9.5	1.2%	11.2	1.3%
Foreign exchange (i)	(3.4)	(0.4%)	35.9	4.6%	21.8	2.5%
Mexican fuel excise tax credit, net (ii)	—	—	(12.8)	(1.6%)	—	—
Change in U.S. tax rate	—	—	—	—	(2.2)	(0.3%)
Deemed mandatory repatriation	—	—	—	—	(18.7)	(2.1%)
Other, net	(3.6)	(0.4%)	4.4	0.5%	8.0	0.9%
Income tax expense	$204.1	24.8%	$247.6	31.4%	$257.5	29.0%
_____________________
(i)Mexican income taxes are paid in Mexican pesos, and as a result, the effective income tax rate reflects fluctuations in the value of the Mexican peso against the U.S. dollar. The foreign exchange impact on income taxes includes the gain or loss from the revaluation of the Company’s net U.S. dollar-denominated monetary liabilities into Mexican pesos

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
which is included in Mexican taxable income under Mexican tax law. As a result, a strengthening of the Mexican peso against the U.S. dollar for the reporting period will generally increase the Mexican cash tax obligation and the effective income tax rate, and a weakening of the Mexican peso against the U.S. dollar for the reporting period will generally decrease the Mexican cash tax obligation and the effective tax rate. To hedge its exposure to this cash tax risk, the Company enters into foreign currency derivative contracts, which are measured at fair value each period and any change in fair value is recognized in foreign exchange gain (loss) within the consolidated statements of income. Refer to Note 11, Derivative Instruments in the consolidated financial statements for further information.
(ii)Not eligible for Mexican fuel excise tax credit subsequent to April 30, 2019. See previous discussion within footnote.
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
Tax Carryovers. The Company has U.S. state net operating losses which are carried forward from 10 to 20 years and are analyzed each year to determine the likelihood of realization. The state loss carryovers arise from both combined and separate tax filings from as early as 1999 and may expire as early as December 31, 2021 and as late as December 31, 2040. The state loss carryover at December 31, 2020 was $367.7 million resulting in a state deferred tax asset of $22.0 million.
The Mexico federal loss carryovers at December 31, 2020, were $9.3 million and, if not used, will begin to expire in 2026. A deferred tax asset was recognized in prior periods for the expected future tax benefit of these losses which will be carried forward to reduce only Mexican income tax payable in future years.
The valuation allowance for deferred tax assets as of December 31, 2020 and 2019, was $3.5 million and $4.4 million, respectively, primarily attributable to state net operating loss carryovers. The Company believes it is more likely than not that reversals of existing temporary differences that will produce future taxable income and the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of valuation allowances, related to loss carryovers.
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

	2020	2019
Balance at January 1,	$2.2	$2.2
Additions for tax positions of prior years	—	—
Balance at December 31,	$2.2	$2.2
The unrecognized tax benefit would affect the effective income tax rate if recognized, and is reasonably possible to be resolved over the next twelve months as part of an Internal Revenue Service (“IRS”) examination.
Interest and penalties related to uncertain tax positions are included in income before taxes on the consolidated statements of income. Accrued interest and penalties on unrecognized tax benefits and interest and penalty expense was immaterial to the consolidated financial statements for all periods presented.
Tax Contingencies. Tax returns filed in the U.S. for periods after 2015 and in Mexico for periods after 2012 remain open to examination by the taxing authorities. During the second quarter of 2020, the IRS initiated an examination of the 2017 deemed mandatory repatriation tax included in the 2017 U.S. federal tax return. In 2018, the IRS initiated an examination of the 2016 U.S. federal tax return. During the fourth quarter of 2020, the SAT initiated an audit of the KCSM 2015 Mexico tax

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
return. In 2019, the SAT initiated an audit of the KCSM 2013 and 2014 Mexico tax returns. The Company does not expect that these examinations will have a material impact on the consolidated financial statements. During the first quarter of 2017, the Company received audit assessments from the SAT for the KCSM 2009 and 2010 Mexico tax returns. In 2017, the Company commenced administrative actions with the SAT. During the first quarter of 2018, the audit assessments were nullified by the SAT. In the third quarter of 2018, the SAT issued new assessments and the Company filed administrative appeals with the SAT. The Company believes that it has strong legal arguments in its favor and it is more likely than not that it will prevail in any challenge of the assessments.
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
Refundable Mexican Value Added Tax. KCSM is not required to charge its customers VAT on international import or export transportation services, resulting in KCSM paying more VAT on its expenses than it collects from customers. These excess VAT payments are refundable under Mexican law. Prior to 2019, Mexican companies could offset its monthly refundable VAT balance with other tax obligations. In January 2019, Mexico tax reform eliminated the ability to offset other tax obligations with refundable VAT. From January 2019, KCSM has generated a refundable VAT balance of $103.1 million as of December 31, 2020, and filed refund claims with the SAT that are still under review. KCSM has a legal opinion supporting its right under Mexican law to recover the refundable VAT balance from the Mexican government and believes the VAT to be fully collectible. As of December 31, 2019, the KCSM refundable VAT balance was $60.2 million and was classified as a short-term asset. In the third quarter of 2020, the refundable VAT balance was reclassified from a short-term to long-term asset as result of the prolonged refund claim process.

Note 15. Stockholders’ Equity
Information regarding the Company’s capital stock at December 31 follows:

	Shares Authorized		Shares Issued
	2020	2019	2020	2019
$25 par, 4% noncumulative, preferred stock	840,000	840,000	649,736	649,736
$1 par, preferred stock	2,000,000	2,000,000	—	—
$0.01 par, common stock	400,000,000	400,000,000	123,352,185	123,352,185
Shares outstanding at December 31:

	2020	2019
$25 par, 4% noncumulative, preferred stock	215,199	222,625
$0.01 par, common stock	91,047,107	96,115,669

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
Share Repurchases. In November 2020, the Company announced a new common share repurchase program authorizing the Company to purchase up to $3.0 billion of its outstanding shares of common stock through December 31, 2023 (the “2020 Program”). Share repurchases may be made in the open market, through privately negotiated transactions, or through Accelerated Share Repurchase (“ASR”) transactions. The 2020 Program replaced KCS’s $2.0 billion common share repurchase program announced on November 12, 2019 (the “2019 Program”), and eliminated the $588.3 million of remaining authorization under the 2019 Program.
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
During 2019 and 2020, the Company entered into ASR agreements under the 2019 Program. The terms of the agreements, structured as outlined above, were as follows:

Third Party Institution	Agreement Date	Settlement Date	Total Amount of Agreement (in millions)	Initial Shares Delivered	Fair Market Value of Initial Shares (in millions)	Additional Shares Delivered	Fair Market Value of Additional Shares (in millions)	Total Shares Delivered	Weighted-Average Price Per Share
ASR Agreement #1	November 2019	March 2020	$275.0	1,511,380	$233.75	224,244	$41.25	1,735,624	$158.44
ASR Agreement #2	November 2019	March 2020	$275.0	1,511,380	$233.75	221,692	$41.25	1,733,072	$158.68
Total			$550.0	3,022,760	$467.5	445,936	$82.5	3,468,696	$154.66

ASR Agreement #3	October 2020	January 2021	$250.0	1,187,084	$212.50	116,314	$37.50	1,303,398	$191.81
ASR Agreement #4	October 2020	January 2021	$250.0	1,187,084	$212.50	117,088	$37.50	1,304,172	$191.69
Total			$500.0	2,374,168	$425.0	233,402	$75.0	2,607,570	$191.75
As of December 31, 2020, the remaining $75.0 million was recognized as a forward contract indexed to the Company’s own common stock and included in capital surplus within additional paid-in capital in the accompanying consolidated balance sheets.
During 2020, KCS repurchased 143,343 shares of common stock for $27.0 million under the 2020 Program, and 5,207,633 shares of common stock for $869.2 million under the 2019 Program. In total under the 2019 Program, including shares received in January 2021 to settle the October 2020 ASR agreements, the Company has repurchased 8,463,795 shares of common stock for $1,411.7 million at an average price of $166.80 per share.
During 2020, the Company repurchased 7,426 shares of its $25 par preferred stock for $0.2 million at an average price of $29.58 per share.
Treasury Stock. Shares of common stock in treasury and related activity follow:

	2020	2019	2018
Balance at beginning of year	27,236,516	22,455,507	20,315,380
Shares repurchased	5,350,976	5,076,530	2,272,213
Shares issued to fund stock option exercises	(133,951)	(109,560)	(24,024)
Employee stock purchase plan shares issued	(51,658)	(72,707)	(62,866)
Nonvested shares issued	(111,003)	(124,031)	(51,191)
Nonvested shares forfeited	14,198	10,777	5,995
Balance at end of year	32,305,078	27,236,516	22,455,507

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
Cash Dividends on Common Stock. The following table presents the amount of cash dividends declared per common share by the Company’s Board of Directors:

	2020	2019	2018
Cash dividends declared per common share	$1.64	$1.48	$1.44

Note 16. Share-Based Compensation
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
The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used were as follows:

	2020	2019	2018
Expected dividend yield	1.04%	1.33%	1.36%
Expected volatility	26.07%	26.38%	27.09%
Risk-free interest rate	1.27%	2.64%	2.80%
Expected term (years)	5.7	5.7	6.0
Weighted-average grant date fair value of stock options granted	$37.79	$27.70	$28.52
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			In years	In millions
Options outstanding at December 31, 2019	596,514	$92.73
Granted	115,205	154.38
Exercised	(133,951)	73.58
Forfeited or expired	(5,820)	109.84
Options outstanding at December 31, 2020	571,948	$109.46	6.6	$54.1

Exercisable at December 31, 2020	389,987	$97.81	5.6	$41.5
The aggregate intrinsic value in the table above, which is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options, represents the amount optionees would have realized if all in-the-money options had been exercised on the last business day of the period indicated.
Compensation cost of $4.0 million, $3.6 million, and $2.5 million was recognized for stock option awards for the years ended December 31, 2020, 2019, and 2018, respectively. The total income tax benefit recognized in the consolidated statements of income was $1.0 million, $0.9 million, and $0.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Additional information regarding stock option exercises appears in the table below (in millions):

	2020	2019	2018
Aggregate grant-date fair value of stock options vested	$3.7	$3.0	$1.9
Intrinsic value of stock options exercised	13.9	7.2	1.0
Cash received from option exercises	9.9	7.0	1.8
Tax benefit from options exercised during the annual period	3.5	1.8	0.2
As of December 31, 2020, $1.9 million of unrecognized compensation cost relating to nonvested stock options is expected to be recognized over a weighted-average period of eleven months. At December 31, 2020, there were 2,959,191 shares available for future grants under the 2017 Plan.
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
A summary of nonvested stock activity is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
			In millions
Nonvested stock at December 31, 2019	220,195	$101.40
Granted	85,199	147.82
Vested	(97,165)	104.86
Forfeited	(14,198)	110.94
Nonvested stock at December 31, 2020	194,031	$119.35	$39.6
The fair value (at vest date) of shares vested during the years ended December 31, 2020, 2019, and 2018 was $15.3 million, $15.2 million, and $10.4 million, respectively.
The weighted-average grant date fair value of nonvested stock granted during 2020, 2019, and 2018 was $147.82, $114.69 and $106.52, respectively. Compensation cost for nonvested stock was $10.5 million, $10.7 million, and $10.8 million for the years ended December 31, 2020, 2019, and 2018, respectively. The total income tax benefit recognized in the consolidated statements of income was $2.6 million for each of the three years ended December 31, 2020, 2019, and 2018.
As of December 31, 2020, $11.9 million of unrecognized compensation costs related to nonvested stock is expected to be recognized over a weighted-average period of 1.2 years.
Performance Based Awards. The Company granted performance based nonvested stock awards during 2020 (the “2020 Awards”), 2019 (the “2019 Awards”) and 2018 (the “2018 Awards”). The awards granted provide a target number of shares that generally vest at the end of a 3-year requisite service period following the grant date. In addition to the service condition, the number of nonvested shares to be received depends on the attainment of defined Company-wide performance goals based on operating ratio (“OR”) and return on invested capital (“ROIC”) over a 3-year performance period. The awards are also subject to a revenue growth multiplier based on a 3-year performance period calculated as defined in the related award agreement that can range from 80% to 125% of the award earned based on the OR and ROIC achieved. The number of nonvested shares ultimately earned will range between zero to 200% of the target award.
A summary of performance based nonvested stock activity at target is as follows:

	Target Number of Shares *	Weighted-Average Grant Date Fair Value
Nonvested stock, at December 31, 2019	148,185	$100.76
Granted	49,068	157.75
Vested	(51,299)	87.10
Forfeited	(5,394)	117.94
Nonvested stock, at December 31, 2020	140,560	$124.98
_____________________
* For the 2020 Awards and the 2019 Awards, participants in the aggregate can earn up to a maximum of 88,122 and 92,582 shares, respectively. For the 2018 Awards, the performance shares earned were 71,074.
The weighted-average grant date fair value of performance based nonvested stock granted during 2020, 2019 and 2018 was $157.75, $110.13 and $105.83, respectively. The Company expenses the grant date fair value of the awards which are probable of being earned over the performance periods. Compensation cost on performance based awards was $8.6 million, $8.2 million and $5.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. Total income tax benefit

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
recognized in the consolidated statements of income for performance based awards was $2.1 million, $2.0 million and $1.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.
As of December 31, 2020, $5.3 million of unrecognized compensation cost related to performance based awards is expected to be recognized over a weighted-average period of eleven months. The fair value (at vest date) of shares vested for the years ended December 31, 2020, 2019 and 2018 was $7.8 million, $5.7 million, and $3.5 million, respectively.
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
The following table summarizes activity related to the various ESPP offerings:

	Exercise Date			Received from Employees(i) In millions
	Date Issued	Purchase Price	Shares Issued

July 2020 offering	January 5, 2021	$122.91	23,292	$2.9
January 2020 offering	July 2, 2020	126.90	23,709	3.0
July 2019 offering	January 3, 2020	104.83	27,949	2.9
January 2019 offering	July 2, 2019	81.83	36,735	3.0
July 2018 offering	January 3, 2019	81.13	35,972	2.9
January 2018 offering	July 2, 2018	90.07	32,271	2.9
_____________________
(i)Represents amounts received from employees through payroll deductions for share purchases under applicable offering.
The fair value of the ESPP stock purchase rights is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used for each of the respective periods were as follows:

	Years Ended December 31,
	2020	2019	2018
Expected dividend yield	1.07%	1.36%	1.22%
Expected volatility	30.55%	17.43%	13.29%
Risk-free interest rate	1.01%	2.31%	1.73%
Expected term (years)	0.5	0.5	0.5
Weighted-average grant date fair value	$35.14	$21.56	$18.66
Compensation expense of $1.7 million, $1.4 million, and $1.3 million was recognized for ESPP option awards for the years ended December 31, 2020, 2019, and 2018, respectively. At December 31, 2020, there were 3.4 million remaining shares available for future ESPP offerings under the plan.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
Note 17. Commitments and Contingencies
Concession Duty. Under KCSM’s 50-year Concession, which could expire in 2047 unless extended, KCSM pays annual concession duty expense of 1.25% of gross revenues. For the year ended December 31, 2020, the concession duty expense, which is recorded within materials and other in operating expenses, was $17.4 million, compared to $18.9 million and $17.8 million for the same periods in 2019 and 2018, respectively.
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
Personal Injury. The Company’s personal injury liability is based on semi-annual actuarial studies performed on an undiscounted basis by an independent third party actuarial firm and reviewed by management. This liability is based on personal injury claims filed and an estimate of claims incurred but not yet reported. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Adjustments to the liability are reflected within operating expenses in the period in which changes to estimates are known. Personal injury claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
occurrence. The personal injury liability as of December 31, 2020, is based on an updated actuarial study of personal injury claims through October 31, 2020, and review of the last two months’ experience. For the years ended December 31, 2020 and 2019, the Company recognized increases of $9.4 million and $0.2 million, respectively, in personal injury liability, due to changes in estimates as a result of the Company’s claims development and settlement experience.
The personal injury liability activity was as follows (in millions):

	2020	2019
Balance at beginning of year	$20.9	$19.6
Accruals	6.3	6.3
Changes in estimate	9.4	0.2
Payments	(5.3)	(5.2)
Balance at end of year	$31.3	$20.9
Tax Contingencies. Information regarding tax contingencies is included in Note 14, Income Taxes — Tax Contingencies.
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
Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness, bankruptcy, insolvency or liquidation of a customer, or weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and its operating results. If the financial condition of the Company’s customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate as of December 31, 2020.
Panama Canal Railway Company (”PCRC”) Guarantees and Indemnities. At December 31, 2020, the Company had issued and outstanding $5.6 million under a standby letter of credit to fulfill its obligation to fund fifty percent of the debt service reserve and liquidity reserve established by PCRC in connection with the issuance of the 7.0% Senior Secured Notes due November 1, 2026 (the “PCRC Notes”). Additionally, KCS has pledged its shares of PCRC as security for the PCRC Notes.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
Note 18. Quarterly Financial Data (Unaudited)

	Fourth	Third	Second	First
	(In millions, except per share amounts)
2020
Revenues	$693.4	$659.6	$547.9	$731.7
Operating income (i)(ii)	262.3	271.5	180.4	288.8
Net income (iii)	166.3	190.2	110.3	152.3
Net income attributable to Kansas City Southern and subsidiaries	165.7	189.8	109.7	151.8
Per share data:
Basic earnings per common share	$1.81	$2.02	$1.16	$1.59
Diluted earnings per common share	1.80	2.01	1.16	1.58

2019
Revenues	$729.5	$747.7	$714.0	$674.8
Operating income (iv)	236.0	282.0	208.0	160.3
Net income (v)	127.9	180.6	129.1	103.2
Net income attributable to Kansas City Southern and subsidiaries	127.2	180.2	128.7	102.8
Per share data:
Basic earnings per common share	$1.31	$1.81	$1.29	$1.02
Diluted earnings per common share	1.30	1.81	1.28	1.02
_____________________
(i) During the first, second and third quarters of 2020, the Company recognized pre-tax restructuring charges of
$6.0 million, $10.5 million and $0.5 million, respectively, within operating expenses related to the Company’s VSP program and the purchase of impaired, leased locomotives.
(ii) During the fourth quarter of 2020, the Company recognized $13.6 million of pre-tax expense within operating expenses related to the write-off of software development costs.
(iii) During the first, second and third quarters of 2020, the Company recognized tax expense of $2.2 million and $2.0 million, and a benefit of $4.2 million, respectively, for GILTI tax expense recognized in the first and second quarters of 2020, and subsequently reversed in the third quarter of 2020 when GILTI regulations were finalized. Additionally, during the third quarter of 2020, the Company recognized a $14.5 million tax benefit for the reversal of 2018 and 2019 GILTI tax expense recognized in prior years’ consolidated financial statements.
(iv) During the first, second, third and fourth quarters of 2019, the Company recognized pre-tax restructuring charges of $67.5 million, $51.0 million, $12.0 million and $38.3 million, respectively, within operating expenses related to the implementation of PSR initiatives.
(v) During the first, second, third, and fourth quarters of 2019, the Company recognized, net, a tax benefit of $6.8 million, expense of $1.9 million, and benefits of $3.7 million, and $4.2 million, respectively, related to the Mexican fuel excise tax credit generated through April 29, 2019. Prior to 2019, the Company recognized a pre-tax benefit within operating expenses related to a credit that was available for the excise tax included in the price of fuel that was purchased and consumed in locomotives and certain work equipment in Mexico. Effective January 1, 2019, the Company began recognizing the benefit as a reduction of income tax expense due to changes in Mexican tax law; and beginning April 30, 2019, railroads in Mexico are no longer eligible for the tax credit due to changes in Mexican tax regulations.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
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
The following tables provide information by geographic area (in millions):

	Years ended December 31,
	2020	2019	2018
Revenues
U.S.	$1,388.5	$1,493.5	$1,424.8
Mexico	1,244.1	1,372.5	1,289.2
Total revenues	$2,632.6	$2,866.0	$2,714.0

	December 31,
	2020	2019
Property and equipment (including Concession assets), net
U.S.	$5,594.6	$5,435.9
Mexico	3,403.2	3,370.4
Total property and equipment (including Concession assets), net	$8,997.8	$8,806.3

Note 20. Subsequent Events
Foreign Currency Hedging
During January 2021, the Company entered into several foreign currency forward contracts with an aggregate notional amount of $100.0 million and maturity dates in January and February 2021. These contracts obligate the Company to purchase a total of Ps.1,993.5 million at a weighted-average exchange rate of Ps.19.9 to each U.S. dollar. During January 2021, the Company entered into offsetting contracts with an aggregate notional amount of $58.9 million, which matured during January 2021 and obligated the Company to sell a total of Ps.1,195.3 million at a weighted-average exchange rate of Ps.20.3 to each U.S. dollar, resulting in cash paid of $1.1 million. As of the date of this filing, there were $40.0 million aggregate notional amount of contracts outstanding, which obligate the Company to purchase a total of Ps.798.2 million at a weighted average exchange rate of Ps.20.0 to each U.S. dollar.
The Company has not designated these foreign currency derivative instruments as hedging instruments for accounting purposes. The Company will measure the foreign currency derivative instruments at fair value each period and will recognize any change in fair value in foreign exchange gain (loss) within the consolidated statements of income.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable.

Item 9A.Controls and Procedures
(a) Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2020.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at a reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
(c) Internal Control over Financial Reporting
The report of management on the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) is included as “Management’s Report on Internal Control over Financial Reporting” in Item 8, Financial Statements and Supplementary Data.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s financial statements contained herein, also audited the Company’s internal control over financial reporting as of December 31, 2020. The audit report is included in Item 8, Financial Statements and Supplementary Data.

Item 9B.Other Information
None.

Part III
The Company has incorporated by reference certain responses to the Items of this Part III pursuant to Rule 12b-23 under the Exchange Act and General Instruction G(3) to Form 10-K. The Company’s definitive proxy statement for the 2020 annual meeting of stockholders (“Proxy Statement”), will be filed no later than 120 days after December 31, 2020.

Item 10.Directors, Executive Officers and Corporate Governance
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

Item 11.Executive Compensation
The sections of the Proxy Statement entitled “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Executive Compensation”, “Board Committees - Compensation Committee Interlocks and Insider Participation”, and “Director Compensation” are incorporated by reference herein.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The section of the Proxy Statement entitled “Beneficial Ownership” is incorporated by reference herein.
Equity Compensation Plan Information
The following table provides information as of December 31, 2020, about the common stock that may be issued upon the exercise of options, warrants and rights, as well as shares remaining available for future issuance under the Company’s existing equity compensation plans.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (i)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans-Excluding Securities Reflected in the First Column (ii)
Equity compensation plans:
Approved by security holders	744,634	$112.90	6,326,987
Not approved by security holders	—	—	—
Total	744,634	$112.90	6,326,987
_____________________
(i)    Includes 571,948 outstanding options, 140,560 outstanding performance shares (at target), 8,834 outstanding deferred shares and dividend equivalents, and 23,292 ESPP shares purchased on December 31, 2020.
(ii)    Includes 3,367,796 shares available for issuance under the 2009 Employee Stock Purchase Plan and 2,959,191 shares available for issuance under the 2017 Plan in the form of nonvested shares, bonus shares, performance units or performance shares or issued upon the exercise of options (including incentive stock options) or stock appreciation rights awarded under the 2017 Plan.
The Company has no knowledge of any arrangement the operation of which may at a subsequent date result in a change of control of the Company.

Item 13.Certain Relationships and Related Transactions, and Director Independence
The sections of the Proxy Statement entitled “Certain Transactions” and “Corporate Governance - Director Independence” are incorporated by reference herein.

Item 14.Principal Accountant Fees and Services
The section of the Proxy Statement entitled “Independent Registered Public Accounting Firm” is incorporated by reference herein.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) List of Documents filed as part of this Report
(1) Financial Statements
The consolidated financial statements and related notes, together with the report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, appear in Item 8, Financial Statements and Supplementary Data.
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

4.6.13
Eleventh Supplemental Indenture, dated April 22, 2020, among KCS, the Note Guarantors and U.S. Bank National Association, as trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 22, 2020 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.6.13.

4.6.14
Form of Note representing 3.500% Senior Notes due 2050 (included in Exhibit 4.1), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 22, 2020 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.6.14.

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

Exhibit	Description
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

Exhibit	Description
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

10.10
Trackage Rights Agreement, dated February 9, 2010, between KCSM and Ferromex, filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2010, filed on April 27, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.10.††

10.11
Form of Loan Agreement between Locomotives Structured Holdings LLC (as successor by assignment from General Electric Capital Corporation) and KCSM, dated September 1, 2011, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2011, filed on October 21, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.11.

10.12
Financing Agreement dated as of February 21, 2012, between The Kansas City Southern Railway Company and the United States of America represented by the Secretary of Transportation acting through the Administrator of the Federal Railroad Administration, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 22, 2012 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.12.

10.13
Financing Agreement between The Texas-Mexican Railway Company and the Federal Railroad Administration, dated June 28, 2005, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on August 15, 2005 (File No. 1-04717), are incorporated herein by reference as Exhibit 10.13.

10.13.1
Pledge Agreement between Mexrail, Inc. and the Federal Railroad Administration, and Guaranty of Mexrail, Inc. in favor of the Federal Railroad Administration, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on August 15, 2005 (File No. 1-04717), are incorporated herein by reference as Exhibit 10.13.1.

10.14
Credit Agreement, dated March 8, 2019, among the Company, the guarantors party thereto, the various financial institutions and other persons from time to time parties thereto as lenders, Bank of America, N.A., as administrative agent, Citibank, N.A., JPMorgan Chase Bank, N.A., U.S. Bank National Association and Wells Fargo Bank, National Association, as co-syndication agents and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citibank, N.A., JPMorgan Chase Bank, N.A., U.S. Bank National Association and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunning managers, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 11, 2019 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.14.

10.15*
Form of Executive Arbitration Agreement with the Company’s executive officers, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on July 21, 2017 (File No. 1-04717), is incorporated herein by reference as Exhibit 10.15.

10.16*
Form of Severance Agreement (CEO Version, which the Company has entered into with Patrick J. Ottensmeyer), filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2019 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.16.

10.17*
Form of Severance Agreement (Officer Version, which the Company has entered into with each of Michael W.Upchurch, Jeffrey M. Songer, Brian D. Hancock, and Michael J. Naatz),filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 21, 2019 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.17.

10.18*
Kansas City Southern 2017 Equity Incentive Plan, effective May 4, 2017 (the “2017 Plan”), filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2017 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.18.

Exhibit	Description

10.18.1*
Form of Restricted Shares Award Agreement (Standard Form) under the 2017 Plan, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 12, 2018 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.18.1.

10.18.2*
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement under the 2017 Plan for the 2018 Long-Term Incentive Program, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2018 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.18.2.

10.18.3*
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement under the 2017 Plan for the 2019 Long-Term Incentive Program, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 11, 2019 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.18.3.

10.18.4*
Form of Non-Management Director Deferred Stock Award Agreement under the 2017 Plan, filed as Exhibit 10.27.2 to the Company’s Form 10-K for the year ended December 31, 2017, filed on January 26, 2018 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.18.4.

10.18.5*
Form of Restricted Shares Award Agreement (for use with the Executive Plan) under the 2017 Plan, filed as Exhibit 10.26.5 to the Company’s Form 10-K for the year ended December 31, 2018, filed on January 25, 2019 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.18.5.

21.1	Subsidiaries of the Company

22.1
List of Issuers and Guarantor Subsidiaries, filed as Exhibit 22.1 to the Company’s Form 10-Q for the quarter ended March 31, 2020, filed on April 17, 2020 (File No. 1-4717), is incorporated herein by reference as Exhibit 22.1.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, is attached to this Form 10-K as Exhibit 23.1.

24.1	Power of Attorney (contained in the signature page herein).

31.1	Certification of Patrick J. Ottensmeyer, Chief Executive Officer of the Company, is attached to this Form 10-K as Exhibit 31.1.

31.2	Certification of Michael W. Upchurch, Chief Financial Officer of the Company, is attached to this Form 10-K as Exhibit 31.2.

32.1	Certification of Patrick J. Ottensmeyer, Chief Executive Officer of the Company, furnished pursuant to 18 U.S.C. Section 1350, is attached to this Form 10-K as Exhibit 32.1, furnished herewith.

32.2	Certification of Michael W. Upchurch, Chief Financial Officer of the Company, furnished pursuant to 18 U.S.C. Section 1350, is attached to this Form 10-K as Exhibit 32.2, furnished herewith.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in Inline XBRL (included within the Exhibit 101 attachments).

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
January 29, 2021
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on January 29, 2021.

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