Form 10-Q
period 2021-03-31
KANSAS CITY SOUTHERN
filed 2021-04-16
CIK 54480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	April 9, 2021
Common Stock, $0.01 per share par value	90,933,741 Shares

Kansas City Southern and Subsidiaries
Form 10-Q
March 31, 2021
Index

		Page
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	3
	Consolidated Statements of Income — Three months ended March 31, 2021 and 2020	3
	Consolidated Statements of Comprehensive Income — Three months ended March 31, 2021 and 2020	4
	Consolidated Balance Sheets — March 31, 2021 and December 31, 2020	5
	Consolidated Statements of Cash Flows — Three months ended March 31, 2021 and 2020	6
	Consolidated Statements of Changes in Equity — Three months ended March 31, 2021, December 31, 2020, September 30, 2020, June 30, 2020 and March 31, 2020	7
	Notes to the Unaudited Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	33
Item 6.	Exhibits	34
	SIGNATURES	35

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements (unaudited)

Kansas City Southern and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
	March 31,
	2021	2020
	(In millions, except share and per share amounts) (Unaudited)
Revenues	$706.0	$731.7
Operating expenses:
Compensation and benefits	129.5	133.4
Purchased services	53.8	53.3
Fuel	70.9	74.9
Equipment costs	21.1	21.9
Depreciation and amortization	92.0	89.4
Materials and other	66.4	64.0
Merger costs	19.3	—
Restructuring charges	—	6.0
Total operating expenses	453.0	442.9
Operating income	253.0	288.8
Equity in net earnings of affiliates	6.0	1.0
Interest expense	(39.0)	(34.2)
Foreign exchange loss	(7.3)	(59.5)
Other income (expense), net	(0.8)	1.4
Income before income taxes	211.9	197.5
Income tax expense	58.5	45.2
Net income	153.4	152.3
Less: Net income attributable to noncontrolling interest	0.4	0.5
Net income attributable to Kansas City Southern and subsidiaries	153.0	151.8
Preferred stock dividends	—	0.1
Net income available to common stockholders	$153.0	$151.7

Earnings per share:
Basic earnings per share	$1.69	$1.59
Diluted earnings per share	$1.68	$1.58

Average shares outstanding (in thousands):
Basic	90,757	95,662
Effect of dilution	529	509
Diluted	91,286	96,171

See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
	2021	2020
	(In millions) (Unaudited)
Net income	$153.4	$152.3
Other comprehensive income:
Unrealized gain on interest rate derivative instruments, net of tax of $21.0 million and $1.2 million, respectively	79.1	4.8
Reclassification adjustment from cash flow hedges included in net income, net of tax of $0.1 million for both periods	0.5	0.5
Foreign currency translation adjustments	(0.2)	(1.7)
Other comprehensive income	79.4	3.6
Comprehensive income	232.8	155.9
Less: Comprehensive income attributable to noncontrolling interest	0.4	0.5
Comprehensive income attributable to Kansas City Southern and subsidiaries	$232.4	$155.4
See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(In millions, except share and per share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$259.9	$188.2
Accounts receivable, net	271.1	247.1
Materials and supplies	131.6	127.2
Other current assets	60.7	63.3
Total current assets	723.3	625.8
Operating lease right-of-use assets	81.0	70.9
Investments	48.0	42.6
Property and equipment (including concession assets), net	9,012.8	8,997.8
Other assets	341.9	226.9
Total assets	$10,207.0	$9,964.0
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$6.5	$6.4
Accounts payable and accrued liabilities	476.2	470.0
Total current liabilities	482.7	476.4
Long-term operating lease liabilities	54.5	45.4
Long-term debt	3,763.5	3,764.4
Deferred income taxes	1,212.7	1,185.4
Other noncurrent liabilities and deferred credits	121.1	108.8
Total liabilities	5,634.5	5,580.4
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued; 214,542 and 215,199 shares outstanding at March 31, 2021 and December 31, 2020, respectively	5.4	5.4
$.01 par, common stock, 400,000,000 shares authorized; 123,352,185 shares issued; 90,937,524 and 91,047,107 shares outstanding at March 31, 2021 and December 31, 2020, respectively	0.9	0.9
Additional paid-in capital	909.0	830.9
Retained earnings	3,250.6	3,219.6
Accumulated other comprehensive income	79.8	0.4
Total stockholders’ equity	4,245.7	4,057.2
Noncontrolling interest	326.8	326.4
Total equity	4,572.5	4,383.6
Total liabilities and equity	$10,207.0	$9,964.0
See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2021	2020
	(In millions) (Unaudited)
Operating activities:
Net income	$153.4	$152.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92.0	89.4
Deferred income taxes	6.2	19.8
Equity in net earnings of affiliates	(6.0)	(1.0)
Share-based compensation	8.2	10.3
Loss on foreign currency derivative instruments	2.4	33.7
Foreign exchange loss	4.9	25.8
Merger costs	19.3	—
Restructuring charges	—	6.0
Settlement of foreign currency derivative instruments	(1.9)	(3.7)
Cash payments for merger costs	(1.2)	—
Refundable Mexican value added tax	(15.5)	(6.8)
Changes in working capital items:
Accounts receivable	(27.5)	(2.9)
Materials and supplies	(4.0)	5.9
Other current assets	1.1	0.1
Accounts payable and accrued liabilities	(9.6)	(38.5)
Other, net	4.4	(7.2)
Net cash provided by operating activities	226.2	283.2

Investing activities:
Capital expenditures	(106.0)	(98.8)
Purchase or replacement of assets under operating leases	—	(78.2)
Property investments in MSLLC	(1.1)	(4.3)
Investments in and advances to affiliates	(5.7)	(4.3)
Proceeds from disposal of property	1.5	3.3
Other, net	(2.7)	(6.3)
Net cash used for investing activities	(114.0)	(188.6)

Financing activities:
Repayment of long-term debt	(1.6)	(2.4)
Dividends paid	(40.2)	(38.6)
Shares repurchased	—	(111.7)
Proceeds from employee stock plans	2.3	4.4
Net cash used for financing activities	(39.5)	(148.3)

Effect of exchange rate changes on cash	(1.0)	(4.1)

Cash and cash equivalents:
Net increase (decrease) during each period	71.7	(57.8)
At beginning of year	188.2	148.8
At end of period	$259.9	$91.0
See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Changes in Equity
(in millions, except per share amounts)
(Unaudited)

	$25 Par Preferred Stock	$.01 Par Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total

Balance at December 31, 2019	$5.6	$1.0	$843.7	$3,601.3	$(29.1)	$323.4	$4,745.9
Net income				151.8		0.5	152.3
Other comprehensive income					3.6		3.6
Dividends on common stock ($0.40/share)			—	(38.2)			(38.2)
Dividends on $25 par preferred stock ($0.25/share)				(0.1)			(0.1)
Share repurchases	—	—	(11.4)	(182.8)			(194.2)
Settlement of forward contracts for accelerated share repurchases			82.5				82.5
Options exercised and stock subscribed, net of shares withheld for employee taxes		—	(0.1)				(0.1)
Share-based compensation			10.3				10.3
Balance at March 31, 2020	5.6	1.0	925.0	3,532.0	(25.5)	323.9	4,762.0
Net income				109.7		0.6	110.3
Other comprehensive income					5.9		5.9
Dividends on common stock ($0.40/share)			—	(37.8)			(37.8)
Dividends on $25 par preferred stock ($0.25/share)				—			—
Share repurchases	—	—	(6.8)	(93.2)			(100.0)
Options exercised and stock subscribed, net of shares withheld for employee taxes		—	(0.3)				(0.3)
Share-based compensation			4.9				4.9
Balance at June 30, 2020	5.6	1.0	922.8	3,510.7	(19.6)	324.5	4,745.0
Net income				189.8		0.4	190.2
Other comprehensive income					3.3		3.3
Contribution from noncontrolling interest						0.9	0.9
Dividends on common stock ($0.40/share)			—	(37.6)			(37.6)
Dividends on $25 par preferred stock ($0.25/share)				(0.1)			(0.1)
Share repurchases	(0.1)	—	(6.5)	(110.5)			(117.1)
Options exercised and stock subscribed, net of shares withheld for employee taxes		—	3.9				3.9
Share-based compensation			5.4				5.4
Balance at September 30, 2020	5.5	1.0	925.6	3,552.3	(16.3)	325.8	4,793.9
Net income				165.7		0.6	166.3
Other comprehensive income					16.7		16.7
Dividends on common stock ($0.44/share)			—	(40.1)			(40.1)
Dividends on $25 par preferred stock ($0.25/share)				—			—
Share repurchases	(0.1)	(0.1)	(26.6)	(458.3)			(485.1)
Forward contracts for accelerated share repurchases			(75.0)				(75.0)
Options exercised and stock subscribed, net of shares withheld for employee taxes		—	2.7				2.7
Share-based compensation			4.2				4.2
Balance at December 31, 2020	5.4	0.9	830.9	3,219.6	0.4	326.4	4,383.6
Net income				153.0		0.4	153.4
Other comprehensive income					79.4		79.4
Dividends on common stock ($0.54/share)			—	(49.1)			(49.1)
Dividends on $25 par preferred stock ($0.25/share)				—			—
Share repurchases	—	—	(2.1)	(72.9)			(75.0)
Settlement of forward contracts for accelerated share repurchases			75.0				75.0
Options exercised and stock subscribed, net of shares withheld for employee taxes		—	(3.0)				(3.0)
Share-based compensation			8.2				8.2
Balance at March 31, 2021	$5.4	$0.9	$909.0	$3,250.6	$79.8	$326.8	$4,572.5

See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements
For purposes of this report, “KCS” or the “Company” may refer to Kansas City Southern or, as the context requires, to one or more subsidiaries of Kansas City Southern.

1. Basis of Presentation
In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring adjustments) necessary to reflect a fair statement of the results for interim periods in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three months ended March 31, 2021, are not necessarily indicative of the results to be expected for the full year ending December 31, 2021. Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Merger Agreement
On March 21, 2021, KCS entered into a merger agreement (“Merger Agreement”) with Canadian Pacific Railway Limited, a Canadian corporation (“CP”), under which CP has agreed to acquire KCS in a stock and cash transaction representing an enterprise value of approximately $29.0 billion, which includes the assumption of $3.8 billion of outstanding KCS debt. Upon completion of the merger (the “Merger”), which is subject to approval by stockholders of both companies and satisfaction of other customary closing conditions, the KCS shares will be deposited into a voting trust subject to a voting trust agreement (the “Voting Trust Transaction”), pending final approval of the transaction by the Surface Transportation Board (the “STB”).
Upon completion of the Merger, each share of common stock, par value $0.01 per share, of KCS that is outstanding immediately prior to the Merger will be converted into the right to receive (1) 0.489 common shares of CP and (2) $90 in cash (together, the “Merger Consideration”), and each share of preferred stock, par value $25 per share, that is outstanding immediately prior to the Merger will be converted into the right to receive $37.50 in cash.
Subject to receipt of regulatory clearances, approval by stockholders of both companies, and other customary closing conditions, the completion of the Merger and the Voting Trust Transaction is currently expected to occur in mid-2021, and upon completion, KCS stockholders are expected to own 25% of CP’s outstanding common shares. KCS’s management and its Board of Directors will continue to steward KCS while it is in the trust, pursuing KCS’s independent business plan and growth strategies. Final control approval from the STB and other applicable regulatory authorities is expected to be completed by mid-2022.
For the three months ended March 31, 2021, KCS incurred $19.3 million of bankers’ and legal fees related to the Merger, which were recognized in merger costs in the consolidated statements of income.
On April 9, 2021, KCS entered into a letter waiver with lenders to the KCS revolving credit facility to waive the events of default that would occur under the KCS revolving credit facility as a result of the changes of control that would arise upon consummation of the Voting Trust Transaction and as a result of CP obtaining control of KCS following final approval of the transaction by the STB.

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)
3. Revenue
Disaggregation of Revenue
The following table presents revenues disaggregated by the major commodity groups as well as the product types included within the major commodity groups (in millions). The Company believes disaggregation by product type best depicts how cash flows are affected by economic factors. See Note 12 for revenues by geographical area.

	Three Months Ended
	March 31,
	2021	2020
Chemical & Petroleum
Chemicals	$60.6	$62.5
Petroleum	135.2	95.8
Plastics	35.5	40.3
Total	231.3	198.6

Industrial & Consumer Products
Forest Products	57.7	68.9
Metals & Scrap	46.3	62.3
Other	30.0	27.8
Total	134.0	159.0

Agriculture & Minerals
Grain	74.7	77.8
Food Products	37.0	42.7
Ores & Minerals	5.2	5.8
Stone, Clay & Glass	7.5	8.2
Total	124.4	134.5

Energy
Utility Coal	31.7	23.6
Coal & Petroleum Coke	10.4	11.6
Frac Sand	3.4	3.8
Crude Oil	12.0	17.3
Total	57.5	56.3

Intermodal	81.3	88.7

Automotive	44.1	53.9

Total Freight Revenues	672.6	691.0

Other Revenue	33.4	40.7

Total Revenues	$706.0	$731.7
Contract Balances
The amount of revenue recognized in the first quarter of 2021 from performance obligations partially satisfied in previous periods was $28.0 million. The performance obligations that were unsatisfied or partially satisfied as of March 31, 2021, were $27.0 million, which represents in-transit shipments that are fully satisfied the following month.
A receivable is any unconditional right to consideration, and is recognized as shipments have been completed and the relating performance obligation has been fully satisfied. At March 31, 2021 and December 31, 2020, the accounts receivable, net balance was $271.1 million and $247.1 million, respectively. Contract assets represent a conditional right to consideration in exchange for goods or services. The Company did not have any contract assets at March 31, 2021 and December 31, 2020.
Contract liabilities represent consideration received in advance from customers, and are recognized as revenue over time as the relating performance obligation is satisfied. The amount of revenue recognized in the first quarter of 2021 that was included in the opening contract liability balance was $12.6 million. The Company has recognized contract liabilities within the accounts payable and accrued liabilities financial statement caption on the balance sheet. These are considered current liabilities as they will be settled in less than 12 months.

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)
The following tables summarize the changes in contract liabilities (in millions):

Contract liabilities	Three Months Ended
	March 31,
	2021	2020
Beginning balance	$29.9	$30.5
Revenue recognized that was included in the contract liability balance at the beginning of the period	(12.6)	(10.5)
Increases due to consideration received, excluding amounts recognized as revenue during the period	1.5	1.1
Ending balance	$18.8	$21.1

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
The following table reconciles the basic earnings per share computation to the diluted earnings per share computation (in millions, except share and per share amounts):

	Three Months Ended
	March 31,
	2021	2020
Net income available to common stockholders for purposes of computing basic and diluted earnings per share	$153.0	$151.7
Weighted-average number of shares outstanding (in thousands):
Basic shares	90,757	95,662
Effect of dilution	529	509
Diluted shares	91,286	96,171
Earnings per share:
Basic earnings per share	$1.69	$1.59
Diluted earnings per share	$1.68	$1.58

Potentially dilutive shares excluded from the calculation (in thousands):

Stock options excluded as their inclusion would be anti-dilutive	64	72

5. Property and Equipment (including Concession Assets)
Property and equipment, including concession assets, and related accumulated depreciation and amortization are summarized below (in millions):

	March 31, 2021	December 31, 2020
Land	$227.5	$227.5
Concession land rights	141.1	141.1
Road property	8,220.3	8,174.4
Equipment	2,763.5	2,764.6
Technology and other	392.8	372.6
Construction in progress	218.6	221.9
Total property	11,963.8	11,902.1
Accumulated depreciation and amortization	2,951.0	2,904.3
Property and equipment (including concession assets), net	$9,012.8	$8,997.8

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)
Concession assets, net of accumulated amortization of $716.2 million and $709.7 million, totaled $2,390.3 million and $2,383.5 million at March 31, 2021 and December 31, 2020, respectively.

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
The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The carrying value of the Company’s debt was $3,770.0 million and $3,770.8 million at March 31, 2021 and December 31, 2020, respectively. If the Company’s debt were measured at fair value, the fair value measurements of the individual debt instruments would have been classified as Level 2 in the fair value hierarchy.

The fair value of the Company’s financial instruments is presented in the following table (in millions):

	March 31, 2021	December 31, 2020
	Level 2	Level 2
Assets
Treasury lock agreements	$135.7	$35.6
Liabilities
Debt instruments	4,130.7	4,368.6
Foreign currency derivative instruments	0.5	—

7. Derivative Instruments
The Company enters into derivative transactions in certain situations based on management’s assessment of current market conditions and perceived risks. Management intends to respond to evolving business and market conditions and in doing so, may enter into such transactions as deemed appropriate.
Credit Risk. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages this risk by limiting its counterparties to large financial institutions which meet the Company’s credit rating standards and have an established banking relationship with the Company. As of March 31, 2021, the Company did not expect any losses as a result of default of its counterparties.
Interest Rate Derivative Instruments. In March 2020, the Company executed three 30-year treasury lock agreements with an aggregate notional value of $400.0 million and a weighted average interest rate of 1.45%, and in November 2020, the Company executed three 30-year treasury lock agreements with an aggregate notional value of $250.0 million and a weighted-average interest rate of 1.78%. The purpose of the treasury locks is to hedge the U.S. Treasury benchmark interest rate associated with future interest payments related to the anticipated refinancing of the $444.7 million principal amount of 3.00% senior notes due May 15, 2023 (the “3.00% Senior Notes”) and the $200.0 million principal amount of 3.85% senior notes due November 15, 2023 (the “3.85% Senior Notes”). The Company has designated the treasury locks as cash flow hedges and recorded unrealized gains and losses in accumulated other comprehensive income (loss). For the three months ended March 31, 2021, the unrealized gain of $135.7 million recognized in accumulated other comprehensive income increased by $100.1 million compared to December 31, 2020, reflecting an increase in the value of the treasury locks as U.S. treasury rates rose. Upon settlement, the unrealized gain or loss in accumulated other comprehensive income (loss) will be amortized to interest expense over the life of the future underlying debt issuance.

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)
Foreign Currency Derivative Instruments. The Company’s Mexican subsidiaries have net U.S. dollar-denominated monetary liabilities which, for Mexican income tax purposes, are subject to periodic revaluation based on changes in the value of the Mexican peso against the U.S dollar. This revaluation creates fluctuations in the Company’s Mexican income tax expense in the consolidated income statements and the amount of income taxes paid in Mexico. The Company also has net monetary assets denominated in Mexican pesos, that are subject to periodic re-measurement and settlement that creates fluctuations in foreign currency gains and losses in the consolidated income statements. The Company hedges its net exposure to foreign currency fluctuations in earnings by entering into foreign currency forward contracts. The foreign currency forward contracts involve the Company’s agreement to buy or sell pesos at an agreed-upon exchange rate on a future date.
Below is a summary of the Company’s 2021 and 2020 foreign currency derivative contracts (amounts in millions, except Ps./USD):

Foreign currency forward contracts
	Contracts to sell Ps./receive USD					Offsetting contracts to purchase Ps./pay USD
	Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Cash received/(paid) on settlement
Contracts executed in 2021 and outstanding	$35.0	Ps.	749.7	Ps.	21.4	—	—		—		—
Contracts executed in 2020 and settled in 2020	$75.0	Ps.	1,555.5	Ps.	20.7	$78.0	Ps.	1,555.5	Ps.	20.0	$(2.9)
	Contracts to purchase Ps./pay USD					Offsetting contracts to sell Ps./receive USD
	Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Cash received/(paid) on settlement
Contracts executed in 2021 and settled in 2021	$100.0	Ps.	1,993.5	Ps.	19.9	$98.1	Ps.	10,758.9	Ps.	20.3	$(1.9)
Contracts executed in 2020 and settled in 2020 (i)	$555.0	Ps.	11,254.3	Ps.	20.3	$534.3	Ps.	11,254.3	Ps.	21.1	$(20.7)
Contracts executed in 2019 and settled in 2020 (ii)	$105.0	Ps.	2,041.2	Ps.	19.4	$108.6	Ps.	2,041.2	Ps.	18.8	$3.6
(i) During the first quarter of 2020, the Company settled $305.0 million of these forward contracts, resulting in cash paid of $7.3 million and $4.4 million during March and April of 2020, respectively.
(ii) During the first quarter of 2020, the Company settled $105.0 million of these forward contracts, resulting in cash received of $3.6 million.
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
Offsetting. The Company’s treasury lock agreements and foreign currency forward contracts are executed with counterparties in the U.S. and are governed by International Swaps and Derivatives Association agreements that include standard netting arrangements. Asset and liability positions from contracts with the same counterparty are net settled upon maturity/expiration and presented on a net basis in the consolidated balance sheets prior to settlement. There was no offsetting of derivative assets or liabilities in the consolidated balance sheets as of March 31, 2021 and December 31, 2020.

The following tables present the fair value of derivative instruments included in the Consolidated Balance Sheets (in millions):

	Derivative Assets
	Balance Sheet Location	March 31, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Treasury lock agreements	Other assets	$135.7	$35.6
Total derivatives designated as hedging instruments		135.7	35.6
Total derivative assets		$135.7	$35.6

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

	Derivative Liabilities
	Balance Sheet Location	March 31, 2021	December 31, 2020
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued liabilities	$0.5	$—
Total derivatives not designated as hedging instruments		0.5	—
Total derivative liabilities		$0.5	$—
The following table presents the effects of derivative instruments on the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income for the three months ended March 31 (in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative		Location of Gain/(Loss) Reclassified from AOCI into Income	Amount of Gain/(Loss) Reclassified from AOCI into Income
	2021	2020		2021	2020
Treasury lock agreements	$100.1	$6.0	Interest expense	$(0.6)	$(0.6)
Total	$100.1	$6.0		$(0.6)	$(0.6)

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		2021	2020
Foreign currency forward contracts	Foreign exchange gain (loss)	$(2.4)	$(33.7)
Total		$(2.4)	$(33.7)

See Note 6, Fair Value Measurements, for the determination of the fair values of derivatives.

8. Short-Term Borrowings
Commercial Paper. The Company’s commercial paper program generally serves as the primary means of short-term funding. As of March 31, 2021 and December 31, 2020, KCS had no commercial paper outstanding. For the three months ended March 31, 2021 and 2020, any commercial paper borrowings were outstanding for less than 90 days and the related activity is presented on a net basis in the consolidated statements of cash flows.

9. Share Repurchases
In November 2020, the Company announced a new common share repurchase program authorizing the Company to purchase up to $3.0 billion of its outstanding shares of common stock through December 31, 2023 (the “2020 Program”). Share repurchases may be made in the open market, through privately negotiated transactions, or through accelerated share repurchase (“ASR”) transactions. The 2020 Program replaced KCS’s $2.0 billion common share repurchase program announced on November 12, 2019 (the “2019 Program”).
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
During the fourth quarter of 2020, the Company paid $500.0 million for two ASR agreements under the 2019 Program and received an aggregate initial delivery of shares, which represented approximately 85% of the total shares to be received under the agreements. The final number and total cost of shares repurchased was then based on the volume-weighted-average price of the Company’s common stock during the term of the agreements, which were settled in January 2021. The terms of the ASR agreements, structured as outlined above, were as follows:

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

Third Party Institution	Agreement Date	Settlement Date	Total Amount of Agreement (in millions)	Initial Shares Delivered	Fair Market Value of Initial Shares (in millions)	Additional Shares Delivered	Fair Market Value of Additional Shares (in millions)	Total Shares Delivered	Weighted-Average Price Per Share
ASR Agreement #1	October 2020	January 2021	$250.0	1,187,084	$212.5	116,314	$37.5	1,303,398	$191.81
ASR Agreement #2	October 2020	January 2021	$250.0	1,187,084	$212.5	117,088	$37.5	1,304,172	$191.69
Total			$500.0	2,374,168	$425.0	233,402	$75.0	2,607,570	$191.75

During the three months ended March 31, 2021, KCS received 233,402 shares of common stock as final settlement of the forward contracts totaling $75.0 million under the ASR agreements entered into during October 2020 under the 2019 Program. The final weighted-average price per share of the shares repurchased under these ASR agreements was $191.75. The excess of repurchase price over par value was allocated between additional paid-in capital and retained earnings.
During the three months ended March 31, 2021, KCS repurchased 657 shares of its $25 par preferred stock for less than $0.1 million at an average price of $37.79 per share. The excess of repurchase price over par value was allocated between paid-in-capital and retained earnings.
The Company terminated its share repurchase program upon entering into the Merger Agreement.

10. Refundable Mexican Value Added Tax
Kansas City Southern de México, S.A. de C.V. (“KCSM”) is not required to charge its customers value added tax (“VAT”) on international import or export transportation services, resulting in KCSM paying more VAT on its expenses than it collects from customers. These excess VAT payments are refundable by the Mexican government. Prior to 2019, KCSM could offset its monthly refundable VAT balance with other tax obligations. In January 2019, Mexico tax reform eliminated the ability to offset other tax obligations with refundable VAT. Since January 2019, the Company has generated a refundable VAT balance and filed refund claims with the Servicio de Administración Tributaria (the “SAT”) that are still under review. KCSM has prior favorable Mexican court decisions and a legal opinion supporting its right under Mexican law to recover the refundable VAT balance from the Mexican government and believes the VAT to be fully collectible. As of March 31, 2021 and December 31, 2020, the KCSM refundable VAT balance was $115.2 million and $103.1 million, respectively. Refundable VAT is classified as a long-term asset on the consolidated balance sheets, as a result of the prolonged refund claim process.

11. Commitments and Contingencies
Concession Duty. Under KCSM’s 50-year railroad concession from the Mexican government (the “Concession”), which could expire in 2047 unless extended, KCSM pays annual concession duty expense of 1.25% of gross revenues. For the three months ended March 31, 2021, the concession duty expense, which is recorded within materials and other in operating expenses, was $4.5 million, compared to $4.8 million, for the same period in 2020.
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

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)
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
Personal Injury. The Company’s personal injury liability is based on semi-annual actuarial studies performed on an undiscounted basis by an independent third party actuarial firm and reviewed by management. This liability is based on personal injury claims filed and an estimate of claims incurred but not yet reported. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Adjustments to the liability are reflected within operating expenses in the period in which changes to estimates are known. Personal injury claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The personal injury liability as of March 31, 2021, is based on an updated actuarial study of personal injury claims through October 31, 2020, and review of the last five months’ experience. Although these estimates cannot be predicted with certainty, management believes that the ultimate outcome will not have a material adverse effect on the Company’s consolidated financial statements.
Tax Contingencies. Tax returns filed in the U.S. for periods after 2015 and in Mexico for periods after 2012 remain open to examination by the taxing authorities. In 2020, the Internal Revenue Service (“IRS”) initiated an examination of the 2017 deemed mandatory repatriation tax included in the 2017 U.S. federal tax return. In 2018, the IRS initiated an examination of the 2016 U.S. federal tax return. During the first quarter of 2021, the SAT, the Mexican equivalent of the IRS, initiated an audit of the KCSM 2016 Mexico tax return. In 2020, the SAT initiated an audit of the KCSM 2015 Mexico tax return. In 2019, the SAT initiated an audit of the KCSM 2013 and 2014 Mexico tax returns. The Company does not expect that these examinations will have a material impact on the consolidated financial statements. During the first quarter of 2017, the Company received audit assessments from the SAT for the KCSM 2009 and 2010 Mexico tax returns. In 2017, the Company commenced administrative actions with the SAT. During the first quarter of 2018, the audit assessments were nullified by the SAT. In the third quarter of 2018, the SAT issued new assessments and the Company filed administrative appeals with the SAT. The Company believes that it has strong legal arguments in its favor and it is more likely than not that it will prevail in any challenge of the assessments.
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
Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness, bankruptcy, insolvency or liquidation of a customer, or weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and its operating results. If the financial condition of the Company’s customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate at March 31, 2021.

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)
Panama Canal Railway Company (“PCRC”) Guarantees and Indemnities. At March 31, 2021, the Company had issued and outstanding $5.6 million under a standby letter of credit to fulfill its obligation to fund fifty percent of the debt service reserve and liquidity reserve established by PCRC in connection with the issuance of the 7.0% Senior Secured Notes due November 1, 2026 (the “PCRC Notes”). Additionally, KCS has pledged its shares of PCRC as security for the PCRC Notes.

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
The following tables provide information by geographic area (in millions):

	Three Months Ended
	March 31,
Revenues	2021	2020
U.S.	$366.9	$379.9
Mexico	339.1	351.8
Total revenues	$706.0	$731.7

Property and equipment (including concession assets), net	March 31, 2021	December 31, 2020
U.S.	$5,603.2	$5,594.6
Mexico	3,409.6	3,403.2
Total property and equipment (including concession assets), net	$9,012.8	$8,997.8

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion below, as well as other portions of this Form 10-Q, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. In addition, management may make forward-looking statements orally or in other writing, including, but not limited to, in press releases, quarterly earnings calls, executive presentations, in the annual report to stockholders and in other filings with the Securities and Exchange Commission. Readers can usually identify these forward-looking statements by the use of such words as “may,” “will,” “should,” “likely,” “plans,” “projects,” “expects,” “anticipates,” “believes” or similar words. These statements involve a number of risks and uncertainties. Actual results could materially differ from those anticipated by such forward-looking statements. Such differences could be caused by a number of factors or combination of factors including, but not limited to, the factors identified below and those discussed under the captions “Part II - Item 1A - Risk Factors” herein and Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”). Readers are strongly encouraged to consider these factors and the following factors when evaluating any forward-looking statements concerning the Company: the merger with Canadian Pacific Railway Limited ("CP") is subject to various closing conditions and there can be no assurances as to whether and when it may be completed; failure to complete the Company’s merger with CP could negatively impact the Company’s stock price and future business and financial results; Company’s stockholders cannot be sure of the value of the merger consideration they will receive from CP in the merger; lawsuits may be filed against the Company and/or CP challenging the transactions contemplated by the merger between, among others, the Company and CP; the shares of CP common stock to be received by the Company’s stockholders upon completion of the merger will have different rights from shares of the Company’s common stock; after completion of the merger, CP may fail to realize the projected benefits and cost savings of the merger; public health threats or outbreaks of communicable diseases, such as the ongoing COVID-19 pandemic and its impact on KCS’s business, suppliers, consumers, customers, employees and supply chains; rail accidents or other incidents or accidents on KCS’s rail network or at KCS’s facilities or customer facilities involving the release of hazardous materials, including toxic inhalation hazards; legislative and regulatory developments and disputes, including environmental regulations; loss of the rail concession of Kansas City Southern’s subsidiary, Kansas City Southern de México, S.A. de C.V.; domestic and international economic, political and social conditions; disruptions to the Company’s technology infrastructure, including its computer systems; increased demand and traffic congestion; the level of trade between the United States and Asia or Mexico; fluctuations in the peso-dollar exchange rate; natural events such as severe weather, hurricanes and floods; the outcome of claims and litigation involving the Company or its subsidiaries; competition and consolidation within the transportation industry; the business environment in industries that produce and use items shipped by rail; the termination of, or failure to renew, agreements with customers, other railroads and third parties; fluctuation in prices or availability of key materials, in particular diesel fuel; access to capital; climate change and the market and regulatory responses to climate change; dependency on certain key suppliers of core rail equipment; changes in securities and capital markets; unavailability of qualified personnel; labor difficulties, including strikes and work stoppages; acts of terrorism or risk of terrorist activities, war or other acts of violence; and other factors affecting the operation of the business. For more discussion about each risk factor, see “Part II - Item 1A - Risk Factors” herein and Part I, Item 1A - “Risk Factors” in the Company’s Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in the Company’s Annual Report, in each case as updated by the Company’s periodic filings with the Securities and Exchange Commission (the “SEC”).
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
This discussion is intended to clarify and focus on KCS’s results of operations, certain changes in its financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included under Item 1 of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. This discussion should be read in conjunction with those consolidated financial statements and the related notes and is qualified by reference to them.
Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial position and results of operations is based upon its consolidated financial statements. The preparation of these consolidated financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets and liabilities. The Company bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the accounting for assets and liabilities that are not readily apparent from other sources. If the estimates differ materially from actual results, the impact on the consolidated financial statements may be material. The Company’s critical accounting policies are disclosed in its 2020 Annual Report.

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
Merger Agreement
On March 21, 2021, KCS entered into a merger agreement (“Merger Agreement”) with Canadian Pacific Railway Limited, a Canadian corporation (“CP”), under which CP has agreed to acquire KCS in a stock and cash transaction representing an enterprise value of approximately $29.0 billion, which includes the assumption of $3.8 billion of outstanding KCS debt. Upon completion of the merger (the “Merger”), which is subject to approval by stockholders of both companies and satisfaction of other customary closing conditions, the KCS shares will be deposited into a voting trust subject to a voting trust agreement (the “Voting Trust Transaction”), pending final approval of the transaction by the Surface Transportation Board (the “STB”).
Upon completion of the Merger, each share of common stock, par value $0.01 per share, of KCS that is outstanding immediately prior to the Merger will be converted into the right to receive (1) 0.489 common shares of CP and (2) $90 in cash (together, the “Merger Consideration”), and each share of preferred stock, par value $25 per share, that is outstanding immediately prior to the Merger will be converted into the right to receive $37.50 in cash.
Subject to receipt of regulatory clearances, approval by stockholders of both companies and other customary closing conditions, the completion of the Merger and the Voting Trust Transaction is currently expected to occur in mid-2021, and upon completion, KCS stockholders are expected to own 25% of CP’s outstanding common shares. KCS’s management and its Board of Directors will continue to steward KCS while it is in the voting trust, pursuing KCS’s independent business plan and growth strategies. Final control approval from the STB and other applicable regulatory authorities is expected to be completed by mid-2022.
For the three months ended March 31, 2021, KCS incurred $19.3 million of bankers’ and legal fees related to the Merger, which were recognized in merger costs in the consolidated statements of income. The Company expects to have estimated merger costs of approximately $220.0 million, assuming the Voting Trust Transaction occurs in mid-2021 and the Merger Consideration per the Merger Agreement is $275 per share.
On April 9, 2021, KCS entered into a letter waiver with lenders to the KCS revolving credit facility to waive the events of default that would occur under the KCS revolving credit facility as a result of the changes of control that would arise upon consummation of the Voting Trust Transaction and as a result of CP obtaining control of KCS following final approval of the transaction by the STB. The foregoing description of the letter waiver is qualified in its entirety by the full text of the letter waiver, attached hereto as Exhibit 10.3.
First Quarter Highlights
Revenues decreased 4% for the three months ended March 31, 2021, as compared to the same period in 2020, due to a 2% decrease in revenue per carload/unit and a 1% decrease in carload/unit volumes. Revenues decreased primarily due to lower volumes, lower fuel surcharge, and the weakening of the Mexican peso against the U.S. dollar. The volume declines were primarily due to network congestion driven by weather impacts, partially offset by increased volumes in the chemical and petroleum business unit due to strength in refined fuel product shipments into Mexico.
Operating expenses increased 2% during the three months ended March 31, 2021, as compared to the same period in 2020, primarily due to merger costs incurred during the first quarter of 2021 relating to the Merger Agreement, partially offset by decreased restructuring charges. Operating expenses as a percentage of revenues was 64.2% for the three months ended March 31, 2021, compared to 60.5% for the same period in 2020.
The Company reported quarterly earnings of $1.68 per diluted share on consolidated net income of $153.0 million for the three months ended March 31, 2021, compared to earnings of $1.58 per diluted share on consolidated net income of $151.8 million for the same period in 2020, due to a decrease in foreign exchange losses and an increase in shares repurchased, partially offset by a decrease in operating income and an increase in income tax expense primarily due to fluctuations in the foreign exchange rate.

Results of Operations
The following summarizes KCS’s consolidated statement of income components (in millions):

	Three Months Ended		Change
	March 31,
	2021	2020
Revenues	$706.0	$731.7	$(25.7)
Operating expenses	453.0	442.9	10.1
Operating income	253.0	288.8	(35.8)
Equity in net earnings of affiliates	6.0	1.0	5.0
Interest expense	(39.0)	(34.2)	(4.8)
Foreign exchange loss	(7.3)	(59.5)	52.2
Other income (expense), net	(0.8)	1.4	(2.2)
Income before income taxes	211.9	197.5	14.4
Income tax expense	58.5	45.2	13.3
Net income	153.4	152.3	1.1
Less: Net income attributable to noncontrolling interest	0.4	0.5	(0.1)
Net income attributable to Kansas City Southern and subsidiaries	$153.0	$151.8	$1.2

Operating Metrics
The Company has established the following key metrics and goals to measure precision scheduled railroading (“PSR”) progress and performance:

	Three Months Ended		Improvement/ (Deterioration)	FY 2021 Goal
	March 31,
	2021	2020
Gross velocity (mph) (i)	12.9	15.9	(19)%	16.2
Terminal dwell (hours) (ii)	26.8	19.8	(35)%	21.3
Train length (feet) (iii)	6,824	5,973	14%	7,250
Fuel efficiency (gallons per 1,000 GTM's) (iv)	1.26	1.26	—	1.16

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

(iv) Fuel efficiency is calculated by taking locomotive fuel consumed in gallons divided by thousand gross ton miles (“GTM’s”) net of detours with no associated fuel gallons. GTM’s are the movement of one ton of train weight over one mile calculated by multiplying total train weight by distance the train moved. GTM’s exclude locomotive gross ton miles.
The decline in velocity and increase in dwell are primarily due to lingering network congestion exasperated by COVID-19 related crew shortages and the impact of the polar vortex, or extreme cold weather during February. Service metrics continue to recover from the polar vortex as operations have returned to pre-weather event levels.

Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months Ended			Three Months Ended			Three Months Ended
	March 31,			March 31,			March 31,
	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
Chemical and petroleum	$231.3	$198.6	16%	101.6	90.9	12%	$2,277	$2,185	4%
Industrial and consumer products	134.0	159.0	(16%)	72.3	83.4	(13%)	1,853	1,906	(3%)
Agriculture and minerals	124.4	134.5	(8%)	60.7	63.1	(4%)	2,049	2,132	(4%)
Energy	57.5	56.3	2%	61.6	57.6	7%	933	977	(5%)
Intermodal	81.3	88.7	(8%)	232.8	233.6	—	349	380	(8%)
Automotive	44.1	53.9	(18%)	26.4	32.2	(18%)	1,670	1,674	—
Carload revenues, carloads and units	672.6	691.0	(3%)	555.4	560.8	(1%)	$1,211	$1,232	(2%)
Other revenue	33.4	40.7	(18%)
Total revenues (i)	$706.0	$731.7	(4%)

(i) Included in revenues:
Fuel surcharge	$50.9	$77.5
For the three months ended March 31, 2021, revenues and carload/unit volumes decreased 4% and 1%, respectively, compared to the same period in 2020. Revenues decreased primarily due to lower volumes, lower fuel surcharge, and the weakening of the Mexican peso against the U.S. dollar. The volume declines were primarily due to network congestion driven by weather impacts across the business. In addition, industrial and consumer products volume decreased due to lower demand in the energy sector, automotive was impacted by auto plant shutdowns driven by a global microchip shortage, and intermodal was impacted by slow recovery at the Lazaro Cardenas port in Mexico following service interruptions in the fourth quarter of 2020 due to KCSM right-of-way blockages resulting from teachers’ protests. These decreases were partially offset by increased volumes in the chemical and petroleum business unit due to strength in refined fuel product shipments into Mexico.
For the three months ended March 31, 2021, revenue per carload/unit decreased by 2%, compared to the same period in 2020 due to lower fuel surcharge, the weakening of the Mexican peso against the U.S. dollar, and shorter average length of haul, partially offset by positive pricing impacts. The average exchange rate of Mexican pesos per U.S. dollar was Ps.20.3 for the three months ended March 31, 2021, compared to Ps.19.9 for the same period in 2020, which resulted in a decrease in revenues of approximately $4.0 million.
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
For the three months ended March 31, 2021, fuel surcharge revenue decreased $26.6 million, compared to the same period in 2020, primarily due to lower fuel prices and volumes.

The following discussion provides an analysis of revenues by commodity group:

Revenues by commodity group for the three months ended March 31, 2021
Chemical and petroleum. For the three months ended March 31, 2021, revenues increased $32.7 million, compared to the same period in 2020, due to a 12% increase in carload/unit volumes and a 4% increase in revenue per carload/unit. Volumes increased due to refined fuel product shipments into Mexico, partially offset by U.S. customer plants closing due to weather impacts. Revenue per carload/unit increased due to mix and positive pricing impacts, partially offset by lower fuel surcharge, shorter average length of haul, and the weakening of the Mexican peso against the U.S. dollar.

Industrial and consumer products. For the three months ended March 31, 2021, revenues decreased $25.0 million, compared to the same period in 2020, due to a 13% decrease in carload/unit volumes and a 3% decrease in revenue per carload/unit. Metals and scrap volumes decreased primarily due to lower demand in the energy sector and customer supply issues. Forest products volumes decreased due to network congestion resulting from weather impacts in February. Revenue per carload/unit decreased due to shorter average length of haul, lower fuel surcharge and the weakening of the Mexican peso against the U.S. dollar, partially offset by positive pricing impacts and mix.

Revenues by commodity group for the three months ended March 31, 2021
Agriculture and minerals. Revenues decreased $10.1 million for the three months ended March 31, 2021, compared to the same period in 2020, due to a 4% decrease in carload/unit volumes and revenue per carload/unit. Volumes decreased due to network congestion driven by weather impacts. Revenue per carload/unit decreased due to lower fuel surcharge and mix, partially offset by positive pricing impacts.

Energy. For the three months ended March 31, 2021, revenues increased $1.2 million, compared to the same period in 2020, due to a 7% increase in carload/unit volumes, partially offset by a 5% decrease in revenue per carload/unit. Utility coal volumes increased as a result of higher natural gas prices, planned outages in prior year, cold weather, and rebuilding of stockpiles. Revenue per carload/unit decreased due to mix and lower fuel surcharge, partially offset by longer average length of haul and positive pricing impacts.

Crude Oil
21%
Frac Sand
6%
Coal &
Petroleum
Coke
18%
Utility
Coal
55%

Intermodal. Revenues decreased $7.4 million for the three months ended March 31, 2021, compared to the same period in 2020, due to an 8% decrease in revenue per carload/unit due to mix, shorter average length of haul, and lower fuel surcharge, partially offset by positive pricing impacts. Carload/unit volumes remained flat as cross border franchise and U.S. domestic volume increases, driven by e-commerce strength and tight truck capacity, were offset by slow recovery at the Lazaro Cardenas port in Mexico following service interruptions in the fourth quarter of 2020 due to KCSM right-of-way blockages resulting from teachers’ protests.
Automotive. Revenues decreased $9.8 million for the three months ended March 31, 2021, compared to the same period in 2020, due to an 18% decrease in carload/unit volumes due to auto plant shutdowns driven by a global microchip shortage. Revenue per carload/unit remained flat as longer average length of haul and positive pricing impacts were offset by lower fuel surcharge, the weakening of the Mexican peso against the U.S. dollar, and mix.

Operating Expenses
    Operating expenses, as shown below (in millions), increased $10.1 million for the three months ended March 31, 2021, compared to the same period in 2020, primarily due to merger costs incurred during the first quarter of 2021 relating to the Merger Agreement and network congestion driven by weather impacts, partially offset by decreased restructuring charges. The weakening of the Mexican peso against the U.S. dollar during the three months ended March 31, 2021, resulted in reduced expense of approximately $2.0 million, compared to the same period in 2020, for expense transactions denominated in Mexican pesos. The average exchange rate of Mexican pesos per U.S. dollar was Ps.20.3 for the three months ended March 31, 2021, respectively, compared to Ps.19.9 for the same period in 2020.

	Three Months Ended
	March 31,		Change
	2021	2020	Dollars	Percent
Compensation and benefits	$129.5	$133.4	$(3.9)	(3%)
Purchased services	53.8	53.3	0.5	1%
Fuel	70.9	74.9	(4.0)	(5%)
Equipment costs	21.1	21.9	(0.8)	(4%)
Depreciation and amortization	92.0	89.4	2.6	3%
Materials and other	66.4	64.0	2.4	4%
Merger costs	19.3	—	19.3	100%
Restructuring charges	—	6.0	(6.0)	(100%)
Total operating expenses	$453.0	$442.9	$10.1	2%
Compensation and benefits. Compensation and benefits decreased $3.9 million for the three months ended March 31, 2021, compared to the same period in 2020, due to a decrease in headcount and hours worked of approximately $7.0 million and decreased incentive compensation of approximately $3.0 million, partially offset by wage and benefit inflation of approximately $6.0 million.
Purchased services. Purchased services expense remained flat for the three months ended March 31, 2021, compared to the same period in 2020.
Fuel. Fuel decreased $4.0 million for the three months ended March 31, 2021, compared to the same period in 2020, due to lower diesel fuel prices in the U.S. of approximately $1.0 million, reduced consumption of approximately $1.0 million, increased efficiency of approximately $1.0 million and the weakening of the Mexican peso of approximately $1.0 million. The average price per gallon was $2.25 for the three months ended March 31, 2021, compared to $2.34 for the same period in 2020.
Equipment costs. Equipment costs decreased $0.8 million for the three months ended March 31, 2021, compared to the same period in 2020, due to lower lease expense of approximately $2.0 million primarily due to freight car lease expirations and terminations resulting from PSR initiatives, partially offset by increased car hire expense of approximately $1.0 million due to higher cycle times caused by network congestion.
Depreciation and amortization. Depreciation and amortization expense increased $2.6 million for the three months ended March 31, 2021, compared to the same period in 2020, due to a larger asset base.
Materials and other. Materials and other expense increased $2.4 million for the three months ended March 31, 2021, compared to the same period in 2020, primarily due to increased materials and supplies expense of approximately $3.0 million, partially offset by reduced employee expenses of approximately $2.0 million.
Merger costs. During the three months ended March 31, 2021, the Company recognized bankers’ and legal fees of $19.3 million related to the Merger. Please see Note 2, Merger Agreement for more information.
Restructuring charges. During the three months ended March 31, 2020, the Company recognized restructuring charges of $6.0 million, primarily as a result of make-whole payments for the purchase of leased locomotives impaired in the fourth quarter of 2019. There were no restructuring charges recognized during the three months ended March 31, 2021.

Non-Operating Income and Expenses
Equity in net earnings of affiliates. For the three months ended March 31, 2021, equity in net earnings of affiliates increased $5.0 million, compared to the same period in 2020, primarily due to an increase in net earnings from the operations of TFCM, S. de

R.L de C.V. (“TCM”) due to increased revenues, decreased interest and tax expense, and lower foreign exchange losses during the three months ended 2021 as compared to the same period in 2020.
Interest expense. For the three months ended March 31, 2021, interest expense increased $4.8 million, compared to the same period in 2020, due to higher average debt balances, partially offset by lower average interest rates. During the three months ended March 31, 2021, the average debt balance (including commercial paper) was $3,804.5 million, compared to $3,275.2 million for the same period in 2020. The average interest rate during the three months ended March 31, 2021 was 4.1%, compared to 4.2%, for the same period in 2020.
Foreign exchange loss. For the three months ended March 31, 2021 and 2020, foreign exchange loss was $7.3 million and $59.5 million, respectively. Foreign exchange loss includes the re-measurement and settlement of net monetary assets denominated in Mexican pesos and the gain (loss) on foreign currency derivative contracts.
For the three months ended March 31, 2021, and 2020, the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos resulted in a foreign exchange loss of $4.9 million, and $25.8 million, respectively.
The Company enters into foreign currency derivative contracts to hedge its net exposure to fluctuations in foreign currency caused by fluctuations in the value of the Mexican peso against the U.S. dollar. For the three months ended March 31, 2021 and 2020, the Company incurred a foreign exchange loss on foreign currency derivative contracts of $2.4 million and $33.7 million, respectively.
Other income (expense), net. Other income (expense), net decreased $2.2 million for the three months ended March 31, 2021, compared to the same period in 2020, due to an increase in miscellaneous expenses.
Income tax expense. Income tax expense increased $13.3 million for the three months ended March 31, 2021, compared to the same period in 2020, due to a higher effective tax rate and increase in pre-tax income. The increase in the effective tax rate was primarily due to fluctuations in the foreign exchange rate, partially offset by decrease in global intangible low-taxed income (“GILTI”) tax. See the tax rates reconciliation below.
The components of the effective tax rates for the three months ended March 31, 2021, compared to the same periods in 2020, are as follows:

	Three Months Ended
	March 31,
	2021	2020
Statutory rate in effect	21.0%	21.0%
Tax effect of:
Difference between U.S. and foreign tax rate	6.0%	5.7%
GILTI tax, net	—	1.1%
State and local income tax provision, net	1.2%	1.3%
Foreign exchange (i)	0.4%	(4.8%)
Other, net	(1.0%)	(1.4%)
Effective tax rate	27.6%	22.9%
(i)The Company’s Mexican subsidiaries have net U.S. dollar-denominated monetary liabilities which, for Mexican income tax purposes, are subject to periodic revaluation based on changes in the value of the Mexican peso against the U.S dollar. This revaluation creates fluctuations in the Company’s Mexican income tax expense in the consolidated income statements and the amount of income taxes paid in Mexico. The Company also has net monetary assets denominated in Mexican pesos, that are subject to periodic re-measurement and settlement that creates fluctuations in foreign currency gains and losses in the consolidated income statements. The Company hedges its net exposure to variations in earnings by entering into foreign currency forward contracts. The foreign currency forward contracts involve the Company’s agreement to buy or sell pesos at an agreed-upon exchange rate on a future date. Refer to Note 7, Derivative Instruments for more information.

Mexico Regulatory and Legal Updates
Proposed Changes to Law. KCSM currently insources its management and union employees, other than the President and Executive Representative of KCSM, from its affiliate, KCSM Servicios, S.A. de C.V. (“KCSM Servicios”), a wholly-owned and consolidated subsidiary of the Company. On November 12, 2020, the President of Mexico filed an initiative before the Mexican Congress to amend several laws in order to prohibit outsourcing employees to third parties and insourcing employees from related, affiliate services companies.
On April 8, 2021, the President of Mexico introduced revised legislation before the Mexican Congress, which prohibits outsourcing and insourcing of a company’s core business functions. On April 13, 2021, the House of Representatives in the Mexican Congress approved this legislation. The legislation approved by the House of Representatives will be sent to the Senate for approval. Based on comments by the President of Mexico and other elected government officials, the Company believes this legislative process will be concluded by April 30, 2021. If approved, the new law is expected to become effective approximately three to six months after adoption.
Under the currently proposed legislation, KCSM Servicios could be prohibited from providing certain outsourced employees to KCSM, resulting in some, if not, all KCSM Servicios employees becoming employees of KCSM in order to be in compliance with the legislation. Failure to comply with the new law could result in a loss of tax deductions and VAT credits on third party and related party service payments and penalties.
Mexican employees are currently entitled under Mexican law to receive statutory profit sharing (Participacion a los Trabajadores de las Utilidades or “PTU”) payments. The required cash payment to employees is equal to 10% of their employer’s profit subject to PTU as prescribed by Mexican law, which differs from profit determined under U.S. GAAP.
KCSM Servicios’s employees are eligible for PTU and receive PTU payments. KCSM does not have employees eligible for PTU under current law. If the proposed legislation were to become law, some or possibly all of KCSM Servicios’s employees may need to become employees of KCSM and thus, would be eligible to receive PTU from KCSM. The revised legislation proposed a limitation on PTU, which is the greater of three months of salary or the average PTU received over three prior years. As a result of the limitation on PTU, the proposed legislation is not expected to have a material impact on the consolidated financial statements.
In addition, the Company is reviewing other employee compensation elements that may potentially be adjusted in an effort to offset all or a portion of the additional PTU costs that would result from adoption of the proposed legislation.

Liquidity and Capital Resources
Overview
The Company focuses its cash and capital resources on investing in the business, shareholder returns and optimizing its capital structure.
The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, and other available financing resources will be sufficient to fund anticipated operating expenses, capital expenditures, debt service costs, dividends, and other commitments for the foreseeable future.
During the three months ended March 31, 2021, the Company invested $99.5 million in capital expenditures. See the Capital Expenditures section for further details.
During the three months ended March 31, 2021, KCS received 233,402 shares of common stock as final settlement of the forward contracts totaling $75.0 million under the ASR agreements entered into during October 2020 under the 2019 Program. The final weighted-average price per share of the shares repurchased under these ASR agreements was $191.75. As a result of the Merger Agreement, the Company terminated its share repurchase program. Refer to Note 9, Share Repurchases, for additional information on the Company’s common share repurchase program and ASR agreements.
During the first quarter of 2021, the Company repurchased 657 shares of its $25 par preferred stock for less than $0.1 million at an average price of $37.79 per share.
During the three months ended March 31, 2021, the Company’s Board of Directors declared a quarterly cash dividend on its common stock of $0.54 per share (total of $49.1 million). Subject to capital availability, the Company intends to pay a quarterly dividend on an ongoing basis.
The Company’s current financing instruments contain restrictive covenants that limit or preclude certain actions; however, the covenants are structured such that the Company expects to have sufficient flexibility to conduct its operations. The Company has been, and expects to continue to be, in compliance with all of its debt covenants. For additional discussion of the agreements representing the indebtedness of KCS, see Note 12, Short-Term Borrowings and Note 13, Long-Term Debt in the “Notes to the Consolidated Financial Statements” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
KCS believes it has a strong liquidity position to continue business operations and service its debt obligations. The Company has total available liquidity of $859.9 million as of March 31, 2021, consisting of cash on hand and a revolving credit facility, compared to available liquidity at December 31, 2020 of $788.2 million. Furthermore, the Company does not have any debt maturities until 2023.
As of March 31, 2021, the total cash and cash equivalents held outside of the U.S. in foreign subsidiaries was $73.2 million, after repatriating $52.8 million during the first quarter of 2021. The Company expects that this cash will be available to fund operations without incurring significant additional income taxes.
Mexico 2020 tax reform permanently eliminated universal compensation that allowed Mexican taxpayers to offset recoverable tax balances against balances due for other federal taxes. As a result of the elimination of universal compensation, the refundable VAT balance increased to $115.2 million as of March 31, 2021 and could negatively impact the timing of KCSM’s cash flow by up to $65.0 million in 2021 while awaiting refunds of value added tax from the Mexican government. KCSM has prior favorable Mexican court decisions and a legal opinion supporting its right under Mexican law to recover the refundable VAT balance from the Mexican government and believes the VAT to be fully collectible. However, the Company cannot predict the timing or amount of the Company’s ultimate collection of the refundable VAT balance from the Mexican government.

Cash Flow Information
Summary cash flow data follows (in millions):

	Three Months Ended
	March 31,
	2021	2020
Cash flows provided by (used for):
Operating activities	$226.2	$283.2
Investing activities	(114.0)	(188.6)
Financing activities	(39.5)	(148.3)
Effect of exchange rate changes on cash	(1.0)	(4.1)
Net increase (decrease) in cash and cash equivalents	71.7	(57.8)
Cash and cash equivalents beginning of year	188.2	148.8
Cash and cash equivalents end of period	$259.9	$91.0
Cash flows from operating activities decreased $57.0 million for the three months ended March 31, 2021, compared to the same period in 2020, primarily due to lower operating income and increased payments related to refundable Mexican value added tax.
Net cash used for investing activities decreased $74.6 million for the three months ended March 31, 2021, compared to the same period in 2020, primarily due to a decrease in the purchase or replacement of assets under existing operating leases of $78.2 million.
Net cash used for financing activities decreased $108.8 million for the three months ended March 31, 2021, compared to the same period in 2020, primarily due to a decrease in shares repurchased of $111.7 million.

Capital Expenditures
KCS has funded, and expects to continue to fund capital expenditures with operating cash flows and short and long-term debt.
The following table summarizes capital expenditures by type (in millions):

	Three Months Ended
	March 31,
	2021	2020
Roadway capital program	$55.7	$56.6
Locomotives and freight cars	10.8	6.7
Capacity	18.3	10.2
Information technology	9.7	9.0
Positive train control	4.2	3.3
Other	0.8	0.8
Total capital expenditures (accrual basis)	99.5	86.6
Change in capital accruals	6.5	12.2
Total cash capital expenditures	$106.0	$98.8

Total cash purchase or replacement of assets under operating leases	$—	$78.2
Generally, the Company’s capital program consists of capital replacement and equipment. During 2021, the Company is upgrading its ERP system with expected costs of approximately $30.0 million. For 2021, internally generated cash flows are expected to fund cash capital expenditures, which are currently estimated to be approximately 17% of revenue in 2021, assuming constant currency and fuel price. In addition, the Company periodically reviews its equipment and property under operating leases. Any additional purchase or replacement of equipment and property under operating leases during 2021 is expected to be funded with internally generated cash flows and/or debt.

Supplemental Guarantor Financial Information
The following is a description of the terms and conditions of the guarantees with respect to senior notes for which KCS is an issuer or provides full and unconditional guarantee.

Note Guarantees
As of March 31, 2021, KCS had outstanding $3,736.2 million principal amount of senior notes due through 2069. The Kansas City Southern Railway Company (“KCSR”) had outstanding $2.7 million principal amount of senior notes due through 2045 (together, the “Senior Notes”). The senior notes for which KCS is the issuer are unconditionally guaranteed, jointly and severally, on an unsecured senior basis, by each of KCS’s current and future domestic consolidated subsidiaries that from time to time guarantees certain of KCS’s credit agreements, or any other debt of KCS, or any of KCS’s significant subsidiaries that is a guarantor (each, a “Guarantor Subsidiary,” and collectively, the “Guarantor Subsidiaries”). In addition, the senior notes for which KCSR is the issuer are unconditionally guaranteed, jointly and severally, on an unsecured senior basis, by KCS and each of its current and future domestic consolidated subsidiaries that from time to time guarantees KCSR’s credit agreement, or any other debt of KCSR or any of KCSR’s significant subsidiaries that is a Guarantor Subsidiary. The obligations of each Guarantor Subsidiary under its note guarantee are limited as necessary to prevent such note guarantee from constituting a fraudulent conveyance under applicable law. A guarantee of the Senior Notes by KCS or a Guarantor Subsidiary is subject to release in the following circumstances: (i) the sale, disposition, exchange or other transfer (including through merger, consolidation, amalgamation or otherwise) of the capital stock of the Guarantor Subsidiary made in a manner not in violation of the indenture; (ii) the designation of the subsidiary as an “Unrestricted Subsidiary” under the indenture; (iii) the legal defeasance or covenant defeasance of the Senior Notes in accordance with the terms of the indenture; or (iv) the Guarantor Subsidiary ceasing to be KCS’s subsidiary as a result of any foreclosure of any pledge or security interest securing KCS’s Revolving Credit Facility or other exercise of remedies in respect thereof.
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

Summarized Financial Information

Income Statements	KCS and Guarantor Subsidiaries
	Three Months Ended	Twelve Months Ended
	March 31, 2021	December 31, 2020
Revenues	$361.7	$1,368.7
Operating expenses	243.5	846.9
Operating income	118.2	521.8
Income before income taxes	77.9	375.4
Net income	66.6	329.8

Balance Sheets	KCS and Guarantor Subsidiaries
	March 31, 2021	December 31, 2020
Assets:
Current assets	$375.2	$298.8
Property and equipment (including concession assets), net	4,757.4	4,751.3
Other non-current assets	208.6	110.8

Liabilities and equity:
Current liabilities	$325.9	$318.2
Non-current liabilities	4,880.8	4,841.2
Noncontrolling interest	326.8	326.4

Excluded from current assets in the table above are $185.6 million and $183.7 million of current intercompany receivables due to KCS and the Guarantor Subsidiaries from the Non-Guarantor Subsidiaries as of March 31, 2021 and December 31, 2020, respectively. Excluded from current liabilities in the table above are $221.4 million and $235.8 million of current intercompany payables due to the Non-Guarantor Subsidiaries from KCS and the Guarantor Subsidiaries as of March 31, 2021 and December 31, 2020, respectively.
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

Other Matters
Collective Bargaining
KCSR participates in industry-wide multi-employer bargaining as a member of the National Carriers’ Conference Committee (“NCCC”), as well as local bargaining for agreements that are limited to KCSR's property. Approximately 70% of KCSR employees are covered by collective bargaining agreements. Long-term agreements were reached voluntarily or through the arbitration process during 2017 and 2018 covering all of the participating unions. The terms of these agreements will remain in effect until new agreements are reached in the current national bargaining round. In November 2019, KCSR and its unions commenced negotiations in connection with the 2020 bargaining round.
KCSM Servicios, a wholly owned subsidiary of KCS, provides employee services to KCSM, and KCSM pays KCSM Servicios market-based rates for these services. KCSM Servicios union employees are covered by one labor agreement, which was signed on April 16, 2012, between KCSM Servicios and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (“Mexican Railroad Union”), and which remains in effect during the period of the Concession, for the purpose of regulating the relationship between the parties. Approximately 80% of KCSM Servicios employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other benefits are subject to negotiation every two years. The parties finalized negotiations over compensation terms and benefits that will apply until June 30, 2021, along with other terms.
Union labor negotiations have not historically resulted in any strike, boycott, or other disruption in the Company’s business operations.

Item 3.Quantitative and Qualitative Disclosures about Market Risk
There was no material change during the quarter from the information set forth in Part II, Item 7A. “Quantitative and Qualitative Disclosure about Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4.Controls and Procedures
(a) Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal quarter ended March 31, 2021, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at a reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.Legal Proceedings
For information related to the Company’s legal proceedings, see Note 11, Commitments and Contingencies, under Part I, Item 1 of this quarterly report on Form 10-Q.

Item 1A.Risk Factors
Except as set forth below, during the quarter ended March 31, 2021, there were no material changes to the Risk Factors disclosed in Item 1A - “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
The Company’s Merger with CP is subject to various closing conditions, including regulatory and stockholder approvals as well as other uncertainties, and there can be no assurances as to whether and when it may be completed.
Completion of the Merger is subject to the satisfaction or waiver of a number of customary conditions, and it is possible that such conditions may prevent, delay or otherwise materially adversely affect the completion of the Merger. These conditions include, among other things: (1) the adoption of the Merger Agreement by the Company’s stockholders; (2) approval of the issuance of CP common shares in the Merger by CP’s shareholders; (3) CP’s registration statement on Form F-4 having been declared effective by the Securities and Exchange Commission; (4) the absence of any injunction or similar order prohibiting the consummation of the Merger or the Voting Trust Transaction; (5) approval of the Voting Trust Transaction by the STB, if required, (6) approval by the Comisión Federal de Competencia Económica (the Mexican Antitrust Commission) and the Instituto Federal de Telecomunicaciones (the Mexican Federal Telecommunications Institute) of the transactions contemplated by the Merger Agreement, (7) the CP common shares issuable in the Merger having been approved for listing on the New York Stock Exchange and the Toronto Stock Exchange; (8) accuracy of the other party’s representations and warranties, subject to certain materiality standards set forth in the Merger Agreement and (9) compliance by the other party in all material respects with such other party’s obligations under the Merger Agreement.
The governmental authorities from which authorizations are required have broad discretion in administering the governing laws and regulations, and may take into account various facts and circumstances in their consideration of the Merger or the other transactions contemplated by the Merger Agreement. These governmental authorities may initiate proceedings or otherwise seek to prevent the Merger. As a condition to authorization of the Merger or the other transactions contemplated by the Merger Agreement, these governmental authorities also may impose requirements, limitations or costs, require divestitures or place restrictions on the conduct of CP’s business after completion of the Merger.
The Company can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, if all required consents and approvals are obtained and all closing conditions are satisfied (or waived, if applicable), the Company can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within either the Company or CP’s control, and neither company can predict when or if these conditions will be satisfied (or waived, if applicable). Any delay in completing the Merger could cause the Company not to realize some or all of the benefits that the Company expects to achieve if the Merger is successfully completed within the expected timeframe.
Failure to complete the Company’s Merger with CP could negatively impact the Company’s stock price and future business and financial results.
If the Merger or the other transactions contemplated by the Merger Agreement are not completed for any reason, including as a result of the Company’s stockholders failing to adopt the Merger Agreement or CP shareholders failing to approve the issuance of CP common shares in the Merger, the Company will remain an independent public company. The Company’s ongoing business may be materially and adversely affected and the Company would be subject to a number of risks, including the following:
•the Company may experience negative reactions from the financial markets, including negative impacts on trading prices of the Company’s common stock, and from the Company’s employees, suppliers, vendors, regulators or customers;
•the Company may be required to pay CP a termination fee of $700.0 million if the Merger Agreement is terminated in certain circumstances, including because the Company’s board of directors has changed its recommendation in favor of the Merger or the Company has terminated the Merger Agreement in order to enter into an agreement providing for a Company Superior Proposal;
•the Merger Agreement places certain restrictions on the conduct of the Company’s business, and such restrictions, the waiver of which is subject to the consent of CP, may prevent the Company from making certain acquisitions, entering into or amending certain contracts, taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the Merger that the Company would have made, taken or pursued if these restrictions were not in place; and

•matters relating to the Merger will require substantial commitments of time and resources by the Company’s management and the expenditure of significant funds in the form of fees and expenses, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to the Company as an independent company.
In addition, the Company could be subject to litigation related to any failure to complete the Merger or related to any proceeding to specifically enforce the Company’s performance obligations under the Merger Agreement.
If any of these risks materialize, they may materially and adversely affect the Company’s business, financial condition, financial results and stock prices.
Because the exchange ratio is fixed and the market price of shares of CP stock has fluctuated and will continue to fluctuate, the Company stockholders cannot be sure of the value of the Merger Consideration they will receive in the Merger.
Upon completion of the Merger, each share of common stock, par value $0.01 per share, of KCS that is outstanding immediately prior to the Merger will be converted into the right to receive (1) 0.489 common shares of CP and (2) $90 in cash (together, the “Merger Consideration”), and each share of preferred stock, par value $25 per share, that is outstanding immediately prior to the Merger will be converted into the right to receive $37.50 in cash. Because the exchange ratio of 0.489 common shares of CP is fixed, the value of the share consideration will depend on the market price of common shares of CP at the time the Merger is completed. The market price of common shares of CP has fluctuated since the date of the announcement of the Merger and is expected to continue to fluctuate from the date of this Quarterly Report on Form 10-Q until the date the Merger is completed, which could occur a considerable amount of time after the date hereof. CP’s common share price changes may result from a variety of factors, including, among others, general market and economic conditions, changes in CP’s and the Company’s respective businesses, operations and prospects, risks inherent in their respective businesses, changes in market assessments of the likelihood that the Merger will be completed and/or the value that may be generated by the Merger and changes with respect to expectations regarding the timing of the Merger and regulatory considerations. Many of these factors are beyond the Company’s control.
Lawsuits may be filed against the Company and/or CP challenging the transactions contemplated by the Merger Agreement. An adverse ruling in any such lawsuit may delay or prevent the Merger from being completed.
Lawsuits arising out of or relating to the Merger Agreement, CP’s registration statement on Form F-4 (which will include a document that serves as a prospectus of CP and a proxy statement of the Company) and/or the Merger of the Company with CP may be filed in the future. One of the conditions to completion of the Merger is the absence of any injunction or similar order prohibiting the consummation of the Mergers or the Voting Trust Transaction. Accordingly, if a plaintiff is successful in obtaining an injunction, then such order may prevent the Merger from being completed, or from being completed within the expected timeframe.
The shares of CP common stock to be received by the Company’s stockholders upon completion of the Merger will have different rights from shares of the Company’s common stock.
Upon completion of the Merger, the Company’s stockholders will no longer be stockholders of the Company but will instead become stockholders of CP. The rights of the Company’s stockholders as stockholders will then be governed by Canadian law and by the terms of the CP’s restated certificate and articles of incorporation and bylaws, which are in some respects materially different than the terms of the Company’s certificate of incorporation and bylaws, which currently govern the rights of the Company’s stockholders.
After completion of the Merger, CP may fail to realize the projected benefits and cost savings of the Merger, which could adversely affect the value of CP common stock.
The success of the Merger will depend, in part, on CP’s ability to realize the anticipated benefits and cost savings from combining the respective businesses of the Company and CP, including operational and other synergies that the Company believes the combined company will be able to achieve. The anticipated benefits and cost savings of the Merger may not be realized fully or at all, may take longer to realize than expected or could have other adverse effects that the Company does not currently foresee. Some of the assumptions that the Company has made, such as the achievement of operating synergies, may not be realized. The integration process may, for the Company and CP, result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies. There could be potential unknown liabilities and unforeseen expenses associated with the Merger that were not discovered in the course of performing due diligence. Additionally, the integration will require significant time and focus from management following the Merger.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities
The following table presents stock repurchases during each month for the first quarter of 2021:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be purchased under the Plans or Programs (1)
Common stock
January 1-31, 2021 (2)	233,402	321.33	233,402	$2,973,017,537
February 1-28, 2021	—	—	—	$2,973,017,537
March 1-31, 2021	—	—	—	—
Total	233,402		233,402
$25 Par preferred stock
January 1-31, 2021	—	—	—	—
February 1-28, 2021(3)	657	$37.79	—	—
March 1-31, 2021	—	—	—	—
Total	657		—

(1)
On November 10, 2020, the Company announced that the Board of Directors approved a share repurchase program, pursuant to which up to $3.0 billion in shares of common stock could be repurchased through December 31, 2023 (the “2020 Program”). Share repurchases may be made in the open market, through privately negotiated transactions, or through accelerated share repurchase (“ASR”) transactions. The 2020 Program replaced the Company’s previous $2.0 billion share repurchase program announced on November 12, 2019 (the “2019 Program”). The Company terminated its share repurchase program upon entering into the Merger Agreement.

(2)
In January 2021, the Company received 233,402 shares of common stock as final settlement of the forward contracts totaling $75.0 million under the ASR agreements entered into during October 2020 under the 2019 Program. The final weighted-average price per share of the shares repurchased under these ASR agreements was $191.75. Refer to Note 9, Share Repurchases for additional information.

(3)	All $25 par preferred stock repurchases were made other than through a publicly disclosed plan or program. Repurchases of $25 par preferred stock were made through open market purchases and/or privately negotiated transactions.

Item 3.Defaults upon Senior Securities
None.

Item 4.Mine Safety Disclosures
Not applicable.

Item 5.Other Information
None.

Item 6.Exhibits

Exhibit No.	Exhibits
2.1*	Agreement and Plan of Merger, dated as of March 21, 2021, by and among Kansas City Southern, Canadian
Pacific Railroad Limited, Cygnus Merger Sub 1 Corporation and Cygnus Merger Sub 2 Corporation, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 22, 2021 (File No. 1-4717), is incorporated herein by reference as Exhibit 2.1.*

3.2
Kansas City Southern Bylaws, amended and restated as of March 27, 2021, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 30, 2021 (File No. 1-4717), is incorporated herein by reference as Exhibit 3.2.

10.1†
Form of Letter Agreement, dated March 24, 2021, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 30, 2021 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.1.

10.2†
Form of Retention Award Agreement, dated March 25, 2021, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 30, 2021 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.2.

10.3	Letter waiver, dated as of April 9, 2021, among the Company, the guarantors party thereto, the financial institutions party thereto and Bank of America, N.A., as administrative agent.

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

* Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Kansas City Southern hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission; provided, that Kansas City Southern may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules so furnished.

** Furnished herewith.

† Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on April 16, 2021.

Kansas City Southern

/s/ MICHAEL W. UPCHURCH
Michael W. Upchurch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ SUZANNE M. GRAFTON
Suzanne M. Grafton
Vice President and Chief Accounting Officer
(Principal Accounting Officer)