Form 10-Q
period 2021-06-30
KANSAS CITY SOUTHERN
filed 2021-07-16
CIK 54480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	July 9, 2021
Common Stock, $0.01 per share par value	90,964,664 Shares

Kansas City Southern and Subsidiaries
Form 10-Q
June 30, 2021
Index

		Page
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	3
	Consolidated Statements of Operations — Three and six months ended June 30, 2021 and 2020	3
	Consolidated Statements of Comprehensive Income (Loss) — Three and six months ended June 30, 2021 and 2020	4
	Consolidated Balance Sheets — June 30, 2021 and December 31, 2020	5
	Consolidated Statements of Cash Flows — Six months ended June 30, 2021 and 2020	6
	Consolidated Statements of Changes in Equity — Three months ended June 30, 2021, March 31, 2021, December 31, 2020, September 30, 2020, June 30, 2020 and March 31, 2020	7
	Notes to the Unaudited Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Mine Safety Disclosures	36
Item 5.	Other Information	36
Item 6.	Exhibits	37
	SIGNATURES	38

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements (unaudited)

Kansas City Southern and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In millions, except share and per share amounts) (Unaudited)
Revenues	$749.5	$547.9	$1,455.5	$1,279.6
Operating expenses:
Compensation and benefits	128.4	103.8	257.9	237.2
Purchased services	55.8	44.6	109.6	97.9
Fuel	79.0	39.5	149.9	114.4
Equipment costs	24.1	18.1	45.2	40.0
Depreciation and amortization	91.2	89.3	183.2	178.7
Materials and other	81.9	61.7	148.3	125.7
Merger costs	720.8	—	740.1	—
Restructuring charges	—	10.5	—	16.5
Total operating expenses	1,181.2	367.5	1,634.2	810.4
Operating income (loss)	(431.7)	180.4	(178.7)	469.2
Equity in net earnings of affiliates	3.4	0.2	9.4	1.2
Interest expense	(39.1)	(38.1)	(78.1)	(72.3)
Foreign exchange gain (loss)	6.8	7.8	(0.5)	(51.7)
Other income, net	1.0	0.8	0.2	2.2
Income (loss) before income taxes	(459.6)	151.1	(247.7)	348.6
Income tax expense (benefit)	(81.6)	40.8	(23.1)	86.0
Net income (loss)	(378.0)	110.3	(224.6)	262.6
Less: Net income attributable to noncontrolling interest	0.5	0.6	0.9	1.1
Net income (loss) attributable to Kansas City Southern and subsidiaries	(378.5)	109.7	(225.5)	261.5
Preferred stock dividends	0.1	—	0.1	0.1
Net income (loss) available to common stockholders	$(378.6)	$109.7	$(225.6)	$261.4

Earnings (loss) per share:
Basic earnings (loss) per share	$(4.17)	$1.16	$(2.48)	$2.75
Diluted earnings (loss) per share	$(4.17)	$1.16	$(2.48)	$2.74

Average shares outstanding (in thousands):
Basic	90,767	94,476	90,762	95,070
Effect of dilution	—	417	—	464
Diluted	90,767	94,893	90,762	95,534

See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In millions) (Unaudited)
Net income (loss)	$(378.0)	$110.3	$(224.6)	$262.6
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate derivative instruments, net of tax of $(9.0) million, $1.5 million, $12.0 million and $2.7 million, respectively	(33.9)	5.3	45.2	10.1
Reclassification adjustment from cash flow hedges included in net income, net of tax of $0.1 million, $0.2 million, $0.2 million and $0.3 million, respectively	0.5	0.4	1.0	0.9
Foreign currency translation adjustments	0.3	0.2	0.1	(1.5)
Other comprehensive income (loss)	(33.1)	5.9	46.3	9.5
Comprehensive income (loss)	(411.1)	116.2	(178.3)	272.1
Less: Comprehensive income attributable to noncontrolling interest	0.5	0.6	0.9	1.1
Comprehensive income (loss) attributable to Kansas City Southern and subsidiaries	$(411.6)	$115.6	$(179.2)	$271.0
See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	(In millions, except share and per share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$325.8	$188.2
Accounts receivable, net	298.9	247.1
Materials and supplies	135.3	127.2
Other current assets	52.0	63.3
Total current assets	812.0	625.8
Operating lease right-of-use assets	71.8	70.9
Investments	50.6	42.6
Property and equipment (including concession assets), net	9,139.0	8,997.8
Other assets	320.3	226.9
Total assets	$10,393.7	$9,964.0
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$8.5	$6.4
Accounts payable and accrued liabilities	1,234.3	470.0
Total current liabilities	1,242.8	476.4
Long-term operating lease liabilities	47.6	45.4
Long-term debt	3,771.7	3,764.4
Deferred income taxes	1,062.2	1,185.4
Other noncurrent liabilities and deferred credits	153.0	108.8
Total liabilities	6,277.3	5,580.4
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued; 214,542 and 215,199 shares outstanding at June 30, 2021 and December 31, 2020, respectively	5.4	5.4
$.01 par, common stock, 400,000,000 shares authorized; 123,352,185 shares issued; 90,947,526 and 91,047,107 shares outstanding at June 30, 2021 and December 31, 2020, respectively	0.9	0.9
Additional paid-in capital	913.2	830.9
Retained earnings	2,822.9	3,219.6
Accumulated other comprehensive income	46.7	0.4
Total stockholders’ equity	3,789.1	4,057.2
Noncontrolling interest	327.3	326.4
Total equity	4,116.4	4,383.6
Total liabilities and equity	$10,393.7	$9,964.0
See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2021	2020
	(In millions) (Unaudited)
Operating activities:
Net income (loss)	$(224.6)	$262.6
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	183.2	178.7
Deferred income taxes	(135.5)	34.3
Equity in net earnings of affiliates	(9.4)	(1.2)
Share-based compensation	14.4	13.5
Loss on foreign currency derivative instruments	4.1	27.3
Foreign exchange (gain) loss	(3.6)	24.4
Merger costs	740.1	—
Restructuring charges	—	16.5
Distributions from affiliates	2.5	2.5
Settlement of foreign currency derivative instruments	(1.9)	(29.0)
Cash payments for merger costs	(719.5)	—
Reimbursement of merger termination fee	700.0	—
Refundable Mexican value added tax	(34.5)	(18.1)
Changes in working capital items:
Accounts receivable	(52.1)	44.1
Materials and supplies	(6.6)	19.3
Other current assets	10.5	(29.0)
Accounts payable and accrued liabilities	33.8	(19.4)
Other, net	6.4	(1.0)
Net cash provided by operating activities	507.3	525.5

Investing activities:
Capital expenditures	(250.5)	(194.7)
Purchase or replacement of assets under operating leases	—	(78.2)
Property investments in MSLLC	(19.4)	(20.0)
Investments in and advances to affiliates	(7.2)	(4.9)
Proceeds from disposal of property	2.8	8.0
Other, net	(4.7)	(9.4)
Net cash used for investing activities	(279.0)	(299.2)

Financing activities:
Proceeds from issuance of long-term debt	—	545.6
Repayment of long-term debt	(3.5)	(4.8)
Dividends paid	(89.3)	(76.9)
Shares repurchased	—	(211.7)
Debt issuance costs paid	—	(6.6)
Proceeds from employee stock plans	2.5	4.5
Net cash provided by (used for) financing activities	(90.3)	250.1

Effect of exchange rate changes on cash	(0.4)	(5.1)

Cash and cash equivalents:
Net increase during each period	137.6	471.3
At beginning of year	188.2	148.8
At end of period	$325.8	$620.1
See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Changes in Equity
(in millions, except per share amounts)
(Unaudited)

	$25 Par Preferred Stock	$.01 Par Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total

Balance at December 31, 2019	$5.6	$1.0	$843.7	$3,601.3	$(29.1)	$323.4	$4,745.9
Net income				151.8		0.5	152.3
Other comprehensive income					3.6		3.6
Dividends on common stock ($0.40/share)			—	(38.2)			(38.2)
Dividends on $25 par preferred stock ($0.25/share)				(0.1)			(0.1)
Share repurchases		—	(11.4)	(182.8)			(194.2)
Settlement of forward contract for accelerated share repurchases			82.5				82.5
Options exercised and stock subscribed, net of shares withheld for employee taxes		—	(0.1)				(0.1)
Share-based compensation			10.3				10.3
Balance at March 31, 2020	5.6	1.0	925.0	3,532.0	(25.5)	323.9	4,762.0
Net income				109.7		0.6	110.3
Other comprehensive income					5.9		5.9
Dividends on common stock ($0.40/share)			—	(37.8)			(37.8)
Dividends on $25 par preferred stock ($0.25/share)				—			—
Share repurchases	—	—	(6.8)	(93.2)			(100.0)
Options exercised and stock subscribed, net of shares withheld for employee taxes		—	(0.3)				(0.3)
Share-based compensation			4.9				4.9
Balance at June 30, 2020	5.6	1.0	922.8	3,510.7	(19.6)	324.5	4,745.0
Net income				189.8		0.4	190.2
Other comprehensive income					3.3		3.3
Contribution from noncontrolling interest						0.9	0.9
Dividends on common stock ($0.40/share)			—	(37.6)			(37.6)
Dividends on $25 par preferred stock ($0.25/share)				(0.1)			(0.1)
Share repurchases	(0.1)	—	(6.5)	(110.5)			(117.1)
Options exercised and stock subscribed, net of shares withheld for employee taxes		—	3.9				3.9
Share-based compensation			5.4				5.4
Balance at September 30, 2020	5.5	1.0	925.6	3,552.3	(16.3)	325.8	4,793.9
Net income				165.7		0.6	166.3
Other comprehensive income					16.7		16.7
Dividends on common stock ($0.44/share)			—	(40.1)			(40.1)
Dividends on $25 par preferred stock ($0.25/share)				—			—
Share repurchases	(0.1)	(0.1)	(26.6)	(458.3)			(485.1)
Forward contract for accelerated share repurchases			(75.0)				(75.0)
Options exercised and stock subscribed, net of shares withheld for employee taxes		—	2.7				2.7
Share-based compensation			4.2				4.2
Balance at December 31, 2020	5.4	0.9	830.9	3,219.6	0.4	326.4	4,383.6
Net income				153.0		0.4	153.4
Other comprehensive income					79.4		79.4
Dividends on common stock ($0.54/share)			—	(49.1)			(49.1)
Dividends on $25 par preferred stock ($0.25/share)				—			—
Share repurchases	—	—	(2.1)	(72.9)			(75.0)
Settlement of forward contract for accelerated share repurchases			75.0				75.0
Options exercised and stock subscribed, net of shares withheld for employee taxes		—	(3.0)				(3.0)
Share-based compensation			8.2				8.2
Balance at March 31, 2021	5.4	0.9	909.0	3,250.6	79.8	326.8	4,572.5
Net income (loss)				(378.5)		0.5	(378.0)
Other comprehensive loss					(33.1)		(33.1)
Dividends on common stock ($0.54/share)			—	(49.1)			(49.1)
Dividends on $25 par preferred stock ($0.25/share)				(0.1)			(0.1)
Options exercised and stock subscribed, net of shares withheld for employee taxes		—	(2.0)				(2.0)
Share-based compensation			6.2				6.2
Balance at June 30, 2021	$5.4	$0.9	$913.2	$2,822.9	$46.7	$327.3	$4,116.4

See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements
For purposes of this report, “KCS” or the “Company” may refer to Kansas City Southern or, as the context requires, to one or more subsidiaries of Kansas City Southern.

1. Basis of Presentation
In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring adjustments) necessary to reflect a fair statement of the results for interim periods in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three and six months ended June 30, 2021, are not necessarily indicative of the results to be expected for the full year ending December 31, 2021. Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Merger Agreement
On March 21, 2021, KCS entered into a merger agreement with Canadian Pacific Railway Limited, a Canadian corporation (“CP”), under which CP agreed to acquire KCS in a stock and cash transaction valued at $275 per common share. On April 20, 2021, KCS received an unsolicited merger proposal valued at $325 per common share from Canadian National Railway Company, a Canadian corporation (“CN”), which, after negotiation with and a revised proposal from CN, was determined on May 13, 2021 by the Company’s board of directors to be a superior proposal as defined by the CP merger agreement. On May 21, 2021, KCS terminated the CP merger agreement and paid CP a merger termination fee of $700.0 million, which was recognized in merger costs on the consolidated statements of operations.
On May 21, 2021, KCS and CN entered into a merger agreement (The “Merger Agreement”), and a U.S. affiliate of CN paid KCS $700.0 million as reimbursement for the termination fee paid to CP. KCS is obligated to repay the termination fee to CN under certain circumstances, including but not limited to, if KCS were to terminate the Merger Agreement to accept a superior proposal as defined by the Merger Agreement. As a result, the $700.0 million reimbursement from CN was recognized within accounts payable and accrued liabilities on the consolidated balance sheets. In addition, KCS would be required to pay CN a termination fee of $700.0 million to terminate the Merger Agreement with CN.
Per the Merger Agreement, KCS would merge into a wholly-owned, U.S. subsidiary of CN (the “Merger”) and be the surviving entity of the Merger. The ownership interest of KCS would then be deposited into a voting trust subject to a voting trust agreement (the “Voting Trust Transaction”). Each share of common stock, par value $0.01 per share, of KCS that is outstanding immediately prior to the Merger will be converted into the right to receive (1) 1.129 common shares of CN and (2) $200 in cash (together, the “Merger Consideration”), and each share of preferred stock, par value $25 per share, that is outstanding immediately prior to the Merger will be converted into the right to receive $37.50 in cash.
Subject to receipt of regulatory clearances, approval by stockholders of KCS, and other customary closing conditions, the completion of the Voting Trust Transaction is currently expected to occur in the second half of 2021, and upon completion, KCS stockholders are expected to own approximately 12.65% of CN’s outstanding common shares. KCS’s management and its board of directors will continue to manage KCS while it is in the voting trust, pursuing KCS’s independent business plan and growth strategies. Final control approval from the Surface Transportation Board (“STB”) and other applicable regulatory authorities is expected to be completed in the second half of 2022.
For the three and six months ended June 30, 2021, KCS incurred $720.8 million and $740.1 million, respectively, of merger-related costs, consisting of the $700.0 million termination fee paid to CP, and bankers’ and legal fees. These merger-related costs were recognized in merger costs in the consolidated statements of operations.
On June 8, 2021, KCS entered into a letter waiver with lenders to the KCS revolving credit facility to waive the events of default that would occur under the KCS revolving credit facility as a result of the changes of control that would arise upon consummation of the Voting Trust Transaction and as a result of CN obtaining control of KCS following final approval of the transaction by the STB.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Chemical & Petroleum
Chemicals	$64.8	$52.2	$125.4	$114.7
Petroleum	132.9	70.6	268.1	166.4
Plastics	34.8	35.7	70.3	76.0
Total	232.5	158.5	463.8	357.1

Industrial & Consumer Products
Forest Products	62.6	57.8	120.3	126.7
Metals & Scrap	51.0	40.4	97.3	102.7
Other	31.0	22.4	61.0	50.2
Total	144.6	120.6	278.6	279.6

Agriculture & Minerals
Grain	88.9	64.1	163.6	141.9
Food Products	36.6	39.0	73.6	81.7
Ores & Minerals	6.1	5.3	11.3	11.1
Stone, Clay & Glass	8.3	6.0	15.8	14.2
Total	139.9	114.4	264.3	248.9

Energy
Utility Coal	31.2	23.2	62.9	46.8
Coal & Petroleum Coke	12.0	9.5	22.4	21.1
Frac Sand	4.2	1.7	7.6	5.5
Crude Oil	7.1	4.9	19.1	22.2
Total	54.5	39.3	112.0	95.6

Intermodal	91.1	63.5	172.4	152.2

Automotive	49.4	15.6	93.5	69.5

Total Freight Revenues	712.0	511.9	1,384.6	1,202.9

Other Revenue	37.5	36.0	70.9	76.7

Total Revenues	$749.5	$547.9	$1,455.5	$1,279.6
Contract Balances
The amount of revenue recognized in the second quarter of 2021 from performance obligations partially satisfied in previous periods was $27.0 million. The performance obligations that were unsatisfied or partially satisfied as of June 30, 2021, were $28.5 million, which represents in-transit shipments that are fully satisfied the following month.
A receivable is any unconditional right to consideration, and is recognized as shipments have been completed and the relating performance obligation has been fully satisfied. At June 30, 2021 and December 31, 2020, the accounts receivable, net balance was $298.9 million and $247.1 million, respectively. Contract assets represent a conditional right to consideration in exchange for goods or services. The Company did not have any contract assets at June 30, 2021 and December 31, 2020.
Contract liabilities represent consideration received in advance from customers, and are recognized as revenue over time as the relating performance obligation is satisfied. The amount of revenue recognized in the second quarter of 2021 that was included in the opening contract liability balance was $8.3 million. The Company has recognized contract liabilities within the accounts payable and accrued liabilities financial statement caption on the balance sheet. These are considered current liabilities as they will be settled in less than 12 months.

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)
The following tables summarize the changes in contract liabilities (in millions):

Contract liabilities	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Beginning balance	$18.8	$21.1	$29.9	$30.5
Revenue recognized that was included in the contract liability balance at the beginning of the period	(8.3)	(7.8)	(20.1)	(17.9)
Increases due to consideration received, excluding amounts recognized as revenue during the period	9.2	2.8	9.9	3.5
Ending balance	$19.7	$16.1	$19.7	$16.1

4. Earnings (Loss) Per Share Data
Basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share adjusts basic earnings (loss) per common share for the effects of potentially dilutive common shares, if the effect is not anti-dilutive. Potentially dilutive common shares include the dilutive effects of shares issuable under the stock option and performance award plans.
The following table reconciles the basic earnings (loss) per share computation to the diluted earnings (loss) per share computation (in millions, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss) available to common stockholders for purposes of computing basic and diluted earnings (loss) per share	$(378.6)	$109.7	$(225.6)	$261.4
Weighted-average number of shares outstanding (in thousands):
Basic shares	90,767	94,476	90,762	95,070
Effect of dilution	—	417	—	464
Diluted shares	90,767	94,893	90,762	95,534
Earnings (loss) per share:
Basic earnings (loss) per share	$(4.17)	$1.16	$(2.48)	$2.75
Diluted earnings (loss) per share	$(4.17)	$1.16	$(2.48)	$2.74

Potentially dilutive shares excluded from the calculation (in thousands):

Stock options excluded as their inclusion would be anti-dilutive	584	72	558	72

For the three and six months ended June 30, 2021, 584,416 and 557,804 shares, respectively, were excluded from the computation of diluted shares because the impact would have been anti-dilutive due to the loss reported during the periods.

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)
5. Property and Equipment (including Concession Assets)
Property and equipment, including concession assets, and related accumulated depreciation and amortization are summarized below (in millions):

	June 30, 2021	December 31, 2020
Land	$227.5	$227.5
Concession land rights	141.1	141.1
Road property	8,263.0	8,174.4
Equipment	2,804.7	2,764.6
Technology and other	379.9	372.6
Construction in progress	304.6	221.9
Total property	12,120.8	11,902.1
Accumulated depreciation and amortization	2,981.8	2,904.3
Property and equipment (including concession assets), net	$9,139.0	$8,997.8
Concession assets, net of accumulated amortization of $704.3 million and $709.7 million, totaled $2,416.6 million and $2,383.5 million at June 30, 2021 and December 31, 2020, respectively.

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
The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The carrying value of the Company’s debt was $3,780.2 million and $3,770.8 million at June 30, 2021 and December 31, 2020, respectively. If the Company’s debt were measured at fair value, the fair value measurements of the individual debt instruments would have been classified as Level 2 in the fair value hierarchy.

The fair value of the Company’s financial instruments is presented in the following table (in millions):

	June 30, 2021	December 31, 2020
	Level 2	Level 2
Assets
Treasury lock agreements	$92.8	$35.6
Liabilities
Debt instruments	4,299.4	4,368.6
Foreign currency derivative instruments	2.2	—

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

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)
Credit Risk. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages this risk by limiting its counterparties to large financial institutions which meet the Company’s credit rating standards and have an established banking relationship with the Company. As of June 30, 2021, the Company did not expect any losses as a result of default of its counterparties.
Interest Rate Derivative Instruments. In March 2020, the Company executed three 30-year treasury lock agreements with an aggregate notional value of $400.0 million and a weighted average interest rate of 1.45%, and in November 2020, the Company executed three 30-year treasury lock agreements with an aggregate notional value of $250.0 million and a weighted-average interest rate of 1.78%. The purpose of the treasury locks is to hedge the U.S. Treasury benchmark interest rate associated with future interest payments related to the anticipated refinancing of the $444.7 million principal amount of 3.00% senior notes due May 15, 2023 (the “3.00% Senior Notes”) and the $200.0 million principal amount of 3.85% senior notes due November 15, 2023 (the “3.85% Senior Notes”). The Company has designated the treasury locks as cash flow hedges and recorded unrealized gains and losses in accumulated other comprehensive income (loss). For the three and six months ended June 30, 2021, the unrealized gain of $92.8 million recognized in accumulated other comprehensive income decreased by $42.9 million and increased by $57.2 million, respectively, from the balances at March 31, 2021 and December 31, 2020, reflecting a change in the value of the treasury locks as U.S. treasury rates rose during the first quarter of 2021, and then fell during the second quarter of 2021. Upon settlement, the unrealized gain or loss in accumulated other comprehensive income (loss) will be amortized to interest expense over the life of the future underlying debt issuance.
Foreign Currency Derivative Instruments. The Company’s Mexican subsidiaries have net U.S. dollar-denominated monetary liabilities which, for Mexican income tax purposes, are subject to periodic revaluation based on changes in the value of the Mexican peso against the U.S dollar. This revaluation creates fluctuations in the Company’s Mexican income tax expense in the consolidated statements of operations and the amount of income taxes paid in Mexico. The Company also has net monetary assets denominated in Mexican pesos that are subject to periodic re-measurement and settlement that create fluctuations in foreign currency gains and losses in the consolidated statements of operations. The Company hedges its net exposure to foreign currency fluctuations in earnings by entering into foreign currency forward contracts. The foreign currency forward contracts involve the Company’s agreement to buy or sell pesos at an agreed-upon exchange rate on a future date.
Below is a summary of the Company’s 2021 and 2020 foreign currency derivative contracts (amounts in millions, except Ps./USD):

Foreign currency forward contracts
	Contracts to sell Ps./receive USD					Offsetting contracts to purchase Ps./pay USD
	Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Cash received/(paid) on settlement
Contracts executed in 2021 and outstanding	$100.0	Ps.	2,088.1	Ps.	20.9	—	—		—		—
Contracts executed in 2020 and settled in 2020	$75.0	Ps.	1,555.5	Ps.	20.7	$78.0	Ps.	1,555.5	Ps.	20.0	$(2.9)
	Contracts to purchase Ps./pay USD					Offsetting contracts to sell Ps./receive USD
	Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Cash received/(paid) on settlement
Contracts executed in 2021 and settled in 2021	$100.0	Ps.	1,993.5	Ps.	19.9	$98.1	Ps.	1,993.5	Ps.	20.3	$(1.9)
Contracts executed in 2020 and settled in 2020 (i)	$555.0	Ps.	11,254.3	Ps.	20.3	$534.3	Ps.	11,254.3	Ps.	21.1	$(20.7)
Contracts executed in 2019 and settled in 2020 (ii)	$105.0	Ps.	2,041.2	Ps.	19.4	$108.6	Ps.	2,041.2	Ps.	18.8	$3.6
(i) During the first half of 2020, the Company settled $430.0 million of these forward contracts, resulting in cash paid of $32.6 million.
(ii) During the first half of 2020, the Company settled $105.0 million of these forward contracts, resulting in cash received of $3.6 million.
The Company has not designated any of the foreign currency derivative contracts as hedging instruments for accounting purposes. The Company measures the foreign currency derivative contracts at fair value each period and recognizes any change in fair

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)
value in foreign exchange gain (loss) within the consolidated statements of operations. The cash flows associated with these instruments is classified as an operating activity within the consolidated statements of cash flows.
Offsetting. The Company’s treasury lock agreements and foreign currency forward contracts are executed with counterparties in the U.S. and are governed by International Swaps and Derivatives Association agreements that include standard netting arrangements. Asset and liability positions from contracts with the same counterparty are net settled upon maturity/expiration and presented on a net basis in the consolidated balance sheets prior to settlement. There was no offsetting of derivative assets or liabilities in the consolidated balance sheets as of June 30, 2021 and December 31, 2020.

The following tables present the fair value of derivative instruments included in the Consolidated Balance Sheets (in millions):

	Derivative Assets
	Balance Sheet Location	June 30, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Treasury lock agreements	Other assets	$92.8	$35.6
Total derivatives designated as hedging instruments		92.8	35.6
Total derivative assets		$92.8	$35.6

	Derivative Liabilities
	Balance Sheet Location	June 30, 2021	December 31, 2020
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued liabilities	$2.2	$—
Total derivatives not designated as hedging instruments		2.2	—
Total derivative liabilities		$2.2	$—
The following table presents the effects of derivative instruments on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30 (in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative		Location of Gain/(Loss) Reclassified from AOCI into Income	Amount of Gain/(Loss) Reclassified from AOCI into Income
	2021	2020		2021	2020
Treasury lock agreements	$(42.9)	$6.8	Interest expense	$(0.6)	$(0.6)
Total	$(42.9)	$6.8		$(0.6)	$(0.6)

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		2021	2020
Foreign currency forward contracts	Foreign exchange gain (loss)	$(1.7)	$6.4
Total		$(1.7)	$6.4

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)
The following table presents the effects of derivative instruments on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30 (in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative		Location of Gain/(Loss) Reclassified from AOCI into Income	Amount of Gain/(Loss) Reclassified from AOCI into Income
	2021	2020		2021	2020
Treasury lock agreements	$57.2	$12.8	Interest expense	$(1.2)	$(1.2)
Total	$57.2	$12.8		$(1.2)	$(1.2)

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		2021	2020
Foreign currency forward contracts	Foreign exchange gain (loss)	$(4.1)	$(27.3)
Total		$(4.1)	$(27.3)

See Note 6, Fair Value Measurements, for the determination of the fair values of derivatives.

8. Short-Term Borrowings
Commercial Paper. The Company’s commercial paper program generally serves as the primary means of short-term funding. As of June 30, 2021 and December 31, 2020, KCS had no commercial paper outstanding. For the six months ended June 30, 2021 and 2020, any commercial paper borrowings were outstanding for less than 90 days and the related activity is presented on a net basis in the consolidated statements of cash flows.

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
Under an ASR agreement, the Company pays a specified amount to a financial institution and receives an initial delivery of shares. The final number and total cost of shares repurchased are then based on the volume-weighted average price of the Company’s common stock during the term of the agreements. The transactions are accounted for as equity transactions with any excess of repurchase price over par value allocated between additional paid-in capital and retained earnings. At the time the shares are received, there is an immediate reduction in the weighted-average number of shares outstanding for purposes of the basic and diluted earnings per share computation.
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
The Company terminated its share repurchase program upon entering into its initial merger agreement with CP in March 2021.

10. Refundable Mexican Value Added Tax
Kansas City Southern de México, S.A. de C.V. (“KCSM”) is not required to charge its customers value added tax (“VAT”) on international import or export transportation services, resulting in KCSM paying more VAT on its expenses than it collects from customers. These excess VAT payments are refundable by the Mexican government. Prior to 2019, KCSM could offset its monthly refundable VAT balance with other tax obligations. In January 2019, Mexico tax reform eliminated the ability to offset other tax obligations with refundable VAT. Since January 2019, the Company has generated a refundable VAT balance and filed refund claims with the Servicio de Administración Tributaria (the “SAT”) that are still under review. KCSM has prior favorable Mexican court decisions and a legal opinion supporting its right under Mexican law to recover the refundable VAT balance from the Mexican government and believes the VAT to be fully collectible. As of June 30, 2021 and December 31, 2020, the KCSM refundable VAT balance was $138.9 million and $103.1 million, respectively. Refundable VAT is classified as a long-term asset on the consolidated balance sheets as a result of the prolonged refund claim process.

11. Commitments and Contingencies
Concession Duty. Under KCSM’s 50-year railroad concession from the Mexican government (the “Concession”), which could expire in 2047 unless extended, KCSM pays annual concession duty expense of 1.25% of gross revenues. For the three and six months ended June 30, 2021, the concession duty expense, which is recorded within materials and other in operating expenses, was $4.9 million and $9.4 million, respectively, compared to $3.5 million and $8.3 million, for the same periods in 2020.
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
During the second quarter 2021, several shareholder lawsuits were filed against the Company, naming the Company and members of its board of directors or CN and a wholly-owned subsidiary of CN as defendants. These claims allege, among other things, that the defendants caused a materially incomplete and misleading registration statement on Form F-4 relating to the proposed merger to be filed with the SEC in violation of Section 14(a) and Section 20(a) of the Exchange Act and rules and regulations promulgated thereunder. The complaints seek, among other relief, an injunction preventing the defendants from proceeding with, consummating, or closing the Merger unless and until purportedly omitted information is disclosed; rescission of the Merger if consummated or awarding of rescissory damages; unspecified further damages; and an award of costs, including attorneys’ and experts’ fees. The Company believes the claims asserted in the lawsuits are without merit.
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

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)
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
Personal Injury. The Company’s personal injury liability is based on semi-annual actuarial studies performed on an undiscounted basis by an independent third party actuarial firm and reviewed by management. This liability is based on personal injury claims filed and an estimate of claims incurred but not yet reported. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Adjustments to the liability are reflected within operating expenses in the period in which changes to estimates are known. Personal injury claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The personal injury liability as of June 30, 2021, is based on an updated actuarial study of personal injury claims through April 30, 2021, and review of the last two months’ experience. Although these estimates cannot be predicted with certainty, management believes that the ultimate outcome will not have a material adverse effect on the Company’s consolidated financial statements.
Tax Contingencies. Tax returns filed in the U.S. for periods after 2015 and in Mexico for periods after 2012 remain open to examination by the taxing authority. The Internal Revenue Service (“IRS”) has initiated an examination of the 2017 deemed mandatory repatriation tax included in the 2017 U.S. federal tax return and an examination of the 2016 U.S. federal tax return. The SAT, the Mexican equivalent of the IRS has initiated examinations of the KCSM 2013 through 2020 Mexico tax returns. The Company does not expect that these examinations will have a material impact on the consolidated financial statements. During the first quarter of 2017, the Company received audit assessments from the SAT for the KCSM 2009 and 2010 Mexico tax returns. In 2017, the Company commenced administrative actions with the SAT. During the first quarter of 2018, the audit assessments were nullified by the SAT. In the third quarter of 2018, the SAT issued new assessments and the Company filed administrative appeals with the SAT. The Company believes that it has strong legal arguments in its favor and it is more likely than not that it will prevail in any challenge of the assessments.
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
Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness, bankruptcy, insolvency or liquidation of a customer, or weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and its operating results. If the financial condition of the Company’s customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for credit losses based on its best estimate at June 30, 2021.
Panama Canal Railway Company (“PCRC”) Guarantees and Indemnities. At June 30, 2021, the Company had issued and outstanding $5.6 million under a standby letter of credit to fulfill its obligation to fund fifty percent of the debt service reserve and

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)
liquidity reserve established by PCRC in connection with the issuance of the 7.0% Senior Secured Notes due November 1, 2026 (the “PCRC Notes”). Additionally, KCS has pledged its shares of PCRC as security for the PCRC Notes.

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
The following tables provide information by geographic area (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues	2021	2020	2021	2020
U.S.	$384.1	$304.4	$751.0	$684.3
Mexico	365.4	243.5	704.5	595.3
Total revenues	$749.5	$547.9	$1,455.5	$1,279.6

Property and equipment (including concession assets), net			June 30, 2021	December 31, 2020
U.S.			$5,703.6	$5,594.6
Mexico			3,435.4	3,403.2
Total property and equipment (including concession assets), net			$9,139.0	$8,997.8
13. Subsequent Event
Foreign Currency Hedging. During July 2021, the Company entered into a foreign currency forward contract with a notional amount of $20.0 million, which matures in January 2022. This contract obligates the Company to sell a total of Ps.407.6 million at a weighted-average exchange rate of Ps.20.4 to each U.S. dollar.
The Company has not designated this foreign currency derivative instrument as a hedging instrument for accounting purposes. The Company will measure the foreign currency derivative instrument at fair value each period and will recognize any change in fair value in foreign exchange gain (loss) within the consolidated statements of operations.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion below, as well as other portions of this Form 10-Q, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. In addition, management may make forward-looking statements orally or in other writing, including, but not limited to, in press releases, quarterly earnings calls, executive presentations, in the annual report to stockholders and in other filings with the Securities and Exchange Commission. Readers can usually identify these forward-looking statements by the use of such words as “may,” “will,” “should,” “likely,” “plans,” “projects,” “expects,” “anticipates,” “believes” or similar words. These statements involve a number of risks and uncertainties. Actual results could materially differ from those anticipated by such forward-looking statements. Such differences could be caused by a number of factors or combination of factors including, but not limited to, the factors identified below and those discussed under the captions “Part II - Item 1A - Risk Factors” herein and Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”). Readers are strongly encouraged to consider these factors and the following factors when evaluating any forward-looking statements concerning the Company: the merger with Canadian National Railway Company ("CN") is subject to various closing conditions and there can be no assurances as to whether and when it may be completed; failure to complete the Company’s merger with CN could negatively impact the Company’s stock price and future business and financial results; Company’s stockholders cannot be sure of the value of the merger consideration they will receive from CN in the merger; lawsuits may be filed against the Company and/or CN challenging the transactions contemplated by the merger between, among others, the Company and CN; the shares of CN common stock to be received by the Company’s stockholders upon completion of the merger will have different rights from shares of the Company’s common stock; after completion of the merger, CN may fail to realize the projected benefits and cost savings of the merger; public health threats or outbreaks of communicable diseases, such as the ongoing COVID-19 pandemic and its impact on KCS’s business, suppliers, consumers, customers, employees and supply chains; rail accidents or other incidents or accidents on KCS’s rail network or at KCS’s facilities or customer facilities involving the release of hazardous materials, including toxic inhalation hazards; legislative and regulatory developments and disputes, including environmental regulations; loss of the rail concession of Kansas City Southern’s subsidiary, Kansas City Southern de México, S.A. de C.V.; domestic and international economic, political and social conditions; disruptions to the Company’s technology infrastructure, including its computer systems; increased demand and traffic congestion; the level of trade between the United States and Asia or Mexico; fluctuations in the peso-dollar exchange rate; natural events such as severe weather, hurricanes and floods; the outcome of claims and litigation involving the Company or its subsidiaries; competition and consolidation within the transportation industry; the business environment in industries that produce and use items shipped by rail; the termination of, or failure to renew, agreements with customers, other railroads and third parties; fluctuation in prices or availability of key materials, in particular diesel fuel; access to capital; climate change and the market and regulatory responses to climate change; dependency on certain key suppliers of core rail equipment; changes in securities and capital markets; unavailability of qualified personnel; labor difficulties, including strikes and work stoppages; acts of terrorism or risk of terrorist activities, war or other acts of violence; and other factors affecting the operation of the business. For more discussion about each risk factor, see “Part II - Item 1A - Risk Factors” herein and Part I, Item 1A - “Risk Factors” in the Company’s Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in the Company’s Annual Report, in each case as updated by the Company’s periodic filings with the Securities and Exchange Commission (the “SEC”).
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
This discussion is intended to clarify and focus on KCS’s results of operations, certain changes in its financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included under Item 1 of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021. This discussion should be read in conjunction with those consolidated financial statements and the related notes and is qualified by reference to them.
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
Merger Agreement
On March 21, 2021, KCS entered into a merger agreement with Canadian Pacific Railway Limited, a Canadian corporation (“CP”), under which CP agreed to acquire KCS in a stock and cash transaction valued at $275 per common share. On April 20, 2021, KCS received an unsolicited merger proposal valued at $325 per common share from Canadian National Railway Company, a Canadian corporation (“CN”), which, after negotiation with and a revised proposal from CN, was determined on May 13, 2021 by the Company’s board of directors to be a superior proposal as defined by the CP merger agreement. On May 21, 2021, KCS terminated the CP merger agreement and paid CP a merger termination fee of $700.0 million, which was recognized in merger costs on the consolidated statements of operations.
On May 21, 2021, KCS and CN entered into a merger agreement (“Merger Agreement”), and a U.S affiliate of CN paid KCS $700.0 million as reimbursement for the termination fee paid to CP. KCS is obligated to repay the termination fee to CN under certain circumstances, including but not limited to, if KCS were to terminate the Merger Agreement to accept a superior proposal as defined by the Merger Agreement. As a result, the $700.0 million reimbursement from CN was recognized within accounts payable and accrued liabilities on the consolidated balance sheets. In addition, KCS would be required to pay CN a termination fee of $700.0 million to terminate the Merger Agreement with CN.
Per the Merger Agreement, KCS would merge into a wholly-owned, U.S. subsidiary of CN (the “Merger”) and be the surviving entity of the Merger. The ownership interest of KCS would then be deposited into a voting trust subject to a voting trust agreement (the “Voting Trust Transaction”). Each share of common stock, par value $0.01 per share, of KCS that is outstanding immediately prior to the Merger will be converted into the right to receive (1) 1.129 common shares of CN and (2) $200 in cash (together, the “Merger Consideration”), and each share of preferred stock, par value $25 per share, that is outstanding immediately prior to the Merger will be converted into the right to receive $37.50 in cash.
Subject to receipt of regulatory clearances, approval by stockholders of KCS, and other customary closing conditions, the completion of the Voting Trust Transaction is currently expected to occur in the second half of 2021, and upon completion, KCS stockholders are expected to own approximately 12.65% of CN’s outstanding common shares. KCS’s management and its board of directors will continue to manage KCS while it is in the voting trust, pursuing KCS’s independent business plan and growth strategies. Final control approval from the Surface Transportation Board (“STB”) and other applicable regulatory authorities is expected to be completed in the second half of 2022.
For the three and six months ended June 30, 2021, KCS incurred $720.8 million and $740.1 million, respectively of merger-related costs, consisting of the $700.0 million termination fee paid to CP, and bankers’ and legal fees. These merger-related costs were recognized in merger costs in the consolidated statements of operations. Upon KCS shareholder vote on the Merger in the third quarter of 2021, the Company expects to recognize the $700.0 million reimbursement from CN within merger costs in the consolidated statement of operations. Excluding the termination fee payment and reimbursement, the Company expects to have estimated net merger costs in 2021 of approximately $260.0 million, consisting of bankers’ and legal fees and accelerated vesting of share-based compensation expense, assuming the Voting Trust Transaction occurs in the second half of 2021 and the Merger Consideration is $325 per share.
On June 8, 2021, KCS entered into a letter waiver with lenders to the KCS revolving credit facility to waive the events of default that would occur under the KCS revolving credit facility as a result of the changes of control that would arise upon consummation of the Voting Trust Transaction and as a result of CN obtaining control of KCS following final approval of the transaction by the STB. The foregoing description of the letter waiver is qualified in its entirety by the full text of the letter waiver, attached hereto as Exhibit 10.3.

Second Quarter Highlights
Revenues increased 37% for the three months ended June 30, 2021, as compared to the same period in 2020, due to a 31% increase in carload/unit volumes and a 7% increase in revenue per carload/unit. Revenues increased primarily due to higher volumes, higher fuel surcharge, and the strengthening of the Mexican peso against the U.S. dollar. The volume increases were primarily due to recovery from COVID-19 impacts and increased volumes in the chemical and petroleum business unit due to strength in refined fuel product shipments into Mexico.
Operating expenses increased 221% during the three months ended June 30, 2021, as compared to the same period in 2020, primarily due to the CP merger agreement termination fee payment, higher diesel fuel price and consumption, the strengthening of the Mexican peso against the U.S. dollar and increased overtime and recrews related to network congestion, partially offset by decreased restructuring charges. Operating expenses as a percentage of revenues was 157.6% for the three months ended June 30, 2021, compared to 67.1% for the same period in 2020.
The Company reported quarterly losses of $4.17 per diluted share on consolidated net loss of $378.5 million for the three months ended June 30, 2021, compared to earnings of $1.16 per diluted share on consolidated net income of $109.7 million for the same period in 2020, primarily due to the $700.0 million expense recognized for the termination fee associated with the termination of the CP merger agreement by KCS.

Results of Operations
The following summarizes KCS’s consolidated statement of operations components (in millions):

	Three Months Ended		Change
	June 30,
	2021	2020
Revenues	$749.5	$547.9	$201.6
Operating expenses	1,181.2	367.5	813.7
Operating income (loss)	(431.7)	180.4	(612.1)
Equity in net earnings of affiliates	3.4	0.2	3.2
Interest expense	(39.1)	(38.1)	(1.0)
Foreign exchange gain	6.8	7.8	(1.0)
Other income, net	1.0	0.8	0.2
Income (loss) before income taxes	(459.6)	151.1	(610.7)
Income tax expense (benefit)	(81.6)	40.8	(122.4)
Net income (loss)	(378.0)	110.3	(488.3)
Less: Net income attributable to noncontrolling interest	0.5	0.6	(0.1)
Net income (loss) attributable to Kansas City Southern and subsidiaries	$(378.5)	$109.7	$(488.2)

	Six Months Ended		Change
	June 30,
	2021	2020
Revenues	$1,455.5	$1,279.6	$175.9
Operating expenses	1,634.2	810.4	823.8
Operating income (loss)	(178.7)	469.2	(647.9)
Equity in net earnings of affiliates	9.4	1.2	8.2
Interest expense	(78.1)	(72.3)	(5.8)
Foreign exchange loss	(0.5)	(51.7)	51.2
Other income, net	0.2	2.2	(2.0)
Income (loss) before income taxes	(247.7)	348.6	(596.3)
Income tax expense (benefit)	(23.1)	86.0	(109.1)
Net income (loss)	(224.6)	262.6	(487.2)
Less: Net income attributable to noncontrolling interest	0.9	1.1	(0.2)
Net income (loss) attributable to Kansas City Southern and subsidiaries	$(225.5)	$261.5	$(487.0)

Operating Metrics
The Company has established the following key metrics and goals to measure precision scheduled railroading (“PSR”) progress and performance:

	Three Months Ended		Improvement/ (Deterioration)	Six Months Ended		Improvement/ (Deterioration)	FY 2021 Goal
	June 30,			June 30,
	2021	2020		2021	2020
Gross velocity (mph) (i)	12.2	17.1	(29)%	12.6	16.4	(23)%	16.2
Terminal dwell (hours) (ii)	26.1	20.3	(29)%	26.4	20.0	(32)%	21.3
Train length (feet) (iii)	6,778	6,921	(2)%	6,800	6,349	7%	7,250
Fuel efficiency (gallons per 1,000 GTM's) (iv)	1.22	1.21	(1)%	1.24	1.24	—	1.16

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
The decline in velocity and increase in dwell are primarily due to lingering network congestion as well as greater efficiencies realized during the second quarter of 2020 from lower volumes due to COVID-19.

Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months Ended			Three Months Ended			Three Months Ended
	June 30,			June 30,			June 30,
	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
Chemical and petroleum	$232.5	$158.5	47%	103.4	75.6	37%	$2,249	$2,097	7%
Industrial and consumer products	144.6	120.6	20%	74.4	68.0	9%	1,944	1,774	10%
Agriculture and minerals	139.9	114.4	22%	65.9	57.7	14%	2,123	1,983	7%
Energy	54.5	39.3	39%	63.1	44.1	43%	864	891	(3%)
Intermodal	91.1	63.5	43%	250.3	191.0	31%	364	332	10%
Automotive	49.4	15.6	217%	27.7	11.6	139%	1,783	1,345	33%
Carload revenues, carloads and units	712.0	511.9	39%	584.8	448.0	31%	$1,218	$1,143	7%
Other revenue	37.5	36.0	4%
Total revenues (i)	$749.5	$547.9	37%

(i) Included in revenues:
Fuel surcharge	$69.9	$37.6

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Six Months Ended			Six Months Ended			Six Months Ended
	June 30,			June 30,			June 30,
	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
Chemical and petroleum	$463.8	$357.1	30%	205.0	166.5	23%	$2,262	$2,145	5%
Industrial and consumer products	278.6	279.6	—	146.7	151.4	(3%)	1,899	1,847	3%
Agriculture and minerals	264.3	248.9	6%	126.6	120.8	5%	2,088	2,060	1%
Energy	112.0	95.6	17%	124.7	101.7	23%	898	940	(4%)
Intermodal	172.4	152.2	13%	483.1	424.6	14%	357	358	—
Automotive	93.5	69.5	35%	54.1	43.8	24%	1,728	1,587	9%
Carload revenues, carloads and units	1,384.6	1,202.9	15%	1,140.2	1,008.8	13%	$1,214	$1,192	2%
Other revenue	70.9	76.7	(8%)
Total revenues (i)	$1,455.5	$1,279.6	14%

(i) Included in revenues:
Fuel surcharge	$120.8	$115.2
For the three months ended June 30, 2021, revenues and carload/unit volumes increased 37% and 31%, respectively, compared to the same period in 2020. Revenues increased primarily due to higher volumes, higher fuel surcharge, and the strengthening of the Mexican peso against the U.S. dollar. For the six months ended June 30, 2021, revenues and carload/unit volumes increased 14% and 13%, respectively, compared to the same period in 2020. Revenues increased primarily due to higher volumes resulting from the recovery from COVID-19 impacts and increased volumes in the chemical and petroleum business unit due to strength in refined fuel product shipments into Mexico.
For the three months ended June 30, 2021, revenue per carload/unit increased by 7%, compared to the same period in 2020 due to higher fuel surcharge, the strengthening of the Mexican peso against the U.S. dollar, and positive pricing impacts, partially offset by mix. For the six months ended June 30, 2021, revenue per carload/unit increased by 2%, compared to the same period in 2020 due to positive pricing impacts, the strengthening of the Mexican peso against the U.S. dollar, and higher fuel surcharge, partially offset by shorter average length of haul. The average exchange rate of Mexican pesos per U.S. dollar was Ps.20.1 for the three months ended June 30, 2021, compared to Ps.23.4 for the same period in 2020, which resulted in an increase in revenues of approximately $16.2 million. The average exchange rate of Mexican pesos per U.S. dollar was Ps.20.2 for the six months ended June 30, 2021, compared to Ps.21.6 for the same period in 2020, which resulted in an increase in revenues of approximately $12.2 million.

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
For the three and six months ended June 30, 2021, fuel surcharge revenue increased $32.3 million and $5.6 million, respectively, compared to the same periods in 2020, primarily due to higher fuel prices and volumes.
The following discussion provides an analysis of revenues by commodity group:

Revenues by commodity group for the three months ended June 30, 2021
Chemical and petroleum. Revenues increased $74.0 million for the three months ended June 30, 2021, compared to the same period in 2020, due to a 37% increase in carload/unit volumes and an 7% increase in revenue per carload/unit. Revenues increased $106.7 million for the six months ended June 30, 2021, compared to the same period in 2020, due to a 23% increase in carload/unit volumes and a 5% increase in revenue per carload/unit. Volumes increased due to refined fuel product shipments into Mexico.

For the three months ended June 30, 2021, revenue per carload/unit increased due to longer average length of haul, higher fuel surcharge, the strengthening of the Mexican peso against the U.S. dollar, and positive pricing impacts, partially offset by mix. For the six months ended June 30, 2021, revenue per carload/unit increased due to mix, positive pricing impacts, the strengthening of the Mexican peso against the U.S. dollar, and higher fuel surcharge, partially offset by shorter average length of haul.

Industrial and consumer products. Revenues increased $24.0 million for the three months ended June 30, 2021, compared to the same period in 2020, due to a 10% increase in revenue per carload/unit and 9% increase in carload/unit volumes. Revenue per carload/unit increased due to mix, strengthening of the Mexican peso against the U.S. dollar, higher fuel surcharge, and positive pricing impacts, partially offset by shorter average length of haul. Volumes increased primarily due to recovery from COVID-19 impacts and increased demand.

Revenues decreased $1.0 million for the six months ended June 30, 2021, compared to the same period in 2020, due to a 3% decrease in carload/unit volumes, partially offset by a 3% increase in revenue per carload/unit. Forest products volumes decreased due to lingering network congestion resulting from weather impacts in February 2021. Revenue per carload/unit increased due to mix, positive pricing impacts, and the strengthening of the Mexican peso against the U.S. dollar, partially offset by shorter average length of haul.

Revenues by commodity group for the three months ended June 30, 2021
Agriculture and minerals. Revenues increased $25.5 million for the three months ended June 30, 2021, compared to the same period in 2020, due to a 14% increase in carload/unit volumes and a 7% increase in revenue per carload/unit. Revenues increased $15.4 million for the six months ended June 30, 2021, compared to the same period in 2020, due to a 5% increase in carload/unit volumes and a 1% increase in revenue per carload/unit. Volumes increased due to recovery from COVID-19 impacts.

For the three months ended June 30, 2021, revenue per carload/unit increased compared to the same period in 2020 due to higher fuel surcharge, longer average length of haul, the strengthening of the Mexican peso against the U.S. dollar, and positive pricing impacts, partially offset by mix. For the six months ended June 30, 2021, revenue per carload/unit increased compared to the same period in 2020 due to longer average length of haul, higher fuel surcharge, positive pricing impacts, and the strengthening of the Mexican peso against the U.S. dollar, partially offset by mix.

Energy. Revenues increased $15.2 million for the three months ended June 30, 2021, compared to the same period in 2020, due to a 43% increase in carload/unit volumes, partially offset by a 3% decrease in revenue per carload/unit. Revenues increased $16.4 million for the six months ended June 30, 2021, compared to the same period in 2020, due to a 23% increase in carload/unit volumes, partially offset by a 4% decrease in revenue per carload/unit. Utility coal volumes increased as a result of higher natural gas prices, plant outages in prior year, colder weather, and rebuilding of stockpiles.

For the three months ended June 30, 2021, revenue per carload/unit decreased compared to the same period in 2020 due to shorter average length of haul and pricing impacts, partially offset by higher fuel surcharge, mix, and the strengthening of the Mexican peso against the U.S. dollar. For the six months ended June 30, 2021, revenue per carload/unit decreased compared to the same period in 2020 due to mix, shorter average length of haul, lower fuel surcharge, and pricing impacts, partially offset by the strengthening of the Mexican peso against the U.S. dollar.

Crude Oil
13%
Frac Sand
8%
Coal &
Petroleum
Coke
22%
Utility
Coal
57%

Intermodal. Revenues increased $27.6 million for the three months ended June 30, 2021, compared to the same period in 2020, due to a 31% increase in carload/unit volumes and a 10% increase in revenue per carload/unit. Revenues increased $20.2 million for the six months ended June 30, 2021, compared to the same period in 2020, due to a 14% increase in carload/unit volumes. Carload/unit volumes increased due to recovery from COVID-19 impacts, partially offset by slow recovery at the Lazaro Cardenas port in Mexico following service interruptions in the fourth quarter of 2020 due to KCSM right-of-way blockages resulting from teachers’ protests.
For the three months ended June 30, 2021, revenue per carload/unit increased compared to the same period in 2020 due to higher fuel surcharge, longer average length of haul, positive pricing impacts, and the strengthening of the Mexican peso against the U.S. dollar, partially offset by mix. For the six months ended June 30, 2021, revenue per carload/unit was flat compared to the same period in 2020 due to positive pricing impacts, higher fuel surcharge, and the strengthening of the Mexican peso against the U.S. dollar was offset by mix and shorter average length of haul.
Automotive. Revenues increased $33.8 million for the three months ended June 30, 2021, compared to the same period in 2020, due to a 139% increase in carload/unit volumes and a 33% increase in revenue per carload/unit. Revenues increased $24.0 million for the six months ended June 30, 2021, compared to the same period in 2020, due to a 24% increase in carload/unit volumes and a 9% increase in revenue per carload/unit. Volumes increased due to recovery from COVID-19 impacts, partially offset by auto plant shutdowns driven by a global microchip shortage.
For the three months ended June 30, 2021, revenue per carload/unit increased compared to the same period in 2020 due to the strengthening of the Mexican peso against the U.S. dollar, higher fuel surcharge, and positive pricing impacts, partially offset by mix. For the six months ended June 30, 2021, revenue per carload/unit increased compared to the same period in 2020 due to the strengthening of the Mexican peso against the U.S. dollar, positive pricing impacts, higher fuel surcharge, and mix.

Operating Expenses
    Operating expenses, as shown below (in millions), increased $813.7 million for the three months ended June 30, 2021, compared to the same period in 2020, primarily due to the CP merger agreement termination fee payment, higher diesel fuel price and consumption, the strengthening of the Mexican peso against the U.S. dollar and increased overtime and recrews related to network congestion, partially offset by decreased restructuring charges. The strengthening of the Mexican peso against the U.S. dollar during the three months ended June 30, 2021, resulted in increased expense of approximately $16.0 million, compared to the same period in 2020, for expense transactions denominated in Mexican pesos. The average exchange rate of Mexican pesos per U.S. dollar was Ps.20.1 for the three months ended June 30, 2021, compared to Ps.23.4 for the same period in 2020.
Operating expenses, as shown below (in millions), increased $823.8 million for the six months ended June 30, 2021, compared to the same period in 2020, primarily due to the termination fee associated with the CP merger and other merger costs, higher diesel fuel price and consumption, the strengthening of the Mexican peso against the U.S. dollar, increased overtime and recrews related to network congestion, and wage and benefit inflation, partially offset by decreased restructuring charges. The strengthening of the Mexican peso against the U.S. dollar during the six months ended June 30, 2021, resulted in increased expense of approximately $15.0 million, compared to the same period in 2020, for expense transactions denominated in Mexican pesos. The average exchange rate of Mexican pesos per U.S. dollar was Ps.20.2 for the six months ended June 30, 2021, compared to Ps.21.6 for the same period in 2020.

	Three Months Ended
	June 30,		Change
	2021	2020	Dollars	Percent
Compensation and benefits	$128.4	$103.8	$24.6	24%
Purchased services	55.8	44.6	11.2	25%
Fuel	79.0	39.5	39.5	100%
Equipment costs	24.1	18.1	6.0	33%
Depreciation and amortization	91.2	89.3	1.9	2%
Materials and other	81.9	61.7	20.2	33%
Merger costs	720.8	—	720.8	100%
Restructuring charges	—	10.5	(10.5)	(100%)
Total operating expenses	$1,181.2	$367.5	$813.7	221%

	Six Months Ended
	June 30,		Change
	2021	2020	Dollars	Percent
Compensation and benefits	$257.9	$237.2	$20.7	9%
Purchased services	109.6	97.9	11.7	12%
Fuel	149.9	114.4	35.5	31%
Equipment costs	45.2	40.0	5.2	13%
Depreciation and amortization	183.2	178.7	4.5	3%
Materials and other	148.3	125.7	22.6	18%
Merger costs	740.1	—	740.1	100%
Restructuring charges	—	16.5	(16.5)	(100%)
Total operating expenses	$1,634.2	$810.4	$823.8	102%
Compensation and benefits. Compensation and benefits increased $24.6 million for the three months ended June 30, 2021, compared to the same period in 2020, due to an increase in overtime and recrews of approximately $10.0 million, wage and benefit inflation of approximately $6.0 million, the strengthening of the Mexican peso of approximately $5.0 million and increased incentive compensation of approximately $4.0 million.

Compensation and benefits increased $20.7 million for the six months ended June 30, 2021, compared to the same period in 2020, due to an increase in overtime and recrews of approximately $13.0 million, wage and benefit inflation of approximately $12.0 million and the strengthening of the Mexican peso of approximately $5.0 million, partially offset by a decrease in headcount of approximately $10.0 million.
Purchased services. Purchased services expense increased $11.2 million and $11.7 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020, due to increases in software and programming expense of approximately $3.0 million and $4.0 million, respectively, higher trackage rights of approximately $3.0 million and $4.0 million, respectively, and the strengthening of the Mexican peso of approximately $2.0 million for both periods.
Fuel. Fuel increased $39.5 million for the three months ended June 30, 2021, compared to the same period in 2020, due to higher diesel fuel prices in the U.S. and Mexico of approximately $13.0 million and $6.0 million, respectively, increased consumption of approximately $13.0 million and the strengthening of the Mexican peso of approximately $7.0 million.
Fuel increased $35.5 million for the six months ended June 30, 2021, compared to the same period in 2020, due to higher diesel fuel prices in the U.S. and Mexico of approximately $12.0 million and $6.0 million, respectively, increased consumption of approximately $12.0 million, and the strengthening of the Mexican peso of approximately $6.0 million. The average price per gallon was $2.51 and $2.38 for the three and six months ended June 30, 2021, respectively, compared to $1.65 and $2.04 for the same periods in 2020.
Equipment costs. Equipment costs increased $6.0 million for the three months ended June 30, 2021, compared to the same period in 2020, due to increased car hire expense of approximately $6.0 million due to higher volumes and cycle times as a result of COVID-19 impacts in 2020.
Equipment costs increased $5.2 million for the six months ended June 30, 2021, compared to the same period in 2020, due to increased car hire expense of approximately $7.0 million due to higher cycle times and volumes as a result of COVID-19 impacts in 2020. This increase was partially offset by lower lease expense of approximately $2.0 million primarily due to freight car lease expirations and terminations resulting from PSR initiatives.
Depreciation and amortization. Depreciation and amortization expense increased $1.9 million and $4.5 million for the three and six months ended June 30, 2021, compared to the same periods in 2020, due to a larger asset base.
Materials and other. Materials and other expense increased $20.2 million and $22.6 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020 due to a one-time contract dispute of approximately $9.0 million for both periods and increased locomotive materials expense of approximately $6.0 million and $11.0 million, respectively, resulting from the in-servicing of locomotives to support service recovery and preparing for volume growth in the second half of 2021. The remaining increase is due to the strengthening of the Mexican peso of approximately $3.0 million and $2.0 million respectively, and increased employee expenses of approximately $2.0 million for the three months ended June 30, 2021.
Merger costs. During the three and six months ended June 30, 2021, the Company recognized costs of $720.8 million and $740.1 million, respectively, primarily related to the termination fee associated with the termination of the CP merger agreement by KCS of $700.0 million. The remaining costs primarily relate to bankers’ and legal fees. Please see Note 2, Merger Agreement for more information.
Restructuring charges. During the three and six months ended June 30, 2020, the Company recognized $10.5 million and $16.5 million, respectively of restructuring charges primarily related to the voluntary separation program of $9.2 million and the buyout of leased locomotives. There were no restructuring charges recognized during the three and six months ended June 30, 2021.

Non-Operating Income and Expenses
Equity in net earnings of affiliates. For the three months ended June 30, 2021, equity in net earnings of affiliates increased $3.2 million, compared to the same period in 2020, primarily due to an increase in net earnings from the operations of Panama Canal Railway Company (“PCRC”) due to lower container volumes in 2020 caused primarily by a water vessel striking a rail bridge that shut down the railroad for approximately three months.
For the six months ended June 30, 2021, equity in net earnings of affiliates increased $8.2 million, compared to the same period in 2020, primarily due to an increase in net earnings from the operations of TFCM, S. de R.L de C.V. (“TCM”) due to increased revenues, decreased interest and tax expense, and lower foreign exchange losses, as well as increased net earnings from the operations of PCRC as a result of the aforementioned 2020 bridge outage.

Interest expense. For the three and six months ended June 30, 2021, interest expense increased $1.0 million and $5.8 million, respectively, compared to the same periods in 2020, due to higher average debt balances. During the three and six months ended June 30, 2021, the average debt balance (including commercial paper) was $3,810.5 million and $3,807.5 million, respectively, compared to $3,818.6 million and $3,546.9 million for the same periods in 2020. The average interest rate during the three and six months ended June 30, 2021 was 4.1% for both periods, compared to 4.0% and 4.1% for the same periods in 2020.
Foreign exchange gain (loss). For the three and six months ended June 30, 2021, the Company incurred a foreign exchange gain of $6.8 million and a loss of $0.5 million, respectively, compared to a foreign exchange gain of $7.8 million and a loss of $51.7 million for the same periods in 2020. Foreign exchange gain (loss) includes the re-measurement and settlement of net monetary assets denominated in Mexican pesos and the gain (loss) on foreign currency derivative contracts.
For the three and six months ended June 30, 2021, the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos resulted in a foreign exchange gain of $8.5 million and $3.6 million, respectively, compared to a gain of $1.4 million and a loss of $24.4 million for the same periods in 2020.
The Company enters into foreign currency derivative contracts to hedge its net exposure to fluctuations in foreign currency caused by fluctuations in the value of the Mexican peso against the U.S. dollar. For the three and six months ended June 30, 2021 and 2020, the Company incurred a foreign exchange loss on foreign currency derivative contracts of $1.7 million and $4.1 million, respectively, compared to a gain of $6.4 million and a loss of $27.3 million for the same periods in 2020.
Other income, net. Other income, net remained flat for the three months ended June 30, 2021, compared to the same period in 2020. Other income, net decreased $2.0 million for the six months ended June 30, 2021, compared to the same period in 2020, due to an increase in miscellaneous expenses.
Income tax expense. Income tax expense decreased $122.4 million and $109.1 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020, primarily due to the payment of the termination fee associated with the termination of the CP merger agreement by KCS. A discrete tax benefit of $147.0 million was recognized on the CP termination fee resulting in a tax benefit for the three and six months ended June 30, 2021, and is expected to reverse upon recognition of the termination fee reimbursement in the consolidated statements of operations in the third quarter of 2021. Upon the Merger, the Company expects the termination fee paid to CP will be non-deductible and the reimbursement from CN will not be taxable.
The components of the effective tax rates for the three and six months ended June 30, 2021, compared to the same periods in 2020, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Statutory rate in effect	21.0%	21.0%	21.0%	21.0%
Tax effect of:
Difference between U.S. and foreign tax rate	(3.0%)	4.9%	(10.6%)	5.3%
GILTI tax, net	—	1.3%	(0.1%)	1.2%
State and local income tax provision, net	(0.7%)	1.5%	(2.3%)	1.4%
Foreign exchange (i)	(0.5%)	(1.8%)	(1.3%)	(3.5%)
Other, net	1.0%	0.1%	2.6%	(0.7%)
Effective tax rate	17.8%	27.0%	9.3%	24.7%
(i)The Company’s Mexican subsidiaries have net U.S. dollar-denominated monetary liabilities which, for Mexican income tax purposes, are subject to periodic revaluation based on changes in the value of the Mexican peso against the U.S dollar. This revaluation creates fluctuations in the Company’s Mexican income tax expense in the consolidated statements of operations and the amount of income taxes paid in Mexico. The Company also has net monetary assets denominated in Mexican pesos, that are subject to periodic re-measurement and settlement that creates fluctuations in foreign currency gains and losses in the consolidated statements of operations. The Company hedges its net exposure to variations in earnings by entering into foreign currency forward contracts. The foreign currency forward contracts involve the Company’s agreement to buy or sell pesos at an agreed-upon exchange rate on a future date. Refer to Note 7, Derivative Instruments for more information.

Mexico Regulatory and Legal Updates
Outsourcing Reform. In April 2021, Mexico approved several amendments to federal labor, tax, social security, and other laws (“Outsourcing Reform”), which prohibit the subcontracting and outsourcing of personnel. Outsourcing Reform allows for certain exceptions, including the subcontracting of specialized services that are not part of a recipient company’s corporate purpose or main economic activities. A 90-day transition period was granted to allow companies to comply with Outsourcing Reform. Non-compliance could result in penalties and the loss of deductions and VAT credits on third party and related party service payments.
KCSM subcontracts its management and union employees, other than the president and executive representative of KCSM, from its affiliate, KCSM Servicios, S.A. de C.V. (“KCSM Servicios”), a wholly-owned and consolidated subsidiary of the Company. Under Outsourcing Reform, KCSM Servicios is prohibited from providing certain outsourced employees to KCSM. As a consequence, subsequent to June 30, 2021, KCSM Servicios was merged into KCSM, resulting in KCSM Servicios employees becoming employees of KCSM.
Outsourcing Reform also limits the statutory profit sharing payment per employee (referred to by its Spanish acronym “PTU”) to the greater of three months’ salary or the average of the amount of profit sharing received in the last three years. KCSM Servicios’ employees were eligible for PTU and received PTU payments and other bonuses. As employees of KCSM, employees will be eligible to receive PTU payments from KCSM upon the merger. As a result of the limitations on PTU, Outsourcing Reform is not expected to have a material impact on the consolidated financial statements.
Hydrocarbons Law. On May 5, 2021, new legislation pertaining to the transport and handling of hydrocarbons in Mexico became effective. This legislation addresses a wide array of issues related to the storage, transportation and handling of petroleum products, as well as the illegal import of hydrocarbons. The legislation is being challenged in the court system and is currently subject to a court-ordered injunction, resulting in a suspension of the implementation and enforcement of this new law. To date, this law has not had a material effect on the Company or its operations. However, the Company is continuing to the monitor this law and evaluating the effect on the Company and its financial statements.

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
During the six months ended June 30, 2021, the Company invested $249.2 million in capital expenditures. See the Capital Expenditures section for further details.
On May 21, 2021, KCS paid CP a merger termination fee of $700.0 million and a U.S. affiliate of CN paid KCS $700.0 million as reimbursement for the termination fee paid to CP. KCS is obligated to repay the termination fee to CN under certain circumstances, including but not limited to, if KCS were to terminate the Merger Agreement to accept a superior proposal as defined by the Merger Agreement. In addition, KCS would be required to pay CN a termination fee of $700.0 million to terminate the Merger Agreement with CN. For 2021, the Company expects to pay approximately $180.0 million of merger-related costs, assuming the Voting Trust Transaction occurs in the second half of 2021.
During the first quarter of 2021, KCS received 233,402 shares of common stock as final settlement of the forward contracts totaling $75.0 million under the accelerated share repurchase (“ASR”) agreements entered into during October 2020 under the 2019 share repurchase program. The final weighted-average price per share of the shares repurchased under these ASR agreements was $191.75. As a result of the merger agreement with CP, the Company terminated its share repurchase program. Refer to Note 9, Share Repurchases, for additional information on the Company’s common share repurchase program and ASR agreements.
During the first quarter of 2021, the Company repurchased 657 shares of its $25 par preferred stock for less than $0.1 million at an average price of $37.79 per share.
During the first and second quarters of 2021, the Company’s board of directors declared a quarterly cash dividend on its common stock of $0.54 per share (total of $98.2 million). Subject to capital availability, the Company intends to pay a quarterly dividend on an ongoing basis.

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
KCS believes it has a strong liquidity position to continue business operations and service its debt obligations. The Company has total available liquidity of $925.8 million as of June 30, 2021, consisting of cash on hand and a revolving credit facility, compared to available liquidity at December 31, 2020 of $788.2 million. Furthermore, the Company does not have any debt maturities until 2023.
As of June 30, 2021, the total cash and cash equivalents held outside of the U.S. in foreign subsidiaries was $144.4 million, after repatriating $52.8 million during 2021. The Company expects that this cash will be available to fund operations without incurring significant additional income taxes.
Mexico 2020 tax reform permanently eliminated universal compensation that allowed Mexican taxpayers to offset recoverable tax balances against balances due for other federal taxes. As a result of the elimination of universal compensation, the refundable VAT balance increased to $138.9 million as of June 30, 2021, and could negatively impact the timing of KCSM’s cash flow by up to $70.0 million in 2021 while awaiting refunds of value added tax from the Mexican government. KCSM has prior favorable Mexican court decisions and a legal opinion supporting its right under Mexican law to recover the refundable VAT balance from the Mexican government and believes the VAT to be fully collectible. However, the Company cannot predict the timing or amount of the Company’s ultimate collection of the refundable VAT balance from the Mexican government.

Cash Flow Information
Summary cash flow data follows (in millions):

	Six Months Ended
	June 30,
	2021	2020
Cash flows provided by (used for):
Operating activities	$507.3	$525.5
Investing activities	(279.0)	(299.2)
Financing activities	(90.3)	250.1
Effect of exchange rate changes on cash	(0.4)	(5.1)
Net increase in cash and cash equivalents	137.6	471.3
Cash and cash equivalents beginning of year	188.2	148.8
Cash and cash equivalents end of period	$325.8	$620.1
Cash flows from operating activities decreased $18.2 million for the six months ended June 30, 2021, compared to the same period in 2020, primarily due to payments for merger-related costs and increased payments related to refundable Mexican value added tax, partially offset by lower payments to settle foreign currency derivatives.
Net cash used for investing activities decreased $20.2 million for the six months ended June 30, 2021, compared to the same period in 2020, primarily due to a decrease in the purchase or replacement of assets under existing operating leases of $78.2 million, partially offset by an increase in capital expenditures of $55.8 million.
Net cash provided by financing activities decreased $340.4 million for the six months ended June 30, 2021, compared to the same period in 2020, primarily due to a decrease in proceeds from the issuance of long-term debt of $545.6 million, partially offset by a decrease in shares repurchased of $211.7 million.

Capital Expenditures
KCS has funded, and expects to continue to fund capital expenditures with operating cash flows and short and long-term debt.
The following table summarizes capital expenditures by type (in millions):

	Six Months Ended
	June 30,
	2021	2020
Roadway capital program	$116.9	$116.2
Locomotives and freight cars	44.1	20.7
Capacity	57.1	20.1
Information technology	19.3	21.0
Positive train control	9.6	6.7
Other	2.2	1.8
Total capital expenditures (accrual basis)	249.2	186.5
Change in capital accruals	1.3	8.2
Total cash capital expenditures	$250.5	$194.7

Total cash purchase or replacement of assets under operating leases	$—	$78.2
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

Note Guarantees
As of June 30, 2021, KCS had outstanding $3,736.2 million principal amount of senior notes due through 2069. The Kansas City Southern Railway Company (“KCSR”) had outstanding $2.7 million principal amount of senior notes due through 2045 (together, the “Senior Notes”). The senior notes for which KCS is the issuer are unconditionally guaranteed, jointly and severally, on an unsecured senior basis, by each of KCS’s current and future domestic consolidated subsidiaries that from time to time guarantees certain of KCS’s credit agreements, or any other debt of KCS, or any of KCS’s significant subsidiaries that is a guarantor (each, a “Guarantor Subsidiary,” and collectively, the “Guarantor Subsidiaries”). In addition, the senior notes for which KCSR is the issuer are unconditionally guaranteed, jointly and severally, on an unsecured senior basis, by KCS and each of its current and future domestic consolidated subsidiaries that from time to time guarantees KCSR’s credit agreement, or any other debt of KCSR or any of KCSR’s significant subsidiaries that is a Guarantor Subsidiary. The obligations of each Guarantor Subsidiary under its note guarantee are limited as necessary to prevent such note guarantee from constituting a fraudulent conveyance under applicable law. A guarantee of the Senior Notes by KCS or a Guarantor Subsidiary is subject to release in the following circumstances: (i) the sale, disposition, exchange or other transfer (including through merger, consolidation, amalgamation or otherwise) of the capital stock of the Guarantor Subsidiary made in a manner not in violation of the indenture; (ii) the designation of the subsidiary as an “Unrestricted Subsidiary” under the indenture; (iii) the legal defeasance or covenant defeasance of the Senior Notes in accordance with the terms of the indenture; or (iv) the Guarantor Subsidiary ceasing to be KCS’s subsidiary as a result of any foreclosure of any pledge or security interest securing KCS’s Revolving Credit Facility or other exercise of remedies in respect thereof.
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

Summarized Financial Information

Statements of Operations	KCS and Guarantor Subsidiaries
	Six Months Ended	Twelve Months Ended
	June 30, 2021	December 31, 2020
Revenues	$740.5	$1,368.7
Operating expenses	1,199.8	846.9
Operating income (loss)	(459.3)	521.8
Income (loss) before income taxes	(537.6)	375.4
Net income (loss)	(411.7)	329.8

Balance Sheets	KCS and Guarantor Subsidiaries
	June 30, 2021	December 31, 2020
Assets:
Current assets	$370.0	$298.8
Property and equipment (including concession assets), net	4,836.6	4,751.3
Other non-current assets	156.4	110.8

Liabilities and equity:
Current liabilities	$1,039.4	$318.2
Non-current liabilities	4,763.5	4,841.2
Noncontrolling interest	327.3	326.4

Excluded from current assets in the table above are $187.2 million and $183.7 million of current intercompany receivables due to KCS and the Guarantor Subsidiaries from the Non-Guarantor Subsidiaries as of June 30, 2021 and December 31, 2020, respectively. Excluded from current liabilities in the table above are $239.5 million and $235.8 million of current intercompany payables due to the Non-Guarantor Subsidiaries from KCS and the Guarantor Subsidiaries as of June 30, 2021 and December 31, 2020, respectively.
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
Subsequent to June 30, 2021, KCSM Servicios merged into KCSM as part of Mexico Outsourcing Reform. Upon merger, KCSM Servicios employees became employees of KCSM. As a result, the KCSM union employees continue to be covered under the existing labor agreement.
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

Item 4.Controls and Procedures
(a) Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal quarter ended June 30, 2021, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at a reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.Legal Proceedings
For information related to the Company’s legal proceedings, see Note 11, Commitments and Contingencies, under Part I, Item 1 of this quarterly report on Form 10-Q.

Item 1A.Risk Factors
Except as set forth below, during the quarter ended June 30, 2021, there were no material changes to the Risk Factors disclosed in Item 1A - “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
The Company’s Merger with CN is subject to various closing conditions, including regulatory and stockholder approvals as well as other uncertainties, and there can be no assurances as to whether and when it may be completed.
Completion of the Merger is subject to the satisfaction or waiver of a number of customary conditions, and it is possible that such conditions may prevent, delay or otherwise materially adversely affect the completion of the Merger. These conditions include, among other things: (1) the adoption of the Merger Agreement by the Company’s stockholders; (2) the absence of any injunction or similar order prohibiting the consummation of the Merger or the Voting Trust Transaction; (3) approval of the Voting Trust Transaction by the STB, (4) approval by the Comisión Federal de Competencia Económica (the Mexican Antitrust Commission) and the Instituto Federal de Telecomunicaciones (the Mexican Federal Telecommunications Institute) of the transactions contemplated by the Merger Agreement, (5) the CN common shares issuable in the Merger having been approved for listing on the New York Stock Exchange and the Toronto Stock Exchange; (6) accuracy of the other party’s representations and warranties, subject to certain materiality standards set forth in the Merger Agreement and (7) compliance by the other party in all material respects with such other party’s obligations under the Merger Agreement.
The governmental authorities from which authorizations are required have broad discretion in administering the governing laws and regulations, and may take into account various facts and circumstances in their consideration of the Merger or the other transactions contemplated by the Merger Agreement. These governmental authorities may initiate proceedings or otherwise seek to prevent the Merger. As a condition to authorization of the Merger or the other transactions contemplated by the Merger Agreement, these governmental authorities also may impose requirements, limitations or costs, require divestitures or place restrictions on the conduct of CN’s business after completion of the Merger.
The Company can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, if all required consents and approvals are obtained and all closing conditions are satisfied (or waived, if applicable), the Company can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within either the Company’s or CN’s control, and neither company can predict when or if these conditions will be satisfied (or waived, if applicable). Any delay in completing the Merger could cause the Company not to realize some or all of the benefits that the Company expects to achieve if the Merger is successfully completed within the expected timeframe.
Failure to complete the Company’s Merger with CN could negatively impact the Company’s stock price and future business and financial results.
If the Merger or the other transactions contemplated by the Merger Agreement are not completed for any reason, including as a result of the Company’s stockholders failing to adopt the Merger Agreement, the Company will remain an independent public company. The Company’s ongoing business may be materially and adversely affected and the Company would be subject to a number of risks, including the following:
•the Company may experience negative reactions from the financial markets, including negative impacts on trading prices of the Company’s common stock, and from the Company’s employees, suppliers, vendors, regulators or customers;
•the Company may be required to pay CN a termination fee of $700.0 million and to refund CN the reimbursement of the $700.0 million termination fee paid by KCS to CP if the Merger Agreement is terminated in certain circumstances, including because the Company’s board of directors has changed its recommendation in favor of the Merger, the Company has breached the Merger Agreement such that the closing conditions fail and CN terminates the Merger Agreement as a result, or the Company has terminated the Merger Agreement in order to enter into an agreement providing for a Company Superior Proposal;
•the Merger Agreement places certain restrictions on the conduct of the Company’s business, and such restrictions, the waiver of which is subject to the consent of CN, may prevent the Company from making certain acquisitions, entering into or amending certain contracts, taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the Merger that the Company would have made, taken or pursued if these restrictions were not in place; and
•matters relating to the Merger will require substantial commitments of time and resources by the Company’s management and the expenditure of significant funds in the form of fees and expenses, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to the Company as an independent company.
In addition, the Company could be subject to litigation related to any failure to complete the Merger or related to any proceeding to specifically enforce the Company’s performance obligations under the Merger Agreement.
If any of these risks materialize, they may materially and adversely affect the Company’s business, financial condition, financial results and stock price.
Because the exchange ratio is fixed and the market price of shares of CN stock has fluctuated and will continue to fluctuate, the Company stockholders cannot be sure of the value of the Merger Consideration they will receive in the Merger.
Upon completion of the Merger, each share of common stock, par value $0.01 per share, of KCS that is outstanding immediately prior to the Merger will be converted into the right to receive (1) 1.129 common shares of CN and (2) $200 in cash (together, the “Merger Consideration”), and each share of preferred stock, par value $25 per share, that is outstanding immediately prior to the Merger will be converted into the right to receive $37.50 in cash. Because the exchange ratio of 1.129 common shares of CN is fixed, the value of the share consideration will depend on the market price of common shares of CN at the time the Merger is completed. The market price of common shares of CN has fluctuated since the date of the announcement of the Merger and is expected to continue to fluctuate from the date of this Quarterly Report on Form 10-Q until the date the Merger is completed, which could occur a considerable amount of time after the date hereof. CN’s common share price changes may result from a variety of factors, including, among others, general market and economic conditions, changes in CN’s and the Company’s respective businesses, operations and prospects, risks inherent in their respective businesses, changes in market assessments of the likelihood that the Merger will be completed and/or the value that may be generated by the Merger and changes with respect to expectations regarding the timing of the Merger and regulatory considerations. Many of these factors are beyond the Company’s control.
Lawsuits have been and additional lawsuits may be filed against the Company and/or CN challenging the transactions contemplated by the Merger Agreement. An adverse ruling in any such lawsuit may delay or prevent the Merger from being completed.
Additional lawsuits arising out of or relating to the Merger Agreement, CN’s registration statement on Form F-4 (which includes the prospectus of CN and the proxy statement of the Company) and/or the Merger of the Company with CN may be filed in the future. One of the conditions to completion of the Merger is the absence of any injunction or similar order prohibiting the consummation of the Mergers or the Voting Trust Transaction. Accordingly, if a plaintiff is successful in obtaining an injunction, then such order may prevent the Merger from being completed, or from being completed within the expected timeframe. There can be no assurances that additional complaints or demands will not be filed or made with respect to the Merger. If additional similar complaints or demands are filed or made, absent new or different allegations that are material, CN and/or the Company will not necessarily announce them.
The shares of CN common stock to be received by the Company’s stockholders upon completion of the Merger will have different rights from shares of the Company’s common stock.
Upon completion of the Merger, the Company’s stockholders will no longer be stockholders of the Company but will instead become stockholders of CN. The rights of the Company’s stockholders as stockholders will then be governed by Canadian law and by the terms of the CN’s restated certificate and articles of incorporation and bylaws, which are in some respects materially different than the terms of the Company’s certificate of incorporation and bylaws, which currently govern the rights of the Company’s stockholders.
After completion of the Merger, CN may fail to realize the projected benefits and cost savings of the Merger, which could adversely affect the value of CN common stock.
The success of the Merger will depend, in part, on CN’s ability to realize the anticipated benefits and cost savings from combining the respective businesses of the Company and CN, including operational and other synergies that the Company believes the combined company will be able to achieve. The anticipated benefits and cost savings of the Merger may not be realized fully or at all, may take longer to realize than expected or could have other adverse effects that the Company does not currently foresee. Some of the assumptions that the Company has made, such as the achievement of operating synergies, may not be realized. The integration process may, for the Company and CN, result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies. There could be potential unknown liabilities and unforeseen expenses associated with the Merger that were not discovered in the course of performing due diligence. Additionally, the integration will require significant time and focus from management following the Merger.

KCS’s business is subject to regulation by federal, state and local legislatures and agencies that could impose significant costs on the Company’s business operations.
On July 9, 2021, President Biden issued an executive order promoting competition in the American economy. The executive order encourages the chair of the Surface Transportation Board to work with the other board members to consider commencing or continuing rulemaking to strengthen regulations pertaining to reciprocal switching agreements, or any other matter of competitive access, including bottleneck rates, interchange commitments or other matters, consistent with policies set forth by the executive order, and ensure that passenger rail service is not subject to unwarranted delays and interruptions in service, enforce new on-time performance requirements and further the work of the passenger rail working group. The Company is evaluating the impact of the executive order and any related regulations that may be adopted by the STB due to this executive order on the business and the consolidated financial statements.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.Defaults upon Senior Securities
None.

Item 4.Mine Safety Disclosures
Not applicable.

Item 5.Other Information
None.

Item 6.Exhibits

Exhibit No.	Exhibits

2.1+
Agreement and Plan of Merger, dated as of May 21, 2021, by and among Kansas City Southern, Canadian National Railroad Company and Brooklyn Merger Sub, Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 21, 2021 (File No. 1-4717), is incorporated herein by reference as Exhibit 2.1.

10.1†
Form of Letter Agreement, dated May 21, 2021, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 21, 2021 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.1.

10.2†
Form of Retention Award Agreement, dated May 21, 2021, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 21, 2021 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.2.

10.3*	Letter waiver, dated as of June 8, 2021, among the Company, the guarantors party thereto, the financial institutions party thereto and Bank of America, N.A., as administrative agent.

10.4†
Confidential Separation Agreement and Full and General Release, dated June 8, 2021, by and between The Kansas City Southern Railway Company and Brian Hancock, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 11, 2021 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.4.

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

+ Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Kansas City Southern hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission; provided, that Kansas City Southern may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules so furnished.

* Filed herewith.

** Furnished herewith.

† Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on July 16, 2021.

Kansas City Southern

/s/ MICHAEL W. UPCHURCH
Michael W. Upchurch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ SUZANNE M. GRAFTON
Suzanne M. Grafton
Vice President and Chief Accounting Officer
(Principal Accounting Officer)