Form 10-Q
period 2021-09-30
KANSAS CITY SOUTHERN
filed 2021-10-19
CIK 54480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	October 12, 2021
Common Stock, $0.01 per share par value	90,980,440 Shares

Kansas City Southern and Subsidiaries
Form 10-Q
September 30, 2021
Index

		Page
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	3
	Consolidated Statements of Operations — Three and nine months ended September 30, 2021 and 2020	3
	Consolidated Statements of Comprehensive Income (Loss) — Three and nine months ended September 30, 2021 and 2020	4
	Consolidated Balance Sheets — September 30, 2021 and December 31, 2020	5
	Consolidated Statements of Cash Flows — Nine months ended September 30, 2021 and 2020	6
	Consolidated Statements of Changes in Equity — Three months ended September 30, 2021, June 30, 2021, March 31, 2021, December 31, 2020, September 30, 2020, June 30, 2020 and March 31, 2020	7
	Notes to the Unaudited Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	39
Item 6.	Exhibits	40
	SIGNATURES	41

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements (unaudited)

Kansas City Southern and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In millions, except share and per share amounts) (Unaudited)
Revenues	$744.0	$659.6	$2,199.5	$1,939.2
Operating expenses:
Compensation and benefits	133.3	117.4	391.2	354.6
Purchased services	51.4	47.3	161.0	145.2
Fuel	78.0	50.8	227.9	165.2
Equipment costs	19.6	23.9	64.8	63.9
Depreciation and amortization	90.5	89.2	273.7	267.9
Materials and other	82.8	59.0	231.1	184.7
Merger costs	36.5	—	776.6	—
Restructuring charges	—	0.5	—	17.0
Total operating expenses	492.1	388.1	2,126.3	1,198.5
Operating income	251.9	271.5	73.2	740.7
Equity in net earnings (losses) of affiliates	3.8	(1.3)	13.2	(0.1)
Interest expense	(39.0)	(39.5)	(117.1)	(111.8)
Foreign exchange gain (loss)	(0.5)	7.7	(1.0)	(44.0)
Other income, net	0.5	0.3	0.7	2.5
Income (loss) before income taxes	216.7	238.7	(31.0)	587.3
Income tax expense	60.2	48.5	37.1	134.5
Net income (loss)	156.5	190.2	(68.1)	452.8
Less: Net income attributable to noncontrolling interest	0.3	0.4	1.2	1.5
Net income (loss) attributable to Kansas City Southern and subsidiaries	156.2	189.8	(69.3)	451.3
Preferred stock dividends	0.1	0.1	0.2	0.2
Net income (loss) available to common stockholders	$156.1	$189.7	$(69.5)	$451.1

Earnings (loss) per share:
Basic earnings (loss) per share	$1.72	$2.02	$(0.76)	$4.76
Diluted earnings (loss) per share	$1.71	$2.01	$(0.76)	$4.74

Average shares outstanding (in thousands):
Basic	90,806	93,876	90,777	94,672
Effect of dilution	566	504	—	477
Diluted	91,372	94,380	90,777	95,149

See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In millions) (Unaudited)
Net income (loss)	$156.5	$190.2	$(68.1)	$452.8
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate derivative instruments, net of tax of $(0.4) million, $0.7 million, $11.6 million and $3.4 million, respectively	(1.7)	2.6	43.5	12.7
Reclassification adjustment from cash flow hedges included in net income, net of tax of $0.1 million, $0.1 million, $0.3 million and $0.4 million, respectively	0.5	0.6	1.5	1.5
Foreign currency translation adjustments	(0.2)	0.1	(0.1)	(1.4)
Other comprehensive income (loss)	(1.4)	3.3	44.9	12.8
Comprehensive income (loss)	155.1	193.5	(23.2)	465.6
Less: Comprehensive income attributable to noncontrolling interest	0.3	0.4	1.2	1.5
Comprehensive income (loss) attributable to Kansas City Southern and subsidiaries	$154.8	$193.1	$(24.4)	$464.1
See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(In millions, except share and per share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$470.0	$188.2
Accounts receivable, net	267.3	247.1
Materials and supplies	128.7	127.2
Other current assets	55.9	63.3
Total current assets	921.9	625.8
Operating lease right-of-use assets	69.3	70.9
Investments	54.6	42.6
Property and equipment (including concession assets), net	9,178.4	8,997.8
Other assets	318.6	226.9
Total assets	$10,542.8	$9,964.0
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$8.7	$6.4
Accounts payable and accrued liabilities	1,266.4	470.0
Total current liabilities	1,275.1	476.4
Long-term operating lease liabilities	45.9	45.4
Long-term debt	3,770.3	3,764.4
Deferred income taxes	1,067.8	1,185.4
Other noncurrent liabilities and deferred credits	150.9	108.8
Total liabilities	6,310.0	5,580.4
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued; 214,542 and 215,199 shares outstanding at September 30, 2021 and December 31, 2020, respectively	5.4	5.4
$.01 par, common stock, 400,000,000 shares authorized; 123,352,185 shares issued; 90,976,267 and 91,047,107 shares outstanding at September 30, 2021 and December 31, 2020, respectively	0.9	0.9
Additional paid-in capital	923.7	830.9
Retained earnings	2,929.9	3,219.6
Accumulated other comprehensive income	45.3	0.4
Total stockholders’ equity	3,905.2	4,057.2
Noncontrolling interest	327.6	326.4
Total equity	4,232.8	4,383.6
Total liabilities and equity	$10,542.8	$9,964.0
See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2021	2020
	(In millions) (Unaudited)
Operating activities:
Net income (loss)	$(68.1)	$452.8
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	273.7	267.9
Deferred income taxes	(129.5)	45.7
Equity in net (earnings) losses of affiliates	(13.2)	0.1
Share-based compensation	20.5	18.6
(Gain) loss on foreign currency derivative instruments	(0.8)	20.6
Foreign exchange loss	1.8	23.4
Merger costs	776.6	—
Restructuring charges	—	17.0
Distributions from affiliates	2.5	2.5
Settlement of foreign currency derivative instruments	(1.9)	(20.4)
Cash payments for merger costs	(2,125.7)	—
Reimbursement of merger termination fees	2,100.0	—
Cash payments for restructuring charges	—	(8.8)
Refundable Mexican value added tax	(41.9)	(27.2)
Changes in working capital items:
Accounts receivable	(25.9)	12.1
Materials and supplies	2.2	22.6
Other current assets	9.2	(21.5)
Accounts payable and accrued liabilities	39.5	18.0
Other, net	11.1	(3.5)
Net cash provided by operating activities	830.1	819.9

Investing activities:
Capital expenditures	(377.7)	(301.6)
Purchase or replacement of assets under operating leases	—	(78.2)
Property investments in MSLLC	(22.3)	(23.4)
Investments in and advances to affiliates	(7.8)	(6.9)
Proceeds from disposal of property	5.5	9.3
Other, net	(5.0)	(12.4)
Net cash used for investing activities	(407.3)	(413.2)

Financing activities:
Proceeds from issuance of long-term debt	—	545.6
Repayment of long-term debt	(5.7)	(11.9)
Dividends paid	(138.4)	(114.7)
Shares repurchased	—	(322.9)
Debt issuance costs paid	—	(6.6)
Proceeds from employee stock plans	4.2	6.6
Net cash provided by (used for) financing activities	(139.9)	96.1

Effect of exchange rate changes on cash	(1.1)	(5.6)

Cash and cash equivalents:
Net increase during each period	281.8	497.2
At beginning of year	188.2	148.8
At end of period	$470.0	$646.0
See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Changes in Equity
(in millions, except per share amounts)
(Unaudited)

	$25 Par Preferred Stock	$.01 Par Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interest	Total

Balance at December 31, 2020	$5.4	$0.9	$830.9	$3,219.6	$0.4	$326.4	$4,383.6
Net income				153.0		0.4	153.4
Other comprehensive income					79.4		79.4
Dividends on common stock ($0.54/share)			—	(49.1)			(49.1)
Dividends on $25 par preferred stock ($0.25/share)				—			—
Share repurchases	—	—	(2.1)	(72.9)			(75.0)
Settlement of forward contract for accelerated share repurchases			75.0				75.0
Options exercised and stock subscribed, net of shares withheld for employee taxes		—	(3.0)				(3.0)
Share-based compensation			8.2				8.2
Balance at March 31, 2021	5.4	0.9	909.0	3,250.6	79.8	326.8	4,572.5
Net income (loss)				(378.5)		0.5	(378.0)
Other comprehensive loss					(33.1)		(33.1)
Dividends on common stock ($0.54/share)			—	(49.1)			(49.1)
Dividends on $25 par preferred stock ($0.25/share)				(0.1)			(0.1)
Options exercised and stock subscribed, net of shares withheld for employee taxes		—	(2.0)				(2.0)
Share-based compensation			6.2				6.2
Balance at June 30, 2021	5.4	0.9	913.2	2,822.9	46.7	327.3	4,116.4
Net income				156.2		0.3	156.5
Other comprehensive loss					(1.4)		(1.4)
Dividends on common stock ($0.54/share)			—	(49.1)			(49.1)
Dividends on $25 par preferred stock ($0.25/share)				(0.1)			(0.1)
Options exercised and stock subscribed, net of shares withheld for employee taxes		—	4.4				4.4
Share-based compensation			6.1				6.1
Balance at September 30, 2021	$5.4	$0.9	$923.7	$2,929.9	$45.3	$327.6	$4,232.8

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

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements
For purposes of this Quarterly Report on Form 10-Q, “KCS” or the “Company” may refer to Kansas City Southern or, as the context requires, to one or more subsidiaries of Kansas City Southern.

1. Basis of Presentation
In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring adjustments) necessary to reflect a fair statement of the results for interim periods in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three and nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.

2. Merger Agreement
On March 21, 2021, KCS entered into a merger agreement with Canadian Pacific Railway Limited (“CP”), a Canadian corporation, under which CP agreed to acquire KCS in a stock and cash transaction valued at $275 per common share. On May 6, 2021, the Surface Transportation Board (“STB”) unanimously approved the use of a voting trust for CP’s proposed merger with KCS. The voting trust permits KCS to maintain its independence and protect its financial health during the STB’s review of the ultimate merger as well as enable KCS stockholders to receive the value of their shares, even if the STB ultimately rejected the merger.
On April 20, 2021, KCS received an unsolicited merger proposal valued at $325 per common share from Canadian National Railway Company (“CN”), a Canadian corporation, which, after negotiation with and a revised proposal from CN, was determined on May 13, 2021 by the Company’s board of directors to be a superior proposal as defined by the CP merger agreement. On May 21, 2021, KCS terminated the CP merger agreement and paid CP a merger termination fee of $700.0 million, which was recognized in merger costs within the consolidated statements of operations.
On May 21, 2021, KCS and CN entered into a merger agreement (the “CN merger agreement”), and a U.S. affiliate of CN paid KCS $700.0 million as reimbursement for the termination fee paid to CP. KCS was obligated to repay the termination fee to CN under certain circumstances, including but not limited to, if KCS were to terminate the CN merger agreement to accept a superior proposal as defined by the CN merger agreement. As a result, the $700.0 million reimbursement from CN was recognized in accounts payable and accrued liabilities within the consolidated balance sheet. In addition, KCS was obligated to pay CN a termination fee of $700.0 million to terminate the CN merger agreement.
On August 10, 2021, KCS received an unsolicited merger proposal from CP to acquire KCS in a stock and cash transaction valued at $300 per common share. On August 12, 2021, the Company’s board of directors determined that the CP proposal did not constitute a superior proposal as defined by the CN merger agreement.
On August 31, 2021, the STB unanimously rejected the use of a voting trust in the proposed merger between CN and KCS. Shortly thereafter, CP reaffirmed its August 10th proposal to acquire KCS for a then estimated value of $300 per common share, which, after negotiation with CP, the Company’s board of directors determined to be a superior proposal as defined by the CN merger agreement. On September 15, 2021, KCS terminated the CN merger agreement and paid CN $1,400.0 million, which included (1) a $700.0 million merger termination fee recognized in merger costs within the consolidated statements of operations and (2) reimbursement of the CN payment for the CP termination fee of $700.0 million recognized as a reduction to accounts payable and accrued liabilities within the consolidated balance sheet.
On September 15, 2021, KCS and CP entered into a merger agreement (the “Merger Agreement”) and CP paid KCS $1,400.0 million, which included (1) $700.0 million for reimbursement of the CP termination fee recognized as a reduction of merger costs and (2) $700.0 million for reimbursement of the termination fee paid to CN. KCS is obligated to repay the $700.0 million CN termination fee to CP under certain circumstances, including but not limited to, if KCS were to terminate the Merger Agreement to accept a superior proposal as defined by the Merger Agreement. As a result, the $700.0 million reimbursement from CP was recognized in accounts payable and accrued liabilities within the consolidated balance sheet. In addition, KCS would be required to pay CP a termination fee of $700.0 million to terminate the Merger Agreement.
On September 30, 2021, in response to the revised merger notice filed by CP in connection with the Merger Agreement, the STB reconfirmed its prior decision approving the use of the voting trust in the Merger Agreement.
Upon completion of the merger (the “Merger”) the ownership interest of KCS would then be deposited into a voting trust subject to a voting trust agreement (the “Voting Trust Transaction”). Each share of common stock, par value $0.01 per share, of KCS

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)
that is outstanding immediately prior to the Merger will be converted into the right to receive (1) 2.884 common shares of CP and (2) $90 in cash (together, the “Merger Consideration”), and each share of preferred stock, par value $25 per share, that is outstanding immediately prior to the Merger will be converted into the right to receive $37.50 in cash.
Subject to receipt of regulatory clearances, approval by stockholders of KCS and shareholders of CP, and other customary closing conditions, the completion of the Voting Trust Transaction is currently expected to occur in the first quarter of 2022, and upon completion, KCS stockholders are expected to own approximately 28% of CP’s outstanding common shares. KCS’s management and its board of directors will continue to manage KCS while it is in the voting trust, pursuing KCS’s independent business plan and growth strategies. Final control approval from the STB and other applicable regulatory authorities is expected to be completed in the second half of 2022.
For the three and nine months ended September 30, 2021, KCS incurred $36.5 million and $776.6 million, respectively, of merger-related costs. For the three months ended September 30, 2021, the merger costs primarily related to compensation and benefits costs and legal fees. For the nine months ended September 30, 2021, merger costs included the fee associated with the termination of the CN merger agreement by KCS of $700.0 million, in addition to compensation and benefits costs and bankers’ and legal fees. These merger-related costs were recognized in merger costs within the consolidated statements of operations.
On September 30, 2021, KCS entered into a letter waiver with lenders to the KCS revolving credit facility to waive the events of default that would occur under the KCS revolving credit facility as a result of the change of control that would arise upon consummation of the Voting Trust Transaction and as a result of CP obtaining control of KCS following final approval of the transaction by the STB.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Chemical & Petroleum
Chemicals	$71.0	$60.1	$196.4	$174.8
Petroleum	93.7	95.1	361.8	261.5
Plastics	39.4	36.7	109.7	112.7
Total	204.1	191.9	667.9	549.0

Industrial & Consumer Products
Forest Products	71.6	59.6	191.9	186.3
Metals & Scrap	54.1	41.5	151.4	144.2
Other	33.3	25.3	94.3	75.5
Total	159.0	126.4	437.6	406.0

Agriculture & Minerals
Grain	87.0	74.6	250.6	216.5
Food Products	35.4	38.2	109.0	119.9
Ores & Minerals	7.5	5.5	18.8	16.6
Stone, Clay & Glass	9.9	7.0	25.7	21.2
Total	139.8	125.3	404.1	374.2

Energy
Utility Coal	45.8	28.9	108.7	75.7
Coal & Petroleum Coke	12.8	10.2	35.2	31.3
Frac Sand	4.0	2.3	11.6	7.8
Crude Oil	12.0	5.4	31.1	27.6
Total	74.6	46.8	186.6	142.4

Intermodal	86.9	89.1	259.3	241.3

Automotive	40.1	48.5	133.6	118.0

Total Freight Revenues	704.5	628.0	2,089.1	1,830.9

Other Revenue	39.5	31.6	110.4	108.3

Total Revenues	$744.0	$659.6	$2,199.5	$1,939.2
Contract Balances
The amount of revenue recognized in the third quarter of 2021 from performance obligations partially satisfied in previous periods was $28.5 million. The performance obligations that were unsatisfied or partially satisfied as of September 30, 2021, were $19.5 million, which represents in-transit shipments that are fully satisfied the following month.
A receivable is any unconditional right to consideration, and is recognized as shipments have been completed and the relating performance obligation has been fully satisfied. At September 30, 2021 and December 31, 2020, the accounts receivable, net balance was $267.3 million and $247.1 million, respectively. Contract assets represent a conditional right to consideration in exchange for goods or services. The Company did not have any contract assets at September 30, 2021 and December 31, 2020.
Contract liabilities represent consideration received in advance from customers, and are recognized as revenue over time as the relating performance obligation is satisfied. The amount of revenue recognized in the third quarter of 2021 that was included in the opening contract liability balance was $9.6 million. The Company has recognized contract liabilities in the accounts payable and accrued liabilities financial statement caption within the consolidated balance sheets. These are considered current liabilities as they will be settled in less than 12 months.

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)
The following tables summarize the changes in contract liabilities (in millions):

Contract liabilities	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Beginning balance	$19.7	$16.1	$29.9	$30.5
Revenue recognized that was included in the contract liability balance at the beginning of the period	(9.6)	(9.6)	(25.3)	(28.2)
Increases due to consideration received, excluding amounts recognized as revenue during the period	2.4	2.1	7.9	6.3
Ending balance	$12.5	$8.6	$12.5	$8.6

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
The following table reconciles the basic earnings (loss) per share computation to the diluted earnings (loss) per share computation (in millions, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss) available to common stockholders for purposes of computing basic and diluted earnings (loss) per share	$156.1	$189.7	$(69.5)	$451.1
Weighted-average number of shares outstanding (in thousands):
Basic shares	90,806	93,876	90,777	94,672
Effect of dilution	566	504	—	477
Diluted shares	91,372	94,380	90,777	95,149
Earnings (loss) per share:
Basic earnings (loss) per share	$1.72	$2.02	$(0.76)	$4.76
Diluted earnings (loss) per share	$1.71	$2.01	$(0.76)	$4.74

Potentially dilutive shares excluded from the calculation (in thousands):

Stock options excluded as their inclusion would be anti-dilutive	—	72	562	72

For the nine months ended September 30, 2021, 561,746 shares were excluded from the computation of diluted shares because the impact would have been anti-dilutive due to the loss reported during the period.

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)
5. Property and Equipment (including Concession Assets)
Property and equipment, including concession assets, and related accumulated depreciation and amortization are summarized below (in millions):

	September 30, 2021	December 31, 2020
Land	$242.9	$227.5
Concession land rights	141.1	141.1
Road property	8,337.2	8,174.4
Equipment	2,809.5	2,764.6
Technology and other	369.8	372.6
Construction in progress	341.0	221.9
Total property	12,241.5	11,902.1
Accumulated depreciation and amortization	3,063.1	2,904.3
Property and equipment (including concession assets), net	$9,178.4	$8,997.8
Concession assets, net of accumulated amortization of $724.3 million and $709.7 million, totaled $2,442.0 million and $2,383.5 million at September 30, 2021 and December 31, 2020, respectively.

6. Fair Value Measurements
The Company’s derivative financial instruments are measured at fair value on a recurring basis and consist of foreign currency forward contracts and treasury lock agreements, which are classified as Level 2 valuations. The Company determines the fair value of its derivative financial instrument positions based upon pricing models using inputs observed from actively quoted markets and also takes into consideration the contract terms as well as other inputs, including market currency exchange rates and in the case of option contracts, volatility, the risk-free interest rate and the time to expiration.
The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings. The carrying value of the short-term financial instruments approximates their fair value.
The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The carrying value of the Company’s debt was $3,779.0 million and $3,770.8 million at September 30, 2021 and December 31, 2020, respectively. If the Company’s debt were measured at fair value, the fair value measurements of the individual debt instruments would have been classified as Level 2 in the fair value hierarchy.

The fair value of the Company’s financial instruments is presented in the following table (in millions):

	September 30, 2021	December 31, 2020
	Level 2	Level 2
Assets
Treasury lock agreements	$90.7	$35.6
Foreign currency derivative instruments	2.7	—
Liabilities
Debt instruments	4,305.7	4,368.6

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

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)
Credit Risk. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages this risk by limiting its counterparties to large financial institutions which meet the Company’s credit rating standards and have an established banking relationship with the Company. As of September 30, 2021, the Company did not expect any losses as a result of default of its counterparties.
Interest Rate Derivative Instruments. In March 2020, the Company executed three 30-year treasury lock agreements with an aggregate notional value of $400.0 million and a weighted average interest rate of 1.45%, and in November 2020, the Company executed three 30-year treasury lock agreements with an aggregate notional value of $250.0 million and a weighted-average interest rate of 1.78%. The purpose of the treasury locks is to hedge the U.S. Treasury benchmark interest rate associated with future interest payments related to the anticipated refinancing of the $444.7 million principal amount of 3.00% senior notes due May 15, 2023 (the “3.00% Senior Notes”) and the $200.0 million principal amount of 3.85% senior notes due November 15, 2023 (the “3.85% Senior Notes”). The Company has designated the treasury locks as cash flow hedges and recorded unrealized gains and losses in accumulated other comprehensive income (loss). For the three and nine months ended September 30, 2021, the unrealized gain of $90.7 million recognized in accumulated other comprehensive income decreased by $2.1 million and increased by $55.1 million, respectively, from the balances at June 30, 2021 and December 31, 2020, reflecting a change in the value of the treasury locks as U.S. treasury rates rose during the first quarter of 2021, and then fell during the second and third quarters of 2021. Upon settlement, the unrealized gain or loss in accumulated other comprehensive income (loss) will be amortized to interest expense over the life of the future underlying debt issuance.
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
Below is a summary of the Company’s 2021 and 2020 foreign currency derivative contracts (amounts in millions, except Ps./USD):

Foreign currency forward contracts
	Contracts to sell Ps./receive USD					Offsetting contracts to purchase Ps./pay USD
	Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Cash received/(paid) on settlement
Contracts executed in 2021 and outstanding	$200.0	Ps.	4,127.6	Ps.	20.6	—	—		—		—
Contracts executed in 2020 and settled in 2020	$75.0	Ps.	1,555.5	Ps.	20.7	$78.0	Ps.	1,555.5	Ps.	20.0	$(2.9)
	Contracts to purchase Ps./pay USD					Offsetting contracts to sell Ps./receive USD
	Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Cash received/(paid) on settlement
Contracts executed in 2021 and settled in 2021	$100.0	Ps.	1,993.5	Ps.	19.9	$98.1	Ps.	1,993.5	Ps.	20.3	$(1.9)
Contracts executed in 2020 and settled in 2020 (i)	$555.0	Ps.	11,254.3	Ps.	20.3	$534.3	Ps.	11,254.3	Ps.	21.1	$(20.7)
Contracts executed in 2019 and settled in 2020 (ii)	$105.0	Ps.	2,041.2	Ps.	19.4	$108.6	Ps.	2,041.2	Ps.	18.8	$3.6
(i) During the nine months ended September 30, 2020, the Company settled $535.0 million of these forward contracts, resulting in cash paid of $24.0 million.
(ii) During the nine months ended September 30, 2020, the Company settled $105.0 million of these forward contracts, resulting in cash received of $3.6 million.
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

The following tables present the fair value of derivative instruments included in the Consolidated Balance Sheets (in millions):

	Derivative Assets
	Balance Sheet Location	September 30, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Treasury lock agreements	Other assets	$90.7	$35.6
Total derivatives designated as hedging instruments		90.7	35.6
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	2.7	—
Total derivatives not designated as hedging instruments		2.7	—
Total derivative assets		$93.4	$35.6

The following table summarizes the gross and net fair value of derivative assets (in millions):

As of September 30, 2021	Gross Assets	Gross Liabilities	Net Amounts Presented in the Consolidated Balance Sheets
Derivatives subject to a master netting arrangement or similar agreement	$94.2	$(0.8)	$93.4
As of December 31, 2020
Derivatives subject to a master netting arrangement or similar agreement	$35.6	$—	$35.6

The following table presents the effects of derivative instruments on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 30 (in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative		Location of Gain/(Loss) Reclassified from AOCI into Income	Amount of Gain/(Loss) Reclassified from AOCI into Income
	2021	2020		2021	2020
Treasury lock agreements	$(2.1)	$3.3	Interest expense	$(0.6)	$(0.7)
Total	$(2.1)	$3.3		$(0.6)	$(0.7)

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		2021	2020
Foreign currency forward contracts	Foreign exchange gain (loss)	$4.9	$6.7
Total		$4.9	$6.7

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)
The following table presents the effects of derivative instruments on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30 (in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative		Location of Gain/(Loss) Reclassified from AOCI into Income	Amount of Gain/(Loss) Reclassified from AOCI into Income
	2021	2020		2021	2020
Treasury lock agreements	$55.1	$16.1	Interest expense	$(1.8)	$(1.9)
Total	$55.1	$16.1		$(1.8)	$(1.9)

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		2021	2020
Foreign currency forward contracts	Foreign exchange gain (loss)	$0.8	$(20.6)
Total		$0.8	$(20.6)

See Note 6, Fair Value Measurements, for the determination of the fair values of derivatives.

8. Short-Term Borrowings
Commercial Paper. The Company’s commercial paper program generally serves as the primary means of short-term funding. As of September 30, 2021 and December 31, 2020, KCS had no commercial paper outstanding. For the nine months ended September 30, 2021 and 2020, any commercial paper borrowings were outstanding for less than 90 days and the related activity is presented on a net basis in the consolidated statements of cash flows.

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

10. Refundable Mexican Value Added Tax
Kansas City Southern de México, S.A. de C.V. (“KCSM”) is not required to charge its customers value added tax (“VAT”) on international import or export transportation services, resulting in KCSM paying more VAT on its expenses than it collects from customers. These excess VAT payments are refundable by the Mexican government. Prior to 2019, KCSM could offset its monthly refundable VAT balance with other tax obligations. In January 2019, Mexico tax reform eliminated the ability to offset other tax obligations with refundable VAT. Since January 2019, the Company has generated a refundable VAT balance and filed refund claims with the Servicio de Administración Tributaria (the “SAT”) that are still under review. KCSM has prior favorable Mexican court decisions and a legal opinion supporting its right under Mexican law to recover the refundable VAT balance from the Mexican government and believes the VAT to be fully collectible. As of September 30, 2021 and December 31, 2020, the KCSM refundable VAT balance was $142.6 million and $103.1 million, respectively. Refundable VAT is classified as a long-term asset on the consolidated balance sheets as a result of the prolonged refund claim process.

11. Commitments and Contingencies
Concession Duty. Under KCSM’s 50-year railroad concession from the Mexican government (the “Concession”), which could expire in 2047 unless extended, KCSM pays annual concession duty expense of 1.25% of gross revenues. For the three and nine months ended September 30, 2021, the concession duty expense, which is recorded within materials and other in operating expenses, was $4.7 million and $14.1 million, respectively, compared to $4.4 million and $12.7 million, for the same periods in 2020.
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
During the second quarter 2021, several shareholder lawsuits were filed against the Company, naming the Company and members of its board of directors or CN and a wholly-owned subsidiary of CN as defendants. These claims allege, among other things, that the defendants caused a materially incomplete and misleading registration statement on Form F-4 relating to the proposed merger to be filed with the SEC in violation of Section 14(a) and Section 20(a) of the Exchange Act and rules and regulations promulgated thereunder. The complaints seek, among other relief, an injunction preventing the defendants from proceeding with, consummating, or closing the Merger unless and until purportedly omitted information is disclosed; rescission of the Merger if consummated or awarding of rescissory damages; unspecified further damages; and an award of costs, including attorneys’ and experts’ fees. After these shareholder lawsuits were filed, the Company filed supplemental disclosures relating to the proposed merger with CN. All of the shareholder lawsuits that had been filed were thereafter voluntarily dismissed by the plaintiffs.
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

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)
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
Personal Injury. The Company’s personal injury liability is based on semi-annual actuarial studies performed on an undiscounted basis by an independent third party actuarial firm and reviewed by management. This liability is based on personal injury claims filed and an estimate of claims incurred but not yet reported. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Adjustments to the liability are reflected within operating expenses in the period in which changes to estimates are known. Personal injury claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The personal injury liability as of September 30, 2021, is based on an updated actuarial study of personal injury claims through April 30, 2021, and review of the last five months’ experience. Although these estimates cannot be predicted with certainty, management believes that the ultimate outcome will not have a material adverse effect on the Company’s consolidated financial statements.
Tax Contingencies. Tax returns filed in the U.S. for periods after 2015 and in Mexico for periods after 2012 remain open to examination by the taxing authority. The Internal Revenue Service (“IRS”) has initiated an examination of the 2017 deemed mandatory repatriation tax included in the 2017 U.S. federal tax return and an examination of the 2016 U.S. federal tax return. The SAT, the Mexican equivalent of the IRS has initiated examinations of the KCSM 2013 through 2020 Mexico tax returns and the Financiera Inspira, S.A. de C.V. SOFOM, E.N.R. 2016 and 2017 Mexico tax returns. The Company does not expect that these examinations will have a material impact on the consolidated financial statements. During the first quarter of 2017, the Company received audit assessments from the SAT for the KCSM 2009 and 2010 Mexico tax returns. In 2017, the Company commenced administrative actions with the SAT. During the first quarter of 2018, the audit assessments were nullified by the SAT. In the third quarter of 2018, the SAT issued new assessments and the Company filed administrative appeals with the SAT. The Company believes that it has strong legal arguments in its favor and it is more likely than not that it will prevail in any challenge of the assessments.
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
Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness, bankruptcy, insolvency or liquidation of a customer, or weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and its operating results. If the financial condition of the Company’s customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for credit losses based on its best estimate at September 30, 2021.
Panama Canal Railway Company (“PCRC”) Guarantees and Indemnities. At September 30, 2021, the Company had issued and outstanding $5.6 million under a standby letter of credit to fulfill its obligation to fund fifty percent of the debt service reserve and liquidity reserve established by PCRC in connection with the issuance of the 7.0% Senior Secured Notes due November 1, 2026 (the “PCRC Notes”). Additionally, KCS has pledged its shares of PCRC as security for the PCRC Notes.

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
The following tables provide information by geographic area (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2021	2020	2021	2020
U.S.	$409.5	$341.2	$1,160.5	$1,025.5
Mexico	334.5	318.4	1,039.0	913.7
Total revenues	$744.0	$659.6	$2,199.5	$1,939.2

Property and equipment (including concession assets), net			September 30, 2021	December 31, 2020
U.S.			$5,728.6	$5,594.6
Mexico			3,449.8	3,403.2
Total property and equipment (including concession assets), net			$9,178.4	$8,997.8
13. Subsequent Event
Foreign Currency Hedging. During October 2021, the Company entered into foreign currency forward contracts with an aggregate notional amount of $30.0 million, which mature in January 2022. These contracts obligate the Company to sell a total of Ps.627.3 million at a weighted-average exchange rate of Ps.20.9 to each U.S. dollar.
The Company has not designated these foreign currency derivative instrument as hedging instruments for accounting purposes. The Company will measure the foreign currency derivative instruments at fair value each period and will recognize any change in fair value in foreign exchange gain (loss) within the consolidated statements of operations.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion below, as well as other portions of this Form 10-Q, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. In addition, management may make forward-looking statements orally or in other writing, including, but not limited to, in press releases, quarterly earnings calls, executive presentations, in the annual report to stockholders and in other filings with the Securities and Exchange Commission. Readers can usually identify these forward-looking statements by the use of such words as “may,” “will,” “should,” “likely,” “plans,” “projects,” “expects,” “anticipates,” “believes” or similar words. These statements involve a number of risks and uncertainties. Actual results could materially differ from those anticipated by such forward-looking statements. Such differences could be caused by a number of factors or combination of factors including, but not limited to, the factors identified below and those discussed under the captions “Part II - Item 1A - Risk Factors” herein and Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”). Readers are strongly encouraged to consider these factors and the following factors when evaluating any forward-looking statements concerning the Company: the merger with Canadian Pacific Railway Limited ("CP") is subject to various closing conditions and there can be no assurances as to whether and when it may be completed; failure to complete the Company’s merger with CP could negatively impact the Company’s stock price and future business and financial results; Company’s stockholders cannot be sure of the value of the merger consideration they will receive from CP in the merger; lawsuits may be filed against the Company and/or CP challenging the transactions contemplated by the merger between, among others, the Company and CP; the shares of CP common stock to be received by the Company’s stockholders upon completion of the merger will have different rights from shares of the Company’s common stock; after completion of the merger, CP may fail to realize the projected benefits and cost savings of the merger; public health threats or outbreaks of communicable diseases, such as the ongoing COVID-19 pandemic (including its variants) and its impact on KCS’s business, suppliers, consumers, customers, employees and supply chains; rail accidents or other incidents or accidents on KCS’s rail network or at KCS’s facilities or customer facilities involving the release of hazardous materials, including toxic inhalation hazards; legislative and regulatory developments and disputes, including environmental regulations; loss of the rail concession of Kansas City Southern’s subsidiary, Kansas City Southern de México, S.A. de C.V.; North American and global economic, political and social conditions; disruptions to the Company’s technology infrastructure, including its computer systems; increased demand and traffic congestion; the level of trade between the United States and Asia or Mexico; fluctuations in the peso-dollar exchange rate; natural events such as severe weather, hurricanes and floods; the outcome of claims and litigation involving the Company or its subsidiaries; changes in business strategy and strategic opportunities; competition and consolidation within the transportation industry; the business environment in industries that produce and use items shipped by rail; the termination of, or failure to renew, agreements with customers, other railroads and third parties; the satisfaction of by third parties of their obligations; fluctuation in prices or availability of key materials, fluctuations in commodity demand; in particular diesel fuel; access to capital; sufficiency of budgeted capital expenditures in carrying out business plans; services infrastructure; climate change and the market and regulatory responses to climate change; dependency on certain key suppliers of core rail equipment; changes in securities and capital markets; unavailability of qualified personnel; labor difficulties, including strikes and work stoppages; acts of terrorism or risk of terrorist activities, war or other acts of violence; and other factors affecting the operation of the business. For more discussion about each risk factor, see “Part II - Item 1A - Risk Factors” herein and Part I, Item 1A - “Risk Factors” in the Company’s Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in the Company’s Annual Report, in each case as updated by the Company’s periodic filings with the Securities and Exchange Commission (the “SEC”).
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
This discussion is intended to clarify and focus on KCS’s results of operations, certain changes in its financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included under Item 1 of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021. This discussion should be read in conjunction with those consolidated financial statements and the related notes and is qualified by reference to them.
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
Merger Agreement
On March 21, 2021, KCS entered into a merger agreement with Canadian Pacific Railway Limited (“CP”), a Canadian corporation, under which CP agreed to acquire KCS in a stock and cash transaction valued at $275 per common share. On May 6, 2021, the Surface Transportation Board (“STB”) unanimously approved the use of a voting trust for CP’s proposed merger with KCS. The voting trust permits KCS to maintain its independence and protect its financial health during the STB’s review of the ultimate merger as well as enable KCS stockholders to receive the value of their shares, even if the STB ultimately rejected the merger.
On April 20, 2021, KCS received an unsolicited merger proposal valued at $325 per common share from Canadian National Railway Company (“CN”), a Canadian corporation, which, after negotiation with and a revised proposal from CN, was determined on May 13, 2021 by the Company’s board of directors to be a superior proposal as defined by the CP merger agreement. On May 21, 2021, KCS terminated the CP merger agreement and paid CP a merger termination fee of $700.0 million, which was recognized in merger costs within the consolidated statements of operations.
On May 21, 2021, KCS and CN entered into a merger agreement (the “CN merger agreement”), and a U.S. affiliate of CN paid KCS $700.0 million as reimbursement for the termination fee paid to CP. KCS was obligated to repay the termination fee to CN under certain circumstances, including but not limited to, if KCS were to terminate the CN merger agreement to accept a superior proposal as defined by the CN merger agreement. As a result, the $700.0 million reimbursement from CN was recognized in accounts payable and accrued liabilities within the consolidated balance sheet. In addition, KCS was obligated to pay CN a termination fee of $700.0 million to terminate the CN merger agreement.
On August 10, 2021, KCS received an unsolicited merger proposal from CP to acquire KCS in a stock and cash transaction valued at $300 per common share. On August 12, 2021, the Company’s board of directors determined that the CP proposal did not constitute a superior proposal as defined by the CN merger agreement.
On August 31, 2021, the STB unanimously rejected the use of a voting trust in the proposed merger between CN and KCS. Shortly thereafter, CP reaffirmed its August 10th proposal to acquire KCS for a then estimated value of $300 per common share, which, after negotiation with CP, the Company’s board of directors determined to be a superior proposal as defined by the CN merger agreement. On September 15, 2021, KCS terminated the CN merger agreement and paid CN $1,400.0 million, which included (1) a $700.0 million merger termination fee recognized in merger costs within the consolidated statements of operations and (2) reimbursement of the CN payment for the CP termination fee of $700.0 million recognized as a reduction to accounts payable and accrued liabilities within the consolidated balance sheet.
On September 15, 2021, KCS and CP entered into a merger agreement (the “Merger Agreement”) and CP paid KCS $1,400.0 million, which included (1) $700.0 million for reimbursement of the CP termination fee recognized as a reduction of merger costs and (2) $700.0 million for reimbursement of the termination fee paid to CN. KCS is obligated to repay the $700.0 million CN termination fee to CP under certain circumstances, including but not limited to, if KCS were to terminate the Merger Agreement to accept a superior proposal as defined by the Merger Agreement. As a result, the $700.0 million reimbursement from CP was recognized in accounts payable and accrued liabilities within the consolidated balance sheet. In addition, KCS would be required to pay CP a termination fee of $700.0 million to terminate the Merger Agreement.
On September 30, 2021, in response to the revised merger notice filed by CP in connection with the Merger Agreement, the STB reconfirmed its prior decision approving the use of the voting trust in the Merger Agreement.
Upon completion of the merger (the “Merger”) the ownership interest of KCS would then be deposited into a voting trust subject to a voting trust agreement (the “Voting Trust Transaction”). Each share of common stock, par value $0.01 per share, of KCS that is outstanding immediately prior to the Merger will be converted into the right to receive (1) 2.884 common shares of CP and (2) $90 in cash (together, the “Merger Consideration”), and each share of preferred stock, par value $25 per share, that is outstanding immediately prior to the Merger will be converted into the right to receive $37.50 in cash.
Subject to receipt of regulatory clearances, approval by stockholders of KCS and shareholders of CP, and other customary closing conditions, the completion of the Voting Trust Transaction is currently expected to occur in the first quarter of 2022, and upon completion, KCS stockholders are expected to own approximately 28% of CP’s outstanding common shares. KCS’s management and its board of directors will continue to manage KCS while it is in the voting trust, pursuing KCS’s independent business plan and growth strategies. Final control approval from the STB and other applicable regulatory authorities is expected to be completed in the second half of 2022.
For the three and nine months ended September 30, 2021, KCS incurred $36.5 million and $776.6 million, respectively, of merger-related costs. For the three months ended September 30, 2021, the merger costs primarily related to compensation and benefits costs and legal fees. For the nine months ended September 30, 2021, merger costs included the fee associated with the termination of the CN merger agreement by KCS of $700.0 million, in addition to compensation and benefits costs and bankers’ and legal fees. These merger-related costs were recognized in merger costs within the consolidated statements of operations. Upon KCS shareholder vote on the Merger expected in the fourth quarter of 2021, the Company will recognize the $700.0 million reimbursement from CP in merger costs within the consolidated statement of operations. Excluding the termination fee payment and reimbursement, the Company expects to incur estimated net merger costs in 2021 of approximately $90.0 million, consisting of compensation and benefits costs and bankers’ and legal fees assuming the Voting Trust Transaction occurs in the first quarter of 2022.
On September 30, 2021, KCS entered into a letter waiver with lenders to the KCS revolving credit facility to waive the events of default that would occur under the KCS revolving credit facility as a result of the change of control that would arise upon consummation of the Voting Trust Transaction and as a result of CP obtaining control of KCS following final approval of the transaction by the STB. The foregoing description of the letter waiver is qualified in its entirety by the full text of the letter waiver, attached hereto as Exhibit 10.2.
Third Quarter Highlights
For the three months ended September 30, 2021, revenues increased 13% compared to the same period in 2020, primarily due to a 16% increase in revenue per carload/unit, partially offset by a 3% decrease in carload/unit volumes. Revenue per carload/unit increased primarily due to mix, higher fuel surcharge, longer average length of haul, and the strengthening of the Mexican peso against the U.S. dollar. The average exchange rate of Mexican pesos per U.S. dollar was Ps.20.0 for the three months ended September 30, 2021, compared to Ps.22.1 for the same period in 2020, which resulted in an increase in revenues of approximately $12.0 million. Volumes decreased due to auto plant shutdowns driven by a global microchip shortage resulting from continuing supply chain disruptions caused by the COVID-19 pandemic. Additional volume declines resulted from service interruptions at Lazaro Cardenas port in Mexico due to KCSM right-of-way blockages resulting from teachers’ protests since the end of July and supply chain disruptions in the refined fuel product shipments into Mexico as a result of increased regulation. These decreases were partially offset by an increase in utility coal volumes as a result of higher natural gas prices, plant outages in prior year, and rebuilding of stockpiles.
Operating expenses increased 27% during the three months ended September 30, 2021, as compared to the same period in 2020, primarily due to merger costs, higher diesel fuel prices, the strengthening of the Mexican peso against the U.S. dollar, and increased costs attributable to deploying incremental resources to address service challenges earlier in the year. Operating expenses as a percentage of revenues was 66.1% for the three months ended September 30, 2021, compared to 58.8% for the same period in 2020.
The Company reported quarterly earnings of $1.71 per diluted share on consolidated net earnings of $156.2 million for the three months ended September 30, 2021, compared to earnings of $2.01 per diluted share on consolidated net income of $189.8 million for the same period in 2020. This decrease was primarily due to merger costs incurred during the third quarter of 2021 and a higher effective tax rate.

Results of Operations
The following summarizes KCS’s consolidated statement of operations components (in millions):

	Three Months Ended		Change
	September 30,
	2021	2020
Revenues	$744.0	$659.6	$84.4
Operating expenses	492.1	388.1	104.0
Operating income	251.9	271.5	(19.6)
Equity in net earnings (losses) of affiliates	3.8	(1.3)	5.1
Interest expense	(39.0)	(39.5)	0.5
Foreign exchange gain (loss)	(0.5)	7.7	(8.2)
Other income, net	0.5	0.3	0.2
Income before income taxes	216.7	238.7	(22.0)
Income tax expense	60.2	48.5	11.7
Net income	156.5	190.2	(33.7)
Less: Net income attributable to noncontrolling interest	0.3	0.4	(0.1)
Net income attributable to Kansas City Southern and subsidiaries	$156.2	$189.8	$(33.6)

	Nine Months Ended		Change
	September 30,
	2021	2020
Revenues	$2,199.5	$1,939.2	$260.3
Operating expenses	2,126.3	1,198.5	927.8
Operating income	73.2	740.7	(667.5)
Equity in net earnings (losses) of affiliates	13.2	(0.1)	13.3
Interest expense	(117.1)	(111.8)	(5.3)
Foreign exchange loss	(1.0)	(44.0)	43.0
Other income, net	0.7	2.5	(1.8)
Income (loss) before income taxes	(31.0)	587.3	(618.3)
Income tax expense	37.1	134.5	(97.4)
Net income (loss)	(68.1)	452.8	(520.9)
Less: Net income attributable to noncontrolling interest	1.2	1.5	(0.3)
Net income (loss) attributable to Kansas City Southern and subsidiaries	$(69.3)	$451.3	$(520.6)

Operating Metrics
The Company has established the following key metrics and goals to measure precision scheduled railroading (“PSR”) progress and performance:

	Three Months Ended		Improvement/ (Deterioration)	Nine Months Ended		Improvement/ (Deterioration)	FY 2021 Goal
	September 30,			September 30,
	2021	2020		2021	2020
Gross velocity (mph) (i)	15.3	14.5	6%	13.4	15.7	(15)%	16.2
Terminal dwell (hours) (ii)	21.5	22.9	6%	24.9	21.0	(19)%	21.3
Train length (feet) (iii)	6,481	7,043	(8)%	6,690	6,588	2%	7,250
Fuel efficiency (gallons per 1,000 GTM's) (iv)	1.22	1.25	2%	1.24	1.24	—	1.16

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
For the three months ended September 30, 2021, the increase in velocity and decrease in dwell, as compared to the same period in 2020, were due to efforts to improve network fluidity including reductions in train length, along with other operating initiatives and new capacity projects. The decline in velocity and increase in dwell for the nine months ended September 30, 2021, compared to the same period in 2020, were primarily due to lingering network congestion during the first half of 2021, as well as greater efficiencies realized during the second quarter of 2020 from lower volumes due to COVID-19.

Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months Ended			Three Months Ended			Three Months Ended
	September 30,			September 30,			September 30,
	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
Chemical and petroleum	$204.1	$191.9	6%	86.9	91.5	(5%)	$2,349	$2,097	12%
Industrial and consumer products	159.0	126.4	26%	79.0	73.7	7%	2,013	1,715	17%
Agriculture and minerals	139.8	125.3	12%	67.1	64.0	5%	2,083	1,958	6%
Energy	74.6	46.8	59%	73.4	51.5	43%	1,016	909	12%
Intermodal	86.9	89.1	(2%)	231.6	264.7	(13%)	375	337	11%
Automotive	40.1	48.5	(17%)	22.4	32.1	(30%)	1,790	1,511	18%
Carload revenues, carloads and units	704.5	628.0	12%	560.4	577.5	(3%)	$1,257	$1,087	16%
Other revenue	39.5	31.6	25%
Total revenues (i)	$744.0	$659.6	13%

(i) Included in revenues:
Fuel surcharge	$75.3	$46.2

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Nine Months Ended			Nine Months Ended			Nine Months Ended
	September 30,			September 30,			September 30,
	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
Chemical and petroleum	$667.9	$549.0	22%	291.9	258.0	13%	$2,288	$2,128	8%
Industrial and consumer products	437.6	406.0	8%	225.7	225.1	—	1,939	1,804	7%
Agriculture and minerals	404.1	374.2	8%	193.7	184.8	5%	2,086	2,025	3%
Energy	186.6	142.4	31%	198.1	153.2	29%	942	930	1%
Intermodal	259.3	241.3	7%	714.7	689.3	4%	363	350	4%
Automotive	133.6	118.0	13%	76.5	75.9	1%	1,746	1,555	12%
Carload revenues, carloads and units	2,089.1	1,830.9	14%	1,700.6	1,586.3	7%	$1,228	$1,154	6%
Other revenue	110.4	108.3	2%
Total revenues (i)	$2,199.5	$1,939.2	13%

(i) Included in revenues:
Fuel surcharge	$196.0	$161.4
For the three months ended September 30, 2021, revenues increased 13% compared to the same period in 2020, primarily due to a 16% increase in revenue per carload/unit, partially offset by a 3% decrease in carload/unit volumes. Revenue per carload/unit increased primarily due to mix, higher fuel surcharge, longer average length of haul, the strengthening of the Mexican peso against the U.S. dollar, and positive pricing impacts. The average exchange rate of Mexican pesos per U.S. dollar was Ps.20.0 for the three months ended September 30, 2021, compared to Ps.22.1 for the same period in 2020, which resulted in an increase in revenues of approximately $12.0 million. Volumes decreased due to auto plant shutdowns driven by a global microchip shortage, service interruptions at Lazaro Cardenas port in Mexico due to KCSM right-of-way blockages resulting from teachers’ protests since the end of July and supply chain disruptions in the refined fuel product shipments into Mexico as a result of increased regulation. These decreases were partially offset by an increase in utility coal volumes as a result of higher natural gas prices, plant outages in prior year, and rebuilding of stockpiles.
For the nine months ended September 30, 2021, revenues increased 13% compared to the same period in 2020. Revenues increased due to an increase of 7% in carload/unit volumes and a 6% increase in revenue per carload/unit. Carload/unit volumes increased due to increased volumes in the energy business unit due to strength in utility coal shipments, increased volumes in the chemical and petroleum business unit due to strength in refined fuel product shipments into Mexico, and recovery from COVID-19 impacts. Revenue per carload/unit increased due to mix, higher fuel surcharge, the strengthening of the Mexican peso against the U.S. dollar, and positive pricing impacts, partially offset by shorter average length of haul. The average exchange rate of Mexican pesos per U.S. dollar was Ps.20.1 for the nine months ended September 30, 2021, compared to Ps.21.8 for the same period in 2020, which resulted in an increase in revenues of approximately $24.0 million.
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
For the three and nine months ended September 30, 2021, fuel surcharge revenue increased $29.1 million and $34.6 million, respectively, compared to the same periods in 2020, primarily due to higher fuel prices.
The following discussion provides an analysis of revenues by commodity group:

Revenues by commodity group for the three months ended September 30, 2021
Chemical and petroleum. Revenues increased $12.2 million for the three months ended September 30, 2021, compared to the same period in 2020, due to a 12% increase in revenue per carload/unit, partially offset by a 5% decrease in carload/unit volumes. Revenue per carload/unit increased due to mix, higher fuel surcharge, the strengthening of the Mexican peso against the U.S. dollar, and positive pricing impacts. Volumes decreased due to supply chain disruptions in the refined fuel product shipments into Mexico as a result of increased regulation.

Revenues increased $118.9 million for the nine months ended September 30, 2021, compared to the same period in 2020, due to a 13% increase in carload/unit volumes and a 8% increase in revenue per carload/unit. Volumes increased due to refined fuel product shipments into Mexico during the first half of the year. Revenue per carload/unit increased due to mix, higher fuel surcharge, the strengthening of the Mexican peso against the U.S. dollar, and positive pricing impacts, partially offset by shorter average length of haul.

Industrial and consumer products. Revenues increased $32.6 million for the three months ended September 30, 2021, compared to the same period in 2020, due to a 17% increase in revenue per carload/unit and a 7% increase in carload/unit volumes. Revenue per carload/unit increased due to mix, higher fuel surcharge, strengthening of the Mexican peso against the U.S. dollar, positive pricing impacts, and longer average length of haul. Volumes increased primarily due to recovery from COVID-19 impacts in 2020 and increased demand for metals and scrap and appliances.

Revenues increased $31.6 million for the nine months ended September 30, 2021, compared to the same period in 2020, due to a 7% increase in revenue per carload/unit, while carload/unit volumes remained flat. Revenue per carload/unit increased due to mix, strengthening of the Mexican peso against the U.S. dollar, higher fuel surcharge, and positive pricing impacts, partially offset by shorter average length of haul.

Revenues by commodity group for the three months ended September 30, 2021
Agriculture and minerals. Revenues increased $14.5 million for the three months ended September 30, 2021, compared to the same period in 2020, due to a 6% increase in revenue per carload/unit and a 5% increase in carload/unit volumes. Revenues increased $29.9 million for the nine months ended September 30, 2021, compared to the same period in 2020, due to a 5% increase in carload/unit volumes and a 3% increase in revenue per carload/unit. Volumes increased due to improved cycle times.

For the three months ended September 30, 2021, revenue per carload/unit increased compared to the same period in 2020, due to higher fuel surcharge, positive pricing impacts, the strengthening of the Mexican peso against the U.S. dollar, and mix, partially offset by shorter average length of haul. For the nine months ended September 30, 2021, revenue per carload/unit increased compared to the same period in 2020, due to higher fuel surcharge, positive pricing impacts, the strengthening of the Mexican peso against the U.S. dollar and mix, partially offset by shorter average length of haul.

Energy. Revenues increased $27.8 million for the three months ended September 30, 2021, compared to the same period in 2020, due to a 43% increase in carload/unit volumes and a 12% increase in revenue per carload/unit. Revenues increased $44.2 million for the nine months ended September 30, 2021, compared to the same period in 2020, due to a 29% increase in carload/unit volumes and a 1% increase in revenue per carload/unit. Volumes increased in utility coal as a result of higher natural gas prices, plant outages in prior year, and rebuilding of stockpiles. Volumes increased in crude oil due to new business and increase in oil prices from the prior year.

Revenue per carload/unit increased for the three and nine months ended September 30, 2021, compared to the same periods in 2020, due to longer average length of haul, higher fuel surcharge, and the strengthening of the Mexican peso against the U.S. dollar, partially offset by mix and pricing impacts.

Crude Oil
16%
Frac Sand
5%
Coal &
Petroleum
Coke
17%
Utility
Coal
62%

Intermodal. Revenues decreased $2.2 million for the three months ended September 30, 2021, compared to the same period in 2020, due to a 13% decrease in carload/unit volumes, partially offset by an 11% increase in revenue per carload/unit. Volumes decreased due to service interruptions at Lazaro Cardenas port in Mexico due to KCSM right-of-way blockages resulting from teachers’ protests since the end of July and auto plant shutdowns driven by a global microchip shortage affecting auto parts shipments. Revenue per carload/unit increased compared to the same period in 2020, due to higher fuel surcharge, the strengthening of the Mexican peso against the U.S. dollar, longer average length of haul, positive pricing impacts, and mix.

Revenues increased $18.0 million for the nine months ended September 30, 2021, compared to the same period in 2020, due to a 4% increase in both carload/unit volumes and revenue per carload/unit. Carload/unit volumes increased due to recovery from COVID-19 impacts in 2020, partially offset by service interruptions at Lazaro Cardenas port in Mexico due to KCSM right-of-way blockages resulting from teachers’ protests since the end of July and auto plant shutdowns driven by a global microchip shortage affecting auto parts shipments. Revenue per carload/unit increased compared to the same period in 2020, due to higher fuel surcharge, positive pricing impacts, and the strengthening of the Mexican peso against the U.S. dollar, partially offset by mix and shorter average length of haul.
Automotive. Revenues decreased $8.4 million for the three months ended September 30, 2021, compared to the same period in

2020, due to a 30% decrease in carload/unit volumes, partially offset by an 18% increase in revenue per carload/unit. Volumes decreased due to auto plant shutdowns driven by a global microchip shortage. Revenue per carload/unit increased compared to the same period in 2020, due to the strengthening of the Mexico peso against the U.S. dollar, mix, higher fuel surcharge, longer average length of haul, and positive pricing impacts.
Revenues increased $15.6 million for the nine months ended September 30, 2021, compared to the same period in 2020, due to a 12% increase in revenue per carload/unit and a 1% increase in carload/unit volumes. Revenue per carload/unit increased compared to the same period in 2020, due to the strengthening of the Mexican peso against the U.S dollar, longer average length of haul, higher fuel surcharge, and positive pricing impacts, partially offset by mix. Volumes increased due to recovery from COVID-19 impacts in 2020, partially offset by auto plant shutdowns driven by a global microchip shortage.

Operating Expenses
Operating expenses, as shown below (in millions), increased $104.0 million for the three months ended September 30, 2021, compared to the same period in 2020, primarily due to merger costs, higher diesel fuel prices, the strengthening of the Mexican peso against the U.S. dollar, and increased costs attributable to deploying incremental resources to address service challenges earlier in the year. The strengthening of the Mexican peso against the U.S. dollar during the three months ended September 30, 2021, resulted in increased expense of approximately $11.0 million, compared to the same period in 2020, for expense transactions denominated in Mexican pesos. The average exchange rate of Mexican pesos per U.S. dollar was Ps.20.0 for the three months ended September 30, 2021, compared to Ps.22.1 for the same period in 2020.
Operating expenses, as shown below (in millions), increased $927.8 million for the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to the termination fee associated with the CN merger agreement and other merger costs, higher diesel fuel price and consumption, the strengthening of the Mexican peso against the U.S. dollar, and wage and benefit inflation and increased headcount and hours worked, partially offset by decreased restructuring charges. The strengthening of the Mexican peso against the U.S. dollar during the nine months ended September 30, 2021, resulted in increased expense of approximately $26.0 million, compared to the same period in 2020, for expense transactions denominated in Mexican pesos. The average exchange rate of Mexican pesos per U.S. dollar was Ps.20.1 for the nine months ended September 30, 2021, compared to Ps.21.8 for the same period in 2020.

	Three Months Ended
	September 30,		Change
	2021	2020	Dollars	Percent
Compensation and benefits	$133.3	$117.4	$15.9	14%
Purchased services	51.4	47.3	4.1	9%
Fuel	78.0	50.8	27.2	54%
Equipment costs	19.6	23.9	(4.3)	(18%)
Depreciation and amortization	90.5	89.2	1.3	1%
Materials and other	82.8	59.0	23.8	40%
Merger costs	36.5	—	36.5	100%
Restructuring charges	—	0.5	(0.5)	(100%)
Total operating expenses	$492.1	$388.1	$104.0	27%

	Nine Months Ended
	September 30,		Change
	2021	2020	Dollars	Percent
Compensation and benefits	$391.2	$354.6	$36.6	10%
Purchased services	161.0	145.2	15.8	11%
Fuel	227.9	165.2	62.7	38%
Equipment costs	64.8	63.9	0.9	1%
Depreciation and amortization	273.7	267.9	5.8	2%
Materials and other	231.1	184.7	46.4	25%
Merger costs	776.6	—	776.6	100%
Restructuring charges	—	17.0	(17.0)	(100%)
Total operating expenses	$2,126.3	$1,198.5	$927.8	77%
Compensation and benefits. Compensation and benefits increased $15.9 million for the three months ended September 30, 2021, compared to the same period in 2020, due to an increase in headcount and hours worked of approximately $9.0 million as a result of additional resources to improve customer service and address growth in U.S. carloads. In addition, compensation and benefits increased due to costs relating to Mexican outsourcing reform of approximately $5.0 million, the strengthening of the Mexican peso against the U.S. dollar of approximately $4.0 million and wage and benefit inflation of approximately $4.0 million, partially offset by decreased incentive compensation of approximately $7.0 million.
Compensation and benefits increased $36.6 million for the nine months ended September 30, 2021, compared to the same period in 2020, due to wage and benefit inflation of approximately $16.0 million, an increase in headcount and hours worked of approximately $12.0 million, the strengthening of the Mexican peso against the U.S. dollar of approximately $9.0 million and costs relating to Mexican outsourcing reform of approximately $5.0 million, partially offset by decreased incentive compensation of approximately $6.0 million.
Purchased services. Purchased services expense increased $4.1 million for the three months ended September 30, 2021, compared to the same period in 2020, due to an increase in repairs and maintenance expense of approximately $2.0 million, as well as the strengthening of the Mexican peso against the U.S. dollar, increased trackage rights, and increased software and programming expense of approximately $1.0 million for each, partially offset by approximately $1.0 million of cost reduction as a result of Mexico outsourcing reform.
Purchased services expense increased $15.8 million for the nine months ended September 30, 2021, compared to the same period in 2020, due to higher trackage rights of approximately $5.0 million, an increase in software and programming expense of approximately $5.0 million, the strengthening of the Mexican peso against the U.S. dollar of approximately $3.0 million, and increased security expense of approximately $2.0 million.
Fuel. Fuel increased $27.2 million for the three months ended September 30, 2021, compared to the same period in 2020, due to higher diesel fuel prices in the U.S. and Mexico of approximately $14.0 million and $6.0 million, respectively, the strengthening of the Mexican peso against the U.S. dollar of approximately $4.0 million and increased consumption of approximately $3.0 million.
Fuel increased $62.7 million for the nine months ended September 30, 2021, compared to the same period in 2020, due to higher diesel fuel prices in the U.S. and Mexico of approximately $25.0 million and $13.0 million, respectively, increased consumption of approximately $14.0 million, and the strengthening of the Mexican peso against the U.S. dollar of approximately $10.0 million. The average price per gallon was $2.52 and $2.43 for the three and nine months ended September 30, 2021, respectively, compared to $1.78 and $1.95 for the same periods in 2020.
Equipment costs. Equipment costs decreased $4.3 million for the three months ended September 30, 2021, compared to the same period in 2020, due to decreased car hire expense of approximately $4.0 million due to lower rates from supplier incentives and improved cycle times.
Equipment costs increased $0.9 million for the nine months ended September 30, 2021, compared to the same period in 2020, due to increased car hire expense of approximately $3.0 million due to increased cycle times, volume and rate. This increase was partially offset by lower lease expense of approximately $2.0 million primarily due to freight car lease expirations and terminations resulting from PSR initiatives.
Depreciation and amortization. Depreciation and amortization expense increased $1.3 million and $5.8 million for the three and nine months ended September 30, 2021, compared to the same periods in 2020, due to a larger asset base.
Materials and other. Materials and other expense increased $23.8 million and $46.4 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020, due to increased materials and supplies expense of approximately $6.0 million and $17.0 million, respectively, primarily resulting from increasing the active locomotive fleet to support service recovery and volume growth in the second half of 2021; increased derailments and casualties of approximately $6.0 million and $9.0 million, respectively; higher employee expenses of approximately $4.0 million for both periods; reduced property taxes of approximately $4.0 million for both periods of 2020; and the strengthening of the Mexican peso against the U.S. dollar of approximately $2.0 million and $4.0 million, respectively. In addition, there was a one-time contract dispute recognized of approximately $10.0 million for the nine months ended September 30, 2021.
Merger costs. During the three and nine months ended September 30, 2021, the Company recognized merger costs of $36.5 million and $776.6 million, respectively. For the three months ended September 30, 2021, the merger costs primarily related to compensation and benefits costs and legal fees. For the nine months ended September 30, 2021, merger costs included the fee associated with the termination of the CN merger agreement by KCS of $700.0 million, in addition to compensation and benefits costs and bankers’ and legal fees. Please see Note 2, Merger Agreement for more information.
Restructuring charges. During the three and nine months ended September 30, 2020, the Company recognized restructuring charges of $0.5 million and $17.0 million, respectively. For the nine months ended September 30, 2020, the charges primarily related to the voluntary separation program of $9.2 million and the buyout of leased locomotives of $6.0 million. For the three months ended September 30, 2020, additional restructuring charges of $0.5 million were recognized as part of the voluntary restructuring program. There were no restructuring charges recognized during the three and nine months ended September 30, 2021.

Non-Operating Income and Expenses
Equity in net earnings (losses) of affiliates. For the three months ended September 30, 2021, equity in net earnings of affiliates increased $5.1 million, compared to the same period in 2020, primarily due to an increase in net earnings from the operations of Panama Canal Railway Company (“PCRC”) resulting from a gain on insurance recoveries recognized in the third quarter of 2021 and increased container volumes related to a rail bridge outage that occurred in June 2020 and stopped railroad operations for the three months.
For the nine months ended September 30, 2021, equity in net earnings of affiliates increased $13.3 million, compared to the same period in 2020, primarily due to increased net earnings from the operations of PCRC as a result of the aforementioned insurance recoveries and higher volumes due to the 2020 bridge outage and an increase in net earnings from the operations of TFCM, S. de R.L de C.V. (“TCM”) due to decreased interest and tax expense and lower foreign exchange losses.
Interest expense. For the three months ended September 30, 2021, interest expense decreased $0.5 million compared to the same period in 2020, due to lower average debt balances. For the nine months ended September 30, 2021, interest expense increased $5.3 million compared to the same period in 2020, due to higher average debt balances. During the three and nine months ended September 30, 2021, the average debt balance (including commercial paper) was $3,812.4 million and $3,809.1 million, respectively, compared to $3,815.0 million and $3,636.3 million for the same periods in 2020. The average interest rate during the three and nine months ended September 30, 2021 was 4.1% for both periods, compared to 4.1% for the same periods in 2020.
Foreign exchange gain (loss). For the three and nine months ended September 30, 2021, the Company incurred a foreign exchange loss of $0.5 million and $1.0 million, respectively, compared to a foreign exchange gain of $7.7 million and a loss of $44.0 million for the same periods in 2020. Foreign exchange gain (loss) includes the re-measurement and settlement of net monetary assets denominated in Mexican pesos and the gain (loss) on foreign currency derivative contracts.
For the three and nine months ended September 30, 2021, the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos resulted in a foreign exchange loss of $5.4 million and $1.8 million, respectively, compared to a gain of $1.0 million and a loss of $23.4 million for the same periods in 2020.
The Company enters into foreign currency derivative contracts to hedge its net exposure to fluctuations in foreign currency caused by fluctuations in the value of the Mexican peso against the U.S. dollar. For the three and nine months ended September 30, 2021 and 2020, the Company incurred a foreign exchange gain on foreign currency derivative contracts of $4.9 million and $0.8 million, respectively, compared to a gain of $6.7 million and a loss of $20.6 million for the same periods in 2020.
Other income, net. Other income, net remained flat for the three months ended September 30, 2021, compared to the same period in 2020. Other income, net decreased $1.8 million for the nine months ended September 30, 2021, compared to the same period in 2020, due to an increase in miscellaneous expenses.
Income tax expense. Income tax expense increased $11.7 million for the three months ended September 30, 2021, compared to the same period in 2020, primarily due to a higher effective tax rate. The increase in the effective tax rate was primarily due to a one-time benefit recognized in the third quarter of 2020 for the issuance of final global intangible low-taxed income (“GILTI”) regulations.
Income tax expense decreased $97.4 million for the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to the payment of the termination fee associated with the termination of the CN merger agreement by KCS. A discrete tax benefit of $147.0 million was recognized on the CN termination fee and is expected to reverse upon recognition of the termination fee reimbursement within the consolidated statements of operations in the fourth quarter of 2021. Upon the Merger, the Company expects the termination fee paid to CN will be non-deductible and the reimbursement from CP will not be taxable. The decrease in the tax expense was partially offset by fluctuations in the foreign exchange rate and a one-time benefit recognized in the third quarter of 2020 for the issuance of final GILTI regulations.

The components of the effective tax rates for the three and nine months ended September 30, 2021, compared to the same periods in 2020, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Statutory rate in effect	21.0%	21.0%	21.0%	21.0%
Tax effect of:
Difference between U.S. and foreign tax rate	5.5%	5.6%	(123.3%)	5.5%
GILTI tax, net	—	(7.8%)	(0.6%)	(2.5%)
State and local income tax provision, net	1.3%	1.3%	(28.1%)	1.3%
Foreign exchange (i)	—	0.1%	(10.2%)	(2.0%)
Other, net	—	0.1%	21.5%	(0.4%)
Effective tax rate	27.8%	20.3%	(119.7%)	22.9%
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
Previously, KCSM subcontracted its management and union employees, other than the president and executive representative of KCSM, from its affiliate, KCSM Servicios, S.A. de C.V. (“KCSM Servicios”), a wholly-owned and consolidated subsidiary of the Company. As a result of Outsourcing Reform, KCSM Servicios was merged into KCSM on July 2, 2021, resulting in KCSM Servicios employees becoming employees of KCSM.
Outsourcing Reform also limits the statutory profit sharing payment per employee (referred to by its Spanish acronym “PTU”) to the greater of three months’ salary or the average of the amount of profit sharing received in the last three years. KCSM Servicios’ employees were eligible for PTU and received PTU payments and other bonuses. As employees of KCSM, employees are eligible to receive PTU payments from KCSM. Outsourcing Reform is expected to increase 2021 compensation expense by approximately $7.0 million, including a net $4.0 million of expense in the third quarter of 2021 and a net $3.0 million of expense in the fourth quarter of 2021.
Hydrocarbons Law. On May 5, 2021, new legislation pertaining to the transport and handling of hydrocarbons in Mexico became effective. This legislation addresses a wide array of issues related to the storage, transportation and handling of petroleum products, as well as the illegal import of hydrocarbons. The legislation is being challenged in the court system and is currently subject to a court-ordered injunction, resulting in a suspension of the implementation and enforcement of this new law. To date, this law has not had a material effect on the Company or its operations. However, the Company is continuing to monitor this law and is evaluating the effect on the Company and its business operations.
Value-Added Tax Law. In September 2021, changes in the Value-Added Tax (“VAT”) law were proposed that if adopted would become effective beginning in 2022. The proposal would make permanent changes to the VAT law that would potentially reduce the recoverability of VAT paid by KCSM on its expenses that support international import transportation services. The Company is continuing to monitor this legislation and evaluating the effect of the legislation on the Company and its consolidated financial statements. If adopted, the Company is considering actions that could be taken to mitigate its potential negative impact.

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
During the nine months ended September 30, 2021, the Company invested $376.8 million in capital expenditures. See the Capital Expenditures section for further details.
On May 21, 2021, KCS paid CP a merger termination fee of $700.0 million and a U.S. affiliate of CN paid KCS $700.0 million as reimbursement for the termination fee paid to CP. On September 15, 2021, KCS terminated the CN merger agreement and paid CN $1,400.0 million, which included (1) a $700.0 million merger termination fee recognized in merger costs within the consolidated statements of operations and (2) reimbursement of the CN payment for the CP termination fee of $700.0 million recognized as a reduction to accounts payable and accrued liabilities within the consolidated balance sheet. On September 15, 2021, KCS and CP entered into the Merger Agreement and CP paid KCS $1,400.0 million, which included (1) $700.0 million for reimbursement of the CP termination fee recognized as a reduction of merger costs and (2) $700.0 million for reimbursement of the termination fee paid to CN. KCS is obligated to repay the $700.0 million CN termination fee to CP under certain circumstances, including but not limited to, if KCS were to terminate the Merger Agreement to accept a superior proposal as defined by the Merger Agreement. As a result, the $700.0 million reimbursement from CP was recognized in accounts payable and accrued liabilities within the consolidated balance sheet. In addition, KCS would be required to pay CP a termination fee of $700.0 million to terminate the Merger Agreement. Upon KCS shareholder vote on the Merger expected in the fourth quarter of 2021, the Company will recognize the $700.0 million reimbursement from CP in merger costs within the consolidated statement of operations. Excluding the termination fee payment and reimbursement, the Company expects to incur estimated net merger costs in 2021 of approximately $90.0 million, consisting of compensation and benefits costs and bankers’ and legal fees assuming the Voting Trust Transaction occurs in the first quarter of 2022.
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
During the nine months ended September 30, 2021, the Company’s board of directors declared a quarterly cash dividend on its common stock of $0.54 per share (total of $147.3 million). Subject to capital availability, the Company intends to pay a quarterly dividend on an ongoing basis through the date of completion of the Merger.
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
KCS believes it has a strong liquidity position to continue business operations and service its debt obligations. The Company has total available liquidity of $1,070.0 million as of September 30, 2021, consisting of cash on hand and a revolving credit facility, compared to available liquidity at December 31, 2020 of $788.2 million. Furthermore, the Company does not have any debt maturities until 2023.
As of September 30, 2021, the total cash and cash equivalents held outside of the U.S. in foreign subsidiaries was $255.9 million, after repatriating $52.8 million during 2021. The Company expects that this cash will be available to fund operations without incurring significant additional income taxes.
Since January 2019, the Company has generated a refundable VAT balance and filed refund claims with the Servicio de Administración Tributaria (the “SAT”) that are still under review. The refundable VAT balance increased to $142.6 million as of September 30, 2021, and delays in refunds of VAT from the Mexican government could negatively impact the timing of KCSM’s cash flow by up to $65.0 million in 2021. KCSM has prior favorable Mexican court decisions and a legal opinion supporting its right under Mexican law to recover the refundable VAT balance from the Mexican government and believes the VAT to be fully collectible. However, the Company cannot predict the timing or amount of the Company’s ultimate collection of the refundable VAT balance from the Mexican government.

Cash Flow Information
Summary cash flow data follows (in millions):

	Nine Months Ended
	September 30,
	2021	2020
Cash flows provided by (used for):
Operating activities	$830.1	$819.9
Investing activities	(407.3)	(413.2)
Financing activities	(139.9)	96.1
Effect of exchange rate changes on cash	(1.1)	(5.6)
Net increase in cash and cash equivalents	281.8	497.2
Cash and cash equivalents beginning of year	188.2	148.8
Cash and cash equivalents end of period	$470.0	$646.0
Cash flows from operating activities increased $10.2 million for the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to lower payments to settle foreign currency derivatives.
Net cash used for investing activities decreased $5.9 million for the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to a decrease in the purchase or replacement of assets under existing operating leases of $78.2 million, partially offset by an increase in capital expenditures of $76.1 million.
Net cash provided by financing activities decreased $236.0 million for the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to a decrease in proceeds from the issuance of long-term debt of $545.6 million and an increase in dividends paid of $23.7 million, partially offset by a decrease in shares repurchased of $322.9 million.

Capital Expenditures
KCS has funded, and expects to continue to fund capital expenditures with operating cash flows and short and long-term debt.
The following table summarizes capital expenditures by type (in millions):

	Nine Months Ended
	September 30,
	2021	2020
Roadway capital program	$189.2	$170.3
Locomotives and freight cars	59.8	32.1
Capacity	81.5	40.2
Information technology	29.5	30.6
Positive train control	12.4	10.8
Other	4.4	2.4
Total capital expenditures (accrual basis)	376.8	286.4
Change in capital accruals	0.9	15.2
Total cash capital expenditures	$377.7	$301.6

Total cash purchase or replacement of assets under operating leases	$—	$78.2
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

Note Guarantees
As of September 30, 2021, KCS had outstanding $3,736.2 million principal amount of senior notes due through 2069. The Kansas City Southern Railway Company (“KCSR”) had outstanding $2.7 million principal amount of senior notes due through 2045 (together, the “Senior Notes”). The senior notes for which KCS is the issuer are unconditionally guaranteed, jointly and severally, on an unsecured senior basis, by each of KCS’s current and future domestic consolidated subsidiaries that from time to time guarantees certain of KCS’s credit agreements, or any other debt of KCS, or any of KCS’s significant subsidiaries that is a guarantor (each, a “Guarantor Subsidiary,” and collectively, the “Guarantor Subsidiaries”). In addition, the senior notes for which KCSR is the issuer are unconditionally guaranteed, jointly and severally, on an unsecured senior basis, by KCS and each of its current and future domestic consolidated subsidiaries that from time to time guarantees KCSR’s credit agreement, or any other debt of KCSR or any of KCSR’s significant subsidiaries that is a Guarantor Subsidiary. The obligations of each Guarantor Subsidiary under its note guarantee are limited as necessary to prevent such note guarantee from constituting a fraudulent conveyance under applicable law. A guarantee of the Senior Notes by KCS or a Guarantor Subsidiary is subject to release in the following circumstances: (i) the sale, disposition, exchange or other transfer (including through merger, consolidation, amalgamation or otherwise) of the capital stock of the Guarantor Subsidiary made in a manner not in violation of the indenture; (ii) the designation of the subsidiary as an “Unrestricted Subsidiary” under the indenture; (iii) the legal defeasance or covenant defeasance of the Senior Notes in accordance with the terms of the indenture; or (iv) the Guarantor Subsidiary ceasing to be KCS’s subsidiary as a result of any foreclosure of any pledge or security interest securing KCS’s Revolving Credit Facility or other exercise of remedies in respect thereof.
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

Summarized Financial Information

Statements of Operations	KCS and Guarantor Subsidiaries
	Nine Months Ended	Twelve Months Ended
	September 30, 2021	December 31, 2020
Revenues	$1,145.0	$1,368.7
Operating expenses	1,472.4	846.9
Operating income (loss)	(327.4)	521.8
Income (loss) before income taxes	(444.0)	375.4
Net income (loss)	(335.6)	329.8

Balance Sheets	KCS and Guarantor Subsidiaries
	September 30, 2021	December 31, 2020
Assets:
Current assets	$402.2	$298.8
Property and equipment (including concession assets), net	4,863.9	4,751.3
Other non-current assets	153.9	110.8

Liabilities and equity:
Current liabilities	$1,068.5	$318.2
Non-current liabilities	4,773.3	4,841.2
Noncontrolling interest	327.6	326.4

Excluded from current assets in the table above are $189.1 million and $183.7 million of current intercompany receivables due to KCS and the Guarantor Subsidiaries from the Non-Guarantor Subsidiaries as of September 30, 2021 and December 31, 2020, respectively. Excluded from current liabilities in the table above are $248.1 million and $235.8 million of current intercompany payables due to the Non-Guarantor Subsidiaries from KCS and the Guarantor Subsidiaries as of September 30, 2021 and December 31, 2020, respectively.

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
During July 2021, KCSM Servicios, a wholly owned subsidiary of KCS, merged into KCSM as part of Mexico Outsourcing Reform, resulting in KCSM employees becoming employees of KCSM. Prior to the merger, KCSM Servicios provided employee services to KCSM. KCSM Servicios union employees were covered by one labor agreement, which was signed on April 16, 2012, between KCSM Servicios and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (“Mexican Railroad Union”). Upon the merger between KCSM Servicios and KCSM, these union employees continue to be covered under this existing labor agreement, which remains in effect during the period of the Concession for the purpose of regulating the relationship between the parties. Approximately 80% of KCSM employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other benefits are subject to negotiation every two years. The parties finalized negotiations over compensation terms and benefits that will apply until June 30, 2021, along with other terms, and will remain in effect until new terms have been negotiated.
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

Item 4.Controls and Procedures
(a) Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal quarter ended September 30, 2021, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at a reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.Legal Proceedings
For information related to the Company’s legal proceedings, see Note 11, Commitments and Contingencies, under Part I, Item 1 of this quarterly report on Form 10-Q.

Item 1A.Risk Factors
Except as set forth below, during the quarter ended September 30, 2021, there were no material changes to the Risk Factors disclosed in Item 1A - “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
The Merger is subject to various closing conditions, including regulatory and KCS stockholder and CP shareholder approvals, as well as other uncertainties, and there can be no assurances as to whether and when it may be completed.
Completion of the Merger is subject to the satisfaction or waiver of a number of customary conditions, and it is possible that such conditions may prevent, delay or otherwise materially adversely affect the completion of the Merger. These conditions include, among other things: (1) the adoption of the Merger Agreement by the Company’s stockholders; (2) approval of the issuance of CP common shares in the Merger by CP’s shareholders; (3) CP’s registration statement on Form F-4 having been declared effective by the Securities and Exchange Commission; (4) the absence of any injunction or similar order prohibiting the consummation of the Merger or the Voting Trust Transaction; (5) approval by the Comisión Federal de Competencia Económica (the Mexican Antitrust Commission) and the Instituto Federal de Telecomunicaciones (the Mexican Federal Telecommunications Institute) of the transactions contemplated by the Merger Agreement, (6) the CP common shares issuable in the Merger having been approved for listing on the New York Stock Exchange and the Toronto Stock Exchange; (7) accuracy of the other party’s representations and warranties, subject to certain materiality standards set forth in the Merger Agreement and (8) compliance by the other party in all material respects with such other party’s obligations under the Merger Agreement; and (9) with respect to CP, the absence of a Company Material Adverse Effect, and with respect to KCS, the absence of a Parent Material Effect (as such terms are defined in the Merger Agreement).
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
The Company can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, if all required consents and approvals are obtained and all closing conditions are satisfied (or waived, if applicable), the Company can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within either the Company’s or CP’s control, and neither company can predict when or if these conditions will be satisfied (or waived, if applicable). Any delay in completing the Merger could cause the Company not to realize some or all of the benefits that the Company expects to achieve if the Merger is successfully completed within the expected timeframe.
Failure to complete the Merger could negatively impact the Company’s stock price and future business and financial results.
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
•the Company may be required to pay CP a termination fee of $700.0 million or may be required to refund CP the reimbursement of the $700.0 million termination fee paid by KCS to CN if the Merger Agreement is terminated in certain circumstances, including because the Company’s board of directors has changed its recommendation in favor of the Merger, the Company has breached the Merger Agreement such that the closing conditions fail and CP terminates the Merger Agreement as a result, or the Company has terminated the Merger Agreement in order to enter into an agreement providing for a Company Superior Proposal (as defined in the Merger Agreement);
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
Upon completion of the Merger, each share of common stock, par value $0.01 per share, of KCS that is outstanding immediately prior to the Merger will be converted into the right to receive (1) 2.884 common shares of CP and (2) $90 in cash (together, the “Merger Consideration”), and each share of preferred stock, par value $25 per share, that is outstanding immediately prior to the Merger will be converted into the right to receive $37.50 in cash. Because the exchange ratio of 2.884 common shares of CP is fixed, the value of the share consideration will depend on the market price of common shares of CP at the time the Merger is completed. The market price of common shares of CP has fluctuated since the date of the announcement of the Merger and is expected to continue to fluctuate from the date of this Quarterly Report on Form 10-Q until the date the Merger is completed, which could occur a considerable amount of time after the date hereof. CP’s common share price changes may result from a variety of factors, including, among others, general market and economic conditions, changes in CP’s and the Company’s respective businesses, operations and prospects, risks inherent in their respective businesses, changes in market assessments of the likelihood that the Merger will be completed and/or the value that may be generated by the Merger and changes with respect to expectations regarding the timing of the Merger and regulatory considerations. Many of these factors are beyond the Company’s or CP’s control.
Lawsuits may be filed against the Company and/or CP challenging the transactions contemplated by the Merger Agreement. An adverse ruling in any such lawsuit may delay or prevent the Merger from being completed.
Lawsuits arising out of or relating to the Merger Agreement, CP’s registration statement on Form F-4 (which includes the prospectus of CP and the proxy statement of the Company) and/or the Merger may be filed in the future. One of the conditions to completion of the Merger is the absence of any injunction or similar order prohibiting the consummation of the Merger or the Voting Trust Transaction. Accordingly, if a plaintiff is successful in obtaining an injunction, then such order may prevent the Merger from being completed, or from being completed within the expected timeframe. There can be no assurances that complaints or demands will not be filed or made with respect to the Merger.
The shares of CP common stock to be received by the Company’s stockholders upon completion of the Merger will have different rights from shares of the Company’s common stock.
Upon completion of the Merger, the Company’s stockholders will no longer be stockholders of the Company but will instead become shareholders of CP. The rights of the Company’s stockholders as shareholders will then be governed by Canadian law and by the terms of the CP’s restated certificate and articles of incorporation and bylaws, which are in some respects materially different than the terms of the Company’s certificate of incorporation and bylaws, which currently govern the rights of the Company’s stockholders.
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
On July 9, 2021, President Biden issued an executive order promoting competition in the American economy. The executive order encourages the chair of the Surface Transportation Board to work with the other board members to consider commencing or continuing rulemaking to strengthen regulations pertaining to reciprocal switching agreements, or any other matter of competitive access, including bottleneck rates, interchange commitments or other matters, consistent with policies set forth by the executive order, and ensure that passenger rail service is not subject to unwarranted delays and interruptions in service, enforce new on-time performance requirements and further the work of the passenger rail working group. The Company is evaluating the impact of the executive order and any related regulations that may be adopted by the STB due to this executive order on the Company’s business and the consolidated financial statements.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.Defaults upon Senior Securities
None.

Item 4.Mine Safety Disclosures
Not applicable.

Item 5.Other Information
None.

Item 6.Exhibits

Exhibit No.	Exhibits

2.1+
Agreement and Plan of Merger, dated as of September 15, 2021, by and among Kansas City Southern, Canadian Pacific Railway Limited, Cygnus Merger Sub 1 Corporation and Cygnus Merger Sub 2 Corporation, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 15, 2021 (File No. 1-4717), is incorporated herein by reference as Exhibit 2.1.

10.1†
Form of Letter Agreement, dated September 15, 2021, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 15, 2021 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.1.

10.2*	Letter waiver, dated as of September 30, 2021, among the Company, the guarantors party thereto, the financial institutions party thereto and Bank of America, N.A., as administrative agent.

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

* Filed herewith.

** Furnished herewith.

† Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on October 19, 2021.

Kansas City Southern

/s/ MICHAEL W. UPCHURCH
Michael W. Upchurch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ SUZANNE M. GRAFTON
Suzanne M. Grafton
Vice President and Chief Accounting Officer
(Principal Accounting Officer)