Form 10-K
period 2021-12-31
KANSAS CITY SOUTHERN
filed 2022-02-01
CIK 54480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 1-4717
KANSAS CITY SOUTHERN
(Exact name of registrant as specified in its charter)

Delaware			87-3882391
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
427 West 12th Street
Kansas City	,	Missouri	64105
(Address of principal executive offices)			(Zip Code)

816.983.1303
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Preferred Stock, Par Value $25 Per Share, 4%, Noncumulative	*	*
Common Stock, $.01 Per Share Par Value	*	*
* See Explanatory Note
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
Large Accelerated Filer  ☒ Accelerated filer  ☐ Non-accelerated filer  ☐   Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
The aggregate market value of common stock held by non-affiliates of the registrant was $25.63 billion as of June 30, 2021. There were 100 shares of $.01 par common stock outstanding as of January 31, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note
On December 14, 2021, the New York Stock Exchange LLC (the “NYSE”) filed Form 25s with the Securities and Exchange Commission (the “SEC”) to delist the registrant’s common stock and preferred stock from the NYSE and to deregister the common stock and preferred stock under Section 12(b) of the Act. On December 27, 2021, the registrant filed with the SEC a Form 15 with respect to the common stock and preferred stock, requesting that the duty of the registrant to file reports under Section 13 of the Act with respect to such securities be terminated and the duty of the registrant to file reports under Section 15(d) of the Act with respect to such securities be suspended.

KANSAS CITY SOUTHERN
2021 FORM 10-K ANNUAL REPORT

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
Other subsidiaries and affiliates of KCS include the following:
•KCSM Servicios, S.A. de C.V. (“KCSM Servicios”), a wholly-owned and consolidated subsidiary that provided employee services to KCSM. In July 2021, KCSM Servicios was merged into KCSM;
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
•Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”), a twenty-five percent-owned unconsolidated affiliate that provides railroad services as well as ancillary services in the greater Mexico City area; and

•PTC-220, LLC (“PTC-220”), a thirteen percent-owned unconsolidated affiliate that holds the licenses to large blocks of radio spectrum and other assets for Positive Train Control (“PTC”). See Government Regulation section for further information regarding PTC.

MERGER AGREEMENT
On September 15, 2021, KCS entered into a merger agreement (the “Merger Agreement”) for Canadian Pacific Railway Limited, a Canadian corporation (“CP”) to acquire KCS in a stock and cash transaction valued at $300 per common share. In December 2021, CP’s stockholders voted to approve the issuance of the CP common shares to KCS stockholders in connection with the proposed merger and KCS’s stockholders voted to approve the merger between KCS and CP.
On December 14, 2021, CP acquired the outstanding common and preferred stock of KCS. Each share of common stock, par value $0.01 per share, of KCS that was outstanding immediately prior to the merger was converted into the right to receive (1) 2.884 common shares of CP and (2) $90 in cash (together, the “Merger Consideration”), and each share of preferred stock, par value $25 per share, that was outstanding immediately prior to the merger was converted into the right to receive $37.50 in cash. The Merger Consideration value received by KCS stockholders was $301.20 per KCS common share. KCS stockholders were expected to own approximately 28% of CP’s outstanding common shares at the date of acquisition.
The merger transaction was completed through a series of mergers as outlined in the Merger Agreement. These mergers ultimately resulted in KCS being merged with and into Cygnus Merger Sub 1 Corporation (“Surviving Merger Sub”), a wholly owned subsidiary of CP, with Surviving Merger Sub continuing as the surviving entity. Pursuant to the Merger Agreement, Surviving Merger Sub was renamed “Kansas City Southern” and as successor company of KCS, continued to own the assets of KCS. Immediately following the consummation of the mergers, CP caused the contribution, directly and indirectly, of all of the outstanding shares of capital stock of Surviving Merger Sub, as successor to KCS, to be deposited into an independent, irrevocable voting trust (the “Voting Trust”) under a voting trust agreement (the “Voting Trust Agreement”) approved by the U.S. Surface Transportation Board (“STB"), pending receipt of the final and non-appealable approval or exemption by the STB pursuant to 49 U.S.C. § 11323 et seq., of the transactions contemplated by the Merger Agreement (“STB Final Approval”). The Voting Trust prevents CP, or any affiliate of CP, from controlling or having the power to control KCS prior to STB Final Approval. Following receipt of STB Final Approval and approval from other applicable regulatory authorities, the Voting Trust will be terminated and CP will acquire control over KCS’s railroad operations. STB Final Approval is expected to be granted in the fourth quarter of 2022. The merger is further discussed within Item 7, Management’s Discussion and Analysis of Financial Information and Results of Operations — Merger Agreement.
MARKETS SERVED

2021 Revenues Business Mix
Chemical and petroleum. This commodity group includes products such as chemicals, plastics, petroleum, liquefied petroleum gas, and petroleum refined products, such as gasoline and diesel. KCS transports these products across its network and through interchanges with other rail carriers. Refined fuels and liquefied petroleum gas groups of commodities primarily supply Mexican demand. The chemical and plastic products are used in the automotive, housing and packaging industries as well as in general manufacturing. KCS hauls petroleum products across its network and as U.S. petroleum refineries have continued to increase their refining capacity, they have coordinated with KCS to develop additional long-term storage opportunities that complement a fluid freight railroad operation.

Intermodal
12%
Automotive
6%
Other
5%
Chemical &
Petroleum
29%
Energy
9%
Agriculture &
Minerals
19%
Industrial &
Consumer products
20%

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
Energy. The energy commodity group includes coal, frac sand, petroleum coke and crude oil. KCS hauls unit trains (trains transporting a single commodity from one source to one destination) of coal for electric generating plants in the central United States. The coal originates from the Powder River Basin in Wyoming and is interchanged to KCS at Kansas City, Missouri. Coal mined in the midwest United States is transported in non-unit trains to industrial consumers such as paper mills, steel mills, and cement companies. Frac sand originating primarily in Wisconsin, Illinois or Iowa is delivered to transloads located in northeast Texas, northern Louisiana and south Texas for distribution to gas and oil wells in the region. Frac sand business in Mexico is primarily for industrial purposes such as auto glass and bottle manufacturing. KCS’s shipments of frac sand to support the drilling industry have diminished over time as the use of in-basin frac sand has largely replaced frac sand originating in the upper Midwest. KCS transports petroleum coke from refineries in the United States to various industries in the U.S. and Mexico including export through the Pabtex terminal located in Port Arthur, TX. The majority of crude by rail business originates in Canada, with spot shipments coming from Texas, and is delivered to U.S. Gulf Coast refineries and tank farms in Texas, Louisiana, and Alabama.
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
GOVERNMENT REGULATION
The Company’s United States operations are subject to federal, state and local laws and regulations generally applicable to all businesses, subject to federal preemption under certain circumstances. Rail operations are also subject to the regulatory jurisdiction of the STB, the Federal Railroad Administration (“FRA”) and the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) of the U.S. Department of Transportation (“DOT”), the Occupational Safety and Health Administration (“OSHA”), as well as other federal and state regulatory agencies. The STB has jurisdiction over disputes and complaints involving certain rates and charges, routes and services, the sale or abandonment of rail lines, applications for line extensions and construction, and consolidation or merger with, or acquisition of control of, rail common carriers, including the

Company’s merger with CP. DOT and OSHA each has jurisdiction under several federal statutes over a number of safety and health aspects of rail operations, including the transportation of hazardous materials.
The Company operates PTC on all required sections of its U.S. rail network, locomotives, and wayside assets and is fully interoperable with the required Class I freight railroads and Amtrak. PTC is a technology designed to help prevent train-to-train collisions, overspeed derailments, incursions into rail work zones, and entry to main line track if a switch is misaligned at certain locations, including main line track where toxic inhalation hazard or poison inhalation hazard movements occur or where passenger operations occur. The implementation of PTC from 2008 through 2020 has increased operating costs and the number of Company employees, and required a significant investment in new safety technology. The Company will continue to leverage PTC technology and make investments in new safety technology to improve operations and safety of the rail network.
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
The Company is subject to competition from motor carriers, barge lines and other maritime shipping, which compete across certain routes in KCS’s operating areas. In the past, truck carriers have generally eroded the railroad industry’s share of total transportation revenues. Intermodal traffic and certain other traffic face highly price sensitive competition, particularly from motor carriers. However, moving freight by train instead of truck reduces greenhouse gas emissions by up to 75%. Rail carriers, including KCS, have placed an emphasis on improving fuel efficiency and competing in the intermodal marketplace to regain market share and provide end-to-end transportation of products.
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
The Company also uses information technology in various ways in its operations. The risks associated with this technology from cyber attacks has increased in recent years. The Company continues to monitor these threats and attempted cyber attacks, and has put in place multi-layered safeguards to protect the Company’s operations as well as its assets and digital information from cyber attacks.
To protect the confidentiality and sensitivity of both the AAR plans and the proprietary strategies the Company has developed to safeguard against criminal enterprises, terrorism, and other security and safety threats, the following paragraphs will provide only a general overview of some of these efforts.
The Company’s security activities range from constant due diligence to providing security awareness updates to KCS employees and including safety and security information on the Company’s internet website (which can be found under the “Corporate Responsibility” tab at www.kcsouthern.com) to its ongoing implementation of security plans for rail facilities in areas labeled by the DHS as High Threat Urban Areas (“HTUAs”). The Company’s other activities to bolster security against terrorism include, but are not limited to, the following:
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
COLLECTIVE BARGAINING
Approximately 72% of KCSR employees are covered by collective bargaining agreements. These agreements do not have expiration dates, but rather remain in place until modified by subsequent agreements. KCSR participates in industry-wide multi-employer bargaining as a member of the National Carriers’ Conference Committee (the “NCCC”), as well as local bargaining for agreements that are limited to KCSR's property. Multi-employer agreements are subject to a procedure that allows requests for changes to be served every five years. Long-term agreements were reached voluntarily or through the arbitration process during 2017 and 2018 covering all of the participating unions. The terms of these agreements will remain in effect until new agreements are reached in the current national bargaining round. In November 2019, KCSR and its unions commenced negotiations in connection with the 2020 bargaining round.
During July 2021, KCSM Servicios merged into KCSM in response to Mexico Outsourcing Reform (further discussed within Item 7, Management’s Discussion and Analysis of Financial Information and Results of Operations — Mexico Regulatory and Legal Updates), resulting in KCSM Servicios employees becoming employees of KCSM. KCSM Servicios union employees were covered by one labor agreement, which was signed on April 16, 2012, between KCSM Servicios and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (“Mexican Railroad Union”). Upon the merger between KCSM Servicios and KCSM, these union employees continue to be covered under this existing labor agreement, which remains in effect during the period of the Concession for the purpose of regulating the relationship between the parties. Approximately

77% of KCSM employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other benefits are subject to negotiation every two years. The parties finalized negotiations over compensation terms and benefits that applied until June 30, 2021, along with other terms, and remain in effect until new terms have been negotiated.
Union labor negotiations have not historically resulted in any strike, boycott or other disruption in the Company’s business operations.
INFORMATION ABOUT EXECUTIVE OFFICERS
All executive officers are elected annually and serve at the discretion of the Board of Directors. All of the executive officers have employment agreements with KCS and/or its subsidiaries.
Patrick J. Ottensmeyer — President and Chief Executive Officer— 64 — Served in this capacity since July 1, 2016. Mr. Ottensmeyer has been a director of KCS since July 1, 2016 and served as President of KCS since March 1, 2015. He served as Executive Vice President Sales and Marketing of KCS from October 16, 2008 through March 1, 2015. Mr. Ottensmeyer joined KCS in May 2006 as Executive Vice President and Chief Financial Officer.
Warren K. Erdman — Executive Vice President — Administration and Corporate Affairs — 63 — Served in this capacity since April 2010. Mr. Erdman served as Executive Vice President — Corporate Affairs from October 2007 until April 2010. He served as Senior Vice President — Corporate Affairs of KCS and KCSR from January 2006 to September 2007. Mr. Erdman served as Vice President — Corporate Affairs of KCS from April 15, 1997 to December 31, 2005 and as Vice President — Corporate Affairs of KCSR from May 1997 to December 31, 2005. Prior to joining KCS, Mr. Erdman served as Chief of Staff to United States Senator Kit Bond of Missouri from 1987 to 1997.
Jeffrey M. Songer — Executive Vice President — Strategic Merger Planning — 52 — Served in this capacity since April 16, 2021. Mr. Songer served as Executive Vice President and Chief Operating Officer of the Company from March 2016 to April 2021, Senior Vice President Engineering and Chief Transportation Officer of the Company from August 2014 to February 2016 and as Vice President and Chief Engineer for KCSR from June 2012 to July 2014. Prior to serving as KCSR’s Vice President and Chief Engineer, Mr. Songer served as Assistant Vice President — Engineering and Planning from March 2011 to June 2012, and as its General Director — Planning, Scheduling & Administration from January 2007 to March 2011.
John F. Orr - Executive Vice President — Operations — 58 — Served in this capacity since April 16, 2021. Mr. Orr began his railroading career in 1984 as a conductor with Canadian National in London, Ontario. Progressively taking on positions of increasing executive responsibilities across Canada and the United States, Mr. Orr ultimately completed his career at Canadian National as Senior Vice President and Chief Transportation Officer after 34 years of service. Since 2019, he has worked as a top-level operations executive in railroading and transportation ecosystems across Europe, Asia, and North America.
Michael W. Upchurch — Executive Vice President and Chief Financial Officer — 61 — Served in this capacity since October 16, 2008. Mr. Upchurch joined KCS in March 2008 as Senior Vice President Purchasing and Financial Management. Since 2019, Mr. Upchurch has also served as a board member for WillScot Mobile Mini. From 1990 through September 2006, Mr. Upchurch served in various senior financial leadership positions at Sprint Corporation, a telecommunications company, including Senior Vice President Financial Operations, Senior Vice President Finance Sprint Business Solutions and Senior Vice President Finance Long Distance Division.
Oscar Augusto Del Cueto Cuevas — President, General Manager and Executive Representative — KCSM — 55 — Served in this capacity since August 1, 2020. Mr. Del Cueto previously served as KCSM Servicios Vice President and General Director from November 2018 to July 2020 and as KCSM Servicios Vice President-Operations from January 2009 to October 2018. Mr. Del Cueto joined KCSM in 2006 and held various leadership positions prior to 2009. He has over 30 years of railway industry experience, working in institutional relations, communication, operations, planning and logistics.
Lora S. Cheatum — Senior Vice President — Human Resources — 65 — Served in this capacity since joining KCS in October 2014. Ms. Cheatum previously served as Senior Vice President Global Human Resources of Layne Christensen Company, a global water management, construction, and drilling company, from 2012 to October 2014. From 2010 to 2012, she served as Director — Field Operations at Fitness Together Holdings, Inc. Ms. Cheatum spent nine years with Kansas City Power & Light, from 2001 to 2010, where she was Vice President of Procurement and previously as Vice President Human Resources.

Michael J. Naatz — Executive Vice President and Chief Marketing Officer — 56 — Served in this capacity since October 1, 2018. Mr. Naatz served as Senior Vice President Operations Support and Chief Information Officer from August 2014 until September 2018 and as Senior Vice President and Chief Information Officer of the Company from May 2012 to July 2014. Prior to joining KCS, Mr. Naatz served as President of USF Holland, a YRC Worldwide, Inc. (“YRCW”) company, a leading provider of transportation and global logistics services, from 2011 to May 2012. From 2010 to 2011, Mr. Naatz served as President and Chief Customer Officer - Customer Care Division at YRCW. From 2008 to 2010, he served as Executive Vice President and Chief Information & Service Officer at YRCW. From 2005 to 2007, he served as President — Enterprise Services Division at YRCW. From 1994 to 2005, he held various leadership positions with USF Corporation.
Suzanne M. Grafton — Vice President and Chief Accounting Officer — 46 — Served in this capacity since July 24, 2017. Ms. Grafton served as Vice President of Audit and Enterprise Risk Management of the Company from April 2016 to July 2017 and as Vice President of Accounting from May 2014 to March 2016. From September 2006 to May 2014, Ms. Grafton served in various accounting leadership positions at KCS.
Adam J. Godderz — Senior Vice President — Chief Legal Officer and Corporate Secretary — 47 — Served in this capacity since February 1, 2020. Mr. Godderz served as General Counsel and Corporate Secretary from January 2019 to January 2020 and as Associate General Counsel and Corporate Secretary of the Company from June 2018 to December 2018. From November 2015 to May 2018, he served as Vice President of Labor Relations and Corporate Secretary. From January 2013 to November 2015, Mr. Godderz served as Associate General Counsel and Corporate Secretary.  From September 2007 to January 2013, Mr. Godderz served as Associate General Counsel at KCS.

DESCRIPTION OF HUMAN CAPITAL RESOURCES
As of December 31, 2021, the Company had approximately 7,082 employees, with 57% based in Mexico and 43% based in the U.S. In 2021, approximately 75% of KCS employees were represented by a collective bargaining agreement.

In managing the Company’s business, management focuses on a number of human capital measures and objectives rooted in the KCS Vision, Values and Culture (“KCS Culture”). The KCS Culture is critically important to KCS’s success and is a set of guidelines, beliefs and behaviors that help define KCS and create a foundation for growth and success. The KCS Culture helps guide how employees make decisions, treat each other and serve customers. All employees are responsible for upholding the KCS Culture and conformance with the KCS Culture statement is 25% of the annual performance appraisal process for all management employees. Management uses performance evaluations as a tool to help strengthen relationships with employees and KCS’s Culture.
•Employee Health & Safety - KCS is committed to operating in a safe, secure and responsible manner for the benefit of its employees, customers and the communities KCS serves in the U.S. and Mexico. See below for further discussion of employee health and safety as well as noted in the Company’s sustainability report at https://www.kcsouthern.com/pdf/community/2020_KCS_Sustainability_Report.pdf (the sustainability report is not incorporated into this Form 10-K).
•Compensation and Benefits - KCS strives to offer competitive compensation, benefits and services that meet the needs of its employees, including short and long-term incentive packages, a defined contribution plan, healthcare benefits, and wellness and employee assistance programs. Management monitors market compensation and benefits to be able to attract, retain, and promote employees and reduce turnover and its associated costs. In addition, KCS’s short and long-term incentive programs are aligned with the Company’s vision and key business objectives and are intended to motivate strong performance. KCS engages a nationally recognized outside consulting firm to objectively evaluate its compensation and benefits and benchmark them against industry peers and other similarly situated organizations.
For the year ended December 31, 2021, compensation and benefits expense totaled $522.0 million. See Item 7. Management’s Discussion and Analysis of Financial Condition and results of Operations for further discussion of compensation and benefits expense.

Employee Health and Safety Overview
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
KCS uses advanced technologies to help employees enhance operational safety including the use of technology to monitor, in real time the track, bridges and tunnels that KCS uses in its operations. The Company has invested $271.7 million in PTC since 2008, which aims to prevent train-to-train collisions, derailments caused by excessive train speed, train movements through misaligned track switch and unauthorized train entry into work zones.
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
The Company may face risks related to public health threats or outbreaks of communicable diseases. A widespread healthcare crisis, such as an outbreak of a communicable disease, could adversely affect the global economy and the Company’s and its business partners’ ability to conduct business in the U.S. and Mexico for an indefinite period of time. The novel coronavirus and its variants (“COVID-19”) have and continue to spread to multiple global regions, including the U.S. and Mexico where the Company operates, and has and continues to negatively impact the global economy and disrupt financial markets and international trade. These impacts have resulted in increased unemployment levels and significantly negatively impacted global supply chains, the rail transportation industry, and the Company’s business. In both the U.S. and Mexico, local, state, and federal governments have implemented various measures in an effort to halt the further spread of COVID-19, including, but not limited to, voluntary and mandatory quarantines, stay-at-home orders, travel restrictions, border closings, limitations on gatherings of people, and extended closures of nonessential businesses.
Throughout the COVID-19 pandemic, the Company has taken numerous measures to overcome adverse operational and financial impacts to the Company. Such measures include, but are not limited to, implementing a variety of health and safety measures (e.g. separating dispatching and crew operations and providing enhanced cleaning and hygiene protocols), and permitting remote work for employees where possible. Although the Company has been able to continue with its business activities, the COVID-19 pandemic could continue to materially impact revenues and profit. In addition, the Company believes COVID-19 could continue to:
•impact customer demand for the Company’s transportation services;
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
KCS relies on information technology in all aspects of its business, including operating PTC, dispatching trains, and the revenue waybill system. A significant disruption or failure of its IT systems, including its computer hardware, software, communications equipment, wayside equipment or locomotive onboard equipment could result in service interruptions, safety failures, security failures, regulatory compliance failures or other operational difficulties. Moreover, if KCS is not able to acquire new technology or to develop or implement new technology, KCS may suffer a competitive disadvantage, which could have a material adverse effect on KCS’s consolidated financial statements.
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
Although KCS has a comprehensive cyber security program designed to protect and preserve the integrity of its information technology systems, KCS has experienced and expects to continue to experience cyber attacks of its IT systems or networks. However, none of these cyber attacks to date has had a material impact on KCS’s operations or financial condition. While KCS devotes significant resources to network security, data encryption and other security measures to protect its systems and data, including its own proprietary information and the confidential and personally identifiable information of its customers, employees, and business partners, these measures cannot provide absolute security. The costs to eliminate or alleviate network security problems, bugs, viruses, ransomware, worms, malicious software programs and security vulnerabilities could be significant, and KCS’s efforts to address these problems may not be successful, resulting potentially in the theft, loss, destruction or corruption of information that KCS stores electronically, as well as unexpected interruptions, delays or cessation of service, any of which could cause harm to KCS’s business operations. Moreover, if a computer security breach or cyber attack affects KCS’s systems or results in the unauthorized release of proprietary or personally identifiable information, the Company’s reputation could be materially damaged, customer confidence could be diminished, and KCS’s operations could be impaired.
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

KCS’s operations may be materially adversely affected by changes in the economic conditions of the industries and geographic areas that produce and consume the freight that KCS transports. The relative strength or weakness of the United States and Mexican economies affects the businesses served by KCS. Prolonged negative changes in domestic and global economic conditions, such as those caused by increasing inflation impacts, may affect KCS, as well as the producers and consumers of the commodities that KCS transports and may have a material adverse effect on KCS’s consolidated financial statements.
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
The Company is a party to collective bargaining agreements with various labor unions in the United States and Mexico. As of December 31, 2021, approximately 72% and 77% of KCSR and KCSM employees, respectively, were covered by labor contracts subject to collective bargaining. The Company may be subject to, among other things, strikes, work stoppages or work slowdowns as a result of disputes under these collective bargaining agreements and labor contracts or KCS’s potential inability to negotiate acceptable contracts with these unions. In the United States, because such agreements are generally negotiated on an industry-wide basis, determination of the terms and conditions of labor agreements have been and could continue to be beyond KCS’s control. KCS is, therefore, subject to terms and conditions in industry-wide labor agreements that could have a material adverse effect on its consolidated financial statements. In the United States and Mexico, KCS is seeking to modernize its collective bargaining agreements and benefit from technological advancements in the industry. If the unionized workers in the United States or Mexico were to engage in a strike, work stoppage or other slowdown; if other employees were to become unionized or if KCS and its unions were unable to agree on the terms and conditions in future labor agreements, KCS could experience a significant disruption of its operations and higher ongoing labor costs. Although the U.S. Railway Labor Act imposes restrictions on the right of United States railway workers to strike, there is no law in Mexico imposing similar restrictions on the right of railway workers in that country to strike. Additionally, labor law reform adopted by Mexico introduces uncertainty into the existing union structure in Mexico, which may affect the risk of disruption in KCSM’s operations.
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
New economic regulation in the U.S. or Mexico in current or future proceedings could change the regulatory framework within which the Company operates which could materially change the Company's business and have a material adverse effect on the Company's consolidated financial statements. For example, in Mexico, the Company implemented changes to several processes and systems to ensure compliance with new regulations and enforcement of existing regulations during 2021, including labor reform, the hydrocarbons law, inspections related to imports and terminals, value-added tax law changes, and new bill of lading requirements. Ensuring compliance with these requirements resulted in increased operating expense and reduced revenue. See Mexico Regulatory and Legal Updates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

Risks Related to the Company’s Merger with CP

During the pendency of the Voting Trust, KCS is subject to business uncertainties and contractual restrictions that could materially adversely affect KCS’s operating results, financial position and/or cash flows or result in a loss of employees, suppliers, vendors or customers.

The Merger Agreement generally requires KCS to use commercially reasonable efforts to conduct its business in all material respects in the ordinary course prior to the date CP is permitted to assume control over KCS’s railroad operations following receipt of STB Final Approval and exit from the Voting Trust. In addition, the Merger Agreement includes a variety of specified restrictions on the conduct of KCS’s business during the pendency of the Voting Trust. These contractual restrictions in the Merger Agreement may delay or prevent KCS from making certain changes, or limit its ability to make certain changes during such period, even if KCS’s management believes that making certain changes may be advisable. The pendency of the Voting Trust may also divert management’s attention and KCS’s resources from ongoing business operations.

KCS’s employees, suppliers, vendors or customers may experience uncertainties about the effects of the transaction. It is possible that some employees, suppliers, vendors, or customers and other parties with whom KCS has a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with KCS as a result of the proposed acquisition. Similarly, current and prospective employees may experience uncertainty about their future roles with KCS following completion of the transaction, which may materially and adversely affect KCS’s ability to attract and retain key employees. If any of these effects were to occur, it could materially and adversely impact KCS’s operating results, financial position, and cash flows.

The Company can provide no assurance of the timing of STB Final Approval or whether STB Final Approval will be obtained at all. Any delay in obtaining, or the failure to obtain, STB Final Approval could divert management’s attention and KCS’s resources from ongoing business operations and materially and adversely impact KCS’s operating results, financial position, and cash flows.

KCS may have difficulty attracting, motivating and retaining executives and other key employees in light of the combination of CP and KCS.
Uncertainty about the effect of the transaction on KCS and CP employees may have an adverse effect on KCS and consequently the combined company. This uncertainty may impair KCS’s ability to attract, retain and motivate key personnel. Employee retention may be particularly challenging during the pendency of the Voting Trust, as employees of KCS may experience uncertainty about their future roles in the combined company. No assurance can be given that the combined company will be able to attract or retain key employees to the same extent that KCS has been able to attract or retain employees in the past.

Significant demands will be placed on KCS as a result of the combination of the two companies.
As a result of the combination of KCS and CP following receipt of STB Final Approval, significant demands will be placed on the managerial, operational and financial personnel and systems of KCS. KCS cannot provide assurance that its systems, procedures and controls will be adequate to support the expansion of operations following and resulting from the combination of the two companies. The future operating results of the combined company will be affected by the ability of its officers and key employees to manage changing business conditions and to implement and expand the Company’s operational and financial controls and reporting systems in response to the transaction.

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
The Mexican government has exercised, and continues to exercise, significant influence over the Mexican economy. Accordingly, Mexican governmental actions concerning the economy and state-owned enterprises could have a significant impact on Mexican private sector entities in general and on KCSM’s operations in particular. For example, KCSM operations could be impacted with the introduction of new legislation or policies to regulate the railway industry, the energy market, or labor and tax conditions. KCS cannot predict the impact that the political landscape, including multiparty rule, social unrest and civil disobedience, will have on the Mexican economy or KCSM’s operations. For example, from time to time, social unrest in Mexico has resulted in service interruptions on KCSM’s right of ways due to blockages from teachers’ protests. KCS’s consolidated financial statements and prospects may be adversely affected by currency fluctuations, inflation, interest rates, regulation, taxation and other political, social and economic developments in or affecting Mexico. For example, the Company has several tax contingencies including, multiple tax periods subject to current examination, audit assessments for the KCSM 2009 and 2010 Mexico tax returns, and a receivable for refundable VAT. Tax contingencies are further discussed with Item 8, Financial Statements and Supplemental Data.
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
Port
Gulf of Mexico
Lake Erie
NE
IA
IL
IN
OH
PA
MD
CO
KS
MO
KY
WV
VA
NC
TN
OK
AR
SC
MS
AL
GA
TX
LA
FL
Coah.
N.L.
Tamps.
Zac.
S.L.P.
Ags.
Gto.
Qro.
Hidalgo
Jal.
Mich.
Méx.
D.F.
Tlax.
Mor.
Pue.
Ver.
Gro.
Oax.
Chis.
Tab.
Camp.
Yuc.
Q. Roo.
Chicago
Omaha
Council Bluffs
Lincoln
Atchison
Topeka
Kansas City
Marshall
Clark
Mexico
Louisiana
Roodhouse
Jacksonville
Springfield
East St. Louis
Amsterdam
Pittsburg
Joplin
Neosho
Sallisaw
Fort Smith
Spiro
Heavener
Waldron
De Queen
Nashville
Hope
Ashdown
Texarkana
Sulphur Springs
Hughes Springs
Springhill
Jefferson
Minden
Sibley
Gibsland
Monroe
Redwood
Jackson
Vicksburg
Sebastopol
Metro
Alliance
Wylie
Dallas
Shreveport
Bayou Pierre
Joyce
Winnfield
Kraft
Natchitoches
Alexandria
DeRidder
Port Hudson
Brooklawn
Baton Rouge
Geismar
New Orleans
Beaumont
DeQuincy
West Lake
West Lake Charles
Rosenberg
Kendleton
Houston
Nederland
Port Arthur
Galveston
Victoria
Robstown
Corpus Christi
Corinth
Counce
Iuka
New Albany
Tupelo
Aberdeen
Artesia
Columbus
Brookwood
Birmingham
Tuscaloosa
Louisville
Meridian
Newton
Bay Springs
Hattiesburg
Waynesboro
Palmer
Mobile
Delisle
Gulfport
Laredo
Nuevo Laredo
Sanchez
Hebbronville
Salinas Victoria
Brownsville
Reynosa
Matamoros
Monterrey
Saltillo
Ramos Arizpe
Pedro C. Morales
Vanegas
Laguna Seca
Altamira
Tampico
San Luis Potosi
Ciudad Valles
Chicalote
Aguascalientes
Arellano
Escobedo
Silao
Guadalajara
Irapuato
Celaya
Queretaro
Viborillas
Ahorcado
Mariscala
Acambaro
Morelia
Ajuno
Uruapan
Lazaro Cardenas
Toluca
Lecheria
Mexico City
Puebla
Oriental
Xalapa
Santa Fe
Veracruz

Equipment Configuration
As of December 31, 2021 and 2020, KCS owned and leased the following units of equipment:

	2021				2020
	Owned	Leased	Total	Avg Age (in Years)	Owned	Leased	Total	Avg Age (in Years)
Freight Cars:
Box cars	2,072	691	2,763	27.3	2,093	712	2,805	26.5
Hoppers (covered and open top)	4,809	1,164	5,973	15.9	4,883	865	5,748	16.0
Gondolas	2,418	1,180	3,598	24.9	2,423	1,180	3,603	23.8
Automotive	3,304	323	3,627	8.2	3,310	356	3,666	7.2
Flat cars (intermodal and other)	793	53	846	27.5	818	54	872	26.8
Tank cars	—	332	332	27.1	—	416	416	28.2
Total	13,396	3,743	17,139	18.8	13,527	3,583	17,110	18.2

Locomotives:
Freight	815	—	815	17.9	759	—	759	16.5
Switching	192	—	192	46.7	198	—	198	46.9
Total	1,007	—	1,007	23.4	957	—	957	22.9
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
Capital Expenditures
The Company’s cash capital expenditures for the two years ended December 31, 2021 and 2020, are included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Expenditures. See also Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Capitalization, Depreciation and Amortization of Property and Equipment (including Concession Assets) regarding the Company’s policies and guidelines related to capital expenditures.

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

Part II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
At December 31, 2021, all of the outstanding shares of the Company’s common stock are held in the Voting Trust. Prior to the closing of the acquisition, the Company’s common stock was traded on the New York Stock Exchange under the ticker symbol “KSU”. The merger is further discussed within Item 7, Management’s Discussion and Analysis of Financial Information and Results of Operations — Merger Agreement.

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of Kansas City Southern’s results of operations, certain changes in its financial position, liquidity, capital structure and business developments for the years ended December 31, 2021 and 2020. This discussion should be read in conjunction with the included consolidated financial statements, the related notes, and other information included in this report.
CAUTIONARY INFORMATION
The discussions set forth in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, executive presentations, in the annual report to stockholder and in other filings with the Securities and Exchange Commission. Readers can usually identify these forward-looking statements by the use of such verbs as “may,” “will,” “should,” “likely,” “plans,” “projects,” “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. These statements involve a number of risks and uncertainties. Actual results could materially differ from those anticipated by such forward-looking statements. Such differences could be caused by a number of factors or combination of factors including, but not limited to, the factors identified below and those discussed under Item 1A, Risk Factors, of this Form 10-K. Readers are strongly encouraged to consider these factors and the following factors when evaluating any forward-looking statements concerning the Company:
•public health threats or outbreaks of communicable diseases;
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
•business uncertainties and contractual restrictions that could arise during the pendency of the Voting Trust
•difficulty attracting, motivating, and retaining executives and other key employees due to uncertainty of the merger transaction;
•significant demands placed on KCS as a result of the merger of the two companies;
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
•KCSM Servicios, S.A. de C.V. (“KCSM Servicios”), a wholly-owned subsidiary that was merged with KCSM in July 2021;

•Meridian Speedway, LLC (“MSLLC”), a seventy percent-owned consolidated affiliate;
•Panama Canal Railway Company (“PCRC”), a fifty percent-owned unconsolidated affiliate;
•TFCM, S. de R.L. de C.V. (“TCM”), a forty-five percent-owned unconsolidated affiliate;
•Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”), a twenty-five percent-owned unconsolidated affiliate; and
•PTC-220, LLC (“PTC-220”), a thirteen percent-owned unconsolidated affiliate.
EXECUTIVE SUMMARY
Merger Agreement
On March 21, 2021, KCS entered into a merger agreement with Canadian Pacific Railway Limited (“CP”), a Canadian corporation, under which CP agreed to acquire KCS in a stock and cash transaction valued at $275 per common share. On May 6, 2021, the U. S. Surface Transportation Board (“STB”) unanimously approved the use of a voting trust for CP’s proposed merger with KCS. The voting trust permits KCS to maintain its independence and protect its financial health during the STB’s review of the ultimate merger as well as enable KCS stockholders to receive the value of their shares, even if the STB ultimately rejected the merger.
On April 20, 2021, KCS received an unsolicited merger proposal valued at $325 per common share from Canadian National Railway Company (“CN”), a Canadian corporation, which, after negotiation with and a revised proposal from CN, was determined on May 13, 2021 by the Company’s board of directors to be a superior proposal as defined by the CP merger agreement. On May 21, 2021, KCS terminated the CP merger agreement and paid CP a merger termination fee of $700.0 million, which was recognized in merger costs, net within the consolidated statements of income.
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
On August 31, 2021, the STB unanimously rejected the use of a voting trust in the proposed merger between CN and KCS. Shortly thereafter, CP reaffirmed its August 10th proposal to acquire KCS for a then estimated value of $300 per common share, which, after negotiation with CP, the Company’s board of directors determined to be a superior proposal as defined by the CN merger agreement. On September 15, 2021, KCS terminated the CN merger agreement and paid CN $1,400.0 million, which included (1) a $700.0 million merger termination fee recognized in merger costs, net within the consolidated statements of income and (2) reimbursement of the CN payment for the CP termination fee of $700.0 million recognized as a reduction to accounts payable and accrued liabilities within the consolidated balance sheet.
On September 15, 2021, KCS and CP entered into a merger agreement (the “Merger Agreement”) and CP paid KCS $1,400.0 million, which included (1) $700.0 million for reimbursement of the CP termination fee recognized as a reduction of merger costs and (2) $700.0 million for reimbursement of the termination fee paid to CN. KCS was obligated to repay the $700.0 million CN termination fee to CP under certain circumstances, including but not limited to, if KCS were to terminate the Merger Agreement to accept a superior proposal as defined by the Merger Agreement. As a result, the $700.0 million reimbursement from CP was recognized in accounts payable and accrued liabilities within the consolidated balance sheet. In addition, KCS was required to pay CP a termination fee of $700.0 million to terminate the Merger Agreement.
On September 30, 2021, in response to the revised merger notice filed by CP in connection with the Merger Agreement, the STB reconfirmed its prior decision approving the use of the voting trust in the Merger Agreement.
On December 8, 2021, CP’s stockholders voted to approve the issuance of the CP common shares to KCS stockholders in connection with the proposed Merger Agreement. On December 10, 2021, KCS’s stockholders voted to approve the merger between KCS and CP. As a result, KCS had no further obligations to repay the $700.0 million CN termination fee to CP and eliminated the termination fee liability and recognized the termination fee reimbursement into income, reducing merger costs by $700.0 million. For the year ended December 31, 2021, KCS incurred $1,400.0 million of merger termination fees, completely offset by the recovery of $1,400.0 million of merger termination fees recognized in merger costs, net within the consolidated statements of income.
On December 14, 2021, CP acquired the outstanding common and preferred stock of KCS. Each share of common stock, par value $0.01 per share, of KCS that was outstanding immediately prior to the merger was converted into the right to receive (1) 2.884 common shares of CP and (2) $90 in cash (together, the “Merger Consideration”), and each share of preferred stock, par value $25 per share, that was outstanding immediately prior to the merger was converted into the right to receive $37.50 in cash. The Merger Consideration value received by KCS stockholders was $301.20 per KCS common share. KCS stockholders were expected to own approximately 28% of CP’s outstanding common shares at the date of the acquisition.
The merger transaction was completed through a series of mergers as outlined in the Merger Agreement. These mergers ultimately resulted in KCS being merged with and into Cygnus Merger Sub 1 Corporation (“Surviving Merger Sub”), a wholly owned subsidiary of CP, with Surviving Merger Sub continuing as the surviving entity. Pursuant to the Merger Agreement, Surviving Merger Sub was renamed “Kansas City Southern” and as successor company of KCS, continued to own the assets of KCS. Immediately following the consummation of the mergers, CP caused the contribution, directly and indirectly, of all of the outstanding shares of capital stock of Surviving Merger Sub, as successor to KCS, to be deposited into an independent, irrevocable voting trust (the “Voting Trust”) under a voting trust agreement (the “Voting Trust Agreement”) approved by the STB, pending receipt of the final and non-appealable approval or exemption by the STB pursuant to 49 U.S.C. § 11323 et seq., of the transactions contemplated by the Merger Agreement (“STB Final Approval”). The Voting Trust prevents CP, or any affiliate of CP, from controlling or having the power to control KCS prior to STB Final Approval. Following receipt of STB Final Approval and approval from other applicable regulatory authorities, the Voting Trust will be terminated and CP will acquire control over KCS’s railroad operations. STB Final Approval is expected to be granted in the fourth quarter of 2022, subject to the regulatory review process.
On December 14, 2021, the merger of KCS and Surviving Merger Sub was accounted for as a recapitalization of KCS’s equity. Upon STB Final Approval, the transaction will be accounted for as a business combination using the acquisition method of accounting. See more details regarding the recapitalization in Item 8, Financial Statements and Supplementary Data — Note 14, Stockholder(s)’ Equity.
For the year ended December 31, 2021, KCS reported $264.0 million of merger-related costs. These merger costs primarily related to bankers’ fees, compensation and benefits costs, and legal fees and were recognized in merger costs, net within the consolidated statements of income.
On September 30, 2021, KCS entered into a letter waiver with lenders to the KCS revolving credit facility to waive the events of default that would occur under the KCS revolving credit facility as a result of the change of control that would arise upon consummation of the voting trust transaction and as a result of CP obtaining control of KCS following final approval of the transaction by the STB. The foregoing description of the letter waiver is qualified in its entirety by the full text of the letter waiver, incorporated by reference as Exhibit 10.13.1. See more details regarding the Company’s debt in Item 8, Financial Statements and Supplementary Data — Note 12, Long-Term Debt.
On December 14, 2021, in connection with the closing of the merger transaction, the Company, Surviving Merger Sub and U.S. Bank National Association, as trustee, entered into supplemental indentures (the “Supplemental Indentures”) to (i) the Indenture, dated as of April 29, 2019, (ii) the Indenture, dated as of October 29, 2013, (iii) the Indenture, dated as of July 27, 2015 and (iv) the Indenture, dated as of December 9, 2015 (each, as amended, supplemented or modified from time to time, an “Indenture”), in each case pursuant to which the Surviving Merger Sub assumed the Company’s rights and obligations under each Indenture and the debt securities outstanding thereunder. In addition, the Company, Surviving Merger Sub and Bank of America, N.A., as administrative agent (the “Agent”), entered into an assumption agreement and joinder (the “Assumption Agreement”) pursuant to which the Surviving Merger Sub assumed the Company’s rights and obligations under that certain Credit Agreement, dated as of March 8, 2019, among the Company, the Agent and the other parties from time to time party thereto (as amended, supplemented or modified from time to time). The foregoing descriptions of the Supplemental Indentures and Assumption Agreement are not complete and are qualified in their entirety by reference to such Supplemental Indentures or Assumption Agreement, as applicable, copies of which are incorporated by reference as Exhibits 4.2.2, 4.4.3, 4.5.4, 4.6.15, and 10.13.2.
COVID-19
As a provider of critical infrastructure, KCS has an obligation to keep employees working and freight moving. Throughout the COVID-19 pandemic, KCS has remained focused on protecting the health and well-being of its employees and the communities in which it operates while assuring the continuity of its business operations. In 2020 and 2021, the Company has taken numerous measures to overcome adverse operational and financial impacts to the Company related to the COVID-19 pandemic including, but not limited to, implementing a variety of health and safety measures (e.g. separating dispatching and crew operations and providing enhanced cleaning and hygiene protocols), restricting administrative employee business travel and permitting remote work for employees where possible. In 2021, the Company strongly encouraged employees to get vaccinated and offered incentives to do so.
COVID-19 costs increased total expense for the year ended December 31, 2021 by approximately $8.0 million, primarily due to expenses related to cleaning and decontamination of locomotives and other workspaces and the costs of protective gear for KCS employees and wages paid to employees who were symptomatic or in quarantine. COVID-19 costs for the year ended December 31, 2020 were approximately $10.0 million. The $2.0 million decrease in costs for the year ended December 31, 2021, as compared to the same period in 2020, was due to lower wages paid to certain employees who were allowed to stay home pursuant to a Mexican presidential decree.
KCS believes it has a strong liquidity position to continue business operations and service its debt obligations. As disclosed in the Liquidity and Capital Resources section, the Company has total available liquidity of $939.3 million as of December 31, 2021, consisting of cash on hand and a revolving credit facility. KCS continues to monitor the on-going impacts of the COVID-19 pandemic on its liquidity and capital resources.
2021 Financial Overview
Revenues increased 12% for the year ended December 31, 2021, as compared to 2020, due to a 7% increase in revenue per carload/unit and a 5% increase in carload/unit volumes. Revenue per carload/unit increased due to higher fuel surcharge, positive pricing impacts, mix, and the strengthening of the Mexican peso against the U.S. dollar. Carload/unit volumes increased due to strength in utility coal shipments, recovery from COVID-19 impacts in 2020 on the industrial and consumer and intermodal business units, increased grain shipments, and strength in refined fuel product shipments into Mexico during the first half of the year, partially offset by refined fuel terminal shutdowns and import inspections delays as a result of increased Mexico regulation.
Operating expenses increased 27% for the year ended December 31, 2021, as compared to 2020, primarily due to merger costs, higher diesel fuel price and consumption, and the strengthening of the Mexican peso against the U.S. dollar. Operating expenses as a percentage of revenues (“operating ratio”) increased to 70.0% in 2021 from 61.9% in 2020.

RESULTS OF OPERATIONS
Year Ended December 31, 2021, compared with the Year Ended December 31, 2020
The following summarizes KCS’s consolidated income statement components (in millions):

	2021	2020	Change
Revenues	$2,947.3	$2,632.6	$314.7
Operating expenses	2,063.5	1,629.6	433.9
Operating income	883.8	1,003.0	(119.2)
Equity in net earnings (losses) of affiliates	16.7	(1.4)	18.1
Interest expense	(156.0)	(150.9)	(5.1)
Foreign exchange loss	(9.0)	(29.6)	20.6
Other income, net	2.6	2.1	0.5
Income before income taxes	738.1	823.2	(85.1)
Income tax expense	211.1	204.1	7.0
Net income	527.0	619.1	(92.1)
Less: Net income attributable to noncontrolling interest	1.8	2.1	(0.3)
Net income attributable to Kansas City Southern and subsidiaries	$525.2	$617.0	$(91.8)

Operating Metrics
The Company has established the following key metrics and goals to measure precision scheduled railroading (“PSR”) progress and performance:

	Years ended		Improvement/ (Deterioration)
	December 31,
	2021	2020
Gross velocity (mph) (i)	14.0	15.1	(7)%
Terminal dwell (hours) (ii)	23.5	22.1	(6)%
Train length (feet) (iii)	6,635	6,671	(1)%
Fuel efficiency (gallons per 1,000 GTM's) (iv)	1.23	1.24	1%

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
The decline in velocity and increase in dwell for the year ended December 30, 2021, compared to 2020, were primarily due to lingering network congestion during the first half of 2021.

Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
Chemical and petroleum	$851.8	$763.8	12%	371.5	356.7	4%	$2,293	$2,141	7%
Industrial and consumer products	589.6	537.7	10%	304.3	300.5	1%	1,938	1,789	8%
Agriculture and minerals	571.7	505.4	13%	269.9	251.0	8%	2,118	2,014	5%
Energy	254.8	195.0	31%	263.1	210.0	25%	968	929	4%
Intermodal	346.3	319.1	9%	952.8	924.5	3%	363	345	5%
Automotive	183.2	172.7	6%	104.6	110.7	(6%)	1,751	1,560	12%
Carload revenues, carloads and units	2,797.4	2,493.7	12%	2,266.2	2,153.4	5%	$1,234	$1,158	7%
Other revenue	149.9	138.9	8%
Total revenues (i)	$2,947.3	$2,632.6	12%

(i) Included in revenues:
Fuel surcharge	$274.5	$208.7
Revenues include revenue for transportation services and fuel surcharges. For the year ended December 31, 2021, revenues increased 12% due to an increase in revenue per carload/unit of 7% and an increase in carloads/unit volumes of 5%, respectively, compared to 2020.
For the year ended December 31, 2021, revenue per carload/unit increased by 7%, compared to the prior year, due to higher fuel surcharge, positive pricing, mix, and the strengthening of the Mexican peso against the U.S. dollar. The average exchange rate of Mexican pesos per U.S. dollar was Ps.20.3 for 2021, compared to Ps.21.5 for 2020, which resulted in an increase to revenues of approximately $26.0 million.
Carload/unit volumes increased due to strength in utility coal shipments, recovery from COVID-19 impacts on the industrial and consumer and intermodal business units, increased grain shipments, and strength in refined fuel product shipments into Mexico during the first half of the year, partially offset by refined fuel terminal shutdowns and import inspections delays as a result of increased Mexico regulation.
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
Fuel surcharge revenue increased $65.8 million for the year ended December 31, 2021, compared to the prior year, primarily due to higher fuel prices and volumes.

The following discussion provides an analysis of revenues by commodity group:

Revenues by commodity group for 2021
Chemical and petroleum. Revenues increased $88.0 million for the year ended December 31, 2021, compared to 2020, due to a 7% increase in revenue per carload/unit and a 4% increase in carload/unit volumes. Revenue per carload/unit increased due to mix, higher fuel surcharge, positive pricing impacts, and the strengthening of the Mexican peso against the U.S. dollar, partially offset by shorter average length of haul. Volumes increased due to refined fuel product shipments into Mexico during the first half of the year, partially offset by refined fuel terminal shutdowns and import inspections delays as a result of increased Mexico regulation.

Industrial and consumer products. Revenues increased $51.9 million for the year ended December 31, 2021, compared to 2020, due to an 8% increase in revenue per carload/unit and 1% increase in carload/unit volumes. Revenue per carload/unit increased due to mix, higher fuel surcharge, positive pricing impacts, and the strengthening of the Mexican peso against the U.S. dollar, partially offset by shorter average length of haul. Volumes increased primarily due to recovery from COVID-19 impacts in 2020, increased demand for metals and scrap, and new steel plants opening on the KCSM network.

Revenues by commodity group for 2021
Agriculture and minerals. Revenues increased $66.3 million for the year ended December 31, 2021, compared to 2020, due to an 8% increase in carload/unit volumes and a 5% increase in revenue per carload/unit. Volumes increased due to grain shipments on improved cycle times. Revenue per carload/unit increased due to higher fuel surcharge, positive pricing impacts, and the strengthening of the Mexican peso against the U.S. dollar, partially offset by mix and shorter average length of haul.

Energy. Revenues increased $59.8 million for the year ended December 31, 2021, compared to 2020, due to a 25% increase in carload/unit volumes and a 4% increase in revenue per carload/unit. Volumes increased in utility coal as a result of higher natural gas prices, plant outages in prior year, and rebuilding of stockpiles. Volumes also increased in crude oil due to new business and recovery of economic conditions. Revenue per carload/unit increased due to higher fuel surcharge, longer average length of haul, positive pricing impacts, and the strengthening of the Mexican peso against the U.S. dollar, partially offset by mix.

Crude Oil
17%
Frac Sand
6%
Coal &
Petroleum
Coke
19%
Utility
Coal
58%

Intermodal. Revenues increased $27.2 million for the year ended December 31, 2021, compared to 2020, due to a 5% increase in revenue per carload/unit and a 3% increase in carload/unit volumes. Revenue per carload/unit increased compared to     the same period in 2020, due to higher fuel surcharge, positive pricing impacts, and the strengthening of the Mexican peso against the U.S. dollar, partially offset by mix. Carload/unit volumes increased due to recovery from COVID-19 impacts in 2020, partially offset by service interruptions at Lazaro Cardenas port in Mexico due to KCSM right-of-way blockages resulting from teachers’ protests from the end of July through early November and lower auto plant production driven by a global microchip shortage affecting auto parts shipments.
Automotive. Revenues increased $10.5 million for the year ended December 31, 2021, compared to 2020, due to a 12% increase in revenue per carload/unit, partially offset by a 6% decrease in carload/unit volumes. Revenue per carload/unit increased compared to the same period in 2020, due to longer average length of haul, the strengthening of the Mexican peso against the U.S. dollar, higher fuel surcharge, positive pricing impacts, and mix. Volumes decreased due to lower auto plant production driven by a global microchip shortage.

Operating Expenses
Operating expenses, as shown below (in millions), increased $433.9 million for the year ended December 31, 2021, compared to 2020, primarily due to merger costs, higher diesel fuel price and consumption and the strengthening of the Mexican peso against the U.S. dollar.
The strengthening of the Mexican peso against the U.S. dollar resulted in increased expense of approximately $25.0 million for expense transactions denominated in Mexican pesos. The average exchange rate of Mexican pesos per U.S. dollar was Ps.20.3 for 2021 compared to Ps.21.5 for 2020.

			Change
	2021	2020	Dollars	Percent
Compensation and benefits	$522.0	$476.5	$45.5	10%
Purchased services	211.8	198.1	13.7	7%
Fuel	313.6	219.8	93.8	43%
Equipment costs	82.2	85.8	(3.6)	(4%)
Depreciation and amortization	365.8	357.9	7.9	2%
Materials and other	304.1	260.9	43.2	17%
Merger costs, net	264.0	—	264.0	100%
Write-off of software development costs	—	13.6	(13.6)	(100%)
Restructuring charges	—	17.0	(17.0)	(100%)
Total operating expenses	$2,063.5	$1,629.6	$433.9	27%
Compensation and benefits. Compensation and benefits increased $45.5 million for the year ended December 31, 2021, compared to 2020, due to wage and benefit inflation of approximately $18.0 million, an increase in headcount and hours worked of approximately $15.0 million, the strengthening of the Mexican peso against the U.S. dollar of approximately $8.0 million, and costs relating to Mexican outsourcing reform of approximately $8.0 million, partially offset by decreased incentive compensation of approximately $8.0 million.
Purchased services. Purchased services expense increased $13.7 million for the year ended December 31, 2021, compared to 2020, due to an increase in software and programming expense of approximately $8.0 million, higher trackage rights of approximately $4.0 million, and the strengthening of the Mexican peso against the U.S. dollar of approximately $3.0 million.
Fuel. Fuel expense increased $93.8 million for the year ended December 31, 2021, compared to 2020, due to higher diesel fuel prices in the U.S. and Mexico of approximately $48.0 million and $23.0 million, respectively, increased consumption of approximately $13.0 million, and the strengthening of the Mexican peso against the U.S. dollar of approximately $10.0 million. The average price per gallon was $2.50 in 2021, compared to $1.90 in 2020.
Equipment costs. Equipment costs decreased $3.6 million for the year ended December 31, 2021, compared to 2020, due to decreased car hire expense of approximately $2.0 million due to decreased rates, including incentives. Equipment costs also decreased due to lower lease expense of approximately $2.0 million primarily due to freight car lease expirations and terminations resulting from PSR initiatives.
Depreciation and amortization. Depreciation and amortization expense increased $7.9 million for the year ended December 31, 2021, compared to 2020, due to a larger asset base.
Materials and other. Materials and other expense increased $43.2 million for the year ended December 31, 2021, compared to 2020, due to increased materials and supplies expense of approximately $23.0 million, primarily resulting from increasing the active locomotive fleet to support service recovery and volume growth in the second half of 2021; a one-time contract dispute recognized of approximately $10.0 million; higher employee expenses of approximately $8.0 million; unfavorable legal settlement of approximately $5.0 million; reduced property taxes of approximately $4.0 million in 2020; and

the strengthening of the Mexican peso against the U.S. dollar of approximately $4.0 million. These increases were partially offset by a decrease in personal injury expense of approximately $11.0 million.
Merger costs, net. For the year ended December 31, 2021, the Company recognized $264.0 million of merger costs primarily related to bankers’ fees, compensation and benefits costs, and legal fees. Refer to Item 8, Financial Statements and Supplementary Data — Note 3, Merger Agreement for more information.
Write-off of software development costs. For the year ended December 31, 2020, the Company recognized $13.6 million of expense related to costs previously capitalized for the development of internal-use software. The development of the software was cancelled prior to completion and had no further use.
Restructuring charges. For the year ended December 31, 2020, the Company recognized $17.0 million of restructuring charges primarily related to the Company’s voluntary separation program of $9.7 million and the purchase of impaired, leased locomotives of $6.0 million. Refer to Item 8, Financial Statements and Supplementary Data — Note 4, Restructuring Charges for more information.

Non-Operating Expenses
Equity in net earnings (losses) of affiliates. Equity in net earnings (losses) of affiliates increased $18.1 million for the year ended December 31, 2021, compared to 2020, primarily due to increases in net earnings from PCRC resulting from increased container volumes and a gain on insurance recoveries recognized in the third quarter of 2021, related to a three-month rail bridge outage that occurred in June 2020. Equity in earnings of TCM increased due to decreased interest, tax expense and foreign exchange losses. Equity in earnings of FTVM increased due to decreased expenses from prior year.
Interest expense. Interest expense increased $5.1 million for the year ended December 31, 2021, compared to 2020, due to higher average debt balances. For the year ended December 31, 2021, the average debt balance (including commercial paper) was $3,809.4 million, compared to $3,679.4 million in 2020. The average interest rate for the years ended December 31, 2021 and 2020 was 4.1% for both periods.
Foreign exchange loss. For the year ended December 31, 2021, foreign exchange loss was $9.0 million, compared to a loss of $29.6 million in 2020. Foreign exchange loss includes the re-measurement and settlement of net monetary assets denominated in Mexican pesos and the loss on foreign currency derivative contracts.
For the years ended December 31, 2021 and 2020, the re-measurement and settlement of net monetary assets and liabilities denominated in Mexican pesos resulted in a foreign exchange loss of $5.3 million and $7.1 million, respectively.
The Company enters into foreign currency derivative contracts to hedge its net exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar. For the year ended December 31, 2021, foreign exchange loss on foreign currency derivative contracts was $3.7 million, compared to a loss of $22.5 million in 2020.
Other income, net. Other income, net, increased $0.5 million for the year ended December 31, 2021, compared to 2020 primarily due to an increase in miscellaneous income.
Income tax expense. Income tax expense increased $7.0 million for the year ended December 31, 2021, compared to 2020, due to a higher effective tax rate. The higher effective tax rate was primarily due to non-deductible transaction costs and executive compensation resulting from the merger. In addition, the year ended December 31, 2020 included a one-time benefit for global intangible low-taxed income (“GILTI”) regulations that provided for a retroactive high-tax exception. The increase in tax expense was partially offset by excess tax benefits on share-based compensation, lower pre-tax income due to merger costs and changes in state tax law.
The fluctuations of the Mexican peso decreased the Company’s Mexican cash tax obligation by $3.1 million and $13.0 million for the years ended December 31, 2021 and 2020, respectively.

 Differences between the Company’s effective income tax rate and the U.S. federal statutory income tax rate of 21% for 2021 and 2020 follow (in millions):

	2021		2020		Change
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Income tax expense using the statutory rate in effect	$155.0	21.0%	$172.9	21.0%	$(17.9)	—
Tax effect of:
Difference between U.S. and foreign tax rate	51.9	7.0%	44.1	5.4%	7.8	1.6%
Share-based compensation	(25.2)	(3.4%)	(4.6)	(0.6%)	(20.6)	(2.8%)
Non-deductible executive compensation	14.7	2.0%	1.8	0.2%	12.9	1.8%
Non-deductible transaction costs	14.0	1.9%	—	—	14.0	1.9%
Tax credits	(11.7)	(1.6%)	(13.8)	(1.7%)	2.1	0.1%
Inflation	(10.4)	(1.4%)	(4.9)	(0.6%)	(5.5)	(0.8%)
Withholding tax	8.5	1.2%	9.9	1.2%	(1.4)	—
Foreign exchange (i)	5.9	0.8%	(3.4)	(0.4%)	9.3	1.2%
GILTI tax, net	0.4	0.1%	(14.5)	(1.8%)	14.9	1.9%
State and local income tax provision, net	0.2	—	12.5	1.5%	(12.3)	(1.5%)
Other, net	7.8	1.0%	4.1	0.6%	3.7	0.4%
Income tax expense	$211.1	28.6%	$204.1	24.8%	$7.0	3.8%
_____________________
(i)The Company’s Mexican subsidiaries have net U.S. dollar-denominated monetary liabilities which, for Mexican income tax purposes, are subject to periodic revaluation based on changes in the value of the Mexican peso against the U.S. dollar. This revaluation creates fluctuations in the Company’s Mexican income tax expense in the consolidated statements of income and the amount of income taxes paid in Mexico. The Company also has net monetary assets denominated in Mexican pesos, that are subject to periodic re-measurement and settlement that creates fluctuations in foreign currency gains and losses in the consolidated statements of income. The Company hedges its net exposure to variations in earnings by entering into foreign currency forward contracts. The foreign currency forward contracts involve the Company’s agreement to buy or sell pesos at an agreed-upon exchange rate on a future date. Refer to to Item 8, Financial Statements and Supplementary Data — Note 10, Derivative Instruments for further information.

Mexico Regulatory and Legal Updates
Outsourcing Reform. In April 2021, Mexico approved several amendments to federal labor, tax, social security, and other laws (“Outsourcing Reform”), which prohibit the subcontracting and outsourcing of personnel. Outsourcing Reform allows for certain exceptions, including the subcontracting of specialized services that are not part of a recipient company’s corporate purpose or main economic activities. A 90-day transition period was granted to allow companies to comply with Outsourcing Reform. Non-compliance could result in penalties and the loss of deductions and value-added tax (“VAT”) credits on third party and related party service payments.
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
Outsourcing Reform also limits the statutory profit sharing payment per employee (referred to by its Spanish acronym “PTU”) to the greater of three months’ salary or the average of the amount of profit sharing received in the last three years. KCSM Servicios’ employees were eligible for PTU and received PTU payments and other bonuses. As employees of KCSM, employees are eligible to receive PTU payments from KCSM. Outsourcing Reform increased 2021 net expense by approximately $5.0 million. KCSM does not expect Outsourcing Reform will have a significant impact on the Company’s 2022 consolidated financial statements.
Hydrocarbons Law. On May 5, 2021, new legislation pertaining to the transport and handling of hydrocarbons in Mexico became effective. This legislation addresses a wide array of issues related to the storage, transportation and handling of petroleum products, as well as the illegal import of hydrocarbons. The legislation is being challenged in the court system by a number of stakeholders and is currently subject to a court-ordered injunction, resulting in a suspension of the implementation and enforcement of this new law. To date, this law has not had a material effect on the Company or its operations. However, the Company is continuing to monitor this law and is evaluating the effect on the Company and its business operations.
Inspections Related to Imports and Terminals. During 2021, the SCT and other relevant Mexican authorities increased inspections of imports and enforcement of various regulations and permit requirements related to terminal operations, with specific focus on imports of refined products and refined fuel transloading terminals and freight terminals, in order to prevent the illegal importation of refined fuel products. These inspections resulted in delays related to the import of shipments into Mexico as well as the shutdown of several refined fuel terminals in the second half of 2021. The SCT has instructed KCSM to provide railway service only to those terminals that have the applicable permits. If KCSM were to fail to comply with the SCT requirements, the Company could be subject to fines and potential revocation of the Concession. As a result, KCS’s freight revenue from refined products decreased significantly in the second half of 2021, as compared to the first half of 2021. See further discussion in the Revenues section.
Value-Added Tax Law. In November 2021, changes in the VAT law were effective beginning January 1, 2022 that reduce the recoverability of VAT paid by KCSM on its expenditures that support international import transportation service revenues that are not subject to a VAT charge. As a result of the law change, in general, beginning in 2022, KCSM is changing its service offering for these services in a manner that either requires VAT to be charged to customers on KCSM’s transportation service revenue, or the imposition by KCSM of a rate increase to offset the negative impact of the unrecoverable VAT. As a result of mitigation activities taken by the Company, KCSM does not expect this change in law will have a significant impact on the Company’s 2022 consolidated financial statements.
Carta Porte. In the second quarter of 2021, KCSM was notified by the Servicio de Administración Tributaria (“SAT”) that shipping companies (cargo airlines, trucks, maritime, railroads, etc.) must include additional bill of lading information (referred to in Mexico as “Carta Porte”) with the invoice for all merchandise shipped in Mexico, including cross-border, international and Mexico domestic shipments. The Carta Porte requirements and deadline were modified several times throughout 2021. The effective date of January 1, 2022, included a three month grace period during which penalties and fines for inaccurate information would not be imposed. KCSM adapted its systems to comply with these requirements. Failure to comply with Carta Porte requirements subsequent to the grace period could result in penalties and fines imposed by the SAT, shipping delays causing network congestion and delayed invoicing and cash collections. In addition, in the event of repeated noncompliance with Carta Porte requirements, the SAT has the power to preventively shutdown operations of a company.
For a comparison of the Company’s results of operations for the fiscal year ended December 31, 2020 to the year ended December 31, 2019, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the U.S. Securities and Exchange Commission on January 29, 2021.

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

During the first quarter of 2021, KCS received 233,402 shares of common stock as final settlement of the forward contracts totaling $75.0 million under the accelerated share repurchase (“ASR”) agreements entered into during October 2020 under the 2019 share repurchase program. The final weighted-average price per share of the shares repurchased under these ASR agreements was $191.75. The Company terminated its share repurchase program upon entering into its initial merger agreement with CP in March 2021. Refer to Item 8, Financial Statements and Supplementary Data — Note 14, Stockholder(s)’ Equity for additional detail on the Company’s common share repurchase program and ASR agreements.
During 2021, the Company invested $489.4 million in capital expenditures. See Capital Expenditures section for further details.
The Company’s financing instruments contain restrictive covenants that limit or preclude certain actions; however, the covenants are structured such that the Company expects to have sufficient flexibility to conduct its operations. The Company has been, and expects to continue to be, in compliance with all of its debt covenants.
For discussion regarding the agreements representing the indebtedness of KCS, refer to Note 11, Short-Term Borrowings and Note 12, Long-Term Debt of the consolidated financial statements.
During the first three quarters of 2021, the Company’s Board of Directors declared quarterly cash dividends of $0.54 per share or $147.3 million on its common stock. Pursuant to the Merger Agreement, KCS plans to make periodic cash distributions to a wholly-owned subsidiary of CP based upon cash generated, the timing of capital expenditures and working capital needs of the Company.
On December 31, 2021, total available liquidity (the cash balance plus revolving credit facility availability) was $939.3 million, compared to available liquidity at December 31, 2020 of $788.2 million.
As of December 31, 2021, the total cash and cash equivalents held outside of the U.S. in foreign subsidiaries was $11.5 million, after repatriating $336.2 million during 2021. The Company expects that this cash will be available to fund company operations without incurring significant additional income taxes.
Since January 2019, the Company has generated a refundable VAT balance and filed refund claims with the SAT that are still under review. The refundable VAT balance increased to $152.2 million as of December 31, 2021. Delays in refunds of VAT from the Mexican government negatively impacted KCSM’s cash flow by approximately $57.0 million and $43.0 million in 2021 and 2020.
Cash Flow Information and Contractual Obligations
Summary cash flow data follows (in millions):

	2021	2020
Cash flows provided by (used for):
Operating activities	$935.8	$1,080.0
Investing activities	(531.2)	(526.0)
Financing activities	(251.2)	(510.3)
Effect of exchange rate changes on cash	(2.3)	(4.3)
Net increase in cash and cash equivalents	151.1	39.4
Cash and cash equivalents beginning of year	188.2	148.8
Cash and cash equivalents end of year	$339.3	$188.2
During 2021, cash and cash equivalents increased $151.1 million as a result of the impacts discussed below.

Operating Cash Flows. Net cash provided by operating activities decreased $144.2 million for 2021, as compared to 2020, primarily due to cash payments for merger of costs of $2,287.2 million, partially offset by merger termination fee reimbursements of $2,100.0 million, lower payments for settlements of foreign currency derivative instruments of $18.1 million, and increased distributions from affiliates of $7.5 million.
Investing Cash Flows. Net cash used for investing activities increased $5.2 million for 2021, as compared to 2020, due to an $84.9 million increase in capital expenditures, partially offset by a $78.2 million decrease in expenditures for the purchase or replacement of assets under existing operating leases. Additional information is included within the Capital Expenditure section of Liquidity and Capital Resources.
Financing Cash Flows. Net cash used for financing activities decreased $259.1 million for 2021, as compared to 2020, due to a decrease in shares repurchased, including under ASR agreements, of $888.9 million, partially offset by a decrease in proceeds from issuance of long-term debt of $545.6 million and an increase in cash settlement of stock options of $75.2 million.
For a comparison of liquidity and capital resources and the Company’s cash flow activities for the fiscal year ended December 31, 2020 and 2019, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the U.S. Securities and Exchange Commission on January 29, 2021.
Contractual Obligations. The following table outlines the material obligations and commitments as of December 31, 2021 (in millions):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 years
Long-term debt and short-term borrowings (including interest and finance lease obligations) (i)	$7,043.8	$157.3	$928.8	$512.5	$5,445.2
Operating leases	72.0	23.4	30.5	11.7	6.4
Obligations due to uncertainty in income taxes	2.2	0.6	1.6	—	—
Capital expenditure obligations (ii)	238.9	117.3	121.6	—	—
Other contractual obligations (iii)	480.7	98.2	145.7	146.3	90.5
Total	$7,837.6	$396.8	$1,228.2	$670.5	$5,542.1
_____________________
(i)For variable rate obligations, interest payments were calculated using the December 31, 2021 rate. For fixed rate obligations, interest payments were calculated based on the applicable rates and payment dates.
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

Capital Expenditures
KCS has funded capital expenditures with operating cash flows and short and long-term debt.
The following table summarizes capital expenditures by type for the years ended December 31, 2021 and 2020, respectively (in millions):

	2021	2020
Roadway capital program	$258.8	$239.8
Locomotives and freight cars	68.0	45.2
Capacity	101.1	65.4
Information technology	41.2	40.6
Positive train control	14.3	15.9
Other	6.0	3.3
Total capital expenditures (accrual basis)	489.4	410.2
Change in capital accruals	7.4	1.7
Total cash capital expenditures	$496.8	$411.9

Total cash purchase or replacement of assets under operating leases	$—	$78.2

Generally, the Company’s capital program consists of capital replacement and equipment. For 2022, internally generated cash flows are expected to fund cash capital expenditures, which are currently estimated to be approximately 16.5% of revenue in 2022, assuming constant currency and fuel price.
Property Statistics
The following table summarizes certain property statistics as of December 31:

	2021	2020
Track miles of rail installed	76	89
Cross ties installed (thousands)	494	538

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION
The following is a description of the terms and conditions of the guarantees with respect to senior notes for which KCS is an issuer or provides full and unconditional guarantee.

Note Guarantees
As of December 31, 2021, KCS had outstanding $3,736.2 million principal amount of senior notes due through 2069. The Kansas City Southern Railway Company (“KCSR”) had outstanding $2.7 million principal amount of senior notes due through 2045 (together, the “Senior Notes”). The senior notes for which KCS is the issuer are unconditionally guaranteed, jointly and severally, on an unsecured senior basis, by each of KCS’s current and future domestic consolidated subsidiaries that from time to time guarantees certain of KCS’s credit agreements, or any other debt of KCS, or any of KCS’s significant subsidiaries that is a guarantor (each, a “Guarantor Subsidiary,” and collectively, the “Guarantor Subsidiaries”). In addition, the senior notes for which KCSR is the issuer are unconditionally guaranteed, jointly and severally, on an unsecured senior basis, by KCS and each of its current and future domestic consolidated subsidiaries that from time to time guarantees KCSR’s credit agreement, or any other debt of KCSR or any of KCSR’s significant subsidiaries that is a Guarantor Subsidiary. The obligations of each Guarantor Subsidiary under its note guarantee are limited as necessary to prevent such note guarantee from constituting a fraudulent conveyance under applicable law. A guarantee of the Senior Notes by KCS or a Guarantor Subsidiary is subject to release in the following circumstances: (i) the sale, disposition, exchange or other transfer (including through merger, consolidation, amalgamation or otherwise) of the capital stock of the Guarantor Subsidiary made in a manner not in violation of the indenture;

(ii) the designation of the subsidiary as an “Unrestricted Subsidiary” under the indenture; (iii) the legal defeasance or covenant defeasance of the Senior Notes in accordance with the terms of the indenture; or (iv) the Guarantor Subsidiary ceasing to be KCS’s subsidiary as a result of any foreclosure of any pledge or security interest securing KCS’s Revolving Credit Facility or other exercise of remedies in respect thereof. There were no changes to the guarantor structure as a result of the merger with CP. The merger is further discussed within Item 7, Management’s Discussion and Analysis of Financial Information and Results of Operations — Merger Agreement.
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

Summarized Financial Information

Income Statements	KCS and Guarantor Subsidiaries
	Years ended December 31,
	2021	2020
Revenues	$1,561.3	$1,368.7
Operating expenses	1,200.8	846.9
Operating income	360.5	521.8
Income before income taxes	207.7	375.4
Net income	182.7	329.8

Balance Sheets	KCS and Guarantor Subsidiaries
	December 31, 2021	December 31, 2020
Assets:
Current assets	$524.6	$298.8
Property and equipment (including concession assets), net	4,876.5	4,751.3
Other non-current assets	125.8	110.8

Liabilities and equity:
Current liabilities	$316.5	$318.2
Non-current liabilities	4,942.7	4,841.2
Noncontrolling interest	328.2	326.4
Excluded from current assets in the table above are $199.8 million and $183.7 million of current intercompany receivables due to KCS and the Guarantor Subsidiaries from the Non-Guarantor Subsidiaries as of December 31, 2021 and December 31, 2020, respectively. Excluded from current liabilities in the table above are $267.5 million and $235.8 million of current intercompany payables due to the Non-Guarantor Subsidiaries from KCS and the Guarantor Subsidiaries as of December 31, 2021 and December 31, 2020, respectively.
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
Capitalization, Depreciation and Amortization of Property and Equipment (including Concession Assets)
Due to the highly capital intensive nature of the railroad industry, capitalization and depreciation of property and equipment are a substantial portion of the Company’s consolidated financial statements. Net property and equipment, including concession assets, comprised approximately 88% of the Company’s total assets as of December 31, 2021, and related depreciation and amortization comprised approximately 18% of total operating expenses for the year ended December 31, 2021.
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
Property and equipment are carried at cost and are depreciated primarily on the group method of depreciation, which the Company believes closely approximates a straight line basis over the estimated useful lives of the assets measured in years. The group method of depreciation applies a composite rate to classes of similar assets rather than to individual assets. Composite depreciation rates are based upon the Company’s estimates of the expected average useful lives of assets as well as expected net salvage value at the end of their useful lives. In developing these estimates, the Company utilizes periodic depreciation studies performed by an independent engineering firm. Depreciation rate studies are performed at least every three years for all asset classes. The depreciation studies take into account factors such as:
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
The depreciation studies may also indicate that the recorded amount of accumulated depreciation is deficient or in excess of the amount indicated by the study. Any such deficiency or excess is amortized as a component of depreciation expense over the remaining useful lives of the affected asset class, as determined by the study. The Company also monitors these factors in non-study years to determine if adjustments should be made to depreciation rates. The Company completed depreciation studies for KCSR in 2021 and KCSM in 2020. The impacts of the studies were immaterial to the consolidated financial results for all periods presented. The Company expects 2022 depreciation expense to increase by approximately $11.0 million as a result of the 2021 KCSR depreciation study completed in the fourth quarter of 2021.

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
Estimation of the average useful lives of assets and net salvage values requires management judgment. Estimated average useful lives may vary over time due to changes in physical use, technology, asset strategies and other factors that could have an impact on the retirement experience of the asset classes. Accordingly, changes in the assets’ estimated useful lives could significantly impact future periods’ depreciation expense. Depreciation and amortization expense for the year ended December 31, 2021 was $365.8 million. If the weighted average useful lives of assets were changed by one year, annual depreciation and amortization expense would change approximately $12.0 million.
Gains or losses on dispositions of land or non-group property and abnormal retirements of railroad property are recognized through income. A retirement of railroad property would be considered abnormal if the retirement meets each of the following conditions: (i) is unusual in nature, (ii) is significant in amount, and (iii) varies significantly from the retirement profile identified through the depreciation studies. There were no significant gains or losses from abnormal retirements of property or equipment for the year ended December 31, 2021. KCS recognized $1.3 million for the year ended December 31, 2020 from asset impairments of certain locomotives and railcars as a result of the implementation of PSR. Refer to Note 4, Restructuring Charges of the consolidated financial statements for more information.
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
Based on the above factors, as of December 31, 2021, the Company continues to believe that it is probable that the Concession will be renewed for an additional 50-year term beyond the current term.
Long-lived assets, including property, plant and equipment, operating lease right-of-use assets and intangible assets with finite lives are reviewed for impairment and written down to fair value when events or circumstances indicate that the carrying amount of a long-lived asset or asset group may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value would be reduced to the estimated fair value. Future cash flow estimates for an impairment review would be based on the lowest level of identifiable cash flows, which are the Company’s U.S. and Mexican operations. During the year ended December 31, 2020, $13.6 million of expense was recognized related to costs previously capitalized for the development of internal-use software. The development of the software was cancelled prior to completion and had no further use. Other than the abnormal impairment related to the implementation of PSR and the aforementioned software impairment, management did not identify any indicators of impairment for the years ended December 31, 2021 and 2020.

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
Management believes that the assumptions and estimates related to the provision for income taxes are critical to the Company’s results of operations. For the year ended December 31, 2021, income tax expense totaled $211.1 million. For every 1% change in the 2021 effective rate, income tax expense would have changed by approximately $7.4 million. For further information on the impact of foreign exchange fluctuation on income taxes, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk — Foreign Exchange Sensitivity.

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
Although it is not possible to predict the outcome of any legal proceeding, in the opinion of the Company’s management, other than as described in Note 16, Commitments and Contingencies of the consolidated financial statements, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial statements.
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
Interest Rate Sensitivity. The Company is subject to interest rate risk associated with its debt. Changes in interest rates impact the fair value of outstanding fixed-rate debt, but there is no impact to current earnings or cash flow. Based upon the borrowing rates available to KCS and its subsidiaries for indebtedness with similar terms and average maturities, the fair value of long-term debt was approximately $4,311.1 million and $4,368.6 million at December 31, 2021 and 2020, respectively, compared with a carrying value of $3,777.6 million and $3,770.8 million at December 31, 2021 and 2020, respectively.
Changes in interest rates may impact the cost of future long-term debt issued by the Company, and as a result, represent interest rate risk to the Company. During 2020, the Company executed six 30-year treasury lock agreements with an aggregate notional value of $650.0 million and a weighted-average interest rate of 1.58%. The purpose of the treasury locks is to hedge the U.S. Treasury benchmark interest rate associated with future interest payments related to the anticipated refinancing of the $444.7 million principal amount of 3.00% senior notes due May 15, 2023 and the $200.0 million principal amount of 3.85% senior notes due November 15, 2023. The Company has designated the treasury locks as cash flow hedges, and for the years ended December 31, 2021 and 2020, recognized an unrealized gain of $17.2 million and $28.1 million, respectively, net of tax, in the consolidated statements of comprehensive income. A hypothetical 100 basis points change in the 30-year U.S. Treasury Rate would result in a change in unrealized gain or loss of approximately $154.0 million. Upon settlement in 2023, the unrealized gain or loss in accumulated other comprehensive income will be amortized to interest expense over the life of the future underlying debt issuances.
Alternatively, changes in interest rates do not affect the fair value of variable rate debt, but affect future earnings and cash flows. The Company's floating-rate indebtedness includes commercial paper borrowings, and any outstanding borrowings under revolving credit facilities. At December 31, 2021 and 2020, KCS had no commercial paper or revolving credit facility borrowings outstanding.
Commodity Price Sensitivity. KCS periodically participates in diesel fuel purchase commitments and derivative financial instruments. At December 31, 2021 and 2020, KCS did not have any outstanding fuel derivative financial instruments. The Company also holds fuel inventories for use in operations. These inventories are not material to KCS’s overall financial position. Fuel costs are expected to reflect market conditions in 2022; however, fuel costs are unpredictable and subject to a variety of factors outside the Company’s control. Assuming annual consumption of 125 million gallons, a hypothetical 10 cent change in the price per gallon of fuel would cause an $12.5 million change in operating expenses. KCS mitigates the impact of increased fuel costs through fuel surcharge revenues from customers; however, in a period of volatile fuel prices or changing customer business mix, changes in fuel expense and fuel surcharge revenue may differ.
Foreign Exchange Sensitivity. KCS’s foreign subsidiaries use the U.S. dollar as their functional currency; however, a portion of the foreign subsidiaries’ revenues and expenses is denominated in Mexican pesos. Based on the volume of revenue and expense transactions denominated in Mexican pesos, revenue and expense fluctuations have historically offset.
The Company has exposure to fluctuations in the value of the Mexican peso against the U.S. dollar due to its monetary assets and liabilities that are denominated in Mexican pesos. Monetary assets and liabilities include cash, accounts receivable and payable and other items that will convert to cash in the future and are remeasured into dollars using the current exchange rate. The remeasurement and settlement of monetary assets and liabilities is recognized in the consolidated statements of income as foreign exchange gains and losses. At December 31, 2021, the Company had Ps.3,837.3 million of net monetary assets denominated in Mexican pesos, as monetary assets exceeded monetary liabilities.

The following table presents the potential impacts to the consolidated statements of income that would result from a hypothetical change in the exchange rate of one Mexican peso per U.S. dollar at December 31, 2021:

	Hypothetical Change in Exchange Rate	Amount of Gain (Loss)	Affected Line Item in the Consolidated Statements of Income
Net monetary assets denominated in Mexican pesos at December 31, 2021:
Ps.3,837.3 million	From Ps.20.6 to Ps.21.6	($8.6 million)	Foreign exchange gain (loss)
Ps.3,837.3 million	From Ps.20.6 to Ps.19.6	$9.5 million	Foreign exchange gain (loss)

The Company’s Mexican subsidiaries have net U.S. dollar-denominated monetary liabilities which, for Mexican income tax purposes, are subject to periodic revaluation based on changes in the value of the Mexican peso against the U.S. dollar. This revaluation creates fluctuations in the Company’s Mexican income tax expense in the consolidated statements of income and the amount of income taxes paid in Mexico. The Company also has net monetary assets denominated in Mexican pesos, that are subject to periodic re-measurement and settlement that creates fluctuations in foreign currency gains and losses in the consolidated statements of income.
The following table presents the potential impacts to the effective income tax rate and income tax expense that would result from a hypothetical change in the exchange rate of one Mexican peso at December 31, 2021:

Hypothetical Change in Exchange Rate	Increase (Decrease) in Effective Income Tax Rate	Amount of Expense (Benefit)	Affected Line Item in the Consolidated Statements of Income
From Ps.20.6 to Ps.21.6	(1.0%)	($7.5 million)	Income tax expense (benefit)
From Ps.20.6 to Ps.19.6	1.2%	$8.3 million	Income tax expense (benefit)
The Company hedges its net exposure to variations in earnings by entering into foreign currency forward contracts. The foreign currency forward contracts involve the Company’s agreement to buy or sell pesos at an agreed-upon exchange rate on a future date. These derivative instruments have historically offset the effects of foreign currency changes resulting in minimal impact to net income.
At December 31, 2021, the Company had outstanding foreign currency forward contracts with an aggregate notional amount of $270.0 million, which matured during January 2022 and obligated the Company to sell a total of Ps.5,583.3 million at a weighted-average rate of Ps.20.7 to each U.S. dollar. During January 2022, the Company entered into offsetting contracts with an aggregate notional amount of $271.7 million, which matured during January 2022 and obligated the Company to purchase a total of Ps.5,583.3 million at a weighted-average exchange rate of Ps.20.6 to each U.S. dollar, resulting in cash paid of $1.7 million. Given the settlement during January 2022, the Company believes there was minimal market risk associated with these contracts at December 31, 2021.
During January 2022, the Company entered into several foreign currency forward contracts with an aggregate notional amount of $110.0 million, maturing in January of 2023. These contracts obligated the Company to sell a total of Ps.2,426.2 million at a weighted-average exchange rate of Ps.22.1 to each U.S. dollar. During January 2022, as a result of a change in the Company’s currency exposure, the Company entered into offsetting contracts with an aggregate notional amount of $50.5 million, which were settled during January 2022 and obligated the Company to purchase a total of Ps.1,105.3 million at a weighted-average exchange rate of Ps.21.9 to each U.S. dollar, resulting in cash paid of $0.5 million. As of the date of this filing, there were $60.0 million aggregate notional amount of contracts outstanding, which obligate the Company to sell a total of Ps.1,320.9 million at a weighted-average exchange rate of Ps.22.0 to each U.S. dollar.

The following table presents the potential impacts to the consolidated statements of income that would result from a hypothetical change in the exchange rate of one Mexican peso at maturity date for the foreign currency forward contracts entered into during January 2022 and outstanding as of the date of this filing:

Aggregate notional amount:	Hypothetical Change in Exchange Rate	Amount of Gain (Loss)	Affected Line Item in the Consolidated Statements of Income
$60.0 million	From Ps.22.0 to Ps.23.0	$2.6 million	Foreign exchange gain (loss)
$60.0 million	From Ps.22.0 to Ps.21.0	($2.9 million)	Foreign exchange gain (loss)
The Company has not designated these foreign currency derivative instruments as hedging instruments for accounting purposes. The foreign currency derivative instruments will be measured at fair value each period and any change in fair value will be recognized in foreign exchange gain (loss) within the consolidated statements of income.

Item 8.Financial Statements and Supplementary Data
Index to Consolidated Financial Statements

Page
Management’s Report on Internal Control Over Financial Reporting	49
Report of Independent Registered Public Accounting Firm on the Company’s Consolidated Financial Statements and Internal Control over Financial Reporting as of and for the three years ended December 31, 2021, 2020 and 2019 (PCAOB ID 238)	50
Consolidated Statements of Income for each of the Three Years in the period ended December 31, 2021	52
Consolidated Statements of Comprehensive Income for each of the Three Years in the period ended December 31, 2021	53
Consolidated Balance Sheets at December 31, 2021 and 2020	54
Consolidated Statements of Cash Flows for each of the Three Years in the period ended December 31, 2021	55
Consolidated Statements of Changes in Equity for each of the Three Years in the period ended December 31, 2021	57
Notes to Consolidated Financial Statements	58
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
Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013) (commonly referred to as the COSO Framework). Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021, based on the criteria outlined in the COSO Framework.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which immediately follows this report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Kansas City Southern

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kansas City Southern and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Direct Costs that are Capitalized to Self-Constructed Property and Equipment (including Concession Assets)

As described in Note 2 to the consolidated financial statements, the Company capitalizes costs for self-constructed additions and improvements to property, including direct labor and material, indirect costs, and interest during long-term construction projects. Expenditures that significantly increase asset values, productive capacity, efficiency, safety, or extend useful lives are capitalized. As disclosed by management, direct costs are charged to capital projects based on the work performed and the material used. Management has a process in place to determine which costs qualify for capitalization, which requires judgment. For the year-ended December 31, 2021, the Company capitalized costs of $489.4 million.

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
February 1, 2022

We have served as the Company’s auditor since 2017.

Kansas City Southern and Subsidiaries
Consolidated Statements of Income
Years Ended December 31,

	2021	2020	2019
	(In millions, except share and per share amounts)
Revenues	$2,947.3	$2,632.6	$2,866.0
Operating expenses:
Compensation and benefits	522.0	476.5	529.1
Purchased services	211.8	198.1	219.2
Fuel	313.6	219.8	340.4
Equipment costs	82.2	85.8	108.6
Depreciation and amortization	365.8	357.9	350.7
Materials and other	304.1	260.9	262.9
Merger costs, net	264.0	—	—
Write-off of software development costs	—	13.6	—
Restructuring charges	—	17.0	168.8
Total operating expenses	2,063.5	1,629.6	1,979.7
Operating income	883.8	1,003.0	886.3
Equity in net earnings (losses) of affiliates	16.7	(1.4)	1.0
Interest expense	(156.0)	(150.9)	(115.9)
Debt retirement costs	—	—	(1.1)
Foreign exchange gain (loss)	(9.0)	(29.6)	17.1
Other income, net	2.6	2.1	1.0
Income before income taxes	738.1	823.2	788.4
Income tax expense	211.1	204.1	247.6
Net income	527.0	619.1	540.8
Less: Net income attributable to noncontrolling interest	1.8	2.1	1.9
Net income attributable to Kansas City Southern and subsidiaries	525.2	617.0	538.9
Preferred stock dividends	0.2	0.2	0.2
Net income available to common stockholder(s)	$525.0	$616.8	$538.7

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31,

	2021	2020	2019
	(In millions)
Net income	$527.0	$619.1	$540.8
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate derivative instruments, net of tax of $4.6 million, $7.5 million and $(4.9) million	17.2	28.1	(18.9)
Reclassification adjustment from cash flow hedges included in net income, net of tax of $0.5 million, $0.5 million and less than $0.1 million	2.0	1.9	0.2
Foreign currency translation adjustments	(0.2)	(0.5)	0.5
Other comprehensive income (loss)	19.0	29.5	(18.2)
Comprehensive income	546.0	648.6	522.6
Less: comprehensive income attributable to noncontrolling interest	1.8	2.1	1.9
Comprehensive income attributable to Kansas City Southern and subsidiaries	$544.2	$646.5	$520.7

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Balance Sheets
December 31,

	2021	2020
	(In millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$339.3	$188.2
Accounts receivable, net	271.0	247.1
Materials and supplies	131.0	127.2
Other current assets	142.1	63.3
Total current assets	883.4	625.8
Operating lease right-of-use assets	69.6	70.9
Investments	48.3	42.6
Property and equipment (including concession assets), net	9,209.3	8,997.8
Other assets	217.5	226.9
Total assets	$10,428.1	$9,964.0
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$8.8	$6.4
Accounts payable and accrued liabilities	479.7	470.0
Total current liabilities	488.5	476.4
Long-term operating lease liabilities	46.4	45.4
Long-term debt	3,768.8	3,764.4
Deferred income taxes	1,213.7	1,185.4
Other noncurrent liabilities and deferred credits	178.1	108.8
Total liabilities	5,695.5	5,580.4
Stockholder(s)’ equity:
$25 par, 4% noncumulative, preferred stock, 0 and 840,000 shares authorized, 0 and 649,736 shares issued; 0 and 215,199 shares outstanding at December 31, 2021 and 2020, respectively	—	5.4
$0.01 par, common stock, 100 and 400,000,000 shares authorized, 100 and 123,352,185 shares issued; 100 and 91,047,107 shares outstanding at December 31, 2021 and 2020, respectively	—	0.9
Additional paid-in capital	860.6	830.9
Retained earnings	3,524.4	3,219.6
Accumulated other comprehensive income	19.4	0.4
Total stockholder(s)’ equity	4,404.4	4,057.2
Noncontrolling interest	328.2	326.4
Total equity	4,732.6	4,383.6
Total liabilities and equity	$10,428.1	$9,964.0
See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,

	2021	2020	2019
	(In millions)
Operating activities:
Net income	$527.0	$619.1	$540.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	365.8	357.9	350.7
Deferred income taxes	23.2	49.4	53.1
Equity in net (earnings) losses of affiliates	(16.7)	1.4	(1.0)
Share-based compensation	24.5	22.9	23.1
(Gain) loss on foreign currency derivative instruments	3.7	22.5	(14.1)
Foreign exchange (gain) loss	5.3	7.1	(3.0)
Merger costs, net	264.0	—	—
Restructuring charges	—	17.0	168.8
Write-off of software development costs	—	13.6	—
Distributions from affiliates	12.0	4.5	7.0
Settlement of foreign currency derivative instruments	(1.9)	(20.0)	11.9
Cash payments for merger costs	(2,287.2)	—	—
Reimbursement of merger termination fees	2,100.0	—	—
Refundable Mexican value added tax	(53.6)	(43.2)	(58.7)
Settlement of treasury lock agreements	—	—	(25.8)
Changes in working capital items:
Accounts receivable	(30.6)	25.5	38.2
Materials and supplies	1.9	21.7	0.5
Other current assets	(1.1)	(22.8)	5.0
Accounts payable and accrued liabilities	(9.9)	6.0	3.1
Other, net	9.4	(2.6)	4.4
Net cash provided by operating activities	935.8	1,080.0	1,104.0
Investing activities:
Capital expenditures	(496.8)	(411.9)	(587.2)
Purchase or replacement of assets under operating leases	—	(78.2)	(39.0)
Property investments in MSLLC	(24.2)	(24.8)	(27.5)
Investments in and advances to affiliates	(7.8)	(7.4)	(36.7)
Proceeds from disposal of property	6.4	12.9	22.1
Other, net	(8.8)	(16.6)	(8.0)
Net cash used for investing activities	(531.2)	(526.0)	(676.3)
Financing activities:
Proceeds from issuance of long-term debt	—	545.6	847.5
Repayment of long-term debt	(7.9)	(18.0)	(285.0)
Dividends paid	(188.0)	(152.3)	(144.3)
Shares repurchased	—	(888.9)	(792.5)
Debt issuance and retirement costs paid	—	(6.6)	(11.6)
Cash settlement of stock options	(75.2)	—	—
Proceeds from employee stock plans	19.9	9.9	7.0
Net cash used for financing activities	(251.2)	(510.3)	(378.9)

Effect of exchange rate changes on cash	(2.3)	(4.3)	(0.5)

Cash and cash equivalents:
Net increase during each year	151.1	39.4	48.3
At beginning of year	188.2	148.8	100.5
At end of year	$339.3	$188.2	$148.8
Supplemental information continued on next page.

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,

Continued from previous page.
	2021	2020	2019
	(In millions)
Supplemental cash flow information
Non-cash investing and financing activities:
Capital expenditures accrued but not yet paid at end of year	$14.1	$21.5	$23.2
Other investing activities accrued but not yet paid at the end of the year	35.6	31.9	31.2
Finance lease obligations incurred	11.5	0.8	—
Non-cash asset acquisitions	4.2	2.8	0.5
Dividends accrued but not yet paid at end of year	—	40.6	39.0
Cash payments:
Interest paid, net of amounts capitalized	$152.7	$144.5	$110.5
Income tax payments, net of refunds	173.0	182.3	170.5

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Changes in Equity
(In millions, except per share amounts)

	$25 Par Preferred Stock	$.01 Par Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total

Balance at December 31, 2018	$5.7	$1.0	$946.6	$3,870.6	$(10.9)	$319.7	$5,132.7
Net income				538.9		1.9	540.8
Other comprehensive loss					(18.2)		(18.2)
Contributions from noncontrolling interest						1.8	1.8
Dividends on common stock ($1.48/share)			—	(146.5)			(146.5)
Dividends on $25 par preferred stock ($1.00/share)				(0.2)			(0.2)
Share repurchases	(0.1)	—	(48.4)	(661.5)			(710.0)
Forward contract for accelerated share repurchases			(82.5)				(82.5)
Options exercised and stock subscribed, net of shares withheld for employee taxes		—	4.1				4.1
Share-based compensation			23.9				23.9
Balance at December 31, 2019	5.6	1.0	843.7	3,601.3	(29.1)	323.4	4,745.9
Net income				617.0		2.1	619.1
Other comprehensive income					29.5		29.5
Contributions from noncontrolling interest						0.9	0.9
Dividends on common stock ($1.64/share)			—	(153.7)			(153.7)
Dividends on $25 par preferred stock ($1.00/share)				(0.2)			(0.2)
Share repurchases	(0.2)	(0.1)	(51.3)	(844.8)			(896.4)
Forward contract for accelerated share repurchases			(75.0)				(75.0)
Settlement of forward contract for accelerated share repurchases			82.5				82.5
Options exercised and stock subscribed, net of shares withheld for employee taxes		—	6.2				6.2
Share-based compensation			24.8				24.8
Balance at December 31, 2020	5.4	0.9	830.9	3,219.6	0.4	326.4	4,383.6
Net income				525.2		1.8	527.0
Other comprehensive income					19.0		19.0
Dividends on common stock ($1.62/share)			—	(147.3)			(147.3)
Dividends on $25 par preferred stock ($0.75/share)				(0.2)			(0.2)
Share repurchases	—	—	(2.1)	(72.9)			(75.0)
Settlement of forward contract for accelerated share repurchases			75.0				75.0
Options exercised and stock subscribed, net of shares withheld for employee taxes		—	(0.2)				(0.2)
Share-based compensation			80.4				80.4
Replacement of equity share awards with liability awards			(54.5)				(54.5)
Cash settlement of stock options			(75.2)				(75.2)
Recapitalization of stock	(5.4)	(0.9)	6.3				—
Balance at December 31, 2021	—	—	$860.6	$3,524.4	$19.4	$328.2	$4,732.6
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
•Mexrail, Inc. (“Mexrail”), a wholly-owned consolidated subsidiary; which wholly owns The Texas Mexican Railway Company (“Tex-Mex”);
•KCSM Servicios, S.A. de C.V. (“KCSM Servicios”), a wholly-owned consolidated subsidiary which provided employee services to KCSM. In July 2021, KCSM Servicios was merged into KCSM; and
•Meridian Speedway, LLC (“MSLLC”), a seventy percent-owned consolidated affiliate. MSLLC owns the former KCSR rail line between Meridian, Mississippi and Shreveport, Louisiana, which is the portion of the rail line between Dallas, Texas and Meridian known as the “Meridian Speedway”.
Including equity investments in:
•Panama Canal Railway Company (“PCRC”), a fifty percent-owned unconsolidated affiliate which provides ocean to ocean freight and passenger services along the Panama Canal;
•TFCM, S. de R.L. de C.V. (“TCM”), a forty-five percent-owned unconsolidated affiliate that operates a bulk liquid terminal in San Luis Potosí, Mexico;
•Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”), a twenty-five percent-owned unconsolidated affiliate that provides railroad services as well as ancillary services in the greater Mexico City area; and
•PTC-220, LLC (“PTC-220”), a thirteen percent-owned unconsolidated affiliate that holds the licenses to large blocks of radio spectrum and other assets for positive train control.
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
Merger Agreement. On December 14, 2021, Canadian Pacific Railway Limited (“CP”), a Canadian corporation, acquired the outstanding common and preferred stock of KCS. Therefore, earnings per share data is not presented because the Company does not have any outstanding or issued publicly traded stock. The merger is further discussed in Note 3, Merger Agreement.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
Employees and Labor Relations. KCSR participates in industry-wide multi-employer bargaining as a member of the National Carriers’ Conference Committee, as well as local bargaining for agreements that are limited to KCSR's property. Approximately 72% of KCSR employees are covered by collective bargaining agreements.
During July 2021, KCSM Servicios merged into KCSM as part of Mexico outsourcing reform, resulting in KCSM Servicios employees becoming employees of KCSM. KCSM Servicios union employees were covered by one labor agreement, which was signed on April 16, 2012, between KCSM Servicios and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (“Mexican Railroad Union”). Upon the merger between KCSM Servicios and KCSM, these union employees continue to be covered under this existing labor agreement, which remains in effect during the period of the Concession, for the purpose of regulating the relationship between the parties. Approximately 77% of KCSM employees are covered by this labor agreement.
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
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
Accounts Receivable, net. Accounts receivable are net of an allowance for uncollectible accounts as determined by historical experience and adjusted for economic uncertainties, known trends, and reasonable supportable forecasts. Accounts are charged to the allowance when a customer enters bankruptcy, when an account has been transferred to a collection agent or submitted for legal action, or when a customer is significantly past due and all available means of collection have been exhausted. At December 31, 2021 and 2020, the allowance for estimated credit losses was $12.1 million and $7.8 million, respectively. For the years ended December 31, 2021, 2020 and 2019, bad debt expense was $3.3 million, $1.5 million and $0.4 million, respectively.
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
Property and Equipment (including Concession Assets). KCS capitalizes costs for self-constructed additions and improvements to property including direct labor and material, indirect costs, and interest during long-term construction projects. For purchased assets, all costs necessary to make the asset ready for its intended use are capitalized. Expenditures that significantly increase asset values, productive capacity, efficiency, safety or extend useful lives are capitalized. Repair and maintenance costs are expensed as incurred. The Company has a process to determine which costs qualify for capitalization, which requires judgment.
KCS capitalizes certain costs incurred with developing or obtaining internal-use software. Costs incurred during the preliminary project and post-implementation stage, as well as maintenance and training costs are expensed as incurred.
Property and equipment are carried at cost and are depreciated primarily on the group method of depreciation, which the Company believes closely approximates a straight line basis over the estimated useful lives of the assets measured in years. The group method of depreciation applies a composite rate to classes of similar assets rather than to individual assets. Composite depreciation rates are based upon the Company’s estimates of the expected average useful lives of assets as well as expected net salvage value at the end of their useful lives. In developing these estimates, the Company utilizes periodic depreciation studies performed by an independent engineering firm. Depreciation rate studies are performed at least every three years for all asset classes. The Company completed depreciation studies for KCSR in 2021 and KCSM in 2020. The impacts of the studies were immaterial to the consolidated financial results for all periods.
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
Costs incurred by the Company to acquire the Concession rights and related assets, as well as subsequent improvements to the Concession assets, are capitalized and amortized using the group method of depreciation over the lesser of the current expected Concession term, including probable renewal of an additional 50-year term, or the estimated useful lives of the assets and rights.
Impairment of Long-Lived Assets. Long-lived assets, including property and equipment, operating lease right-of-use assets and intangible assets with finite lives are reviewed for impairment and written down to fair value when events or circumstances indicate that the carrying amount of a long-lived asset or asset group may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value would be reduced to the estimated fair value. Future cash flow estimates for an impairment review would be based on the lowest level of identifiable cash flows, which are the Company’s U.S. and Mexican operations. During the year ended December 31, 2020, $13.6 million of expense was recognized related to costs previously capitalized for the development of internal-use software. The development of the software was cancelled prior to completion and had no further use. Other than the abnormal impairment related to the implementation of Precision Scheduled Railroading (“PSR”) for the year ended 2020, and the aforementioned software impairment, management did not identify any indicators of impairment for the years ended December 31, 2021 and 2020.
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
The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of approximately 1 year to 35 years, which may include the option to extend the lease when it is reasonably certain the Company will exercise that option. The Company does not separately identify lease and nonlease components (i.e. maintenance costs) except for fleet vehicles and real estate. The Company does not have lease agreements with residual value guarantees, sale leaseback terms or material restrictive covenants. Additionally, short-term leases and leases with variable lease costs are immaterial, and the Company does not have any sublease arrangements.
Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in business combinations. As of December 31, 2021 and 2020, the goodwill balance was $13.2 million, which is included in other assets in the consolidated balance sheets. Goodwill is not amortized, but is reviewed at least annually, or more frequently as indicators warrant, for impairment. An impairment loss would be recognized to the extent that the carrying amount exceeds the reporting units’ fair values. The Company performed its annual impairment review for goodwill during the fourth quarter of 2021 and 2020, and concluded there was no impairment.
Investments and Impairment. The Company reviews equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable in accordance with generally accepted accounting principles. This determination requires significant judgment. In making this judgment, the Company considers available quantitative and qualitative evidence in evaluating potential impairment of these investments. If it is determined that an indicator of impairment exists, the Company assesses whether the carrying value exceeds the fair value of the asset. If the carrying value of the investment exceeds its fair value, the Company will evaluate, among other factors, general market conditions, the duration and extent to which the carrying value is greater than the fair value, and KCS’s intent and ability to hold, or plans to sell, the investment. The Company also considers specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new carrying basis in the investment is established. No impairment charges were recognized during the years ended December 31, 2021 and 2020.
Fair Value of Financial Instruments. Non-financial assets and liabilities are recognized at fair value on a nonrecurring basis. These assets and liabilities are measured at fair value on an ongoing basis but are subject to recognition in the financial

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
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
Share-Based Compensation. The Company accounted for all share-based compensation in accordance with fair value recognition provisions. Under this method, compensation expense was measured at grant date fair value and recognized over the requisite service period in which the award was earned. Forfeitures were recognized as they occurred. The Company had historically issued treasury stock to settle share-based awards.
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
The Company has recognized a deferred tax asset, net of a valuation allowance, for net operating loss, capital loss and tax credit carryovers. The Company projects sufficient future taxable income to realize the deferred tax asset recorded less the valuation allowance. These projections take into consideration assumptions about future income, future capital expenditures and inflation rates. If assumptions or actual conditions change, the deferred tax asset, net of the valuation allowance, will be adjusted to properly reflect the expected tax benefit.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Note 3. Merger Agreement
On March 21, 2021, KCS entered into a merger agreement with CP, under which CP agreed to acquire KCS in a stock and cash transaction valued at $275 per common share. On May 6, 2021, the U.S. Surface Transportation Board (“STB") unanimously approved the use of a voting trust for CP’s proposed merger with KCS. The voting trust permits KCS to maintain its independence and protect its financial health during the STB’s review of the ultimate merger as well as enable KCS stockholders to receive the value of their shares, even if the STB ultimately rejected the merger.
On April 20, 2021, KCS received an unsolicited merger proposal valued at $325 per common share from Canadian National Railway Company (“CN”), a Canadian corporation, which, after negotiation with and a revised proposal from CN, was determined on May 13, 2021 by the Company’s board of directors to be a superior proposal as defined by the CP merger agreement. On May 21, 2021, KCS terminated the CP merger agreement and paid CP a merger termination fee of $700.0 million, which was recognized in merger costs, net within the consolidated statements of income.
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
On August 31, 2021, the STB unanimously rejected the use of a voting trust in the proposed merger between CN and KCS. Shortly thereafter, CP reaffirmed its August 10th proposal to acquire KCS for a then estimated value of $300 per common share, which, after negotiation with CP, the Company’s board of directors determined to be a superior proposal as defined by the CN merger agreement. On September 15, 2021, KCS terminated the CN merger agreement and paid CN $1,400.0 million, which included (1) a $700.0 million merger termination fee recognized in merger costs, net within the consolidated statements of income and (2) reimbursement of the CN payment for the CP termination fee of $700.0 million recognized as a reduction to accounts payable and accrued liabilities within the consolidated balance sheet.
On September 15, 2021, KCS and CP entered into a merger agreement (the “Merger Agreement”) and CP paid KCS $1,400.0 million, which included (1) $700.0 million for reimbursement of the CP termination fee recognized as a reduction of merger costs and (2) $700.0 million for reimbursement of the termination fee paid to CN. KCS was obligated to repay the $700.0 million CN termination fee to CP under certain circumstances, including but not limited to, if KCS were to terminate the Merger Agreement to accept a superior proposal as defined by the Merger Agreement. As a result, the $700.0 million reimbursement from CP was recognized in accounts payable and accrued liabilities within the consolidated balance sheet. In addition, KCS was required to pay CP a termination fee of $700.0 million to terminate the Merger Agreement.
On September 30, 2021, in response to the revised merger notice filed by CP in connection with the Merger Agreement, the STB reconfirmed its prior decision approving the use of the voting trust in the Merger Agreement.
On December 8, 2021, CP’s stockholders voted to approve the issuance of the CP common shares to KCS stockholders in connection with the proposed Merger Agreement. On December 10, 2021, KCS’s stockholders voted to approve the merger between KCS and CP. As a result, KCS had no further obligations to repay the $700.0 million CN termination fee to CP and eliminated the termination fee liability and recognized the termination fee reimbursement into income, reducing merger costs by $700.0 million. For the year ended December 31, 2021, KCS incurred $1,400.0 million of merger termination fees, completely offset by the recovery of $1,400.0 million of merger termination fees recognized in merger costs, net within the consolidated statements of income.
On December 14, 2021, CP acquired the outstanding common and preferred stock of KCS. Each share of common stock, par value $0.01 per share, of KCS that was outstanding immediately prior to the merger was converted into the right to receive (1) 2.884 common shares of CP and (2) $90 in cash (together, the “Merger Consideration”), and each share of preferred stock,

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
par value $25 per share, that was outstanding immediately prior to the merger was converted into the right to receive $37.50 in cash. The Merger Consideration value received by KCS stockholders was $301.20 per KCS common share. KCS stockholders were expected to own approximately 28% of CP’s outstanding common shares at the date of the acquisition.
The merger transaction was completed through a series of mergers as outlined in the Merger Agreement. These mergers ultimately resulted in KCS being merged with and into Cygnus Merger Sub 1 Corporation (“Surviving Merger Sub”), a wholly owned subsidiary of CP, with Surviving Merger Sub continuing as the surviving entity. Pursuant to the Merger Agreement, Surviving Merger Sub was renamed “Kansas City Southern” and as successor company of KCS, continued to own the assets of KCS. Immediately following the consummation of the mergers, CP caused the contribution, directly and indirectly, of all of the outstanding shares of capital stock of Surviving Merger Sub, as successor to KCS, to be deposited into an independent, irrevocable voting trust (the “Voting Trust”) under a voting trust agreement (the “Voting Trust Agreement”) approved by the STB, pending receipt of the final and non-appealable approval or exemption by the STB pursuant to 49 U.S.C. § 11323 et seq., of the transactions contemplated by the Merger Agreement (“STB Final Approval”). The Voting Trust prevents CP, or any affiliate of CP, from controlling or having the power to control KCS prior to STB Final Approval. Following receipt of STB Final Approval and approval from other applicable regulatory authorities, the Voting Trust will be terminated and CP will acquire control over KCS’s railroad operations.
On December 14, 2021, the merger of KCS and Surviving Merger Sub was accounted for as a recapitalization of KCS’s equity. Upon STB Final Approval, the transaction will be accounted for as a business combination using the acquisition method of accounting. See more details regarding the recapitalization in Note 14, Stockholder(s)’ Equity.
For the year ended December 31, 2021, KCS reported $264.0 million of merger-related costs. These merger costs primarily related to bankers’ fees, compensation and benefits costs, and legal fees and were recognized in merger costs, net within the consolidated statements of income.
On September 30, 2021, KCS entered into a letter waiver with lenders to the KCS revolving credit facility to waive the events of default that would occur under the KCS revolving credit facility as a result of the change of control that would arise upon consummation of the voting trust transaction and as a result of CP obtaining control of KCS following final approval of the transaction by the STB. The foregoing description of the letter waiver is qualified in its entirety by the full text of the letter waiver, incorporated by reference as Exhibit 10.13.1. See more details regarding the Company’s debt in Note 12, Long-Term Debt.
On December 14, 2021, in connection with the closing of the merger, KCS, Surviving Merger Sub and U.S. Bank National Association, as trustee, entered into supplemental indentures (the “Supplemental Indentures”) to (i) the Indenture, dated as of April 29, 2019, (ii) the Indenture, dated as of October 29, 2013, (iii) the Indenture, dated as of July 27, 2015 and (iv) the Indenture, dated as of December 9, 2015 (each, as amended, supplemented or modified from time to time, an “Indenture”), in each case pursuant to which the Surviving Merger Sub assumed KCS’s rights and obligations under each Indenture and the debt securities outstanding thereunder. In addition, KCS, Surviving Merger Sub and Bank of America, N.A., as administrative agent (the “Agent”), entered into an assumption agreement and joinder (the “Assumption Agreement”) pursuant to which the Surviving Merger Sub assumed KCS’s rights and obligations under that certain Credit Agreement, dated as of March 8, 2019, among KCS, the Agent and the other parties from time to time party thereto (as amended, supplemented or modified from time to time). The foregoing descriptions of the Supplemental Indentures and Assumption Agreement are not complete and are qualified in their entirety by reference to such Supplemental Indentures or Assumption Agreement, as applicable, copies of which are incorporated by reference as Exhibits 4.2.2, 4.4.3, 4.5.4, 4.6.15, and 10.13.2.

Note 4. Restructuring Charges
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which included modifications to the limitation on business interest expense and net operating loss provisions, and provided a payment delay of employer payroll taxes during 2020 after the date of enactment. Payments of approximately $11.0 million of employer payroll taxes otherwise due in 2020, were delayed with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022. The CARES Act did not have a material impact on the Company’s consolidated financial statements.
As revenues declined in the second quarter of 2020 due to COVID-19, the Company responded quickly and implemented a variety of cost-saving measures and accelerated PSR initiatives by further consolidating trains, which increased train length and reduced crew costs. In June of 2020, the Company offered a voluntary separation program, which resulted in a restructuring charge of $9.7 million for the year ended December 31, 2020, consisting of severance and benefit costs that will be paid out in either lump-sum payments or incrementally over a six to twelve-month period. Approximately 6% of management employees were irrevocably accepted into the voluntary separation program.
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
Note 5. Leases

Leases	Classification	December 31, 2021	December 31, 2020
Assets		(in millions)
Operating	Operating lease right-of-use assets	$69.6	$70.9
Finance	Property and equipment (including Concession assets), net	13.9	5.7
Total leased assets		$83.5	$76.6

Liabilities
Current
Operating	Accounts payable and accrued liabilities	$22.3	$24.6
Finance	Long-term debt due within one year	4.5	2.3
Noncurrent
Operating	Long-term operating lease liabilities	46.4	45.4
Finance	Long-term debt	10.9	5.2
Total lease liabilities		$84.1	$77.5

		Years ended
Lease Cost	Classification	December 31, 2021	December 31, 2020
Operating lease cost:		(in millions)
	Equipment costs	$19.6	$23.3
	Materials and other	5.8	5.0
Finance lease cost:
Amortization of finance lease assets	Depreciation and amortization	1.7	1.6
Interest on lease liabilities	Interest expense	0.6	0.9
Total lease cost		$27.7	$30.8

	Years ended
Cash Flow Information	December 31, 2021	December 31, 2020
	(in millions)
Cash paid for operating leases included in operating activities	$29.4	$45.6
Cash paid for finance leases included in operating activities	0.8	0.9
Cash paid for finance leases included in financing activities	3.5	2.0
Right-of-use assets obtained in exchange for operating lease liabilities	32.9	18.4
Right-of-use assets obtained in exchange for financing lease liabilities	11.5	0.8

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Lease Term and Discount Rate	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (years)
Operating leases	4.2	3.7
Finance leases	3.8	3.1
Weighted-average discount rate
Operating leases	2.2%	3.1%
Finance leases	5.1%	11.4%

Remaining Maturities of Lease Liabilities Year Ending December 31 (in millions),	Operating Leases	Finance Leases
2022	$23.4	$5.1
2023	17.3	4.9
2024	13.2	2.5
2025	6.7	2.3
2026	5.0	1.7
Thereafter	6.4	—
Total lease payments	72.0	16.5
Less imputed interest	3.3	1.1
Total	$68.7	$15.4

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
Note 6. Revenue
Disaggregation of Revenue
The following table presents revenues disaggregated by the major commodity groups as well as the product types included within the major commodity groups (in millions). The Company believes disaggregation by product type best depicts how cash flows are affected by economic factors. See Note 18, Geographic Information in the consolidated financial statements for revenues by geographical area.

	Years ended December 31,
	2021	2020	2019
Chemical & Petroleum
Chemicals	$263.5	$236.7	$246.9
Petroleum	442.1	375.0	341.8
Plastics	146.2	152.1	148.5
Total	851.8	763.8	737.2

Industrial & Consumer Products
Forest Products	261.8	247.8	261.4
Metals & Scrap	204.9	188.4	232.9
Other	122.9	101.5	116.1
Total	589.6	537.7	610.4

Agriculture & Minerals
Grain	358.6	299.6	298.4
Food Products	152.3	154.6	149.4
Ores & Minerals	25.9	21.8	25.0
Stone, Clay & Glass	34.9	29.4	33.5
Total	571.7	505.4	506.3

Energy
Utility Coal	148.5	105.6	126.9
Coal & Petroleum Coke	47.3	41.8	43.2
Frac Sand	15.6	11.3	27.4
Crude Oil	43.4	36.3	48.7
Total	254.8	195.0	246.2

Intermodal	346.3	319.1	370.2

Automotive	183.2	172.7	255.6

Total Freight Revenues	2,797.4	2,493.7	2,725.9

Other Revenue	149.9	138.9	140.1

Total Revenues	$2,947.3	$2,632.6	$2,866.0

Major customers
No individual customer makes up greater than 10% of total consolidated revenues.
Contract Balances
The amount of revenue recognized in 2021 from performance obligations partially satisfied in the previous year was $28.0 million. The performance obligations that were unsatisfied or partially satisfied as of December 31, 2021, were $17.9 million, which represents in-transit shipments that are fully satisfied the following month.
A receivable is any unconditional right to consideration, and is recognized as shipments have been completed and the relating performance obligation has been fully satisfied. At December 31, 2021 and 2020, the accounts receivable, net balance

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
was $271.0 million and $247.1 million, respectively. Contract assets represent a conditional right to consideration in exchange for goods or services. The Company did not have any contract assets at December 31, 2021 and 2020.
Contract liabilities represent consideration received in advance from customers, and are recognized as revenue over time as the relating performance obligation is satisfied. The amount of revenue recognized in 2021 that was included in the opening contract liability balance was $29.7 million. The Company has recognized contract liabilities within the accounts payable and accrued liabilities and other long-term liabilities financial statement captions on the balance sheet.
The following tables summarize the changes in contract liabilities (in millions):

Contract liabilities	Years ended December 31,
	2021	2020
Beginning balance	$29.9	$30.5
Revenue recognized that was included in the contract liability balance at the beginning of the period	(29.7)	(30.2)
Increases due to consideration received, excluding amounts recognized as revenue during the period	68.2	29.6
Ending balance	$68.4	$29.9

Note 7. Property and Equipment (including Concession Assets)
The following tables list the major categories of property and equipment, including Concession assets, as well as the weighted-average composite depreciation rate for each category (in millions):

As of December 31, 2021	Cost	Accumulated Depreciation	Net Book Value	Depreciation Rates for 2021
Land	$243.0	$—	$243.0	N/A
Concession land rights	141.1	(32.2)	108.9	1.0%
Rail and other track material	2,240.6	(417.7)	1,822.9	1.8-3.6%
Ties	1,790.0	(435.6)	1,354.4	1.4-5.4%
Grading	1,006.8	(200.3)	806.5	1.0%
Bridges and tunnels	884.1	(181.0)	703.1	1.3%
Ballast	898.6	(258.2)	640.4	2.2-4.4%
Other (a)	1,610.5	(519.6)	1,090.9	2.7%
Total road property	8,430.6	(2,012.4)	6,418.2	2.6%
Locomotives	1,777.2	(546.6)	1,230.6	4.5%
Freight cars	974.2	(234.4)	739.8	2.2%
Other equipment	91.0	(39.9)	51.1	5.0%
Total equipment	2,842.4	(820.9)	2,021.5	3.7%
Technology and other	372.6	(290.7)	81.9	15.6%
Construction in progress	335.8	—	335.8	N/A
Total property and equipment (including Concession assets)	$12,365.5	$(3,156.2)	$9,209.3	N/A
_____________
(a)Other includes signals, buildings and other road assets.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

As of December 31, 2020	Cost	Accumulated Depreciation	Net Book Value	Depreciation Rates for 2020
Land	$227.5	$—	$227.5	N/A
Concession land rights	141.1	(30.8)	110.3	1.0%
Rail and other track material	2,147.5	(389.8)	1,757.7	1.8-3.6%
Ties	1,753.5	(420.2)	1,333.3	1.4-5.4%
Grading	998.5	(190.0)	808.5	1.0%
Bridges and tunnels	858.5	(171.3)	687.2	1.3%
Ballast	867.4	(245.3)	622.1	2.2-4.4%
Other (a)	1,549.0	(477.6)	1,071.4	2.7%
Total road property	8,174.4	(1,894.2)	6,280.2	2.6%
Locomotives	1,713.6	(478.7)	1,234.9	4.8%
Freight cars	970.4	(210.6)	759.8	2.2%
Other equipment	80.6	(36.6)	44.0	4.5%
Total equipment	2,764.6	(725.9)	2,038.7	3.9%
Technology and other	372.6	(253.4)	119.2	18.7%
Construction in progress	221.9	—	221.9	N/A
Total property and equipment (including Concession assets)	$11,902.1	$(2,904.3)	$8,997.8	N/A
_____________
(a)Other includes signals, buildings and other road assets.
Concession assets, net of accumulated amortization of $744.8 million and $709.7 million, totaled $2,459.3 million and $2,383.5 million at December 31, 2021 and 2020, respectively.
Depreciation and amortization of property and equipment (including Concession assets) totaled $365.8 million, $357.9 million and $350.7 million, for 2021, 2020, and 2019, respectively.
In 2020, $13.6 million of expense was recognized related to costs previously capitalized for the development of internal-use software. The development of the software was cancelled prior to completion and had no further use. The expense was recognized in write-off of software development costs in the consolidated statements of income.

Note 8. Other Balance Sheet Captions
Other Current Assets. Other current assets included the following items at December 31 (in millions):

	2021	2020
Prepaid expenses	25.8	23.3
Refundable Mexican value added tax	78.0	—
Prepaid income taxes	19.0	15.8
Advances to affiliates	9.0	9.2
Property held for sale	1.3	3.6
Other	9.0	11.4
Other current assets	$142.1	$63.3

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities included the following items at December 31 (in millions):

	2021	2020
Accounts payable	$169.7	$174.6
Accrued wages and vacation	93.3	82.4
Accrued merger costs	47.7	—
Income and other taxes	37.0	27.3
Contract liabilities	30.0	29.9
Derailments, personal injury and other claim provisions	27.5	30.8
Interest payable	26.2	26.2
Short-term operating lease liability	22.3	24.6
Dividends payable	—	40.2
Other	26.0	34.0
Accounts payable and accrued liabilities	$479.7	$470.0

Note 9. Fair Value Measurements
The Company’s assets and liabilities recognized at fair value have been categorized based upon a fair value hierarchy as described in Note 2, Significant Accounting Policies. As of December 31, 2021, the Company’s derivative financial instruments are measured at fair value on a recurring basis and consist of foreign currency forward and treasury lock agreements, which are classified as Level 2 valuations. The Company determines the fair value of its derivative financial instrument positions based upon pricing models using inputs observed from actively quoted markets and also takes into consideration the contract terms as well as other inputs, including market currency exchange rates and in the case of option contracts, volatility, the risk-free interest rate and the time to expiration.
The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings. The carrying value of the short-term financial instruments approximates their fair value.
The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The carrying value of the Company’s debt was $3,777.6 million and $3,770.8 million at December 31, 2021 and 2020, respectively. If the Company’s debt were measured at fair value, the fair value measurements of the individual debt instruments would have been classified as Level 2 in the fair value hierarchy.
The fair value of the Company’s financial instruments is presented in the following table (in millions):

	December 31, 2021	December 31, 2020
	Level 2	Level 2
Assets
Treasury lock agreements	$57.4	$35.6
Liabilities
Debt instruments	4,311.1	4,368.6
Foreign currency derivative instruments	1.8	—

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
Credit Risk. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages this risk by limiting its counterparties to large financial institutions which meet the Company’s credit rating standards and have an established banking relationship with the Company. As of December 31, 2021, the Company did not expect any losses as a result of default of its counterparties.
Interest Rate Derivative Instruments. During 2020, the Company executed six 30-year treasury lock agreements with an aggregate notional value of $650.0 million and a weighted-average interest rate of 1.58%. The purpose of the treasury locks is to hedge the U.S. Treasury benchmark interest rate associated with future interest payments related to the anticipated refinancing of the $444.7 million principal amount of 3.00% senior notes due May 15, 2023 (the “3.00% Senior Notes”) and the $200.0 million principal amount of 3.85% senior notes due November 15, 2023 (the “3.85% Senior Notes”). The Company has designated the treasury locks as cash flow hedges and recorded unrealized gains and losses in accumulated other comprehensive income (loss). For the year ended December 31, 2021, the unrealized gain of $57.4 million recognized in accumulated other comprehensive income increased by $21.8 million from the balance at December 31, 2020, reflecting a change in the value of the treasury locks as U.S. treasury rates rose overall during 2021. Upon settlement, the unrealized gain or loss in accumulated other comprehensive income (loss) will be amortized to interest expense over the life of the future underlying debt issuances.
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
Below is a summary of the Company’s 2021, 2020 and 2019 foreign currency derivative contracts (amounts in millions, except Ps./USD):

Foreign currency forward contracts
	Contracts to sell Ps./receive USD					Offsetting contracts to purchase Ps./pay USD
	Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Cash received/(paid) on settlement
Contracts executed in 2021 and outstanding	$270.0	Ps.	5,583.3	Ps.	20.7	—	—		—		—
Contracts executed in 2020 and settled in 2020	$75.0	Ps.	1,555.5	Ps.	20.7	$78.0	Ps.	1,555.5	Ps.	20.0	$(2.9)

	Contracts to purchase Ps./pay USD					Offsetting contracts to sell Ps./receive USD
	Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Cash received/(paid) on settlement
Contracts executed in 2021 and settled in 2021	$100.0	Ps.	1,993.5	Ps.	19.9	$98.1	Ps.	1,993.5	Ps.	20.3	$(1.9)
Contracts executed in 2020 and settled in 2020	$555.0	Ps.	11,254.3	Ps.	20.3	$534.3	Ps.	11,254.3	Ps.	21.1	$(20.7)
Contracts executed in 2019 and settled in 2020	$105.0	Ps.	2,041.2	Ps.	19.4	$108.6	Ps.	2,041.2	Ps.	18.8	$3.6
Contracts executed in 2019 and settled in 2019	$400.0	Ps.	7,892.5	Ps.	19.7	$410.7	Ps.	7,892.5	Ps.	19.2	$10.7
Contracts executed in 2018 and settled in 2019	$20.0	Ps.	410.9	Ps.	20.5	$20.9	Ps.	410.9	Ps.	19.6	$0.9

Foreign currency zero-cost collar contracts
	Notional amount	Cash received/(paid) on settlement
Contracts executed in 2018 and settled in 2019	$120.0		$0.3

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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
The following table presents the fair value of derivative instruments included in the consolidated balance sheets at December 31 (in millions):

	Derivative Assets
	Balance Sheet Location	2021	2020
Derivatives designated as hedging instruments:
Treasury lock agreements	Other assets	$57.4	$35.6
Total derivatives designated as hedging instruments		57.4	35.6
Total derivative assets		$57.4	$35.6

	Derivative Liabilities
	Balance Sheet Location	2021	2020
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued liabilities	$1.8	—
Total derivatives not designated as hedging instruments		1.8	—
Total derivative liabilities		$1.8	—

The following table summarizes the gross and net fair value of derivative liabilities (in millions):

As of December 31, 2021	Gross Liabilities	Gross Assets	Net Amounts Presented in the Consolidated Balance Sheets
Derivatives subject to a master netting arrangement or similar agreement	$2.8	$(1.0)	$1.8
As of December 31, 2020
Derivatives subject to a master netting arrangement or similar agreement	—	—	—

The following tables present the effects of derivative instruments on the consolidated statements of income and consolidated statements of comprehensive income for the years ended December 31 (in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative			Location of Gain/(Loss) Reclassified from AOCI into Income	Amount of Gain/(Loss) Reclassified from AOCI into Income
	2021	2020	2019		2021	2020	2019
Treasury lock agreements	$21.8	$35.6	$(23.8)	Interest expense	$(2.5)	$(2.4)	$(0.2)
Total	$21.8	$35.6	$(23.8)		$(2.5)	$(2.4)	$(0.2)

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		2021	2020	2019
Foreign currency forward contracts	Foreign exchange gain (loss)	$(3.7)	$(22.5)	$14.1
Total		$(3.7)	$(22.5)	$14.1

See Note 9, Fair Value Measurements, for the determination of the fair values of derivatives.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
Note 11. Short-Term Borrowings
Commercial Paper. The Company’s commercial paper program generally serves as the primary means of short-term funding. As of December 31, 2021, and 2020, KCS had no commercial paper outstanding. For the years ended December 31, 2021, 2020 and 2019, commercial paper borrowings were outstanding for less than 90 days and the related activity is presented on a net basis in the consolidated statements of cash flows.

Note 12. Long-Term Debt
Long-term debt at December 31 (in millions):

	2021			2020
	Principal	Unamortized Discount and Debt Issuance Costs	Net	Principal	Unamortized Discount and Debt Issuance Costs	Net
Revolving credit facilities, variable interest rate, due 2024	$—	$—	$—	$—	$—	$—
KCS 3.00% senior notes, due 2023	439.1	1.0	438.1	439.1	1.7	437.4
KCS 3.85% senior notes, due 2023	199.2	0.5	198.7	199.2	0.8	198.4
KCS 3.125% senior notes, due 2026	250.0	1.7	248.3	250.0	2.0	248.0
KCS 2.875% senior notes, due 2029	425.0	3.4	421.6	425.0	3.8	421.2
KCS 4.30% senior notes, due 2043	448.7	8.1	440.6	448.7	8.5	440.2
KCS 4.95% senior notes, due 2045	499.2	6.7	492.5	499.2	6.9	492.3
KCS 4.70% senior notes, due 2048	500.0	5.6	494.4	500.0	5.8	494.2
KCS 3.50% senior notes, due 2050	550.0	10.4	539.6	550.0	10.8	539.2
KCS 4.20% senior notes, due 2069	425.0	6.8	418.2	425.0	6.9	418.1
KCSR 3.85% to 4.95% senior notes, due through 2045	2.7	—	2.7	2.7	—	2.7
KCSM 3.00% senior notes, due 2023	5.6	—	5.6	5.6	—	5.6
RRIF loans 2.96% to 4.29%, due serially through 2037	62.0	0.3	61.7	66.2	0.4	65.8
Finance lease obligations, due serially to 2025	15.4	—	15.4	7.5	—	7.5
Other debt obligations	0.2	—	0.2	0.2	—	0.2
Total	3,822.1	44.5	3,777.6	3,818.4	47.6	3,770.8
Less: Debt due within one year	8.8	—	8.8	6.4	—	6.4
Long-term debt	$3,813.3	$44.5	$3,768.8	$3,812.0	$47.6	$3,764.4
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
Borrowings under the Revolving Credit Facility bear interest at floating rates. Depending on the Company’s credit rating, the margin that KCS would pay above the London Interbank Offered Rate (“LIBOR”) at any point is between 1.000% and 1.750%. As of December 31, 2021, the margin was 1.25% based on KCS’s current credit rating.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
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
As of December 31, 2021 and 2020, KCS had no outstanding borrowings under the revolving credit facility.
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
Senior notes are redeemable at the issuer’s option, in whole or in part, at any time, by paying the greater of either 100% of the principal amount to be redeemed and a formula price based on interest rates prevailing at the time of redemption and time remaining to maturity, plus, in each case, accrued interest thereon to, but excluding the redemption date. In addition, KCSM’s senior notes are redeemable, in whole but not in part, at KCSM’s option at any time at a redemption price of 100% of their principal amount, plus any accrued unpaid interest in the event of certain changes in the Mexican withholding tax rate.
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
Debt Covenants Compliance
The Company was in compliance with all of its debt covenants as of December 31, 2021.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
Other Debt Provisions
Certain loan agreements and debt instruments entered into or guaranteed by the Company and its subsidiaries provide for default in the event of a specified change in control of the Company or particular subsidiaries of the Company.
Debt Maturities
Minimum annual payments for debt maturities are as follows (in millions):

Years	Long-Term Debt	Net Present Value Finance Leases	Total
2022	$4.3	$4.5	$8.8
2023	649.2	4.6	653.8
2024	4.6	2.4	7.0
2025	5.0	2.2	7.2
2026	255.0	1.7	256.7
Thereafter	2,888.6	—	2,888.6
Total	$3,806.7	$15.4	$3,822.1

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
Mexican Fuel Excise Tax Credit (“IEPS credit”). Fuel purchases in Mexico are subject to an excise tax that is included in the price of fuel. Through April 29, 2019, the Company was eligible for a credit for the excise tax included in the price of fuel that is purchased and consumed in locomotives and certain work equipment in Mexico. On April 29, 2019, the Servicio de Administración Tributaria (the “SAT”), the Mexican equivalent of the IRS, published the Miscellaneous Fiscal Resolution for 2019 (“2019 Resolution”), which eliminated the Company’s eligibility for the IEPS credit effective beginning April 30, 2019. During the period of eligibility in 2019, the Company generated IEPS credits resulting in a $12.8 million net tax benefit, which was recognized as a reduction to income tax expense within the consolidated statements of income for the year ended December 31, 2019.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
Tax Expense. Income tax expense consists of the following components (in millions):

	2021	2020	2019
Current:
Federal	$18.1	$(1.9)	$22.3
State and local	2.7	1.6	1.8
Foreign	167.1	155.0	170.4
Total current	187.9	154.7	194.5
Deferred:
Federal	21.2	49.4	27.5
State and local	(1.6)	13.8	14.8
Foreign	3.6	(13.8)	10.8
Total deferred	23.2	49.4	53.1
Total income tax expense	$211.1	$204.1	$247.6
Income before income taxes consists of the following (in millions):

	2021	2020	2019
Income before income taxes:
U.S.	$148.6	$329.0	$250.3
Foreign	589.5	494.2	538.1
Total income before income taxes	$738.1	$823.2	$788.4
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 follow (in millions):

	2021	2020
Assets:
Reserves not currently deductible for tax	$42.5	$44.6
Compensation and benefits	28.0	24.7
Tax credit and loss carryovers	26.4	25.4
Lease liability	19.4	19.7
Other	6.5	12.6
Gross deferred tax assets before valuation allowance	122.8	127.0
Valuation allowance	(7.3)	(3.5)
Net deferred tax assets	115.5	123.5
Liabilities:
Property	(1,253.0)	(1,233.8)
Investments	(56.0)	(54.9)
Other	(20.2)	(20.2)
Gross deferred tax liabilities	(1,329.2)	(1,308.9)
Net deferred tax liability	$(1,213.7)	$(1,185.4)

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
Tax Rates. Differences between the Company’s effective income tax rate and the U.S. federal statutory income tax rate of 21% follow (in millions):

	2021		2020		2019
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Income tax expense using the statutory rate in effect	$155.0	21.0%	$172.9	21.0%	$165.6	21.0%
Tax effect of:
Difference between U.S. and foreign tax rate	51.9	7.0%	44.1	5.4%	47.6	6.0%
Share-based compensation	(25.2)	(3.4%)	(4.6)	(0.6%)	(2.4)	(0.3%)
Non-deductible executive compensation	14.7	2.0%	1.8	0.2%	1.3	0.2%
Non-deductible transaction costs	14.0	1.9%	—	—	—	—
Tax credits	(11.7)	(1.6%)	(13.8)	(1.7%)	(16.8)	(2.1%)
Inflation	(10.4)	(1.4%)	(4.9)	(0.6%)	(7.5)	(1.0%)
Withholding tax	8.5	1.2%	9.9	1.2%	9.5	1.2%
Foreign exchange (i)	5.9	0.8%	(3.4)	(0.4%)	35.9	4.6%
Global intangible low-taxed income (“GILTI”) tax, net	0.4	0.1%	(14.5)	(1.8%)	2.7	0.3%
State and local income tax provision, net	0.2	—	12.5	1.5%	11.5	1.5%
Mexican fuel excise tax credit, net (ii)	—	—	—	—	(12.8)	(1.6%)
Other, net	7.8	1.0%	4.1	0.6%	13.0	1.6%
Income tax expense	$211.1	28.6%	$204.1	24.8%	$247.6	31.4%
_____________________
(i)The Company’s Mexican subsidiaries have net U.S. dollar-denominated monetary liabilities which, for Mexican income tax purposes, are subject to periodic revaluation based on changes in the value of the Mexican peso against the U.S. dollar. This revaluation creates fluctuations in the Company’s Mexican income tax expense in the consolidated statements of income and the amount of income taxes paid in Mexico. The Company also has net monetary assets denominated in Mexican pesos, that are subject to periodic re-measurement and settlement that creates fluctuations in foreign currency gains and losses in the consolidated statements of income. The Company hedges its net exposure to variations in earnings by entering into foreign currency forward contracts. The foreign currency forward contracts involve the Company’s agreement to buy or sell pesos at an agreed-upon exchange rate on a future date. Refer to to Item 8, Financial Statements and Supplementary Data — Note 10, Derivative Instruments for further information.
(ii)Not eligible for Mexican fuel excise tax credit subsequent to April 30, 2019. See previous discussion within footnote.
Difference Attributable to Foreign Investments. The Company asserts that all foreign earnings will be indefinitely reinvested to the extent of local needs and earnings that would be distributed in a taxable manner. The Company therefore intends to limit distributions to earnings previously taxed in the U.S., or earnings that would qualify for the 100 percent dividends received deduction and earnings that would not result in any significant foreign taxes. Therefore, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries.
Tax Carryovers. The Company has both U.S. federal and state net operating losses which are carried forward indefinitely for federal tax purposes and from 10 to 20 years for state purposes. Both the federal and state loss carryovers are analyzed each year to determine the likelihood of realization. The U.S. federal loss carryover at December 31, 2021, was $23.6 million. The state loss carryovers arise from both combined and separate tax filings from as early as 1999 and may expire as early as December 31, 2022 and as late as December 31, 2041. The state loss carryover at December 31, 2021 was $345.2 million resulting in a state deferred tax asset of $20.1 million.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
The Mexico federal loss carryovers at December 31, 2021, were $9.6 million and, if not used, will begin to expire in 2026. A deferred tax asset was recognized in prior periods for the expected future tax benefit of these losses which will be carried forward to reduce only Mexican income tax payable in future years.
The valuation allowance for deferred tax assets as of December 31, 2021 and 2020, was $7.3 million and $3.5 million, respectively, primarily attributable to state net operating loss carryovers. The Company believes it is more likely than not that reversals of existing temporary differences that will produce future taxable income and the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of valuation allowances, related to loss carryovers.
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

	2021	2020
Balance at January 1,	$2.2	$2.2
Additions for tax positions of prior years	—	—
Balance at December 31,	$2.2	$2.2
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
Tax Contingencies. Tax returns filed in the U.S. for periods after 2015 and in Mexico for periods after 2012 remain open to examination by the taxing authorities. The IRS has initiated an examination of the 2017 deemed mandatory repatriation tax included in the 2017 U.S. federal tax return and an examination of the 2016 U.S. federal tax return. The SAT has initiated examinations of the KCSM 2013 through 2020 Mexico tax returns and the Financiera Inspira, S.A. de C.V. SOFOM, E.N.R. 2016 and 2017 Mexico tax returns. The Company does not expect that these examinations will have a material impact on the consolidated financial statements. During the first quarter of 2017, the Company received audit assessments from the SAT for the KCSM 2009 and 2010 Mexico tax returns. In 2017, the Company commenced administrative actions with the SAT. During the first quarter of 2018, the audit assessments were nullified by the SAT. In the third quarter of 2018, the SAT issued new assessments and the Company filed administrative appeals with the SAT. The Company believes that it has strong legal arguments in its favor and it is more likely than not that it will prevail in any challenge of the assessments.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
Refundable Mexican Value Added Tax. KCSM is not required to charge its customers VAT on international import or export transportation services, resulting in KCSM paying more VAT on its expenditures than it collects from customers. These excess VAT payments are refundable by the Mexican government. Prior to 2019, Mexican companies could offset their monthly refundable VAT balance with other tax obligations. In January 2019, Mexico tax reform eliminated the ability to offset other tax obligations with refundable VAT. Since January 2019, KCSM has generated a refundable VAT balance and filed refund claims with the SAT which have not been paid. KCSM has prior favorable Mexican court decisions and a legal opinion supporting its right under Mexican law to recover the refundable VAT balance from the Mexican government and believes the VAT to be fully recoverable.
In November 2021, changes to the VAT law were effective beginning January 1, 2022 that reduce the recoverability of VAT paid by KCSM on its expenditures that support international import transportation service revenues that are not subject to a VAT charge. As a result of the law change, in general, beginning in 2022, KCSM is changing its service offering for these services in a manner that either requires VAT to be charged to customers on KCSM’s transportation service revenue, or the imposition by KCSM of a rate increase to offset the incremental expense of the unrecoverable VAT. As of December 31, 2021 and 2020, the KCSM refundable VAT balance was $152.2 million and $103.1 million, respectively. In the fourth quarter of 2021, $78.0 million of the refundable VAT balance was reclassified from a long-term asset to a short-term asset, which represents the estimated amount of VAT to be collected from customers and payable to the Mexican government in 2022 that will reduce the VAT receivable balance from the Mexican government.

Note 14. Stockholder(s)’ Equity
Information regarding the Company’s capital stock at December 31 follows:

	Shares Authorized		Shares Issued
	2021	2020	2021	2020
$25 par, 4% noncumulative, preferred stock	—	840,000	—	649,736
$1 par, preferred stock	—	2,000,000	—	—
$0.01 par, common stock	100	400,000,000	100	123,352,185
Shares outstanding at December 31:

	2021	2020
$25 par, 4% noncumulative, preferred stock	—	215,199
$0.01 par, common stock	100	91,047,107
Merger Agreement. As disclosed in Note 3, Merger Agreement, the merger transaction was completed through a series of mergers as outlined in the Merger Agreement. These mergers ultimately resulted in KCS being merged with and into Surviving Merger Sub, a wholly owned subsidiary of CP, with Surviving Merger Sub continuing as the surviving entity. On December 14, 2021, the merger of KCS and Surviving Merger Sub was accounted for as a recapitalization of KCS’s equity. Pursuant to the Merger Agreement, KCS’s issued and outstanding common stock and preferred stock was replaced by the common stock of Surviving Merger Sub, which consisted of 100 issued and outstanding shares at $0.01 par value with the remaining difference being reclassified to additional paid-in capital. Upon final control approval from the STB, the transaction will be accounted for as a business combination using the acquisition method of accounting.
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
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
The terms of ASR agreements entered into during 2020 under the 2019 Program, structured as outlined above, were as follows:

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
During 2021, KCS received 233,402 shares of common stock as final settlement of the forward contracts totaling $75.0 million under the ASR agreements entered into during October 2020 under the 2019 Program. The final weighted-average price per share of the shares repurchased under these ASR agreements was $191.75. The excess of repurchase price over par value was allocated between additional paid-in capital and retained earnings.
The Company terminated its share repurchase program upon entering into its initial merger agreement with CP in March 2021.
Treasury Stock. Shares of common stock in treasury and related activity follow:

	2021	2020	2019
Balance at beginning of year	32,305,078	27,236,516	22,455,507
Shares repurchased	233,402	5,350,976	5,076,530
Shares issued to fund stock option exercises	(189,775)	(133,951)	(109,560)
Employee stock purchase plan shares issued	(41,338)	(51,658)	(72,707)
Nonvested shares issued	(50,127)	(111,003)	(124,031)
Nonvested shares forfeited	16,808	14,198	10,777
Conversion of restricted shares to cash	25,049	—	—
Recapitalization of equity	(32,299,097)	—	—
Balance at end of year	—	32,305,078	27,236,516
Cash Dividends on Common Stock. The following table presents the amount of cash dividends declared per common share by the Company’s Board of Directors on the Company’s historical common stock prior to the merger:

	2021	2020	2019
Cash dividends declared per common share	$1.62	$1.64	$1.48

Note 15. Share-Based Compensation
On May 4, 2017, the Company’s stockholders approved the Kansas City Southern 2017 Equity Incentive Plan (the “2017 Plan”). Upon approval, the Company ceased issuing awards under the Kansas City Southern 2008 Stock Option and Performance Award Plan (the “2008 Plan”). The Board of Directors and its Compensation and Organization Committee had

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
previously adopted the 2017 Plan, subject to stockholder approval, on January 26, 2017, and February 17, 2017, respectively. The 2017 Plan provided for the granting of up to 3,750,000 shares of the Company’s common stock to eligible persons as defined in the 2017 Plan. Outstanding equity awards granted under the 2008 Plan and the 2017 Plan (the “Plans”) were governed by the terms and conditions of each individual plan and the related award agreements. In March 2021, pursuant to the merger agreement in affect at that time, the number of share available to grant from the 2017 Plan was limited to a pool of 64,051 shares to be granted in the form of restricted share awards with a vesting period of not less than 1 year. The pool expired in August 2021 and no further awards were granted. In December 2021, upon the effective date of the merger, the 2017 Plan was terminated.
On December 14, 2021, upon CP’s acquisition of the Company’s common stock per the Merger Agreement, the vesting of certain unvested share-based compensation arrangements of the Company was accelerated. These awards included unvested restricted shares awarded prior to the initial merger announcement on March 21, 2021, and unvested options, which were cash settled at the Merger Consideration value less the option’s exercise price. Unvested restricted shares awarded after the initial announcement of the merger on March 21, 2021, were replaced with a fixed, cash-based award that entitled the holder thereof, upon vesting at the end of the requisite service period, to receive an amount in cash equal to the Merger Consideration. Unvested performance share awards were replaced with a fixed, cash-based award that entitles the holder thereof, upon vesting at the end of the award’s original, three-year requisite service period, to receive an amount in cash equal to the Merger Consideration value of $301.20 for each performance share award held multiplied by the maximum performance factor of 200% of the original target award. In the fourth quarter of 2021, the Company recognized $55.9 million of compensation expense from the accelerated vesting, increase in fair value and replacement of awards into a fixed, cash-based award in merger costs, net within the consolidated statements of income.
Stock Options. The exercise price for options granted under the Plans equaled the closing market price of the Company’s stock on the date of grant. Options generally had a 3-year vesting period and were exercisable over the 10-year contractual term. The grant date fair value was recorded to expense on a straight-line basis over the vesting period.
The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used were as follows:

	2021	2020	2019
Expected dividend yield	0.83%	1.04%	1.33%
Expected volatility	30.86%	26.07%	26.38%
Risk-free interest rate	0.74%	1.27%	2.64%
Expected term (years)	6.0	5.7	5.7
Weighted-average grant date fair value of stock options granted	$58.74	$37.79	$27.70
The expected dividend yield was calculated as the ratio of dividends paid per share of common stock to the stock price on the date of grant. The expected volatility was based on the historical volatility of the Company’s stock price over a term equal to the estimated life of the options. The risk-free interest rate was determined based on U.S. Treasury rates for instruments with terms approximating the expected term of the options granted, which represents the period of time the awards are expected to be outstanding and based on the historical experience of similar awards.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share

Options outstanding at December 31, 2020	571,948	$109.46
Granted	57,253	211.10
Exercised	(189,775)	84.82
Forfeited or expired	(17,272)	162.67
Settled under the Merger Agreement	(422,154)	$123.09
Options outstanding at December 31, 2021	—	$—

Exercisable at December 31, 2021	—	$—
Compensation cost, excluding the cost recognized in connection with the merger, of $3.9 million, $4.0 million, and $3.6 million was recognized for stock option awards for the years ended December 31, 2021, 2020, and 2019, respectively. The total income tax benefit recognized in the consolidated statements of income was $0.9 million, $1.0 million, and $0.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Upon CP’s acquisition of the Company’s common stock per the Merger Agreement, the unvested stock options were fully vested, and the Company recognized an additional $12.3 million in merger costs, net within the consolidated statements of income for the acceleration of vesting and the increase in fair value of the awards to the Merger Consideration of $301.20 less the applicable option’s exercise price. The outstanding and unexercised options at the acquisition date were then cash settled by the Company for approximately $75.2 million prior to December 31, 2021, with a corresponding reduction to additional paid-in capital. The income tax benefit recognized within the consolidated statements of income from cash settling the stock options was $15.6 million.
Additional information regarding stock option exercises appears in the table below (in millions):

	2021	2020	2019
Aggregate grant-date fair value of stock options vested	$8.5	$3.7	$3.0
Intrinsic value of stock options exercised	34.9	13.9	7.2
Cash received from option exercises	19.9	9.9	7.0
Tax benefit from options exercised during the annual period	7.8	3.5	1.8
Nonvested Stock. The Plans provided for the granting of nonvested stock awards to officers and other designated employees. The grant date fair value was based on the closing market price on the date of the grant. These awards are subject to forfeiture if employment terminates during the vesting period, which is generally 1 year or 5 years of vesting for employees. Awards granted to the Company’s directors vested immediately on date of grant. The grant date fair value of nonvested shares was recognized to compensation expense on a straight-line basis over the vesting period.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
A summary of nonvested stock activity is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value

Nonvested stock at December 31, 2020	194,031	$119.35
Granted	63,085	248.88
Vested	(215,259)	136.32
Forfeited	(16,808)	158.81
Replaced with cash liability awards	(25,049)	$299.63
Nonvested stock at December 31, 2021	—	$—
The fair value (at vest date) of shares vested during the years ended December 31, 2021, 2020, and 2019 was $59.2 million, $15.3 million, and $15.2 million, respectively. The income tax benefit recognized for the shares vested during 2021 was $13.1 million.
The weighted-average grant date fair value of nonvested stock granted during 2021, 2020, and 2019 was $248.88, $147.82 and $114.69, respectively. Compensation cost for nonvested stock, excluding the cost recognized in connection with the Merger Agreement was $9.8 million, $10.5 million, and $10.7 million for the years ended December 31, 2021, 2020, and 2019, respectively. The total income tax benefit recognized within the consolidated statements of income was $2.4 million for the year ended December 31, 2021, and $2.6 million for both the years ended 2020, and 2019.
For the nonvested stock granted prior to March 21, 2021, the awards were fully vested on December 3, 2021, at a price of $290.71 per share. The grantee received KCS common shares, net of shares withheld for taxes, based on the $290.71 price per share for each nonvested share held at that date. The acceleration of vesting resulted in $9.6 million of additional expense recognized in merger costs, net within the consolidated statements of income. The income tax benefit recognized from the acceleration of vesting was $2.4 million. Upon CP’s acquisition of the Company’s common stock per the Merger Agreement, the grantee received the per share Merger Consideration value for each KCS common share held. For the nonvested stock granted after March 21, 2021, each nonvested share was replaced with a cash-based award that entitles the holder to receive a fixed amount in cash equal to the Merger Consideration value of $301.20 upon rendering of the requisite service. The remaining unamortized expense of $5.3 million will be recognized to merger costs on a straight-line basis over the remaining vesting period, which is through 2026 and is subject to the terms of the original award agreement as modified by the Merger Agreement.
Performance Based Awards. The Company granted performance based nonvested stock awards during 2021 (the “2021 Awards”), 2020 (the “2020 Awards”) and 2019 (the “2019 Awards”). The awards granted provided a target number of shares that generally vest at the end of a 3-year requisite service period following the grant date. In addition to the service condition, the number of nonvested shares to be received depended on the attainment of defined Company-wide performance goals based on operating ratio (“OR”) and return on invested capital (“ROIC”) over a 3-year performance period. The awards were also subject to a revenue growth multiplier based on a 3-year performance period calculated as defined in the related award agreement that can range from 80% to 120% of the award earned based on the OR and ROIC achieved. The number of nonvested shares ultimately earned would range between zero to 200% of the target award.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
A summary of performance based nonvested stock activity at target is as follows:

	Target Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested stock, at December 31, 2020	140,560	$124.98
Granted	37,650	211.10
Vested	(52,878)	114.11
Forfeited	(11,698)	169.44
Replaced with a cash liability awards	(113,634)	$155.02
Nonvested stock, at December 31, 2021	—	$—
_____________________
The weighted-average grant date fair value of performance based nonvested stock granted during 2021, 2020 and 2019 was $211.10, $157.75 and $110.13, respectively. The Company expensed the grant date fair value of the awards which were probable of being earned over the performance periods. Compensation cost on performance based awards, excluding the cost recognized in connection with the Merger Agreement was $10.1 million, $8.6 million and $8.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. Total income tax benefit recognized within the consolidated statements of income for performance based awards was $2.5 million, $2.1 million and $2.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The fair value (at vest date) of shares vested for the years ended December 31, 2021, 2020 and 2019 was $11.7 million, $7.8 million, and $5.7 million, respectively.
Upon CP’s acquisition of the Company’s common stock per the Merger Agreement, the unvested performance share awards were replaced with a fixed, cash-based award that entitles the holder thereof, upon vesting at the end of the award’s original, three-year requisite service period, to receive an amount in cash equal to the Merger Consideration value of $301.20 for each performance share award held multiplied by the maximum performance factor of 200% of the original target award. The increase in the fair value of the award and the number of awards to be issued resulted in additional expense of $34.0 million recognized in merger costs, net within the consolidated statements of income for the requisite service that had been provided as of December 31, 2021. The income tax benefit recognized for the additional expense was $10.7 million. The remaining unamortized expense of $16.2 million will be recognized to merger costs over the remaining vesting period, which is through 2024 and is subject to the terms of the original award agreement as modified by the Merger Agreement.
Employee Stock Purchase Plan. The employee stock purchase plan (“ESPP”) provided substantially all U.S. full-time employees of the Company, certain subsidiaries and certain other affiliated entities, with the right to subscribe to an aggregate of 4.0 million shares of common stock of the Company. Under the ESPP, eligible employees could contribute, through payroll deductions, up to 10% of their regular base compensation during six-month purchase periods at a purchase price equal to 85% of the closing market price on either the exercise date or the offering date, whichever was lower. The Company terminated its ESPP program upon entering into its initial merger agreement with CP in March 2021, thus only the January period was offered during 2021 and there were no remaining shares available for future ESPP offerings.
At the end of each purchase period, the accumulated deductions were applied toward the purchase of the Company’s common stock. Both the discount in grant price and the share option purchase price were valued to derive the award’s fair value. The awards vest and the expense was recognized ratably over the offering period.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
The following table summarizes activity related to the various ESPP offerings:

	Exercise Date			Received from Employees(i) In millions
	Date Issued	Purchase Price	Shares Issued

January 2021 offering	July 1, 2021	$170.83	18,046	$3.1
July 2020 offering	January 5, 2021	$122.91	23,292	$2.9
January 2020 offering	July 2, 2020	$126.90	23,709	$3.0
July 2019 offering	January 3, 2020	$104.83	27,949	$2.9
January 2019 offering	July 2, 2019	$81.83	36,735	$3.0
_____________________
(i)Represents amounts received from employees through payroll deductions for share purchases under applicable offering.
The fair value of the ESPP stock purchase rights was estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used for each of the respective periods were as follows:

	Years Ended December 31,
	2021	2020	2019
Expected dividend yield	0.88%	1.07%	1.36%
Expected volatility	18.65%	30.55%	17.43%
Risk-free interest rate	0.05%	1.01%	2.31%
Expected term (years)	0.5	0.5	0.5
Weighted-average grant date fair value	$40.40	$35.14	$21.56
Compensation expense of $0.7 million, $1.7 million, and $1.4 million was recognized for ESPP option awards for the years ended December 31, 2021, 2020, and 2019, respectively.

Note 16. Commitments and Contingencies
Concession Duty. Under KCSM’s 50-year Concession, which could expire in 2047 unless extended, KCSM pays annual concession duty expense of 1.25% of gross revenues. For the year ended December 31, 2021, the concession duty expense, which is recorded within materials and other in operating expenses, was $18.7 million, compared to $17.4 million and $18.9 million for the same periods in 2020 and 2019, respectively.
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
Personal Injury. The Company’s personal injury liability is based on semi-annual actuarial studies performed on an undiscounted basis by an independent third party actuarial firm and reviewed by management. This liability is based on personal injury claims filed and an estimate of claims incurred but not yet reported. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Adjustments to the liability are reflected within operating expenses in the period in which changes to estimates are known. Personal injury claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The personal injury liability as of December 31, 2021, is based on an updated actuarial study of personal injury claims through October 31, 2021, and review of the last two months’ experience. For the years ended December 31, 2021 and 2020, the Company recognized a decrease of $1.4 million and an increase of $9.4 million, respectively, in personal injury liability, due to changes in estimates as a result of the Company’s claims development and settlement experience.
The personal injury liability activity was as follows (in millions):

	2021	2020
Balance at beginning of year	$31.3	$20.9
Accruals	6.3	6.3
Changes in estimate	(1.4)	9.4
Payments	(3.6)	(5.3)
Balance at end of year	$32.6	$31.3
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
predicted with certainty, the Company believes that, when resolved, these disputes will not have a material effect on its consolidated financial statements.
Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness, bankruptcy, insolvency or liquidation of a customer, or weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and its operating results. If the financial condition of the Company’s customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate as of December 31, 2021.
Panama Canal Railway Company (”PCRC”) Guarantees and Indemnities. At December 31, 2021, the Company had issued and outstanding $5.7 million under a standby letter of credit to fulfill its obligation to fund fifty percent of the debt service reserve and liquidity reserve established by PCRC in connection with the issuance of the 7.0% Senior Secured Notes due November 1, 2026 (the “PCRC Notes”). Additionally, KCS has pledged its shares of PCRC as security for the PCRC Notes.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Note 17. Quarterly Financial Data (Unaudited)

	Fourth	Third	Second	First
	(In millions, except per share amounts)
2021
Revenues	$747.8	$744.0	$749.5	$706.0
Operating income (loss) (i)	810.6	251.9	(431.7)	253.0
Net income (loss)	595.1	156.5	(378.0)	153.4
Net income (loss) attributable to Kansas City Southern and subsidiaries	594.5	156.2	(378.5)	153.0

2020
Revenues	$693.4	$659.6	$547.9	$731.7
Operating income (ii)(iii)	262.3	271.5	180.4	288.8
Net income (iv)	166.3	190.2	110.3	152.3
Net income attributable to Kansas City Southern and subsidiaries	165.7	189.8	109.7	151.8
_____________________
(i) During the first, second, third and fourth quarters of 2021, the Company recognized pre-tax net merger costs (income) of $19.3 million, $720.8 million, $36.5 million, and $(512.6) million, respectively, related to the Company’s various merger activities. The large fluctuations between the quarters are driven by the recognition and reversal of merger termination fees. See more details regarding the termination fees in Note 3, Merger Agreement.
(ii) During the first, second and third quarters of 2020, the Company recognized pre-tax restructuring charges of
$6.0 million, $10.5 million and $0.5 million, respectively, within operating expenses related to the Company’s voluntary separation program and the purchase of impaired, leased locomotives.
(iii) During the fourth quarter of 2020, the Company recognized $13.6 million of pre-tax expense within operating expenses related to the write-off of software development costs.
(iv) During the first, second and third quarters of 2020, the Company recognized tax expense of $2.2 million and $2.0 million, and a benefit of $4.2 million, respectively, for GILTI tax expense recognized in the first and second quarters of 2020, and subsequently reversed in the third quarter of 2020 when GILTI regulations were finalized. Additionally, during the third quarter of 2020, the Company recognized a $14.5 million tax benefit for the reversal of 2018 and 2019 GILTI tax expense recognized in prior years’ consolidated financial statements.

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
The following tables provide information by geographic area (in millions):

	Years ended December 31,
	2021	2020	2019
Revenues
U.S.	$1,580.6	$1,388.5	$1,493.5
Mexico	1,366.7	1,244.1	1,372.5
Total revenues	$2,947.3	$2,632.6	$2,866.0

	December 31,
	2021	2020
Property and equipment (including Concession assets), net
U.S.	$5,744.4	$5,594.6
Mexico	3,464.9	3,403.2
Total property and equipment (including Concession assets), net	$9,209.3	$8,997.8

Note 19. Subsequent Events
KCS Dividend to CP
On January 27, 2022, pursuant to the Merger Agreement, KCS paid a cash dividend of $265.0 million to a wholly-owned subsidiary of CP.
Foreign Currency Hedging
At December 31, 2021, the Company had outstanding foreign currency forward contracts with an aggregate notional amount of $270.0 million, which matured during January 2022 and obligated the Company to sell a total of Ps.5,583.3 million at a weighted-average rate of Ps.20.7 to each U.S. dollar. During January 2022, the Company entered into offsetting contracts with an aggregate notional amount of $271.1 million, which matured during January 2022 and obligated the Company to purchase a total of Ps.5,583.3 million at a weighted-average exchange rate of Ps.20.6 to each U.S. dollar, resulting in cash paid of $1.7 million.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
During January 2022, the Company entered into several foreign currency forward contracts with an aggregate notional amount of $110.0 million and maturity dates in January 2023. These contracts obligated the Company to sell a total of Ps.2,426.2 million at a weighted-average exchange rate of Ps.22.1 to each U.S. dollar. During January 2022, as a result of a change in the Company’s currency exposure, the Company entered into offsetting contracts with an aggregate notional amount of $50.5 million, which were settled during January 2022 and obligated the Company to purchase a total of Ps.1,105.3 million at a weighted-average exchange rate of Ps.21.9 to each U.S. dollar, resulting in cash paid of $0.5 million. As of the date of this filing, there were $60.0 million aggregate notional amount of contracts outstanding, which obligate the Company to sell a total of Ps.1,320.9 million at a weighted average exchange rate of Ps.22.0 to each U.S. dollar.
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

Item 9A.Controls and Procedures
(a) Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2021.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at a reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
(c) Internal Control over Financial Reporting
The report of management on the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) is included as “Management’s Report on Internal Control over Financial Reporting” in Item 8, Financial Statements and Supplementary Data.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s financial statements contained herein, also audited the Company’s internal control over financial reporting as of December 31, 2021. The audit report is included in Item 8, Financial Statements and Supplementary Data.

Item 9B.Other Information
None.

Part III

Item 10.Directors, Executive Officers and Corporate Governance
(a) Directors of the Company
The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2021.
(b) Executive Officers of the Company
See “Executive Officers of KCS and Subsidiaries” in Part I, Item 1 of this annual report incorporated by reference herein for information about the executive officers of the Company.
(c) Changes to Shareholder Nominating Procedures
On December 14, 2021, as a result of the merger with CP, CP acquired the outstanding common and preferred stock of KCS. Therefore, the Company is no longer an independent company. Because the Company’s common stock is now wholly owned by the Voting Trust, the Company’s Board of Directors no longer has a formal procedure for stockholders to recommend nominees to the Company’s Board of Directors.
(d) Audit Committee and Audit Committee Financial Experts
The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2021.
(e) Compliance with Section 16(a) of the Exchange Act
The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2021.
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

Item 11.Executive Compensation
The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2021.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2021.
Equity Compensation Plan Information
Refer to Item 8, Financial Statements and Supplementary Data — Note 15, Share-Based Compensation for more information.

Item 13.Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2021.

Item 14.Principal Accountant Fees and Services
The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2021.

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
2.1
Agreement and Plan of Merger, dated as of March 21, 2021, by and among Kansas City Southern, Canadian Pacific Railroad Limited, Cygnus Merger Sub 1 Corporation and Cygnus Merger Sub 2 Corporation, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 22, 2021 (File No. 1-4717), is incorporated herein by reference as Exhibit 2.1.

2.2
Agreement and Plan of Merger, dated as of May 21, 2021, by and among Kansas City Southern, Canadian National Railroad Company and Brooklyn Merger Sub, Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 21, 2021 (File No. 1-4717), is incorporated herein by reference as Exhibit 2.2.

2.3
Agreement and Plan of Merger, dated as of September 15, 2021, by and among Kansas City Southern, Canadian Pacific Railroad Limited, Cygnus Merger Sub 1 Corporation and Cygnus Merger Sub 2 Corporation, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 15, 2021 (File No. 1-4717), is incorporated herein by reference as Exhibit 2.3.

3.1
Amended and Restated Certificate of Incorporation of Kansas City Southern, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on December 14, 2021 (File No. 1-4717), is incorporated herein by reference as Exhibit 3.1.

3.2
Kansas City Southern Bylaws, amended and restated as of December 14, 2021, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 14, 2021 (File No. 1-4717), is incorporated herein by reference as Exhibit 3.2.

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

4.2.2
Second Supplemental Indenture, dated December 14, 2021, among KCSR, the Company, Cygnus Merger Sub 1 Corporation, the Guarantors and the U.S. Bank National Association, as trustee and paying agent, is attached to this Form 10-K as Exhibit 4.2.2.

Exhibit	Description
4.2.3
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

4.4.3
Second Supplemental Indenture, dated December 14, 2021, among KCSR, the Company, Cygnus Merger Sub 1 Corporation, the Guarantors and U.S. Bank National Association, as trustee and paying agent, is attached to this Form 10-K as Exhibit 4.4.3.

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

4.5.4
Third Supplemental Indenture, dated December 14, 2021, among KCSR, the Company, Cygnus Merger Sub 1 Corporation, the Note Guarantors and U.S. Bank National Association, as trustee, is attached to this Form 10-K as Exhibit 4.5.4.

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

Exhibit	Description
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

4.6.15
Twelfth Supplemental Indenture, dated December 14, 2021, among the Company, Cygnus Merger Sub 1 Corporation, the Note Guarantors and U.S. Bank National Association, as trustee, is attached to this Form 10-K as Exhibit 4.6.15.

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

10.5.1*	Kansas City Southern Executive Deferred Compensation Plan Amendment No. 1, dated November 2, 2021, is attached to this Form 10-K as Exhibit 10.5.1.

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

Exhibit	Description
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

10.9
Trackage Rights Agreement, dated February 9, 2010, between KCSM and Ferromex, filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2010, filed on April 27, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.9.††

10.10
Form of Loan Agreement between Locomotives Structured Holdings LLC (as successor by assignment from General Electric Capital Corporation) and KCSM, dated September 1, 2011, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2011, filed on October 21, 2011 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.10.

10.11
Financing Agreement dated as of February 21, 2012, between The Kansas City Southern Railway Company and the United States of America represented by the Secretary of Transportation acting through the Administrator of the Federal Railroad Administration, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 22, 2012 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.11.

10.11.1
Amendment, Consent and Waiver to Financing Agreement, dated as of December 31, 2021, between The Kansas City Southern Railway Company and the United States Department of Transportation, an agency of the United States of America, acting by and through the Executive Director of the Build America Bureau, is attached to this Form 10-K as Exhibit 10.11.1.

10.12
Financing Agreement between The Texas-Mexican Railway Company and the Federal Railroad Administration, dated June 28, 2005, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on August 15, 2005 (File No. 1-04717), are incorporated herein by reference as Exhibit 10.12.

10.12.1
Pledge Agreement between Mexrail, Inc. and the Federal Railroad Administration, and Guaranty of Mexrail, Inc. in favor of the Federal Railroad Administration, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on August 15, 2005 (File No. 1-04717), are incorporated herein by reference as Exhibit 10.12.1.

10.12.2
Agreement No. 1 to Amend Financing Agreement, Guaranty Agreement and Issue a Waiver, dated as of February 16, 2007, among the United States of America, represented by the Secretary of Transportation acting through the Administrator of the Federal Railroad Administration, the Company, and The Texas Mexican Railway Company, is attached to this Form 10-K as Exhibit 10.12.2.

10.12.3
Amendment and Consent to Financing Agreement, dated as of December 31, 2021, between The Texas Mexican Railway Company, and the United States Department of Transportation, an agency of the United States of America, acting by and through the Executive Director of the Build America Bureau, is attached to this Form 10-K as Exhibit 10.12.3.

10.13
Credit Agreement, dated March 8, 2019, among the Company, the guarantors party thereto, the various financial institutions and other persons from time to time parties thereto as lenders, Bank of America, N.A., as administrative agent, Citibank, N.A., JPMorgan Chase Bank, N.A., U.S. Bank National Association and Wells Fargo Bank, National Association, as co-syndication agents and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citibank, N.A., JPMorgan Chase Bank, N.A., U.S. Bank National Association and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunning managers, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 11, 2019 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.13.

10.13.1
Letter waiver, dated as of September 30, 2021, among the Company, the guarantors party thereto, the financial institutions party thereto and Bank of America, N.A., as administrative agent, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on October 19, 2021, is incorporated herein by reference as Exhibit 10.13.1.

10.13.2
Assumption Agreement and Joinder dated as of December 14, 2021, among the Company, Cygnus Merger Sub 1 Corporation, and Bank of America, N.A. as administrative agent, is attached to this Form 10-K as Exhibit 10.13.2.

Exhibit	Description

10.14*
Form of Executive Arbitration Agreement with the Company’s executive officers, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on July 21, 2017 (File No. 1-04717), is incorporated herein by reference as Exhibit 10.14.

10.15*
Form of Severance Agreement (CEO Version, which the Company has entered into with Patrick J. Ottensmeyer), filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2019 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.15.

10.16*
Form of Severance Agreement (Officer Version, which the Company has entered into with each of Michael W.Upchurch, Jeffrey M. Songer, Brian D. Hancock, and Michael J. Naatz),filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 21, 2019 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.16.

10.17*
Kansas City Southern 2017 Equity Incentive Plan, effective May 4, 2017 (the “2017 Plan”), filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2017 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.17.

10.17.1*
Form of Non-Qualified Stock Option, Restricted Share and Performance Share Award Agreement under the 2017 Plan for the 2019 Long-Term Incentive Program, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 11, 2019 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.17.1.

10.17.2*	Form of Non-Qualified Stock Option, Restricted Share and Performance Award Agreement under the 2017 Plan for the 2020 Long-Term Incentive Program, is attached to this Form 10-K as Exhibit 10.17.2.

10.17.3*
Form of Non-Qualified Stock Option, Restricted Share and Performance Award Agreement under the 2017 Plan for the 2021 Long-Term Term Incentive Program, is attached to this Form 10-K as Exhibit 10.17.3.

10.18*
Form of Letter Agreement, dated September 15, 2021, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 15, 2021 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.18.

10.19*	Form of Retention Award Agreement, dated September 2021, is attached to this Form 10-K as Exhibit 10.19.

10.20
Confidential Separation Agreement and Full and General Release, dated June 8, 2021, by and between The Kansas City Southern Railway Company and Brian Hancock, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 11, 2021 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.20

21.1	Subsidiaries of the Company

22.1
List of Issuers and Guarantor Subsidiaries, filed as Exhibit 22.1 to the Company’s Form 10-Q for the quarter ended March 31, 2020, filed on April 17, 2020 (File No. 1-4717), is incorporated herein by reference as Exhibit 22.1.

24.1	Power of Attorney (contained in the signature page herein).

31.1	Certification of Patrick J. Ottensmeyer, Chief Executive Officer of the Company, is attached to this Form 10-K as Exhibit 31.1.

31.2	Certification of Michael W. Upchurch, Chief Financial Officer of the Company, is attached to this Form 10-K as Exhibit 31.2.

32.1	Certification of Patrick J. Ottensmeyer, Chief Executive Officer of the Company, furnished pursuant to 18 U.S.C. Section 1350, is attached to this Form 10-K as Exhibit 32.1, furnished herewith.

32.2	Certification of Michael W. Upchurch, Chief Financial Officer of the Company, furnished pursuant to 18 U.S.C. Section 1350, is attached to this Form 10-K as Exhibit 32.2, furnished herewith.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit	Description

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).

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
February 1, 2022
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 1, 2022.

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