Form 10-K/A
period 2021-12-31
KANSAS CITY SOUTHERN
filed 2022-04-04
CIK 54480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file
number: 1-4717

KANSAS CITY SOUTHERN
(Exact name of registrant as specified in its charter)

Delaware	87-3883291
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

427 West 12th Street Kansas City, Missouri	64105
(Address of principal executive offices)	(Zip Code)
816.983.1303
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Preferred Stock, Par Value $25 Per Share, 4%, Noncumulative	*	*
Common Stock, $.01 Per Share Par Value	*	*

*	See Explanatory Note
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
of the registrant was $25.63 billion as of June 30, 2021. There were 100 shares of $.01 par common stock outstanding as of January 31, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Name: PricewaterhouseCoopers LLP	Auditor Location: Kansas City, Missouri	PCAOB ID Number: 238

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
This Amendment No. 1 on
Form 10-K/A amends
the Annual Report on Form
10-K
of Kansas City Southern (the “Company”) for the fiscal year ended December 31, 2021 (“2021 Form
10-K”),
originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 1, 2022.
In reliance upon and as permitted by Instruction G(3) to Form
10-K,
the Company is filing this Amendment No. 1 on Form
10-K/A
to include in the 2021 Form
10-K
the Part III information not previously included in the 2021 Form
10-K. This
Amendment No. 1 on Form
10-K/A
consists solely of the preceding cover page, this explanatory note, the information required by Part III, Items 10, 11, 12, 13, and 14 of
Form 10-K, a
signature page and certifications required to be filed as exhibits. We are amending Part IV solely to add those certifications.
No attempt has been made in this Amendment No. 1 on Form
10-K/A
to modify or update the other disclosures presented in the 2021 Form
10-K.
This Amendment No. 1 on Form
10-K/A
does not reflect events occurring after the filing of the 2021 Form
10-K.
Accordingly, this Amendment No. 1 on Form
10-K/A
should be read in conjunction with the 2021 Form
10-K
and the Company’s other filings with the SEC.
In this Amendment No. 1 on Form
10-K/A,
we also refer to Kansas City Southern as “KCS” or the “Company.” Unless otherwise indicated herein, all page references contained in this Amendment No. 1 on
Form 10-K/A are
to the pages of this Amendment No. 1 on
Form 10-K/A, and
not to the 2021
Form 10-K.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance
DIRECTORS OF THE COMPANY
Below is biographical information for each director who serves on the Company’s Board of Directors. Each director was elected to serve for a one-year
term.

Lydia I. Beebe
Principal, LIBB Advisors, LLC

Age
: 69
Director Since
: 2017
Committees
: Compensation & Organization; Nominating & Corporate Governance

Experience
: Principal, LIBB Advisors, LLC, a corporate governance consulting firm; Senior Of Counsel, Wilson Sonsini Goodrich & Rosati PC from 2015 to 2017; Chief Corporate Governance Officer and Corporate Secretary, Chevron Corp., an energy company, from 1995 to 2015

Qualifications
: Ms. Beebe currently serves as the Principal of LIBB Advisors. She formerly served as Senior Of Counsel with the law firm of Wilson Sonsini Goodrich & Rosati, advising clients on a wide range of corporate governance issues, and as co-chair
of the Stanford Institutional Investors Forum at Stanford Law School. She was the Chief Governance Officer for Chevron Corp. from 1995 to 2015 and served in various other legal roles since 1977. During this time, she gained valuable skills relating to executive leadership at a large publicly-traded company, including corporate governance matters that are important to our stockholders. She has extensive experience in a wide array of legal challenges that face a public company and its board of directors. Ms. Beebe also has expertise with boardroom issues as a director of other public companies. Through LIBB Advisors, she also routinely advises companies on corporate strategy and working with all stakeholders. In addition, she serves as an advisory board member of the Rock Center for Corporate Governance at Stanford University. Ms. Beebe also served as chairman of the board of the Northern California Chapter of the National Association of Corporate Directors.

Other Current Public Directorships
: Aemetis, Inc., an international renewable fuels and specialty chemical company; EQT Corporation, the largest producer of natural gas in the United States

Past Directorships
: HCC Insurance Holdings, Inc.

Lu M. Córdova
Strategic Planning Projects, Governor’s Office, State of Colorado

Age
: 67
Director Since
: 2010
Committees
: Audit; Finance & Strategic Investment (Chair)

Experience
: Governor’s advisor, strategic planning and projects, State of Colorado, since August 2020; Executive Director, Colorado Department of Revenue from April 2019 to August 2020; CEO then Chair of CTEK, a non-profit
organization, from June 2018 to present; President of Techstars Foundation, an American seed accelerator, from December 2017 to June 2018; Chief Executive Officer then Chair of Corlund Industries, L.L.C., an investment holding company, since 2005; General Manager of Almacen
Storage-US,
LLC, a Mexican REIT, from 2007 to 2019

Qualifications
: Ms. Córdova has extensive business leadership and entrepreneurial experience. She has strong management skills from leading business development for companies from start-up
phase through high growth into the public market. Her former international executive roles with Techstars, McGraw-Hill Standard & Poor’s, a financial services company, and Excite@Home, a provider of broadband internet access, along with Chief Executive roles in private corporations, have given her extensive expertise in corporate finance and strategic planning. In addition, Ms. Córdova is a citizen of both the United States and Mexico and has significant cross-border operations experience. Ms. Córdova also has experience in the development of government financial and economic policies from her formal economics education, from ten years with the 10th District Federal Reserve Bank, ultimately as Chairman, from her public service with the state of Colorado, and from serving on compensation and audit committees.

Past Directorships
: 10th District Federal Reserve Bank based in Kansas City; Euronet Worldwide, Inc.

Robert J. Druten (Chairman of the Board)
Retired Executive Vice President and Chief Financial Officer of Hallmark Cards, Inc.

Age
: 74
Director Since
: 2004
Committees
: Executive (Chair); Nominating & Corporate Governance (Chair)

Experience
: Executive Vice President and Chief Financial Officer of Hallmark Cards, Inc., a greeting card company, from 1994 to August 2006

Qualifications
: Mr. Druten has extensive executive experience in corporate finance and accounting developed during his tenure as a financial manager, and ultimately as Chief Financial Officer of Hallmark Cards, Inc. He has also served on the audit committees of other public companies, which gives him valuable knowledge and perspective. Mr. Druten also has experience in managing capital intensive operations, international operations and strategic planning.

Other Current Public Directorships
: EPR Properties, a real estate investment trust; Alliance Resource Partners, L.P. a diversified coal provider and marketer company.

Past Directorships
: American Italian Pasta Company

Antonio O. Garza, Jr.
Counsel, White & Case, LLP

Age
: 62
Director Since
: 2010
Committees
: Executive; Nominating & Corporate Governance

Experience
: Counsel, White & Case, LLP since 2009, an international law firm; United States Ambassador to Mexico from 2002 until January 2009

Qualifications
: Mr. Garza brings strong political, diplomatic and international business skills to the Board that he has developed through his experience as the United States’ Ambassador to Mexico from 2002 to 2009, and as an international business consultant and attorney. In addition, he has extensive experience in public policy development, strategic relationships with government officials and government relations experience including prior experience working with the Mexican government, which serves the Board well in its governance and strategic oversight of Kansas City Southern de México, S.A. de C.V. (“KCSM”), a wholly-owned subsidiary of KCS. Mr. Garza also has a solid understanding of KCSM’s operations developed through his service as Chairman of its board of directors. Mr. Garza served as Chairman of the Texas Railroad Commission from 1998 to 2002; Texas’ Secretary of State from 1995-1997, and Cameron County Judge from 1988-1994.

Other Current Public Directorships
: Americas Technology Acquisition Corp., a Fifth Partners-sponsored acquisition company focused on media, technology and telecommunications; MoneyGram International, a money transfer company; The Greenbrier Companies, Inc., a transportation and freight manufacturer; Tricolor, a tech-enabled community development financial institution. Trustee, Southern Methodist University; Texas Tribune; Americas Society/Council of the Americas; American Chamber of Commerce in Mexico

Past Directorships
: BBVA Compass and the U.S. holding companies of BBVA; Basic Energy Services; Saavi Energía de México.

David
Garza-Santos
Chairman and Chief Executive Officer of Maquinaria Diesel SA de CV (“MADISA”)

Age
: 60
Director Since
: 2016
Committees
: Compensation & Organization

Experience
: Chairman and Chief Executive Officer of MADISA, a national distributor of Caterpillar and other heavy-duty equipment, since 1994

Qualifications
:
Mr. Garza-Santos
is a business and community leader in Monterrey, N.L. Mexico. As Chairman and Chief Executive Officer of MADISA,
Mr. Garza-Santos
has experience in all phases of leading a company.
Mr. Garza-Santos
also sits on the board of directors of Promotora Ambiental, S.A.B. de C.V., a publicly-traded waste management services company based out of Monterrey, Mexico.
Mr. Garza-Santos
is a recognized leader in Monterrey, which provides the Company with additional insight and leadership on the business and political environment both regionally in Monterrey as well as nationally across Mexico.

Other Current Public Directorships
: Promotora Ambiental, S.A.B. de C.V.; Grupo Financiero Banorte (BANORTE), a Mexican banking and financial services holding company; Fibra Mty. SAPI de CV, a Mexican REIT

Janet H. Kennedy
Vice President, North America Regions, Google Cloud at Google

Age
: 61
Director Since
: 2019
Committees
: Finance & Strategic Investment

Experience
: Vice President, North America Regions, Google Cloud at Google, a suite of cloud computing services, since July 2019; Partner/Principal, Americas Advisory Digital Transformation Leader for Ernst & Young, a multinational professional services company providing financial audit, tax, consulting and advisory services, from November 2018 to June 2019; Vice President, US Digital Transformation for Microsoft Corp., an American multinational technology company that develops, manufactures, licenses, supports, and sells computer software, consumer electronics, and personal computers, from 2018 to May 2019; President, Microsoft Canada, a wholly-owned subsidiary of Microsoft Corp., from 2013 to 2017; Vice President, U.S. Enterprise for Microsoft Corp. from 2009 to 2013

Qualifications
: As Vice President, North America Regions, Google Cloud at Google, Ms. Kennedy is focused on helping clients to leverage disruptive thinking and emerging technologies to develop and execute their digital transformation strategies. Her responsibilities include building the next iteration of the overall Digital Transformation Strategy for Americas Advisory, growing and building practices including Cloud, RPA, Blockchain and new emerging technologies. In her role as US Digital Transformation for Microsoft Corp., Ms. Kennedy was responsible for both internal and external digital transformations for Microsoft’s customers and partners. The experience and insights she has from these roles provide her with a unique and valuable perspective to help KCS in this new digital age. Ms. Kennedy gained valuable executive leadership skills and extensive experience in the compensation, business development and strategy areas while serving as President of Microsoft Canada, a subsidiary of Microsoft Corporation. In addition, Ms. Kennedy’s background at Microsoft has given her significant insight and knowledge relevant to cybersecurity issues and technological developments affecting the transportation industry. Ms. Kennedy also held other leadership positions at Microsoft, which provided experience in sales and marketing of business solutions as the Vice President of Enterprise Customers and expertise in the transportation industry as Director of Transportation, Retail and Hospitality Industry. Ms. Kennedy was active in several industry groups in Canada including the Information Technology Association of Canada, where she served as a director.

Mitchell J. Krebs
President and Chief Executive Officer of Coeur Mining, Inc.

Age
: 50
Director Since
: 2017
Committees: Audit; Finance & Strategic Investment

Experience
: President and Chief Executive Officer of Coeur Mining, Inc., a precious metals mining company, since 2011; Senior Vice President and Chief Financial Officer of Coeur Mining, Inc. between 2008 and 2011

Qualifications
: Mr. Krebs is the President and Chief Executive Officer of Coeur Mining, Inc. (NYSE: CDE) and also serves on its board of directors. As the leader of a publicly-traded company, Mr. Krebs has direct experience and brings valuable insights into the issues that are important to public company stockholders. Mr. Krebs was Coeur Mining’s Chief Financial Officer for several years, providing additional significant financial expertise to our Board and adding another financial expert to our Audit Committee. In addition, Coeur Mining has significant mining operations throughout North America, including Mexico, giving Mr. Krebs experience that will enhance the Board’s ability to oversee the Company’s execution of its strategy and achievement of its long-range objectives for its Mexican operations. Mr. Krebs also has experience in the corporate finance and asset management areas, providing the Board with additional expertise in managing and strengthening the Company’s financial and capital profile.

Other Current Public Directorships
: Coeur Mining, Inc.

Henry J. Maier
Retired President and Chief Executive Officer, FedEx Ground, a package shipping company, which is a subsidiary of FedEx Corp.

Age
: 68
Director Since
: 2017
Committees
: Compensation & Organization (Chair); Finance & Strategic Investment

Experience
: President and Chief Executive Officer of FedEx Ground, a subsidiary of FedEx Corp., since 2013; Executive Vice President, Strategic Planning, Communications, and Contractor Relations for FedEx Corp. between 2009 and 2013

Qualifications
: Mr. Maier is President and Chief Executive Officer of FedEx Ground, a $20.5 billion subsidiary of FedEx Corp. As the leader of FedEx Ground, he has developed a deep and strong skill set relating to strategy development and execution. Prior to assuming his current role in 2013, Mr. Maier held various other senior executive roles in the areas of marketing, communications and strategic planning. Mr. Maier’s executive leadership skills strengthen the Board’s ability to oversee the execution of our Company’s strategy, including fostering a culture that demands performance excellence. Mr. Maier has spent his entire career working in various segments of the transportation industry, giving him tremendous insight into many areas important to the Company.

Other Current Public Directorships
: Carparts.com; CalAmp, a global technology solutions company; C.H. Robinson, a multimodal transportation services and third party logistics provider.

Thomas A. McDonnell
Retired President and Chief Executive Officer of the Ewing Marion Kauffman Foundation, a
non-profit
foundation

Age
: 76
Director Since
: 2003
Committees
: Audit (Chair); Finance & Strategic Investment; Nominating & Corporate Governance

Experience
: President and Chief Executive Officer of the Ewing Marion Kauffman Foundation from January 1, 2013 to December 31, 2014; Chief Executive Officer of DST Systems, Inc., a provider of advisory, technology and operations, from 1984 until September 2012

Qualifications
: Mr. McDonnell is an experienced business leader with the skills necessary to serve as a director of the Company. He served for many years as the Chief Executive Officer of DST Systems, Inc., a publicly-traded company, and has developed strong business leadership skills in this role. Mr. McDonnell has extensive executive experience in corporate finance and accounting, technology, international operations and strategic planning. His service on other boards has provided him with a broad business background and leadership skills that are highly valued by the Company’s Board.

Other Current Public Directorships
: Euronet Worldwide, Inc., a provider of electronic payment services; ENDI Corp, an investment management provider.

Past Directorships
: Commerce Bancshares, Inc.; DST Systems, Inc.; Garmin Ltd; Cerner Corporation; BHA Group Holdings, Inc.; Puritan Bennett/Nellcor Puritan Bennett; Computer Sciences Corporation; Innovative Software; Informix, Cohanzick HyFund Ltd.; Blue Valley Ban Corp.

Patrick J. Ottensmeyer
President and Chief Executive Officer, Kansas City Southern

Age
: 65
Director Since
: 2016
Committees: Executive

Experience
: Chief Executive Officer of KCS since July 1, 2016; President of KCS since March 1, 2015; Executive Vice President of Sales and Marketing of KCS from October 16, 2008 through March 1, 2015; Chief Executive Officer of The Kansas City Southern Railway Company (“KCSR”), a wholly-owned subsidiary of KCS, since July 1, 2016; President of KCSR since March 1, 2015

Qualifications
: Mr. Ottensmeyer has a broad range of experience from the various senior executive positions he has held at KCS over the last ten years. During his time as Executive Vice President Sales and Marketing, he developed a deep understanding of the Company’s strategy as well as its customers and growth opportunities. He also has a very extensive understanding of financial matters, which helped him lead KCS’s finance department during his time as Chief Financial Officer. Mr. Ottensmeyer came to KCS in 2006 with substantial experience in financial matters from serving in various financial leadership roles, including treasurer and chief financial officer positions with his prior employers.

BOARD COMMITTEES
The Board of Directors has established an Audit Committee, a Compensation and Organization Committee (the “Compensation Committee”), a Nominating and Corporate Governance Committee (the “Nominating Committee”), a Finance and Strategic Investment Committee (the “Finance Committee”) and an Executive Committee. The Board of Directors has adopted written charters for the Audit, Compensation, Nominating and Finance Committees detailing all of their responsibilities, copies of which are available in the “Investors” - “Corporate Governance” – “Governance Documents” section under the “About Us” tab of our website at www.kcsouthern.com.

Audit Committee and Audit Committee Financial Experts

Committee Members
: Thomas McDonnell (Chair); Lu Córdova; Mitchell Krebs
Primary responsibilities
:

•
Monitors the quality and integrity of the Company’s financial reporting process, financial statements, and systems of internal accounting controls. In fulfilling this responsibility, the Audit Committee regularly meets with management and with the Company’s independent registered public accounting firm to review the Company’s annual audited financial statements, quarterly financial statements, reports on the effectiveness of internal control over financial reporting, and other information included in SEC filings. The Audit Committee, or the Chair of the Audit Committee as authorized in the Audit Committee charter, also meets with management to review and discuss quarterly earnings press releases and other financial information provided to investors and analysts.

•
Appoints, compensates, retains, and oversees the independent registered public accounting firm selected to audit our consolidated financial statements. In fulfilling this responsibility, at least annually, the Audit Committee evaluates the independence, professional qualifications, and performance of the Company’s independent registered public accounting firm and that of the lead engagement partner.

•
Reviews areas of potential significant financial risk to the Company and oversees the Company’s enterprise risk management program. In fulfilling these responsibilities, the Audit Committee meets with management to review and discuss risk assessment and risk management policies, including the Company’s significant risk exposures and steps taken by management to monitor and mitigate such exposures.

Required Qualifications
:

•	Consists of three Directors elected by the Board, taking into consideration the recommendations of the Nominating Committee, to serve one-year terms.

•	All members of the Audit Committee are independent (as defined in the NYSE’s listing standards) and meet the additional independence standards in Rule 10A-3 under the Exchange Act.

•
The Company does not limit the number of public company audit committees on which the members of our Audit Committee may serve. However, for any director to simultaneously serve on our Audit Committee and the audit committees of more than two other public companies, the Board must affirmatively determine that such simultaneous service will not impair the director’s ability to effectively serve on our Audit Committee.

•
The Board has determined that two of the Audit Committee members, Mr. McDonnell and Mr. Krebs, are “audit committee financial experts” as that term is defined in applicable securities regulations. The Board made this determination for Mr. McDonnell based upon his prior experience as the Chief Executive Officer of DST Systems, Inc., his accounting and financial education, his experience actively supervising others performing accounting or auditing functions, and his past and current memberships on audit committees of other public companies. The Board made this determination for Mr. Krebs based on his current position as President and Chief Executive Officer of Coeur Mining, Inc., his previous position as Chief Financial Officer of Coeur Mining, Inc., his accounting and financial education, and his experience in the corporate finance and asset management areas.

Compensation & Organization Committee

Committee Members
: Henry Maier (Chair); Lydia Beebe; David
Garza-Santos
Primary responsibilities
:

•
Establishes, communicates to management and the Board and periodically updating the Company’s compensation philosophy, objectives, policies, strategies and programs, with the objective of ensuring they provide appropriate motivation for corporate performance and increased stockholder value.

•
Reviews and approves corporate goals and objectives relevant to the compensation of our Chief Executive Officer (“CEO”), evaluating and reviewing with our CEO his performance in light of those goals and objectives and setting our CEO’s compensation level based on that evaluation.

•	Reviews and approves the compensation of other members of senior management of KCS based on recommendations from the CEO and an independent compensation consultant.

•
Retains and reviews independence of an independent compensation consultant to provide advice on executive and director compensation programs, market pay analyses, peer groups and review of the Compensation Discussion and Analysis. In 2021, the Compensation Committee retained Meridian Compensation Partners, LLC (“Meridian” or the “Compensation Consultant”) as its independent compensation consultant. The Compensation Committee reviewed the nature of its relationship with Meridian and determined there were no conflicts of interest with respect to its independence. See “Compensation Discussion and Analysis” for additional information on Meridian.

•
Annually reviews and assesses the risks associated with the Company’s compensation practices, policies and programs applicable to employees to determine whether the risks arising from such practices, policies and programs are appropriate or reasonably likely to have a material adverse effect on the Company.

Required Qualifications
:

•	The Compensation Committee consists of three Directors elected by the Board, taking into consideration the recommendations of the Nominating Committee, to serve one-year terms.

•	Each member of the Compensation Committee is independent (as defined in the NYSE’s listing standards) and is considered a non-employee director for purposes of Rule 16b-3 under the Exchange Act.
Nominating & Corporate Governance Committee

Committee Members
: Robert Druten (Chair); Lydia Beebe; Antonio Garza, Jr.; Thomas McDonnell
Primary responsibilities
:

•	Recommends to the Board of Directors suitable nominees for election to the Board or to fill newly created directorships or vacancies on the Board.

•	Reviews Company governance policies and procedures and develops and recommends to the Board changes and additions to such governance policies and procedures

•	Establishes and maintains procedures for evaluation of Board and management performance;

•	Periodically evaluates the performance of the Board and its committees

•	Reviews stockholder proposals and recommends to the Board responses to such proposals

•	Oversees the Company’s commitment to environmental, social and related governance (“ESG”) matters that are significant to the Company.
Required Qualifications
:

•	The Nominating Committee consists of four Directors elected by the Board, taking into consideration the recommendations of the Nominating Committee, to serve one-year terms.

•	Each member of the Nominating Committee is independent (as defined in the NYSE’s listing standards).

Finance & Strategic Investment Committee

Committee Members
: Lu Córdova (Chair); Janet Kennedy; Mitchell Krebs; Henry Maier; Thomas McDonnell
Primary responsibilities
:

•	Reviews and approves financing transactions exceeding $50 million, but not exceeding $500 million.

•	Reviews management’s financing plans and reports

•	Make recommendations to the Board with respect to matters affecting our financing plan and capital structure

•	Monitors the Company’s risk management practices relating to foreign exchange and interest rates.
Required Qualifications
:

•	The Finance Committee consists of four Directors elected by the Board, taking into consideration the recommendations of the Nominating Committee, to serve one-year terms.
Executive Committee

Committee Members
: Robert Druten (Chair); Antonio Garza, Jr.; Patrick Ottensmeyer
Primary responsibilities
:

•	When the Board is not in session, the Executive Committee has all the powers of the Board in all cases in which specific directions have not been given by the Board.
Required Qualifications
:

•
The Executive Committee consists of the Company’s Chief Executive Officer, the Chair of the Board, and one other Director elected by the Board, taking into consideration the recommendations of the Nominating Committee, to serve a one-year
term.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10 percent of our Common Stock or Preferred Stock (collectively “Reporting Persons”), to file reports of their ownership of such stock and changes in such ownership with the SEC (the “Section 16 Reports”). Based solely on a review of the Section 16 Reports for 2021 and written representations from certain of the Reporting Persons, we believe no Reporting Person was late in filing such Section 16 Reports for fiscal year 2021.
CODE OF BUSINESS CONDUCT AND ETHICS
The Company has adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to all directors, officers (including, among others, the principal executive officer, principal financial officer and principal accounting officer) and employees of the Company and its subsidiaries. The Code of Ethics embodies our principles and practices relating to the ethical conduct of our business and our commitment to honesty, fair dealing and compliance with applicable laws and regulations. Our Code is available in the “Investors” - “Corporate Governance” – “Governance Documents” section under the “About Us” tab of our website at www.kcsouthern.com and in print to any stockholder who requests it. Although it is the general policy of the Company not to grant waivers of the Code, any waiver of compliance with the Code with respect to any director or executive officer may be granted solely by the Board, which may adopt appropriate controls to safeguard the interests of our stockholders. Any waiver that is granted, and the basis for granting the waiver, will be publicly communicated as appropriate, including posting on our website, as soon as practicable. We granted no waivers under the Code in 2021. The Company will post on its website any amendments to, or waivers from, a provision of its Code of Ethics that apply to the Company’s principal executive officer, principal financial officer or principal accounting officer as required by applicable SEC and NYSE rules and regulations.

CORPORATE SUSTAINABILITY & RESPONSIBILITY
The Board recognizes the increasing importance of environmental and social issues to our company and stockholders, including risks associated with climate change. Oversight and monitoring of such risks is assigned to the Nominating Committee, demonstrating the importance of such issues to the Company and its future.
In addition to the sustainability and responsibility information provided herein, KCS publishes sustainability information, prepared in accordance with the Global Reporting Initiative (GRI) Standards. The Company’s 2020 Sustainability Report is available under the “Corporate Responsibility” tab of our website at www.kcsouthern.com. A new 2021 Sustainability Data Update will be issued later this spring. The information provided on the Company’s website is referenced in this Form
10-K/A
for informational purposes only. Neither the information on the Company’s website, nor the information in the Company’s 2020 Sustainability Report, shall be deemed to be a part of, or incorporated by reference into this Form
10-K/A
or any other filings we make with the SEC.

2021 Sustainability & Responsibility Highlights

Environmental

•  Rail transportation is the most energy efficient way to move freight over land. In 2021, KCS moved each ton of freight approximately 419 miles on average on only one gallon of fuel.

•  KCS provides a carbon calculator to its customers on its website to estimate the greenhouse gas emission savings potential associated with shipping by rail vs. truck.

•  In 2021, KCS committed to a science-based carbon emissions reduction target approved by the Science Based Targets Initiative. KCS will reduce Scope 1 and 2 carbon emissions by at least 42% per million gross ton-miles
by 2034, compared to 2019, the base year.

•  To optimize our fuel efficiency, KCS’s fuel conservation team drives fuel conservation and efficiency initiatives by:

•  Implementing strategies to improve fuel efficiency, including multiple fuel saving technologies in our locomotives

•  Managing
horsepower-per-ton
compliance

•  Forecasting fuel consumption and providing monthly goals and reports with recommendations

•  Analyzing fuel burn and efficiency data to identify opportunities and trends

•  Managing vendor and program compliance

•  In 2021, KCS avoided the use of 25.7M gallons of diesel fuel which would be 17.0% of our annual fuel consumption if these fuel conservation and efficiency initiatives were not implemented.

•  KCS is committed to reducing plastic waste in the environment and continues to uphold its pledge to Operation Clean Sweep a campaign by the Plastic Industry Association and American Chemistry Council’s Plastics Division by stewarding its best management practices within our organization and with our partners.

Safety

•  The consolidated 2021 rate of reportable workplace injuries and illnesses decreased by 6% from 2020.

•  The KCS Health, Safety, Security & Environmental Management System covers 100% of operations.

•  KCS has been a Responsible Care Partner since 1999.

•  KCS had the
best-in-class
Engineering and Mechanical U.S. Operations in 2021 compared to other Class I Railroads.

•  The consolidated 2021 rate of reportable train accidents decreased by 13% from 2020; total train accidents decreased by 22%

Item 11.	Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Executive Summary
The Company’s vision is to consistently be the fastest-growing, best-performing, most customer-focused transportation provider in North America. As the Compensation Committee evaluated the Company’s incentive programs in 2021, it took into consideration the Company’s vision, along with its strategy to:

•	Capitalize on the strategic location of the KCS cross-border rail network and the diverse and growing North American markets, while maintaining a commitment to operational excellence.

•	Embrace new and emerging technologies while maintaining a strong cost discipline within a safe and reliable environment.

•	Provide service that consistently exceeds our customers’ expectations.

•	Offer challenging careers to our employees.

•	Produce industry-leading stockholder returns.
The Compensation Committee focused on optimizing the Company’s incentive programs by reviewing performance metrics to ensure continued alignment with its vision and strategy, and balance key drivers of stockholder value. As discussed in the short and long-term incentive plan descriptions, the Compensation Committee elected to continue using operating ratio, operating cash flow and return on invested capital as the core metrics used to determine incentive award payouts. These metrics provide incentives to achieve revenue growth, strong cost discipline and efficient capital deployment. In addition, the Compensation Committee approved several operational objectives to provide incentives to achieve improvements in network performance and safety. The Compensation Committee also elected to retain the revenue multiplier, as it further rewards achievement of industry-leading growth.
The fundamental design of the 2021 compensation programs was similar to prior years. The Company used the 50th percentile of its peer group as well as the 25th percentile of the Class I railroads as a guideline for setting the various components of our executives’ compensation, and the majority of our named executives’ compensation was performance-based.
As detailed in Part II, Item 7 of the 2021 Form
10-K,
the Company entered into a Merger Agreement with Canadian Pacific Railway Limited, a Canadian corporation (“CP”). Any capitalized terms not otherwise defined herein shall have the meaning as defined in the 2021 Form
10-K.
The effects of the merger on the Company’s incentive plans and compensation of the NEOs are described below.
Short-Term Incentive Plan
In February 2021, the Compensation Committee established the 2021 Annual Incentive Plan (“AIP”) to provide incentives for the achievement of annual performance goals. After evaluating various performance metrics, the Compensation Committee concluded that achievement under the 2021 AIP should continue to be based on the Company’s consolidated operating ratio (“OR”) and operating cash flow (“OCF”), as defined below and in the 2021 AIP. In addition, operational objectives consisting of trip plan compliance (“TPC”), reportable injury frequency ratio (“IFR”) and reportable train accident frequency ratio (“AFR”) were introduced for 2021 to align with improvements in overall safety, network performance and customer service levels versus 2020 performance. The Compensation Committee believes that this will foster cross functional collaboration and coordination of initiatives and process improvements necessary to drive improvements in key performance indicators. The weighting of each metric is set forth in the “2021 Compensation Decisions” section below.
The total financial and operational metric achievements may be adjusted, either downward or upward, based on the Company’s revenue growth relative to all other North American Class I railroads. The maximum adjustment increases the payout by 20% if the Company achieves industry-leading revenue growth. Similarly, the AIP payout can be adjusted downward by 20% if the Company’s revenue growth is lower than all other North American Class I railroads. This adjustment based on relative revenue growth appropriately focuses on the Company’s goal of being the fastest growing transportation company in North America.

Pursuant to the Merger Agreement, the performance goals will be deemed achieved at the greater of (i) target performance and (ii) 130% of actual performance, but in no event greater than 200% of target.
In February 2021, the Compensation Committee determined, after applying the Merger Agreement provision described above, that the Company achieved an overall performance level of 110% - 112% of target under the 2021 AIP for each NEO, other than Mr. Hancock, as set forth in the “2021 Compensation Decisions” section below.
Long-Term Incentive Plan
In order to balance short-term goals with long-term stockholder value creation, in February 2021, the Compensation Committee adopted the 2021-2023 Long-Term Incentive Program (the “2021 LTI Program”). Performance shares comprise 50% of the overall value of the 2021 LTI Program. The remaining 50% of the awards under the 2021 LTI Program are made in the form of time-based restricted stock (25%) and stock options (25%). For performance share grants under the 2021 LTI Program, Return on Invested Capital, as defined below and in the 2021 LTI Program (“ROIC”), has a 75% weighting, and OR has a 25% weighting. Both metrics are measured over a three-year performance period.
The Compensation Committee believes that the relative weighting of ROIC and OR in the 2021 LTI Program promotes the appropriate balance between management’s focus on margin improvement and strong returns on capital deployed, effectively aligning the interests of the Company’s stockholders and the Company’s executives. Once a payout based on the weighted average ROIC and OR has been calculated, the payout may be further adjusted, either downward or upward, based on the Company’s three-year revenue growth relative to all other North American Class I railroads. The maximum adjustment increases the payout by 20% if the Company achieves industry-leading revenue growth.
Pursuant to the Merger Agreement, the performance goals will be deemed achieved at 200% of target, and the awards will be converted into a cash award equal to $301.20 per share (the “Merger Consideration Value”).
Retention Plan & Special Bonus
In connection with its efforts to promote retention and incentivize the completion of the merger, on May 21, 2021, the Company granted retention awards to each of Messrs. Ottensmeyer, Upchurch, Songer, Naatz and Godderz, respectively (the “Retention Awards”). The Company also awarded to certain executives, including Messrs. Upchurch and Godderz, a one-time
cash award in recognition of the additional responsibilities they assumed in connection with negotiating the Merger Agreement with CP. Additional information and amounts awarded to each NEO are set forth below in the 2021 Compensation Decisions and in the Summary Compensation Table.
Named Executive Officers

Current NEOs

Patrick J. Ottensmeyer	President and Chief Executive Officer

Michael W. Upchurch	Executive Vice President and Chief Financial Officer

Jeffrey M. Songer	Executive Vice President and Chief Operating Officer

Michael J. Naatz	Executive Vice President and Chief Marketing Officer

Adam J. Godderz	Senior Vice President - Chief Legal Officer and Corporate Secretary

Brian D. Hancock	Former Executive Vice President and Chief Innovation Officer*

*	Mr. Hancock retired from the Company on July 2, 2021.
2021
Say-On-Pay
Vote on Executive Compensation
At the 2021 Annual Meeting, stockholders representing 52.20% of the votes cast at the meeting voted in favor of the 2020 compensation of the NEOs. The Compensation Committee reviewed the analysis of proxy voting firms as well as shareholder feedback and determined the low approval percentage was due to certain changes in severance provisions adopted as a result of ongoing merger discussions. These changes are described below in the “Narrative to Summary Compensation” section. Other than changes to severance protections, the compensation programs established by our Compensation Committee remained substantially the same for 2021.
Primary Elements of Compensation
The primary elements of our 2021 executive compensation package are described below. Each year the Compensation Committee determines the incentive programs to adopt and establishes participation, awards and performance measures, considering general market practices and an assessment of the effectiveness of such programs in meeting its goals.

Compensation Element	Purpose	Characteristic

Base Salary	To provide a fixed element of pay for an individual’s primary duties and responsibilities.	Base salaries are reviewed annually and are set based on performance, experience, competitiveness versus market and internal equity considerations.

Annual Incentive	To encourage and reward the achievement of specified financial and operational goals on an annual basis.	Performance-based cash award opportunity; amount earned is based on actual results relative to pre-determined goals.

Long-Term Incentives

Performance Share Awards	To motivate management for long-term financial success and value creation for stockholders.	Three-year performance-based share awards with pre-determined financial goals.

Restricted Share Awards	To align the executives’ interests with those of investors (via creation of stockholder value), to encourage stock ownership and to provide an incentive for retention.	Service-based long-term incentive opportunity; ultimate award value depends on share price.

Compensation Element	Purpose	Characteristic

Non-Qualified Stock Options	To incentivize and reward the creation of long-term stockholder value.	Service-based long-term incentive opportunity; amounts realized are dependent upon share price appreciation.
Other Elements of Compensation
We provide certain benefit programs that are designed to be competitive within the marketplace from which we recruit our employees. The majority of employee benefits provided to our NEOs are offered through broad-based plans available to our management employees generally.
KCS 401(k) and Profit Sharing Plan (the “KCS 401(k) Plan”)
. The KCS 401(k) Plan is a qualified defined contribution plan. Eligible U.S. employees may elect to make pre-tax
or
post-tax
deferral contributions, called 401(k) contributions, to the KCS 401(k) Plan of up to 75% of eligible compensation subject to certain limits under the Code. We match contributions to the KCS 401(k) Plan equal to 100% of a participant’s 401(k) contributions and up to the lesser of 5% of a participant’s eligible compensation or the statutory limit imposed by the Code. Our matching contributions for the KCS 401(k) Plan vest over five years as follows:

•	0% for less than two years of service;

•	20% upon two years of service;

•	40% upon three years of service;

•	60% upon four years of service; and

•	100% upon five years of service.
We may also make, in our discretion, annual profit sharing contributions to the KCS 401(k) Plan in an amount not to exceed the maximum allowable deduction for federal income tax purposes and certain limits under the Code. Only employees who have met certain standards as to hours of service are eligible to receive profit sharing contributions. No minimum contribution is required. Each eligible participant, subject to maximum allocation limitations under the Code, is allocated the same percentage of the total contribution as the participant’s compensation bears to the total compensation of all participants. Profit sharing contributions are 100% vested when made. No profit sharing contributions were made in 2021.
Participants may direct the investment of their accounts in the KCS 401(k) Plan by selecting from one or more of the diversified investment funds available under the KCS 401(k) Plan.
Pursuant to the Merger Agreement, the Company amended the terms of the KCS 401(k) Plan to account for the effects of the merger, including automatic vesting of any unvested Company contributions to the participant’s 401(k) account upon the date that CP takes control of the Company (the “Control Date”).
Executive Plan
. We maintain a supplemental benefit plan known as the “Executive Plan” for those U.S. executives who are designated by the President, Chief Executive Officer or Compensation Committee as participants in the Executive Plan. Our Executive Plan provides a benefit based on an amount equal to 10% of the excess of (a) the greater of (i) an amount equal to 145% (or such other percentage as set forth in the participant’s employment agreement) of the participant’s annual base salary for the applicable year (see the “Summary Compensation Table — Narrative to Summary Compensation ”) or (ii) the sum of the participant’s base salary earned for the year plus any short-term incentive that was earned during the applicable year, over (b) the maximum compensation that can be considered for benefit purposes in a qualified retirement plan. Payments are generally made annually under this plan and participants receive such payments in one year, cliff-vested restricted stock, issued under the Company’s 2017 Equity Incentive Plan (the “2017 Plan”) which may be forfeited in the event of termination of employment prior to the end of the twelve-consecutive-month period beginning on the grant date. The number of restricted shares awarded will be such that the total value of the restricted shares awarded as determined on the grant date is equal to 125% (or such greater percentage as the Compensation Committee may determine, which percentage may vary from year to year) of the participant’s annual benefit amount.
As a result of entering into the Voting Trust, the Executive Plan was amended so that participants receive the annual benefit amount payments as lump-sum
cash payments within the first 2
1
⁄
2
months of the calendar year following the calendar year for which the annual benefit is earned.
Kansas City Southern Executive Deferred Compensation Plan (the “KCS NQDC Plan”)
. In August 2018, the Company adopted the KCS NQDC Plan, which is a non-qualified
deferred compensation plan. Eligible employees may elect to defer up to 50% of their base salary and up to 75% of their annual short-term incentive compensation. Participants may direct the investment of their accounts in the KCS NQDC Plan by selecting from one or more of the diversified investment funds available in the KCS NQDC Plan. Participant deferrals are 100% vested at all times.
Although the KCS NQDC Plan allows for the Company to credit company contributions to any participant’s account in any amount determined by the Company (“Company Contributions”), the Company did not make any such contributions in 2021. Company Contributions may be made in the form of a matching contribution, a non-elective
contribution or both and may be made in accordance with any formula selected by the Company, which formula may be different from year to year. Company Contributions may be subject to any vesting schedule determined by the Company at the time of the credit. The Committee may, in its sole discretion, fully vest the participants’ accounts on a change in control. No NEO participated in the KCS NQDC Plan in 2021.
In November 2021, the KCS NQDC Plan was amended to allow deferral of additional types of compensation.
Perquisites
. As noted in our Summary Compensation Table, we provide our NEOs with limited perquisites consistent with prevailing market practice. We do not view perquisites as a significant element of our comprehensive compensation structure for our NEOs.
We reimburse financial counseling expense for our NEOs up to a stated limit in accordance with the KCS Financial Planning Reimbursement Policy. The maximum amount of the annual reimbursement under this policy for our CEO and our other NEOs is $15,000. We also pay for three years of the administrative fees charged by the Greater Kansas City Community Foundation (“GKCCF”) related to donor advised funds established by our U.S. executives at the GKCCF. These fees are paid out of funds from the Company’s charitable foundation, which is administered by the GKCCF. We pay for an annual executive physical for our NEOs to help them maintain optimal health through preventative care. We also provide the CEO use of the Company’s aircraft up to a maximum of the lesser of (a) $100,000 of additional costs and expenses incurred as a result of such personal use or (b) 24 roundtrip flights. The Company provides certain other de minimis
perquisites as described in the Summary Compensation Table below.
The Compensation Committee believes these perquisites are conservative, but reasonable and consistent with our overall compensation program, industry practice and applicable law, and better enable the Company to attract and retain high-performing employees for key positions. The Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to our NEOs.
Other Benefits
. We also pay a portion of premiums for medical coverage, pay premiums for short-term disability coverage, pay premiums for 60% coverage for long-term disability (up to a maximum of $15,000 per month) and pay premiums for AD&D coverage up to 2
1
/
2
times the annual salary for each employee up to a maximum of $500,000. For executives, we provide a basic amount of group life insurance coverage. Additionally, we provided eligible employees with the opportunity to purchase KCS Common Stock at a discount under the Kansas City Southern 2009 Employee Stock Purchase Plan (“ESPP”), which such plan is intended to satisfy Section 423 of the Code. Pursuant to the Merger Agreement, the last purchase date under the ESPP occurred on June 30, 2020 and the ESPP was discontinued effective July 1, 2021.

Severance and Termination Benefits
Various compensation arrangements provide for accelerated vesting and separation pay for our NEOs upon termination of employment in various situations, including upon a change in control. These arrangements are designed to:

•	preserve our ability to compete for executive talent;

•
provide stability during a change in control by encouraging executives to cooperate with and achieve a change in control approved by the Board, without being distracted by the possibility of termination of employment or demotion after the change in control; and

•	provide an economic incentive to encourage an acquirer to evaluate whether to retain our executives in addition to its own.
Each of our NEOs is a party to a severance agreement. Each agreement provides certain benefits in the event of the termination of the NEO’s employment without cause or after a change in control. The agreements do not provide for any benefits in the event of the termination of employment resulting from death, disability or retirement. We believe that providing certain severance protections in the event of a change in control play an important role in attracting and retaining key executive officers. Our Compensation Committee believes the current levels of post-employment termination compensation and benefits are appropriate and consistent with our compensation objectives.
As described in “Narrative to Summary Compensation – Employment and Severance Agreements” below, the Company entered into certain letter agreements with each NEO that amended the terms of their severance agreement in order to provide additional retention incentives as part of the Company’s acquisition by CP.
Pay Mix
The percentage of a NEO’s total compensation resulting from each of the compensation elements is not specifically determined, but instead is a result of the targeted competitive positioning for each element. By design,
“at-risk”
components (particularly long-term incentives) comprise a significant portion of each NEO’s total compensation. This is consistent with the Compensation Committee’s desire to reward long-term performance in a way that is aligned with stockholders’ interests. In 2021, the target pay mix for our Chief Executive Officer and all other NEOs serving on December 31, 2021 (as an average) was as follows:

Pay Mix
	CEO	Other NEOs
Base Salary	15%	28%
Short - Term Incentive	17%	21%
Stock Options	17%	13%
Performance Shares	34%	25%
Restricted Stock	17%	13%

Total	100%	100%

Executive Stock Ownership Guidelines
The Compensation Committee has set stock ownership guidelines for our NEOs and other members of senior management, which require executives to own shares of Company Common Stock that have a value at least equal to a multiple of their salary as set forth in the following table:

Multiple of Base Salary
Chief Executive Officer	5X
Other NEOs	3X
The Compensation Committee periodically reviews the continued appropriateness of the stock ownership guidelines. Executives are given five years from the date they are first subject to the ownership requirement to meet the required stock ownership thresholds. All stock sales by executives who are not in compliance will be reviewed by the Corporate Secretary and approved by the CEO. If executives have not met this stock ownership requirement within five years, then they may be required to retain long-term incentive plan grants and 50% of AIP payouts may be awarded in stock until the executive is compliant.
Shares that count in determining compliance with the stock ownership guidelines are shares beneficially owned by the executive, shares held by the executive in any KCS benefit plan, restricted shares at the time of grant (even if not yet vested), performance shares when earned (even if not yet vested) and shares issued and retained on exercise of stock options.
As a result of entering into Voting Trust, the stock ownership guidelines were eliminated on December 14, 2021.
Participants in the Compensation Process
Compensation Committee
. The Compensation Committee, which is responsible for establishing our executive compensation policies and overseeing our executive compensation practices, is composed of three directors. Each of these directors meet the independence requirements of the NYSE and are considered non-employee
directors under Rule
16b-3
under the Exchange Act.
Role of Meridian, our 2021 Compensation Consultant
. For assistance in fulfilling its responsibilities, the Compensation Committee retained Meridian Compensation Partners, LLC as its compensation consultant to review and independently assess various aspects of our compensation programs and to advise the Compensation Committee in making its executive compensation decisions for 2021. Meridian is engaged by and reports directly to the Compensation Committee. The Compensation Committee has assessed the independence of Meridian pursuant to SEC rules, analyzed whether the work performed raised any conflict of interest, and concluded that Meridian is independent and that no conflict of interest exists. In assessing Meridian’s independence, the Compensation Committee also considers the nature and amount of work performed for the Compensation Committee during the year, the nature of any unrelated services performed by the consultant for the Company, and the fees paid for those services in relation to the firm’s total revenues. Every year, the consultant prepares for the Compensation Committee an independence letter providing assurances and confirmation of the consultant’s independent status under the noted standards.
Meridian’s role in 2021 was to provide market data, including market trend data, to the Compensation Committee, to advise the Compensation Committee regarding the Company’s executive and director compensation relative to the market, and to make recommendations to the Compensation Committee regarding compensation structure and components.
In 2021, at the direction of the Compensation Committee, Meridian compiled an executive compensation market analysis based on data provided by a third party, to assess the competitiveness of the compensation of the executives of the Company, including the NEOs. This study was used to inform decisions regarding 2021 programs and grants.

The results of the analysis for 2021 compensation were discussed with the Compensation Committee in February 2021. Meridian analyzed the market competitiveness of the following elements for each of the executive positions contained in this analysis:

•	base salary;

•	target AIP opportunity;

•	target total cash compensation (base salary plus target AIP opportunity);

•	grant date fair value of long-term incentive grants/awards; and

•	target total direct compensation (target total cash compensation plus the grant date fair value of long-term incentive awards).
In addition, Meridian provided market data and recommendations regarding merger related compensation including special bonuses, retention awards and severance provisions.
Peer Group
In connection with this analysis and prior benchmarking analyses, the Compensation Committee with Meridian’s input defined the Company’s primary competitive market as mature, capital-intensive companies with annual revenues generally between $1 billion and $6 billion. In 2021, with respect to our NEOs, this group was comprised of the following 23 companies.

A. O. Smith Corporation	ITT Inc.

Alliant Energy Corporation	Kennametal Inc.

Atmos Energy Corporation	Marathon Oil Company

Canadian Pacific Railway	Martin Marietta Materials, Inc.

CF Industries Holdings, Inc.	OGE Energy Corp.

Curtiss-Wright Corporation	Pinnacle West Capital Corporation

EQT Corporation	Snap-on Incorporated

Evergy, Inc.	Southwest Gas Holdings, Inc.

Flowserve Corporation	The Timken Company

GATX Corporation	Trinity Industries, Inc.

Hexcel Corporation	Vulcan Materials Company

IDEX Corporation
The Company also reviews the compensation of officers and other employees of the other Class I railroads. The rail industry is a relatively small industry with a unique set of skills that are highly transferable and desirable across all railroads. Although the Company’s peer group does not include any other Class I railroads, other than Canadian Pacific Railway, due to the size of such companies, the Compensation Committee believes that the compensation of the officers and employees at such other companies is important in evaluating the competitiveness of the Company’s compensation levels and the design of the pay programs.
We believe it is appropriate to provide industry-competitive total compensation opportunities to our NEOs in order to attract and retain top executive talent. However, we do not rely on this information to target any specific pay percentile for our executive officers. Instead, we use this information to provide a general overview of market practices and to ensure that we make informed decisions regarding our executive pay programs.

Conclusions of Compensation Committee
The results of the study conducted by the Compensation Committee with Meridian’s input generally found that the NEOs are being compensated competitively compared to the market median given their positions and responsibilities. The Compensation Committee determines the amount of such awards by referencing the competitive market data of awards for comparable positions in the Company’s peer group and the Class I railroads.
The Compensation Committee reviewed with its Compensation Consultant the terms of the Retention Awards and the special cash awards that were granted to certain executives in connection with the merger, and found them to be appropriate and in the best interests of the Company.
Risk Considerations in our Compensation Program
The Company also engaged Meridian to review its compensation program to assess the risks that it could create, as reflected in the Company’s risk management practices and policies. The review covered a number of key facets of the Company’s compensation plans, including their purposes, the types of performance measures used, the number and organizational level of participants, the aggregate amount and maximum individual amounts payable under the plans, and how the Company’s risk management policies and governance practices, including stock ownership requirements and clawback policies, are structured to mitigate these risks. As a result of this review, the Committee concluded that the Company’s compensation program does not create risks that are reasonably likely to have a material adverse effect on the Company or its stockholders.
The Compensation & Organization Committee annually reviews and assess the risks associated with the Company’s compensation practices, policies and programs applicable to employees to determine whether the risks arising from such practices, policies and programs are appropriate or reasonably likely to have a material adverse effect on the Company.
2021 Compensation Decisions
2021 Salary Adjustments
In February 2021, the Compensation Committee approved a 3.4% increase in base salary for Mr. Ottensmeyer, a 3% increase for Messrs. Hancock and Naatz, a 3.1% increase for Mr. Songer, a 3.6% increase for Mr. Upchurch, and a 6.5% increase for Mr. Godderz. Base salaries are set based on performance, experience and competitiveness versus market and internal equity considerations.
2021 Short-Term Incentive Plan
In February 2021, the Compensation Committee approved the 2021 Annual Incentive Plan for our NEOs. Similar to the AIP in prior years, each NEO was assigned incentive targets at the threshold, target and maximum incentive performance levels that are a percentage of the NEO’s 2021 base salary. The target percentage assigned to each NEO is set forth in the following table:

	Percentage of Base Salary
Current Officers	Threshold Performance Level	Target Performance Level	Maximum Performance Level

Mr. Ottensmeyer	0%	115%	230%

Mr. Upchurch	0%	75%	150%

Mr. Songer	0%	80%	160%

Mr. Naatz	0%	70%	140%

	Percentage of Base Salary
Current Officers	Threshold Performance Level	Target Performance Level	Maximum Performance Level

Mr. Godderz	0%	65%	130%

Mr. Hancock	0%	70%	140%
For 2021, the Compensation Committee determined to use OR, OCF, TPC, IFR and AFR as the performance metrics for our NEOs under the 2021 AIP, weighted as follows:

	OR	OCF	Operational Objectives
			TPC	Safety
				IFR	AFR
Ottensmeyer	40%	40%	10%	5%	5%
Upchurch	45%	45%	5%	2.5%	2.5%
Songer	40%	40%	10%	5%	5%
Naatz	45%	45%	5%	2.5%	2.5%
Godderz	45%	45%	5%	2.5%	2.5%
Hancock	45%	45%	5%	2.5%	2.5%
The 2021 performance metrics by performance level are summarized in the following chart.

	Threshold (0% Payout)	Target (100% Payout)	Maximum (200% Payout)
OR	62.15%	59.15% - 59.65%	56.90%
OCF (in millions)	$854	$1,024 - $1,057	$1,187
TPC	<60.26%	60.26% - 63.13%	>63.13%
IFR	>1.62	1.62	1.44
AFR	>3.35	3.35	2.97
OR is defined as the Company’s Adjusted Operating Ratio as reported in the Company’s earnings releases, with any necessary adjustments to eliminate the effects of (a) fluctuations in the value of the Mexican peso against the U.S. dollar from the average exchange rates assumed in the Company’s 2021 long range plan, (b) impacts to fuel surcharge revenue and fuel expense for changes in fuel-related indices from the indices assumed in the Company’s 2021 long range plan, (c) business combinations or acquisitions transaction impacts, (d) changes in accounting principles, (e) changes in law and (f) as approved by the Compensation Committee, other transactions or events that were not contemplated at the time performance targets were established by the Compensation Committee.
OCF is defined as Operating Income before Depreciation & Amortization, minus accrued capital expenditures, with further adjustments to eliminate the effects of (a) adjustments included in Adjusted Operating Ratio as reported by the Company, (b) fluctuations in the value of the Mexican peso against the U.S. dollar from the average exchange rates assumed in the Company’s 2021 long range plan, (c) impacts to fuel surcharge revenue and fuel expense for changes in fuel-related indices from the indices assumed in the Company’s 2021 long range plan, (d) business combinations or acquisitions transaction impacts, (e) changes in accounting principles, (f) changes in laws and (g) as approved by the Compensation Committee, other transactions or events that were not contemplated at the time performance targets were established by the Compensation Committee.
TPC is defined as improvement over Q1 2021 consolidated TPC.

IFR is defined as improvement over fiscal year 2020 in the reportable injury frequency ratio for consolidated US and Mexico operations.
AFR is defined as improvement over fiscal year 2020 in the reportable train accident frequency ratio for consolidated US and Mexico operations.
After weighting for each performance metric, payout percentages are calculated on a sliding scale between the threshold and maximum. The payout percentage is then further adjusted based on the Company’s relative revenue growth compared to the other six Class I railroads as set forth in the following table (not to exceed a maximum of 200%):

Rank	Adjustment to Payout Percentage

1 st	120%

2 nd	110%

2 nd to last place (6 th )	90%

Last place (7 th )	80%

Any other ranking (3 rd , 4 th , or 5 th )	No adjustment
The Revenue Growth Multiplier (“RGM”) is based on the ranking of revenue growth rate relative to other North American Class I railroads and is determined as follows:

•
2021 AIP - based on the Company’s annual revenue growth during the
12-month
performance period relative to the annual revenue growth of all other Class 1 railroads over the same time frame. Each Class 1 railroad is then ranked in order of the highest to lowest annual revenue growth rate for the
12-month
performance period.

•
2021 LTI Program - based on the average of the Company’s annual revenue growth during the
3-year
performance period relative to the average of the annual revenue growth of all other Class 1 railroads over the same time frame. The average of the annual revenue growth for each Class 1 railroad is determined by first calculating the change in revenue for each applicable year and then computing the
3-year
average. Each Class 1 railroad is then ranked in order of the highest to lowest average annual revenue growth rate for the
3-year
performance period.

For purposes of determining revenue growth (“RG”) for the Company and for all other North American Class I railroads, revenue includes (a) total revenue for the most recently reported twelve-month period, including fuel surcharge revenue, (b) adjustments for foreign exchange impacts as disclosed in publicly available information, and (c) adjustments for business combinations, acquisitions or dispositions as disclosed in publicly available information.
For the year ended December 31, 2021, the performance results, as determined and calculated under the terms of the 2021 AIP, were as follows, resulting in a payout percentage of 85% for Mr. Ottensmeyer and Songer and 86% for Messrs. Upchurch, Naatz and Godderz prior to the application of the RGM.

2021 Results
OR	60.28%
OCF (in millions)	$1,032
TPC	63.12%
IFR	1.71
AFR	3.24
The Company’s revenue growth in 2021 was fifth among the other Class I railroads resulting in no adjustment to the initial payout percentage.
Pursuant to the Merger Agreement, the performance goals will be deemed achieved at the greater of (i) target performance and (ii) 130% of actual performance but in no event greater than 200% of target. Accordingly, Messrs. Ottensmeyer and Songer earned a 2021 AIP payout of 110% of the target amount and Messrs. Upchurch, Naatz and Godderz earned a 2021 AIP payout of 112% of the target amount. See the Summary Compensation Table for actual amounts paid.
Each year, the Compensation Committee will determine whether an annual incentive program will be adopted for that year and will establish participation, award opportunities and corresponding performance measures and goals, considering general market practices and its own subjective assessment of the effectiveness of such program in meeting its goals of motivating and rewarding executives.
2021 Long-Term Incentive Program
The Compensation Committee designed the 2021 LTI Program to:

•	Drive sustained improvement in our operating performance;

•	Communicate strong performance focus to the external market and earn returns well above our cost of capital;

•	Support execution of our long-term business strategy;

•	Create long-term stockholder value;

•	Provide a balanced program based on performance, share price leverage and employee retention;

•	Maintain flexibility to dovetail with our other talent management tools;

•	Maintain our external competitiveness; and

•	Be simple and transparent.
The 2021 LTI Program was approved by the Compensation Committee in February 2021. The mix of awards is as follows:
2021 Long-Term Incentive Mix

Performance Shares	50%

Stock Options	25%

Restricted Stock	25%

The following awards were granted to the Company’s NEOs for the 2021 LTI Program:

Current Officers	Number of Target Performance Shares Granted Under the 2021 LTI Program	Number of Non-Incentive Stock Options Granted Under the 2021 LTI Program	Number of Shares of Restricted Stock Granted Under the 2021 LTI Program

Mr. Ottensmeyer	11,369	20,429	5,685

Mr. Upchurch	2,821	5,069	1,410

Mr. Songer*	2,399	4,311	3,568

Mr. Naatz	2,271	4,082	1,136

Mr. Godderz	1,516	2,724	758

Mr. Hancock	2,271	4,082	1,136

*
Mr. Songer received a
one-time
$500,000 increase in his restricted stock award value in recognition of his continuing role in leading the Company’s ongoing Precision Scheduled Railroading strategy and to ensure his retention during the negotiations and potential acquisition of the Company.

Performance Shares
: In 2021, the NEOs received performance share awards that can be earned based on the achievement of financial goals over a three-year performance period. The performance metrics used under the 2021 LTI Program are ROIC (weighted 75%) and OR (weighted 25%) with pre-established
goals for each year of the three-year performance period. The average of the results for each year as measured against these performance goals at the end of the three-year performance period is then used to determine a preliminary payout percentage. Because a key part of the Company’s strategy is to have superior revenue growth in the industry, the preliminary payout percentage may be further adjusted based on the Company’s relative revenue growth compared to the other six Class I railroads as set forth in the following table:

Rank	Adjustment to Payout Percentage
1 st	120%
2 nd	110%
2 nd to last place (6 th )	90%
Last place (7 th )	80%
Any other ranking (3 rd , 4 th , or 5 th )	No adjustment
The preliminary payout percentage, together with any adjustment for the Company’s relative revenue growth during the three-year performance period, is then multiplied by the total number of shares awarded at target to determine the number of performance shares earned. The Compensation Committee decided this was an appropriate manner to determine the shares earned, as it promotes alignment between executives’ long-term incentive compensation with our multi-year business plan as well as with the interests of our stockholders.
Management may earn between 0% and 200% of the target performance share award by meeting or exceeding the performance criteria set for the three-year period. The performance criteria for the three-year plan were set at the February 2021 meeting of the Compensation Committee. The performance shares earned, if any, will vest at the end of the three-year period, on the later of (i) February 23, 2024 or (ii) the date the Compensation Committee certifies the financial results for the three-year performance period.
The Compensation Committee determined to use the Company’s ROIC and OR as the performance metrics for the performance shares under the 2021 LTI Program, weighted 75% and 25%, respectively. The Compensation Committee believes that ROIC allows it to not only assess the NEO’s performance with respect to our earnings, but also allows the Compensation Committee to measure the efficiency of management in stewarding our capital base and determine the success of management in making long-term capital investment decisions to improve our financial and operating performance. ROIC provides the Compensation Committee a measurement that can hold management accountable for earning a return in excess of our cost of capital.
For this purpose, ROIC is defined as the quotient of the Company’s net operating profit after taxes (“NOPAT”) for the applicable performance period divided by the Company’s invested capital where (i) NOPAT is the sum of the Company’s net income, interest expense and interest on the lease liabilities (all preceding items tax effected), with further adjustments to eliminate the after-tax
effects of (a) adjustments included in Adjusted Diluted Earnings Per Share as reported by the Company, (b) fluctuations in the value of the Mexican peso against the U.S. dollar from the average exchange rates assumed in the Company’s 2021 long range plan, (c) impacts to fuel surcharge revenue and fuel expense for changes in fuel-related indices from the indices assumed in the Company’s 2021 long range plan, (d) changes in statutory income tax rates and other laws enacted after January 1, 2021 on the Company’s net income, (e) business combinations or acquisitions transaction impacts, (f) changes in accounting principles, and (g) as approved by the Compensation Committee, other transactions or events that were not contemplated at the time performance targets were established by the Compensation Committee; and (ii) invested capital is the sum of the Company’s average equity balance and average debt balance (reduced by the average cash balance), with further adjustments to eliminate the average invested capital impacts of (a) changes in accounting principles, (b) business combinations or acquisitions transaction impacts, and (c) as approved by the Compensation Committee, other transactions or events that were not contemplated at the time performance targets were established by the Compensation Committee and (d) changes in statutory income tax rates and other laws enacted after January 1, 2021.
The Compensation Committee determined to use OR as the other performance metric believing it to be a strong indicator of the Company’s financial performance and profitability. The Compensation Committee recognized that OR is a measure easily monitored by our management employees and is widely monitored by investors, and ensures a balance between growth in revenue and continuation of acceptable profit margins.
Following are the performance metrics for and the percentage payouts at each performance level for the 2021 LTI Program*:

Performance Level	Return on Invested Capital (75% weight)	Consolidated Operating Ratio (25% weight)	Percentage Payout of Total Incentive Target
2021

Threshold	8.19%	62.15%	0%

Target	9.77% - 10.09%	59.15% - 59.65%	100%

Maximum	12.150%	56.90%	200%

2022

Threshold	-120 bp change (1)	+200 bp change (1)	0%

Target	+10 bp to +20 bp change (1)	-20 bp to -50 bp change (1)	100%

Maximum	+50 bp change (1)	-100 bp change (1)	200%

2023

Threshold	-120 bp change (1)	+200 bp change (1)	0%

Target	+10 bp to +20 bp change (1)	-20 bp to -50 bp change (1)	100%

Maximum	+50 bp change (1)	-100 bp change (1)	200%

(1)	Based on the immediately preceding year’s actual results.

*
These performance levels should not be viewed as predictions or estimates of future performance and the actual achievement of these levels is subject to numerous known and unknown risks and uncertainties including, without limitation, those described under “forward looking statements”, “risk factors” or similar headings in our quarterly and annual reports filed with the SEC. The Compensation Committee establishes these levels solely to help it align pay with performance. The levels are not intended to provide investors or any other party with guidance about our future financial performance or operating results.

For the year ended December 31, 2021, our ROIC and OR, as calculated and determined under the terms of the 2021 LTI Program, was 10.90% and 60.28%, respectfully.
Pursuant to the Merger Agreement, the performance goals for the 2021 LTI Program, as well as the performance shares granted in 2019 and 2020, will be deemed achieved at 200% of target, and the awards will be converted into a cash award equal to the Merger Consideration Value of $301.20 per share and will vest on the respective awards original vest date.
The performance share awards were converted to the following cash amounts for each of the NEOs:

	2019 LTI Program (Vest Date – 02/25/2022)	2020 LTI Program (Vest Date – 02/24/2023)	2021 LTI Program (Vest Date – 02/23/2024)
Ottensmeyer	$9,304,068.00	$7,619,155.20	$6,848,685.60

Upchurch	$2,078,280.00	$1,775,272.80	$1,699,370.40

Songer	$2,051,172.00	$1,775,272.80	$1,445,157.60

Naatz	$1,983,100.80	$1,680,696.00	$1,368,050.40

Godderz	$1,017,453.60	$942,756.00	$913,238.40

Hancock (1)	N/A	N/A	N/A

(1)	Mr. Hancock’s awards were forfeited upon his retirement from the Company on July 2, 2021.
Restricted Stock
: In addition to the performance share component of the 2021 LTI Program, the Compensation Committee determined it appropriate that 25%
of the award be in the form of time-based, cliff-vesting, restricted stock of the Company for purposes of acting as a management retention tool during the three-year term of the program. Mr. Songer received a one-time
$500,000 increase in his restricted stock award value in recognition of his continuing role in leading the Company’s ongoing Precision Scheduled Railroading strategy and to ensure his retention during the negotiations and potential acquisition of the Company. The restricted stock awarded under the 2021 LTI Program vests on February 23, 2024. Pursuant to the Merger Agreement, the restricted stock vested immediately upon closing into Voting Trust. The amounts paid to each NEO are reflected in the Option Exercises and Stock Vested table below.
Options
: The other 25% of the award is in the form of time-based,
non-qualified
stock options under the 2021 LTI Program, which provides close alignment between management and stockholders. The options become vested and exercisable in equal installments on February 3, 2022, February 3, 2023 and February 3, 2024, respectively and expire ten years from the date of grant. The exercise price of the stock options is equal to the fair market value of the Company’s common stock on the date of grant. Pursuant to the Merger Agreement, the stock options were converted into a cash award equal to the Merger Consideration Value of $301.20 per share minus the option price and paid immediately following the closing into Voting Trust. The amounts paid to each NEO are reflected in the Option Exercises and Stock Vested table below.
The restricted stock, stock options and performance shares granted to the NEOs were awarded under the 2017 Plan. The purpose of the 2017 Plan is to allow officers, directors, employees and consultants of KCS and its affiliates to acquire or increase equity ownership in the Company. The 2017 Plan was approved by the stockholders of the Company and became immediately effective on May 4, 2017. Equity awards made prior to May 4, 2017, were awarded under the Company’s 2008 Stock Option and Performance Plan (the “2008 Plan”). Upon closing into Voting Trust, both the 2017 Plan and the 2008 Plan were terminated.

Merger Related Compensation
As previously described, in May 2021, the Company awarded cash-based retention awards in the amount of $2,120,000; $1,082,000; $1,076,000, $1,018,000 and $980,000 to each of Messrs. Ottensmeyer, Upchurch, Songer, Naatz, and Godderz respectively (the “Retention Awards”) in connection with its efforts to promote retention and incentivize the completion of the merger. On December 17, 2021 in connection with the closing of the merger, the Company paid $530,000; $270,500; $269,000; $254,500; and $245,000 to each of Messrs. Ottensmeyer, Upchurch, Songer, Naatz, and Godderz, which represented 25% of the underling Retention Award. The remaining 75% of the Retention Award will be paid upon on the earlier of (a) 90 days after the Control Date and (b) June 1, 2023, subject, in each case, to the Covered Executive’s continued employment through the applicable vesting dates.
On March 21, 2021, in recognition of the additional responsibilities and effort by Mr. Upchurch and Mr. Godderz in connection with the negotiation of the merger, the Company awarded Mr. Upchurch and Mr. Godderz a one-time
cash award in the amount of $150,000 and $130,000, respectively.
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed with management the disclosures contained in the “Compensation Discussion and Analysis” in this Amendment No. 1 on Form
10-K/A.
Based on that review and discussion, we recommended to the Board of Directors that the Compensation Discussion and Analysis section be included in this Company’s annual report on Form
10-K
for the fiscal year ended December 31, 2021.
The Compensation Committee:
Henry J. Maier, Chairman
Lydia Beebe
David
Garza-Santos
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
During 2021:

•	no member of the Compensation Committee was an officer or employee of KCS or was formerly an officer of KCS;

•	no member of the Compensation Committee had any material relationship with KCS other than service on the Board and Board committees and the receipt of compensation for that service;

•
no executive officer of KCS served as a director or as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Compensation Committee; and

•
no executive officer of KCS served as a member of the compensation committee (or other board committee performing equivalent functions or, if the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of KCS.

EXECUTIVE COMPENSATION
Summary Compensation Table
The following table and narrative disclose compensation earned in 2021 by the NEOs. The table shows amounts earned by such persons for all services rendered in all capacities to KCS and its subsidiaries during the past year.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)		Option Awards ($)(2)		Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)(3)		Total ($)
Patrick J. Ottensmeyer President and Chief Executive Officer	2021 2020 2019	$ $ $	1,051,250 983,333 971,691	$ $ $	530,000 0 0	$ $ $	3,859,541 3,566,267 2,733,648	$ $ $	1,199,999 1,086,895 850,501	$ $ $	1,324,628 1,376,677 1,752,931	$ $ $	202,765 122,740 71,641	$ $ $	8,168,183 7,135,912 6,380,412

Michael W. Upchurch Executive Vice President and Chief Financial Officer	2021 2020 2019	$ $ $	536,250 509,428 501,641	$ $ $	420,500 0 0	$ $ $	977,182 859,644 631,971	$ $ $	297,753 253,253 190,014	$ $ $	447,747 446,108 575,884	$ $ $	61,300 62,492 61,602	$ $ $	2,740,732 2,130,925 1,961,112

Jeffrey M. Songer Executive Vice President and Chief Operating Officer	2021 2020 2019	$ $ $	534,000 510,076 505,159	$ $ $	269,000 0 0	$ $ $	1,343,652 860,503 625,818	$ $ $	253,228 253,253 187,494	$ $ $	464,633 446,666 579,922	$ $ $	54,817 62,197 63,791	$ $ $	2,919,330 2,132,695 1,962,184

Michael J. Naatz Executive Vice President and Chief Marketing Officer	2021 2020 2019	$ $ $	505,250 469,337 424,960	$ $ $	254,500 0 0	$ $ $	793,736 798,462 577,044	$ $ $	239,777 239,732 181,236	$ $ $	396,116 411,188 487,854	$ $ $	50,854 48,165 54,216	$ $ $	2,240,233 1,966,884 1,725,310

Adam J. Godderz Senior Vice President Chief Legal Officer and Corporate Secretary (4)	2021		$482,500		$375,000		$537,038		$160,008		$346,396		$204,870		$2,105,812

Brian D. Hancock Executive Vice President and Chief Innovation Officer (5)	2021 2020 2019	$ $ $	254,606 478,367 460,800	$ $ $	0 0 0	$ $ $	795,847 808,086 597,590	$ $ $	239,776 239,732 181,236	$ $ $	0 418,963 528,998	$ $ $	2,077,549 60,277 66,380	$ $ $	3,367,778 2,005,425 1,835,004

(1)
This column presents the aggregate grant date fair value of stock awards made in 2021, 2020 or 2019, as applicable, computed in accordance with FASB ASC Topic 718. For additional information, refer to Note 15 to our consolidated financial statements in our Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the SEC. The amount for 2021 reflects (a) the grant date fair value for time vested stock awards under our Executive Plan and the 2021 LTI Program, and (b) the probable outcome at grant date for the performance share grant made pursuant to the 2021 LTI Program. See “Compensation Discussion and Analysis” above for more detail on these awards, the Executive Plan, the 2021 LTI Program, and the Grants of Plan-Based Awards table for the value of each grant. The value of the 2021 performance shares awards, assuming the highest level of performance achieved, would be, respectively, as follows: Mr. Ottensmeyer — $4,799,992; Mr. Upchurch — $1,191,026; Mr. Songer — $1,012,858; Mr. Naatz — $958,816; Mr. Godderz – $640,055 and Mr. Hancock — $958,816.

(2)
This column presents the aggregate grant date fair value of option awards made in 2021, 2020 or 2019, as applicable, computed in accordance with FASB ASC topic 718. For additional information, refer to Note 15 to our consolidated financial statements in our Annual Report on
Form 10-K
for the year ended December 31, 2021, as filed with the SEC.

(3)	“All Other Compensation” for the NEOs consists of:

Name	Year	KCS 401(K) Plan Matching Contributions ($)(a)	Group Term Life Insurance Premiums ($)	AD&D Premiums ($)	LTD Premiums ($)	Matching Charitable Gifts ($)(b)	Financial Planning Reimbursement ($)	Other ($)(c)	Total ($)
Ottensmeyer	2021	$14,500	$600	$150	$1,050	$30,000	$15,000	$141,465	$202,765
	2020	$14,250	$600	$150	$1,050	$25,000	$15,945	$65,745	$122,740
	2019	$14,000	$600	$150	$1,050	$30,000	$12,071	$13,770	$71,641

Upchurch	2021	$14,500	$600	$150	$1,050	$30,000	$15,000	$0	$61,300
	2020	$14,250	$600	$150	$1,050	$30,000	$16,442	$0	$62,492
	2019	$14,000	$600	$150	$1,050	$30,000	$15,802	$0	$61,602

Songer	2021	$14,500	$600	$150	$1,050	$20,000	$15,000	$3,517	$54,817
	2020	$14,250	$600	$150	$1,050	$25,000	$15,183	$5,964	$62,197
	2019	$14,000	$600	$150	$1,050	$27,668	$15,288	$5,035	$63,791

Naatz	2021	$14,500	$600	$150	$1,050	$15,000	$15,000	$4,554	$50,854
	2020	$14,250	$600	$150	$1,050	$15,000	$15,435	$1,680	$48,165
	2019	$14,000	$600	$150	$1,050	$16,400	$15,698	$6,318	$54,216

Godderz	2021	$14,500	$600	$150	$1,050	$17,530	$15,000	$156,040	$204,870

Hancock	2021	$14,500	$300	$75	$525	$30,000	$7,438	$2,024,711	$2,077,549
	2020	$14,250	$600	$150	$1,050	$24,000	$15,440	$4,787	$60,277
	2019	$14,000	$600	$150	$1,050	$30,000	$15,288	$5,292	$66,380

(a)	Subject to Internal Revenue Service rules, we match 100% of each employee’s elective 401(k) contributions, which do not exceed 5% of his or her compensation. For 2021, the maximum match was $14,500.

(b)
We provide a
two-for-one
Company match of eligible charitable contributions made by our NEOs. The maximum amount of contributions we will match in any calendar year for any NEO is $15,000. Of this $15,000, only half may be contributed to one organization.

(c)
Amounts in this column for 2021 include: Mr. Ottensmeyer — $138,935 for personal use of the Company’s aircraft (calculated as the incremental cost to the Company of such use) and $2,530 for an annual physical exam; Mr. Songer — $2,250 for an annual physical exam, $547 for a wellness reimbursement, and $720 for a cell phone allowance; Mr. Naatz — $4,500 for an annual physical exam and $54 for GKCCF administration fees; Mr. Godderz - $720 for a cell phone allowance, $155,277 for US Excise Tax Gross Up, and $43 for GKCCF administration fees; Mr. Hancock — $360 for a cell phone allowance, $2,000,000 for a severance payment and $24,330 for medical insurance premium payments, and $21 for GKCCF administration fees. Certain other perquisites are provided to our NEOs, but do not result in an aggregate incremental cost to the Company, and thus, no value for any of these perquisites is included in the Summary Compensation Table. Specifically, (1) all employees of the Company, including the NEOs, are given the opportunity to use our stadium and arena suites to the extent the suites are not being used for business purposes; (2) our NEOs may use the services of their administrative assistants for limited personal matters; and (3) spouses of certain of our NEOs accompanied them on private aircraft chartered to transport the NEOs for business purposes.

(4)	Mr. Godderz was not a Named Executive Officer in 2019 or 2020.

(5)	Mr. Hancock retired from the Company on July 2, 2021.

Narrative to Summary Compensation
Employment and Severance Agreements
. Each of the NEOs are party to a severance agreement with the Company. Our Severance Agreements are meant to provide a reasonable and competitive level of financial transitional support to executives in connection with the termination of their employment.
In connection with the transactions contemplated by the Merger Agreement between the Company and CP, KCSR entered into an agreement (each, a “Letter Agreement”) with each of the NEOs (other than Mr. Hancock). The Letter Agreements revise certain terms of the existing severance agreements with these executives, including: (1) providing that the protection period for enhanced change in control severance (the “CIC Protection Period”) will run from the date that the merger occurs through the two-year
anniversary of the Control Date; (2) clarifying that for purposes of determining such executive’s pro-rata
bonus and target bonus component of cash severance, the “target award” will be the greater of the target award for the calendar year in which the executive’s employment is terminated and the target award for the calendar year in which the change in control occurs and (3) for Mr. Upchurch and Mr. Godderz, establishing the multiple applicable to the base salary and target bonus components of their severance during the CIC Protection Period at three times. In addition, in consideration of certain acknowledgements from the executives that the occurrence of the merger will not, in and of itself, constitute “Good Reason” under such executive’s severance agreements and that the non-competition
period under the severance agreements for each of the executives (other than Mr. Songer) will be extended from one to two years, the Letter Agreements provide that in the event that such executive receives any payments or benefits that are subject to tax under Section 4999 of the Internal Revenue Code, as amended, the executive will receive a payment that puts the executive in the same after-tax
position as though such tax did not apply.
More information about the severance benefits payable to our NEOs under our Severance Agreements is set forth under “Potential Payments Upon Termination, Change in Control or Corporate Transaction.”
Indemnification Agreements
. We have entered into indemnification agreements with our KCS officers and directors. Each of our NEOs is an officer of KCS. These agreements are intended to supplement our officer and director liability insurance and to provide the officers and directors with specific contractual assurance that the protection provided by our Bylaws will continue to be available regardless of, among other things, an amendment to the Bylaws or a change in management or control of KCS. The indemnification agreements provide for indemnification to the fullest extent permitted by the Delaware General Corporation Law and for the prompt advancement of expenses, including attorneys’ fees and all other costs and expenses incurred in connection with any action, suit or proceeding in which the director or officer was or is a party, is threatened to be made a party or is otherwise involved, or to which the director or officer was or is a party, is threatened to be made a party or is otherwise involved by reason of service in certain capacities. Under the indemnification agreements, if required by the Delaware General Corporation Law, an advancement of expenses incurred will be made upon delivery to us of an undertaking to repay all advanced amounts if it is ultimately determined by final adjudication that the officer or director is not entitled to be indemnified for such expenses. The indemnification agreements allow directors and officers to seek court relief if indemnification or expense advances are not received within specified periods, and obligate us to reimburse them for their expenses in pursuing such relief in good faith.
Grants of Plan-Based Awards
The following table provides information for each of the NEOs regarding 2021 grants of annual incentive awards, equity incentive plan awards, restricted shares, and stock options.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)
Name	Grant Date	Date Action Taken by Compensation Committee	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)(5)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Patrick J. Ottensmeyer	N/A	N/A	$0	$1,204,207	$2,408,414
	02/03/2021								1,229	(4)			$259,442
	02/03/2021					0	11,369	22,738					$2,399,996
	02/03/2021								5,685	(3)			$1,200,104
	02/03/2021										20,429	$211.10	$1,199,999

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)
Name	Grant Date	Date Action Taken by Compensation Committee	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)(5)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Michael W. Upchurch	N/A	N/A	$0	$399,774	$799,548
	02/03/2021								398	(4)			$84,018
	02/03/2021					0	2,821	5,642					$595,513
	02/03/2021								1,410	(3)			$297,651
	02/03/2021										5,069	$211.10	$297,753
Jeffrey M. Songer	N/A	N/A	$0	$422,394	$844,788
	02/03/2021								398	(4)			$84,018
	02/03/2021					0	2,399	4,798					$506,429
	02/03/2021								3,568	(3)			$753,205
	02/03/2021										4,311	$211.10	$253,228
Michael J. Naatz	N/A	N/A	$0	$353,675	$707,350
	02/03/2021								353	(4)			$74,518
	02/03/2021					0	2,271	4,542					$479,408
	02/03/2021								1,136	(3)			$239,810
	02/03/2021										4,082	$211.10	$239,777
Adam J. Godderz	N/A	N/A	$0	$309,283	$618,566
	02/03/2021								270	(4)			$56,997
	02/03/2021					0	1,516	3,032					$320,028
	02/03/2021								758	(3)			$160,014
	02/03/2021										2,724	$211.10	$160,008
Brian D. Hancock	N/A	N/A	$0	$0	$0
	02/03/2021								363	(4)			$76,629
	02/03/2021					0	2,271	4,542					$479,408
	02/03/2021								1,136	(3)			$239,810
	02/03/2021										4,082	$211.10	$239,777

(1)
The amounts reflected in these columns represent the threshold, target and maximum amounts that could have been earned under our 2021 AIP. Actual amounts paid for 2021 performance are reflected in the
Non-Equity
Incentive Plan Compensation column in the Summary Compensation Table.

(2)
The amounts reflected in these columns represent the threshold, target and maximum amounts that could be earned for the performance share awards made under our 2021 LTI Program. See Compensation Discussion and Analysis for additional details of the 2021 LTI Program, including the performance goals. The amounts in the grant date fair value column represent the probable outcome at grant date of the performance goals for the 2021 LTI Program.

(3)
This amount reflects restricted stock awards granted under the 2017 Plan pursuant to our 2021 LTI Program. The shares vest in full three years after the grant date. For participants that are retirement eligible, 1/3 of the shares become non-forfeitable
in three annual installments beginning one year from the grant date; however, such shares remain subject to sale and transfer restrictions in accordance with the original vesting schedule. Mr. Ottensmeyer and Mr. Upchurch are retirement eligible. Holders of restricted stock are entitled to vote such shares and dividends declared on the Common Stock are accrued and paid to the participant upon the vesting or non-forfeitability,
as applicable, of the restricted shares.

(4)
This amount reflects restricted stock awards granted under the 2017 Plan pursuant to our Executive Plan. The shares vest in full one year after the grant date. For participants that are retirement eligible, the shares become non-forfeitable
immediately; however, such shares remain subject to sale and transfer restrictions in accordance with the original vesting schedule. Mr. Ottensmeyer and Mr. Upchurch are retirement eligible. Holders of restricted stock are entitled to vote such shares and dividends declared on the Common Stock are accrued and paid to the participant upon the vesting or non-forfeitability,
as applicable, of the restricted shares.

(5)
The amounts in this column reflect
non-qualified
stock options granted under the 2017 Plan pursuant to our 2021 LTI Program. The options vest in equal 1/3 amounts on the first, second and third anniversary of the grant date.

Outstanding Equity Awards at Fiscal
Year-End
The NEOs did not have any outstanding equity awards as of December 31, 2021. Pursuant to the Merger Agreement, all outstanding stock options were converted to cash awards and paid out immediately following the closing into Voting Trust. All restricted stock vested immediately prior to the closing into Voting Trust and all performance shares were converted to cash awards. Please see “Compensation Discussion and Analysis” for further details.
Option Exercises and Stock Vested
The following table provides information for each of the NEOs regarding stock option exercises and vesting of stock awards during 2021.

	Option Awards				Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)			Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(3)
Ottensmeyer	4,690 161,650	$ $	1,101,704 28,455,431.46	(1) (2)	53,996	$12,000,240
Upchurch	37,845 11,288	$ $	7,559,089 1,396,024.14	(1) (2)	12,570	$2,787,307
Songer	27,768		$4,667,998.97	(2)	22,811	$5,808,904
Naatz	20,010		$3,074,586.95	(2)	9,240	$2,320,635
Godderz	8,844 5,936	$ $	1,725,180 726,923.58	(1) (2)	3,910	$1,038,968
Hancock	14,619		$2,182,889	(1)	7,364	$1,570,142

(1)
This value was realized from options that were exercised prior to the merger. The value realized on shares that were sold immediately upon exercise is the difference between the actual sales price and the exercise price of the option.

(2)
Pursuant to the Merger Agreement, each outstanding (vested and unvested) employee stock option was converted to cash and paid out immediately following the closing into Voting Trust. Options were cashed out at the difference between the Merger Consideration Value of $301.20 and the exercise price of the respective option.

(3)
The value realized is the fair market value of our Common Stock (the closing price on the NYSE) on the trading day prior to the vesting date. Pursuant to the Merger Agreement, all unvested restricted share awards became vested immediately prior to the effective time of the merger and received the Merger Consideration paid to shareholders ($90.00 per share plus 2.884 shares of CP common stock per share).

Potential Payments Upon Termination of Employment or Change in Control
As described above in the “Narrative to Summary Compensation” section, each of our NEOs is a party to a severance agreement. Each agreement provides certain benefits in the event of the termination of the NEO’s employment without cause or after a change in control. The agreements do not provide for any benefits in the event of the termination of employment resulting from death, disability or retirement. We believe that providing certain severance protections in the event of a change in control play an important role in attracting and retaining key executive officers. The Compensation Committee believes the severance benefits are an appropriate and necessary component of each NEO’s compensation package.

As noted above, on September 15, 2021, KCSR entered into certain Letter Agreements with each NEO in connection with the Merger Agreement with CP. These Letter Agreements amended the terms of the severance agreements between the Company and each NEO. The effect of these revised severance agreements is set forth in the following section.
The severance benefits described below are required to be provided pursuant to the terms of severance agreements with our NEO. These agreements may only be amended with the consent of the NEO.
Severance Agreements
Our Severance Agreements provide for the following severance benefits if the applicable executive’s employment ceases due to an involuntary termination without Cause or voluntary termination for Good Reason (each, defined in our Severance Agreement, and each, a “Qualified Termination”). Each executive’s severance benefits are subject to the execution of an “Arbitration Agreement” and a “Release.” The severance benefits are also contingent on the executive complying with certain confidentiality, non-disclosure,
and
non-competition
provisions. Under the
non-competition
provisions, the executive agrees not to compete with the business of the Company in any geographic area then served by the Company for a period of two years (one year in the case of Mr. Songer) following the termination of his or her employment. The executive also agrees, subject to certain limitations, to not divert business from the Company, solicit business from customers or prospective customers of the Company, or solicit any employee to leave the employ of the Company.

Benefit	General Severance	Change in Control Severance
Cash Severance	• CEO: 2 x (base salary + target bonus) • Other NEOs: 1 x (base salary + target bonus)	• CEO: 3 x (base salary + target bonus) • Messrs. Upchurch & Godderz: 3 x (base salary + target bonus) (1) • Other NEOs: 2 x (base salary + target bonus) (1)

Current-Year Bonus	• Prorated, subject to actual financial performance	• Prorated at target financial performance

Long-Term Incentives	• Determined by equity award agreement	• CEO & NEOs: All unvested equity awards (including awards converted to cash-based awards in connection with the merger) shall vest upon Qualified Termination

Welfare Benefit Continuation
•  COBRA (for 12 months), if elected, executive will only be required to pay the same share of the applicable premium for medical coverage that would apply if the executive were participating in the medical plan as an active employee.

•  COBRA (for 18 months), if elected, executive will only be required to pay the same share of the applicable premium for medical coverage that would apply if the executive were participating in the medical plan as an active employee.

Outplacement	• One year – up to $25,000	• One year – up to $25,000

(1)	Minimum of 60% target bonus used for select executives in the event of a CIC severance.

Other Compensatory Plans that Provide Benefits on Retirement or Termination of Employment
Described below are the portions of our compensation plans in which the accounts of NEOs become vested as a result of (a) their retirement, death, disability or termination of employment, (b) a change in control of us, or (c) a change in the NEO’s responsibilities following a change in control.
KCS 401(k) Plan.
Participants, including our NEOs, are fully vested in their accounts under the KCS 401(k) Plan, other than their matching contributions. Subject to certain exceptions, Company matching contributions vest as follows: 20% vesting after two years of service, 40% after three years of service, 60% after four years of service and 100% after five years of service. Vesting is accelerated in the case of retirement at age 65, death or disability or upon a change in control of us (as defined in the KCS 401(k) Plan). Distribution of benefits under the KCS 401(k) Plan will be made in connection with a participant’s death, disability, retirement or other termination of employment. Subject to certain restrictions, a participant may elect whether payment of his or her benefits will be in a lump sum or installments. Benefits are normally paid in cash. However, to the extent a participant’s accounts are invested in whole shares of our Common Stock, the participant may elect to receive distributions of benefits under the KCS 401(k) Plan in cash, whole shares of our Common Stock, or in a combination of cash and whole shares of our Common Stock.
2017 Plan and the 2008 Plan.
Beginning on May 4, 2017, all equity awards have been made under the 2017 Plan, which was adopted to replace the 2008 Plan. Outstanding equity awards made under the 2008 Plan continue to be governed under the terms and conditions of the 2008 Plan. However, the 2008 Plan has been permanently frozen and all awards made on or after May 4, 2017 have been made under the 2017 Plan. As described below in greater detail, the 2017 Plan terms and conditions governing the treatment of equity awards in the event of death, disability, retirement or on account of a change of control are substantially the same as those in the 2008 Plan. The tables below reflect awards under both the 2017 Plan and the 2008 Plan and related award agreements.
Subject to the terms of the specific award agreements, under both the 2017 Plan and the 2008 Plan, the termination of affiliation of a grantee of an award by reason of death, Disability, Retirement or on account of a Change of Control (as such terms are defined in the 2017 Plan and the 2008 Plan, as applicable) may accelerate the ability to exercise an award.
Death or Change of Control.
Upon the death, or upon the termination of affiliation on account of a Change of Control, of a grantee of an award under both the 2017 Plan and the 2008 Plan, unless otherwise specified in the award agreement:
(i) the grantee’s restricted shares and restricted share units, if any, that were forfeitable will become nonforfeitable,
(ii) any options or stock appreciation right (“SAR”) not exercisable at that time will become nonforfeitable and exercisable and the grantee’s personal representative or other transferee upon death may exercise such options or SARs up to the earlier of the expiration of the option or SAR term, one year after the death of the grantee, or ten years from the grant date of the award,
(iii) the benefits payable with respect to any performance share or performance unit for which the performance period has ended will become nonforfeitable, and the benefits payable with respect to any performance share or performance unit for which the performance period has not ended will become nonforfeitable in the amount that would be earned for such performance period if the performance goals for such performance period were met at target, and
(iv) any shares subject to a deferred stock award will become nonforfeitable.

Disability or Retirement.
Upon the termination of affiliation by reason of Disability or Retirement of a grantee of an award under both the 2017 Plan and the 2008 Plan, unless otherwise specified in the award agreement:
(i) the grantee’s restricted shares and restricted share units, if any, that were forfeitable will become nonforfeitable in a number determined by multiplying the total number of restricted shares and restricted share units by a fraction, the numerator of which is the number of twelve-month periods of employment commencing on the grant date that have been completed by the grantee, and the denominator of which is the total number of twelve-month periods in the period of restriction,
(ii) any options or SARs not exercisable at that time will become nonforfeitable and exercisable and the grantee or the grantee’s legal representative (or the grantee’s transferee upon the death of the grantee) may exercise such options or SARs as follows: (a) if the termination of affiliation was by reason of Retirement, up to the expiration of the option or SAR term (except that for options or SARs granted prior to February 18, 2015 under the 2008 Plan, which can be exercised up to the earliest of the expiration of the option or SAR term, five years following the grantee’s termination of affiliation by reason of Retirement, or ten years from the grant date of the award) or (b) if termination of affiliation was by reason of Disability, up to the earliest of the option or SAR term, one year following the grantee’s termination of affiliation by reason of Disability, or 10 years from the grant date of the award.
(iii) the benefits payable with respect to any performance share or performance unit for which the performance period has ended will become nonforfeitable, and the benefits payable with respect to any performance share or performance unit for which the performance period has not ended will be forfeited, and
(iv) any shares subject to a deferred stock award will become nonforfeitable.
Other Termination of Affiliation.
Upon the termination of affiliation of a grantee of an award under both the 2017 Plan and the 2008 Plan for any reason other than death, Disability, Retirement, or on account of a Change of Control, then, unless otherwise specified in the award agreement:
(i) the grantee’s restricted shares and restricted share units, if any, that were forfeitable on the date of the grantee’s termination of affiliation, are forfeited on that date;
(ii) any options or SARs not exercisable at that time will be forfeited, and any options or SARs that are vested and exercisable or become exercisable at that time may be exercised by the grantee up to the earlier of the expiration of the option or SAR term, three months following the grantee’s termination of affiliation, or ten years from the grant date of the award; provided, however, that if termination of affiliation is for Cause (as defined in the 2008 Plan), then any unexercised options or SARs will be forfeited;
(iii) the benefits payable with respect to any performance share or performance unit for which the performance period has ended but which are not vested will be forfeited, and the benefits payable with respect to any performance share or performance unit for which the performance period has not ended will be forfeited; and
(iv) any unvested shares subject to a deferred stock award will be forfeited.
Certain Award Agreements under the 2017 and the 2008 Plan.
Certain award agreements provide for alternate termination provisions than those provided for in the 2017 and the 2008 Plan, respectively.

•
Restricted Shares Award Agreements for newly hired or promoted executives provide that if there is a termination of affiliation by reason of retirement prior to vesting, then for every consecutive twelve-month period of employment completed during the period beginning on the grant date and ending on the date of termination of affiliation by reason of retirement, 1/5 of the number of restricted shares will vest and no longer be subject to restriction.

•	Restricted Shares and Performance Shares Award Agreements for the 2019 LTI Program, 2020 LTI Program, and 2021 LTI Program provide that the restricted shares will vest and no longer be subject to restrictions upon a termination of affiliation by reason of a disability prior to vesting. Additionally, for the performance shares, if there is a termination of affiliation due to a disability prior to vesting, then upon such termination of affiliation the executive will be deemed to have earned a number of shares determined as if the Performance Goals were at target. Also, for the performance shares, if there is a termination of affiliation prior to vesting due to retirement, a portion of the performance shares will be forfeited where the forfeited portion shall equal the number of performance shares times a fraction, the numerator of which is the total number of remaining whole months in the performance period and the denominator of which is thirty-six
months. The portion of performance shares not forfeited pursuant to the foregoing shall be earned based on the applicable performance percentage achieved and shall be paid on the later of the vesting date or the date the results are certified.

•
Restricted Shares Award Agreements used for our Executive Plan provide that restricted shares will no longer be subject to restrictions upon a termination of affiliation due to retirement prior to vesting.

•
Restricted Shares and Stock Option Award Agreements generally provide that all awards become fully vested or exercisable upon a Change of Control. Beginning in March 2019, awards, pursuant to our annual LTI Program, provide that such vesting will only occur upon a termination of employment within two years after a Change of Control.

•
Beginning in February 2021, all employee equity award agreements generally provide that awards become fully vested or exercisable upon an involuntary termination of employment or a voluntary termination for Good Reason (as defined in respective award agreement), in each case within a two-year
period following a Change of Control.

Trusts Securing the Rights of the Officers, Directors, Employees and Former Employees
We have established a series of grantor trusts (commonly referred to as “rabbi” trusts) that are intended to secure the rights of our officers, directors, employees, former employees and others (each a “Beneficiary”) under various contracts, benefit plans, agreements, arrangements and commitments. The function of each trust is to receive contributions from us and, following a change in control of the Company (as defined by the trust), if we fail to honor certain obligations to a Beneficiary, the trust shall distribute to the Beneficiary amounts accumulated in such Beneficiary’s trust account, or in the general trust account, to discharge such obligations as they become due, to the extent of available trust assets. The trusts require that we be solvent as a condition to making distributions. Trusts have been established with respect to the employment continuation commitments under employment agreements, the Executive Plan, the Directors’ Deferred Fee Plan, indemnification agreements and the 2008 Plan, among others. New trusts were executed on February 24, 2011. The new trusts are revocable by the Board of Directors until a change in control of the Company. KCSR has established similar trusts tied to any failure by KCSR to honor its obligations to beneficiaries following a change in control of KCSR.
Tables Summarizing Payments Upon Employment Termination
The following tables summarize the estimated payments that would be made under each contract, agreement, plan or arrangement which provides for payments to a NEO at, following, or in connection with any termination of employment, including by resignation, retirement, disability, or dismissal or resignation for good reason following a change in control. None of our NEOs are eligible to receive payments upon a voluntary resignation or a termination for cause (as defined above). In accordance with SEC regulations, we do not report any amount to be provided under any arrangement which does not discriminate in scope, terms or operation in favor of our NEOs and which is available generally to all salaried employees in the United States. The following tables do not repeat information provided in the Summary Compensation Table or the Outstanding Equity Awards at
Year-End
Table, except to the extent the amount payable would be enhanced by the termination event.
For purposes of the quantitative disclosure in the following tables, and in accordance with SEC regulations, we have assumed that the termination took place on December 31, 2021 and do not reflect the impact of any common approaches to mitigating potential tax exposure under Section 4999 of the Code, such as ascribing value to post-closing non-competition
covenants.

	Patrick J. Ottensmeyer
Benefit	Death	Disability	Retirement	Change in Control	Without Cause or Good Reason
Cash Severance	$—	$—	$—	$6,792,621	$4,528,414
Retention Bonus	$—	$—	$—	$1,590,000	$—
Equity (Intrinsic Value)	$—	$—	$—
Unvested Restricted Stock	$—	$—	$—	$—	$—
Unvested Performance Shares	$23,771,909	$23,771,909	$16,666,400	$23,771,909	$—
Unexercisable Options	$—	$—	$—	$—	$—

Total	$23,771,909	$23,771,909	$16,666,400	$23,771,909	$—

Other Benefits
Outplacement Benefits	$—	$—	$—	$25,000	$25,000
Health & Welfare (Present Value)	$—	$—	$—	$8,072	$5,381
Estimated Make Whole Payment	$—	$—	$—	$9,884,670	$—

Total	$—	$—	$—	$9,917,742	$30,381

Total	$23,771,909	$23,771,909	$16,666,400	$42,072,272	$4,558,795

	Michael W. Upchurch
Benefit	Death	Disability	Retirement	Change in Control	Without Cause or Good Reason
Cash Severance	$—	$—	$—	$2,822,322	$940,774
Retention Bonus	$—	$—	$—	$811,500	$—
Equity (Intrinsic Value)	$—	$—	$—
Unvested Restricted Stock	$—	$—	$—	$—	$—
Unvested Performance Shares	$5,552,923	$5,552,923	$3,828,252	$5,552,923	$—
Unexercisable Options	$—	$—	$—	$—	$—

Total	$5,552,923	$5,552,923	$3,828,252	$5,552,923	$—

Other Benefits
Outplacement Benefits	$—	$—	$—	$25,000	$25,000
Health & Welfare (Present Value)	$—	$—	$—	$16,115	$10,743
Estimated Make Whole Payment	$—	$—	$—	$3,080,020	$—

Total	$—	$—	$—	$3,121,135	$35,743

Total	$5,552,923	$5,552,923	$3,828,252	$12,307,880	$976,517

	Jeffrey M. Songer
Benefit	Death	Disability	Retirement	Change in Control	Without Cause or Good Reason
Cash Severance	$—	$—	$—	$1,920,788	$960,394
Retention Bonus	$—	$—	$—	$807,000	$—
Equity (Intrinsic Value)	$—	$—	$—
Unvested Restricted Stock	$—	$—	$—	$—	$—
Unvested Performance Shares	$5,271,602	$5,271,602	$—	$5,271,602	$—
Unexercisable Options	$—	$—	$—	$—	$—

Total	$5,271,602	$5,271,602	$—	$5,271,602	$—

Other Benefits			$—
Outplacement Benefits	$—	$—	$—	$25,000	$25,000
Health & Welfare (Present Value)	$—	$—	$—	$25,028	$16,685
Estimated Make Whole Payment	$—	$—	$—	$2,677,757	$—

Total	$—	$—	$—	$2,727,785	$41,685

			$—

Total	$5,271,602	$5,271,602	$—	$10,727,175	$1,002,079

	Michael J. Naatz
Benefit	Death	Disability	Retirement	Change in Control	Without Cause or Good Reason
Cash Severance	$—	$—	$—	$1,725,350	$862,675
Retention Bonus	$—	$—	$—	$763,500	$—
Equity (Intrinsic Value)	$—	$—	$—
Unvested Restricted Stock	$—	$—	$—	$—	$—
Unvested Performance Shares	$5,031,847	$5,031,847	$—	$5,031,847	$—
Unexercisable Options	$—	$—	$—	$—	$—

Total	$5,031,847	$5,031,847	$—	$5,031,847	$—

Other Benefits			$—
Outplacement Benefits	$—	$—	$—	$25,000	$25,000
Health & Welfare (Present Value)	$—	$—	$—	$24,978	$16,652
Estimated Make Whole Payment	$—	$—	$—	$2,498,114	$—

Total	$—	$—	$—	$2,548,092	$41,652

Total	$5,031,847	$5,031,847	$—	$10,068,789	$904,327

	Adam J. Godderz
Benefit	Death	Disability	Retirement	Change in Control	Without Cause or Good Reason
Cash Severance	$—	$—	$—	$2,397,849	$799,283
Retention Bonus	$—	$—	$—	$735,000	$—
Equity (Intrinsic Value)	$—	$—	$—		$—
Unvested Restricted Stock	$—	$—	$—	$—	$—
Unvested Performance Shares	$2,873,448	$2,873,448	$—	$2,873,448	$—
Unexercisable Options	$—	$—	$—	$—	$—

Total	$2,873,448	$2,873,448	$—	$2,873,448	$—

Other Benefits			$—
Outplacement Benefits	$—	$—	$—	$25,000	$25,000
Health & Welfare (Present Value)	$—	$—	$—	$25,028	$16,685
Estimated Make Whole Payment	$—	$—	$—	$2,649,758	$—

Total	$—	$—	$—	$2,699,786	$41,685

Total	$2,873,448	$2,873,448	$—	$8,706,083	$840,968

Brian D. Hancock*
Benefit	Death	Disability	Retirement	Change in Control	Without Cause or Good Reason
Cash Severance	$—	$—	$—	$—	$—
Retention Bonus	$—	$—	$—	$—	$—
Equity (Intrinsic Value)	$—	$—	$—	$—	$—
Unvested Restricted Stock	$—	$—	$—	$—	$—
Unvested Performance Shares	$—	$—	$—	$—	$—
Unexercisable Options	$—	$—	$—	$—	$—

Total	$—	$—	$—	$—	$—

Other Benefits
Outplacement Benefits	$—	$—	$—	$—	$—
Health & Welfare (Present Value)	$—	$—	$—	$—	$—
Estimated Make Whole Payment	$—	$—	$—	$—	$—

Total	$—	$—	$—	$—	$—

Total	$—	$—	$—	$—	$—

*	Mr. Hancock retired from the Company on July 2, 2021. Amounts paid to him upon his retirement are set forth in the Summary Compensation Table.

CEO Pay Ratio Disclosure
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation
S-K,
we are providing the following information about the relationship of the annual total compensation of our CEO, Mr. Patrick J. Ottensmeyer, and the annual total compensation of our employees. This pay ratio is a reasonable estimate calculated in good faith, in a manner consistent with Item 402(u) of Regulation
S-K,
based on our payroll and employment records and the methodology described below. The Securities and Exchange Commission rules for identifying the “median employee” and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices. As such, the pay ratios reported by other companies may not be comparable to the pay ratio set forth below, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.
For the year ended December 31, 2021:

•
The median of the annual total compensation of all employees of the Company (other than our CEO) was $49,462 (based on the exchange rate reported by Banco de Mexico on December 31, 2021 of 20.5835 Mexican pesos per U.S. dollar). The employee is a collective bargaining employee based in Mexico.

•	The annual total compensation of our CEO, as reported in the Summary Compensation Table presented elsewhere in this Amendment No. 1 on Form 10-K/A, was $8,314,898.

•	Based on this information, for 2021 the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was 168 to 1.
To facilitate analysis and benchmarking with other U.S. Class I railroads, we are also providing the following information about the relationship of the annual total compensation of our CEO and the annual total compensation of employees who are located in the U.S. (“U.S. Employees”). The pay ratio included in this information is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation
S-K,
except for the inclusion of only U.S. Employees.
For the year ended December 31, 2021:

•	The median of the annual total compensation of U.S. Employees of the Company (other than our CEO) was $97,495. This employee is a collective bargaining employee based in Louisiana.

•	The annual total compensation of our CEO, as reported in the Summary Compensation Table presented elsewhere in this Amendment No. 1 on Form 10-K/A, was $8,314,898.

•	Based on this information, for 2021 the ratio of the annual total compensation of our CEO to the median of the annual total compensation of U.S. Employees was 85 to 1.
Following is the methodology and material assumptions we applied to identify the median of the annual total compensation of all employees and the median of the annual total compensation of U.S. Employees, as well as to determine the annual total compensation of the respective “median employee”:

•
We selected October 31, 2021 as the date upon which to identify the respective median employee. No significant changes to the respective employee populations have occurred subsequent to October 31, 2021.

•
As of October 31, 2021, our employee population consisted of approximately 7,000 full-time employees, with approximately 2,950 of these individuals located in the U.S. and approximately 4,050 located in Mexico. Approximately 71% of our employees located in the U.S. are covered by collective bargaining agreements and approximately 77% of our employees located in Mexico are covered by a labor agreement with the Mexican railroad union (Sindicato de Trabajadores Ferrocarrileros de la República Mexicana).

•
Workers not employed by the Company were excluded from the determination of the respective “median employee”, as such workers are employed by unaffiliated third parties, and their compensation is determined by those unaffiliated third parties.

•
To identify the respective “median employee” from the total employee population and from the U.S. Employee population, we compared, for the twelve months ended October 31, 2021, the aggregate amount of:

•	Salary or wages, as applicable;

•	Annual cash incentive payments;

•	Payments required by Mexican labor law or consistent with Mexican customary practice, including Christmas bonus, vacation premium, food stipends and statutory profit sharing;

•	The Company’s 401(k) or Mexican savings fund matching contributions.
The Company believes the resulting compensation measure is the most comparable measure between the U.S. and Mexico employee populations.

•
In making the above determination for the total employee population, amounts paid in Mexican pesos were converted to U.S. dollars at an exchange rate of 20.3255 Mexican pesos per U.S. dollar, the exchange rate reported by Banco de Mexico on October 31, 2021.

•
In making the above determinations for the total employee population and for the U.S. Employee population, we annualized the compensation of approximately 481 and 307 full-time employees, respectively, who did not work for us for the entire twelve-month period due to being hired or taking unpaid leaves of absence during the period.

•	We identified our respective median employees using this compensation measure, which was consistently applied to all employees included in the respective calculation.

•	We did not make any cost-of-living adjustment in identifying the respective median employees.

•
For each of the median employees, we combined all elements of the respective employee’s compensation for 2021 in accordance with the requirements of Item 402(c)(2)(x) of Regulation
S-K
and consistent with the determination of the total compensation of our CEO, as reported in the Summary Compensation Table presented elsewhere in this Amendment No. 1 on Form
10-K/A.

DIRECTOR COMPENSATION
This section describes the compensation paid to our directors. Only directors who are not members of management receive compensation for service as a director. Patrick J. Ottensmeyer, our President and CEO, serves on our Board, but is not paid any compensation for his service on the Board. His compensation as an executive is described in the Summary Compensation Table included in this Amendment No. 1 on Form
10-K/A.
Director Fees
Director Compensation Practices
The Compensation Committee recommends each component of director compensation to the Board. Based upon advice from its compensation consultant, the Compensation Committee seeks to recommend compensation packages, including both cash and stock components, that are competitive with the Company’s peer group. The Board does not delegate its authority for determining director compensation to any other person.
In recommending director compensation, the Compensation Committee may consider, and determine the weight it will give to, any combination of the following:

•	market competition for directors;

•	securities law and NYSE independence, expertise and qualification requirements;

•	director compensation provided by peer group companies selected by the Compensation Committee with the assistance of the Compensation Consultant;

•	directors’ duties and responsibilities; and

•	director retention.
In 2021, no changes were made to annual director pay levels. The Compensation Committee believes its current compensation levels are, on average, aligned with its stated goal of compensating our directors at the 50th percentile of directors of companies in our peer group. The Compensation Committee will periodically review director compensation to maintain this alignment.
Director Compensation Program
Under our director compensation program each
non-management
director receives the following compensation for his or her service as a member of the Board:
Annual Cash Retainers for Board and Committee Membership

Type	Amount
Board of Directors	$75,000
Chair of the Board	$100,000
Committee Chair	$20,000

Committee Membership	$10,000
In addition, directors received special fees in the amount of $40,000 for merger related compensation
.
Director Stock Awards
Under the director compensation program, each
non-management
director is awarded a grant of Common Stock under the 2017 Plan on the date of each annual meeting or on the date of their election to the Board, which vests immediately. The grant is for a number of shares equal to approximately $125,000 in value. Due to the merger agreement in effect at the time with CN, cash in the amount of $125,000 was paid in lieu of the annual director stock award.
Director Stock Ownership Guidelines
The Board adopted stock ownership guidelines for directors that require each director to beneficially own shares of our Common Stock with a fair market value equal to at least five times the base annual cash retainer for serving as a Board member (currently 5 x $75,000 = $375,000). Deferred shares granted to directors count toward this requirement. Directors must achieve this ownership level within five years from the date of their election to the Board. All of the directors who have been on the Board for at least five years met this stock ownership requirement until the effective time of the merger. Upon closing into the Voting Trust, these stock ownership guidelines were eliminated.
Director Expense Reimbursement
In addition to compensating the directors as discussed above, we also reimburse the directors for their expenses in attending Board and Committee meetings.
Directors’ Fee Deferral Plans
Directors are permitted to defer receipt of directors’ cash fees and retainers under an unfunded Directors’ Deferred Fee Plan (which we refer to as the “Deferred Fee Plan”) adopted by the Board. Earnings on deferred fees and earnings credited to the director’s account are determined by the hypothetical “investment” of deferred fees based on the director’s election among investment options designated by us from time to time for the Deferred Fee Plan. An underlying investment rate determined from time to time by the Board (currently the rate on United States

Treasury securities with a maturity of 10 years plus one percentage point, adjusted annually on July 1) is used to credit with interest any part of a director’s account for which a mutual fund has not been designated as the hypothetical “investment.” A director’s account value will be paid after the director ceases to be a director of KCS. Amounts deferred, including related earnings, will be paid either in installments or a lump sum, as elected by the director. Distributions under the Deferred Fee Plan are allowed prior to cessation as a director in certain instances as approved by the Board. The Board may designate a plan administrator, but in the absence of such designation, the Corporate Secretary of KCS will administer the Deferred Fee Plan.
In 2011, the Board adopted the Director Deferred Stock Program (the “Deferred Stock Program”). Under the Deferred Stock Program, cash retainers paid each year may be deferred into shares of KCS common stock. Directors may defer a percentage or a specific dollar amount into KCS common stock. The number of shares granted under the Deferred Stock Program will be equal to (a) the aggregate value of annual cash retainers elected to be deferred, divided by (b) the fair market value per share on the grant date. The stock is 100% vested, but has no voting rights. Dividend equivalents (if any) will also be credited to the KCS deferred stock account. Dividend equivalents are credited to the director’s deferred stock account as of the date the Company pays any dividend (whether in cash or in kind) on its Common Stock in an amount equal to the ratio of (A) the aggregate value of the dividend that would have been payable on the deferred stock held by the Director immediately prior to such payment date had the shares represented by such deferred stock been outstanding as of such payment date to (B) the fair market value per share as of such date. Directors may elect the date that distribution of the deferred shares occurs. They may also choose to receive payment in either lump sum or installments (up to 5 years). Payment will be accelerated in the event of a change in control of KCS or the director’s death. Messrs. Druten and
Garza-Santos
participated in the Deferred Stock Program during 2021. Pursuant to the Merger Agreement, outstanding deferred shares were paid immediately prior to the effective time of the merger and the participant received the Merger Consideration that was paid to shareholders ($90.00 per share plus 2.884 shares of CP common stock per share). Upon closing into Voting Trust, the Deferred Stock Program was eliminated.
2021 Director Compensation
The following table shows the compensation paid to our
non-employee
directors in 2021.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)(4)	Total ($)
Lydia I. Beebe	$260,000		$0	$0	$30,049	$290,049
Lu M. Córdova	$270,000		$0	$0	$17,049	$287,049
Robert J. Druten	$380,000	(2)	$0	$0	$27,430	$407,430
Antonio O. Garza, Jr.	$260,000		$0	$0	$50,075	$310,075
David Garza-Santos	$250,000	(3)	$0	$0	$75	$250,075
Janet H. Kennedy	$250,000		$0	$0	$10,075	$260,075
Mitchell J. Krebs	$260,000		$0	$0	$8,075	$268,075
Henry J. Maier	$270,000		$0	$0	$49	$270,049
Thomas A. McDonnell	$280,000		$0	$0	$30,030	$310,030

(1)	No stock or option awards were granted to any director in 2021.
(2)
Mr. Druten deferred receipt of $240,000 pursuant to the Directors Deferred Stock Program. He accrued 817 deferred shares as a result of this deferral and receives dividend equivalents on such deferred shares. Pursuant to the Merger Agreement, outstanding deferred shares were paid out to the participant immediately prior to the effective time of the merger. In exchange for the deferred shares that were paid out, the participant received the Merger Consideration that was paid to all stockholders ($90.00 per share plus 2.884 shares of CP common stock per share).

(3)
Mr. Garza-Santos
deferred receipt of $110,000 pursuant to the Directors Deferred Stock Program. He accrued 374 deferred shares as a result of this deferral and receives dividend equivalents on such deferred shares. Pursuant to the Merger Agreement, outstanding deferred shares were paid out to the participant immediately prior to the effective time of the merger. In exchange for the deferred shares that were paid out, the participant received the Merger Consideration that was paid to all stockholders ($90.00 per share plus 2.884 shares of CP common stock per share).

(4)	All Other Compensation for directors consists of:

Name	Group Term Life Premiums	AD&D Premiums	Charitable Matching Gifts (a)	Other(b)	Total
Lydia I. Beebe	$39	$10	$30,000	$0	$30,049
Lu M. Córdova	$39	$10	$17,000	$0	$17,049
Robert J. Druten	$24	$6	$27,400	$0	$27,430
Antonio O. Garza, Jr.	$60	$15	$14,000	$36,000	$50,075
David Garza-Santos	$60	$15	$0	$0	$75
Janet H. Kennedy	$60	$15	$10,000	$0	$10,075
Mitchell J. Krebs	$60	$15	$8,000	$0	$8,075
Henry J. Maier	$39	$10	$0	$0	$49
Thomas A. McDonnell	$24	$6	$30,000	$0	$30,030

(a)
We provide a
two-for-one
Company match of eligible charitable contributions made by our directors. The maximum amount of contributions we will match in any calendar year for any director is $15,000. Of this $15,000 maximum, only half may be contributed to one organization.

(b)
Amounts in this column for 2021 include: Mr. Garza – director fees paid by the Company’s wholly owned subsidiary, Kansas City Southern de Mexico, S.A. de C.V., for serving as Chairman of its board of directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
BENEFICIAL OWNERSHIP
The following table contains information concerning the beneficial ownership of our Common Stock as of April 4, 2022 by:

•	Beneficial owners of more than five percent of our Common Stock that have publicly disclosed their ownership in filings with the SEC;

•	The members of our Board of Directors, including our Chief Executive Officer;

•	Our Chief Financial Officer and the other executive officers for whom information is provided in the Summary Compensation Table in this Amendment No. 1 on Form 10-K/A; and

•	All current executive officers and directors as a group. The address for each of our directors and executive officers listed is 427 West 12th Street, Kansas City, Missouri 64105.
No officer or director of KCS owns any equity securities of any subsidiary of KCS. Beneficial ownership is generally defined as either the sole or shared power to vote or dispose of the shares. Except as otherwise noted, the beneficial owners have sole power to vote and dispose of the Common Stock.

Beneficial Ownership Table

Name of Beneficial Owner	Common Stock (1)	Percent of Class (1)
5% or Greater Owners
CP VOTING TRUST(2)	100	100%
Named Executive Officers and Directors
Lydia I. Beebe	—	—
Lu M. Córdova	—	—
Robert J. Druten	—	—
Antonio O. Garza, Jr.	—	—
David Garza-Santos	—	—
Janet H. Kennedy	—	—
Mitchell J. Krebs	—	—
Henry J. Maier	—	—
Thomas A. McDonnell	—	—
Patrick J. Ottensmeyer	—	—
Brian D. Hancock	—	—
Michael J. Naatz	—	—
Jeffrey M. Songer	—	—
Michael W. Upchurch
All executive officers and directors as a group (14 persons)	—	—

(1)
This column includes Common Stock beneficially owned by officers, directors, nominees for director and beneficial owners of more than five percent of our Common Stock. The list of our executive officers is included in our Annual Report on Form
10-K
for the year ended December 31, 2021.

(2)
David L. Starling, 2442 NE Rivercrest Rd., Fayetteville, AR 72701, is the Trustee of a Voting Trust established December 14, 2021, by and between CP, Cygnus Holding Corp., a Delaware corporation and an indirect wholly owned subsidiary of CP, and David L. Starling. Upon the execution of the Voting Trust Agreement and completion of the merger transactions contemplated under the Merger Agreement, the Company was ultimately merged with and into a wholly-owned subsidiary of CP. Immediately upon completion of these transactions, the surviving subsidiary from these mergers changed its name to Kansas City Southern (KCS), and the certificate for all outstanding common shares of the Company was deposited with the Trustee to hold in trust.

The Voting Trust Agreement between CP and Mr. Starling in his role as the trustee of the Voting Trust requires the trustee to vote all trust stock in favor of any proposal or action necessary or desirable to effect, or consistent with the effectuation of, the transactions contemplated by the Merger Agreement, and, until the STB has issued a final order approving the transaction and common control of KCS by CP, against any proposed merger, business combination or similar transaction involving KCS but not involving CP or one of its affiliates. On other matters (including the election or removal of directors), the trustee generally will vote the trust stock in the trustee’s sole discretion, unless CP, with the prior written approval of the STB, directs the trustee as to any such vote with respect to the trust stock represented by such trust certificate. Under the Voting Trust Agreement, the trustee is generally prohibited from exercising the voting powers of the trust stock in any way that would create any dependence or intercorporate relationship between (i) CP, on the one hand, and (ii) KCS or its affiliates, on the other hand, and is also prohibited from selling, leasing, assigning, transferring, alienating, pledging, encumbering or hypothecating the trust stock and/or any major assets of KCS.
EQUITY COMPENSATION PLAN INFORMATION
At December 31, 2021, there were no securities authorized for issuance under any compensation plans of Kansas City Southern. Pursuant to the Merger Agreement, all compensation plans under which equity securities were authorized for issuance have been terminated.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The Board of Directors is empowered to review, approve and ratify any related party transaction as defined by Item 404 of
Regulation S-K.
The charter of the Nominating Committee contains procedures for the review of related person transactions and the reporting of such transactions by the Nominating Committee to the full Board of Directors for approval or ratification. These transactions, which include any financial transaction, arrangement or relationship or any series of similar transactions, are reviewed for approval or ratification for any transaction in which the Company is a participant and the Company’s directors, director nominees, executive officers, greater than five percent beneficial owners and their respective immediate family members have a direct or indirect material interest, where the amount involved in the transaction exceeds or is expected to exceed $120,000. The Nominating Committee has directed the Corporate Secretary to review on behalf of the Nominating Committee responses to annual director and officer questionnaires to determine whether any related person has, or has had, a direct or indirect material interest in any transaction with the Company or its subsidiaries, other than the receipt of ordinary director or officer compensation in the last fiscal year. The charter of the Audit Committee contains procedures designed to ensure that any related person transactions that are ratified or approved by the Nominating Committee are properly reported by the Company in its financial statements and SEC filings.
The policy outlined in the Nominating Committee Charter provides that the Nominating Committee reviews certain transactions subject to the policy and determines whether or not to approve or ratify those transactions. In doing so, the Nominating Committee takes into account, among other factors it deems appropriate:

•	the significance of the transaction to the Company;

•	the best interests of the Company’s stockholders;

•	the materiality of the transaction to the related person;

•	whether the transaction is significantly likely to impair any judgments an executive officer or director would make on behalf of the Company;

•	the Company’s Code of Business Conduct and Ethics;

•	whether a related person serves on the Compensation Committee and if so, whether such continued service is appropriate in accordance with the Compensation Committee charter; and

•	whether the terms of the transaction are more favorable to the Company than would be available from an unrelated third party.
There were no related party transactions in 2021.
DIRECTOR INDEPENDENCE
The Corporate Governance Guidelines of the Company (the “Guidelines”) require that a majority of the Board of Directors must be independent, as determined affirmatively by the Board in accordance with the listing standards of the NYSE, although our goal is to have two-thirds
of the members of the Board meet these requirements. We refer to directors who meet the NYSE independence standards as “Independent Directors”. All of our directors (other than Mr. Ottensmeyer, our Company’s President and Chief Executive Officer) are Independent Directors. Our Board has affirmatively determined that each Independent Director has no material relationship with the Company and is independent in accordance with applicable NYSE listing standards. These standards assist the Board in determining that a director or nominee has no material relationship with KCS, either directly or as a partner, stockholder or officer of an organization that has a relationship with KCS. The Board holds regular executive sessions of the Independent Directors. All Board committees, other than the Executive Committee, are comprised of only Independent Directors. Thus, the Independent Directors directly oversee critical matters such as the compensation of executive management, the selection and evaluation of Board nominees, the integrity of the Company’s financial statements and the development of corporate governance programs of the Company.

Item 14.	Principal Accountant Fees and Services
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES
The following table presents the total fees for professional audit and other services rendered by PricewaterhouseCoopers for the years ended December 31, 2021 and 2020 respectively (in thousands).

	Year Ended December 31
Fees	2021	2020
Audit fees(1)	$2,491.4	$1,779.8
Audit-related fees(2)	64.0	63.0
Tax fees(3)	36.5	29.5
All other fees	160.0	—

Total	$2,751.9	$1,872.3

(1)
Audit fees principally include fees for the audit of our consolidated financial statements included in our annual report on
Form 10-K
and internal control over financial reporting (integrated audit); the review of financial statements included in our quarterly reports on Form
10-Q;
the audit for statutory purposes of the consolidated financial statements of KCSM, our wholly-owned subsidiary; and services routinely provided by the auditor in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of fees for other attestation and related services that are reasonably related to the performance of the audit or review of our financial statements.
(3)	Tax fees consist of tax compliance services.
PRE-APPROVAL
POLICY
The Audit Committee’s
pre-approval
policies and procedures, as described in its charter, provide that the Audit Committee will approve all services and fees for audit and non-audit
services prior to engagement. The Chair of the Audit Committee is authorized to pre-approve
any audit and
non-audit
services on behalf of the Audit Committee, provided that such decisions are provided to the full Audit Committee at its next scheduled meeting.
The Audit Committee
pre-approved
all services provided by PricewaterhouseCoopers for 2021.

Part IV

Item 15.	Exhibits and Financial Statement Schedules
Part IV (Item 15) of the 2021 Form
10-K
is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment No. 1 on Form
10-K/A.
(b) Exhibits
Exhibits are listed in the exhibit index below.

Exhibit	Description

31.1	Certification of Patrick J. Ottensmeyer, Chief Executive Officer of the Company relating to this amendment, is attached to this Form 10-K/A as Exhibit 31.1.

31.2	Certification of Michael W. Upchurch, Chief Financial Officer of the Company relating to this amendment, is attached to this Form 10-K/A as Exhibit 31.2.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kansas City Southern

By:	/S/ PATRICK J. OTTENSMEYER
Patrick J. Ottensmeyer President, Chief Executive Officer and Director
April 4, 2022