Form 10-Q
period 2022-03-31
KANSAS CITY SOUTHERN
filed 2022-04-28
CIK 54480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No ☒ (The registrant is a voluntary filer and is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. However, the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.)
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
Large accelerated filer  ☐  Accelerated filer  ☐ Non-accelerated filer  ☒ Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	April 25, 2022
Common Stock, $0.01 per share par value	100 Shares

Kansas City Southern and Subsidiaries
Form 10-Q
March 31, 2022
Index

		Page
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	3
	Consolidated Statements of Income — Three months ended March 31, 2022 and 2021	3
	Consolidated Statements of Comprehensive Income — Three months ended March 31, 2022 and 2021	4
	Consolidated Balance Sheets — March 31, 2022 and December 31, 2021	5
	Consolidated Statements of Cash Flows — Three months ended March 31, 2022 and 2021	6
	Consolidated Statements of Changes in Equity — Three months ended March 31, 2022, December 31, 2021, September 30, 2021, June 30, 2021 and March 31, 2021	7
	Notes to the Unaudited Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Mine Safety Disclosures	31
Item 5.	Other Information	31
Item 6.	Exhibits	32
	SIGNATURES	33

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements (unaudited)

Kansas City Southern and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
	March 31,
	2022	2021
	(In millions) (Unaudited)
Revenues	$778.2	$706.0
Operating expenses:
Compensation and benefits	133.0	129.5
Purchased services	51.3	53.8
Fuel	97.1	70.9
Equipment costs	18.6	21.1
Depreciation and amortization	96.2	92.0
Materials and other	78.1	66.4
Merger costs	12.8	19.3
Total operating expenses	487.1	453.0
Operating income	291.1	253.0
Equity in net earnings of affiliates	8.8	6.0
Interest expense	(38.9)	(39.0)
Foreign exchange loss	(1.4)	(7.3)
Other income (expense), net	0.9	(0.8)
Income before income taxes	260.5	211.9
Income tax expense	72.5	58.5
Net income	188.0	153.4
Less: Net income attributable to noncontrolling interest	0.6	0.4
Net income available to common stockholder(s)	$187.4	$153.0

See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
	2022	2021
	(In millions) (Unaudited)
Net income	$188.0	$153.4
Other comprehensive income:
Unrealized gain on interest rate derivative instruments, net of tax of $12.6 million and $21.0 million, respectively	47.3	79.1
Reclassification adjustment from cash flow hedges included in net income, net of tax of $0.1 million for both periods	0.5	0.5
Foreign currency translation adjustments	0.3	(0.2)
Other comprehensive income	48.1	79.4
Comprehensive income	236.1	232.8
Less: Comprehensive income attributable to noncontrolling interest	0.6	0.4
Comprehensive income attributable to Kansas City Southern and subsidiaries	$235.5	$232.4
See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(In millions, except share and per share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$104.6	$339.3
Accounts receivable, net	403.4	271.0
Materials and supplies	146.6	131.0
Other current assets	121.5	142.1
Total current assets	776.1	883.4
Operating lease right-of-use assets	64.5	69.6
Investments	59.3	48.3
Property and equipment (including concession assets), net	9,236.1	9,209.3
Other assets	273.2	217.5
Total assets	$10,409.2	$10,428.1
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$10.1	$8.8
Accounts payable and accrued liabilities	481.7	479.7
Total current liabilities	491.8	488.5
Long-term operating lease liabilities	43.2	46.4
Long-term debt	3,772.2	3,768.8
Deferred income taxes	1,242.4	1,213.7
Other noncurrent liabilities and deferred credits	155.9	178.1
Total liabilities	5,705.5	5,695.5
Stockholder equity:
$.01 par, common stock, 100 shares authorized; 100 shares issued; 100 shares outstanding at March 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	860.6	860.6
Retained earnings	3,446.8	3,524.4
Accumulated other comprehensive income	67.5	19.4
Total stockholder equity	4,374.9	4,404.4
Noncontrolling interest	328.8	328.2
Total equity	4,703.7	4,732.6
Total liabilities and equity	$10,409.2	$10,428.1
See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2022	2021
	(In millions) (Unaudited)
Operating activities:
Net income	$188.0	$153.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96.2	92.0
Deferred income taxes	16.0	6.2
Equity in net earnings of affiliates	(8.8)	(6.0)
Share-based compensation	—	8.2
Loss on foreign currency derivative instruments	8.1	2.4
Foreign exchange (gain) loss	(6.7)	4.9
Merger costs	12.8	19.3
Settlement of foreign currency derivative instruments	(2.2)	(1.9)
Cash payments for merger costs	(27.5)	(1.2)
Refundable Mexican value added tax	10.5	(15.5)
Changes in working capital items:
Accounts receivable	(130.6)	(27.5)
Materials and supplies	(13.7)	(4.0)
Other current assets	21.3	1.1
Accounts payable and accrued liabilities	(9.3)	(9.6)
Other, net	(4.9)	4.4
Net cash provided by operating activities	149.2	226.2

Investing activities:
Capital expenditures	(95.7)	(106.0)
Property investments in MSLLC	(16.4)	(1.1)
Investments in and advances to affiliates	(5.3)	(5.7)
Proceeds from disposal of property	1.7	1.5
Other, net	(0.1)	(2.7)
Net cash used for investing activities	(115.8)	(114.0)

Financing activities:
Repayment of long-term debt	(2.5)	(1.6)
Dividends paid	(265.0)	(40.2)
Proceeds from employee stock plans	—	2.3
Net cash used for financing activities	(267.5)	(39.5)

Effect of exchange rate changes on cash	(0.6)	(1.0)

Cash and cash equivalents:
Net increase (decrease) during each period	(234.7)	71.7
At beginning of year	339.3	188.2
At end of period	$104.6	$259.9
See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Changes in Equity
(in millions, except per share amounts)
(Unaudited)

	$25 Par Preferred Stock	$.01 Par Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interest	Total

Balance at December 31, 2020	$5.4	$0.9	$830.9	$3,219.6	$0.4	$326.4	$4,383.6
Net income				153.0		0.4	153.4
Other comprehensive income					79.4		79.4
Dividends on common stock ($0.54/share)			—	(49.1)			(49.1)
Dividends on $25 par preferred stock ($0.25/share)				—			—
Share repurchases	—	—	(2.1)	(72.9)			(75.0)
Settlement of forward contract for accelerated share repurchases			75.0				75.0
Options exercised and stock subscribed, net of shares withheld for employee taxes		—	(3.0)				(3.0)
Share-based compensation			8.2				8.2
Balance at March 31, 2021	5.4	0.9	909.0	3,250.6	79.8	326.8	4,572.5
Net income (loss)				(378.5)		0.5	(378.0)
Other comprehensive loss					(33.1)		(33.1)
Dividends on common stock ($0.54/share)			—	(49.1)			(49.1)
Dividends on $25 par preferred stock ($0.25/share)				(0.1)			(0.1)
Options exercised and stock subscribed, net of shares withheld for employee taxes		—	(2.0)				(2.0)
Share-based compensation			6.2				6.2
Balance at June 30, 2021	5.4	0.9	913.2	2,822.9	46.7	327.3	4,116.4
Net income				156.2		0.3	156.5
Other comprehensive loss					(1.4)		(1.4)
Dividends on common stock ($0.54/share)			—	(49.1)			(49.1)
Dividends on $25 par preferred stock ($0.25/share)				(0.1)			(0.1)
Options exercised and stock subscribed, net of shares withheld for employee taxes		—	4.4				4.4
Share-based compensation			6.1				6.1
Balance at September 30, 2021	5.4	0.9	923.7	2,929.9	45.3	327.6	4,232.8
Net income				594.5		0.6	595.1
Other comprehensive loss					(25.9)		(25.9)
Options exercised and stock subscribed, net of shares withheld for employee taxes		—	0.4				0.4
Share-based compensation			59.9				59.9
Replacement of equity share awards with liability awards			(54.5)				(54.5)
Cash settlement of stock options			(75.2)				(75.2)
Recapitalization of stock	(5.4)	(0.9)	6.3				—
Balance at December 31, 2021	—	—	860.6	3,524.4	19.4	328.2	4,732.6
Net income				187.4		0.6	188.0
Other comprehensive income					48.1		48.1
Dividend to Canadian Pacific				(265.0)			(265.0)
Balance at March 31, 2022	—	—	$860.6	$3,446.8	$67.5	$328.8	$4,703.7

See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements
For purposes of this Quarterly Report on Form 10-Q, “KCS” or the “Company” may refer to Kansas City Southern or, as the context requires, to one or more subsidiaries of Kansas City Southern.

1. Basis of Presentation
In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring adjustments) necessary to reflect a fair statement of the results for interim periods in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.
On September 15, 2021, KCS and Canadian Pacific Railway Limited (“CP”), a Canadian corporation, entered into a merger agreement (the “Merger Agreement”) and on December 14, 2021, CP acquired the outstanding common and preferred stock of KCS. Therefore, earnings per share data is not presented because the Company does not have any outstanding or issued publicly traded stock. The merger is further discussed in Note 2, Merger Agreement.
In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance. The standard is intended to increase transparency of government assistance including the disclosures of the following: (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on the entity’s financial statements. This ASU was effective for the Company on January 1, 2022 and the Company adopted the ASU prospectively. See Note 4, Property and Equipment for the newly required disclosure.

2. Merger Agreement
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
The merger transaction was completed through a series of mergers as outlined in the Merger Agreement. These mergers ultimately resulted in KCS being merged with and into Cygnus Merger Sub 1 Corporation (“Surviving Merger Sub”), a wholly owned subsidiary of CP, with Surviving Merger Sub continuing as the surviving entity. Pursuant to the Merger Agreement, Surviving Merger Sub was renamed “Kansas City Southern” and as successor company of KCS, continued to own the assets of KCS. Immediately following the consummation of the mergers, CP caused the contribution, directly and indirectly, of all of the outstanding shares of capital stock of Surviving Merger Sub, as successor to KCS, to be deposited into an independent, irrevocable voting trust (the “Voting Trust”) under a voting trust agreement (the “Voting Trust Agreement”) approved by the U.S. Surface Transportation Board (“STB”), pending receipt of the final and non-appealable approval or exemption by the STB pursuant to 49 U.S.C. § 11323 et seq., of the transactions contemplated by the Merger Agreement (“STB Final Approval”). The Voting Trust prevents CP, or any affiliate of CP, from controlling or having the power to control KCS prior to STB Final Approval. Following receipt of STB Final Approval and approval from other applicable regulatory authorities, the Voting Trust will be terminated and CP will acquire control over KCS’s railroad operations.
On December 14, 2021, the merger of KCS and Surviving Merger Sub was accounted for as a recapitalization of KCS’s equity. Upon STB Final Approval, the transaction will be accounted for as a business combination using the acquisition method of accounting.
In the first quarter of 2022, pursuant to the Merger Agreement, KCS paid a cash dividend of $265.0 million to a wholly-owned subsidiary of CP. Periodic cash distributions may be made to a wholly-owned subsidiary of CP based upon cash generated, the timing of capital expenditures and working capital needs of the Company.
For the three months ended March 31, 2022 and 2021, KCS reported $12.8 million and $19.3 million, respectively, of merger-related costs. These merger costs primarily related to incentive compensation costs in 2022 and bankers’ and legal fees in 2021, and were recognized in merger costs within the consolidated statements of income.

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

3. Revenue
Disaggregation of Revenue
The following table presents revenues disaggregated by the major commodity groups as well as the product types included within the major commodity groups (in millions). The Company believes disaggregation by product type best depicts how cash flows are affected by economic factors. See Note 10 for revenues by geographical area.

	Three Months Ended
	March 31,
	2022	2021
Chemical & Petroleum
Chemicals	$69.9	$60.6
Petroleum	79.0	135.2
Plastics	38.5	35.5
Total	187.4	231.3

Industrial & Consumer Products
Forest Products	69.1	57.7
Metals & Scrap	56.5	46.3
Other	35.1	30.0
Total	160.7	134.0

Agriculture & Minerals
Grain	105.7	74.7
Food Products	40.2	37.0
Ores & Minerals	8.3	5.2
Stone, Clay & Glass	9.2	7.5
Total	163.4	124.4

Energy
Utility Coal	40.2	31.7
Coal & Petroleum Coke	12.4	10.4
Frac Sand	4.9	3.4
Crude Oil	14.1	12.0
Total	71.6	57.5

Intermodal	95.9	81.3

Automotive	54.3	44.1

Total Freight Revenues	733.3	672.6

Other Revenue	44.9	33.4

Total Revenues	$778.2	$706.0
Contract Balances
The amount of revenue recognized in the first quarter of 2022 from performance obligations partially satisfied in previous periods was $17.9 million. The performance obligations that were unsatisfied or partially satisfied as of March 31, 2022, were $23.2 million, which represents in-transit shipments that are fully satisfied the following month.
A receivable is any unconditional right to consideration, and is recognized as shipments have been completed and the relating performance obligation has been fully satisfied. At March 31, 2022 and December 31, 2021, the accounts receivable, net balance was $403.4 million and $271.0 million, respectively. Contract assets represent a conditional right to consideration in exchange for goods or services. The Company did not have any contract assets at March 31, 2022 and December 31, 2021.
Contract liabilities represent consideration received in advance from customers, and are recognized as revenue over time as the relating performance obligation is satisfied. The amount of revenue recognized in the first quarter of 2022 that was included in the

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)
opening contract liability balance was $11.2 million. The Company has recognized contract liabilities within the accounts payable and accrued liabilities and other long-term liabilities financial statement captions on the consolidated balance sheets.
The following tables summarize the changes in contract liabilities (in millions):

Contract liabilities	Three Months Ended
	March 31,
	2022	2021
Beginning balance	$68.4	$29.9
Revenue recognized that was included in the contract liability balance at the beginning of the period	(11.2)	(12.6)
Increases due to consideration received, excluding amounts recognized as revenue during the period	3.9	1.5
Ending balance	$61.1	$18.8

4. Property and Equipment (including Concession Assets)
Property and equipment, including concession assets, and related accumulated depreciation and amortization are summarized below (in millions):

	March 31, 2022	December 31, 2021
Land	$244.7	$243.0
Concession land rights	141.1	141.1
Road property	8,503.9	8,430.6
Equipment	2,863.3	2,842.4
Technology and other	377.1	372.6
Construction in progress	338.7	335.8
Total property	12,468.8	12,365.5
Accumulated depreciation and amortization	3,232.7	3,156.2
Property and equipment (including concession assets), net	$9,236.1	$9,209.3
Concession assets, net of accumulated amortization of $744.7 million and $744.8 million, totaled $2,456.6 million and $2,459.3 million at March 31, 2022 and December 31, 2021, respectively.

The Company has historically received assistance from governmental entities, typically in the form of cash, for purposes of making improvements to its rail network as part of public safety and/or economic revitalization initiatives. The governmental entity generally specifies how the monetary assistance is to be spent, and may include limited conditions requiring the Company to return the assistance. The Company accounts for this assistance received as reductions to property and equipment in the period in which the improvement is made, with the assistance being amortized as an offset to depreciation expense over the life of the improvement. As of March 31, 2022 and December 31, 2021, the total governmental assistance received, net of accumulated amortization, was $36.7 million and $37.3 million, respectively. For the three months ended, March 31, 2022, governmental assistance amortization was $0.6 million.

5. Fair Value Measurements
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

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)
The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The carrying value of the Company’s debt was $3,782.3 million and $3,777.6 million at March 31, 2022 and December 31, 2021, respectively. If the Company’s debt were measured at fair value, the fair value measurements of the individual debt instruments would have been classified as Level 2 in the fair value hierarchy.

The fair value of the Company’s financial instruments is presented in the following table (in millions):

	March 31, 2022	December 31, 2021
	Level 2	Level 2
Assets
Treasury lock agreements	$117.3	$57.4
Liabilities
Debt instruments	3,886.0	4,311.1
Foreign currency derivative instruments	7.7	1.8

6. Derivative Instruments
The Company enters into derivative transactions in certain situations based on management’s assessment of current market conditions and perceived risks. Management intends to respond to evolving business and market conditions and in doing so, may enter into such transactions as deemed appropriate.
Credit Risk. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages this risk by limiting its counterparties to large financial institutions which meet the Company’s credit rating standards and have an established banking relationship with the Company. As of March 31, 2022, the Company did not expect any losses as a result of default of its counterparties.
Interest Rate Derivative Instruments. In 2020, the Company executed six 30-year treasury lock agreements with an aggregate notional value of $650.0 million and a weighted average interest rate of 1.58%. The purpose of the treasury locks is to hedge the U.S. Treasury benchmark interest rate associated with future interest payments related to the anticipated refinancing of the $444.7 million principal amount of 3.00% senior notes due May 15, 2023 (the “3.00% Senior Notes”) and the $200.0 million principal amount of 3.85% senior notes due November 15, 2023 (the “3.85% Senior Notes”). The Company has designated the treasury locks as cash flow hedges and recorded unrealized gains and losses in accumulated other comprehensive income (loss). For the three months ended March 31, 2022, the total unrealized gain of $117.3 million recognized in accumulated other comprehensive income increased by $59.9 million compared to December 31, 2021, reflecting a change in the value of the treasury locks as U.S. treasury rates rose. Upon settlement, the unrealized gain or loss in accumulated other comprehensive income (loss) will be amortized to interest expense over the life of the future underlying debt issuance.
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

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)
Below is a summary of the Company’s 2022 and 2021 foreign currency derivative contracts (amounts in millions, except Ps./USD):

Foreign currency forward contracts
	Contracts to sell Ps./receive USD					Offsetting contracts to purchase Ps./pay USD
	Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Cash received/(paid) on settlement
Contracts executed in 2022 and outstanding	$195.0	Ps.	4,244.5	Ps.	21.8	—	—		—		—
Contracts executed in 2022 and settled in 2022	$50.0	Ps.	1,105.3	Ps.	22.1	$50.5	Ps.	1,105.3	Ps.	21.9	$(0.5)
Contracts executed in 2021 and settled in 2022	$270.0	Ps.	5,583.3	Ps.	20.7	$271.7	Ps.	5,583.3	Ps.	20.6	$(1.7)
	Contracts to purchase Ps./pay USD					Offsetting contracts to sell Ps./receive USD
	Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Cash received/(paid) on settlement
Contracts executed in 2021 and settled in 2021 (i)	$100.0	Ps.	1,993.5	Ps.	19.9	$98.1	Ps.	1,993.5	Ps.	20.3	$(1.9)
(i) During the first quarter of 2021, the Company settled $100.0 million of these forward contracts, resulting in cash paid of $1.9 million.

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

The following tables present the fair value of derivative instruments included in the Consolidated Balance Sheets (in millions):

	Derivative Assets
	Balance Sheet Location	March 31, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Treasury lock agreements	Other assets	$117.3	$57.4
Total derivatives designated as hedging instruments		117.3	57.4
Total derivative assets		$117.3	$57.4

	Derivative Liabilities
	Balance Sheet Location	March 31, 2022	December 31, 2021
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued liabilities	$7.7	$1.8
Total derivatives not designated as hedging instruments		7.7	1.8
Total derivative liabilities		$7.7	$1.8

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

The following table summarizes the gross and net fair value of derivative liabilities (in millions):

As of March 31, 2022	Gross Liabilities	Gross Assets	Net Amounts Presented in the Consolidated Balance Sheets
Derivatives subject to a master netting arrangement or similar agreement	$7.7	$—	$7.7
As of December 31, 2021
Derivatives subject to a master netting arrangement or similar agreement	$2.8	$(1.0)	$1.8

The following table presents the effects of derivative instruments on the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income for the three months ended March 31 (in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative		Location of Gain/(Loss) Reclassified from AOCI into Income	Amount of Gain/(Loss) Reclassified from AOCI into Income
	2022	2021		2022	2021
Treasury lock agreements	$59.9	$100.1	Interest expense	$(0.6)	$(0.6)
Total	$59.9	$100.1		$(0.6)	$(0.6)

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		2022	2021
Foreign currency forward contracts	Foreign exchange loss	$(8.1)	$(2.4)
Total		$(8.1)	$(2.4)

See Note 5, Fair Value Measurements, for the determination of the fair values of derivatives.

7. Short-Term Borrowings
Commercial Paper. The Company’s commercial paper program generally serves as the primary means of short-term funding. As of March 31, 2022 and December 31, 2021, KCS had no commercial paper outstanding. For the three months ended March 31, 2022 and 2021, any commercial paper borrowings were outstanding for less than 90 days and the related activity is presented on a net basis in the consolidated statements of cash flows.

8. Refundable Mexican Value Added Tax
Kansas City Southern de México, S.A. de C.V. (“KCSM”) is not required to charge its customers value added tax (“VAT”) on international import or export transportation services, resulting in KCSM paying more VAT on its expenses than it collects from customers. These excess VAT payments are refundable by the Mexican government. Prior to 2019, Mexican companies could offset their monthly refundable VAT balance with other tax obligations. In January 2019, Mexico tax reform eliminated the ability to offset other tax obligations with refundable VAT. Since January 2019, KCSM has generated a refundable VAT balance and filed refund claims with the Servicio de Administración Tributaria (the “SAT”) which have not been refunded.
In November 2021, changes to the VAT law were announced and became effective beginning January 1, 2022. These changes reduced the recoverability of VAT paid by KCSM on its expenditures that support international import transportation service revenues that are not subject to a VAT charge. VAT that is unrecoverable from the Mexican government results in incremental VAT expense for KCSM. Beginning in 2022, KCSM changed certain service offerings to either require VAT to be charged to customers on revenue, or impose a rate increase to offset the incremental VAT expense. These measures implemented by KCSM increase the VAT to be collected from customers and payable to the Mexican government.

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)
As of March 31, 2022 and December 31, 2021, the KCSM refundable VAT balance was $141.2 million and $152.2 million, respectively. As of March 31, 2022 and December 31, 2021, $73.0 million and $78.0 million, respectively, of the refundable VAT balance was classified as a short-term asset, which represents the estimated amount of VAT to be collected from customers and payable to the Mexican government in 2022 that will reduce the VAT receivable balance from the Mexican government. KCSM has prior favorable Mexican court decisions and a legal opinion supporting its right under Mexican law to recover the refundable VAT balance from the Mexican government and believes the VAT to be fully recoverable.

9. Commitments and Contingencies
Concession Duty. Under KCSM’s 50-year railroad concession from the Mexican government (the “Concession”), which could expire in 2047 unless extended, KCSM pays annual concession duty expense of 1.25% of gross revenues. For the three months ended March 31, 2022, the concession duty expense, which is recorded within materials and other in operating expenses, was $4.9 million, compared to $4.5 million, for the same period in 2021.
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
Personal Injury. The Company’s personal injury liability is based on semi-annual actuarial studies performed on an undiscounted basis by an independent third party actuarial firm and reviewed by management. This liability is based on personal injury claims filed and an estimate of claims incurred but not yet reported. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Adjustments to the liability are reflected within operating expenses in the period in which changes to estimates are known. Personal injury claims in excess of self-insurance

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)
levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The personal injury liability as of March 31, 2022, is based on an updated actuarial study of personal injury claims through October 31, 2021, and review of the last five months’ experience. Although these estimates cannot be predicted with certainty, management believes that the ultimate outcome will not have a material adverse effect on the Company’s consolidated financial statements.
Tax Contingencies. Tax returns filed in the U.S. for periods after 2015 and in Mexico for periods after 2012 remain open to examination by the taxing authority. The Internal Revenue Service (“IRS”) has completed its examination of the 2017 deemed mandatory repatriation tax included in the 2017 U.S. federal tax return and the 2016 U.S. federal tax return with no material impact to the consolidated financial statements. The SAT, the Mexican equivalent of the IRS, has initiated examinations of the KCSM 2013 through 2020 Mexico tax returns and the Financiera Inspira, S.A. de C.V. SOFOM, E.N.R. 2016 and 2017 Mexico tax returns. The Company does not expect that these examinations will have a material impact on the consolidated financial statements. During 2017, the Company received audit assessments from the SAT for the KCSM 2009 and 2010 Mexico tax returns. The Company commenced administrative actions with the SAT and the audit assessments were subsequently nullified. In the third quarter of 2018, the SAT issued new assessments and the Company filed administrative appeals with the SAT. During the first quarter of 2022, the Company received an audit assessment from the SAT for the KCSM 2013 Mexico tax return. The Company intends to file an administrative appeal of the assessment. The Company believes that it has strong legal arguments in its favor and it is more likely than not that it will prevail in any challenge of the assessments.
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
Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness, bankruptcy, insolvency or liquidation of a customer, or weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and its operating results. If the financial condition of the Company’s customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for credit losses based on its best estimate at March 31, 2022.
Panama Canal Railway Company (“PCRC”) Guarantees and Indemnities. At March 31, 2022, the Company had issued and outstanding $5.7 million under a standby letter of credit to fulfill its obligation to fund fifty percent of the debt service reserve and liquidity reserve established by PCRC in connection with the issuance of the 7.0% Senior Secured Notes due November 1, 2026 (the “PCRC Notes”). Additionally, KCS has pledged its shares of PCRC as security for the PCRC Notes.

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
The following tables provide information by geographic area (in millions):

	Three Months Ended
	March 31,
Revenues	2022	2021
U.S.	$425.7	$366.9
Mexico	352.5	339.1
Total revenues	$778.2	$706.0

Property and equipment (including concession assets), net	March 31, 2022	December 31, 2021
U.S.	$5,774.9	$5,744.4
Mexico	3,461.2	3,464.9
Total property and equipment (including concession assets), net	$9,236.1	$9,209.3
11. Subsequent Event
Foreign Currency Hedging. During April 2022, the Company entered into foreign currency forward contracts with an aggregate notional amount of $35.0 million, which mature in January 2023. These contracts obligate the Company to sell a total of Ps.733.5 million at a weighted-average exchange rate of Ps.21.0 to each U.S. dollar.
The Company has not designated these foreign currency derivative instrument as hedging instruments for accounting purposes. The Company will measure the foreign currency derivative instruments at fair value each period and will recognize any change in fair value in foreign exchange gain (loss) within the consolidated statements of income.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion below, as well as other portions of this Form 10-Q, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. In addition, management may make forward-looking statements orally or in other writing, including, but not limited to, in press releases, quarterly earnings calls, executive presentations, in the annual report to stockholders and in other filings with the Securities and Exchange Commission. Readers can usually identify these forward-looking statements by the use of such words as “may,” “will,” “should,” “likely,” “plans,” “projects,” “expects,” “anticipates,” “believes” or similar words. These statements involve a number of risks and uncertainties. Actual results could materially differ from those anticipated by such forward-looking statements. Such differences could be caused by a number of factors or combination of factors including, but not limited to, the factors identified below and those discussed under the captions “Part II - Item 1A - Risk Factors” herein and Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”). Readers are strongly encouraged to consider these factors and the following factors when evaluating any forward-looking statements concerning the Company: public health threats or outbreaks of communicable diseases, such as the ongoing COVID-19 pandemic (including its variants) and its impact on KCS’s business, suppliers, consumers, customers, employees and supply chains; rail accidents or other incidents or accidents on KCS’s rail network or at KCS’s facilities or customer facilities involving the release of hazardous materials, including toxic inhalation hazards; legislative and regulatory developments and disputes, including environmental regulations; loss of the rail concession of Kansas City Southern’s subsidiary, Kansas City Southern de México, S.A. de C.V.; North American and global economic, political and social conditions; disruptions to the Company’s technology infrastructure, including its computer systems; increased demand and traffic congestion; the level of trade between the United States and Asia or Mexico; fluctuations in the peso-dollar exchange rate; natural events such as severe weather, hurricanes and floods; the outcome of claims and litigation involving the Company or its subsidiaries; changes in business strategy and strategic opportunities; competition and consolidation within the transportation industry; the business environment in industries that produce and use items shipped by rail; the termination of, or failure to renew, agreements with customers, other railroads and third parties; the satisfaction of by third parties of their obligations; fluctuation in prices or availability of key materials, fluctuations in commodity demand; in particular diesel fuel; insurance coverage limitations; access to capital; sufficiency of budgeted capital expenditures in carrying out business plans; services infrastructure; climate change and the market and regulatory responses to climate change; dependency on certain key suppliers of core rail equipment; changes in securities and capital markets; unavailability of qualified personnel; difficulty attracting, motivating, and retaining executives and other key employees due to the uncertainty of the merger transaction with Canadian Pacific Railway Limited (“CP”); significant demands placed on the Company as a result of the merger of the Company with CP; labor difficulties, including strikes and work stoppages; acts of terrorism or risk of terrorist activities, war or other acts of violence; and other factors affecting the operation of the business. For more discussion about each risk factor, see “Part II - Item 1A - Risk Factors” herein and Part I, Item 1A - “Risk Factors” in the Company’s Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in the Company’s Annual Report, in each case as updated by the Company’s periodic filings with the Securities and Exchange Commission (the “SEC”).
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
This discussion is intended to clarify and focus on KCS’s results of operations, certain changes in its financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included under Item 1 of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. This discussion should be read in conjunction with those consolidated financial statements and the related notes and is qualified by reference to them.
Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial position and results of operations is based upon its consolidated financial statements. The preparation of these consolidated financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets and liabilities. The Company bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the accounting for assets and liabilities that are not readily apparent from other sources. If the estimates differ materially from actual results, the impact on the consolidated financial statements may be material. The Company’s critical accounting policies are disclosed in its 2021 Annual Report.

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
Merger Agreement
On September 15, 2021, KCS and CP entered into a merger agreement (the “Merger Agreement”) and on December 14, 2021, CP acquired the outstanding common and preferred stock of KCS. Each share of common stock, par value $0.01 per share, of KCS that was outstanding immediately prior to the merger was converted into the right to receive (1) 2.884 common shares of CP and (2) $90 in cash (together, the “Merger Consideration”), and each share of preferred stock, par value $25 per share, that was outstanding immediately prior to the merger was converted into the right to receive $37.50 in cash. The Merger Consideration value received by KCS stockholders was $301.20 per KCS common share.
The merger transaction was completed through a series of mergers as outlined in the Merger Agreement. These mergers ultimately resulted in KCS being merged with and into Cygnus Merger Sub 1 Corporation (“Surviving Merger Sub”), a wholly owned subsidiary of CP, with Surviving Merger Sub continuing as the surviving entity. Pursuant to the Merger Agreement, Surviving Merger Sub was renamed “Kansas City Southern” and as successor company of KCS, continued to own the assets of KCS. Immediately following the consummation of the mergers, CP caused the contribution, directly and indirectly, of all of the outstanding shares of capital stock of Surviving Merger Sub, as successor to KCS, to be deposited into an independent, irrevocable voting trust (the “Voting Trust”) under a voting trust agreement (the “Voting Trust Agreement”) approved by the U.S. Surface Transportation Board (“STB”), pending receipt of the final and non-appealable approval or exemption by the STB pursuant to 49 U.S.C. § 11323 et seq., of the transactions contemplated by the Merger Agreement (“STB Final Approval”). The Voting Trust prevents CP, or any affiliate of CP, from controlling or having the power to control KCS prior to STB Final Approval. Following receipt of STB Final Approval and approval from other applicable regulatory authorities, the Voting Trust will be terminated and CP will acquire control over KCS’s railroad operations. STB Final Approval is expected to be granted in the first quarter of 2023, subject to the regulatory review process.
On December 14, 2021, the merger of KCS and Surviving Merger Sub was accounted for as a recapitalization of KCS’s equity. Upon STB Final Approval, the transaction will be accounted for as a business combination using the acquisition method of accounting.
In the first quarter of 2022, pursuant to the Merger Agreement, KCS paid a cash dividend of $265.0 million to a wholly-owned subsidiary of CP. Periodic cash distributions may be made to a wholly-owned subsidiary of CP based upon cash generated, the timing of capital expenditures and working capital needs of the Company.
For the three months ended March 31, 2022 and 2021, KCS reported $12.8 million and $19.3 million, respectively, of merger-related costs. These merger costs primarily related to incentive compensation costs in 2022 and bankers’ and legal fees in 2021, and were recognized in merger costs within the consolidated statements of income.
Ukraine Crisis
The invasion of Ukraine by Russia in February 2022 has led to disruption, instability, and volatility in global markets and industries. The U.S. government and other foreign governments have imposed severe economic sanctions and export controls against Russia, certain regions of Ukraine and particular entities and individuals, removed Russia from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) system, and may impose additional sanctions and controls. The full impact of these sanctions and controls, as well as responses to them by Russia has and could in the future result in, among other things, severe or complete restrictions on exports to and other commerce and business dealings involving Russia, certain regions of Ukraine, and/or particular entities and individuals. In addition, this ongoing invasion has caused energy prices to rise, leading to increased inflationary impacts. To date, the Company has not experienced a material impact to operations or the consolidated financial statements as a result of the invasion of Ukraine; however, KCS will continue to monitor for events that could materially impact the Company.
Inflation
U.S. consumer price inflation rose at its fastest pace in over 40 years and Mexico inflation reached levels not seen for 20 years. Consumer price annual inflation rates as of March 31, 2022 were 8.5% and 7.5% in the U.S. and Mexico, respectively. KCS is closely monitoring the impact of rapidly increasing inflation on the Company’s financial results and procurement supply chain. As of March

31, 2022, higher inflation has not had a material impact on the Company’s financial results. Additionally, supply chain disruptions have not materially impacted the Company’s ability to procure essential materials and services on a timely basis.

First Quarter Highlights
For the three months ended March 31, 2022, revenues increased 10% compared to the same period in 2021, primarily due to a 5% increase in revenue per carload/unit, and an increase of 4% in carload/unit volumes. Revenue per carload/unit increased due to higher fuel surcharge and positive pricing impacts, partially offset by mix. Volumes increased due to favorable comparable volumes as a result of network congestion driven by weather impacts in 2021, improved cycle times, strong demand, and partial recovery of the global microchip shortage. These increases were partially offset by decreased volumes in chemicals and petroleum refined fuel products due to regulatory impacts.
Operating expenses increased 8% during the three months ended March 31, 2022, as compared to the same period in 2021, primarily due to higher diesel fuel prices, non-creditable value-added tax (“VAT”) due to VAT law changes, and increased materials and supplies expense, partially offset by decreased merger costs. Operating expenses as a percentage of revenues was 62.6% for the three months ended March 31, 2022, compared to 64.2% for the same period in 2021.

Results of Operations
The following summarizes KCS’s consolidated statement of income components (in millions):

	Three Months Ended		Change
	March 31,
	2022	2021
Revenues	$778.2	$706.0	$72.2
Operating expenses	487.1	453.0	34.1
Operating income	291.1	253.0	38.1
Equity in net earnings of affiliates	8.8	6.0	2.8
Interest expense	(38.9)	(39.0)	0.1
Foreign exchange loss	(1.4)	(7.3)	5.9
Other income (expense), net	0.9	(0.8)	1.7
Income before income taxes	260.5	211.9	48.6
Income tax expense	72.5	58.5	14.0
Net income	188.0	153.4	34.6
Less: Net income attributable to noncontrolling interest	0.6	0.4	0.2
Net income available to common stockholder(s)	$187.4	$153.0	$34.4

Operating Metrics
The Company has established the following key metrics to measure precision scheduled railroading (“PSR”) progress and performance:

	Three Months Ended		Improvement/ (Deterioration)
	March 31,
	2022	2021
Gross velocity (mph) (i)	15.6	12.9	21%
Terminal dwell (hours) (ii)	19.7	26.8	26%
Train length (feet) (iii)	6,467	6,824	(5)%
Fuel efficiency (gallons per 1,000 GTM's) (iv)	1.24	1.26	2%

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
For the three months ended March 31, 2022, the increase in velocity and decrease in dwell, as compared to the same period in 2021, were due to efforts to improve network fluidity including reductions in train length, along with other operating initiatives and new capacity projects.

Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months Ended			Three Months Ended			Three Months Ended
	March 31,			March 31,			March 31,
	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
Chemical and petroleum	$187.4	$231.3	(19%)	80.4	101.6	(21%)	$2,331	$2,277	2%
Industrial and consumer products	160.7	134.0	20%	78.3	72.3	8%	2,052	1,853	11%
Agriculture and minerals	163.4	124.4	31%	73.0	60.7	20%	2,238	2,049	9%
Energy	71.6	57.5	25%	67.2	61.6	9%	1,065	933	14%
Intermodal	95.9	81.3	18%	245.3	232.8	5%	391	349	12%
Automotive	54.3	44.1	23%	31.0	26.4	17%	1,752	1,670	5%
Carload revenues, carloads and units	733.3	672.6	9%	575.2	555.4	4%	$1,275	$1,211	5%
Other revenue	44.9	33.4	34%
Total revenues (i)	$778.2	$706.0	10%

(i) Included in revenues:
Fuel surcharge	$87.9	$50.9

For the three months ended March 31, 2022, revenues increased 10% compared to the same period in 2021. Revenues increased due to a 5% increase in revenue per carload/unit and an increase of 4% in carload/unit volumes. Revenue per carload/unit increased due to higher fuel surcharge and positive pricing impacts, partially offset by mix. Volumes increased due to favorable comparable volumes as a result of network congestion driven by weather impacts in 2021, improved cycle times, strong demand, and partial recovery of the global microchip shortage. These increases were partially offset by decreased volumes in chemicals and petroleum refined fuel products due to regulatory impacts. The average exchange rate of Mexican pesos per U.S. dollar was Ps.20.5 for the three months ended March 31, 2022, compared to Ps.20.3 for the same period in 2021, which resulted in a decrease in revenues of approximately $1.6 million.
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
For the three months ended March 31, 2022, fuel surcharge revenue increased $37.0 million, compared to the same period in 2021, primarily due to higher fuel prices.
The following discussion provides an analysis of revenues by commodity group:

Revenues by commodity group for the three months ended March 31, 2022
Chemical and petroleum. Revenues decreased $43.9 million for the three months ended March 31, 2022, compared to the same period in 2021, due to a 21% decrease in carload/unit volumes, partially offset by a 2% increase in revenue per carload/unit. Volumes decreased due to refined fuel product shipments into Mexico being negatively impacted by supply chain disruptions as a result of increased regulation. Refer to Mexico Regulatory and Legal Updates for further discussion. Revenue per carload/unit increased due to higher fuel surcharge and positive pricing impacts, partially offset by shorter average length of haul and mix.

Industrial and consumer products. Revenues increased $26.7 million for the three months ended March 31, 2022, compared to the same period in 2021, due to an 11% increase in revenue per carload/unit and an 8% increase in carload/unit volumes. Revenue per carload/unit increased due to longer average length of haul, higher fuel surcharge, and positive pricing impacts, partially offset by mix. Metal volumes increased due to higher demand and new steel plants that opened on the KCSM network in 2021. Forest product volumes increased due to improved cycle times, demand, and favorable comparable volumes as a result of network congestion driven by weather impacts in 2021.

Revenues by commodity group for the three months ended March 31, 2022
Agriculture and minerals. Revenues increased $39.0 million for the three months ended March 31, 2022, compared to the same period in 2021, due to a 20% increase in carload/unit volumes and a 9% increase in revenue per carload/unit. Volumes increased due to improved cycle times and favorable comparable volumes as a result of network congestion driven by weather impacts in 2021. Revenue per carload/unit increased due to higher fuel surcharge and positive pricing impacts, partially offset by mix.

Energy. Revenues increased $14.1 million for the three months ended March 31, 2022, compared to the same period in 2021, due to a 14% increase in revenue per carload/unit and a 9% increase in carload/unit volumes. Revenue per carload/unit increased due to higher fuel surcharge, positive pricing impacts, and longer average length of haul, partially offset by mix. Volumes increased in utility coal as a result of higher natural gas prices and improved cycle times. Volumes increased in crude oil due to new business. Additionally, volumes increased in pet coke due to higher demand.

Crude Oil
20%
Frac Sand
7%
Coal &
Petroleum
Coke
17%
Utility
Coal
56%

Intermodal. Revenues increased $14.6 million for the three months ended March 31, 2022, compared to the same period in 2021, due to a 12% increase in revenue per carload/unit and a 5% increase in carload/unit volumes. Revenue per carload/unit increased due to higher fuel surcharge and positive pricing impacts, partially offset by mix. Volumes increased due to favorable comparable volumes as a result of network congestion driven by weather impacts in 2021, improved cycle times, and partial recovery of the global microchip shortage affecting auto parts shipments.
Automotive. Revenues increased $10.2 million for the three months ended March 31, 2022, compared to the same period in 2021, due to a 17% increase in carload/unit volumes and a 5% increase in revenue per carload/unit. Volumes increased due to partial recovery of the global microchip shortage. Revenue per carload/unit increased due to higher fuel surcharge, positive pricing impacts, and longer average length of haul, partially offset by mix.

Operating Expenses
Operating expenses, as shown below (in millions), increased $34.1 million for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to higher diesel fuel price, non-creditable VAT due to VAT law changes, and higher materials and supplies expense, partially offset by decreased merger costs. The strengthening of the Mexican peso against the U.S. dollar during the three months ended March 31, 2022, resulted in increased expense of approximately $1.0 million, compared to the same period in 2021, for expense transactions denominated in Mexican pesos. The average exchange rate of Mexican pesos per U.S. dollar was Ps.20.5 for the three months ended March 31, 2022, compared to Ps.20.3 for the same period in 2021.

	Three Months Ended
	March 31,		Change
	2022	2021	Dollars	Percent
Compensation and benefits	$133.0	$129.5	$3.5	3%
Purchased services	51.3	53.8	(2.5)	(5%)
Fuel	97.1	70.9	26.2	37%
Equipment costs	18.6	21.1	(2.5)	(12%)
Depreciation and amortization	96.2	92.0	4.2	5%
Materials and other	78.1	66.4	11.7	18%
Merger costs	12.8	19.3	(6.5)	(34%)
Total operating expenses	$487.1	$453.0	$34.1	8%
Compensation and benefits. Compensation and benefits increased $3.5 million for the three months ended March 31, 2022, compared to the same period in 2021, due to wage and benefit inflation of approximately $6.0 million, an increase in headcount and hours worked of approximately $4.0 million, and costs relating to Mexican outsourcing reform of approximately $2.0 million, partially offset by decreased incentive compensation of approximately $8.0 million.
Purchased services. Purchased services expense decreased $2.5 million for the three months ended March 31, 2022, compared to the same period in 2021, due to cost reductions of approximately $5.0 million as a result of Mexico outsourcing reform and lower corporate services of approximately $2.0 million, partially offset by an increase in software and programming expense of approximately $3.0 million.
Fuel. Fuel increased $26.2 million for the three months ended March 31, 2022, compared to the same period in 2021, due to higher diesel fuel prices in the U.S. and Mexico of approximately $18.0 million and $7.0 million, respectively, and increased consumption of approximately $1.0 million. The average price per gallon was $3.01 for the three months ended March 31, 2022, compared to $2.25 for the same period in 2021.
Equipment costs. Equipment costs decreased $2.5 million for the three months ended March 31, 2022, compared to the same period in 2021, due to decreased car hire expense of approximately $3.0 million due to decreased cycle times and rate. This decrease was partially offset by higher lease expense of approximately $1.0 million.
Depreciation and amortization. Depreciation and amortization expense increased $4.2 million for the three months ended March 31, 2022, compared to the same period in 2021, due to an increase in depreciation rates on equipment as a result of a depreciation study and a larger asset base.
Materials and other. Materials and other expense increased $11.7 million for the three months ended March 31, 2022, compared to the same period in 2021, due to increased expense of approximately $5.0 million related to the non-creditable VAT due to VAT law changes in Mexico; increased materials and supplies expense of approximately $4.0 million; and increased material purchases resulting from Mexico outsourcing reform of approximately $3.0 million.
Merger costs. During the three months ended March 31, 2022, the Company recognized merger costs of $12.8 million, primarily related to incentive compensation. During the three months ended March 31, 2021, the Company recognized merger costs of $19.3 million, primarily related to bankers’ and legal fees. See Note 2, Merger Agreement for more information.

Non-Operating Income and Expenses
Equity in net earnings of affiliates. For the three months ended March 31, 2022, equity in net earnings of affiliates increased $2.8 million, compared to the same period in 2021, primarily due to increased net earnings from unrealized appreciation of investments held in a fifteen percent-owned equity investment, partially offset by a decrease in net earnings from the operations of TFCM, S. de R.L de C.V. (“TCM”) due to decreased interest and tax expense in 2021.
Interest expense. For the three months ended March 31, 2022, interest expense remained flat compared to the same period in 2021. During the three months ended March 31, 2022, the average debt balance (including commercial paper) was $3,812.6 million, compared to $3,804.5 million for the same period in 2021. The average interest rate during the three months ended March 31, 2022 and 2021 was 4.1% for both periods.
Foreign exchange loss. For the three months ended March 31, 2022 and 2021, the Company incurred a foreign exchange loss of $1.4 million and $7.3 million, respectively. Foreign exchange gain (loss) includes the re-measurement and settlement of net monetary assets denominated in Mexican pesos and the gain (loss) on foreign currency derivative contracts.
For the three months ended March 31, 2022, the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos resulted in a foreign exchange gain of $6.7 million, compared to a loss of $4.9 million for the same period in 2021.
The Company enters into foreign currency derivative contracts to hedge its net exposure to fluctuations in foreign currency caused by fluctuations in the value of the Mexican peso against the U.S. dollar. For the three months ended March 31, 2022 and 2021, the Company incurred a foreign exchange loss on foreign currency derivative contracts of $8.1 million and $2.4 million, respectively.
Other income (expense), net. Other income (expense), net increased $1.7 million for the three months ended March 31, 2022, compared to the same period in 2021, due to an increase in miscellaneous income.
Income tax expense. Income tax expense increased $14.0 million for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to higher pre-tax income.
The components of the effective tax rates for the three months ended March 31, 2022, compared to the same period in 2021, are as follows:

	Three Months Ended
	March 31,
	2022	2021
Statutory rate in effect	21.0%	21.0%
Tax effect of:
Difference between U.S. and foreign tax rate	5.5%	6.0%
Inflation	(1.5%)	(0.5%)
State and local income tax provision, net	1.3%	1.2%
Foreign exchange (i)	1.1%	0.4%
Other, net	0.4%	(0.5%)
Effective tax rate	27.8%	27.6%
(i)The Company’s Mexican subsidiaries have net U.S. dollar-denominated monetary liabilities which, for Mexican income tax purposes, are subject to periodic revaluation based on changes in the value of the Mexican peso against the U.S dollar. This revaluation creates fluctuations in the Company’s Mexican income tax expense in the consolidated income statements and the amount of income taxes paid in Mexico. The Company also has net monetary assets denominated in Mexican pesos, that are subject to periodic re-measurement and settlement that creates fluctuations in foreign currency gains and losses in the consolidated income statements. The Company hedges its net exposure to variations in earnings by entering into foreign currency forward contracts. The foreign currency forward contracts involve the Company’s agreement to buy or sell pesos at an agreed-upon exchange rate on a future date. Refer to Note 6, Derivative Instruments for more information.

Mexico Regulatory and Legal Updates
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
Inspections Related to Imports and Terminals. During 2021, the Ministry of Infrastructure, Communications, and Transportation (“SICT”) and other relevant Mexican authorities increased inspections of imports and enforcement of various regulations and permit requirements related to terminal operations, with specific focus on imports of refined products and refined fuel transloading terminals and freight terminals, in order to prevent the illegal importation of refined fuel products. These inspections resulted in delays related to the import of shipments into Mexico as well as the shutdown of several refined fuel terminals in the second half of 2021. The SICT has instructed KCSM to provide railway service only to those terminals that have the applicable permits. If KCSM were to fail to comply with the SICT requirements, the Company could be subject to fines and potential revocation of the Concession. As a result, KCS’s freight revenue from refined products decreased in 2021 and continued to decrease in the first quarter of 2022. See further discussion in the Revenues section.
Value-Added Tax Law. KCSM is not required to charge its customers VAT on international import or export transportation services, resulting in KCSM paying more VAT on its expenses than it collects from customers. These excess VAT payments are refundable by the Mexican government. Prior to 2019, Mexican companies could offset their monthly refundable VAT balance with other tax obligations. In January 2019, Mexico tax reform eliminated the ability to offset other tax obligations with refundable VAT. Since January 2019, KCSM has generated a refundable VAT balance and filed refund claims with the Servicio de Administración Tributaria (the “SAT”) which have not been refunded.
In November 2021, changes to the VAT law were announced and became effective beginning January 1, 2022. These changes reduced the recoverability of VAT paid by KCSM on its expenditures that support international import transportation service revenues that are not subject to a VAT charge. VAT that is unrecoverable from the Mexican government results in incremental VAT expense for KCSM. Beginning in 2022, KCSM changed certain service offerings to either require VAT to be charged to customers on revenue, or impose a rate increase to offset the incremental VAT expense. These measures implemented by KCSM increase the VAT to be collected from customers and payable to the Mexican government.
As of March 31, 2022 and December 31, 2021, the KCSM refundable VAT balance was $141.2 million and $152.2 million, respectively. As of March 31, 2022 and December 31, 2021, $73.0 million and $78.0 million, respectively, of the refundable VAT balance was classified as a short-term asset, which represents the estimated amount of VAT to be collected from customers and payable to the Mexican government in 2022 that will reduce the VAT receivable balance from the Mexican government. KCSM has prior favorable Mexican court decisions and a legal opinion supporting its right under Mexican law to recover the refundable VAT balance from the Mexican government and believes the VAT to be fully recoverable.
Carta Porte. In the second quarter of 2021, KCSM was notified by the SAT that shipping companies (cargo airlines, trucks, maritime, railroads, and other similar companies) must include additional bill of lading information (referred to in Mexico as “Carta Porte”) with the invoice for all merchandise shipped in Mexico, including cross-border, international and Mexico domestic shipments. The Carta Porte requirements and deadline were modified several times throughout 2021. The effective date of January 1, 2022 included a three month grace period during which penalties and fines for inaccurate information would not be imposed. In the first quarter of 2022, the grace period was extended to September 30, 2022. KCSM adapted its systems to comply with the Carta Porte requirements, which delayed KCSM’s invoicing and cash collections by approximately 30 days in the first quarter of 2022.
Failure to comply with Carta Porte requirements subsequent to the grace period could result in penalties and fines imposed by the SAT, shipping delays causing network congestion and delayed invoicing and cash collections. In addition, in the event of repeated noncompliance with Carta Porte requirements, the SAT has the power to preventively shut down operations of a company.

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
During the three months ended March 31, 2022, the Company invested $98.7 million in capital expenditures. See the Capital Expenditures section for further details.
In the first quarter of 2022, pursuant to the Merger Agreement, KCS paid a cash dividend of $265.0 million to a wholly-owned subsidiary of CP. KCS plans to make further periodic cash distributions based upon cash generated, the timing of capital expenditures and working capital needs of the Company.
The Company’s current financing instruments contain restrictive covenants that limit or preclude certain actions; however, the covenants are structured such that the Company expects to have sufficient flexibility to conduct its operations. The Company has been, and expects to continue to be, in compliance with all of its debt covenants. For additional discussion of the agreements representing the indebtedness of KCS, see Note 11, Short-Term Borrowings and Note 12, Long-Term Debt in the “Notes to the Consolidated Financial Statements” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
KCS believes it has a strong liquidity position to continue business operations and service its debt obligations. The Company has total available liquidity of $704.6 million as of March 31, 2022, consisting of cash on hand and a revolving credit facility, compared to available liquidity at December 31, 2021 of $939.3 million.
As of March 31, 2022, the total cash and cash equivalents held outside of the U.S. in foreign subsidiaries was $36.7 million, after repatriating $19.4 million during 2022. The Company expects that this cash will be available to fund operations without incurring significant additional income taxes.
On January 1, 2022, KCSM complied with Carta Porte requirements, providing customers with additional bill of lading information with the invoice for all merchandise shipped in Mexico. KCSM adapted its systems to comply with the Carta Porte requirements, which delayed KCSM’s invoicing and cash collections by approximately 30 days in the first quarter of 2022. The Company believes cash collections will normalize in the second and third quarters of 2022.

Cash Flow Information
Summary cash flow data follows (in millions):

	Three Months Ended
	March 31,
	2022	2021
Cash flows provided by (used for):
Operating activities	$149.2	$226.2
Investing activities	(115.8)	(114.0)
Financing activities	(267.5)	(39.5)
Effect of exchange rate changes on cash	(0.6)	(1.0)
Net increase (decrease) in cash and cash equivalents	(234.7)	71.7
Cash and cash equivalents beginning of year	339.3	188.2
Cash and cash equivalents end of period	$104.6	$259.9
Cash flows from operating activities decreased $77.0 million for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to a decrease in cash collections from a delay in invoicing and cash collections resulting from implementation of Carta Porte regulations, partially offset by increased operating income.
Net cash used for investing activities increased $1.8 million for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to increased property investments in MSLLC of $15.3 million, partially offset by a decrease in capital expenditures of $10.3 million.
Net cash used for financing activities increased $228.0 million for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to the cash dividend payment of $265.0 million to a wholly-owned subsidiary of CP.

Capital Expenditures
KCS has funded, and expects to continue to fund capital expenditures with operating cash flows and short and long-term debt.
The following table summarizes capital expenditures by type (in millions):

	Three Months Ended
	March 31,
	2022	2021
Roadway capital program	$60.0	$55.7
Locomotives and freight cars	10.3	10.8
Capacity	14.6	18.3
Information technology	12.1	9.7
Positive train control	1.3	4.2
Other	0.4	0.8
Total capital expenditures (accrual basis)	98.7	99.5
Change in capital accruals	(3.0)	6.5
Total cash capital expenditures	$95.7	$106.0
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

Note Guarantees
As of March 31, 2022, KCS had outstanding $3,736.2 million principal amount of senior notes due through 2069. KCSR had outstanding $2.7 million principal amount of senior notes due through 2045 (together, the “Senior Notes”). The senior notes for which KCS is the issuer are unconditionally guaranteed, jointly and severally, on an unsecured senior basis, by each of KCS’s current and future domestic consolidated subsidiaries that from time to time guarantees certain of KCS’s credit agreements, or any other debt of KCS, or any of KCS’s significant subsidiaries that is a guarantor (each, a “Guarantor Subsidiary,” and collectively, the “Guarantor Subsidiaries”). In addition, the senior notes for which KCSR is the issuer are unconditionally guaranteed, jointly and severally, on an unsecured senior basis, by KCS and each of its current and future domestic consolidated subsidiaries that from time to time guarantees KCSR’s credit agreement, or any other debt of KCSR or any of KCSR’s significant subsidiaries that is a Guarantor Subsidiary. The obligations of each Guarantor Subsidiary under its note guarantee are limited as necessary to prevent such note guarantee from constituting a fraudulent conveyance under applicable law. A guarantee of the Senior Notes by KCS or a Guarantor Subsidiary is subject to release in the following circumstances: (i) the sale, disposition, exchange or other transfer (including through merger, consolidation, amalgamation or otherwise) of the capital stock of the Guarantor Subsidiary made in a manner not in violation of the indenture; (ii) the designation of the subsidiary as an “Unrestricted Subsidiary” under the indenture; (iii) the legal defeasance or covenant defeasance of the Senior Notes in accordance with the terms of the indenture; or (iv) the Guarantor Subsidiary ceasing to be KCS’s subsidiary as a result of any foreclosure of any pledge or security interest securing KCS’s Revolving Credit Facility or other exercise of remedies in respect thereof.
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

Summarized Financial Information

Income Statements	KCS and Guarantor Subsidiaries
	Three Months Ended	Twelve Months Ended
	March 31, 2022	December 31, 2021
Revenues	$420.5	$1,561.3
Operating expenses	271.9	1,200.8
Operating income	148.6	360.5
Income before income taxes	116.7	207.7
Net income	92.4	182.7

Balance Sheets	KCS and Guarantor Subsidiaries
	March 31, 2022	December 31, 2021
Assets:
Current assets	$281.9	$524.6
Property and equipment (including concession assets), net	4,868.4	4,876.5
Other non-current assets	189.9	125.8

Liabilities and equity:
Current liabilities	$313.6	$316.5
Non-current liabilities	4,945.5	4,942.7
Noncontrolling interest	328.8	328.2

Excluded from current assets in the table above are $271.8 million and $199.8 million of current intercompany receivables due to KCS and the Guarantor Subsidiaries from the Non-Guarantor Subsidiaries as of March 31, 2022 and December 31, 2021, respectively. Excluded from current liabilities in the table above are $227.3 million and $267.5 million of current intercompany payables due to the Non-Guarantor Subsidiaries from KCS and the Guarantor Subsidiaries as of March 31, 2022 and December 31, 2021, respectively.
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
KCSM union employees are covered by one labor agreement, which was signed on April 16, 2012, between KCSM Servicios, a previously wholly-owned subsidiary of KCS that was merged into KCSM in 2021, and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (“Mexican Railroad Union”). This labor agreement remains in effect during the period of the Concession for the purpose of regulating the relationship between the parties. Approximately 77% of KCSM employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other benefits are subject to negotiation every two years. The parties finalized negotiations over compensation terms and benefits that applied until June 30, 2021, along with other terms, and will remain in effect until new terms have been negotiated.
Union labor negotiations have not historically resulted in any strike, boycott, or other disruption in the Company’s business operations.

Item 3.Quantitative and Qualitative Disclosures about Market Risk
There was no material change during the quarter from the information set forth in Part II, Item 7A. “Quantitative and Qualitative Disclosure about Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4.Controls and Procedures
(a) Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal quarter ended March 31, 2022, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at a reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.Legal Proceedings
For information related to the Company’s legal proceedings, see Note 9, Commitments and Contingencies, under Part I, Item 1 of this quarterly report on Form 10-Q.

Item 1A.Risk Factors
There were no material changes during the quarter to the Risk Factors disclosed in Item 1A - “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

* Filed herewith.

** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on April 27, 2022.

Kansas City Southern

/s/ MICHAEL W. UPCHURCH
Michael W. Upchurch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ SUZANNE M. GRAFTON
Suzanne M. Grafton
Vice President and Chief Accounting Officer
(Principal Accounting Officer)