Form 10-Q
period 2022-09-30
KANSAS CITY SOUTHERN
filed 2022-10-27
CIK 54480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	October 25, 2022
Common Stock, $0.01 per share par value	100 Shares

Kansas City Southern and Subsidiaries
Form 10-Q
September 30, 2022
Index

		Page
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	3
	Consolidated Statements of Operations — Three and nine months ended September 30, 2022 and 2021	3
	Consolidated Statements of Comprehensive Income (Loss) — Three and nine months ended September 30, 2022 and 2021	4
	Consolidated Balance Sheets — September 30, 2022 and December 31, 2021	5
	Consolidated Statements of Cash Flows — Nine months ended September 30, 2022 and 2021	6
	Consolidated Statements of Changes in Equity — Three months ended September 30, 2022, June 30, 2022, March 31, 2022, December 31, 2021, September 30, 2021, June 30, 2021 and March 31, 2021	7
	Notes to the Unaudited Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Mine Safety Disclosures	34
Item 5.	Other Information	34
Item 6.	Exhibits	35
	SIGNATURES	36

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements (unaudited)

Kansas City Southern and Subsidiaries
Consolidated Statements of Operations
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues	$882.2	$744.0	$2,505.9	$2,199.5
Operating expenses:
Compensation and benefits	154.4	133.3	423.8	391.2
Purchased services	57.8	51.4	163.6	161.0
Fuel	121.0	78.0	341.1	227.9
Equipment costs	25.5	19.6	67.2	64.8
Depreciation and amortization	98.2	90.5	292.1	273.7
Materials and other	88.8	82.8	252.4	231.1
Merger costs, net	11.5	36.5	36.8	776.6
Total operating expenses	557.2	492.1	1,577.0	2,126.3
Operating income	325.0	251.9	928.9	73.2
Equity in net earnings (losses) of affiliates	(0.1)	3.8	7.9	13.2
Interest expense	(38.9)	(39.0)	(118.0)	(117.1)
Foreign exchange loss	(12.3)	(0.5)	(18.0)	(1.0)
Other income, net	0.2	0.5	0.3	0.7
Income (loss) before income taxes	273.9	216.7	801.1	(31.0)
Income tax expense	72.2	60.2	217.3	37.1
Net income (loss)	201.7	156.5	583.8	(68.1)
Less: Net income attributable to noncontrolling interest	0.4	0.3	1.0	1.2
Net income (loss) attributable to Kansas City Southern and subsidiaries	201.3	156.2	582.8	(69.3)
Preferred stock dividends	—	0.1	—	0.2
Net income (loss) available to common stockholder(s)	$201.3	$156.1	$582.8	$(69.5)

See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income (loss)	$201.7	$156.5	$583.8	$(68.1)
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate derivative instruments, net of tax of $9.9 million, $(0.4) million, $36.7 million and $11.6 million, respectively	37.5	(1.7)	138.1	43.5
Reclassification adjustment from cash flow hedges included in net income, net of tax of $0.2 million, $0.1 million, $0.4 million and $0.3 million, respectively	0.5	0.5	1.5	1.5
Foreign currency translation adjustments	(0.2)	(0.2)	0.1	(0.1)
Other comprehensive income (loss)	37.8	(1.4)	139.7	44.9
Comprehensive income (loss)	239.5	155.1	723.5	(23.2)
Less: Comprehensive income attributable to noncontrolling interest	0.4	0.3	1.0	1.2
Comprehensive income (loss) attributable to Kansas City Southern and subsidiaries	$239.1	$154.8	$722.5	$(24.4)
See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
	(In millions, except share and per share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$163.8	$339.3
Accounts receivable, net	600.9	271.0
Materials and supplies	169.0	131.0
Other current assets	359.5	142.1
Total current assets	1,293.2	883.4
Operating lease right-of-use assets	86.4	69.6
Investments	58.9	48.3
Property and equipment (including concession assets), net	9,317.9	9,209.3
Other assets	110.9	217.5
Total assets	$10,867.3	$10,428.1
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$455.2	$8.8
Accounts payable and accrued liabilities	600.1	479.7
Total current liabilities	1,055.3	488.5
Long-term operating lease liabilities	60.6	46.4
Long-term debt	3,326.4	3,768.8
Deferred income taxes	1,292.2	1,213.7
Other noncurrent liabilities and deferred credits	140.5	178.1
Total liabilities	5,875.0	5,695.5
Stockholder equity:
$.01 par, common stock, 100 shares authorized; 100 shares issued; 100 shares outstanding at September 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	860.6	860.6
Retained earnings	3,642.2	3,524.4
Accumulated other comprehensive income	159.1	19.4
Total stockholder equity	4,661.9	4,404.4
Noncontrolling interest	330.4	328.2
Total equity	4,992.3	4,732.6
Total liabilities and equity	$10,867.3	$10,428.1
See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Operating activities:
Net income (loss)	$583.8	$(68.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	292.1	273.7
Deferred income taxes	41.4	(129.5)
Equity in net earnings of affiliates	(7.9)	(13.2)
Share-based compensation	—	20.5
(Gain) loss on foreign currency derivative instruments	18.9	(0.8)
Foreign exchange (gain) loss	(0.9)	1.8
Merger costs, net	36.8	776.6
Distributions from affiliates	2.0	2.5
Settlement of foreign currency derivative instruments	(2.2)	(1.9)
Cash payments for merger costs	(32.3)	(2,125.7)
Reimbursement of merger termination fee	—	2,100.0
Refundable Mexican value added tax payments	—	(41.9)
Changes in working capital items:
Accounts receivable	(333.1)	(25.9)
Materials and supplies	(40.0)	2.2
Other current assets	75.7	9.2
Accounts payable and accrued liabilities	82.3	39.5
Other, net	(3.7)	11.1
Net cash provided by operating activities	712.9	830.1

Investing activities:
Capital expenditures	(381.2)	(377.7)
Property investments in MSLLC	(25.1)	(22.3)
Investments in and advances to affiliates	(8.3)	(7.8)
Proceeds from disposal of property	4.5	5.5
Other, net	(3.3)	(5.0)
Net cash used for investing activities	(413.4)	(407.3)

Financing activities:
Repayment of long-term debt	(7.7)	(5.7)
Dividends paid	(465.0)	(138.4)
Proceeds from employee stock plans	—	4.2
Net cash used for financing activities	(472.7)	(139.9)

Effect of exchange rate changes on cash	(2.3)	(1.1)

Cash and cash equivalents:
Net increase (decrease) during each period	(175.5)	281.8
At beginning of year	339.3	188.2
At end of period	$163.8	$470.0

See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Changes in Equity
(in millions, except per share amounts)
(Unaudited)

	$25 Par Preferred Stock	$.01 Par Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interest	Total

Balance at December 31, 2020	$5.4	$0.9	$830.9	$3,219.6	$0.4	$326.4	$4,383.6
Net income				153.0		0.4	153.4
Other comprehensive income					79.4		79.4
Dividends on common stock ($0.54/share)			—	(49.1)			(49.1)
Dividends on $25 par preferred stock ($0.25/share)				—			—
Share repurchases	—	—	(2.1)	(72.9)			(75.0)
Settlement of forward contract for accelerated share repurchases			75.0				75.0
Options exercised and stock subscribed, net of shares withheld for employee taxes		—	(3.0)				(3.0)
Share-based compensation			8.2				8.2
Balance at March 31, 2021	5.4	0.9	909.0	3,250.6	79.8	326.8	4,572.5
Net income (loss)				(378.5)		0.5	(378.0)
Other comprehensive loss					(33.1)		(33.1)
Dividends on common stock ($0.54/share)			—	(49.1)			(49.1)
Dividends on $25 par preferred stock ($0.25/share)				(0.1)			(0.1)
Options exercised and stock subscribed, net of shares withheld for employee taxes		—	(2.0)				(2.0)
Share-based compensation			6.2				6.2
Balance at June 30, 2021	5.4	0.9	913.2	2,822.9	46.7	327.3	4,116.4
Net income				156.2		0.3	156.5
Other comprehensive loss					(1.4)		(1.4)
Dividends on common stock ($0.54/share)			—	(49.1)			(49.1)
Dividends on $25 par preferred stock ($0.25/share)				(0.1)			(0.1)
Options exercised and stock subscribed, net of shares withheld for employee taxes		—	4.4				4.4
Share-based compensation			6.1				6.1
Balance at September 30, 2021	5.4	0.9	923.7	2,929.9	45.3	327.6	4,232.8
Net income				594.5		0.6	595.1
Other comprehensive loss					(25.9)		(25.9)
Options exercised and stock subscribed, net of shares withheld for employee taxes		—	0.4				0.4
Share-based compensation			59.9				59.9
Replacement of equity share awards with liability awards			(54.5)				(54.5)
Cash settlement of stock options			(75.2)				(75.2)
Recapitalization of stock	(5.4)	(0.9)	6.3				—
Balance at December 31, 2021	—	—	860.6	3,524.4	19.4	328.2	4,732.6
Net income				187.4		0.6	188.0
Other comprehensive income					48.1		48.1
Dividend to Canadian Pacific				(265.0)			(265.0)
Balance at March 31, 2022	—	—	860.6	3,446.8	67.5	328.8	4,703.7
Net income				194.1		—	194.1
Other comprehensive income					53.8		53.8
Contribution from noncontrolling interest						1.2	1.2
Balance at June 30, 2022	—	—	860.6	3,640.9	121.3	330.0	4,952.8
Net income				201.3		0.4	201.7
Other comprehensive income					37.8		37.8
Dividend to Canadian Pacific				(200.0)			(200.0)
Balance at September 30, 2022	$—	$—	$860.6	$3,642.2	$159.1	$330.4	$4,992.3
See accompanying notes to the unaudited consolidated financial statements.

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements
For purposes of this Quarterly Report on Form 10-Q, “KCS” or the “Company” may refer to Kansas City Southern or, as the context requires, to one or more subsidiaries of Kansas City Southern.

1. Basis of Presentation
In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring adjustments) necessary to reflect a fair statement of the results for interim periods in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.
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
The merger transaction was completed through a series of mergers as outlined in the Merger Agreement. These mergers ultimately resulted in KCS being merged with and into Cygnus Merger Sub 1 Corporation (“Surviving Merger Sub”), a wholly owned subsidiary of CP, with Surviving Merger Sub continuing as the surviving entity. Pursuant to the Merger Agreement, Surviving Merger Sub was renamed “Kansas City Southern” and as successor company of KCS, continued to own the assets of KCS. Immediately following the consummation of the mergers, CP caused the contribution, directly and indirectly, of all of the outstanding shares of capital stock of Surviving Merger Sub, as successor to KCS, to be deposited into an independent, irrevocable voting trust (the “Voting Trust”) under a voting trust agreement (the “Voting Trust Agreement”) approved by the U.S. Surface Transportation Board (“STB”), pending receipt of the final and non-appealable approval or exemption by the STB pursuant to 49 U.S.C. § 11323 et seq., of the transactions contemplated by the Merger Agreement (“STB Final Approval”). The Voting Trust prevents CP, or any affiliate of CP, from controlling or having the power to control KCS prior to STB Final Approval. Following receipt of STB Final Approval, the Voting Trust will be terminated and CP will acquire control over KCS’s railroad operations.
On December 14, 2021, the merger of KCS and Surviving Merger Sub was accounted for as a recapitalization of KCS’s equity. Upon STB Final Approval, the transaction will be accounted for as a business combination using the acquisition method of accounting.
Pursuant to the Merger Agreement, KCS paid a cash dividend in the first and third quarters of 2022 of $265.0 million and $200.0 million, respectively, to a wholly-owned subsidiary of CP. Periodic cash distributions may be made to a wholly-owned subsidiary of CP based upon cash generated, the timing of capital expenditures and working capital needs of the Company.
For the three and nine months ended September 30, 2022, KCS reported $11.5 million and $36.8 million, respectively, of merger-related costs, which primarily related to incentive compensation costs. During the three and nine months ended September 30, 2021, the Company recognized merger-related costs of $36.5 million and $776.6 million, respectively. For the three months ended September 30, 2021, the merger costs primarily related to compensation and benefits costs and legal fees. For the nine months ended

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)
September 30, 2021, merger costs included the fee associated with the termination of the Canadian National (“CN”) merger agreement by KCS of $700.0 million, in addition to compensation and benefits costs and bankers’ and legal fees. For the year ended December 31, 2021, KCS incurred $1,400.0 million of merger termination fees, completely offset by the recovery of $1,400.0 million of merger termination fees recognized in merger costs, net within the consolidated statements of operations.

3. Revenue
Disaggregation of Revenue
The following table presents revenues disaggregated by the major commodity groups as well as the product types included within the major commodity groups (in millions). The Company believes disaggregation by product type best depicts how cash flows are affected by economic factors. See Note 10 for revenues by geographical area.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Chemical & Petroleum
Chemicals	$76.3	$71.0	$220.9	$196.4
Petroleum	85.4	93.7	245.8	361.8
Plastics	42.9	39.4	125.6	109.7
Total	204.6	204.1	592.3	667.9

Industrial & Consumer Products
Forest Products	79.2	71.6	221.5	191.9
Metals & Scrap	70.2	54.1	191.5	151.4
Other	39.0	33.3	110.6	94.3
Total	188.4	159.0	523.6	437.6

Agriculture & Minerals
Grain	99.9	87.0	316.7	250.6
Food Products	46.9	35.4	130.2	109.0
Ores & Minerals	9.6	7.5	25.3	18.8
Stone, Clay & Glass	11.2	9.9	31.3	25.7
Total	167.6	139.8	503.5	404.1

Energy
Utility Coal	45.2	45.8	123.3	108.7
Coal & Petroleum Coke	12.3	12.8	37.3	35.2
Frac Sand	4.6	4.0	14.4	11.6
Crude Oil	20.8	12.0	51.4	31.1
Total	82.9	74.6	226.4	186.6

Intermodal	121.9	86.9	335.3	259.3

Automotive	70.1	40.1	190.8	133.6

Total Freight Revenues	835.5	704.5	2,371.9	2,089.1

Other Revenue	46.7	39.5	134.0	110.4

Total Revenues	$882.2	$744.0	$2,505.9	$2,199.5
Contract Balances
The amount of revenue recognized in the third quarter of 2022 from performance obligations partially satisfied in previous periods was $28.9 million. The performance obligations that were unsatisfied or partially satisfied as of September 30, 2022 were $21.8 million, which represents in-transit shipments that are fully satisfied the following month.
A receivable is any unconditional right to consideration, and is recognized as shipments have been completed and the relating performance obligation has been fully satisfied. At September 30, 2022 and December 31, 2021, the accounts receivable, net balance was $600.9 million and $271.0 million, respectively. Contract assets represent a conditional right to consideration in exchange for goods or services. The Company did not have any contract assets at September 30, 2022 and December 31, 2021.

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)
Contract liabilities represent consideration received in advance from customers, and are recognized as revenue over time as the relating performance obligation is satisfied. The amount of revenue recognized in the third quarter of 2022 that was included in the opening contract liability balance was $8.0 million. The Company has recognized contract liabilities within the accounts payable and accrued liabilities and other long-term liabilities financial statement captions on the consolidated balance sheets.
The following tables summarize the changes in contract liabilities (in millions):

Contract liabilities	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Beginning balance	$49.4	$19.7	$68.4	$29.9
Revenue recognized that was included in the contract liability balance at the beginning of the period	(8.0)	(9.6)	(30.1)	(25.3)
Increases due to consideration received, excluding amounts recognized as revenue during the period	4.7	2.4	7.8	7.9
Ending balance	$46.1	$12.5	$46.1	$12.5

4. Property and Equipment (including Concession Assets)
Property and equipment, including concession assets, and related accumulated depreciation and amortization are summarized below (in millions):

	September 30, 2022	December 31, 2021
Land	$244.7	$243.0
Concession land rights	141.1	141.1
Road property	8,630.7	8,430.6
Equipment	2,868.0	2,842.4
Technology and other	433.4	372.6
Construction in progress	393.0	335.8
Total property	12,710.9	12,365.5
Accumulated depreciation and amortization	3,393.0	3,156.2
Property and equipment (including concession assets), net	$9,317.9	$9,209.3
Concession assets, net of accumulated amortization of $775.5 million and $744.8 million, totaled $2,475.3 million and $2,459.3 million at September 30, 2022 and December 31, 2021, respectively.

The Company has historically received assistance from governmental entities, typically in the form of cash, for purposes of making improvements to its rail network as part of public safety and/or economic revitalization initiatives. The governmental entity generally specifies how the monetary assistance is to be spent, and may include limited conditions requiring the Company to return the assistance. The Company accounts for this assistance received as reductions to property and equipment in the period in which the improvement is made, with the assistance being amortized as an offset to depreciation expense over the life of the improvement. As of September 30, 2022 and December 31, 2021, the total governmental assistance received, net of accumulated amortization, was $35.5 million and $37.3 million, respectively. For the three and nine months ended September 30, 2022, governmental assistance amortization was $0.7 million and $1.9 million, respectively.

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

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)
The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The carrying value of the Company’s debt was $3,781.6 million and $3,777.6 million at September 30, 2022 and December 31, 2021, respectively. If the Company’s debt were measured at fair value, the fair value measurements of the individual debt instruments would have been classified as Level 2 in the fair value hierarchy.

The fair value of the Company’s financial instruments is presented in the following table (in millions):

	September 30, 2022	December 31, 2021
	Level 2	Level 2
Assets
Treasury lock agreements	$232.2	$57.4
Liabilities
Debt instruments	3,235.8	4,311.1
Foreign currency derivative instruments	18.5	1.8

6. Derivative Instruments
The Company enters into derivative transactions in certain situations based on management’s assessment of current market conditions and perceived risks. Management intends to respond to evolving business and market conditions and in doing so, may enter into such transactions as deemed appropriate.
Credit Risk. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages this risk by limiting its counterparties to large financial institutions which meet the Company’s credit rating standards and have an established banking relationship with the Company. As of September 30, 2022, the Company did not expect any losses as a result of default of its counterparties.
Interest Rate Derivative Instruments. In 2020, the Company executed six 30-year treasury lock agreements with an aggregate notional value of $650.0 million and a weighted average interest rate of 1.58%. The purpose of the treasury locks is to hedge the U.S. Treasury benchmark interest rate associated with future interest payments related to the anticipated refinancing of the $444.7 million principal amount of 3.00% senior notes due May 15, 2023 (the “3.00% Senior Notes”) and the $200.0 million principal amount of 3.85% senior notes due November 15, 2023 (the “3.85% Senior Notes”). The Company has designated the treasury locks as cash flow hedges and recorded unrealized gains and losses in accumulated other comprehensive income (loss). For the nine months ended September 30, 2022, the total unrealized gain of $232.2 million recognized in accumulated other comprehensive income increased by $174.8 million compared to December 31, 2021, reflecting a change in the value of the treasury locks as U.S. treasury rates rose. Upon settlement, the unrealized gain or loss in accumulated other comprehensive income (loss) will be amortized to interest expense over the life of the future underlying debt issuance.
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

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)
Below is a summary of the Company’s 2022 and 2021 foreign currency derivative contracts (amounts in millions, except Ps./USD):

Foreign currency forward contracts
	Contracts to sell Ps./receive USD					Offsetting contracts to purchase Ps./pay USD
	Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Cash received/(paid) on settlement
Contracts executed in 2022 and outstanding	$460.0	Ps.	9,797.1	Ps.	21.3	—	—		—		—
Contracts executed in 2022 and settled in 2022	$50.0	Ps.	1,105.3	Ps.	22.1	$50.5	Ps.	1,105.3	Ps.	21.9	$(0.5)
Contracts executed in 2021 and settled in 2022	$270.0	Ps.	5,583.3	Ps.	20.7	$271.7	Ps.	5,583.3	Ps.	20.6	$(1.7)
	Contracts to purchase Ps./pay USD					Offsetting contracts to sell Ps./receive USD
	Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Cash received/(paid) on settlement
Contracts executed in 2021 and settled in 2021 (i)	$100.0	Ps.	1,993.5	Ps.	19.9	$98.1	Ps.	1,993.5	Ps.	20.3	$(1.9)
(i) During the nine months ended September 2021, the Company settled $100.0 million of these forward contracts, resulting in cash paid of $1.9 million.

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

The following tables present the fair value of derivative instruments included in the Consolidated Balance Sheets (in millions):

	Derivative Assets
	Balance Sheet Location	September 30, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Treasury lock agreements	Other current assets	$232.2	$—
	Other assets	—	57.4
Total derivatives designated as hedging instruments		232.2	57.4
Total derivative assets		$232.2	$57.4

	Derivative Liabilities
	Balance Sheet Location	September 30, 2022	December 31, 2021
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued liabilities	$18.5	$1.8
Total derivatives not designated as hedging instruments		18.5	1.8
Total derivative liabilities		$18.5	$1.8

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)
The following table summarizes the gross and net fair value of derivative liabilities (in millions):

As of September 30, 2022	Gross Liabilities	Gross Assets	Net Amounts Presented in the Consolidated Balance Sheets
Derivatives subject to a master netting arrangement or similar agreement	$18.5	$—	$18.5
As of December 31, 2021
Derivatives subject to a master netting arrangement or similar agreement	$2.8	$(1.0)	$1.8
The following table presents the effects of derivative instruments on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 30 (in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative		Location of Gain/(Loss) Reclassified from AOCI into Income	Amount of Gain/(Loss) Reclassified from AOCI into Income
	2022	2021		2022	2021
Treasury lock agreements	$47.4	$(2.1)	Interest expense	$(0.7)	$(0.6)
Total	$47.4	$(2.1)		$(0.7)	$(0.6)

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		2022	2021
Foreign currency forward contracts	Foreign exchange loss	$(8.1)	$4.9
Total		$(8.1)	$4.9
The following table presents the effects of derivative instruments on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30 (in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative		Location of Gain/(Loss) Reclassified from AOCI into Income	Amount of Gain/(Loss) Reclassified from AOCI into Income
	2022	2021		2022	2021
Treasury lock agreements	$174.8	$55.1	Interest expense	$(1.9)	$(1.8)
Total	$174.8	$55.1		$(1.9)	$(1.8)

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		2022	2021
Foreign currency forward contracts	Foreign exchange loss	$(18.9)	$0.8
Total		$(18.9)	$0.8

See Note 5, Fair Value Measurements, for the determination of the fair values of derivatives.

7. Short-Term Borrowings
Commercial Paper. The Company’s commercial paper program generally serves as the primary means of short-term funding. As of September 30, 2022 and December 31, 2021, KCS had no commercial paper outstanding. For the nine months ended September 30, 2022 and 2021, any commercial paper borrowings were outstanding for less than 90 days and the related activity is presented on a net basis in the consolidated statements of cash flows.

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
As of September 30, 2022 and December 31, 2021, the KCSM refundable VAT balance was $98.6 million and $152.2 million, respectively. KCSM has prior favorable Mexican court decisions and a legal opinion supporting its right under Mexican law to recover the refundable VAT balance from the Mexican government and believes the VAT to be fully recoverable. KCSM will recover the refundable VAT balance as VAT billed to customers exceeds creditable VAT charged by vendors. As of September 30, 2022 and December 31, 2021, $81.0 million and $78.0 million, respectively, of the refundable VAT balance was classified as a short-term asset.

9. Commitments and Contingencies
Concession Duty. Under KCSM’s 50-year railroad concession from the Mexican government (the “Concession”), which could expire in 2047 unless extended, KCSM pays annual concession duty expense of 1.25% of gross revenues. For the three and nine months ended September 30, 2022, the concession duty expense, which is recorded within materials and other in operating expenses, was $5.5 million and $16.0 million, respectively, compared to $4.7 million and $14.1 million, for the same periods in 2021.
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
Personal Injury. The Company’s personal injury liability is based on semi-annual actuarial studies performed on an undiscounted basis by an independent third party actuarial firm and reviewed by management. This liability is based on personal injury claims filed and an estimate of claims incurred but not yet reported. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Adjustments to the liability are reflected within operating expenses in the period in which changes to estimates are known. Personal injury claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The personal injury liability as of September 30, 2022, is based on an updated actuarial study of personal injury claims through April 30, 2022, and review of the last five months’ experience. Although these estimates cannot be predicted with certainty, management believes that the ultimate outcome will not have a material adverse effect on the Company’s consolidated financial statements.
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

On April 13, 2022, the SAT used an electronic tax mailbox to deliver an audit assessment on the 2014 KCSM tax returns, which as of September 30, 2022 was Ps.5.7 billion (approximately $280.0 million USD) of tax, interest, penalties and inflation (the “2014 Audit Assessment”). In 2014, KCSM filed an amparo lawsuit with the district court, objecting to the SAT’s electronic accounting requirements, including the SAT’s use of the electronic tax mailbox, and KCSM was granted a permanent injunction in 2015 preventing the SAT from delivering any notification of assessments using the electronic tax mailbox. The permanent injunction remained in effect through the date the SAT issued the 2014 Audit Assessment. The Company became aware of the 2014 Audit Assessment on June 30, 2022 and based on the permanent injunction on the electronic accounting requirements, the Company believed it had thirty business days from that date to file an appeal. On July 7, 2022, the Company filed an administrative appeal of the 2014 Audit Assessment with the SAT. During the third quarter of 2022, the SAT dismissed the administrative appeal of the 2014 Audit Assessment on the basis it wasn’t filed timely. The Company plans to challenge in Mexican court the SAT's use of the electronic mailbox and the dismissal of the administrative appeal of the 2014 Audit Assessment. The Company believes that it has strong legal arguments in its favor and it is more likely than not that the administrative appeal of the 2014 Audit Assessment was timely filed.

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

On July 1, 2022, the SAT froze KCSM’s Mexico bank accounts without any request for payment of the 2014 Audit Assessment or notification of the freeze. The Company filed an amparo lawsuit challenging the legality of the bank account freeze. The district court issued a permanent injunction requiring the SAT to remove the freeze subject to KCSM posting a performance bond or other collateral upon the SAT demonstrating a tax obligation exists. In August 2022, KCSM posted a performance bond in the amount of Ps.5.6 billion (approximately $278.0 million USD) and the bank account freeze was removed. The freeze and cost of obtaining the performance bond did not have a significant impact on KCSM’s cash flows or operations. The provision of the performance bond is not an agreement or concession with regard to the 2014 Audit Assessment and in no way impacts KCSM’s ability to further defend its tax position.

The Company believes that it has strong legal arguments in its favor and it is more likely than not that it will prevail in any challenge of the assessments.

Kansas City Southern and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)
U.S. Collective Bargaining. KCSR participates in industry-wide multi-employer bargaining as a member of the National Carriers’ Conference Committee (“NCCC”), as well as local bargaining for agreements that are limited to KCSR's property. Approximately 72% of KCSR employees are covered by collective bargaining agreements. For the 2016 bargaining round, 5-year agreements were reached voluntarily or through the arbitration process during 2017 and 2018 covering all of the participating unions. The terms of these agreements remain in effect until new agreements are reached in the 2020 national bargaining round. In November 2019, KCSR and its unions commenced negotiations in connection with the 2020 collective bargaining round.
On July 15, 2022, President Biden signed an executive order creating a Presidential Emergency Board (“PEB”) to assist the railroads and its unions in ongoing national labor negotiations. The PEB reviewed the parties’ proposals, held hearings and issued non-binding settlement recommendations to the President. Under the terms of the PEB, the parties had until September 16, 2022 to reach a voluntary settlement based on those recommendations. On September 15, 2022, the NCCC and unions reached a tentative agreement resulting in the Company recognizing estimated retroactive union wages and bonuses of approximately $9.0 million in compensation and benefits on the consolidated statements of operations.
The union ratification began in mid-September and is expected to be complete by mid-November. As of October 26, 2022, six of the twelve railroad unions have ratified their respective tentative agreements; however, the third largest union rejected the tentative agreement. The NCCC and this union agreed to continue negotiations through November 19, 2022, before the union seeks other self-help remedies, including strikes or work stoppages. Under the Railway Labor Act, Congress can impose a resolution based upon the PEB recommendations or order trains to operate as usual while the two sides continue to negotiate and ultimately reach a new agreement. A strike or work stoppage could result in a significant disruption of the Company’s operations and have significant financial impacts, such as lower revenues and higher operating costs.
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
On July 14, 2022, KCSM reached an agreement with the Mexican Ministry of Infrastructure, Communications and Transportation (“SICT”) to fund a new investment in the Celaya-NBA Line Railway Bypass and related infrastructure in an amount not to exceed Ps.4.0 billion (approximately $200.0 million USD). In exchange for the investment, the SICT agreed to amend KCSM’s Concession Title effective July 14, 2022, to extend the exclusivity rights granted to KCSM for an additional period of 10 years. Under this amendment, KCSM’s exclusivity will now expire in 2037.
Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness, bankruptcy, insolvency or liquidation of a customer, or weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and its operating results. If the financial condition of the Company’s customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for credit losses based on its best estimate at September 30, 2022.
Panama Canal Railway Company (“PCRC”) Guarantees and Indemnities. At September 30, 2022, the Company had issued and outstanding $5.7 million under a standby letter of credit to fulfill its obligation to fund fifty percent of the debt service reserve and liquidity reserve established by PCRC in connection with the issuance of the 7.0% Senior Secured Notes due November 1, 2026 (the “PCRC Notes”). Additionally, KCS has pledged its shares of PCRC as security for the PCRC Notes.

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
The following tables provide information by geographic area (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2022	2021	2022	2021
U.S.	$476.0	$409.5	$1,351.6	$1,160.5
Mexico	406.2	334.5	1,154.3	1,039.0
Total revenues	$882.2	$744.0	$2,505.9	$2,199.5

Property and equipment (including concession assets), net			September 30, 2022	December 31, 2021
U.S.			$5,849.2	$5,744.4
Mexico			3,468.7	3,464.9
Total property and equipment (including concession assets), net			$9,317.9	$9,209.3
11. Subsequent Event

On October 26, 2022, the Company’s Board of Directors declared a cash dividend of up to $225.0 million, to be paid to a wholly-owned subsidiary of CP on October 31, 2022.

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
This discussion is intended to clarify and focus on KCS’s results of operations, certain changes in its financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included under Item 1 of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022. This discussion should be read in conjunction with those consolidated financial statements and the related notes and is qualified by reference to them.
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
The merger transaction was completed through a series of mergers as outlined in the Merger Agreement. These mergers ultimately resulted in KCS being merged with and into Cygnus Merger Sub 1 Corporation (“Surviving Merger Sub”), a wholly owned subsidiary of CP, with Surviving Merger Sub continuing as the surviving entity. Pursuant to the Merger Agreement, Surviving Merger Sub was renamed “Kansas City Southern” and as successor company of KCS, continued to own the assets of KCS. Immediately following the consummation of the mergers, CP caused the contribution, directly and indirectly, of all of the outstanding shares of capital stock of Surviving Merger Sub, as successor to KCS, to be deposited into an independent, irrevocable voting trust (the “Voting Trust”) under a voting trust agreement (the “Voting Trust Agreement”) approved by the U.S. Surface Transportation Board (“STB”), pending receipt of the final and non-appealable approval or exemption by the STB pursuant to 49 U.S.C. § 11323 et seq., of the transactions contemplated by the Merger Agreement (“STB Final Approval”). The Voting Trust prevents CP, or any affiliate of CP, from controlling or having the power to control KCS prior to STB Final Approval. Following receipt of STB Final Approval, the Voting Trust will be terminated and CP will acquire control over KCS’s railroad operations. STB Final Approval is expected to be granted in the first quarter of 2023, subject to the regulatory review process.
On December 14, 2021, the merger of KCS and Surviving Merger Sub was accounted for as a recapitalization of KCS’s equity. Upon STB Final Approval, the transaction will be accounted for as a business combination using the acquisition method of accounting.
Pursuant to the Merger Agreement, KCS paid a cash dividend in the first and third quarters of 2022 of $265.0 million and $200.0 million, respectively, to a wholly-owned subsidiary of CP. On October 26, 2022, the Company’s Board of Directors declared a cash dividend of up to $225.0 million, to be paid to a wholly-owned subsidiary of CP on October 31, 2022. Periodic cash distributions may be made to a wholly-owned subsidiary of CP based upon cash generated, the timing of capital expenditures and working capital needs of the Company.
For the three and nine months ended September 30, 2022, KCS reported $11.5 million and $36.8 million, respectively, of merger-related costs, which primarily related to incentive compensation costs. During the three and nine months ended September 30, 2021, the Company recognized merger-related costs of $36.5 million and $776.6 million, respectively. For the three months ended September 30, 2021, the merger costs primarily related to compensation and benefits costs and legal fees. For the nine months ended September 30, 2021, merger costs included the fee associated with the termination of the CN merger agreement by KCS of $700.0 million, in addition to compensation and benefits costs and bankers’ and legal fees. These costs were recognized in merger costs, net within the consolidated statements of operations.
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

Inflation
U.S. consumer price inflation rose at its fastest pace in over 40 years and Mexico inflation reached levels not seen for 20 years. Consumer price annual inflation rates as of September 30, 2022 were 8.2% and 8.7% in the U.S. and Mexico, respectively. KCS continues to closely monitor the impact of rapidly increasing inflation on the Company’s financial results and procurement supply chain. As of September 30, 2022, higher inflation has not had a material impact on the Company’s financial results. Additionally, supply chain disruptions have not materially impacted the Company’s ability to procure essential materials and services on a timely basis.

Inflation is expected to remain elevated for the near future. Inflationary factors, such as increases in interest rates, overhead costs and transportation costs may adversely affect the Company’s financial results. Although the Company does not believe that inflation has had a material impact on KCS’s financial results to date, the Company may experience some effect in the near future due to supply chain constraints, consequences associated with COVID-19, and the ongoing invasion of Ukraine by Russia, employee availability and wage increases.

Third Quarter Highlights
For the three months ended September 30, 2022, revenues increased 19% compared to the same period in 2021, primarily due to a 10% increase in carload/unit volumes and an 8% increase in revenue per carload/unit. Volumes increased due to partial recovery of the global microchip shortage, strong demand, new business, and new steel plants that opened on the KCSM network in 2021. These increases were partially offset by decreased volumes in chemicals and petroleum refined fuel products due to regulatory impacts. Revenue per carload/unit increased due to higher fuel surcharge, positive pricing impacts, and longer average length of haul, partially offset by mix and unfavorable foreign currency impacts.
Operating expenses increased 13% during the three months ended September 30, 2022, as compared to the same period in 2021, primarily due to higher diesel fuel prices, tentative agreements with U.S. unions resulting in incremental estimated retroactive wage and bonus expense, and wage and benefit inflation, partially offset by decreased merger costs. Operating expenses as a percentage of revenues was 63.2% for the three months ended September 30, 2022, compared to 66.1% for the same period in 2021.

Results of Operations
The following summarizes KCS’s consolidated statement of operations components (in millions):

	Three Months Ended		Change
	September 30,
	2022	2021
Revenues	$882.2	$744.0	$138.2
Operating expenses	557.2	492.1	65.1
Operating income	325.0	251.9	73.1
Equity in net earnings (losses) of affiliates	(0.1)	3.8	(3.9)
Interest expense	(38.9)	(39.0)	0.1
Foreign exchange loss	(12.3)	(0.5)	(11.8)
Other income, net	0.2	0.5	(0.3)
Income before income taxes	273.9	216.7	57.2
Income tax expense	72.2	60.2	12.0
Net income	201.7	156.5	45.2
Less: Net income attributable to noncontrolling interest	0.4	0.3	0.1
Net income attributable to Kansas City Southern and subsidiaries	$201.3	$156.2	$45.1

	Nine Months Ended		Change
	September 30,
	2022	2021
Revenues	$2,505.9	$2,199.5	$306.4
Operating expenses	1,577.0	2,126.3	(549.3)
Operating income	928.9	73.2	855.7
Equity in net earnings of affiliates	7.9	13.2	(5.3)
Interest expense	(118.0)	(117.1)	(0.9)
Foreign exchange loss	(18.0)	(1.0)	(17.0)
Other income, net	0.3	0.7	(0.4)
Income (loss) before income taxes	801.1	(31.0)	832.1
Income tax expense	217.3	37.1	180.2
Net income (loss)	583.8	(68.1)	651.9
Less: Net income attributable to noncontrolling interest	1.0	1.2	(0.2)
Net income (loss) available to common stockholder(s)	$582.8	$(69.3)	$652.1

Operating Metrics
The Company has established the following key metrics to measure precision scheduled railroading (“PSR”) progress and performance:

	Three Months Ended		Improvement/ (Deterioration)	Nine Months Ended		Improvement/ (Deterioration)
	September 30,			September 30,
	2022	2021		2022	2021
Gross velocity (mph) (i)	14.1	15.3	(8)%	14.4	13.4	7%
Terminal dwell (hours) (ii)	23.3	21.5	(8)%	21.7	24.9	13%
Train length (feet) (iii)	6,510	6,481	—	6,465	6,690	(3)%
Fuel efficiency (gallons per 1,000 GTM's) (iv)	1.26	1.22	(3)%	1.25	1.24	(1)%

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
For the three months ended September 30, 2022, the decrease in velocity and increase in dwell, as compared to the same period in 2021, were due to congestion and resource pressure in northern Mexico. For the nine months ended September 30, 2022, the improvement in velocity and dwell, as compared to the same period in 2021, were due to efforts to improve network fluidity and customer service, along with other operating initiatives, investments in crew resources and new capacity projects.

Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months Ended			Three Months Ended			Three Months Ended
	September 30,			September 30,			September 30,
	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
Chemical and petroleum	$204.6	$204.1	—	82.6	86.9	(5%)	$2,477	$2,349	5%
Industrial and consumer products	188.4	159.0	18%	85.9	79.0	9%	2,193	2,013	9%
Agriculture and minerals	167.6	139.8	20%	68.4	67.1	2%	2,450	2,083	18%
Energy	82.9	74.6	11%	73.2	73.4	—	1,133	1,016	12%
Intermodal	121.9	86.9	40%	269.8	231.6	16%	452	375	21%
Automotive	70.1	40.1	75%	34.0	22.4	52%	2,062	1,790	15%
Carload revenues, carloads and units	835.5	704.5	19%	613.9	560.4	10%	$1,361	$1,257	8%
Other revenue	46.7	39.5	18%
Total revenues (i)	$882.2	$744.0	19%

(i) Included in revenues:
Fuel surcharge	$147.9	$75.3

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Nine Months Ended			Nine Months Ended			Nine Months Ended
	September 30,			September 30,			September 30,
	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
Chemical and petroleum	$592.3	$667.9	(11%)	244.9	291.9	(16%)	$2,419	$2,288	6%
Industrial and consumer products	523.6	437.6	20%	250.2	225.7	11%	2,093	1,939	8%
Agriculture and minerals	503.5	404.1	25%	214.6	193.7	11%	2,346	2,086	12%
Energy	226.4	186.6	21%	203.5	198.1	3%	1,113	942	18%
Intermodal	335.3	259.3	29%	780.6	714.7	9%	430	363	18%
Automotive	190.8	133.6	43%	98.1	76.5	28%	1,945	1,746	11%
Carload revenues, carloads and units	2,371.9	2,089.1	14%	1,791.9	1,700.6	5%	$1,324	$1,228	8%
Other revenue	134.0	110.4	21%
Total revenues (i)	$2,505.9	$2,199.5	14%

(i) Included in revenues:
Fuel surcharge	$364.2	$196.0

For the three months ended September 30, 2022, revenues increased 19% compared to the same period in 2021. Revenues increased due to a 10% increase in carload/unit volumes and an 8% increase in revenue per carload/unit. Volumes increased due to partial recovery of the global microchip shortage, strong demand, new business, and new steel plants that opened on the KCSM network in 2021. These increases were partially offset by decreased volumes in chemicals and petroleum refined fuel products due to regulatory impacts. Revenue per carload/unit increased due to higher fuel surcharge, positive pricing impacts, and longer average length of haul, partially offset by mix and unfavorable foreign currency impacts.
For the nine months ended September 30, 2022, revenues increased 14% compared to the same period in 2021. Revenues increased due to an 8% increase in revenue per carload/unit and a 5% increase in carload/unit volumes. Revenue per carload/unit increased due to higher fuel surcharge, positive pricing impacts, and longer average length of haul, partially offset by mix. Volumes increased due to partial recovery of the global microchip shortage, improved cycle times, strong demand, and new steel plants that opened on the KCSM network in 2021. These increases were partially offset by decreased volumes in chemicals and petroleum refined fuel products due to regulatory impacts.
The fluctuations of the Mexican peso against the U.S. dollar during the three and nine months ended September 30, 2022, resulted in a decrease in revenues of approximately $2.0 million compared to the same periods in 2021, for revenue transactions denominated in Mexican pesos. The average exchange rate of Mexican pesos per U.S. dollar was Ps.20.2 and Ps.20.3 for the three and nine months ended September 30, 2022, respectively, compared to Ps.20.0 and Ps.20.1 for the same periods in 2021.
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
For the three and nine months ended September 30, 2022, fuel surcharge revenue increased $72.6 million and $168.2 million, respectively, compared to the same periods in 2021, primarily due to higher fuel prices.
The following discussion provides an analysis of revenues by commodity group:

Revenues by commodity group for the three months ended September 30, 2022
Chemical and petroleum. Revenues increased $0.5 million for the three months ended September 30, 2022, compared to the same period in 2021, due to a 5% decrease in carload/unit volumes, offset by a 5% increase in revenue per carload/unit. Revenues decreased $75.6 million for the nine months ended September 30, 2022, compared to the same period in 2021, due to a 16% decrease in carload/unit volumes, partially offset by a 6% increase in revenue per carload/unit. Volumes decreased due to refined fuel product shipments into Mexico being negatively impacted by supply chain disruptions as a result of increased regulation. Refer to Mexico Regulatory and Legal Updates for further discussion. Revenue per carload/unit increased due to higher fuel surcharge, positive pricing impacts, and mix, partially offset by shorter average length of haul.

Industrial and consumer products. Revenues increased $29.4 million for the three months ended September 30, 2022, compared to the same period in 2021, due to a 9% increase in both carload/unit volumes and revenue per carload/unit. Revenues increased $86.0 million for the nine months ended September 30, 2022, compared to the same period in 2021, due to an 11% increase in carload/unit volumes and an 8% increase in revenue per carload/unit. Metal volumes increased for the three and nine months ended September 30, 2022 due to higher demand and new steel plants that opened on the KCSM network in 2021. Additionally for the three months ended September 30, 2022, volumes increased due to cement shipments in the Mexican market, partially offset by slower paper and appliance shipments due to customer rationalization of inventory. Revenue per carload/unit increased due to higher fuel surcharge, positive pricing impacts, and longer average length of haul, partially offset by mix.

Revenues by commodity group for the three months ended September 30, 2022
Agriculture and minerals. Revenues increased $27.8 million for the three months ended September 30, 2022, compared to the same period in 2021, due to an 18% increase in revenue per carload/unit and a 2% increase in carload/unit volumes. Revenue per carload/unit increased due to higher fuel surcharge, positive pricing impacts, mix, and longer average length of haul. Volumes increased due to higher demand.

Revenues increased $99.4 million for the nine months ended September 30, 2022, compared to the same period in 2021, due to a 12% increase in revenue per carload/unit and an 11% increase in carload/unit volumes. Revenue per carload/unit increased due to higher fuel surcharge, positive pricing impacts, longer average length of haul, and mix. Volumes increased due to improved cycle times and higher demand.

Energy. Revenues increased $8.3 million for the three months ended September 30, 2022, compared to the same period in 2021, due to a 12% increase in revenue per carload/unit. Revenue per carload/unit increased due to higher fuel surcharge and positive pricing impacts, partially offset by shorter average length of haul and mix.

Revenues increased $39.8 million for the nine months ended September 30, 2022, compared to the same period in 2021, due to an 18% increase in revenue per carload/unit and a 3% increase in carload/unit volumes. Revenue per carload/unit increased due to higher fuel surcharge, longer average length of haul, and positive pricing impacts, partially offset by mix. Volumes increased in crude oil due to new business, partially offset by a decline in utility coal as a result of deteriorated interchange cycle times and utility plant maintenance outages.

Crude Oil
25%
Frac Sand
6%
Coal &
Petroleum
Coke
15%
Utility
Coal
54%

Intermodal. Revenues increased $35.0 million for the three months ended September 30, 2022, compared to the same period in 2021, due to a 21% increase in revenue per carload/unit and a 16% increase in carload/unit volumes. Revenue per carload/unit increased due to higher fuel surcharge, positive pricing impacts, and mix, partially offset by a shorter average length of haul. Volumes increased due to service interruptions at the Lazaro Cardenas port in Mexico in 2021, new business, a partial recovery of the global microchip shortage affecting auto parts shipments, and stronger demand.

Revenues increased $76.0 million for the nine months ended September 30, 2022, compared to the same period in 2021, due to an 18% increase in revenue per carload/unit and a 9% increase in carload/unit volumes. Revenue per carload/unit increased due to higher fuel surcharge, mix, and positive pricing impacts. Volumes increased due to stronger demand, a partial recovery of the global microchip shortage affecting auto parts shipments, new business, and service interruptions at Lazaro Cardenas port in Mexico in 2021.
Automotive. Revenues increased $30.0 million for the three months ended September 30, 2022, compared to the same period in 2021, due to a 52% increase in carload/unit volumes and a 15% increase in revenue per carload/unit. Revenues increased $57.2 million for the nine months ended September 30, 2022, compared to the same period in 2021, due to a 28% increase in carload/unit volumes and an 11% increase in revenue per carload/unit. Volumes increased for both the three months and nine months ended September 30, 2022, due to partial recovery of the global microchip shortage. For the three months ended September 30, 2022, revenue per carload/

unit increased due to higher fuel surcharge, positive pricing impacts, and longer average length of haul, partially offset by mix. For the nine months ended September 30, 2022, revenue per carload/unit increased due to higher fuel surcharge, positive pricing impacts, longer average length of haul, and mix.

Operating Expenses
Operating expenses, as shown below (in millions), increased $65.1 million for the three months ended September 30, 2022, compared to the same period in 2021, primarily due to higher diesel fuel prices, tentative agreements with U.S. unions resulting in incremental estimated retroactive wage and bonus expense, and wage and benefit inflation, partially offset by decreased merger costs.
Operating expenses, as shown below (in millions), decreased $549.3 million for the nine months ended September 30, 2022, compared to the same period in 2021, primarily due to decreased merger costs related to the termination fee for the termination of the CN merger agreement by KCS of $700.0 million, partially offset by higher diesel fuel prices, tentative agreements with U.S. unions resulting in incremental estimated retroactive wage and bonus expense, and wage and benefit inflation.
The fluctuations of the Mexican peso against the U.S. dollar during the three and nine months ended September 30, 2022, resulted in an immaterial change compared to the same periods in 2021, for expense transactions denominated in Mexican pesos. The average exchange rate of Mexican pesos per U.S. dollar was Ps.20.2 and Ps.20.3 for the three and nine months ended September 30, 2022, respectively, compared to Ps.20.0 and Ps.20.1 for the same periods in 2021.

	Three Months Ended
	September 30,		Change
	2022	2021	Dollars	Percent
Compensation and benefits	$154.4	$133.3	$21.1	16%
Purchased services	57.8	51.4	6.4	12%
Fuel	121.0	78.0	43.0	55%
Equipment costs	25.5	19.6	5.9	30%
Depreciation and amortization	98.2	90.5	7.7	9%
Materials and other	88.8	82.8	6.0	7%
Merger costs, net	11.5	36.5	(25.0)	(68%)
Total operating expenses	$557.2	$492.1	$65.1	13%

	Nine Months Ended
	September 30,		Change
	2022	2021	Dollars	Percent
Compensation and benefits	$423.8	$391.2	$32.6	8%
Purchased services	163.6	161.0	2.6	2%
Fuel	341.1	227.9	113.2	50%
Equipment costs	67.2	64.8	2.4	4%
Depreciation and amortization	292.1	273.7	18.4	7%
Materials and other	252.4	231.1	21.3	9%
Merger costs, net	36.8	776.6	(739.8)	(95%)
Total operating expenses	$1,577.0	$2,126.3	$(549.3)	(26%)

Compensation and benefits. Compensation and benefits increased $21.1 million for the three months ended September 30, 2022, compared to the same period in 2021, due to tentative agreements on the U.S. 2020 collective bargaining round resulting in estimated retroactive union wages and bonuses of approximately $9.0 million. In addition, compensation and benefits increased due to wage and benefit inflation of approximately $9.0 million, increased headcount and hours worked of approximately $4.0 million, and increased incentive compensation of approximately $2.0 million, partially offset by lower costs relating to Mexican outsourcing reform of approximately $3.0 million.
Compensation and benefits increased $32.6 million for the nine months ended September 30, 2022, compared to the same period in 2021, due to wage and benefit inflation of approximately $20.0 million, increase in headcount and hours worked of approximately $9.0 million, and tentative agreements on the U.S. 2020 collective bargaining round resulting in estimated retroactive union wages and bonuses of approximately $9.0 million, partially offset by decreased incentive compensation of approximately $6.0 million.

The Company expects compensation and benefits will increase in 2023, as compared to 2022, by approximately $10.0 million due to an increase in U.S. union wages as a result of the tentative agreements on the 2020 collective bargaining round. As of October 26, 2022, six of the twelve unions have ratified their respective agreements; however, the third largest union rejected the tentative agreement. Negotiations will continue with this union and any other union that does not ratify, which could result in compensation and benefits that differs from current estimates upon settlement. See the Collective Bargaining section within Other Matters for further discussion.
Purchased services. Purchased services expense increased $6.4 million for the three months ended September 30, 2022, compared to the same period in 2021, primarily due to increased corporate services expense of approximately $4.0 million, increased software and programming expense of approximately $2.0 million, and increases in repairs and maintenance of approximately $2.0 million, partially offset by cost reductions of approximately $4.0 million as a result of Mexico outsourcing reform.
Purchased services expense increased $2.6 million for the nine months ended September 30, 2022 compared to the same period in 2021, due to increased software and programming expense of approximately $7.0 million, an increase in repairs and maintenance expense of approximately $4.0 million, an increase in intermodal lift services of approximately $3.0 million, and increases in security costs of approximately $2.0 million, partially offset by cost reductions of approximately $15.0 million as a result of Mexico outsourcing reform.
Fuel. Fuel increased $43.0 million for the three months ended September 30, 2022, compared to the same period in 2021, due to higher diesel fuel prices in the U.S. and Mexico of approximately $26.0 million and $9.0 million, respectively, increased consumption of approximately $6.0 million and decreased efficiency of approximately $2.0 million.
Fuel increased $113.2 million for the nine months ended September 30, 2022, compared to the same period in 2021, due to higher diesel fuel prices in the U.S. and Mexico of approximately $74.0 million and $27.0 million, respectively, increased consumption of approximately $9.0 million, and decreased efficiency of approximately $4.0 million, partially offset by the weakening of the Mexican peso against the U.S. dollar of approximately $1.0 million. The average price per gallon was $3.61 and $3.44 for the three and nine months ended September 30, 2022, respectively, compared to $2.52 and $2.43 for the same periods in 2021.
Equipment costs. Equipment costs increased $5.9 million for the three months ended September 30, 2022, compared to the same period in 2021, due to increased car hire expense of approximately $5.0 million due to increased cycle times and volumes, and higher lease expense of approximately $1.0 million.
Equipment costs increased $2.4 million for the nine months ended September 30, 2022, compared to the same period in 2021, due to increased car hire expense of approximately $2.0 million due to increased volumes.
Depreciation and amortization. Depreciation and amortization expense increased $7.7 million and $18.4 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, due to a larger asset base and an increase in depreciation rates on equipment as a result of an updated depreciation study.
Materials and other. Materials and other expense increased $6.0 million for the three months ended September 30, 2022, compared to the same period in 2021, due to increased materials expense of approximately $7.0 million, including approximately $3.0 million of material purchases resulting from Mexico outsourcing reform, increased expense of approximately $3.0 million related to the non-creditable VAT due to VAT law changes in Mexico, and higher employee expenses of approximately $2.0 million. These increases were partially offset by lower derailments and casualties of approximately $5.0 million.
Materials and other expense increased $21.3 million for the nine months ended September 30, 2022, compared to the same period in 2021, due to increased expense of approximately $11.0 million related to the non-creditable VAT due to VAT law changes in Mexico, increased material purchases resulting from Mexico outsourcing reform of approximately $10.0 million and higher employee expenses of approximately $10.0 million. These increases were partially offset by a one-time contract dispute of approximately $10.0 million recognized in 2021.
Merger costs, net. During the three and nine months ended September 30, 2022, the Company recognized merger costs of $11.5 million and $36.8 million, respectively, primarily related to incentive compensation. During the three and nine months ended September 30, 2021, the Company recognized merger costs of $36.5 million and $776.6 million, respectively. For the three months ended September 30, 2021, the merger costs primarily related to compensation and benefits costs and legal fees. For the nine months ended September 30, 2021, merger costs included the fee associated with the termination of the CN merger agreement by KCS of $700.0 million, in addition to compensation and benefits costs and bankers’ and legal fees. See Note 2, Merger Agreement for more information.

Non-Operating Income and Expenses
Equity in net earnings (losses) of affiliates. For the three months ended September 30, 2022, equity in net earnings (losses) of affiliates decreased $3.9 million, compared to the same period in 2021, primarily due to a decrease in net earnings from the operations of Panama Canal Railway Company (“PCRC”) resulting from a gain on insurance recoveries recognized in the third quarter of 2021, and decreased net earnings from unrealized depreciation of investments held in a fifteen percent-owned equity investment.
For the nine months ended September 30, 2022, equity in net earnings of affiliates decreased $5.3 million, compared to the same period in 2021, primarily due to a decrease in net earnings from the operations of TFCM, S. de R.L de C.V. (“TCM”) due to higher interest and tax expense and decreased net earnings from the operations of PCRC as a result of the aforementioned insurance recoveries in 2021, partially offset by increased net earnings from unrealized appreciation of investments held in a fifteen percent-owned equity investment.
Interest expense. For the three and nine months ended September 30, 2022, interest expense decreased $0.1 million and increased $0.9 million, respectively, compared to the same periods in 2021, due to lower and higher average debt balances, respectively. During the three and nine months ended September 30, 2022, the average debt balance (including commercial paper) was $3,811.7 million and $3,812.3 million, respectively, compared to $3,812.4 million and $3,809.1 million for the same periods in 2021. The average interest rate during the three and nine months ended September 30, 2022 and 2021 was 4.1% for all periods.
Foreign exchange loss. For the three and nine months ended September 30, 2022, the Company incurred a foreign exchange loss of $12.3 million and $18.0 million, respectively, compared to a foreign exchange loss of $0.5 million and $1.0 million, for the same periods in 2021. Foreign exchange gain (loss) includes the re-measurement and settlement of net monetary assets denominated in Mexican pesos and the gain (loss) on foreign currency derivative contracts.
For the three and nine months ended September 30, 2022, the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos resulted in a foreign exchange loss of $4.2 million and a gain of $0.9 million, respectively, compared to a loss of $5.4 million and $1.8 million for the same periods in 2021.
The Company enters into foreign currency derivative contracts to hedge its net exposure to fluctuations in foreign currency caused by fluctuations in the value of the Mexican peso against the U.S. dollar. For the three and nine months ended September 30, 2022, the Company incurred a foreign exchange loss on foreign currency derivative contracts of $8.1 million and $18.9 million, respectively, compared to a gain of $4.9 million and $0.8 million, for the same periods in 2021.
Other income, net. Other income, net decreased $0.3 million and $0.4 million for the three and nine months ended September 30, 2022, compared to the same periods in 2021, due to a decrease in miscellaneous income.
Income tax expense. Income tax expense increased $12.0 million for the three months ended September 30, 2022 compared to the same period in 2021, primarily due to higher pre-tax income. Income tax expense increased $180.2 million for the nine months ended September 30, 2022, compared to the same period in 2021, primarily due to higher pre-tax income resulting from the recognition of the CN termination fee, which was recognized as a discrete tax benefit of $147.0 million for the nine months ended September 30, 2021.

See the discussion regarding the Company’s tax contingencies in Item 1, Financial Statements and Supplementary Data — Note 9, Commitments and Contingencies.
The components of the effective tax rates for the three and nine months ended September 30, 2022, compared to the same periods in 2021, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Statutory rate in effect	21.0%	21.0%	21.0%	21.0%
Tax effect of:
Difference between U.S. and foreign tax rate	5.6%	5.5%	5.6%	(123.3%)
Inflation	(2.8%)	(0.6%)	(2.2%)	11.2%
State and local income tax provision, net	1.2%	1.3%	1.3%	(28.1%)
Foreign exchange (i)	0.8%	—	0.9%	(10.2%)
Other, net	0.6%	0.6%	0.5%	9.7%
Effective tax rate	26.4%	27.8%	27.1%	(119.7%)
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
Inspections Related to Imports and Terminals. During 2021, the Ministry of Infrastructure, Communications, and Transportation (“SICT”) and other relevant Mexican authorities increased inspections of imports and enforcement of various regulations and permit requirements related to terminal operations, with specific focus on imports of refined products and refined fuel transloading terminals and freight terminals, in order to prevent the illegal importation of refined fuel products. These inspections resulted in delays related to the import of shipments into Mexico as well as the shutdown of several refined fuel terminals in the second half of 2021. The SICT has instructed KCSM to provide railway service only to those terminals that have the applicable permits. If KCSM were to fail to comply with the SICT requirements, the Company could be subject to fines and potential revocation of the Concession. As a result, KCS’s freight revenue from refined products decreased in the second half of 2021 and continued to decrease for the nine months ended September 30, 2022. See further discussion in the Revenues section.
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

As of September 30, 2022 and December 31, 2021, the KCSM refundable VAT balance was $98.6 million and $152.2 million, respectively. KCSM has prior favorable Mexican court decisions and a legal opinion supporting its right under Mexican law to recover the refundable VAT balance from the Mexican government and believes the VAT to be fully recoverable. KCSM will recover the refundable VAT balance as VAT billed to customers exceeds creditable VAT charged by vendors. As of September 30, 2022 and December 31, 2021, $81.0 million and $78.0 million, respectively, of the refundable VAT balance was classified as a short-term asset.
Carta Porte. In the second quarter of 2021, KCSM was notified by the SAT that shipping companies (cargo airlines, trucks, maritime, railroads, and other similar companies) must include additional bill of lading information (referred to in Mexico as “Carta Porte”) with the invoice for all merchandise shipped in Mexico, including cross-border, international and Mexico domestic shipments. The Carta Porte requirements and deadline were modified several times throughout 2021. The effective date of January 1, 2022 included a three month grace period during which penalties and fines for inaccurate information would not be imposed. In the first quarter of 2022, the grace period was extended to September 30, 2022 and in the third quarter of 2022, the grace period was further extended to December 31, 2022. KCSM adapted its systems to comply with the Carta Porte requirements, which delayed KCSM’s invoicing and cash collections by approximately 60 days in the second and third quarters of 2022.
Failure to comply with Carta Porte requirements subsequent to the grace period could result in penalties and fines imposed by the SAT, shipping delays causing network congestion and delayed invoicing and cash collections. In addition, in the event of repeated noncompliance with Carta Porte requirements, the SAT has the power to shut down operations of a company.

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
During the nine months ended September 30, 2022, the Company invested $361.1 million in capital expenditures. See the Capital Expenditures section for further details.
Pursuant to the Merger Agreement, KCS paid a cash dividend in the first and third quarters of 2022 of $265.0 million and $200.0 million, respectively, to a wholly-owned subsidiary of CP. On October 26, 2022, the Company’s Board of Directors declared a cash dividend of up to $225.0 million, to be paid to a wholly-owned subsidiary of CP on October 31, 2022. KCS plans to make further periodic cash distributions based upon cash generated, the timing of capital expenditures, and working capital needs of the Company.
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
KCS believes it has a strong liquidity position to continue business operations and service its debt obligations. The Company has total available liquidity of $763.8 million as of September 30, 2022, consisting of cash on hand and a revolving credit facility, compared to available liquidity at December 31, 2021 of $939.3 million.
As of September 30, 2022, the total cash and cash equivalents held outside of the U.S. in foreign subsidiaries was $89.9 million, after repatriating $108.3 million during 2022. The Company expects that this cash will be available to fund operations without incurring significant additional income taxes.
On January 1, 2022, KCSM complied with Carta Porte requirements, providing customers with additional bill of lading information with the invoice for all merchandise shipped in Mexico. KCSM adapted its systems to comply with the Carta Porte requirements, which delayed KCSM’s invoicing and cash collections by approximately 60 days in the second and third quarters of 2022, resulting in the accounts receivable as of September 30, 2022 to be elevated compared to historical balances. The Company is targeting its accounts receivable balance to begin decreasing in the fourth quarter of 2022 and returning to historical balance levels during the first quarter of 2023.

Cash Flow Information
Summary cash flow data follows (in millions):

	Nine Months Ended
	September 30,
	2022	2021
Cash flows provided by (used for):
Operating activities	$712.9	$830.1
Investing activities	(413.4)	(407.3)
Financing activities	(472.7)	(139.9)
Effect of exchange rate changes on cash	(2.3)	(1.1)
Net increase (decrease) in cash and cash equivalents	(175.5)	281.8
Cash and cash equivalents beginning of year	339.3	188.2
Cash and cash equivalents end of period	$163.8	$470.0
Cash flows from operating activities decreased $117.2 million for the nine months ended September 30, 2022, compared to the same period in 2021, primarily due to a delay in invoicing and decreased cash collections resulting from implementation of Carta Porte regulations, partially offset by lower Mexican value added tax payments.
Net cash used for investing activities increased $6.1 million for the nine months ended September 30, 2022, compared to the same period in 2021, primarily due to an increase in capital expenditures of approximately $3.5 million and an increase of property investments in MSLLC of approximately $2.8 million.
Net cash used for financing activities increased $332.8 million for the nine months ended September 30, 2022, compared to the same period in 2021, primarily due to an increase in cash dividend payments. In 2022, $465.0 million of dividends was paid to a wholly-owned subsidiary of CP.

Capital Expenditures
KCS has funded, and expects to continue to fund capital expenditures with operating cash flows and short and long-term debt.
The following table summarizes capital expenditures by type (in millions):

	Nine Months Ended
	September 30,
	2022	2021
Roadway capital program	$215.8	$189.2
Locomotives and freight cars	35.1	59.8
Capacity	68.9	81.5
Information technology	35.3	29.5
Positive train control	3.9	12.4
Other	2.1	4.4
Total capital expenditures (accrual basis)	361.1	376.8
Change in capital accruals	20.1	0.9
Total cash capital expenditures	$381.2	$377.7

Supplemental Guarantor Financial Information
The following is a description of the terms and conditions of the guarantees with respect to senior notes for which KCS is an issuer or provides full and unconditional guarantee.

Note Guarantees
As of September 30, 2022, KCS had outstanding $3,736.2 million principal amount of senior notes due through 2069. KCSR had outstanding $2.7 million principal amount of senior notes due through 2045 (together, the “Senior Notes”). The senior notes for which KCS is the issuer are unconditionally guaranteed, jointly and severally, on an unsecured senior basis, by each of KCS’s current and future domestic consolidated subsidiaries that from time to time guarantees certain of KCS’s credit agreements, or any other debt of

KCS, or any of KCS’s significant subsidiaries that is a guarantor (each, a “Guarantor Subsidiary,” and collectively, the “Guarantor Subsidiaries”). In addition, the senior notes for which KCSR is the issuer are unconditionally guaranteed, jointly and severally, on an unsecured senior basis, by KCS and each of its current and future domestic consolidated subsidiaries that from time to time guarantees KCSR’s credit agreement, or any other debt of KCSR or any of KCSR’s significant subsidiaries that is a Guarantor Subsidiary. The obligations of each Guarantor Subsidiary under its note guarantee are limited as necessary to prevent such note guarantee from constituting a fraudulent conveyance under applicable law. A guarantee of the Senior Notes by KCS or a Guarantor Subsidiary is subject to release in the following circumstances: (i) the sale, disposition, exchange or other transfer (including through merger, consolidation, amalgamation or otherwise) of the capital stock of the Guarantor Subsidiary made in a manner not in violation of the indenture; (ii) the designation of the subsidiary as an “Unrestricted Subsidiary” under the indenture; (iii) the legal defeasance or covenant defeasance of the Senior Notes in accordance with the terms of the indenture; or (iv) the Guarantor Subsidiary ceasing to be KCS’s subsidiary as a result of any foreclosure of any pledge or security interest securing KCS’s Revolving Credit Facility or other exercise of remedies in respect thereof.
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

Summarized Financial Information

Income Statements	KCS and Guarantor Subsidiaries
	Nine Months Ended	Twelve Months Ended
	September 30, 2022	December 31, 2021
Revenues	$1,336.0	$1,561.3
Operating expenses	854.1	1,200.8
Operating income	481.9	360.5
Income before income taxes	368.8	207.7
Net income	293.5	182.7

Balance Sheets	KCS and Guarantor Subsidiaries
	September 30, 2022	December 31, 2021
Assets:
Current assets	$552.4	$524.6
Property and equipment (including concession assets), net	4,914.3	4,876.5
Other non-current assets	72.3	125.8

Liabilities and equity:
Current liabilities	$812.3	$316.5
Non-current liabilities	4,550.4	4,942.7
Noncontrolling interest	330.4	328.2

Excluded from current assets in the table above are $286.8 million and $199.8 million of current intercompany receivables due to KCS and the Guarantor Subsidiaries from the Non-Guarantor Subsidiaries as of September 30, 2022 and December 31, 2021, respectively. Excluded from current liabilities in the table above are $207.7 million and $267.5 million of current intercompany payables due to the Non-Guarantor Subsidiaries from KCS and the Guarantor Subsidiaries as of September 30, 2022 and December 31, 2021, respectively.
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

Other Matters
Collective Bargaining
KCSR participates in industry-wide multi-employer bargaining as a member of the National Carriers’ Conference Committee (“NCCC”), as well as local bargaining for agreements that are limited to KCSR's property. Approximately 72% of KCSR employees are covered by collective bargaining agreements. For the 2016 bargaining round, 5-year agreements were reached voluntarily or through the arbitration process during 2017 and 2018 covering all of the participating unions. The terms of these agreements remain in effect until new agreements are reached in the 2020 national bargaining round. In November 2019, KCSR and its unions commenced negotiations in connection with the 2020 collective bargaining round.
On July 15, 2022, President Biden signed an executive order creating a Presidential Emergency Board (“PEB”) to assist the railroads and its unions in ongoing national labor negotiations. The PEB reviewed the parties’ proposals, held hearings, and issued non-binding settlement recommendations to the President. Under the terms of the PEB, the parties had until September 16, 2022 to reach a voluntary settlement based on those recommendations. On September 15, 2022, the NCCC and unions reached a tentative agreement resulting in the Company recognizing estimated retroactive union wages and bonuses of approximately $9.0 million in compensation and benefits on the consolidated statements of operations.
The union ratification began in mid-September and is expected to be complete by mid-November. As of October 26, 2022, six of the twelve railroad unions have ratified their respective tentative agreements; however, the third largest union rejected the tentative agreement. The NCCC and this union agreed to continue negotiations through November 19, 2022, before the union seeks other self-help remedies, including strikes or work stoppages. Under the Railway Labor Act, Congress can impose a resolution based upon the PEB recommendations or order trains to operate as usual while the two sides continue to negotiate and ultimately reach a new agreement. A strike or work stoppage could result in a significant disruption of the Company’s operations and have significant financial impacts, such as lower revenues and higher operating costs.

For further information, see Compensation and benefits section within Results of Operations - Operating Expenses.
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

Item 4.Controls and Procedures
(a) Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal quarter ended September 30, 2022, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at a reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.1*
English translation of amendment no. 6, dated July 14, 2022, of concession title granted by SICT in favor of KCSM, formerly known as FNE, December 2, 1996, as amended February 12, 2001, November 22, 2006, December 31, 2013, December 20, 2017, and April 27, 2018, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on July 28, 2022 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.1.

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

* Filed herewith.

** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on October 26, 2022.

Kansas City Southern

/s/ MICHAEL W. UPCHURCH
Michael W. Upchurch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ SUZANNE M. GRAFTON
Suzanne M. Grafton
Vice President and Chief Accounting Officer
(Principal Accounting Officer)