Form 10-K
period 2022-12-31
KANSAS CITY SOUTHERN
filed 2023-02-03
CIK 54480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
None
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
(Note: The registrant is a voluntary filer and is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. However, the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.)
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
Large accelerated filer  ☐ Accelerated filer  ☐ Non-accelerated filer  ☒   Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
There is no public trading market for the common stock of the registrant and therefore, an aggregate market value of the registrant’s common stock is not determinable. There were 100 shares of $.01 par common stock outstanding as of February 2, 2023, all of which were owned by Canadian Pacific Railway Limited.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s subsequent amendment to the Form 10-K to be filed within 120 days of December 31, 2022 are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

KANSAS CITY SOUTHERN
2022 FORM 10-K ANNUAL REPORT

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
On September 15, 2021, KCS and Canadian Pacific Railway Limited (“CP”) entered into a merger agreement (the “Merger Agreement”), and on December 14, 2021, CP acquired the outstanding common and preferred stock of KCS. Each share of common stock, par value $0.01 per share, of KCS that was outstanding immediately prior to the merger was converted into the right to receive (1) 2.884 common shares of CP and (2) $90 in cash (together, the “Merger Consideration”), and each share of preferred stock, par value $25 per share, that was outstanding immediately prior to the merger was converted into the right to receive $37.50 in cash. The Merger Consideration value received by KCS stockholders was $301.20 per KCS common share.
The merger transaction was completed through a series of mergers as outlined in the Merger Agreement. These mergers ultimately resulted in KCS being merged with and into Cygnus Merger Sub 1 Corporation (“Surviving Merger Sub”), a wholly owned subsidiary of CP, with Surviving Merger Sub continuing as the surviving entity. Pursuant to the Merger Agreement, Surviving Merger Sub was renamed “Kansas City Southern” and as successor company of KCS, continued to own the assets of KCS. Immediately following the consummation of the mergers, CP caused the contribution, directly and indirectly, of all of the outstanding shares of capital stock of Surviving Merger Sub, as successor to KCS, to be deposited into an independent, irrevocable voting trust (the “Voting Trust”) under a voting trust agreement (the “Voting Trust Agreement”) approved by the U.S. Surface Transportation Board (“STB”), pending receipt of the final and non-appealable approval or exemption by the STB pursuant to 49 U.S.C. § 11323 et seq., of the transactions contemplated by the Merger Agreement (“STB Final Approval”). The Voting Trust prevents CP, or any affiliate of CP, from controlling or having the power to control KCS prior to STB Final Approval. Following receipt of STB Final Approval, the Voting Trust will be terminated and CP will acquire control over KCS’s railroad operations. STB Final Approval is expected to be granted in the first quarter of 2023. The merger is further discussed within Item 7, Management’s Discussion and Analysis of Financial Information and Results of Operations — Merger Agreement.
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
Other subsidiaries and affiliates of KCS include the following:
~~•~~Meridian Speedway, LLC (“MSLLC”), a seventy percent-owned consolidated affiliate that owns the former KCSR rail line between Meridian, Mississippi and Shreveport, Louisiana, which is the portion of the rail line between Dallas, Texas and Meridian known as the “Meridian Speedway.” Norfolk Southern Corporation, through its wholly-owned subsidiary, The Alabama Great Southern Railroad Company, owns the remaining thirty percent of MSLLC;
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

2022 Revenues Business Mix
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
13%
Automotive
8%
Other
6%
Chemical &
Petroleum
23%
Energy
9%
Agriculture &
Minerals
20%
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
Primary regulatory oversight of the Company’s Mexican operations is provided by the Mexican Agencia Reguladora del Transporte Ferroviario (“Regulatory Agency of Rail Transportation” or “ARTF”). The ARTF establishes regulations concerning railway safety and operations, and is responsible for resolving disputes between railways and customers. KCSM must register its maximum rates with the ARTF and make regular reports to the ARTF and the Secretaría de Infraestructura, Comunicaciones y Transportes (“Ministry of Infrastructure, Communications and Transportation” or “SICT”). KCSM must provide reports on investments, traffic volumes, causes and cost of accidents, theft and vandalism on the general right of way, customer complaints, fuel consumption, number of locomotives, railcars and employees, and activities around the maintenance of way, sidings and spurs, among other financial information and reports. The Company may freely set rates on a non-discriminatory basis up to the maximum rates registered with the ARTF. At any time, the ARTF may request additional information regarding the determination of such rates and may issue recommendations with respect to proposed rate increases. If the ARTF or another party considers there to be no effective competition, they may request an opinion from the Comisión Federal de Competencia Económica (“Mexican Antitrust Commission” or “COFECE”) regarding market conditions. If the COFECE determines that there is no effective competition for particular movements, the ARTF could set rates for those movements or grant limited trackage rights to another railroad while the condition of no effective competition remains.
KCSM holds a Concession from the Mexican government until June 2047, subject to certain trackage and haulage rights granted to other concessionaires), which is renewable under certain conditions for additional periods of up to 50 years. The Concession authorizes KCSM to provide freight transportation services over north-east rail lines, which are a primary commercial corridor of the Mexican railroad system. KCSM is required to provide freight railroad services to all users on a fair and non-discriminatory basis and in accordance with efficiency and safety standards approved periodically by the Mexican government. KCSM has the right to use, but does not own, all tracks and buildings that are necessary for the rail lines’ operation. KCSM is obligated to maintain the right of way, track structure, buildings and related maintenance facilities to the operational standards specified in the Concession agreement and to return the assets in that condition at the end of the Concession period. During the remainder of the Concession period, KCSM is required to pay the Mexican government an annual concession duty equal to 1.25% of gross revenues. The ARTF may request information to verify KCSM´s compliance with the Concession and any applicable regulatory framework. On July 14, 2022, KCSM reached an agreement with the SICT to fund a new investment in the Celaya-NBA Line Railway Bypass and related infrastructure in an amount not to exceed Ps.4.0 billion (approximately $200.0 million USD). In exchange for the investment, the SICT agreed to amend KCSM’s Concession Title effective July 14, 2022, to extend the exclusivity rights granted to KCSM (subject to certain trackage and haulage rights granted to other concessionaires) for an additional period of 10 years. Under this amendment, KCSM’s exclusivity will now expire in 2037.
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
KCSR and KCSM developed a proprietary security plan based on an industry-wide plan developed by the Association of American Railroads (“AAR”) members which focuses on comprehensive risk assessments in five areas — hazardous materials; train operations; critical physical assets; military traffic; and information technology and communications. The security model is kept confidential, with access to the plan tightly limited to members of management with direct security and anti-terrorism implementation responsibilities. The Company participates with other AAR members in periodic drills under the industry plan to test and refine its various provisions.
The Company also uses various forms of technology in its operations. The risks associated with this technology from cyber attacks has increased in recent years. The Company continues to monitor these threats and attempted cyber attacks, and has put in place multi-layered safeguards to protect the Company’s operations as well as its assets and digital information from cyber attacks.
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
•Developing sophisticated smartphone applications to ensure information, such as live video and pictures, is captured pertaining to potential operational risks and delivered timely to security supervisors;
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
•Implementing a Tactical Intelligence Center by KCSM, which provides constant training with new technology, helping to prevent, detect, deter, deny and respond to potentially illicit activities; and
•Deploying an array of non-intrusive technologies including, but not limited to, digital video surveillance and analytics as part of an intelligent video security solution, including a closed-circuit television platform with geo-fencing for intrusion detection, to allow for remote viewing access to monitor ports of entry, intermodal and rail yards.
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
COLLECTIVE BARGAINING
Approximately 71% of KCSR employees are covered by collective bargaining agreements. These agreements do not have expiration dates, but rather remain in place until modified by subsequent agreements. KCSR participates in industry-wide multi-employer bargaining as a member of the National Carriers’ Conference Committee (the “NCCC”), as well as local bargaining for agreements that are limited to KCSR's property. For the 2016 bargaining round, 5-year agreements were reached voluntarily or through the arbitration process during 2017 and 2018 covering all of the participating unions. The terms of these agreements remained in effect until new agreements were reached in the 2020 national bargaining round. In November 2019, KCSR and its unions commenced negotiations in connection with the 2020 collective bargaining round. During 2022, 5-year agreements were reached voluntarily or through the legislation process covering all of the participating U.S. unions for the 2020 national bargaining round.
KCSM union employees are covered by one labor agreement, which was signed on April 16, 2012, between KCSM Servicios, S.A. de C.V. (“KCSM Servicios”), previously a wholly-owned subsidiary of KCS that was merged into KCSM in 2021, and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (“Mexican Railroad Union”). This existing labor agreement remains in effect during the period of the Concession for the purpose of regulating the relationship between the parties. Approximately 76% of KCSM employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other benefits are subject to negotiation every two years. The parties finalized negotiations over compensation terms and benefits that applied until June 30, 2021, along with other terms, and remain in effect until new terms have been negotiated.
Union labor negotiations have not historically resulted in any strike, boycott or other disruption in the Company’s business operations.
INFORMATION ABOUT EXECUTIVE OFFICERS
All executive officers are elected annually and serve at the discretion of the Board of Directors. All of the executive officers have employment agreements with KCS and/or its subsidiaries.
Patrick J. Ottensmeyer — President and Chief Executive Officer— 65 — Served in this capacity since July 1, 2016. Mr. Ottensmeyer has been a director of KCS since July 1, 2016 and served as President of KCS since March 1, 2015. He served as Executive Vice President Sales and Marketing of KCS from October 16, 2008 through March 1, 2015. Mr. Ottensmeyer joined KCS in May 2006 as Executive Vice President and Chief Financial Officer.
Warren K. Erdman — Executive Vice President — Administration and Corporate Affairs — 64 — Served in this capacity since April 2010. Mr. Erdman served as Executive Vice President — Corporate Affairs from October 2007 until April 2010. He served as Senior Vice President — Corporate Affairs of KCS and KCSR from January 2006 to September 2007. Mr. Erdman served as Vice President — Corporate Affairs of KCS from April 15, 1997 to December 31, 2005 and as Vice President — Corporate Affairs of KCSR from May 1997 to December 31, 2005. Prior to joining KCS, Mr. Erdman served as Chief of Staff to United States Senator Kit Bond of Missouri from 1987 to 1997.
Jeffrey M. Songer — Executive Vice President — Strategic Merger Planning — 53 — Served in this capacity since April 16, 2021. Mr. Songer served as Executive Vice President and Chief Operating Officer of the Company from March 2016 to April 2021, Senior Vice President Engineering and Chief Transportation Officer of the Company from August 2014 to February 2016 and as Vice President and Chief Engineer for KCSR from June 2012 to July 2014. Prior to serving as KCSR’s Vice President and Chief Engineer, Mr. Songer served as Assistant Vice President — Engineering and Planning from March 2011 to June 2012, and as its General Director — Planning, Scheduling & Administration from January 2007 to March 2011.
John F. Orr - Executive Vice President — Operations — 59 — Served in this capacity since April 16, 2021. Mr. Orr began his railroading career in 1984 as a conductor with Canadian National in London, Ontario. Progressively taking on positions of increasing executive responsibilities across Canada and the United States, Mr. Orr ultimately completed his career at Canadian National as Senior Vice President and Chief Transportation Officer after 34 years of service. Since 2019, he has worked as a top-level operations executive in railroading and transportation ecosystems across Europe, Asia, and North America.
Michael W. Upchurch — Executive Vice President and Chief Financial Officer — 62 — Served in this capacity since October 16, 2008. Mr. Upchurch joined KCS in March 2008 as Senior Vice President Purchasing and Financial Management. Since 2019, Mr. Upchurch has also served as a board member for WillScot Mobile Mini. From 1990 through September 2006, Mr. Upchurch served in various senior financial leadership positions at Sprint Corporation, a telecommunications company, including Senior Vice President Financial Operations, Senior Vice President Finance Sprint Business Solutions and Senior Vice President Finance Long Distance Division.
Oscar Augusto Del Cueto Cuevas — President, General Manager and Executive Representative — KCSM — 56 — Served in this capacity since August 1, 2020. Mr. Del Cueto previously served as KCSM Servicios Vice President and General Director from November 2018 to July 2020 and as KCSM Servicios Vice President-Operations from January 2009 to October 2018. Mr. Del Cueto joined KCSM in 2006 and held various leadership positions prior to 2009. He has over 32 years of railway industry experience, working in institutional relations, communication, operations, planning and logistics.
Lora S. Cheatum — Senior Vice President — Human Resources — 66 — Served in this capacity since joining KCS in October 2014. Ms. Cheatum previously served as Senior Vice President Global Human Resources of Layne Christensen Company, a global water management, construction, and drilling company, from 2012 to October 2014. From 2010 to 2012, she served as Director — Field Operations at Fitness Together Holdings, Inc. Ms. Cheatum spent nine years with Kansas City Power & Light, from 2001 to 2010, where she was Vice President of Procurement and previously as Vice President Human Resources.

Michael J. Naatz — Executive Vice President and Chief Marketing Officer — 57 — Served in this capacity since October 1, 2018. Mr. Naatz served as Senior Vice President Operations Support and Chief Information Officer from August 2014 until September 2018 and as Senior Vice President and Chief Information Officer of the Company from May 2012 to July 2014. Prior to joining KCS, Mr. Naatz served as President of USF Holland, a YRC Worldwide, Inc. (“YRCW”) company, a leading provider of transportation and global logistics services, from 2011 to May 2012. From 2010 to 2011, Mr. Naatz served as President and Chief Customer Officer - Customer Care Division at YRCW. From 2008 to 2010, he served as Executive Vice President and Chief Information & Service Officer at YRCW. From 2005 to 2007, he served as President — Enterprise Services Division at YRCW. From 1994 to 2005, he held various leadership positions with USF Corporation.
Suzanne M. Grafton — Vice President and Chief Accounting Officer — 47 — Served in this capacity since July 24, 2017. Ms. Grafton served as Vice President of Audit and Enterprise Risk Management of the Company from April 2016 to July 2017 and as Vice President of Accounting from May 2014 to March 2016. From September 2006 to May 2014, Ms. Grafton served in various accounting leadership positions at KCS.
Adam J. Godderz — Senior Vice President — Chief Legal Officer and Corporate Secretary — 48 — Served in this capacity since February 1, 2020. Mr. Godderz served as General Counsel and Corporate Secretary from January 2019 to January 2020 and as Associate General Counsel and Corporate Secretary of the Company from June 2018 to December 2018. From November 2015 to May 2018, he served as Vice President of Labor Relations and Corporate Secretary. From January 2013 to November 2015, Mr. Godderz served as Associate General Counsel and Corporate Secretary.  From September 2007 to January 2013, Mr. Godderz served as Associate General Counsel at KCS.
DESCRIPTION OF HUMAN CAPITAL RESOURCES
As of December 31, 2022, the Company had approximately 7,190 employees, with 57% based in Mexico and 43% based in the U.S. In 2022, approximately 74% of KCS employees were represented by a collective bargaining agreement.

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

•Employee Health & Safety - KCS is committed to operating in a safe, secure and responsible manner for the benefit of its employees, customers and the communities KCS serves in the U.S. and Mexico. See below for further discussion of employee health and safety as well as noted in the Company’s sustainability report at https://www.kcsouthern.com/pdf/community/kcs-sustainability-data-2021.pdf (the sustainability report is not incorporated into this Form 10-K).
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
For the year ended December 31, 2022, compensation and benefits expense totaled $567.0 million. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of compensation and benefits expense.

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
KCS uses advanced technologies to help employees enhance operational safety including the use of technology to monitor, in real time the track, bridges and tunnels that KCS uses in its operations. The Company has invested $277.9 million in PTC since 2008, which aims to prevent train-to-train collisions, derailments caused by excessive train speed, train movements through misaligned track switch and unauthorized train entry into work zones.
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
The Company may face risks related to public health threats or outbreaks of communicable diseases. A widespread healthcare crisis, such as an outbreak of a communicable disease, could adversely affect the global economy and the Company’s and its business partners’ ability to conduct business in the U.S. and Mexico for an indefinite period of time. The novel coronavirus and its variants (“COVID-19”) negatively impacted the global economy and disrupted financial markets and international trade, which resulted in increased unemployment levels and significantly negatively impacted global supply chains, the rail transportation industry, and the Company’s business. In both the U.S. and Mexico, local, state, and federal governments implemented various measures in an effort to halt the further spread of COVID-19, including, but not limited to, voluntary and mandatory quarantines, stay-at-home orders, travel restrictions, border closings, limitations on gatherings of people, and extended closures of nonessential businesses.
COVID-19 has caused and may continue to cause decreased customer demand for the Company’s transportation services, increased costs as a result of the Company’s emergency measures, delayed payments from customers, delays and disruptions in supply chain, and other unpredictable events. Other future public health threats or outbreaks of communicable diseases may have these same or similar consequences.
The future impacts of COVID-19, other public health threats or outbreaks of communicable disease depend on the severity, magnitude and duration of the outbreak, as well as the U.S., Mexico, local, state and federal governments and the business community’s response. The ultimate impact of COVID-19, other public health threats or outbreaks of communicable diseases on the Company’s business or operating and financial results are difficult to predict with any degree of certainty.
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
The security risks associated with IT systems have increased in recent years because of the increased sophistication, activities and evolving techniques of perpetrators of cyber attacks from state actor or others abroad. A failure in, or breach of, KCS’s IT security systems, or those of its third party service providers, as a result of cyber attacks or unauthorized access to its network could disrupt KCS’s business, result in the disclosure or misuse of confidential or proprietary information, increase its costs and/or cause losses and reputational damage. KCS also confronts the risk that a terrorist or nation-state sponsored group may seek to use its property, including KCS’s information technology systems, to inflict major harm.
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
The Company’s railroad operations may be affected by severe weather or other natural disasters. The Company operates in and along the Gulf of Mexico, and its facilities, equipment, and railroad infrastructure may be materially adversely affected by hurricanes, floods, fires, earthquakes and other extreme weather conditions in the regions where the Company operates, and this could also adversely affect the Company’s shipping, agricultural, chemical and other customers. Severe weather or other natural disasters could result in significant business interruption due to an increase in events such as train derailments or wash outs of track structure that could have a material adverse effect on KCS’s consolidated financial statements. The Company's revenues can also be adversely affected by severe weather that causes damage and disruptions to the Company's customers. Insurance to protect against loss of business and other related consequences resulting from these natural occurrences is subject to coverage limitations and may not be sufficient to cover all of KCS’s damages or damages to others. This insurance may not continue to be available at commercially reasonable rates. Even with insurance, if any natural occurrence leads to a catastrophic interruption of services, this could have a material adverse effect on KCS’s consolidated financial statements.
KCS’s business may be adversely affected by changes in general economic or other market conditions.

KCS’s operations may be materially adversely affected by changes in the economic conditions of the industries and geographic areas that produce and consume the freight that KCS transports. The relative strength or weakness of the United States and Mexican economies affects the businesses served by KCS. Prolonged negative changes in domestic and global economic conditions, such as those caused by increasing inflation and inflationary factors, such as interest rates, supply chain constraints, consequences associated with COVID-19, the ongoing invasion of Ukraine by Russia, and employee availability, may affect KCS, as well as the producers and consumers of the commodities that KCS transports and may have a material adverse effect on KCS’s consolidated financial statements.
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
The Company is exposed to the potential of various claims and litigation related to labor and employment, personal injury, environmental, climate change, commercial disputes, freight loss and other property damage, and other matters that arise in the normal course of business. The Company may experience material judgments or incur significant costs to defend existing and future lawsuits. Although the Company maintains insurance to cover some of these types of claims and establishes reserves when appropriate, final amounts determined to be due on any outstanding matters may exceed the Company’s insurance coverage or differ materially from the recorded reserves. Additionally, the Company could be impacted by adverse developments not currently reflected in the Company’s reserve estimates. The Company is also subject to job-related personal injury and occupational claims associated with the Federal Employer’s Liability Act (“FELA”), which is applicable only to railroads. FELA’s fault-based tort system produces results that are unpredictable and inconsistent as compared with a no-fault worker’s compensation system. The variability inherent in this system could result in actual costs being different from the liability recorded. Any material changes to litigation trends or a catastrophic rail accident or series of accidents involving any or all of property damage, personal injury, and environmental liability could have a material adverse effect on KCS’s consolidated financial statements.
A majority of KCS’s employees belong to labor unions. Strikes or work stoppages could adversely affect operations.
The Company is a party to collective bargaining agreements with various labor unions in the United States and Mexico. As of December 31, 2022, approximately 71% and 76% of KCSR and KCSM employees, respectively, were covered by labor contracts subject to collective bargaining. The Company may be subject to, among other things, strikes, work stoppages or work slowdowns as a result of disputes under these collective bargaining agreements and labor contracts or KCS’s potential inability to negotiate acceptable contracts with these unions. In the United States, because such agreements are generally negotiated on an industry-wide basis, determination of the terms and conditions of labor agreements have been and could continue to be beyond KCS’s control. KCS is, therefore, subject to terms and conditions in industry-wide labor agreements that could have a material adverse effect on its consolidated financial statements. In the United States and Mexico, KCS is seeking to modernize its collective bargaining agreements and benefit from technological advancements in the industry. If the unionized workers in the United States or Mexico were to engage in a strike, work stoppage or other slowdown; if other employees were to become unionized or if KCS and its unions were unable to agree on the terms and conditions in future labor agreements, KCS could experience a significant disruption of its operations and higher ongoing labor costs. Although the U.S. Railway Labor Act imposes restrictions on the right of United States railway workers to strike, there is no law in Mexico imposing similar restrictions on the right of railway workers in that country to strike. Additionally, labor law reform adopted by Mexico introduces uncertainty into the existing union structure in Mexico, which may affect the risk of disruption in KCSM’s operations.
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
New economic regulation in the U.S. or Mexico in current or future proceedings could change the regulatory framework within which the Company operates which could materially change the Company's business and have a material adverse effect on the Company's consolidated financial statements. For example, in Mexico, the Company implemented changes to several processes and systems to ensure compliance with new regulations and enforcement of existing regulations, including labor reform, the hydrocarbons law, inspections related to imports and terminals, value-added tax law changes, and bill of lading requirements (referred to in Mexico as Carta Porte). Ensuring compliance with these requirements resulted in increased operating expense and reduced revenue. See Mexico Regulatory and Legal Updates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
The Company has established greenhouse gas (GHG) emission reduction targets. KCS's inability to achieve GHG emissions reduction targets could negatively impact both the Company’s reputation and financial results. KCS has established science-based GHG emissions reduction targets to address a substantial portion of the Company's Scope 1 and Scope 2 emissions by 2034. The primary risks associated with achieving these commitments include, but are not limited to, not achieving targets set for fuel efficiency improvements, future investments in and the availability of GHG emissions-reduction tools and technologies, KCS's ability to work with governments and third parties to mitigate the impacts of climate change, domestic and international economic conditions, the effects of competition and regulation, capital spending, the willingness of customers to acquire the Company’s services, cost of network expansion, maintenance and retrofits. The Company’s targets are subject to the accuracy of the assumptions in the science-based methodology used to calculate these targets. The Company cannot assure that KCS's plans to reduce GHG emissions will be viable or successful. Inability to meet GHG emissions reduction targets could have a material adverse effect on KCS’s results of operations or financial position.

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
KCSM operates under the Concession granted by the Mexican government until June 2047, which is renewable for an additional period of up to 50 years, subject to certain conditions. The Concession gives KCSM exclusive rights to provide freight transportation services over its rail lines through 2037 (the first 40 years of the 50-year Concession), subject to certain trackage and haulage rights granted to other concessionaires. The SICT and ARTF, which are principally responsible for regulating railroad services in Mexico, have broad powers to monitor KCSM’s compliance with the Concession, and they can require KCSM to supply them with any technical, administrative, operative, and financial information they request. Among other obligations, KCSM must comply with the investment commitments established in its business plan, which forms an integral part of the Concession, and must update the plan every three years. The SICT treats KCSM’s business plans confidentially. The SICT and ARTF also monitor KCSM’s compliance with efficiency and safety standards established in the Concession. The SICT and ARTF review, and may amend, these standards from time to time.
Under the Concession, KCSM has the right to operate its rail lines, but it does not own the land, roadway, or associated structures. If the Mexican government legally terminates the Concession, it would own, control, and manage such public domain assets used in the operation of KCSM’s rail lines. All other property not covered by the Concession, including all locomotives and railcars, otherwise acquired, would remain KCSM’s property. In the event of early termination, or total or partial revocation of the Concession, the Mexican government would have the right to cause the Company to lease all service-related assets to it for a term of at least one year, automatically renewable for additional one-year terms for up to five years. The amount of rent would be determined by experts appointed by KCSM and the Mexican government. The Mexican government must exercise this right within four months after early termination or revocation of the Concession. In addition, the Mexican government would also have a right of first refusal with respect to certain transfers by KCSM of railroad equipment within 90 days after revocation of the Concession.
The Mexican government may also temporarily seize control of KCSM’s rail lines and its assets in the event of a natural disaster, war, significant public disturbance, or imminent danger to the domestic peace or economy. In such a case, the SICT may restrict KCSM’s ability to operate under the Concession in such manner as the SICT deems necessary under the circumstances, but only for the duration of any of the foregoing events. Mexican law requires that the Mexican government pay compensation if it effects a statutory appropriation for reasons of the public interest. With respect to a temporary seizure due to any cause other than international war, the Mexican Regulatory Railroad Service Law and regulations provide that the Mexican government will indemnify an affected concessionaire for an amount equal to damages caused and losses suffered. However, these payments may not be sufficient to compensate KCSM for its losses and may not be made timely.
The SICT may revoke the Concession if KCSM is sanctioned for the same cause at least three times within a period of five years for any of the following: unjustly interrupting the operation of its rail lines or for charging rates higher than those it has registered with the ARTF; unlawfully restricting the ability of other Mexican rail operators to use its rail lines; failing to make payments for damages caused during the performance of services; failing to comply with any term or condition of the Mexican Regulatory Railroad Service Law and regulations or the Concession; failing to make the capital investments required under its three-year business plan filed with the SICT; or failing to maintain an obligations compliance bond and insurance coverage as specified in the Mexican Regulatory Railroad Service Law and regulations. In addition, the Concession would terminate automatically if KCSM changes its nationality or assigns or creates any lien on the Concession, or if there is a change in control of KCSM without the SICT’s approval. The SICT may also terminate the Concession as a result of KCSM’s surrender of its rights under the Concession, for reasons of public interest, or upon KCSM’s liquidation or bankruptcy. If the Concession is terminated or revoked by the SICT for any reason, KCSM would receive no compensation and its interest in its rail lines, and all other fixtures covered by the Concession, as well as all improvements made by it, would revert to the Mexican government. Revocation or termination of the Concession could have a material adverse effect on the Company’s consolidated financial statements.
KCS’s ownership of KCSM and operations in Mexico subject it to Mexican economic and political risks.
The Mexican government has exercised, and continues to exercise, significant influence over the Mexican economy. Accordingly, Mexican governmental actions concerning the economy and state-owned enterprises could have a significant impact on Mexican private sector entities in general and on KCSM’s operations in particular. For example, KCSM operations could be impacted by the introduction of new legislation or policies to regulate the railway industry, the energy market, or labor and tax conditions. KCS cannot predict the impact that the political landscape, including multiparty rule, social unrest and civil disobedience, will have on the Mexican economy or KCSM’s operations. For example, from time to time, social unrest in Mexico has resulted in service interruptions on KCSM’s right of ways due to blockages from teachers’ protests. KCS’s consolidated financial statements and prospects may be adversely affected by currency fluctuations, inflation, interest rates, regulation, taxation and other political, social and economic developments in or affecting Mexico. For example, the Company has several tax contingencies including, multiple tax periods subject to current examination, audit assessments for the KCSM 2009, 2010, 2013, and 2014 Mexico tax returns, and a receivable for refundable value added tax (“VAT”). Tax contingencies are further discussed with Item 8, Financial Statements and Supplemental Data.
The social and political situation in Mexico could adversely affect the Mexican economy and KCSM’s operations, and changes in laws, public policies and government programs could be enacted, each of which could also have a material adverse effect on KCS’s consolidated financial statements.
The Mexican economy in the past has suffered a balance of payment deficits and shortages in foreign exchange reserves. Although Mexico has imposed foreign exchange controls in the past, there are currently no exchange controls in Mexico. Any restrictive exchange control policy could adversely affect KCS’s ability to obtain U.S. dollars or convert Mexican pesos into dollars for purposes of making payments. This could have a material adverse effect on KCS’s consolidated financial statements.
Downturns in the United States economy or in trade between the United States and Asia or Mexico and fluctuations in the peso-dollar exchange rates could have material adverse effects on KCS’s consolidated financial statements.
The level and timing of KCS’s Mexican business activity are heavily dependent upon the level of United States-Mexican trade and the effects of current or future multinational trade agreements on such trade. The Mexican operations depend on the United States and Mexican markets for the products KCSM transports, the relative position of Mexico and the United States in these markets at any given time, and tariffs or other barriers to trade. Failure to preserve trade provisions conducive to trade, or any other action imposing import duties or border taxes, could negatively impact KCS customers and the volume of rail shipments, and could have a material adverse effect on KCS’s consolidated financial statements.
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
Kansas City Southern de México, S.A. de C.V. (“KCSM”) operates over a railroad system consisting of approximately 3,800 route miles. This includes approximately 3,300 route miles operated under its concession from the Mexican government (the “Concession”), and approximately 550 miles of trackage rights. Under the Concession, KCSM does not own the land, roadway, or associated structures, but is provided the exclusive right to operate across these routes, while also requiring KCSM to make investments as described in a business plan filed every three years with the Mexican government. See Item 1A, Risk Factors — “KCSM’s Mexican Concession is subject to revocation or termination in certain circumstances, which would prevent KCSM from conducting rail operations under the Concession and would have a material adverse effect on the Company’s consolidated financial statements.”

Kansas City Southern Rail Network

The Kansas City Southern Railway Company/Kansas City Southern de Mexico, S.A. de C.V.
Haulage and/or Marketing Agreements, Trackage Rights and Leased Lines
Intermodal Facility
Port
Gulf of Mexico
Lake Erie
NE
IA
IL
IN
OH
PA
MD
CO
KS
MO
KY
WV
VA
NC
TN
OK
AR
SC
MS
AL
GA
TX
LA
FL
Coah.
N.L.
Tamps.
Zac.
S.L.P.
Ags.
Gto.
Qro.
Hidalgo
Jal.
Mich.
Méx.
D.F.
Tlax.
Mor.
Pue.
Ver.
Gro.
Oax.
Chis.
Tab.
Camp.
Yuc.
Q. Roo.
Chicago
Omaha
Council Bluffs
Lincoln
Atchison
Topeka
Kansas City
Marshall
Clark
Mexico
Louisiana
Roodhouse
Jacksonville
Springfield
East St. Louis
Amsterdam
Pittsburg
Joplin
Neosho
Sallisaw
Fort Smith
Spiro
Heavener
Waldron
De Queen
Nashville
Hope
Ashdown
Texarkana
Sulphur Springs
Hughes Springs
Springhill
Jefferson
Minden
Sibley
Gibsland
Monroe
Redwood
Jackson
Vicksburg
Sebastopol
Metro
Alliance
Wylie
Dallas
Shreveport
Bayou Pierre
Joyce
Winnfield
Kraft
Natchitoches
Alexandria
DeRidder
Port Hudson
Brooklawn
Baton Rouge
Geismar
New Orleans
Beaumont
DeQuincy
West Lake
West Lake Charles
Rosenberg
Kendleton
Houston
Nederland
Port Arthur
Galveston
Victoria
Robstown
Corpus Christi
Corinth
Counce
Iuka
New Albany
Tupelo
Aberdeen
Artesia
Columbus
Brookwood
Birmingham
Tuscaloosa
Louisville
Meridian
Newton
Bay Springs
Hattiesburg
Waynesboro
Palmer
Mobile
Delisle
Gulfport
Laredo
Nuevo Laredo
Sanchez
Hebbronville
Salinas Victoria
Brownsville
Reynosa
Matamoros
Monterrey
Saltillo
Ramos Arizpe
Pedro C. Morales
Vanegas
Laguna Seca
Altamira
Tampico
San Luis Potosi
Ciudad Valles
Chicalote
Aguascalientes
Arellano
Escobedo
Silao
Guadalajara
Irapuato
Celaya
Queretaro
Viborillas
Ahorcado
Mariscala
Acambaro
Morelia
Ajuno
Uruapan
Lazaro Cardenas
Toluca
Lecheria
Mexico City
Puebla
Oriental
Xalapa
Santa Fe
Veracruz

Equipment Configuration
As of December 31, 2022 and 2021, KCS owned and leased the following units of equipment:

	2022				2021
	Owned	Leased	Total	Avg Age (in Years)	Owned	Leased	Total	Avg Age (in Years)
Freight Cars:
Box cars	2,044	755	2,799	28.0	2,072	691	2,763	27.3
Hoppers (covered and open top)	4,785	1,161	5,946	16.9	4,809	1,164	5,973	15.9
Gondolas	2,409	1,331	3,740	24.4	2,418	1,180	3,598	24.9
Automotive	3,281	321	3,602	9.2	3,304	323	3,627	8.2
Flat cars (intermodal and other)	852	53	905	29.4	793	53	846	27.5
Tank cars	—	347	347	28.0	—	332	332	27.1
Total	13,371	3,968	17,339	19.6	13,396	3,743	17,139	18.8

Locomotives:
Freight	816	—	816	19.3	815	—	815	17.9
Switching	190	—	190	49.4	192	—	192	46.7
Total	1,006	—	1,006	25	1,007	—	1,007	23.4
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
Capital Expenditures
The Company’s cash capital expenditures for the two years ended December 31, 2022 and 2021, are included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Expenditures. See also Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Capitalization, Depreciation and Amortization of Property and Equipment (including Concession Assets) regarding the Company’s policies and guidelines related to capital expenditures.

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

Part II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
At December 31, 2022, all of the outstanding shares of the Company’s common stock are held in the Voting Trust. Prior to the closing of the acquisition, the Company’s common stock was traded on the New York Stock Exchange under the ticker symbol “KSU”. The merger is further discussed within Item 7, Management’s Discussion and Analysis of Financial Information and Results of Operations — Merger Agreement.

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of Kansas City Southern’s results of operations, certain changes in its financial position, liquidity, capital structure and business developments for the years ended December 31, 2022 and 2021. This discussion should be read in conjunction with the included consolidated financial statements, the related notes, and other information included in this report.
CAUTIONARY INFORMATION
The discussions set forth in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, executive presentations, in annual reports, and other filings with the Securities and Exchange Commission. Readers can usually identify these forward-looking statements by the use of such verbs as “may,” “will,” “should,” “likely,” “plans,” “projects,” “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. The Company has based these forward-looking statements on management’s current expectations, assumptions, estimates, beliefs, and projections. While the Company believes these expectations, assumptions, estimates, and projections are reasonable, forward-looking statements involve known and unknown risks and uncertainties, many of which involve factors or circumstances that are beyond the Company’s control, including but not limited to, the factors identified below and those discussed under Item 1A, Risk Factors, of this Form 10-K. Readers are strongly encouraged to consider these factors and the following factors when evaluating any forward-looking statements concerning the Company:
•public health threats or outbreaks of communicable diseases;
•transportation of hazardous materials;
•United States, Mexican and global economic, political and social conditions (including inflation);
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
•business uncertainties and contractual restrictions that could arise during the pendency of the Voting Trust
•difficulty attracting, motivating, and retaining executives and other key employees;
•significant demands placed on KCS as a result of the merger of the two companies;
•KCS’s reliance on certain key suppliers of core rail equipment; and
•material adverse changes in economic and industry conditions, including the availability of short and long-term financing, both within the United States and Mexico and globally.
Forward-looking statements reflect the information only as of the date on which they are made. Forward-looking statements are not, and should not be relied upon as, a guarantee of future events or performance, nor will they necessarily prove to be accurate indications of the times at or by which any such events or performance will be achieved. As a result, actual outcomes and results may differ materially from those expressed in forward-looking statements. The Company undertakes no obligation to update or revise forward-looking statements, whether as a result of new information, the occurrence of certain events or otherwise, unless required by law.
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
Pursuant to the Merger Agreement, periodic cash distributions may be made to a wholly-owned subsidiary of CP based upon cash generated, the timing of capital expenditures and working capital needs of the Company. During 2022, KCS paid cash dividends of $880.0 million to a wholly-owned subsidiary of CP.
For the year ended December 31, 2022, KCS reported $46.6 million of merger-related costs. These merger costs primarily related to incentive compensation costs. For the year ended December 31, 2021, KCS reported $264.0 million of merger-related costs. These merger costs primarily related to bankers’ fees, compensation and benefits costs, and legal fees. These costs were recognized in merger costs, net within the consolidated statements of income.
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

Inflation
Consumer price annual inflation rates as of December 31, 2022 were 6.5% and 7.8% in the U.S. and Mexico, respectively. KCS continues to closely monitor the impact of rapidly increasing inflation on the Company’s financial results and procurement supply chain. As of December 31, 2022, higher inflation has not had a material impact on the Company’s financial results. Additionally, supply chain disruptions have not materially impacted the Company’s ability to procure essential materials and services on a timely basis.

Inflation is expected to remain elevated for the near future. Inflationary factors, such as increases in interest rates, overhead costs and transportation costs may adversely affect the Company’s financial results. Although the Company does not believe that inflation has had a material impact on KCS’s financial results to date, the Company may experience some effect in the near future due to supply chain constraints, consequences associated with the novel coronavirus and its variants (“COVID-19”), the ongoing invasion of Ukraine by Russia, employee availability, and wage increases.
2022 Financial Overview
Revenues increased 14% for the year ended December 31, 2022, as compared to 2021, due to a 9% increase in revenue per carload/unit and a 5% increase in carload/unit volumes. Revenue per carload/unit increased due to higher fuel surcharge, positive pricing impacts, and longer average length of haul, partially offset by mix. Carload/unit volumes increased due to strong demand, new business, a partial recovery of the global microchip shortage, service interruptions at Lazaro Cardenas port in Mexico in 2021, and improved cycle times. These increases were partially offset by decreased volumes in chemicals and petroleum refined fuel products due to regulatory impacts.
Operating expenses increased 4% for the year ended December 31, 2022, as compared to 2021, primarily due to increased diesel fuel prices, wage and benefit inflation, depreciation expense, personal injury expense, headcount and hours worked, and fuel consumption, partially offset by a decrease in merger costs. Operating expenses as a percentage of revenues (“operating ratio”) decreased to 63.6% in 2022 from 70.0% in 2021.

RESULTS OF OPERATIONS
Year Ended December 31, 2022, compared with the Year Ended December 31, 2021
The following summarizes KCS’s consolidated income statement components (in millions):

	2022	2021	Change
Revenues	$3,370.4	$2,947.3	$423.1
Operating expenses	2,143.3	2,063.5	79.8
Operating income	1,227.1	883.8	343.3
Equity in net earnings of affiliates	8.7	16.7	(8.0)
Interest expense	(156.6)	(156.0)	(0.6)
Foreign exchange loss	(33.2)	(9.0)	(24.2)
Gain on settlement of treasury lock agreements	259.3	—	259.3
Other income, net	4.4	2.6	1.8
Income before income taxes	1,309.7	738.1	571.6
Income tax expense	325.9	211.1	114.8
Net income	983.8	527.0	456.8
Less: Net income attributable to noncontrolling interest	1.6	1.8	(0.2)
Net income attributable to Kansas City Southern and subsidiaries	$982.2	$525.2	$457.0

Operating Metrics
The Company has established the following key metrics and goals to measure precision scheduled railroading (“PSR”) progress and performance:

	Years ended		Improvement/ (Deterioration)
	December 31,
	2022	2021
Gross velocity (mph) (i)	14.1	14.0	1%
Terminal dwell (hours) (ii)	22.2	23.5	6%
Train length (feet) (iii)	6,479	6,635	(2)%
Fuel efficiency (gallons per 1,000 GTM's) (iv)	1.26	1.23	(2)%

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
For the full year ended December 31, 2022, the improvement in dwell and velocity, as compared to the same period in 2021, was due to improved network fluidity during the first half of the year. The reduction in train length and deteriorated fuel efficiency were due to congestion and resource pressure in northern Mexico, particularly during the second half of the year.

Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
Chemical and petroleum	$783.5	$851.8	(8%)	323.3	371.5	(13%)	$2,423	$2,293	6%
Industrial and consumer products	710.6	589.6	21%	335.0	304.3	10%	2,121	1,938	9%
Agriculture and minerals	682.0	571.7	19%	288.5	269.9	7%	2,364	2,118	12%
Energy	305.2	254.8	20%	271.1	263.1	3%	1,126	968	16%
Intermodal	449.7	346.3	30%	1,034.1	952.8	9%	435	363	20%
Automotive	258.4	183.2	41%	130.6	104.6	25%	1,979	1,751	13%
Carload revenues, carloads and units	3,189.4	2,797.4	14%	2,382.6	2,266.2	5%	$1,339	$1,234	9%
Other revenue	181.0	149.9	21%
Total revenues (i)	$3,370.4	$2,947.3	14%

(i) Included in revenues:
Fuel surcharge	$501.6	$274.5

Revenues include revenue for transportation services and fuel surcharges. For the year ended December 31, 2022, revenues increased 14% due to an increase in revenue per carload/unit of 9% and an increase in carloads/unit volumes of 5%, respectively, compared to 2021.
For the year ended December 31, 2022, revenue per carload/unit increased by 9%, compared to the prior year, due to higher fuel surcharge, positive pricing impacts, and longer average length of haul, partially offset by mix. The average exchange rate of Mexican pesos per U.S. dollar was Ps.20.1 for 2022, compared to Ps.20.3 for 2021, which resulted in an increase to revenues of approximately $5.5 million.
Carload/unit volumes increased due to strong demand, new business, a partial recovery of the global microchip shortage, service interruptions at the Port of Lazaro Cardenas in Mexico in 2021, and improved cycle times. These increases were partially offset by decreased volumes in chemicals and petroleum refined fuel products due to regulatory impacts.
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
Fuel surcharge revenue increased $227.1 million for the year ended December 31, 2022, compared to the prior year, primarily due to higher fuel prices.
The following discussion provides an analysis of revenues by commodity group:

Revenues by commodity group for 2022
Chemical and petroleum. Revenues decreased $68.3 million for the year ended December 31, 2022, compared to 2021, due to a 13% decrease in carload/unit volumes, partially offset by a 6% increase in revenue per carload/unit. Volumes decreased due to refined fuel product shipments into Mexico being negatively impacted by supply chain disruptions as a result of increased regulation. Refer to Mexico Regulatory and Legal Updates for further discussion. Revenue per carload/unit increased due to higher fuel surcharge and positive pricing impacts, partially offset by mix and shorter average length of haul.

Industrial and consumer products. Revenues increased $121.0 million for the year ended December 31, 2022, compared to 2021, due to a 10% increase in carload/unit volumes and 9% increase in revenue per carload/unit. Metal volumes increased due to new steel plants that opened on the KCSM network in 2021 and higher demand. Revenue per carload/unit increased due to higher fuel surcharge, positive pricing impacts, and longer average length of haul, partially offset by mix.

Revenues by commodity group for 2022
Agriculture and minerals. Revenues increased $110.3 million for the year ended December 31, 2022, compared to 2021, due to 12% increase in revenue per carload/unit and a 7% increase in carload/unit volumes. Revenue per carload/unit increased due to higher fuel surcharge, positive pricing impacts, and longer average length of haul, partially offset by mix. Volumes increased due to higher demand for cross-border grain and improved cycle times.

Energy. Revenues increased $50.4 million for the year ended December 31, 2022, compared to 2021, due to a 16% increase in revenue per carload/unit and a 3% increase in carload/unit volumes. Revenue per carload/unit increased due to higher fuel surcharge, positive pricing impacts, and longer average length of haul, partially offset by mix. Volumes increased due to new crude oil business, partially offset by a decline in utility coal as a result of deteriorated interchange cycle times and utility plant maintenance outages.

Crude Oil
24%
Frac Sand
6%
Coal &
Petroleum
Coke
16%
Utility
Coal
54%

Intermodal. Revenues increased $103.4 million for the year ended December 31, 2022, compared to 2021, due to a 20% increase in revenue per carload/unit and a 9% increase in carload/unit volumes. Revenue per carload/unit increased due to higher fuel surcharge, mix, and positive pricing impacts. Volumes increased due to service interruptions at the Port of Lazaro Cardenas in Mexico in 2021, stronger demand, new business, and a partial recovery of the global microchip shortage affecting auto parts shipments.
Automotive. Revenues increased $75.2 million for the year ended December 31, 2022, compared to 2021, due to a 25% increase in carload/unit volumes and a 13% increase in revenue per carload/unit. Volumes increased due to partial recovery of the global microchip shortage. Revenue per carload/unit increased due to higher fuel surcharge, positive pricing impacts, mix, the strengthening of the Mexican peso against the U.S. dollar, and longer average length of haul.

Operating Expenses
Operating expenses, as shown below (in millions), increased $79.8 million for the year ended December 31, 2022, compared to 2021, primarily due to increased diesel fuel prices, wage and benefit inflation, depreciation expense, personal injury expense, headcount and hours worked, and fuel consumption, partially offset by a decrease in merger costs.
The strengthening of the Mexican peso against the U.S. dollar resulted in increased expense of approximately $5.0 million for expense transactions denominated in Mexican pesos. The average exchange rate of Mexican pesos per U.S. dollar was Ps.20.1 for 2022 compared to Ps.20.3 for 2021.

			Change
	2022	2021	Dollars	Percent
Compensation and benefits	$567.0	$522.0	$45.0	9%
Purchased services	225.9	211.8	14.1	7%
Fuel	461.7	313.6	148.1	47%
Equipment costs	91.4	82.2	9.2	11%
Depreciation and amortization	390.9	365.8	25.1	7%
Materials and other	359.8	304.1	55.7	18%
Merger costs, net	46.6	264.0	(217.4)	(82%)
Total operating expenses	$2,143.3	$2,063.5	$79.8	4%
Compensation and benefits. Compensation and benefits increased $45.0 million for the year ended December 31, 2022, compared to 2021, due to wage and benefit inflation of approximately $31.0 million, increase in headcount and hours worked of approximately $15.0 million primarily due to operational inefficiencies, and incremental retroactive wage and bonus expense resulting from agreements with U.S. unions of approximately $5.0 million, partially offset by decreased incentive compensation of approximately $14.0 million.
The Company expects U.S union compensation will increase in 2023, as compared to 2022, by approximately $10.0 million as a result of the agreements on the 2020 collective bargaining round. The round of national bargaining between the nation’s freight railroads and all twelve rail unions was fully resolved December 2, 2022.
Purchased services. Purchased services expense increased $14.1 million for the year ended December 31, 2022, compared to 2021, due to an increase in repairs and maintenance expense of approximately $12.0 million, increased software and programming expense of approximately $8.0 million, an increase in intermodal lift services of approximately $4.0 million, increases in security costs of approximately $3.0 million and increases in corporate services of approximately $2.0 million, partially offset by cost reductions of approximately $19.0 million as a result of Mexico outsourcing reform, which prohibited the subcontracting and outsourcing of personnel.
Fuel. Fuel expense increased $148.1 million for the year ended December 31, 2022, compared to 2021, due to higher diesel fuel prices in the U.S. and Mexico of approximately $93.0 million and $34.0 million, respectively, increased consumption of approximately $13.0 million, decreased efficiency of approximately $7.0 million and the strengthening of the Mexican peso against the U.S. dollar of approximately $1.0 million. The average price per gallon was $3.48 in 2022, compared to $2.50 in 2021.
Equipment costs. Equipment costs increased $9.2 million for the year ended December 31, 2022, compared to 2021, due to increased car hire expense of approximately $8.0 million due to increased volumes and cycle times.
Depreciation and amortization. Depreciation and amortization expense increased $25.1 million for the year ended December 31, 2022, compared to 2021, due to a larger asset base and an increase in depreciation rates on equipment as a result of an updated depreciation study.
Materials and other. Materials and other expense increased $55.7 million for the year ended December 31, 2022, compared to 2021, due to increased materials expense of approximately $25.0 million, including approximately $13.0 million of material purchases resulting from Mexico outsourcing reform, an increase in personal injury expense of approximately $15.0 million, increased expense of approximately $14.0 million related to the non-creditable VAT due to VAT law changes in Mexico, and higher employee expenses of approximately $12.0 million. These increases were partially offset by a one-time contract dispute of approximately $10.0 million recognized in 2021.
Merger costs, net. For the years ended December 31, 2022 and 2021, the Company recognized merger costs, net, of $46.6 million and $264.0 million, respectively. Merger costs in 2022 primarily related to incentive compensation. Merger costs in 2021 primarily related to bankers’ fees, compensation and benefits costs, and legal fees. Refer to Item 8, Financial Statements and Supplementary Data — Note 3, Merger Agreement for more information.

Non-Operating Income and Expenses
Equity in net earnings of affiliates. Equity in net earnings of affiliates decreased $8.0 million for the year ended December 31, 2022, compared to 2021, primarily due to a decrease in net earnings from the operations of TFCM, S. de R.L de C.V. (“TCM”) due to higher interest and tax expense, a decrease in net earnings from the operations of Panama Canal Railway Company (“PCRC”) resulting from a gain on insurance recoveries recognized in 2021, and decreased net earnings from unrealized depreciation of investments held in a fifteen percent-owned equity investment.
Interest expense. Interest expense increased $0.6 million for the year ended December 31, 2022, compared to 2021, due to higher average debt balances. For the year ended December 31, 2022, the average debt balance (including commercial paper) was $3,811.8 million, compared to $3,809.4 million in 2021. The average interest rate for the years ended December 31, 2022 and 2021 was 4.1% for both periods.
Foreign exchange loss. For the year ended December 31, 2022, foreign exchange loss was $33.2 million, compared to $9.0 million in 2021. Foreign exchange gain (loss) includes the re-measurement and settlement of net monetary assets denominated in Mexican pesos and the gain (loss) on foreign currency derivative contracts.
For the years ended December 31, 2022 and 2021, the re-measurement and settlement of net monetary assets and liabilities denominated in Mexican pesos resulted in a foreign exchange gain of $11.1 million and a loss of $5.3 million, respectively.
The Company enters into foreign currency derivative contracts to hedge its net exposure to fluctuations in foreign currency caused by fluctuations in the value of the Mexican peso against the U.S. dollar. For the years ended December 31, 2022 and 2021, foreign exchange loss on foreign currency derivative contracts was $44.3 million and $3.7 million, respectively.
Gain on settlement of treasury lock agreements. During 2020, KCS entered into treasury lock agreements to hedge the U.S. Treasury benchmark interest rate associated with the anticipated refinancing of its aggregate $644.7 million of senior notes due in 2023. During the fourth quarter of 2022, KCS determined the forecasted refinancing was no longer considered probable to occur as financing costs have risen and the Company plans to extinguish the maturing debt with cash on hand and cash generated from operations. Accordingly, the Company removed the cash flow hedge designation of all tranches and derecognized the related unrealized gain in accumulated other comprehensive income (loss). The treasury lock instruments were settled and the Company recognized the gain on settlement of the interest rate derivative instruments of $259.3 million. Refer to Item 8, Financial Statements and Supplementary Data — Note 10, Derivative Instruments for more information.
Income tax expense. Income tax expense increased $114.8 million for the year ended December 31, 2022, compared to 2021, primarily due to higher pre-tax income resulting from the gain on settlement of treasury lock agreements in 2022 and higher merger costs included in 2021.

 Differences between the Company’s effective income tax rate and the U.S. federal statutory income tax rate of 21% for 2022 and 2021 follow (in millions):

	2022		2021		Change
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Income tax expense using the statutory rate in effect	$275.0	21.0%	$155.0	21.0%	$120.0	—
Tax effect of:
Difference between U.S. and foreign tax rate	57.4	4.4%	51.9	7.0%	5.5	(2.6%)
Inflation	(25.8)	(2.0%)	(10.4)	(1.4%)	(15.4)	(0.6%)
Tax credits	(11.9)	(0.9%)	(11.7)	(1.6%)	(0.2)	0.7%
Foreign exchange (i)	9.4	0.7%	5.9	0.8%	3.5	(0.1%)
State and local income tax provision, net	9.1	0.7%	0.2	—	8.9	0.7%
Withholding tax	8.5	0.6%	8.5	1.2%	—	(0.6%)
Non-deductible executive compensation	3.6	0.3%	14.7	2.0%	(11.1)	(1.7%)
Non-deductible transaction costs	0.6	—	14.0	1.9%	(13.4)	(1.9%)
Global intangible low-taxed income tax, net	0.1	—	0.4	0.1%	(0.3)	(0.1%)
Share-based compensation	—	—	(25.2)	(3.4%)	25.2	3.4%
Other, net	(0.1)	0.1%	7.8	1.0%	(7.9)	(0.9%)
Income tax expense	$325.9	24.9%	$211.1	28.6%	$114.8	(3.7%)
_____________________
(i)The Company’s Mexican subsidiaries have net U.S. dollar-denominated monetary assets which, for Mexican income tax purposes, are subject to periodic revaluation based on changes in the value of the Mexican peso against the U.S. dollar. This revaluation creates fluctuations in the Company’s Mexican income tax expense in the consolidated statements of income and the amount of income taxes paid in Mexico. The Company also has net monetary assets denominated in Mexican pesos, that are subject to periodic re-measurement and settlement that creates fluctuations in foreign currency gains and losses in the consolidated statements of income. The Company hedges its net exposure to variations in earnings by entering into foreign currency forward contracts. The foreign currency forward contracts involve the Company’s agreement to buy or sell pesos at an agreed-upon exchange rate on a future date. Refer to to Item 8, Financial Statements and Supplementary Data — Note 10, Derivative Instruments for further information.

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
Inspections Related to Imports and Terminals. During 2021, the Ministry of Infrastructure, Communications, and Transportation (“SICT”) and other relevant Mexican authorities increased inspections of imports and enforcement of various regulations and permit requirements related to terminal operations, with specific focus on imports of refined products and refined fuel transloading terminals and freight terminals, in order to prevent the illegal importation of refined fuel products. These inspections resulted in delays related to the import of shipments into Mexico as well as the shutdown of several refined fuel terminals in the second half of 2021. The SICT has instructed KCSM to provide railway service only to those terminals that have the applicable permits. If KCSM were to fail to comply with the SICT requirements, the Company could be subject to fines and potential revocation of the Concession. As a result, KCS’s freight revenue from refined products decreased significantly in the second half of 2021 and continued to decrease in 2022. See further discussion in the Revenues section.

Value-Added Tax Law. KCSM is not required to charge its customers value added tax (“VAT”) on international import or export transportation services, which prior to 2022 resulted in KCSM paying more VAT on its expenses than it collected from customers. These excess VAT payments are refundable by the Mexican government. Prior to 2019, Mexican companies could offset their monthly refundable VAT balance with other tax obligations. In January 2019, Mexico tax reform eliminated the ability to offset other tax obligations with refundable VAT. From 2019 through 2021, KCSM generated a refundable balance and filed refund claims with the Servicio de Administración Tributaria (“SAT”), which have not been refunded.
In November 2021, changes in the VAT law were enacted and became effective beginning January 1, 2022. These changes reduced the recoverability of VAT paid by KCSM on its expenditures that support international import transportation service revenues that are not subject to a VAT charge. VAT that is unrecoverable from the Mexican government results in incremental VAT expense for KCSM. Beginning in 2022, KCSM changed certain service offerings to either require VAT to be charged to customers on revenue, or impose a rate increase to offset the incremental VAT expense. These measures implemented by KCSM increased the VAT to be collected from customers and payable to the Mexican government.
As of December 31, 2022 and 2021, the KCSM refundable VAT balance was $78.9 million and $152.2 million, respectively. KCSM recovers the refundable VAT balance as VAT billed to customers exceed creditable VAT charged by vendors. KCSM has prior favorable Mexican court decisions and a legal opinion supporting its right under Mexican law to recover the refundable VAT balance from the Mexican government and believes the VAT to be fully recoverable. As of December 31, 2022 and 2021, $78.9 million and $78.0 million, respectively, of the refundable VAT balance was classified as a short-term asset.
Carta Porte. In the second quarter of 2021, KCSM was notified by the SAT that shipping companies (cargo airlines, trucks, maritime, railroads, etc.) must include additional bill of lading information (referred to in Mexico as “Carta Porte”) with the invoice for all merchandise shipped in Mexico, including cross-border, international and Mexico domestic shipments. The Carta Porte requirements and deadline were modified several times throughout 2021 and 2022, with the most recent grace period extension to July 31, 2023. KCSM adapted its systems to comply with Carte Porte requirements, which delayed KCSM’s invoicing and cash collections by an average of approximately 40 days during 2022.
Failure to comply with Carta Porte requirements subsequent to the grace period could result in penalties and fines imposed by the SAT, shipping delays causing network congestion, and delayed invoicing and cash collections. In addition, in the event of repeated noncompliance with Carta Porte requirements, the SAT has the power to shut down operations of a company.
For a comparison of the Company’s results of operations for the fiscal year ended December 31, 2021 to the year ended December 31, 2020, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the U.S. Securities and Exchange Commission on February 1, 2022.

LIQUIDITY AND CAPITAL RESOURCES
Overview
The Company focuses its cash and capital resources on investing in the business, shareholder returns and optimizing its capital structure.
The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, and other available financing resources will be sufficient to fund anticipated operating expenses, capital expenditures, debt service and related costs, dividends, and other commitments for the foreseeable future.
During 2022, the Company invested $505.3 million in capital expenditures. See Capital Expenditures section for further details.
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
Pursuant to the Merger Agreement, periodic cash distributions may be made to a wholly-owned subsidiary of CP. The amount of dividends paid is dependent upon cash generated, the timing of capital expenditures and the working capital needs of the Company. During 2022, KCS paid cash dividends of $880.0 million to a wholly-owned subsidiary of CP. On February 1, 2023, KCS paid a cash dividend of $225.0 million to a wholly-owned subsidiary of CP.
On December 31, 2022, total available liquidity (the cash balance plus revolving credit facility availability) was $807.6 million, compared to available liquidity at December 31, 2021 of $939.3 million.
As of December 31, 2022, the total cash and cash equivalents held outside of the U.S. in foreign subsidiaries was $125.4 million, after repatriating $272.0 million during 2022. The Company expects that this cash will be available to fund company operations without incurring significant additional income taxes.
On January 1, 2022, KCSM complied with Carta Porte requirements, providing customers with additional bill of lading information with the invoice for all merchandise shipped in Mexico. KCSM adapted its systems to comply with the Carta Porte requirements, which delayed KCSM’s invoicing and cash collections by an average of approximately 40 days during 2022, resulting in the accounts receivable as of December 31, 2022 to be elevated compared to historical balances. The Company is targeting its accounts receivable balance to decrease and return to historical balance levels during the first half of 2023.
Cash Flow Information and Contractual Obligations
Summary cash flow data follows (in millions):

	2022	2021
Cash flows provided by (used for):
Operating activities	$1,073.1	$935.8
Investing activities	(312.5)	(531.2)
Financing activities	(890.5)	(251.2)
Effect of exchange rate changes on cash	(1.8)	(2.3)
Net increase (decrease) in cash and cash equivalents	(131.7)	151.1
Cash and cash equivalents beginning of year	339.3	188.2
Cash and cash equivalents end of year	$207.6	$339.3
During 2022, cash and cash equivalents decreased $131.7 million as a result of the impacts discussed below.
Operating Cash Flows. Net cash provided by operating activities increased $137.3 million for 2022, as compared to 2021, primarily due to a reduction in cash payments for merger of costs of $2,253.1 million, partially offset by a reduction in merger termination fee reimbursements of $2,100.0 million.
Investing Cash Flows. Net cash used for investing activities decreased $218.7 million for 2022, as compared to 2021, due to cash received from the settlement of treasury lock agreements of $259.3 million, partially offset by a $32.2 million increase in capital expenditures. Additional information is included within the Capital Expenditure section of Liquidity and Capital Resources.
Financing Cash Flows. Net cash used for financing activities increased $639.3 million for 2022, as compared to 2021, due to an increase in cash dividend payments. In 2022, $880.0 million of dividends was paid to a wholly-owned subsidiary of CP.
For a comparison of liquidity and capital resources and the Company’s cash flow activities for the fiscal year ended December 31, 2021 and 2020, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the U.S. Securities and Exchange Commission on February 1, 2022.

Contractual Obligations. The following table outlines the material obligations and commitments as of December 31, 2022 (in millions):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 years	Other
Long-term debt and short-term borrowings (including interest and finance lease obligations) (i)	$6,894.7	$797.1	$271.2	$504.5	$5,321.9	$—
Operating leases	104.2	29.7	44.5	26.5	3.5	—
Obligations due to uncertainty in income taxes (ii)	1.3	—	—	—	—	1.3
Capital expenditure obligations (iii)	313.1	121.5	127.0	64.6	—	—
Other contractual obligations (iv)	450.8	130.9	149.0	152.9	18.0	—
Total	$7,764.1	$1,079.2	$591.7	$748.5	$5,343.4	$1.3
_____________________
(i)For variable rate obligations, interest payments were calculated using the December 31, 2022 rate. For fixed rate obligations, interest payments were calculated based on the applicable rates and payment dates.
(ii)For amounts where the year of settlement cannot be reasonably estimated, obligations due to uncertainty in income taxes are included in the Other column.
(iii)Capital expenditure obligations include minimum capital expenditures under the KCSM Concession agreement, the maximum funding amount of the investment in the Celaya-NBA Line Railway Bypass and related infrastructure, and other regulatory requirements.
(iv)Other contractual obligations include purchase commitments and certain maintenance agreements.
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
The SICT requires KCSM to submit a three-year capital expenditures plan every three years. The most recent three-year plan was submitted in 2020 for the years 2021 — 2023. KCSM expects to continue capital spending at current levels in future years and will continue to have capital expenditure obligations past 2023, which are not included in the table above.
Capital Expenditures
KCS has funded capital expenditures with operating cash flows.
The following table summarizes capital expenditures by type for the years ended December 31, 2022 and 2021, respectively (in millions):

	2022	2021
Roadway capital program	$296.2	$258.8
Locomotives and freight cars	45.3	68.0
Capacity	112.6	101.1
Information technology	41.4	41.2
Positive train control	6.2	14.3
Other	3.6	6.0
Total capital expenditures (accrual basis)	505.3	489.4
Change in capital accruals	23.7	7.4
Total cash capital expenditures	$529.0	$496.8

Property Statistics
The following table summarizes certain property statistics as of December 31:

	2022	2021
Track miles of rail installed	74	76
Cross ties installed (thousands)	561	494

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION
The following is a description of the terms and conditions of the guarantees with respect to senior notes for which KCS is an issuer or provides full and unconditional guarantee.

Note Guarantees
As of December 31, 2022, KCS had outstanding $3,736.2 million principal amount of senior notes due through 2069. The Kansas City Southern Railway Company (“KCSR”) had outstanding $2.7 million principal amount of senior notes due through 2045 (together, the “Senior Notes”). The senior notes for which KCS is the issuer are unconditionally guaranteed, jointly and severally, on an unsecured senior basis, by each of KCS’s current and future domestic consolidated subsidiaries that from time to time guarantees certain of KCS’s credit agreements, or any other debt of KCS, or any of KCS’s significant subsidiaries that is a guarantor (each, a “Guarantor Subsidiary,” and collectively, the “Guarantor Subsidiaries”). In addition, the senior notes for which KCSR is the issuer are unconditionally guaranteed, jointly and severally, on an unsecured senior basis, by KCS and each of its current and future domestic consolidated subsidiaries that from time to time guarantees KCSR’s credit agreement, or any other debt of KCSR or any of KCSR’s significant subsidiaries that is a Guarantor Subsidiary. The obligations of each Guarantor Subsidiary under its note guarantee are limited as necessary to prevent such note guarantee from constituting a fraudulent conveyance under applicable law. A guarantee of the Senior Notes by KCS or a Guarantor Subsidiary is subject to release in the following circumstances: (i) the sale, disposition, exchange or other transfer (including through merger, consolidation, amalgamation or otherwise) of the capital stock of the Guarantor Subsidiary made in a manner not in violation of the indenture; (ii) the designation of the subsidiary as an “Unrestricted Subsidiary” under the indenture; (iii) the legal defeasance or covenant defeasance of the Senior Notes in accordance with the terms of the indenture; or (iv) the Guarantor Subsidiary ceasing to be KCS’s subsidiary as a result of any foreclosure of any pledge or security interest securing KCS’s Revolving Credit Facility or other exercise of remedies in respect thereof. There were no changes to the guarantor structure as a result of the merger with CP. The merger is further discussed within Item 7, Management’s Discussion and Analysis of Financial Information and Results of Operations — Merger Agreement.
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

Summarized Financial Information

Income Statements	KCS and Guarantor Subsidiaries
	Years ended December 31,
	2022	2021
Revenues	$1,796.9	$1,561.3
Operating expenses	1,158.6	1,200.8
Operating income	638.3	360.5
Income before income taxes	748.4	207.7
Net income	610.1	182.7

Balance Sheets	KCS and Guarantor Subsidiaries
	December 31, 2022	December 31, 2021
Assets:
Current assets	$351.6	$524.6
Property and equipment (including concession assets), net	4,938.4	4,876.5
Other non-current assets	95.7	125.8

Liabilities and equity:
Current liabilities	$1,035.7	$316.5
Non-current liabilities	4,321.4	4,942.7
Noncontrolling interest	331.0	328.2
Excluded from current assets in the table above are $276.0 million and $199.8 million of current intercompany receivables due to KCS and the Guarantor Subsidiaries from the Non-Guarantor Subsidiaries as of December 31, 2022 and December 31, 2021, respectively. Excluded from current liabilities in the table above are $207.4 million and $267.5 million of current intercompany payables due to the Non-Guarantor Subsidiaries from KCS and the Guarantor Subsidiaries as of December 31, 2022 and December 31, 2021, respectively.
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
Capitalization, Depreciation and Amortization of Property and Equipment (including Concession Assets)
Due to the highly capital intensive nature of the railroad industry, capitalization and depreciation of property and equipment are a substantial portion of the Company’s consolidated financial statements. Net property and equipment, including concession assets, comprised approximately 88% of the Company’s total assets as of December 31, 2022, and related depreciation and amortization comprised approximately 18% of total operating expenses for the year ended December 31, 2022.
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
Property and equipment are carried at cost and are depreciated primarily on the group method of depreciation, which the Company believes closely approximates a straight line basis over the estimated useful lives of the assets measured in years. The group method of depreciation applies a composite rate to classes of similar assets rather than to individual assets. Composite depreciation rates are based upon the Company’s estimates of the expected average useful lives of assets as well as expected net salvage value at the end of their useful lives. In developing these estimates, the Company utilizes periodic depreciation studies performed by an independent engineering firm. Depreciation rate studies are performed at least every three years for equipment and at least six years for road property (rail, ties, ballast, etc.). The depreciation studies take into account factors such as:
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
The depreciation studies may also indicate that the recorded amount of accumulated depreciation is deficient or in excess of the amount indicated by the study. Any such deficiency or excess is amortized as a component of depreciation expense over the remaining useful lives of the affected asset class, as determined by the study. The Company also monitors these factors in non-study years to determine if adjustments should be made to depreciation rates. The Company completed depreciation studies for KCSR in 2021 and KCSM in 2020. The impact of the KCSR study resulted in approximately $12.0 million in additional depreciation expense in 2022. The impact of the KCSM study was immaterial to the consolidated financial results for all periods presented.

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
Estimation of the average useful lives of assets and net salvage values requires management judgment. Estimated average useful lives may vary over time due to changes in physical use, technology, asset strategies and other factors that could have an impact on the retirement experience of the asset classes. Accordingly, changes in the assets’ estimated useful lives could significantly impact future periods’ depreciation expense. Depreciation and amortization expense for the year ended December 31, 2022 was $390.9 million. If the weighted average useful lives of assets were changed by one year, annual depreciation and amortization expense would change approximately $13.0 million.
Gains or losses on dispositions of land or non-group property and abnormal retirements of railroad property are recognized through income. A retirement of railroad property would be considered abnormal if the retirement meets each of the following conditions: (i) is unusual in nature, (ii) is significant in amount, and (iii) varies significantly from the retirement profile identified through the depreciation studies. There were no significant gains or losses from abnormal retirements of property or equipment for the year ended December 31, 2022 or 2021.
Costs incurred by the Company to acquire the Concession rights and related assets, as well as subsequent improvements to the Concession assets, are capitalized and amortized using the group method of depreciation over the lesser of the current expected Concession term, including probable renewal of an additional 50-year term, or the estimated useful lives of the assets and rights. The Company’s ongoing evaluation of the useful lives of Concession assets and rights considers the aggregation of the following facts and circumstances:
•The Company’s executive management is dedicated to ensuring compliance with the various provisions of the Concession and to maintaining positive relationships with the SICT and other Mexican federal, state, and municipal governmental authorities;
•During the time since the Concession was granted, the relationships between KCSM and the various Mexican governmental authorities have matured and the guidelines for operating under the Concession have become more defined with experience;
•There are no known supportable sanctions or compliance issues that would cause the SICT to revoke the Concession or prevent KCSM from renewing the Concession; and
•KCSM operations are an integral part of the KCS operations strategy, and related investment analyses and operational decisions assume that the Company’s cross border rail business operates into perpetuity, and do not assume that Mexico operations terminate at the end of the current Concession term.
Based on the above factors, as of December 31, 2022, the Company continues to believe that it is probable that the Concession will be renewed for an additional 50-year term beyond the current term.
Long-lived assets, including property, plant and equipment, operating lease right-of-use assets and intangible assets with finite lives are reviewed for impairment and written down to fair value when events or circumstances indicate that the carrying amount of a long-lived asset or asset group may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value would be reduced to the estimated fair value. Future cash flow estimates for an impairment review would be based on the lowest level of identifiable cash flows, which are the Company’s U.S. and Mexican operations. Management did not identify any indicators of impairment for the years ended December 31, 2022 and 2021.

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
Income tax expense related to Mexican operations has additional complexities such as the impact of exchange rate variations and inflation, both of which can have a significant impact on the effective income tax rate.
Management believes that the assumptions and estimates related to the provision for income taxes are critical to the Company’s results of operations. For the year ended December 31, 2022, income tax expense totaled $325.9 million. For every 1% change in the 2022 effective rate, income tax expense would have changed by approximately $13.1 million. For further information on the impact of foreign exchange fluctuation on income taxes, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk — Foreign Exchange Sensitivity.

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
Interest Rate Sensitivity. The Company is subject to interest rate risk associated with its debt. Changes in interest rates impact the fair value of outstanding fixed-rate debt, but there is no impact to current earnings or cash flow. Based upon the borrowing rates available to KCS and its subsidiaries for indebtedness with similar terms and average maturities, the fair value of long-term debt was approximately $3,308.3 million and $4,311.1 million at December 31, 2022 and 2021, respectively, compared with a carrying value of $3,779.6 million and $3,777.6 million at December 31, 2022 and 2021, respectively.
Alternatively, changes in interest rates do not affect the fair value of variable rate debt, but affect future earnings and cash flows. The Company's floating-rate indebtedness includes commercial paper borrowings, and any outstanding borrowings under revolving credit facilities. At December 31, 2022 and 2021, KCS had no commercial paper or revolving credit facility borrowings outstanding.
Commodity Price Sensitivity. KCS periodically participates in diesel fuel purchase commitments and derivative financial instruments. At December 31, 2022 and 2021, KCS did not have any outstanding fuel derivative financial instruments. The Company also holds fuel inventories for use in operations. These inventories are not material to KCS’s overall financial position. Fuel costs are expected to reflect 2023 market conditions; however, fuel costs are unpredictable and subject to a variety of factors outside the Company’s control. Assuming annual consumption of 133 million gallons, a hypothetical 10 cent change in the price per gallon of fuel would cause a $13.3 million change in operating expenses. KCS mitigates the impact of increased fuel costs through fuel surcharge revenues from customers; however, in a period of volatile fuel prices or changing customer business mix, changes in fuel expense and fuel surcharge revenue may differ.
Foreign Exchange Sensitivity. KCS’s foreign subsidiaries use the U.S. dollar as their functional currency; however, a portion of the foreign subsidiaries’ revenues and expenses is denominated in Mexican pesos. Based on the volume of revenue and expense transactions denominated in Mexican pesos, revenue and expense fluctuations have historically offset.
The Company has exposure to fluctuations in the value of the Mexican peso against the U.S. dollar due to its monetary assets and liabilities that are denominated in Mexican pesos. Monetary assets and liabilities include cash, accounts receivable and payable and other items that will convert to cash in the future and are remeasured into dollars using the current exchange rate. The remeasurement and settlement of monetary assets and liabilities is recognized in the consolidated statements of income as foreign exchange gains and losses. At December 31, 2022, the Company had Ps.4,431.4 million of net monetary assets denominated in Mexican pesos, as monetary assets exceeded monetary liabilities.
The following table presents the potential impacts to the consolidated statements of income that would result from a hypothetical change in the exchange rate of one Mexican peso per U.S. dollar at December 31, 2022:

	Hypothetical Change in Exchange Rate	Amount of Gain (Loss)	Affected Line Item in the Consolidated Statements of Income
Net monetary assets denominated in Mexican pesos at December 31, 2022:
Ps.4,431.4 million	From Ps.19.4 to Ps.20.4	($11.2 million)	Foreign exchange gain (loss)
Ps.4,431.4 million	From Ps.19.4 to Ps.18.4	$12.5 million	Foreign exchange gain (loss)

The Company’s Mexican subsidiaries have net U.S. dollar-denominated monetary assets which, for Mexican income tax purposes, are subject to periodic revaluation based on changes in the value of the Mexican peso against the U.S. dollar. This revaluation creates fluctuations in the Company’s Mexican income tax expense in the consolidated statements of income and the amount of income taxes paid in Mexico. The Company also has net monetary assets denominated in Mexican pesos, that are subject to periodic re-measurement and settlement that creates fluctuations in foreign currency gains and losses in the consolidated statements of income.
The following table presents the potential impacts to the effective income tax rate and income tax expense that would result from a hypothetical change in the exchange rate of one Mexican peso at December 31, 2022:

Hypothetical Change in Exchange Rate	Increase (Decrease) in Effective Income Tax Rate	Amount of Expense (Benefit)	Affected Line Item in the Consolidated Statements of Income
From Ps.19.4 to Ps.20.4	(0.2%)	($2.7 million)	Income tax expense (benefit)
From Ps.19.4 to Ps.18.4	0.2%	$2.9 million	Income tax expense (benefit)
The Company hedges its net exposure to variations in earnings by entering into foreign currency forward contracts. The foreign currency forward contracts involve the Company’s agreement to buy or sell pesos at an agreed-upon exchange rate on a future date. These derivative instruments have historically offset the effects of foreign currency changes resulting in minimal impact to net income.
At December 31, 2022, the Company had outstanding foreign currency forward contracts with an aggregate notional amount of $535.0 million, which matured during January 2023 and obligated the Company to sell a total of Ps.11,235.2 million at a weighted-average rate of Ps.21.0 to each U.S. dollar. During January 2023, the Company entered into offsetting contracts with an aggregate notional amount of $581.4 million, which matured during January 2023 and obligated the Company to purchase a total of Ps.11,235.2 million at a weighted-average exchange rate of Ps.19.3 to each U.S. dollar, resulting in cash paid of $46.4 million. Given the settlement during January 2023, the Company believes there was minimal market risk associated with these contracts at December 31, 2022.
During January 2023, the Company entered into several foreign currency forward contracts with an aggregate notional amount of $250.0 million, maturing during 2023 and 2024. These contracts obligated the Company to sell a total of Ps.5,114.6 million at a weighted-average exchange rate of Ps.20.5 to each U.S. dollar.
The following table presents the potential impacts to the consolidated statements of income that would result from a hypothetical change in the exchange rate of one Mexican peso at maturity date for the foreign currency forward contracts entered into during January 2023 and outstanding as of the date of this filing:

Aggregate notional amount:	Hypothetical Change in Exchange Rate	Amount of Gain (Loss)	Affected Line Item in the Consolidated Statements of Income
$250.0 million	From Ps.20.5 to Ps.21.5	$11.7 million	Foreign exchange gain (loss)
$250.0 million	From Ps.20.5 to Ps.19.5	($12.8 million)	Foreign exchange gain (loss)
The Company has not designated these foreign currency derivative instruments as hedging instruments for accounting purposes. The foreign currency derivative instruments will be measured at fair value each period and any change in fair value will be recognized in foreign exchange gain (loss) within the consolidated statements of income.

Item 8.Financial Statements and Supplementary Data
Index to Consolidated Financial Statements

Page
Management’s Report on Internal Control Over Financial Reporting	46
Report of Independent Registered Public Accounting Firm on the Company’s Consolidated Financial Statements and Internal Control over Financial Reporting as of and for the three years ended December 31, 2022, 2021 and 2020 (PCAOB ID 238)	47
Consolidated Statements of Income for each of the Three Years in the period ended December 31, 2022	49
Consolidated Statements of Comprehensive Income for each of the Three Years in the period ended December 31, 2022	50
Consolidated Balance Sheets at December 31, 2022 and 2021	51
Consolidated Statements of Cash Flows for each of the Three Years in the period ended December 31, 2022	52
Consolidated Statements of Changes in Equity for each of the Three Years in the period ended December 31, 2022	54
Notes to Consolidated Financial Statements	55
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
Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013) (commonly referred to as the COSO Framework). Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022, based on the criteria outlined in the COSO Framework.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which immediately follows this report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of Kansas City Southern

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kansas City Southern and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Direct Costs that are Capitalized to Self-Constructed Property and Equipment (including Concession Assets)

As described in Note 2 to the consolidated financial statements, the Company capitalizes costs for self-constructed additions and improvements to property, including direct labor and material, indirect costs, and interest during long-term construction projects. Expenditures that significantly increase asset values, productive capacity, efficiency, safety, or extend useful lives are capitalized. As disclosed by management, direct costs are charged to capital projects based on the work performed and the material used. Management has a process in place to determine which costs qualify for capitalization, which requires judgment. For the year-ended December 31, 2022, the Company capitalized costs of $505.3 million.

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
February 3, 2023

We have served as the Company’s auditor since 2017.

Kansas City Southern and Subsidiaries
Consolidated Statements of Income
Years Ended December 31,

	2022	2021	2020
	(In millions)
Revenues	$3,370.4	$2,947.3	$2,632.6
Operating expenses:
Compensation and benefits	567.0	522.0	476.5
Purchased services	225.9	211.8	198.1
Fuel	461.7	313.6	219.8
Equipment costs	91.4	82.2	85.8
Depreciation and amortization	390.9	365.8	357.9
Materials and other	359.8	304.1	260.9
Merger costs, net	46.6	264.0	—
Write-off of software development costs	—	—	13.6
Restructuring charges	—	—	17.0
Total operating expenses	2,143.3	2,063.5	1,629.6
Operating income	1,227.1	883.8	1,003.0
Equity in net earnings (losses) of affiliates	8.7	16.7	(1.4)
Interest expense	(156.6)	(156.0)	(150.9)
Foreign exchange loss	(33.2)	(9.0)	(29.6)
Gain on settlement of treasury lock agreements	259.3	—	—
Other income, net	4.4	2.6	2.1
Income before income taxes	1,309.7	738.1	823.2
Income tax expense	325.9	211.1	204.1
Net income	983.8	527.0	619.1
Less: Net income attributable to noncontrolling interest	1.6	1.8	2.1
Net income attributable to Kansas City Southern and subsidiaries	982.2	525.2	617.0
Preferred stock dividends	—	0.2	0.2
Net income available to common stockholder(s)	$982.2	$525.0	$616.8

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31,

	2022	2021	2020
	(In millions)
Net income	$983.8	$527.0	$619.1
Other comprehensive income (loss):
Unrealized gain on interest rate derivative instruments, net of tax of $42.4 million, $4.6 million and $7.5 million	159.5	17.2	28.1
Reclassification of interest rate derivative instruments gain, net of tax of $(54.5) million	(204.8)	—	—
Reclassification adjustment from cash flow hedges included in net income, net of tax of $0.5 million for each year presented	1.9	2.0	1.9
Foreign currency translation adjustments	0.6	(0.2)	(0.5)
Other comprehensive income (loss)	(42.8)	19.0	29.5
Comprehensive income	941.0	546.0	648.6
Less: comprehensive income attributable to noncontrolling interest	1.6	1.8	2.1
Comprehensive income attributable to Kansas City Southern and subsidiaries	$939.4	$544.2	$646.5
See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Balance Sheets
December 31,

	2022	2021
	(In millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$207.6	$339.3
Accounts receivable, net	543.6	271.0
Materials and supplies	174.2	131.0
Other current assets	138.8	142.1
Total current assets	1,064.2	883.4
Operating lease right-of-use assets	100.9	69.6
Investments	55.8	48.3
Property and equipment (including concession assets), net	9,362.4	9,209.3
Other assets	94.1	217.5
Total assets	$10,677.4	$10,428.1
LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$655.0	$8.8
Accounts payable and accrued liabilities	635.7	479.7
Total current liabilities	1,290.7	488.5
Long-term operating lease liabilities	71.5	46.4
Long-term debt	3,124.6	3,768.8
Deferred income taxes	1,237.1	1,213.7
Other noncurrent liabilities and deferred credits	158.7	178.1
Total liabilities	5,882.6	5,695.5
Stockholder’s equity:
$0.01 par, common stock, 100 shares authorized, 100 shares issued; 100 shares outstanding at December 31, 2022 and 2021	—	—
Additional paid-in capital	860.6	860.6
Retained earnings	3,626.6	3,524.4
Accumulated other comprehensive income (loss)	(23.4)	19.4
Total stockholder’s equity	4,463.8	4,404.4
Noncontrolling interest	331.0	328.2
Total equity	4,794.8	4,732.6
Total liabilities and equity	$10,677.4	$10,428.1
See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,

	2022	2021	2020
	(In millions)
Operating activities:
Net income	$983.8	$527.0	$619.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	390.9	365.8	357.9
Deferred income taxes	35.0	23.2	49.4
Equity in net (earnings) losses of affiliates	(8.7)	(16.7)	1.4
Share-based compensation	—	24.5	22.9
Loss on foreign currency derivative instruments	44.3	3.7	22.5
Foreign exchange (gain) loss	(11.1)	5.3	7.1
Merger costs, net	46.6	264.0	—
Restructuring charges	—	—	17.0
Gain on settlement of treasury lock agreements	(259.3)	—	—
Write-off of software development costs	—	—	13.6
Distributions from affiliates	6.5	12.0	4.5
Settlement of foreign currency derivative instruments	(5.1)	(1.9)	(20.0)
Cash payments for merger costs	(34.1)	(2,287.2)	—
Reimbursement of merger termination fees	—	2,100.0	—
Changes in working capital items:
Accounts receivable	(269.1)	(30.6)	25.5
Materials and supplies	(42.1)	1.9	21.7
Other current assets	89.3	(54.7)	(66.0)
Accounts payable and accrued liabilities	98.8	(9.9)	6.0
Other, net	7.4	9.4	(2.6)
Net cash provided by operating activities	1,073.1	935.8	1,080.0
Investing activities:
Capital expenditures	(529.0)	(496.8)	(411.9)
Settlement of treasury lock agreements	259.3	—	—
Purchase or replacement of assets under operating leases	—	—	(78.2)
Property investments in MSLLC	(27.1)	(24.2)	(24.8)
Investments in and advances to affiliates	(8.5)	(7.8)	(7.4)
Proceeds from disposal of property	6.5	6.4	12.9
Other, net	(13.7)	(8.8)	(16.6)
Net cash used for investing activities	(312.5)	(531.2)	(526.0)
Financing activities:
Proceeds from issuance of long-term debt	—	—	545.6
Repayment of long-term debt	(10.5)	(7.9)	(18.0)
Dividends paid	(880.0)	(188.0)	(152.3)
Shares repurchased	—	—	(888.9)
Debt issuance and retirement costs paid	—	—	(6.6)
Cash settlement of stock options	—	(75.2)	—
Proceeds from employee stock plans	—	19.9	9.9
Net cash used for financing activities	(890.5)	(251.2)	(510.3)

Effect of exchange rate changes on cash	(1.8)	(2.3)	(4.3)

Cash and cash equivalents:
Net increase (decrease) during each year	(131.7)	151.1	39.4
At beginning of year	339.3	188.2	148.8
At end of year	$207.6	$339.3	$188.2
Supplemental information continued on next page.

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,

Continued from previous page.
	2022	2021	2020
	(In millions)
Supplemental cash flow information
Non-cash investing and financing activities:
Capital expenditures accrued but not yet paid at end of year	$0.6	$14.1	$21.5
Other investing activities accrued but not yet paid at the end of the year	32.4	35.6	31.9
Finance lease obligations incurred	9.1	11.5	0.8
Non-cash asset acquisitions	0.4	4.2	2.8
Dividends accrued but not yet paid at end of year	—	—	40.6
Cash payments:
Interest paid, net of amounts capitalized	$152.2	$152.7	$144.5
Income tax payments, net of refunds	275.8	173.0	182.3

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Consolidated Statements of Changes in Equity
(In millions, except per share amounts)

	$25 Par Preferred Stock	$.01 Par Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total

Balance at December 31, 2019	$5.6	$1.0	$843.7	$3,601.3	$(29.1)	$323.4	$4,745.9
Net income				617.0		2.1	619.1
Other comprehensive income					29.5		29.5
Contributions from noncontrolling interest						0.9	0.9
Dividends on common stock ($1.64/share)			—	(153.7)			(153.7)
Dividends on $25 par preferred stock ($1.00/share)				(0.2)			(0.2)
Share repurchases	(0.2)	(0.1)	(51.3)	(844.8)			(896.4)
Forward contract for accelerated share repurchases			(75.0)				(75.0)
Settlement of forward contract for accelerated share repurchases			82.5				82.5
Options exercised and stock subscribed, net of shares withheld for employee taxes		—	6.2				6.2
Share-based compensation			24.8				24.8
Balance at December 31, 2020	5.4	0.9	830.9	3,219.6	0.4	326.4	4,383.6
Net income				525.2		1.8	527.0
Other comprehensive income					19.0		19.0
Dividends on common stock ($1.62/share)			—	(147.3)			(147.3)
Dividends on $25 par preferred stock ($0.75/share)				(0.2)			(0.2)
Share repurchases	—	—	(2.1)	(72.9)			(75.0)
Settlement of forward contract for accelerated share repurchases			75.0				75.0
Options exercised and stock subscribed, net of shares withheld for employee taxes		—	(0.2)				(0.2)
Share-based compensation			80.4				80.4
Replacement of equity share awards with liability awards			(54.5)				(54.5)
Cash settlement of stock options			(75.2)				(75.2)
Recapitalization of stock	(5.4)	(0.9)	6.3				—
Balance at December 31, 2021	—	—	860.6	3,524.4	19.4	328.2	4,732.6
Net income				982.2		1.6	983.8
Other comprehensive loss					(42.8)		(42.8)
Contributions from noncontrolling interest						1.2	1.2
Dividends to Canadian Pacific				(880.0)			(880.0)
Balance at December 31, 2022	—	—	$860.6	$3,626.6	$(23.4)	$331.0	$4,794.8
See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Description of the Business
Kansas City Southern (“KCS” or the “Company”), a Delaware corporation, is a holding company with principal operations in rail transportation.
On September 15, 2021, KCS and CP entered into a merger agreement (the “Merger Agreement”) and on December 14, 2021, CP acquired the outstanding common and preferred stock of KCS. Each share of common stock, par value $0.01 per share, of KCS that was outstanding immediately prior to the merger was converted into the right to receive (1) 2.884 common shares of CP and (2) $90 in cash (together, the “Merger Consideration”), and each share of preferred stock, par value $25 per share, that was outstanding immediately prior to the merger was converted into the right to receive $37.50 in cash. The Merger Consideration value received by KCS stockholders was $301.20 per KCS common share. As CP acquired the outstanding common and preferred stock of KCS, earnings per share data is not presented because the Company does not have any outstanding or issued publicly traded stock. The merger is further discussed in Note 3, Merger Agreement.
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
The KCSM Concession. KCSM holds a concession (the “Concession”) from the Mexican government until June 2047, which is renewable under certain conditions for additional periods of up to 50 years under the Concession. The Concession is to provide freight transportation services over north-east rail lines which are a primary commercial corridor of the Mexican railroad system. KCSM has the right to use, but does not own, all track and buildings that are necessary for the rail lines’ operation. KCSM is required to pay the Mexican government an annual concession duty equal to 1.25% of gross revenues during the Concession period. On July 14, 2022, KCSM reached an agreement with the Mexican Ministry of Infrastructure, Communications and Transportation (“SICT”) to fund a new investment in the Celaya-NBA Line Railway Bypass and related

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
infrastructure in an amount not to exceed Ps.4.0 billion (approximately $200.0 million USD). In exchange for the investment, the SICT agreed to amend KCSM’s Concession Title effective July 14, 2022, to extend the exclusivity rights granted to KCSM (subject to certain trackage and haulage rights granted to other concessionaires) for an additional period of 10 years. Under this amendment, KCSM’s exclusivity will now expire in 2037.
Employees and Labor Relations. KCSR participates in industry-wide multi-employer bargaining as a member of the National Carriers’ Conference Committee, as well as local bargaining for agreements that are limited to KCSR's property. Approximately 71% of KCSR employees are covered by collective bargaining agreements. During 2022, 5-year agreements were reached voluntarily or through the legislation process covering all of the participating U.S. unions for the 2020 national bargaining round.
KCSM union employees are covered by one labor agreement, which was signed on April 16, 2012, between KCSM Servicios S.A. de C.V., a previously wholly-owned subsidiary of KCS that was merged into KCSM in 2021, and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (“Mexican Railroad Union”). Upon the merger between KCSM Servicios and KCSM, these union employees continue to be covered under this existing labor agreement, which remains in effect during the period of the Concession, for the purpose of regulating the relationship between the parties. Approximately 76% of KCSM employees are covered by this labor agreement.
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
In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance. The standard is intended to increase transparency of government assistance by requiring disclosures of the following: (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on the entity’s financial statements. This ASU was effective for the Company on January 1, 2022 and the Company adopted the ASU prospectively. See Note 7, Property and Equipment for the newly required disclosure.
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
Accounts Receivable, net. Accounts receivable are net of an allowance for uncollectible accounts as determined by historical experience and adjusted for economic uncertainties, known trends, and reasonable supportable forecasts. Accounts are charged to the allowance when a customer enters bankruptcy, when an account has been transferred to a collection agent or submitted for legal action, or when a customer is significantly past due and all available means of collection have been exhausted. At December 31, 2022 and 2021, the allowance for estimated credit losses was $12.2 million and $12.1 million, respectively. For the years ended December 31, 2022, 2021 and 2020, bad debt expense was $8.7 million, $3.3 million and $1.5 million, respectively.
Materials and Supplies. Materials and supplies consisting of diesel fuel, items to be used in the maintenance of rolling stock and items to be used in the maintenance or construction of road property are valued at the lower of average cost or net realizable value.
Derivative Instruments. Derivatives are measured at fair value and recorded on the balance sheet as either assets or liabilities. Changes in the fair value of derivatives are recorded either through current earnings or as other comprehensive income (loss), depending on hedge designation. Gains and losses on derivative instruments classified as cash flow hedges are reported in other comprehensive income (loss) and are reclassified into earnings in the periods in which earnings are impacted by the variability of the cash flow of the hedged item.
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
Property and equipment are carried at cost and are depreciated primarily on the group method of depreciation, which the Company believes closely approximates a straight line basis over the estimated useful lives of the assets measured in years. The

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
group method of depreciation applies a composite rate to classes of similar assets rather than to individual assets. Composite depreciation rates are based upon the Company’s estimates of the expected average useful lives of assets as well as expected net salvage value at the end of their useful lives. In developing these estimates, the Company utilizes periodic depreciation studies performed by an independent engineering firm. Depreciation rate studies are performed at least every three years for equipment and at least six years for road property (rail, ties, ballast, etc.). The Company completed depreciation studies for KCSR in 2021 and KCSM in 2020. The impact of the KCSR study resulted in approximately $12.0 million in additional depreciation expense in 2022. The impact of the KCSM study was immaterial to the consolidated financial results for all periods presented.
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
.Impairment of Long-Lived Assets. Long-lived assets, including property and equipment, operating lease right-of-use assets and intangible assets with finite lives are reviewed for impairment and written down to fair value when events or circumstances indicate that the carrying amount of a long-lived asset or asset group may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value would be reduced to the estimated fair value. Future cash flow estimates for an impairment review would be based on the lowest level of identifiable cash flows, which are the Company’s U.S. and Mexican operations. During the year ended December 31, 2020, $13.6 million of expense was recognized related to costs previously capitalized for the development of internal-use software. The development of the software was cancelled prior to completion and had no further use. Other than the abnormal impairment related to the implementation of Precision Scheduled Railroading (“PSR”) for the year ended 2020, and the aforementioned software impairment, management did not identify any indicators of impairment for the years ended December 31, 2022, 2021 and 2020.
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
The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of approximately 1 year to 7 years, which may include the option to extend the lease when it is reasonably certain the Company will exercise that option. The Company does not separately identify lease and nonlease components (i.e. maintenance costs) except for fleet vehicles and real estate. The Company does not have lease agreements with residual value guarantees, sale leaseback terms or material restrictive covenants. Additionally, short-term leases and leases with variable lease costs are immaterial, and the Company does not have any sublease arrangements.
Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in business combinations. As of December 31, 2022 and 2021, the goodwill balance was $13.2 million, which is included in other assets in the consolidated balance sheets. Goodwill is not amortized, but is reviewed at least annually, or more frequently as indicators warrant, for impairment. An impairment loss would be recognized to the extent that the carrying amount exceeds the reporting units’ fair values. The Company performed its annual impairment review for goodwill during the fourth quarter of 2022 and 2021, and concluded there was no impairment.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
Investments and Impairment. The Company reviews equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable in accordance with generally accepted accounting principles. This determination requires significant judgment. In making this judgment, the Company considers available quantitative and qualitative evidence in evaluating potential impairment of these investments. If it is determined that an indicator of impairment exists, the Company assesses whether the carrying value exceeds the fair value of the asset. If the carrying value of the investment exceeds its fair value, the Company will evaluate, among other factors, general market conditions, the duration and extent to which the carrying value is greater than the fair value, and KCS’s intent and ability to hold, or plans to sell, the investment. The Company also considers specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new carrying basis in the investment is established. No impairment charges were recognized during the years ended December 31, 2022, 2021 and 2020.
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
The Company has recognized a deferred tax asset, net of a valuation allowance, for net operating loss and capital loss carryovers. The Company projects sufficient future taxable income to realize the deferred tax asset recorded less the valuation allowance. These projections take into consideration assumptions about future income, future capital expenditures and inflation rates. If assumptions or actual conditions change, the deferred tax asset, net of the valuation allowance, will be adjusted to properly reflect the expected tax benefit.

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
Pursuant to the Merger Agreement, periodic cash distributions may be made to a wholly-owned subsidiary of CP based upon cash generated, the timing of capital expenditures and working capital needs of the Company. During 2022, KCS paid cash dividends of $880.0 million to a wholly-owned subsidiary of CP.
For the year ended December 31, 2022, KCS reported $46.6 million of merger-related costs. These merger costs primarily related to incentive compensation costs. For the year ended December 31, 2021, KCS reported $264.0 million of merger-related costs. These merger costs primarily related to bankers’ fees, compensation and benefits costs, and legal fees. These costs were recognized in merger costs, net within the consolidated statements of income.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
Note 4. Restructuring Charges
As revenues declined in the second quarter of 2020 due to the novel coronavirus and its variants (“COVID-19”), the Company implemented a variety of cost-saving measures and accelerated Precision Scheduled Railroading (“PSR”) initiatives. In June of 2020, the Company offered a voluntary separation program, which resulted in a restructuring charge of $9.7 million for the year ended December 31, 2020, consisting of severance and benefit costs.
During 2020, the Company recognized approximately $7.3 million in additional restructuring charges related to PSR and the purchase and disposal of equipment.

Note 5. Leases

Leases	Classification	December 31, 2022	December 31, 2021
Assets		(in millions)
Operating	Operating lease right-of-use assets	$100.9	$69.6
Finance	Property and equipment (including Concession assets), net	17.8	13.9
Total leased assets		$118.7	$83.5

Liabilities
Current
Operating	Accounts payable and accrued liabilities	$28.8	$22.3
Finance	Long-term debt due within one year	6.3	4.5
Noncurrent
Operating	Long-term operating lease liabilities	71.5	46.4
Finance	Long-term debt	12.4	10.9
Total lease liabilities		$119.0	$84.1

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

		Years ended
Lease Cost	Classification	December 31, 2022	December 31, 2021	December 31, 2020
Operating lease cost:		(in millions)
	Equipment costs	$20.8	$19.6	$23.3
	Materials and other	5.7	5.8	5.0
Finance lease cost:
Amortization of finance lease assets	Depreciation and amortization	2.8	1.7	1.6
Interest on lease liabilities	Interest expense	0.6	0.6	0.9
Total lease cost		$29.9	$27.7	$30.8

	Years ended
Cash Flow Information	December 31, 2022	December 31, 2021	December 31, 2020
	(in millions)
Cash paid for operating leases included in operating activities	$32.5	$29.4	$45.6
Cash paid for finance leases included in operating activities	0.7	0.8	0.9
Cash paid for finance leases included in financing activities	5.9	3.5	2.0
Right-of-use assets obtained in exchange for operating lease liabilities	58.9	32.9	18.4
Right-of-use assets obtained in exchange for financing lease liabilities	9.2	11.5	0.8

Lease Term and Discount Rate	December 31, 2022	December 31, 2021
Weighted-average remaining lease term (years)
Operating leases	4.2	4.2
Finance leases	3.6	3.8
Weighted-average discount rate
Operating leases	2.9%	2.2%
Finance leases	3.5%	5.1%

Remaining Maturities of Lease Liabilities Year Ending December 31 (in millions),	Operating Leases	Finance Leases
2023	$29.7	$6.8
2024	25.6	4.5
2025	18.9	4.2
2026	17.0	3.6
2027	9.5	0.4
Thereafter	3.5	—
Total lease payments	104.2	19.5
Less imputed interest	3.9	0.8
Total	$100.3	$18.7

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

	Years ended December 31,
	2022	2021	2020
Chemical & Petroleum
Chemicals	$291.9	$263.5	$236.7
Petroleum	324.8	442.1	375.0
Plastics	166.8	146.2	152.1
Total	783.5	851.8	763.8

Industrial & Consumer Products
Forest Products	295.8	261.8	247.8
Metals & Scrap	257.3	204.9	188.4
Other	157.5	122.9	101.5
Total	710.6	589.6	537.7

Agriculture & Minerals
Grain	432.5	358.6	299.6
Food Products	175.1	152.3	154.6
Ores & Minerals	33.5	25.9	21.8
Stone, Clay & Glass	40.9	34.9	29.4
Total	682.0	571.7	505.4

Energy
Utility Coal	165.3	148.5	105.6
Coal & Petroleum Coke	49.2	47.3	41.8
Frac Sand	18.3	15.6	11.3
Crude Oil	72.4	43.4	36.3
Total	305.2	254.8	195.0

Intermodal	449.7	346.3	319.1

Automotive	258.4	183.2	172.7

Total Freight Revenues	3,189.4	2,797.4	2,493.7

Other Revenue	181.0	149.9	138.9

Total Revenues	$3,370.4	$2,947.3	$2,632.6

Major customers
No individual customer makes up greater than 10% of total consolidated revenues.
Contract Balances
The amount of revenue recognized in 2022 from performance obligations partially satisfied in the previous year was $17.9 million. The performance obligations that were unsatisfied or partially satisfied as of December 31, 2022, were $25.8 million, which represents in-transit shipments that are fully satisfied the following month.
A receivable is any unconditional right to consideration, and is recognized as shipments have been completed and the relating performance obligation has been fully satisfied. At December 31, 2022 and 2021, the accounts receivable, net balance

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
was $543.6 million and $271.0 million, respectively. Contract assets represent a conditional right to consideration in exchange for goods or services. The Company did not have any contract assets at December 31, 2022 and 2021.
Contract liabilities represent consideration received in advance from customers, and are recognized as revenue over time as the relating performance obligation is satisfied. The amount of revenue recognized in 2022 that was included in the opening contract liability balance was $34.1 million. The Company has recognized contract liabilities within the accounts payable and accrued liabilities and other long-term liabilities financial statement captions on the balance sheet.
The following tables summarize the changes in contract liabilities (in millions):

Contract liabilities	Years ended December 31,
	2022	2021
Beginning balance	$68.4	$29.9
Revenue recognized that was included in the contract liability balance at the beginning of the period	(34.1)	(29.7)
Increases due to consideration received, excluding amounts recognized as revenue during the period	29.8	68.2
Ending balance	$64.1	$68.4

Note 7. Property and Equipment (including Concession Assets)
The following tables list the major categories of property and equipment, including Concession assets, as well as the weighted-average composite depreciation rate for each category (in millions):

As of December 31, 2022	Cost	Accumulated Depreciation	Net Book Value	Depreciation Rates for 2022
Land	$244.7	$—	$244.7	N/A
Concession land rights	141.1	(33.6)	107.5	1.0%
Rail and other track material	2,394.8	(454.3)	1,940.5	1.9-3.6%
Ties	1,868.0	(475.8)	1,392.2	1.4-5.4%
Grading	1,013.1	(210.8)	802.3	1.0%
Bridges and tunnels	940.8	(192.3)	748.5	1.3%
Ballast	940.2	(277.8)	662.4	2.2-4.4%
Other (a)	1,652.5	(567.7)	1,084.8	3.0%
Total road property	8,809.4	(2,178.7)	6,630.7	2.7%
Locomotives	1,826.2	(637.0)	1,189.2	5.0%
Freight cars	995.0	(266.4)	728.6	2.9%
Other equipment	83.0	(41.1)	41.9	5.2%
Total equipment	2,904.2	(944.5)	1,959.7	4.3%
Technology and other	453.7	(335.6)	118.1	10.9%
Construction in progress	301.7	—	301.7	N/A
Total property and equipment (including Concession assets)	$12,854.8	$(3,492.4)	$9,362.4	N/A
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
Concession assets, net of accumulated amortization of $797.3 million and $744.8 million, totaled $2,472.0 million and $2,459.3 million at December 31, 2022 and 2021, respectively.
Depreciation and amortization of property and equipment (including Concession assets) totaled $390.9 million, $365.8 million and $357.9 million, for 2022, 2021, and 2020, respectively.
The Company has historically received assistance from governmental entities, typically in the form of cash, for purposes of making improvements to its rail network as part of public safety and/or economic revitalization initiatives. The governmental entity generally specifies how the monetary assistance is to be spent, and may include limited conditions requiring the Company to return the assistance. The Company accounts for this assistance received as reductions to property and equipment in the period in which the improvement is made, with the assistance being amortized as an offset to depreciation expense over the life of the improvement. As of December 31, 2022 and 2021, the total governmental assistance received, net of accumulated amortization, was $34.8 million and $37.3 million, respectively. For the year ended December 31, 2022, governmental assistance amortization was $2.5 million.
In 2020, $13.6 million of expense was recognized related to costs previously capitalized for the development of internal-use software. The development of the software was cancelled prior to completion and had no further use. The expense was recognized in write-off of software development costs in the consolidated statements of income.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
Note 8. Other Balance Sheet Captions
Other Current Assets. Other current assets included the following items at December 31 (in millions):

	2022	2021
Prepaid expenses	$28.4	$25.8
Refundable Mexican value added tax	78.9	78.0
Prepaid income taxes	14.3	19.0
Advances to affiliates	8.8	9.0
Other	8.4	10.3
Other current assets	$138.8	$142.1
Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities included the following items at December 31 (in millions):

	2022	2021
Accounts payable	$207.2	$169.7
Accrued wages and vacation	128.4	103.7
Accrued merger costs	55.8	37.3
Income and other taxes	41.9	37.0
Foreign currency forward contracts	41.0	1.8
Contract liabilities	31.3	30.0
Short-term operating lease liability	28.8	22.3
Interest payable	26.2	26.2
Derailments, personal injury and other claim provisions	25.1	27.5
Accrued rents and leases	13.3	7.7
Other	36.7	16.5
Accounts payable and accrued liabilities	$635.7	$479.7

Note 9. Fair Value Measurements
The Company’s assets and liabilities recognized at fair value have been categorized based upon a fair value hierarchy as described in Note 2, Significant Accounting Policies. As of December 31, 2022 and 2021, the Company’s derivative financial instruments are measured at fair value on a recurring basis and consist of foreign currency forward contracts and treasury lock agreements, which are classified as Level 2 valuations. The Company determines the fair value of its derivative financial instrument positions based upon pricing models using inputs observed from actively quoted markets and also takes into consideration the contract terms as well as other inputs, including market currency exchange rates.
The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings. The carrying value of the short-term financial instruments approximates their fair value.
The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The carrying value of the Company’s debt was $3,779.6 million and $3,777.6 million at December 31, 2022 and 2021, respectively. If the Company’s debt were measured at fair value, the fair value measurements of the individual debt instruments would have been classified as Level 2 in the fair value hierarchy.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
The fair value of the Company’s financial instruments is presented in the following table (in millions):

	December 31, 2022	December 31, 2021
	Level 2	Level 2
Assets
Treasury lock agreements	$—	$57.4
Liabilities
Debt instruments	3,308.3	4,311.1
Foreign currency derivative instruments	41.0	1.8

Note 10. Derivative Instruments
The Company enters into derivative transactions in certain situations based on management’s assessment of current market conditions and perceived risks. Management intends to respond to evolving business and market conditions and in doing so, may enter into such transactions as deemed appropriate.
Credit Risk. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages this risk by limiting its counterparties to large financial institutions which meet the Company’s credit rating standards and have an established banking relationship with the Company. As of December 31, 2022, the Company did not expect any losses as a result of default of its counterparties.
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
During the fourth quarter of 2022, KCS determined the forecasted refinancing of the 3.00% Senior Notes and the 3.85% Senior Notes was no longer considered probable to occur as financing costs have risen and the Company plans to extinguish the maturing debt with cash on hand and cash generated from operations. Accordingly, the Company removed the cash flow hedge designation to all tranches and derecognized the related unrealized gain in accumulated other comprehensive income (loss). The treasury lock instruments were settled and the Company recognized the gain on settlement of the interest rate derivative instruments of $259.3 million within the consolidated statements of income. The settlement of the treasury lock agreements was classified as an investing activity within the consolidated statements of cash flows.
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
Foreign Currency Derivative Instruments. The Company’s Mexican subsidiaries have net U.S. dollar-denominated monetary assets which, for Mexican income tax purposes, are subject to periodic revaluation based on changes in the value of the Mexican peso against the U.S. dollar. This revaluation creates fluctuations in the Company’s Mexican income tax expense and the amount of income taxes paid in Mexico. The Company hedges its exposure to this cash tax risk by entering into foreign

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
currency forward contracts, which involve the Company’s purchase of Mexican pesos and/or U.S. dollars at an agreed-upon weighted-average exchange rate to each U.S dollar or Mexican Peso.
Below is a summary of the Company’s 2022, 2021 and 2020 foreign currency derivative contracts (amounts in millions, except Ps./USD):

Foreign currency forward contracts
	Contracts to sell Ps./receive USD					Offsetting contracts to purchase Ps./pay USD
	Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Cash received/(paid) on settlement
Contracts executed in 2022 and outstanding	$535.0	Ps.	11,235.2	Ps.	21.0	—	—		—		—
Contracts executed in 2022 and settled in 2022	$110.0	Ps.	2,348.4	Ps.	21.3	$113.4	Ps.	2,348.4	Ps.	20.7	$(3.4)
Contracts executed in 2021 and settled in 2022	$270.0	Ps.	5,583.3	Ps.	20.7	$271.7	Ps.	5,583.3	Ps.	20.6	$(1.7)
Contracts executed in 2020 and settled in 2020	$75.0	Ps.	1,555.5	Ps.	20.7	$78.0	Ps.	1,555.5	Ps.	20.0	$(2.9)

	Contracts to purchase Ps./pay USD					Offsetting contracts to sell Ps./receive USD
	Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Notional amount	Notional amount		Weighted-average exchange rate (in Ps./USD)		Cash received/(paid) on settlement
Contracts executed in 2021 and settled in 2021	$100.0	Ps.	1,993.5	Ps.	19.9	$98.1	Ps.	1,993.5	Ps.	20.3	$(1.9)
Contracts executed in 2020 and settled in 2020	$555.0	Ps.	11,254.3	Ps.	20.3	$534.3	Ps.	11,254.3	Ps.	21.1	$(20.7)
Contracts executed in 2019 and settled in 2020	$105.0	Ps.	2,041.2	Ps.	19.4	$108.6	Ps.	2,041.2	Ps.	18.8	$3.6

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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
The following table presents the fair value of derivative instruments included in the consolidated balance sheets at December 31 (in millions):

	Derivative Assets
	Balance Sheet Location	2022	2021
Derivatives designated as hedging instruments:
Treasury lock agreements	Other assets	—	$57.4
Total derivatives designated as hedging instruments		—	57.4
Total derivative assets		—	$57.4

	Derivative Liabilities
	Balance Sheet Location	2022	2021
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued liabilities	$41.0	$1.8
Total derivatives not designated as hedging instruments		41.0	1.8
Total derivative liabilities		$41.0	$1.8

The following table summarizes the gross and net fair value of derivative liabilities (in millions):

As of December 31, 2022	Gross Liabilities	Gross Assets	Net Amounts Presented in the Consolidated Balance Sheets
Derivatives subject to a master netting arrangement or similar agreement	$41.0	—	$41.0
As of December 31, 2021
Derivatives subject to a master netting arrangement or similar agreement	$2.8	$(1.0)	$1.8

The following tables present the effects of derivative instruments on the consolidated statements of income and consolidated statements of comprehensive income for the years ended December 31 (in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative			Location of Gain/(Loss) Reclassified from AOCI into Income	Amount of Gain/(Loss) Reclassified from AOCI into Income
	2022	2021	2020		2022	2021	2020
Treasury lock agreements	$201.9	$21.8	$35.6	Interest expense	$(2.4)	$(2.5)	$(2.4)
				Gain on settlement of treasury lock agreements	259.3	—	—
Total	$201.9	$21.8	$35.6		$256.9	$(2.5)	$(2.4)

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		2022	2021	2020
Foreign currency forward contracts	Foreign exchange loss	$(44.3)	$(3.7)	$(22.5)
Total		$(44.3)	$(3.7)	$(22.5)

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

See Note 9, Fair Value Measurements, for the determination of the fair values of derivatives.

Note 11. Short-Term Borrowings
Commercial Paper. The Company’s commercial paper program generally serves as the primary means of short-term funding. As of December 31, 2022, and 2021, KCS had no commercial paper outstanding. For the years ended December 31, 2022, 2021 and 2020, commercial paper borrowings were outstanding for less than 90 days and the related activity is presented on a net basis in the consolidated statements of cash flows.

Note 12. Long-Term Debt
Long-term debt at December 31 (in millions):

	2022			2021
	Principal	Unamortized Discount and Debt Issuance Costs	Net	Principal	Unamortized Discount and Debt Issuance Costs	Net
Revolving credit facilities, variable interest rate, due 2024	$—	$—	$—	$—	$—	$—
KCS 3.00% senior notes, due 2023	439.1	0.3	438.8	439.1	1.0	438.1
KCS 3.85% senior notes, due 2023	199.2	0.2	199.0	199.2	0.5	198.7
KCS 3.125% senior notes, due 2026	250.0	1.3	248.7	250.0	1.7	248.3
KCS 2.875% senior notes, due 2029	425.0	3.0	422.0	425.0	3.4	421.6
KCS 4.30% senior notes, due 2043	448.7	7.8	440.9	448.7	8.1	440.6
KCS 4.95% senior notes, due 2045	499.2	6.4	492.8	499.2	6.7	492.5
KCS 4.70% senior notes, due 2048	500.0	5.4	494.6	500.0	5.6	494.4
KCS 3.50% senior notes, due 2050	550.0	10.1	539.9	550.0	10.4	539.6
KCS 4.20% senior notes, due 2069	425.0	6.7	418.3	425.0	6.8	418.2
KCSR 3.85% to 4.95% senior notes, due through 2045	2.7	—	2.7	2.7	—	2.7
KCSM 3.00% senior notes, due 2023	5.6	—	5.6	5.6	—	5.6
RRIF loans 2.96% to 4.29%, due serially through 2037	57.7	0.3	57.4	62.0	0.3	61.7
Finance lease obligations, due serially to 2027	18.7	—	18.7	15.4	—	15.4
Other debt obligations	0.2	—	0.2	0.2	—	0.2
Total	3,821.1	41.5	3,779.6	3,822.1	44.5	3,777.6
Less: Debt due within one year	655.5	0.5	655.0	8.8	—	8.8
Long-term debt	$3,165.6	$41.0	$3,124.6	$3,813.3	$44.5	$3,768.8
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
Borrowings under the Revolving Credit Facility bear interest at floating rates. Depending on the Company’s credit rating, the margin that KCS would pay above the London Interbank Offered Rate (“LIBOR”) at any point is between 1.000% and 1.750%. As of December 31, 2022, the margin was 1.25% based on KCS’s current credit rating.
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
As of December 31, 2022 and 2021, KCS had no outstanding borrowings under the revolving credit facility.
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
Debt Covenants Compliance
The Company was in compliance with all of its debt covenants as of December 31, 2022.
Other Debt Provisions
Certain loan agreements and debt instruments entered into or guaranteed by the Company and its subsidiaries provide for default in the event of a specified change in control of the Company or particular subsidiaries of the Company.
Debt Maturities
Minimum annual payments for debt maturities are as follows (in millions):

Years	Long-Term Debt	Net Present Value Finance Leases	Total
2023	$649.2	$6.3	$655.5
2024	4.6	4.3	8.9
2025	5.0	4.1	9.1
2026	255.0	3.6	258.6
2027	5.2	0.4	5.6
Thereafter	2,883.4	—	2,883.4
Total	$3,802.4	$18.7	$3,821.1

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
Tax Expense. Income tax expense consists of the following components (in millions):

	2022	2021	2020
Current:
Federal	$88.4	$18.1	$(1.9)
State and local	8.2	2.7	1.6
Foreign	194.3	167.1	155.0
Total current	290.9	187.9	154.7
Deferred:
Federal	52.7	21.2	49.4
State and local	(3.3)	(1.6)	13.8
Foreign	(14.4)	3.6	(13.8)
Total deferred	35.0	23.2	49.4
Total income tax expense	$325.9	$211.1	$204.1

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
Income before income taxes consists of the following (in millions):

	2022	2021	2020
Income before income taxes:
U.S.	$662.1	$148.6	$329.0
Foreign	647.6	589.5	494.2
Total income before income taxes	$1,309.7	$738.1	$823.2
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 follow (in millions):

	2022	2021
Assets:
Reserves not currently deductible for tax	$65.5	$42.5
Compensation and benefits	32.0	28.0
Lease liability	26.9	19.4
Tax credit and loss carryovers	14.8	26.4
Other	26.5	6.5
Gross deferred tax assets before valuation allowance	165.7	122.8
Valuation allowance	(2.1)	(7.3)
Net deferred tax assets	163.6	115.5
Liabilities:
Property	(1,317.1)	(1,253.0)
Investments	(57.9)	(56.0)
Other	(25.7)	(20.2)
Gross deferred tax liabilities	(1,400.7)	(1,329.2)
Net deferred tax liability	$(1,237.1)	$(1,213.7)

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
Tax Rates. Differences between the Company’s effective income tax rate and the U.S. federal statutory income tax rate of 21% follow (in millions):

	2022		2021		2020
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Income tax expense using the statutory rate in effect	$275.0	21.0%	$155.0	21.0%	$172.9	21.0%
Tax effect of:
Difference between U.S. and foreign tax rate	57.4	4.4%	51.9	7.0%	44.1	5.4%
Inflation	(25.8)	(2.0%)	(10.4)	(1.4%)	(4.9)	(0.6%)
Tax credits	(11.9)	(0.9%)	(11.7)	(1.6%)	(13.8)	(1.7%)
Foreign exchange (i)	9.4	0.7%	5.9	0.8%	(3.4)	(0.4%)
State and local income tax provision, net	9.1	0.7%	0.2	—	12.5	1.5%
Withholding tax	8.5	0.6%	8.5	1.2%	9.9	1.2%
Non-deductible executive compensation	3.6	0.3%	14.7	2.0%	1.8	0.2%
Non-deductible transaction costs	0.6	—	14.0	1.9%	—	—
Global intangible low-taxed income tax, net	0.1	—	0.4	0.1%	(14.5)	(1.8%)
Share-based compensation	—	—	(25.2)	(3.4%)	(4.6)	(0.6%)
Other, net	(0.1)	0.1%	7.8	1.0%	4.1	0.6%
Income tax expense	$325.9	24.9%	$211.1	28.6%	$204.1	24.8%
_____________________
(i)The Company’s Mexican subsidiaries have net U.S. dollar-denominated monetary assets which, for Mexican income tax purposes, are subject to periodic revaluation based on changes in the value of the Mexican peso against the U.S. dollar. This revaluation creates fluctuations in the Company’s Mexican income tax expense in the consolidated statements of income and the amount of income taxes paid in Mexico. The Company also has net monetary assets denominated in Mexican pesos, that are subject to periodic re-measurement and settlement that creates fluctuations in foreign currency gains and losses in the consolidated statements of income. The Company hedges its net exposure to variations in earnings by entering into foreign currency forward contracts. The foreign currency forward contracts involve the Company’s agreement to buy or sell pesos at an agreed-upon exchange rate on a future date. Refer to Note 10, Derivative Instruments for further information.
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
Tax Carryovers. The Company has U.S. state net operating losses which are carried forward from 10 years to indefinitely and are analyzed each year to determine the likelihood of realization. The state loss carryovers arise from both combined and separate tax filings from as early as 2001 and may expire as early as December 31, 2023. The state loss carryover at December 31, 2022 was $64.9 million resulting in a state deferred tax asset of $7.2 million.
The Mexico federal loss carryovers at December 31, 2022, were $27.0 million resulting in a net deferred tax asset of $7.9 million, and, if not used, will begin to expire in 2026. A deferred tax asset was recognized in prior periods for the expected future tax benefit of these losses which will be carried forward to reduce only Mexican income tax payable in future years.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
The valuation allowance for deferred tax assets as of December 31, 2022 and 2021, was $2.1 million and $7.3 million, respectively, primarily attributable to state net operating loss and capital loss carryovers. The Company believes it is more likely than not that reversals of existing temporary differences that will produce future taxable income and the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of valuation allowances, related to loss carryovers.
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

	2022	2021
Balance at January 1,	$2.2	$2.2
Additions for tax positions of prior years	1.3	—
Reductions for settlement with taxing authorities	(2.2)	—
Balance at December 31,	$1.3	$2.2
The unrecognized tax benefit would affect the effective income tax rate if recognized, and is not expected to change in the next twelve months.
Interest, inflation and penalties related to uncertain tax positions are included in income before taxes on the consolidated statements of income. Accrued interest, inflation and penalties on unrecognized tax benefits was $2.6 million and $0.1 million at December 31, 2022 and 2021, respectively. Interest, inflation and penalty expense was $2.6 million and less than $0.1 million for 2022 and 2021, respectively.
Tax Contingencies. Tax returns filed in the U.S. for periods after 2017 and in Mexico for periods after 2014 remain open to examination by the taxing authority. The Internal Revenue Service (“IRS”) has completed its examination of the 2017 deemed mandatory repatriation tax included in the 2017 U.S. federal tax return and the 2016 U.S. federal tax return with no material impact to the consolidated financial statements. The Servicio de Administración Tributaria (“SAT”), the Mexican equivalent of the IRS, has initiated examinations of the KCSM 2015 through 2020 Mexico tax returns and the Financiera Inspira, S.A. de C.V. SOFOM, E.N.R. 2016 and 2017 Mexico tax returns. The Company does not expect that these examinations will have a material impact on the consolidated financial statements. During 2017, the Company received audit assessments from the SAT for the KCSM 2009 and 2010 Mexico tax returns. The Company commenced administrative actions with the SAT and the audit assessments were subsequently nullified. In the third quarter of 2018, the SAT issued new assessments and the Company filed administrative appeals with the SAT. During the first quarter of 2022, the Company received an audit assessment from the SAT for the KCSM 2013 Mexico tax return and filed an administrative appeal of the assessment in the second quarter of 2022.
On April 13, 2022, the SAT used an electronic tax mailbox to deliver an audit assessment on the 2014 KCSM tax returns, which as of December 31, 2022 was Ps.5.7 billion (approximately $296.0 million USD) of tax, interest, penalties and inflation (the “2014 Audit Assessment”). In 2014, KCSM filed an amparo lawsuit with the district court, objecting to the SAT’s electronic accounting requirements, including the SAT’s use of the electronic tax mailbox, and KCSM was granted a permanent injunction in 2015 preventing the SAT from delivering any notification of assessments using the electronic tax mailbox. The permanent injunction remained in effect through the date the SAT issued the 2014 Audit Assessment. The Company became aware of the 2014 Audit Assessment on June 30, 2022 and based on the permanent injunction on the electronic accounting requirements, the Company believed it had thirty business days from that date to file an appeal. On July 7, 2022, the Company filed an administrative appeal of the 2014 Audit Assessment with the SAT. During the third quarter of 2022, the SAT dismissed the administrative appeal of the 2014 Audit Assessment on the basis it wasn’t filed timely. During the fourth quarter of 2022, the Company filed a nullification lawsuit in Mexican court challenging the SAT dismissal of the administrative appeal of the

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
2014 Audit Assessment. The Company believes that it has strong legal arguments in its favor and it is more likely than not that the administrative appeal of the 2014 Audit Assessment was timely filed.

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
On July 1, 2022, the SAT froze KCSM’s Mexico bank accounts without any request for payment of the 2014 Audit Assessment or notification of the freeze. The Company filed an amparo lawsuit challenging the legality of the bank account freeze. The district court issued a permanent injunction requiring the SAT to remove the freeze subject to KCSM posting a performance bond or other collateral upon the SAT demonstrating a tax obligation exists. In August 2022, KCSM posted a performance bond in the amount of Ps.5.6 billion (approximately $291.0 million USD) and the bank account freeze was removed. On January 5, 2023, the administrative court granted KCSM a permanent injunction to prevent any collection by the SAT. The freeze and cost of obtaining the performance bond did not have a significant impact on KCSM’s cash flows or operations. The provision of the performance bond is not an agreement or concession with regard to the 2014 Audit Assessment and in no way impacts KCSM’s ability to further defend its tax position.
The Company believes that it has strong legal arguments in its favor and it is more likely than not that it will prevail in any challenge of the assessments.
Refundable Mexican Value Added Tax. KCSM is not required to charge its customers value added tax (“VAT”) on international import or export transportation services, which prior to 2022 resulted in KCSM paying more VAT on its expenses than it collected from customers. These excess VAT payments are refundable by the Mexican government. Prior to 2019, Mexican companies could offset their monthly refundable VAT balance with other tax obligations. In January 2019, Mexico tax reform eliminated the ability to offset other tax obligations with refundable VAT. From 2019 through 2021, KCSM has generated a refundable VAT balance and filed refund claims with the SAT, which have not been refunded.
In November 2021, changes to the VAT law were announced and became effective beginning January 1, 2022. These changes reduced the recoverability of VAT paid by KCSM on its expenditures that support international import transportation service revenues that are not subject to a VAT charge. VAT that is unrecoverable from the Mexican government results in incremental VAT expense for KCSM. Beginning in 2022, KCSM changed certain service offering to either require VAT to be charged to customers on revenue, or impose a rate increase to offset the incremental VAT expense. These measures implemented by KCSM increased the VAT to be collected from customers and payable to the Mexican government.
As of December 31, 2022 and 2021, the KCSM refundable VAT balance was $78.9 million and $152.2 million, respectively. KCSM has prior favorable Mexican court decisions and a legal opinion supporting its right under Mexican law to recover the refundable VAT balance from the Mexican government and believes the VAT to be fully recoverable. KCSM will recover the refundable VAT balance as a VAT billed to customers exceeds creditable VAT charged by vendors. As of December 31, 2022 and 2021, $78.9 million and $78.0 million, respectively, of the refundable VAT balance was classified as a short-term asset.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
Note 14. Stockholder(s)’ Equity
Capital Stock. The Company had 100 shares of $0.01 par, common stock authorized, issued, and outstanding at December 31, 2022 and 2021.
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
Treasury Stock. Shares of common stock in treasury and related activity prior to the merger follow:

	2021	2020
Balance at beginning of year	32,305,078	27,236,516
Shares repurchased	233,402	5,350,976
Shares issued to fund stock option exercises	(189,775)	(133,951)
Employee stock purchase plan shares issued	(41,338)	(51,658)
Nonvested shares issued	(50,127)	(111,003)
Nonvested shares forfeited	16,808	14,198
Conversion of restricted shares to cash	25,049	—
Recapitalization of equity	(32,299,097)	—
Balance at end of year	—	32,305,078
Cash Dividends to Canadian Pacific. Pursuant to the Merger Agreement, during 2022 KCS paid cash dividends of $880.0 million to a wholly-owned subsidiary of CP.
Cash Dividends on Common Stock. The following table presents the amount of cash dividends declared per common share by the Company’s Board of Directors on the Company’s historical common stock prior to the merger:

	2021	2020
Cash dividends declared per common share	$1.62	$1.64

Note 15. Share-Based Compensation
In March 2021, pursuant to the merger agreement in effect at that time, the number of shares available to grant from the 2017 equity incentive plan (“2017 Plan”) was limited to a pool of 64,051 shares to be granted in the form of restricted share awards with a vesting period of not less than 1 year. The pool expired in August 2021 and no further awards were granted. In December 2021, upon the effective date of the merger, the 2017 Plan was terminated.
On December 14, 2021, upon CP’s acquisition of the Company’s common stock per the Merger Agreement, the vesting of certain unvested share-based compensation arrangements of the Company was accelerated. These awards included unvested restricted shares awarded prior to the initial merger announcement on March 21, 2021, and unvested options, which were cash settled at the Merger Consideration value less the option’s exercise price. Unvested restricted shares awarded after the initial announcement of the merger on March 21, 2021, were replaced with a fixed, cash-based award that entitled the holder thereof, upon vesting at the end of the requisite service period, to receive an amount in cash equal to the Merger Consideration. Unvested performance share awards were replaced with a fixed, cash-based award that entitles the holder thereof, upon vesting

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
at the end of the award’s original, three-year requisite service period, to receive an amount in cash equal to the Merger Consideration value of $301.20 for each performance share award held multiplied by the maximum performance factor of 200% of the original target award. In the fourth quarter of 2021, the Company recognized $55.9 million of compensation expense from the accelerated vesting, increase in fair value and replacement of awards into a fixed, cash-based award in merger costs, net within the consolidated statements of income. As the equity incentive plan was terminated in 2021, no further equity or liability classified awards occurred. Therefore, the following disclosures are for prior year awards only.
Stock Options. The exercise price for options granted under the equity incentive plans equaled the closing market price of the Company’s stock on the date of grant. Options generally had a 3-year vesting period and were exercisable over the 10-year contractual term. The grant date fair value was recorded to expense on a straight-line basis over the vesting period.
The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used were as follows:

	2021	2020
Expected dividend yield	0.83%	1.04%
Expected volatility	30.86%	26.07%
Risk-free interest rate	0.74%	1.27%
Expected term (years)	6.0	5.7
Weighted-average grant date fair value of stock options granted	$58.74	$37.79
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
Excluding the cost recognized in connection with the merger, compensation cost of $3.9 million and $4.0 million was recognized for stock option awards for the years ended December 31, 2021 and 2020, respectively. The total income tax benefit recognized in the consolidated statements of income was $0.9 million and $1.0 million for the years ended December 31, 2021 and 2020, respectively.
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
Additional information regarding stock option exercises appears in the table below (in millions):

	2021	2020
Aggregate grant-date fair value of stock options vested	$8.5	$3.7
Intrinsic value of stock options exercised	34.9	13.9
Cash received from option exercises	19.9	9.9
Tax benefit from options exercised during the annual period	7.8	3.5
Nonvested Stock. The plan provided for the granting of nonvested stock awards to officers and other designated employees. The grant date fair value was based on the closing market price on the date of the grant. These awards are subject to

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
forfeiture if employment terminates during the vesting period, which is generally 1 year or 5 years of vesting for employees. Awards granted to the Company’s directors vested immediately on date of grant. The grant date fair value of nonvested shares was recognized to compensation expense on a straight-line basis over the vesting period.
The fair value (at vest date) of shares vested during the years ended December 31, 2021 and 2020 was $59.2 million and $15.3 million, respectively.
The weighted-average grant date fair value of nonvested stock granted during 2021 and 2020 was $248.88 and $147.82, respectively. Excluding the cost recognized in connection with the Merger Agreement, compensation cost for nonvested stock was $9.8 million and $10.5 million, for the years ended December 31, 2021 and 2020, respectively. The total income tax benefit recognized within the consolidated statements of income was $2.4 million and $2.6 million for the years ended December 31, 2021 and 2020, respectively.
For the nonvested stock granted prior to March 21, 2021, the awards were fully vested on December 3, 2021, at a price of $290.71 per share. The grantee received KCS common shares, net of shares withheld for taxes, based on the $290.71 price per share for each nonvested share held at that date. The acceleration of vesting resulted in $9.6 million of additional expense recognized in merger costs, net within the consolidated statements of income. The income tax benefit recognized from the acceleration of vesting was $2.4 million. Upon CP’s acquisition of the Company’s common stock per the Merger Agreement, the grantee received the per share Merger Consideration value for each KCS common share held. For the nonvested stock granted after March 21, 2021, each nonvested share was replaced with a cash-based award that entitles the holder to receive a fixed amount in cash equal to the Merger Consideration value of $301.20 upon rendering of the requisite service. The remaining unamortized expense will be recognized to merger costs on a straight-line basis over the remaining vesting period, which is through 2026 and is subject to the terms of the original award agreement as modified by the Merger Agreement.
Performance Based Awards. The Company granted performance based nonvested stock awards during 2021 (the “2021 Awards”) and 2020 (the “2020 Awards”). The awards granted provided a target number of shares that vest at the end of a 3-year requisite service period following the grant date. In addition to the service condition, the number of nonvested shares to be received depended on the attainment of defined Company-wide performance goals based on operating ratio (“OR”) and return on invested capital (“ROIC”) over a 3-year performance period. The awards were also subject to a revenue growth multiplier based on a 3-year performance period calculated as defined in the related award agreement that can range from 80% to 120% of the award earned based on the OR and ROIC achieved. The number of nonvested shares ultimately earned would range between zero to 200% of the target award.
The weighted-average grant date fair value of performance based nonvested stock granted during 2021 and 2020 was $211.10 and $157.75, respectively. The Company expensed the grant date fair value of the awards which were probable of being earned over the performance periods. Excluding the cost recognized in connection with the Merger Agreement, compensation cost on performance based awards was $10.1 million and $8.6 million for the years ended December 31, 2021 and 2020, respectively. Total income tax benefit recognized within the consolidated statements of income for performance based awards was $2.5 million and $2.1 million for the years ended December 31,2021 and 2020, respectively.
The fair value (at vest date) of shares vested for the years ended December 31, 2021 and 2020 was $11.7 million, and $7.8 million, respectively.
Upon CP’s acquisition of the Company’s common stock per the Merger Agreement, the unvested performance share awards were replaced with a fixed, cash-based award that entitles the holder thereof, upon vesting at the end of the award’s original, three-year requisite service period, to receive an amount in cash equal to the Merger Consideration value of $301.20 for each performance share award held multiplied by the maximum performance factor of 200% of the original target award. The increase in the fair value of the award and the number of awards to be issued resulted in additional expense of $34.0 million recognized in merger costs, net within the consolidated statements of income for the requisite service that had been provided as of December 31, 2021. The income tax benefit recognized for the additional expense was $10.7 million. The remaining unamortized expense will be recognized to merger costs over the remaining vesting period, which is through 2024 and is subject to the terms of the original award agreement as modified by the Merger Agreement.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
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
The fair value of the ESPP stock purchase rights was estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used for each of the respective periods were as follows:

	Years Ended December 31,
	2021	2020
Expected dividend yield	0.88%	1.07%
Expected volatility	18.65%	30.55%
Risk-free interest rate	0.05%	1.01%
Expected term (years)	0.5	0.5
Weighted-average grant date fair value	$40.40	$35.14
Compensation expense of $0.7 million and $1.7 million was recognized for ESPP option awards for the years ended December 31, 2021 and 2020, respectively.

Note 16. Commitments and Contingencies
Concession Duty. Under KCSM’s 50-year Concession, which could expire in 2047 unless extended, KCSM pays annual concession duty expense of 1.25% of gross revenues. For the year ended December 31, 2022, the concession duty expense, which is recorded within materials and other in operating expenses, was $21.2 million, compared to $18.7 million and $17.4 million for the same periods in 2021 and 2020, respectively.
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

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
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
Personal Injury. The Company’s personal injury liability is based on semi-annual actuarial studies performed on an undiscounted basis by an independent third party actuarial firm and reviewed by management. This liability is based on personal injury claims filed and an estimate of claims incurred but not yet reported. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Adjustments to the liability are reflected within operating expenses in the period in which changes to estimates are known. Personal injury claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The personal injury liability as of December 31, 2022, is based on an updated actuarial study of personal injury claims through October 31, 2022, and review of the last two months’ experience. For the year ended December 31, 2022, the Company recognized an increase of $1.4 million in personal injury liability due to changes in estimates as a result of the Company’s semi-annual actuarial studies and $18.3 million due to accruals, including unfavorable judgments on claims filed against the Company. These increases were partially offset by a decrease of $15.6 million due to payments made on claims during 2022.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
The personal injury liability activity was as follows (in millions):

	2022	2021
Balance at beginning of year	$32.6	$31.3
Accruals	18.3	6.3
Changes in estimate	1.4	(1.4)
Payments	(15.6)	(3.6)
Balance at end of year	$36.7	$32.6
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
On July 14, 2022, KCSM reached an agreement with the SICT to fund a new investment in the Celaya-NBA Line Railway Bypass and related infrastructure in an amount not to exceed Ps.4.0 billion (approximately $200.0 million USD). In exchange for the investment, the SICT agreed to amend KCSM’s Concession Title effective July 14, 2022, to extend the exclusivity rights granted to KCSM for an additional period of 10 years. Under this amendment, KCSM’s exclusivity will now expire in 2037.
Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness, bankruptcy, insolvency or liquidation of a customer, or weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and its operating results. If the financial condition of the Company’s customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate as of December 31, 2022.
Panama Canal Railway Company (”PCRC”) Guarantees and Indemnities. At December 31, 2022, the Company had issued and outstanding $5.8 million under a standby letter of credit to fulfill its obligation to fund fifty percent of the debt service reserve and liquidity reserve established by PCRC in connection with the issuance of the 7.0% Senior Secured Notes due November 1, 2026 (the “PCRC Notes”). Additionally, KCS has pledged its shares of PCRC as security for the PCRC Notes.

Kansas City Southern and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Note 17. Quarterly Financial Data (Unaudited)

	Fourth	Third	Second	First
	(In millions, except per share amounts)
2022
Revenues	$864.5	$882.2	$845.5	$778.2
Operating income (i)	298.2	325.0	312.8	291.1
Net income (ii)	400.0	201.7	194.1	188.0
Net income attributable to Kansas City Southern and subsidiaries	399.4	201.3	194.1	187.4

2021
Revenues	$747.8	$744.0	$749.5	$706.0
Operating income (loss) (iii)	810.6	251.9	(431.7)	253.0
Net income (loss)	595.1	156.5	(378.0)	153.4
Net income (loss) attributable to Kansas City Southern and subsidiaries	594.5	156.2	(378.5)	153.0
_____________________
(i) During the first, second, third and fourth quarters of 2022, the Company recognized pre-tax net merger costs of $12.8 million, $12.5 million, $11.5 million, and $9.8 million, respectively, related to the Company’s merger with CP.
(ii) During the fourth quarter of 2022, the Company recognized the gain on settlement of the interest rate derivative instruments of $259.3 million. Refer to Note 10, Derivative Instruments for more information.
(iii) During the first, second, third and fourth quarters of 2021, the Company recognized pre-tax net merger costs (income) of $19.3 million, $720.8 million, $36.5 million, and $(512.6) million, respectively, related to the Company’s various merger activities. The large fluctuations between the quarters are driven by the recognition and reversal of merger termination fees. For the year ended December 31, 2021, KCS incurred $1,400.0 million of merger termination fees, completely offset by the recovery of $1,400.0 million of merger termination fees recognized in merger costs, net within the consolidated statements of income. See more details in Note 3, Merger Agreement.

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
The following tables provide information by geographic area (in millions):

	Years ended December 31,
	2022	2021	2020
Revenues
U.S.	$1,816.2	$1,580.6	$1,388.5
Mexico	1,554.2	1,366.7	1,244.1
Total revenues	$3,370.4	$2,947.3	$2,632.6

	December 31,
	2022	2021
Property and equipment (including Concession assets), net
U.S.	$5,885.3	$5,744.4
Mexico	3,477.1	3,464.9
Total property and equipment (including Concession assets), net	$9,362.4	$9,209.3

Note 19. Subsequent Events
KCS Dividend to CP
On February 1, 2023, KCS paid a cash dividend of $225.0 million to a wholly-owned subsidiary of CP.
Foreign Currency Hedging
At December 31, 2022, the Company had outstanding foreign currency forward contracts with an aggregate notional amount of $535.0 million, which matured during January 2023 and obligated the Company to sell a total of Ps.11,235.2 million at a weighted-average rate of Ps.21.0 to each U.S. dollar. During January 2023, the Company entered into offsetting contracts with an aggregate notional amount of $581.4 million, which matured during January 2023 and obligated the Company to purchase a total of Ps.11,235.2 million at a weighted-average exchange rate of Ps.19.3 to each U.S. dollar, resulting in cash paid of $46.4 million.
During January 2023, the Company entered into several foreign currency forward contracts with an aggregate notional amount of $250.0 million and maturity dates in 2023 and 2024. These contracts obligated the Company to sell a total of Ps.5,114.6 million at a weighted-average exchange rate of Ps.20.5 to each U.S. dollar.
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

Item 9A.Controls and Procedures
(a) Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2022.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at a reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
(c) Internal Control over Financial Reporting
The report of management on the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) is included as “Management’s Report on Internal Control over Financial Reporting” in Item 8, Financial Statements and Supplementary Data.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s financial statements contained herein, also audited the Company’s internal control over financial reporting as of December 31, 2022. The audit report is included in Item 8, Financial Statements and Supplementary Data.

Item 9B.Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

Part III

Item 10.Directors, Executive Officers and Corporate Governance
(a) Directors of the Company
The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2022, and is incorporated herein by reference.
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
(d) Audit Committee and Audit Committee Financial Experts
The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2022, and is incorporated herein by reference.
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

Item 11.Executive Compensation
The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2022, and is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2022, and is incorporated herein by reference.
Equity Compensation Plan Information
Refer to Item 8, Financial Statements and Supplementary Data — Note 15, Share-Based Compensation for more information.

Item 13.Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2022, and is incorporated herein by reference.

Item 14.Principal Accountant Fees and Services
The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2022, and is incorporated herein by reference.

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

4.2.2
Second Supplemental Indenture, dated December 14, 2021, among KCSR, the Company, Cygnus Merger Sub 1 Corporation, the Guarantors and the U.S. Bank National Association, as trustee and paying agent, attached as Exhibit 4.2.2 to the Company's Form 10-K for the year ended December 31, 2021, filed on February 1, 2022 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.2.2.

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

4.4.3
Second Supplemental Indenture, dated December 14, 2021, among KCSR, the Company, Cygnus Merger Sub 1 Corporation, the Guarantors and U.S. Bank National Association, as trustee and paying agent, attached as Exhibit 4.4.3 to the Company's Form 10-K for the year ended December 31, 2021, filed on February 1, 2022 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.4.3.

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

4.5.4
Third Supplemental Indenture, dated December 14, 2021, among KCSR, the Company, Cygnus Merger Sub 1 Corporation, the Note Guarantors and U.S. Bank National Association, as trustee, attached as Exhibit 4.5.4 to the Company's Form 10-K for the year ended December 31, 2021, filed on February 1, 2022 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.5.4.

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

4.6.15
Twelfth Supplemental Indenture, dated December 14, 2021, among the Company, Cygnus Merger Sub 1 Corporation, the Note Guarantors and U.S. Bank National Association, as trustee, attached as Exhibit 4.6.15 to the Company's Form 10-K for the year ended December 31, 2021, filed on February 1, 2022 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.6.15.

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

10.4*	Kansas City Southern Executive Plan (Amended and Restated January 19, 2022) is attached to this Form 10-K as Exhibit 10.4.

Exhibit	Description
10.5*
Kansas City Southern Executive Deferred Compensation Plan, dated August 31, 2018, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2018, filed on October 19, 2018 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.

10.5.1*
Kansas City Southern Executive Deferred Compensation Plan Amendment No. 1, dated November 2, 2021, attached as Exhibit 10.5.1 to the Company's Form 10-K for the year ended December 31, 2021, filed on February 1, 2022 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.1.

10.6*
Kansas City Southern Annual Incentive Plan, as amended and restated November 9, 2018, filed as Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2018, filed on January 25, 2019 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.6.

10.7
English translation of concession title granted by the Secretaría de Comunicaciones y Transportes (“SICT”) in favor of Ferrocarril del Noreste, S.A. de C.V. (“FNE”), dated December 2, 1996, filed as Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2011, filed on February 8, 2012 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.7.

10.7.1
English translation of amendment, dated February 12, 2001, filed as Exhibit 10.10.1 to the Company’s Form 10-K for the year ended December 31, 2011, filed on February 8, 2012 (File No. 1-4717), of concession title granted by SICT in favor of KCSM, formerly known as FNE, December 2, 1996, is incorporated herein by reference as Exhibit 10.7.1.

10.7.2
English translation of amendment no. 2, dated November 22, 2006, filed as Exhibit 10.10.2 to the Company’s Form 10-K for the year ended December 31, 2011, filed on February 8, 2012 (File No. 1-4717), of concession title granted by SICT in favor of KCSM, formerly known as FNE, December 2, 1996, as amended February 12, 2001, is incorporated herein by reference as Exhibit 10.7.2.

10.7.3
English translation of amendment no. 3, dated December 31, 2013, of concession title granted by SICT in favor of KCSM, formerly known as FNE, December 2, 1996, as amended February 12, 2001 and November 22, 2006, filed as Exhibit 10.8.3 to the Company’s Form 10-K for the year ended December 31, 2016, filed on January 27, 2017 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.7.3.

10.7.4
English translation of amendment no. 4, dated December 20, 2017, of concession title granted by SICT in favor of KCSM, formerly known as FNE, December 2, 1996, as amended February 12, 2001, November 22, 2006 and December 31, 2013, filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2019, filed on April 17, 2019 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.7.4.

10.7.5
English translation of amendment no. 5, dated April 27, 2018, of concession title granted by SICT in favor of KCSM, formerly known as FNE, December 2, 1996, as amended February 12, 2001, November 22, 2006, December 31, 2013 and December 20, 2017, filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2019, filed on April 17, 2019 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.7.5.

10.7.6
English translation of amendment no. 6, dated July 14, 2022, of concession title granted by SICT in favor of KCSM, formerly known as FNE, December 2, 1996, as amended February 12, 2001, November 22, 2006, December 31, 2013, December 20, 2017, and April 27, 2018, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2022, filed on July 28, 2022 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.7.6.

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

10.11.1
Amendment, Consent and Waiver to Financing Agreement, dated as of December 31, 2021, between The Kansas City Southern Railway Company and the United States Department of Transportation, an agency of the United States of America, acting by and through the Executive Director of the Build America Bureau, attached as Exhibit 10.11.1 to the Company's Form 10-K for the year ended December 31, 2021, filed on February 1, 2022 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.11.1.

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

10.12.2
Agreement No. 1 to Amend Financing Agreement, Guaranty Agreement and Issue a Waiver, dated as of February 16, 2007, among the United States of America, represented by the Secretary of Transportation acting through the Administrator of the Federal Railroad Administration, the Company, and The Texas Mexican Railway Company, attached as Exhibit 10.12.2 to the Company's Form 10-K for the year ended December 31, 2021, filed on February 1, 2022 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.12.2.

10.12.3
Amendment and Consent to Financing Agreement, dated as of December 31, 2021, between The Texas Mexican Railway Company, and the United States Department of Transportation, an agency of the United States of America, acting by and through the Executive Director of the Build America Bureau, attached as Exhibit 10.12.3 to the Company's Form 10-K for the year ended December 31, 2021, filed on February 1, 2022 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.12.3.

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

10.13.2
Assumption Agreement and Joinder dated as of December 14, 2021, among the Company, Cygnus Merger Sub 1 Corporation, and Bank of America, N.A. as administrative agent, attached as Exhibit 10.13.2 to the Company's Form 10-K for the year ended December 31, 2021, filed on February 1, 2022 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.13.2.

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

10.16*
Form of Severance Agreement (Officer Version, which the Company has entered into with each of Michael W. Upchurch, Jeffrey M. Songer, Michael J. Naatz and Adam J. Godderz), filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 21, 2019 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.16.

10.17*
Kansas City Southern 2017 Equity Incentive Plan, effective May 4, 2017 (the “2017 Plan”), filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2017 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.17.

10.17.1*
Form of Non-Qualified Stock Option, Restricted Share and Performance Award Agreement under the 2017 Plan for the 2020 Long-Term Incentive Program, attached as Exhibit 10.17.2 to the Company's Form 10-K for the year ended December 31, 2021, filed on February 1, 2022 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.17.1.

10.17.2*
Form of Non-Qualified Stock Option, Restricted Share and Performance Award Agreement under the 2017 Plan for the 2021 Long-Term Term Incentive Program, attached as Exhibit 10.17.3 to the Company's Form 10-K for the year ended December 31, 2021, filed on February 1, 2022 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.17.2.

10.18*
Form of Letter Agreement, dated September 15, 2021, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 15, 2021 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.18.

10.19*
Form of Retention Award Agreement, dated September 2021, attached as Exhibit 10.19 to the Company's Form 10-K for the year ended December 31, 2021, filed on February 1, 2022 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.19.

10.20*	Form of Restricted Cash Award and Performance Cash Award Agreement for purposes of 2022 Long-Term Incentive awards, is attached to this Form 10-K as Exhibit 10.20.

21.1	Subsidiaries of the Company

22.1
List of Issuers and Guarantor Subsidiaries, filed as Exhibit 22.1 to the Company’s Form 10-Q for the quarter ended March 31, 2020, filed on April 17, 2020 (File No. 1-4717), is incorporated herein by reference as Exhibit 22.1.

24.1	Power of Attorney (contained in the signature page herein).

31.1	Certification of Patrick J. Ottensmeyer, Chief Executive Officer of the Company, is attached to this Form 10-K as Exhibit 31.1.

31.2	Certification of Michael W. Upchurch, Chief Financial Officer of the Company, is attached to this Form 10-K as Exhibit 31.2.

32.1	Certification of Patrick J. Ottensmeyer, Chief Executive Officer of the Company, furnished pursuant to 18 U.S.C. Section 1350, is attached to this Form 10-K as Exhibit 32.1, furnished herewith.

32.2	Certification of Michael W. Upchurch, Chief Financial Officer of the Company, furnished pursuant to 18 U.S.C. Section 1350, is attached to this Form 10-K as Exhibit 32.2, furnished herewith.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit	Description

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).

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
February 3, 2023
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 3, 2023.

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