Form 10-K/A
period 2022-12-31
KANSAS CITY SOUTHERN
filed 2023-02-28
CIK 54480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form10-K/A

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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in
Rule 12b-2of
the Exchange Act.

Large Accelerated Filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2of
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

Explanatory Note
Kansas City Southern (“we,” “us,” “our,” the “Company,” or “KCS”) is filing this Amendment No. 1 on
Form 10-K/A (“Form
10-K/A”)
to amend the Annual Report on
Form10-K
for the fiscal year ended December 31, 2022 (“2022
Form10-K”),
filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 3, 2023, to include the information required by Items 10 through 14 of Part III of
Form 10-K.
This information was previously omitted from the 2022
Form 10-K in
reliance on General Instruction G(3) to
Form 10-K. This
Form 10-K/A amends
and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original
Form 10-K.
In addition, as required
by Rule 12b-15 under the Securities
Exchange Act of 1934, as amended (the “Exchange Act”), certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this
Form 10-K/A under
Item 15 of Part IV hereof. Because no financial statements have been included in this
Form 10-K/A and
this
Form 10-K/A does
not contain or amend any disclosure with respect to
Items 307 and 308 of Regulation S-K, paragraphs
3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this
Form 10-K/A.
Except as described above, this
Form 10-K/A does
not modify or update disclosure in, or exhibits to, the 2022
Form10-K. Furthermore,
this
Form 10-K/A does
not change any previously reported financial results, nor does it reflect events occurring after the date of the 2022
Form 10-K. Information
not affected by this
Form 10-K/A remains
unchanged and reflects the disclosures made at the time the 2022
Form 10-K was
filed. Accordingly, this
Form 10-K/A should
be read in conjunction with the 2022
Form 10-K and
our other filings with the SEC.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS OF THE COMPANY

Below is biographical information for each director who serves on the Company’s Board of Directors. Each director was elected to serve for a one-year term.

Lydia I. Beebe

Principal, LIBB Advisors, LLC

Age: 70

Director Since: 2017

Committees: Compensation & Organization; Nominating & Corporate Governance

Experience: Principal, LIBB Advisors, LLC, a corporate governance consulting firm; Senior Of Counsel, Wilson Sonsini Goodrich & Rosati PC from 2015 to 2017; Chief Corporate Governance Officer and Corporate Secretary, Chevron Corp., an energy company, from 1995 to 2015

Qualifications: Ms. Beebe currently serves as the Principal of LIBB Advisors. She formerly served as Senior Of Counsel with the law firm of Wilson Sonsini Goodrich & Rosati, advising clients on a wide range of corporate governance issues, and as co-chair of the Stanford Institutional Investors Forum at Stanford Law School. She was the Chief Governance Officer for Chevron Corp. from 1995 to 2015 and served in various other legal roles since 1977. During this time, she gained valuable skills relating to executive leadership at a large publicly-traded company, including corporate governance matters that are important to our stockholders. She has extensive experience in a wide array of legal challenges that face a public company and its board of directors. Ms. Beebe also has expertise with boardroom issues as a director of other public companies. Through LIBB Advisors, she also routinely advises companies on corporate strategy and working with all stakeholders. In addition, she serves as an advisory board member of the Rock Center for Corporate Governance at Stanford University. Ms. Beebe also served as chairman of the board of the Northern California Chapter of the National Association of Corporate Directors.

Other Current Public Directorships: Aemetis, Inc., an international renewable fuels and specialty chemical company; EQT Corporation, the largest producer of natural gas in the United States

Past Directorships: HCC Insurance Holdings, Inc.

Lu M. Córdova

Strategic Planning Projects, Governor’s Office, State of Colorado

Age: 68

Director Since: 2010

Committees: Audit; Finance & Strategic Investment (Chair)

Experience: Governor’s advisor, strategic planning and projects, State of Colorado, since August 2020 as well as Director of the Global Energy Park; Executive Director, Colorado Department of Revenue from April 2019 to August 2020; CEO then Chair of CTEK, a non-profit organization, from June 2018 to present; President of Techstars Foundation, an American seed accelerator, from December 2017 to June 2018; Chief Executive Officer then Chair of Corlund Industries, L.L.C., an investment holding company, since 2005; General Manager of Almacen Storage-US,LLC, a Mexican REIT, since 2007

Qualifications: Ms. Córdova has extensive business leadership and entrepreneurial experience. She has strong management skills from leading business development for companies from start-up phase through high growth into the public market. Her former international executive roles with Techstars, McGraw-Hill Standard & Poor’s, a financial services company, and Excite@Home, a provider of broadband internet access, along with Chief Executive roles in private corporations, have given her extensive expertise in corporate finance and strategic planning. In addition, Ms. Córdova is a citizen of both the United States and Mexico and has significant cross-border operations experience. Ms. Córdova also has experience in the development of government financial and economic policies from her formal economics education, from ten years with the 10th District Federal Reserve Bank, ultimately as Chairman, from her public service with the state of Colorado, and from serving on compensation and audit committees.

Past Directorships: 10th District Federal Reserve Bank based in Kansas City; Euronet Worldwide, Inc.

Robert J. Druten (Chairman of the Board)

Retired Executive Vice President and Chief Financial Officer of Hallmark Cards, Inc.

Age: 75

Director Since: 2004

Committees: Executive (Chair); Nominating & Corporate Governance (Chair)

Experience: Executive Vice President and Chief Financial Officer of Hallmark Cards, Inc., a greeting card company, from 1994 to August 2006

Qualifications: Mr. Druten has extensive executive experience in corporate finance and accounting developed during his tenure as a financial manager, and ultimately as Chief Financial Officer of Hallmark Cards, Inc. He has also served on the audit committees of other public companies, which gives him valuable knowledge and perspective. Mr. Druten also has experience in managing capital intensive operations, international operations and strategic planning.

Other Current Public Directorships: Alliance Resource Partners, L.P. a diversified coal provider and marketer company.

Past Directorships: American Italian Pasta Company, ERP Properties

Antonio O. Garza, Jr.

Counsel, White & Case, LLP

Age: 63

Director Since: 2010

Committees: Executive; Nominating & Corporate Governance

Experience: Counsel, White & Case, LLP since 2009, an international law firm; United States Ambassador to Mexico from 2002 until January 2009

Qualifications: Mr. Garza brings strong political, diplomatic and international business skills to the Board that he has developed through his experience as the United States’ Ambassador to Mexico from 2002 to 2009, and as an international business consultant and attorney. In addition, he has extensive experience in public policy development, strategic relationships with government officials and government relations experience including prior experience working with the Mexican government, which serves the Board well in its governance and strategic oversight of Kansas City Southern de México, S.A. de C.V. (“KCSM”), a wholly-owned subsidiary of KCS. Mr. Garza also has a solid understanding of KCSM’s operations developed through his service as Chairman of its board of directors. Mr. Garza served as Chairman of the Texas Railroad Commission from 1998 to 2002; Texas’ Secretary of State from 1995-1997, and Cameron County Judge from 1988-1994.

Other Current Public Directorships: MoneyGram International, a money transfer company (MGI:NYSE); The Greenbrier Companies, Inc., a transportation and freight manufacturer (GBX:NYSE)

Past Directorships: Americas Technology Acquisition Corp., BBVA Compass and the U.S. holding companies of BBVA; Basic Energy Services; Saavi Energía de México.

David Garza-Santos

Chairman and Chief Executive Officer of Maquinaria Diesel SA de CV (“MADISA”)

Age: 61

Director Since: 2016

Committees: Compensation & Organization

Experience: Chairman and Chief Executive Officer of MADISA, a national distributor of Caterpillar and other heavy-duty equipment, since 1994

Qualifications: Mr. Garza-Santos is a business and community leader in Monterrey, N.L. Mexico. As Chairman and Chief Executive Officer of MADISA, Mr. Garza-Santos has experience in all phases of leading a company. Mr. Garza-Santos also sits on the board of directors of Promotora Ambiental, S.A.B. de C.V., a publicly-traded waste management services company based out of Monterrey, Mexico. Mr. Garza-Santos is a recognized leader in Monterrey, which provides the Company with additional insight and leadership on the business and political environment both regionally in Monterrey as well as nationally across Mexico.

Other Current Public Directorships: Promotora Ambiental, S.A.B. de C.V.; Grupo Financiero Banorte (BANORTE), a Mexican banking and financial services holding company; Fibra Mty. SAPI de CV, a Mexican REIT

Janet H. Kennedy

Vice President, North America Regions, Google Cloud at Google

Age: 62

Director Since: 2019

Committees: Finance & Strategic Investment

Experience: Vice President, North America Regions, Google Cloud at Google, a suite of cloud computing services, since July 2019; Partner/Principal, Americas Advisory Digital Transformation Leader for Ernst & Young, a multinational professional services company providing financial audit, tax, consulting and advisory services, from November 2018 to June 2019; Vice President, US Digital Transformation for Microsoft Corp., an American multinational technology company that develops, manufactures, licenses, supports, and sells computer software, consumer electronics, and personal computers, from 2018 to May 2019; President, Microsoft Canada, a wholly-owned subsidiary of Microsoft Corp., from 2013 to 2017; Vice President, U.S. Enterprise for Microsoft Corp. from 2009 to 2013

Qualifications: As Vice President, North America Regions, Google Cloud at Google, Ms. Kennedy is focused on helping clients to leverage disruptive thinking and emerging technologies to develop and execute their digital transformation strategies. Her responsibilities include building the next iteration of the overall Digital Transformation Strategy for Americas Advisory, growing and building practices including Cloud, RPA, Blockchain and new emerging technologies. In her role as US Digital Transformation for Microsoft Corp., Ms. Kennedy was responsible for both internal and external digital transformations for Microsoft’s customers and partners. The experience and insights she has from these roles provide her with a unique and valuable perspective to help KCS in this new digital age. Ms. Kennedy gained valuable executive leadership skills and extensive experience in the compensation, business development and strategy areas while serving as President of Microsoft Canada, a subsidiary of Microsoft Corporation. In addition, Ms. Kennedy’s background at Microsoft has given her significant insight and knowledge relevant to cybersecurity issues and technological developments affecting the transportation industry. Ms. Kennedy also held other leadership positions at Microsoft, which provided experience in sales and marketing of business solutions as the Vice President of Enterprise Customers and expertise in the transportation industry as Director of Transportation, Retail and Hospitality Industry. Ms. Kennedy was active in several industry groups in Canada including the Information Technology Association of Canada, where she served as a director.

Mitchell J. Krebs

President and Chief Executive Officer of Coeur Mining, Inc.

Age: 51

Director Since: 2017

Committees: Audit; Finance & Strategic Investment

Experience: President and Chief Executive Officer of Coeur Mining, Inc., a precious metals mining company, since 2011; Senior Vice President and Chief Financial Officer of Coeur Mining, Inc. between 2008 and 2011

Qualifications: Mr. Krebs is the President and Chief Executive Officer of Coeur Mining, Inc. (NYSE: CDE) and also serves on its board of directors. As the leader of a publicly-traded company, Mr. Krebs has direct experience and brings valuable insights into the issues that are important to public company stockholders. Mr. Krebs was Coeur Mining’s Chief Financial Officer for several years, providing additional significant financial expertise to our Board and adding another financial expert to our Audit Committee. In addition, Coeur Mining has significant mining operations throughout North America, including Mexico, giving Mr. Krebs experience that will enhance the Board’s ability to oversee the Company’s execution of its strategy and achievement of its long-range objectives for its Mexican operations. Mr. Krebs also has experience in the corporate finance and asset management areas, providing the Board with additional expertise in managing and strengthening the Company’s financial and capital profile. Mr. Krebs currently serves as the chairman of the National Mining Association, which represents the interests of the country’s mining companies, suppliers and service providers.

Other Current Public Directorships: Coeur Mining, Inc.

Henry J. Maier

Retired President and Chief Executive Officer, FedEx Ground, a package shipping company, which is a subsidiary of FedEx Corp.

Age: 69

Director Since: 2017

Committees: Compensation & Organization (Chair); Finance & Strategic Investment

Experience: President and Chief Executive Officer of FedEx Ground, a subsidiary of FedEx Corp., from June 2013 to June 2021; Executive Vice President, Strategic Planning, Communications, and Contractor Relations for FedEx Corp. between 2009 and 2013

Qualifications: Mr. Maier was President and Chief Executive Officer of FedEx Ground, a $20.5 billion subsidiary of FedEx Corp. As the leader of FedEx Ground, he developed a deep and strong skill set relating to strategy development and execution. Prior to assuming his role as President and CEO in 2013, Mr. Maier held various other senior executive roles in the areas of marketing, communications and strategic planning. Mr. Maier’s executive leadership skills strengthen the Board’s ability to oversee the execution of our Company’s strategy, including fostering a culture that demands performance excellence. Mr. Maier has spent his entire career working in various segments of the transportation industry, giving him tremendous insight into many areas important to the Company.

Other Current Public Directorships: Carparts.com; CalAmp, a global technology solutions company; C.H. Robinson, a multimodal transportation services and third party logistics provider.

Thomas A. McDonnell

Retired President and Chief Executive Officer of the Ewing Marion Kauffman Foundation, a non-profit foundation

Age: 77

Director Since: 2003

Committees: Audit (Chair); Finance & Strategic Investment; Nominating & Corporate Governance

Experience: President and Chief Executive Officer of the Ewing Marion Kauffman Foundation from January 1, 2013 to December 31, 2014; Chief Executive Officer of DST Systems, Inc., a provider of advisory, technology and operations, from 1984 until September 2012

Qualifications: Mr. McDonnell is an experienced business leader with the skills necessary to serve as a director of the Company. He served for many years as the Chief Executive Officer of DST Systems, Inc., a publicly-traded company, and has developed strong business leadership skills in this role. Mr. McDonnell has extensive executive experience in corporate finance and accounting, technology, international operations and strategic planning. His service on other boards has provided him with a broad business background and leadership skills that are highly valued by the Company’s Board.

Other Current Public Directorships: Euronet Worldwide, Inc., a provider of electronic payment services; ENDI Corp, an investment management provider.

Past Directorships: Commerce Bancshares, Inc.; DST Systems, Inc.; Garmin Ltd; Cerner Corporation; BHA Group Holdings, Inc.; Puritan Bennett/Nellcor Puritan Bennett; Computer Sciences Corporation; Innovative Software; Informix, Cohanzick HyFund Ltd.; Blue Valley Ban Corp.

Patrick J. Ottensmeyer

President and Chief Executive Officer, Kansas City Southern

Age: 65

Director Since: 2016

Committees: Executive

Experience: Chief Executive Officer of KCS since July 1, 2016; President of KCS since March 1, 2015; Executive Vice President of Sales and Marketing of KCS from October 16, 2008 through March 1, 2015; Chief Executive Officer of The Kansas City Southern Railway Company (“KCSR”), a wholly-owned subsidiary of KCS, since July 1, 2016; President of KCSR since March 1, 2015

Qualifications: Mr. Ottensmeyer has a broad range of experience from the various senior executive positions he has held at KCS over the last ten years. During his time as Executive Vice President Sales and Marketing, he developed a deep understanding of the Company’s strategy as well as its customers and growth opportunities. He also has a very extensive understanding of financial matters, which helped him lead KCS’s finance department during his time as Chief Financial Officer. Mr. Ottensmeyer came to KCS in 2006 with substantial experience in financial matters from serving in various financial leadership roles, including treasurer and chief financial officer positions with his prior employers.

BOARD COMMITTEES

The Board of Directors has established an Audit Committee, a Compensation and Organization Committee (the “Compensation Committee”), a Nominating and Corporate Governance Committee (the “Nominating Committee”), a Finance and Strategic Investment Committee (the “Finance Committee”) and an Executive Committee. The Board of Directors has adopted written charters for the Audit, Compensation, Nominating and Finance Committees detailing all of their responsibilities, copies of which are available in the “Investors”—“Corporate Governance” – “Governance Documents” section under the “About Us” tab of our website at www.kcsouthern.com.

Audit Committee and Audit Committee Financial Experts

Committee Members: Thomas McDonnell (Chair); Lu Córdova; Mitchell Krebs

Primary responsibilities:

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

Required Qualifications:

•	Consists of three Directors elected by the Board, taking into consideration the recommendations of the Nominating Committee, to serve one-year terms.

•	All members of the Audit Committee are independent (as defined in the NYSE’s listing standards) and meet the additional independence standards in Rule10A-3under the Exchange Act.

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

Compensation & Organization Committee

Committee Members: Henry Maier (Chair); Lydia Beebe; David Garza-Santos

Primary responsibilities:

•

Establishes, communicates to management and the Board and periodically updates the Company’s compensation philosophy, objectives, policies, strategies and programs, with the objective of ensuring they provide appropriate motivation for corporate performance and increased stockholder value.

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

•

Retains and reviews independence of an independent compensation consultant to provide advice on executive and director compensation programs, market pay analyses, peer groups and review of the Compensation Discussion and Analysis. In 2022, the Compensation Committee retained Meridian Compensation Partners, LLC (“Meridian” or the “Compensation Consultant”) as its independent compensation consultant. The Compensation Committee reviewed the nature of its relationship with Meridian and determined there were no conflicts of interest with respect to its independence. See “Compensation Discussion and Analysis” for additional information on Meridian.

•

Annually reviews and assesses the risks associated with the Company’s compensation practices, policies and programs applicable to employees to determine whether the risks arising from such practices, policies and programs are appropriate or reasonably likely to have a material adverse effect on the Company.

Required Qualifications:

•	The Compensation Committee consists of three Directors elected by the Board, taking into consideration the recommendations of the Nominating Committee, to serve one-year terms.

•	Each member of the Compensation Committee is independent (as defined in the NYSE’s listing standards) and is considered a non-employee director for purposes of Rule16b-3 under the Exchange Act.

Nominating & Corporate Governance Committee

Committee Members: Robert Druten (Chair); Lydia Beebe; Antonio Garza, Jr.; Thomas McDonnell

Primary responsibilities:

•	Recommends to the Board of Directors suitable nominees for election to the Board or to fill newly created directorships or vacancies on the Board.

•	Reviews Company governance policies and procedures and develops and recommends to the Board changes and additions to such governance policies and procedures

•	Establishes and maintains procedures for evaluation of Board and management performance;

•	Periodically evaluates the performance of the Board and its committees

•	Reviews stockholder proposals and recommends to the Board responses to such proposals

•	Oversees the Company’s commitment to environmental, social and related governance (“ESG”) matters that are significant to the Company.

Required Qualifications:

•	The Nominating Committee consists of four Directors elected by the Board, taking into consideration the recommendations of the Nominating Committee, to serve one-year terms.

•	Each member of the Nominating Committee is independent (as defined in the NYSE’s listing standards).

Finance & Strategic Investment Committee

Committee Members: Lu Córdova (Chair); Janet Kennedy; Mitchell Krebs; Henry Maier; Thomas McDonnell

Primary responsibilities:

•	Reviews and approves financing transactions exceeding $50 million, but not exceeding $500 million.

•	Reviews management’s financing plans and reports

•	Makes recommendations to the Board with respect to matters affecting our financing plan and capital structure

•	Monitors the Company’s risk management practices relating to foreign exchange and interest rates.

Required Qualifications:

•	The Finance Committee consists of four Directors elected by the Board, taking into consideration the recommendations of the Nominating Committee, to serve one-year terms.

Executive Committee

Committee Members: Robert Druten (Chair); Antonio Garza, Jr.; Patrick Ottensmeyer

Primary responsibilities:

•	When the Board is not in session, the Executive Committee has all the powers of the Board in all cases in which specific directions have not been given by the Board.

Required Qualifications:

•

The Executive Committee consists of the Company’s Chief Executive Officer, the Chair of the Board, and one other Director elected by the Board, taking into consideration the recommendations of the Nominating Committee, to serve a one-year term.

CODE OF BUSINESS CONDUCT AND ETHICS

The Company has adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to all directors, officers (including, among others, the principal executive officer, principal financial officer and principal accounting officer) and employees of the Company and its subsidiaries. The Code of Ethics embodies our principles and practices relating to the ethical conduct of our business and our commitment to honesty, fair dealing and compliance with applicable laws and regulations. Our Code is available in the “Investors”—“Corporate Governance” – “Governance Documents” section under the “About Us” tab of our website at www.kcsouthern.com and in print to any stockholder who requests it. Although it is the general policy of the Company not to grant waivers of the Code, any waiver of compliance with the Code with respect to any director or executive officer may be granted solely by the Board, which may adopt appropriate controls to safeguard the interests of our stockholders. Any waiver that is granted, and the basis for granting the waiver, will be publicly communicated as appropriate, including posting on our website, as soon as practicable. We granted no waivers under the Code in 2022. The Company will post on its website any amendments to, or waivers from, a provision of its Code of Ethics that apply to the Company’s principal executive officer, principal financial officer or principal accounting officer as required by applicable SEC and NYSE rules and regulations.

CORPORATE SUSTAINABILITY & RESPONSIBILITY

The Board recognizes the increasing importance of environmental and social issues to our company and stockholders, including risks associated with climate change. Oversight and monitoring of such risks are assigned to the Nominating Committee, demonstrating the importance of such issues to the Company and its future.

In addition to the sustainability and responsibility information provided herein, KCS publishes sustainability information, prepared in accordance with the Global Reporting Initiative (GRI) Standards: Core option, and in alignment with the Sustainability Accounting Standards Board (SASB) and Task Force on Climate-related Financial Disclosures (TCFD) frameworks. The Company’s 2020 Sustainability Report and the 2021 Sustainability Data Update is available under the “Corporate Responsibility” tab of our website at www.kcsouthern.com. A new 2022 Sustainability Data Update will be issued later this spring. The information provided on the Company’s website is referenced in this Form10-K/A for informational purposes only. Neither the information on the Company’s website, nor the information in the Company’s 2020 Sustainability Report or the 2021 Sustainability Data Update, shall be deemed to be a part of, or incorporated by reference into this Form10-K/A or any other filings we make with the SEC.

2022 Sustainability & Responsibility Highlights

Environmental

•	Rail transportation is the most energy efficient way to move freight over land. In 2022, KCS moved each ton of freight approximately 410 miles on average on only one gallon of fuel.

•	KCS provides a carbon calculator to its customers on its website to estimate the greenhouse gas emission savings potential associated with shipping by rail vs. truck.

•	To optimize our fuel efficiency, KCS’s fuel conservation team drives fuel conservation and efficiency initiatives by:

•	Implementing strategies to improve fuel efficiency, including multiple fuel saving technologies in our locomotives

•	Managing horsepower-per-ton compliance

•	Forecasting fuel consumption and providing monthly goals and reports with recommendations

•	Analyzing fuel burn and efficiency data to identify opportunities and trends

•	Managing vendor and program compliance

In 2022, KCS avoided the use of 23.0 million gallons of diesel fuel which would be 17.3% of our annual fuel consumption if these fuel conservation and efficiency initiatives were not implemented.

Safety

•	The consolidated 2022 rate of reportable transportation employee injuries and illnesses decreased by 14% from 2021.

•

The consolidated 2022 rate of reportable train accidents decreased by 17% from 2021, which included a 19% reduction in accidents caused by human factor, and track-caused accidents were cut nearly in half.

•	The KCS Health, Safety, Security & Environmental Management System covers 100% of operations.

ESG

•

In 2022, KCS published its 2021 Sustainability Report data update, which included an updated stakeholder engagement survey and materiality assessment. This report included Global Reporting Initiative’s (GRI) latest standards for disclosing governance, economic, social, and environmental topics, and is in alignment with the Sustainability Accounting Standards Board (SASB) and Task Force on Climate-related Financial Disclosures (TCFD) frameworks. These standards provide for the disclosure of measurable data and specific information related to sustainability.

•	In December, 2022 KCS’ Shreveport, La. operation was International Organization for Standardization (ISO) certified for 14001 (Environmental) and 45001 (Occupational Health and Safety).

•

KCS was also recognized in December by Newsweek for the fourth consecutive year as one of America’s Most Responsible Companies 2023 based on corporate responsibility measures of environmental, social & governance attributes.

•

In August, KCS, along with CP, GATX, the Monterrey Metropolitan Rotary Club and NASCO announced the launch of the Save the Monarch Butterfly 60,000 Tree Challenge to raise $100,000. The funds raised will be used to plant 60,000 oyamel trees at El Rosario Monarch Butterfly Sanctuary in Michoacán, Mexico to help reestablish the monarch population.

•

In March, KCS pledged a total of $500,000 to the American Red Cross to support the global Red Cross network response to the Ukraine humanitarian crisis, and also matched employees’ contributions to the American Red Cross for this effort.

•

In 2022, KCS was recertified by an independent third party as a Responsible Care® partner company. KCS has held that certification since 1999 and must be recertified every three years. Companies practicing Responsible Care® certify that their health, safety, security and environmental management systems are aligned with Responsible Care core values and objectives by demonstrating compliance with a Responsible Care Management System® specifications. Responsible Care® is sponsored by the American Chemistry Council.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

The Company’s vision is to consistently be the fastest-growing, best-performing, most customer-focused transportation provider in North America. As the Compensation Committee evaluated the Company’s incentive programs in 2022, it took into consideration the Company’s vision, along with its strategy to:

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

The Compensation Committee focused on optimizing the Company’s incentive programs by reviewing performance metrics to ensure continued alignment with its vision and strategy. As discussed in the short and long-term incentive plan descriptions, the Compensation Committee elected to use operating ratio and operating cash flow as the core metrics to determine incentive award payouts. These metrics provide incentives to achieve revenue growth and strong cost discipline. In addition, the Compensation Committee approved several operational objectives to provide incentives to achieve improvements in network performance and safety. The Compensation Committee also elected to retain the revenue multiplier, as it further rewards achievement of industry-leading growth.

The fundamental design of the 2022 compensation programs was similar to prior years. The Company used the 50th percentile of its peer group as well as the 25th percentile of the Class I railroads as a guideline for setting the various components of our executives’ compensation, and the majority of the compensation of our named executive officers (NEOs”) was performance-based.

Merger Agreement

As detailed in Part II, Item 7 of the 2022 Form10-K, the Company entered into a Merger Agreement with Canadian Pacific Railway Limited, a Canadian corporation (“CP”), in September 2021, which was completed in December 2021, pursuant to which the Company became a wholly owned subsidiary of CP. Until the receipt of final approval or exemption by the U.S. Surface Transportation Board, all of the outstanding shares of capital stock of the Company are held in a Voting Trust and the Company continues to operate independently. As a result of the merger, the Committee approved certain changes to the Company’s executive compensation plans and programs, primarily as they relate to equity compensation and approved the deemed achievement of performance goals pursuant to the terms of the Merger Agreement, as described below. Any capitalized terms not otherwise defined herein shall have the meaning as defined in the 2022 Form 10-K.

Short-Term Incentive Plan

In February 2022, the Compensation Committee established the 2022 Annual Incentive Plan (“AIP”) to provide incentives for the achievement of annual performance goals. After evaluating various performance metrics, the Compensation Committee concluded that achievement under the 2022 AIP should be based on the Company’s consolidated operating ratio (“OR”) and operating cash flow (“OCF”), as defined below and in the 2022 AIP. In addition, operational objectives consisting of trip plan compliance (“TPC”), reportable injury frequency ratio (“IFR”) and reportable train accident frequency ratio (“AFR”) were included for 2022 to drive improvements in overall safety, network performance and customer service levels versus 2021 performance. The Compensation Committee believes that this will foster cross functional collaboration and coordination of initiatives and process improvements necessary to drive improvements in key performance indicators. The weighting of each metric is set forth in the “2022 Compensation Decisions” section below.

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

Pursuant to the Merger Agreement, the 2022 performance goals under the 2022 AIP are deemed achieved at the greater of (i) target performance or (ii) 130% of actual performance, but in no event greater than 200% of target.

In January 2023, the Compensation Committee determined, after applying the Merger Agreement provision described above, that the Company achieved an overall performance level of 117% - 122% of target under the 2022 AIP for its NEOs, as set forth in the “2022 Compensation Decisions” section below.

Long-Term Incentive Plan

In February 2022, the Compensation Committee also adopted the 2022 Long-Term Incentive Program (the “2022 LTI Program”). Performance cash awards comprise 75% of the overall value of the 2022 LTI Program. The remaining 25% of the awards under the 2022 LTI Program are made in the form of time-based restricted cash awards. For performance cash awards under the 2022 LTI Program, OCF has a 50% weighting, and OR has a 50% weighting. Both metrics are measured over a one-year performance period ending December 31, 2022. The performance and restricted cash awards will vest in February 2025, subject to the NEO’s continued employment, at which time a lump-sum cash payment will be made.

The Compensation Committee believes that the relative weighting of OCF and OR in the 2022 LTI Program promotes the appropriate balance between management’s focus on margin improvement and strong returns on capital deployed, effectively aligning the interests of the Company’s stockholder and the Company’s executives. Once a payout based on OCF and OR has been calculated, the payout may be further adjusted, either downward or upward, based on the Company’s revenue growth in 2022 relative to all other North American Class I railroads. The maximum adjustment increases the payout by 20% if the Company achieves industry-leading revenue growth.

The performance goals under the 2022 LTI Program will be deemed achieved at the greater of (i) target performance or (ii) 130% of actual performance, but in no event greater than 250% of target.

In January 2023, the Compensation Committee determined that the Company achieved an overall performance level of 128% of target under the 2022 LTI Program for each NEO, as set forth in the “2022 Compensation Decisions” section below.

2021 Compensation Decisions—Retention Awards

In connection with its efforts to promote retention and incentivize the completion of the merger, on May 21, 2021, the Company granted cash-based retention awards to certain executives. The amounts granted to the NEOs included $2,120,000; $1,082,000; $1,200,000; $1,076,000 and $1,018,000 to each of Messrs. Ottensmeyer, Upchurch, Orr, Songer, and Naatz, respectively (the “Retention Awards”). Twenty five percent of the Retention Awards were paid out in December 2021 in connection with the closing of the merger, and the remaining 75% of the Retention Award will be paid upon on the earlier of (a) 90 days after the date that CP takes control of the Company (the “Control Date”) and (b) June 1, 2023, subject, in each case, to the executive’s continued employment through the applicable vesting dates.

Named Executive Officers

Current NEOs
Patrick J. Ottensmeyer	President and Chief Executive Officer
Michael W. Upchurch	Executive Vice President and Chief Financial Officer
John F. Orr	Executive Vice President—Operations
Jeffrey M. Songer	Executive Vice President—Strategic Merger Planning
Michael J. Naatz	Executive Vice President and Chief Marketing Officer

Primary Elements of Compensation

The primary elements of our 2022 executive compensation package are described below. Each year the Compensation Committee determines the incentive programs to adopt and establishes participation, awards and performance measures, considering general market practices and an assessment of the effectiveness of such programs in meeting its goals.

Compensation Element	Purpose	Characteristic
Base Salary	To provide a fixed element of pay for an individual’s primary duties and responsibilities.	Base salaries are reviewed annually and are set based on performance, experience, competitiveness versus market and internal equity considerations.

Annual Incentive	To encourage and reward the achievement of specified financial and operational goals on an annual basis.	Performance-based cash award opportunity; amount earned is based on actual results relative to pre-determined goals.
Long-Term Incentives

Performance Cash Awards	To motivate management for long-term financial success and value creation for stockholders.	Performance-based cash awards with pre-determined financial goals that vests after three years.

Restricted Cash Awards	To provide an incentive for retention.	Service-based long-term incentive opportunity that vests after three years.

Other Elements of Compensation

We provide certain benefit programs that are designed to be competitive within the marketplace from which we recruit our employees. The majority of employee benefits provided to our NEOs are offered through broad-based plans available to our management employees generally.

KCS 401(k) and Profit Sharing Plan (the “KCS 401(k) Plan”). The KCS 401(k) Plan is a qualified defined contribution plan. Eligible U.S. employees may elect to make pre-tax or post-tax deferral contributions, called 401(k) contributions, to the KCS 401(k) Plan of up to 75% of eligible compensation subject to certain limits under the Internal Revenue Code of 1986, as amended (the “Code”). We match contributions to the KCS 401(k) Plan equal to 100% of a participant’s 401(k) contributions and up to the lesser of 5% of a participant’s eligible compensation or the statutory limit imposed by the Code. Our matching contributions for the KCS 401(k) Plan vest over five years as follows:

•	0% for less than two years of service;

•	20% upon two years of service;

•	40% upon three years of service;

•	60% upon four years of service; and

•	100% upon five years of service.

We may also make, in our discretion, annual profit sharing contributions to the KCS 401(k) Plan in an amount not to exceed the maximum allowable deduction for federal income tax purposes and certain limits under the Code. Only employees who have met certain standards as to hours of service are eligible to receive profit sharing contributions. No minimum contribution is required. Each eligible participant, subject to maximum allocation limitations under the Code, is allocated the same percentage of the total contribution as the participant’s compensation bears to the total compensation of all participants. Profit sharing contributions are 100% vested when made. No profit sharing contributions were made in 2022.

Participants may direct the investment of their accounts in the KCS 401(k) Plan by selecting from one or more of the diversified investment funds available under the KCS 401(k) Plan.

Pursuant to the Merger Agreement, the Company amended the terms of the KCS 401(k) Plan to account for the effects of the merger, including automatic vesting of any unvested Company contributions to the participant’s 401(k) account on the Control Date.

Executive Plan. We maintain a supplemental benefit plan known as the “Executive Plan” for those U.S. executives who are designated by the President, Chief Executive Officer or Compensation Committee as participants in the Executive Plan. Each of the NEOs has been designated as a participant under the Executive Plan. Our Executive Plan provides a benefit based on an amount equal to 10% of the excess of (a) the greater of (i) an amount equal to 145% (or such other percentage as set forth in the participant’s employment agreement) of the participant’s annual base salary for the applicable year (see the “Summary Compensation Table — Narrative to Summary Compensation ”) or (ii) the sum of the participant’s base salary earned for the year plus any short-term incentive that was earned during the applicable year, over (b) the maximum compensation that can be considered for benefit purposes in a qualified retirement plan. Payments are generally made annually under this plan and participants receive such payments as lump-sum cash payments within the first 2 1/2 months of the calendar year following the calendar year for which the annual benefit is earned.

Kansas City Southern Executive Deferred Compensation Plan (the “KCS NQDC Plan”). In August 2018, the Company adopted the KCS NQDC Plan, which is a non-qualified deferred compensation plan. Eligible employees may elect to defer up to 50% of their base salary and up to 75% of their annual short-term incentive compensation. In November 2021, the KCS NQDC Plan was amended to allow deferral of additional types of compensation. Participants may direct the investment of their accounts in the KCS NQDC Plan by selecting from one or more of the diversified investment funds available in the KCS NQDC Plan. Participant deferrals are 100% vested at all times and the withdrawals are established by the participant when making such elections.

Although the KCS NQDC Plan allows for the Company to credit company contributions to any participant’s account in any amount determined by the Company (“Company Contributions”), the Company did not make any such contributions in 2022. Company Contributions may be made in the form of a matching contribution, a non-elective contribution or both and may be made in accordance with any formula selected by the Company, which formula may be different from year to year. Company Contributions may be subject to any vesting schedule determined by the Company at the time of the credit. The Committee may, in its sole discretion, fully vest the participants’ accounts on a change in control. Mr. Ottensmeyer and Mr. Naatz participated in the KCS NQDC Plan in 2022. Information concerning each NEO’s contributions and earnings may be found below in the Nonqualified Deferred Compensation table.

Perquisites. As noted in our Summary Compensation Table, we provide our NEOs with limited perquisites consistent with prevailing market practice. We do not view perquisites as a significant element of our comprehensive compensation structure for our NEOs.

We reimburse financial counseling expense for our NEOs up to a stated limit in accordance with the KCS Financial Planning Reimbursement Policy. The maximum amount of the annual reimbursement under this policy for our CEO and our other NEOs is $15,000. We also pay for three years of the administrative fees charged by the Greater Kansas City Community Foundation (“GKCCF”) related to donor advised funds established by our U.S. executives at the GKCCF. These fees are paid out of funds from the Company’s charitable foundation, which is administered by the GKCCF. We pay for an annual executive physical for our NEOs to help them maintain optimal health through preventative care. We also provide the CEO use of the Company’s aircraft up to a maximum of the lesser of (a) $100,000 of additional costs and expenses incurred as a result of such personal use or (b) 24 roundtrip flights. In 2022, upon approval from the Company’s Chairman of the Board, Mr. Ottensmeyer’s personal use of the Company’s plane exceeded this limit in order to reduce the risk of exposure to the COVID-19 virus from commercial flights. The Company provides certain other de minimis perquisites as described in the Summary Compensation Table.

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

Other Benefits. Our NEOs participate in the same health and welfare plans available to employees generally, pursuant to which we pay a portion of premiums for medical coverage, and pay premiums for short-term disability coverage, premiums for 60% coverage for long-term disability (up to a maximum of $15,000 per month) and premiums for AD&D coverage up to 2 1/2 times the annual salary for each employee up to a maximum of $500,000. For executives, we also provide a basic amount of group life insurance coverage.

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

Pay Mix

The percentage of a NEO’s total compensation resulting from each of the compensation elements is not specifically determined, but instead is a result of the targeted competitive positioning for each element. By design, “at-risk” components (particularly long-term incentives) comprise a significant portion of each NEO’s total compensation. This is consistent with the Compensation Committee’s desire to reward long-term performance. In 2022, the target pay mix for our Chief Executive Officer and all other NEOs (as an average) serving as of December 31, 2022 was as follows:

Pay Mix
	CEO	Other NEOs
Base Salary	15%	27%
Short—Term Incentive	18%	21%
LTI Performance Cash	50%	39%
LTI Restricted Cash	17%	13%

Total	100%	100%

Participants in the Compensation Process

Compensation Committee. The Compensation Committee, which is responsible for establishing our executive compensation policies and overseeing our executive compensation practices, is composed of three directors. Each of these directors meet the independence requirements of the NYSE.

Role of Meridian, our 2022 Compensation Consultant. For assistance in fulfilling its responsibilities, the Compensation Committee retained Meridian Compensation Partners, LLC as its compensation consultant to review and independently assess various aspects of our compensation programs and to advise the Compensation Committee in making its executive compensation decisions for 2022. Meridian is engaged by and reports directly to the Compensation Committee. The Compensation Committee has assessed the independence of Meridian pursuant to SEC rules, analyzed whether the work performed raised any conflict of interest, and concluded that Meridian is independent and that no conflict of interest exists. In assessing Meridian’s independence, the Compensation Committee also considers the nature and amount of work performed for the Compensation Committee during the year, the nature of any unrelated services performed by the consultant for the Company, and the fees paid for those services in relation to the firm’s total revenues. Every year, the consultant prepares for the Compensation Committee an independence letter providing assurances and confirmation of the consultant’s independent status under the noted standards.

Meridian’s role in 2022 was to provide market data, including market trend data, to the Compensation Committee, to advise the Compensation Committee regarding the Company’s executive and director compensation relative to the market, and to make recommendations to the Compensation Committee regarding compensation structure and components, including as a result of the Company’s common stock no longer being publicly traded and listed on a stock exchange.

At the direction of the Compensation Committee, Meridian compiled an executive compensation market analysis based on data provided by a third party, to assess the competitiveness of the compensation of the executives of the Company, including the NEOs. This study was used to inform decisions regarding 2022 programs and grants.

The results of the analysis for 2022 compensation were discussed with the Compensation Committee in February 2022. Meridian analyzed the market competitiveness of the following elements for each of the executive positions contained in this analysis:

•	base salary;

•	target AIP opportunity;

•	target total cash compensation (base salary plus target AIP opportunity);

•	cash value of long-term incentive awards; and

•	target total direct compensation (target total cash compensation plus the cash value of long-term incentive awards).

Peer Group

In connection with this analysis and prior benchmarking analyses, the Compensation Committee with Meridian’s input defined the Company’s primary competitive market as mature, capital-intensive companies with annual revenues generally between $1 billion and $6 billion. In 2022, with respect to our NEOs, this group was comprised of the following 23 companies.

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

Risk Considerations in our Compensation Program

The Company also engaged Meridian to review its compensation program to assess the risks that it could create, as reflected in the Company’s risk management practices and policies. The review covered a number of key facets of the Company’s compensation plans, including their purposes, the types of performance measures used, the number and organizational level of participants, the aggregate amount and maximum individual amounts payable under the plans, and how the Company’s risk management policies and governance practices, including clawback policies, are structured to mitigate these risks. As a result of this review, the Committee concluded that the Company’s compensation program does not create risks that are reasonably likely to have a material adverse effect on the Company.

The Compensation Committee annually reviews and assesses the risks associated with the Company’s compensation practices, policies and programs applicable to employees to determine whether the risks arising from such practices, policies and programs are appropriate or reasonably likely to have a material adverse effect on the Company.

2022 Compensation Decisions

2022 Salary Adjustments

In February 2022, the Compensation Committee approved a 2.8% increase in base salary for Mr. Ottensmeyer, a 3.9% increase for Messrs. Songer and Naatz, and a 4.1% increase for Mr. Upchurch. Mr. Orr did not receive a salary adjustment in 2022 due to the compensation that he was awarded upon becoming an employee in 2021. Base salaries are set based on performance, experience and competitiveness versus market and internal equity considerations.

2022 Short-Term Incentive Plan

In February 2022, the Compensation Committee approved the 2022 Annual Incentive Plan for our NEOs. Similar to the AIP in prior years, each NEO was assigned incentive targets at the threshold, target and maximum incentive performance levels that are a percentage of the NEO’s 2022 base salary. The target percentage assigned to each NEO is set forth in the following table:

	Percentage of Base Salary
Current Officers	Threshold Performance Level	Target Performance Level	Maximum Performance Level
Mr. Ottensmeyer	0%	120%	240%
Mr. Upchurch	0%	75%	150%
Mr. Orr	0%	75%	150%
Mr. Songer	0%	80%	160%
Mr. Naatz	0%	75%	150%

For 2022, the Compensation Committee determined to use OR, OCF, TPC, IFR and AFR as the performance metrics for our NEOs under the 2022 AIP, weighted as follows:

	OR	OCF	Operational Objectives
			TPC	Safety
				IFR	AFR
Ottensmeyer	40%	40%	10%	5%	5%
Upchurch	45%	45%	5%	2.5%	2.5%
Orr	40%	40%	10%	5%	5%
Songer	40%	40%	10%	5%	5%
Naatz	45%	45%	5%	2.5%	2.5%

The 2022 performance metrics by performance level are summarized in the following chart.

	Threshold (0% Payout)	Target (100% Payout)	Maximum (200% Payout)
OR	62.90%	59.60% -60.90%	59.40%
OCF (in millions)	$888	$1,058 -$1,161	$1,181
TPC	<64.86%	64.86% -67.95%	>67.95%
IFR	>1.54	<1.54	<1.37
AFR	>2.92	<2.92	<2.59

OR is defined as the Company’s Adjusted Operating Ratio, with any necessary adjustments to eliminate the effects of (a) fluctuations in the value of the Mexican peso against the U.S. dollar from the average exchange rates assumed in the Company’s 2022 long range plan, (b) impacts to fuel surcharge revenue and fuel expense for changes in fuel-related indices from the indices assumed in the Company’s 2022 long range plan, (c) business combinations or acquisitions transaction impacts, (d) changes in accounting principles, (e) changes in law and (f) as approved by the Compensation Committee, other transactions or events that were not contemplated at the time performance targets were established by the Compensation Committee.

OCF is defined as Operating Income before Depreciation & Amortization, minus accrued capital expenditures, with further adjustments to eliminate the effects of (a) adjustments included in Adjusted Operating Ratio as reported by the Company, (b) fluctuations in the value of the Mexican peso against the U.S. dollar from the average exchange rates assumed in the Company’s 2022 long range plan, (c) impacts to fuel surcharge revenue and fuel expense for changes in fuel-related indices from the indices assumed in the Company’s 2022 long range plan, (d) business combinations or acquisitions transaction impacts, (e) changes in accounting principles, (f) changes in laws and (g) as approved by the Compensation Committee, other transactions or events that were not contemplated at the time performance targets were established by the Compensation Committee.

TPC represents the percentage of railcars that reached their destination by their original planned goal.

IFR is a safety metric equal to: (number of injuries X 200,000 hours) / number of hours worked.

AFR is a safety metric equal to: (number of train accidents X 1,000,000 train miles) / number of train miles traveled.

After weighting for each performance metric, payout percentages are calculated on a sliding scale between the threshold and maximum. The payout percentage is then further adjusted based on the Company’s relative revenue growth compared to the other six Class I railroads as set forth in the following table (not to exceed a maximum of 200%):

Rank	Adjustment to Payout Percentage
1st	120%
2nd	110%
2nd to last place (6th)	90%
Last place (7th)	80%
Any other ranking (3rd, 4th, or 5th)	No adjustment

For both the 2022 AIP and 2022 LTI Program, the Revenue Growth Multiplier (“RGM”) is based on the Company’s annual revenue growth during the last 12-months ended September 30, 2022 relative to the annual revenue growth of all other Class 1 railroads over the same time frame. Each Class 1 railroad is then ranked in order of the highest to lowest annual revenue growth rate for the12-month performance period.

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

For the year ended December 31, 2022, the performance results, as determined and calculated under the terms of the 2022 AIP, were as follows, resulting in a payout percentage of 82% for Mr. Ottensmeyer, Orr and Songer and 86% for Messrs. Upchurch and Naatz prior to the application of the RGM.

2022 Results
OR	61.32%
OCF (in millions)	$1,129
TPC	59.60%
IFR	1.79
AFR	2.48

In determining the Company’s RG in 2022, the Committee adjusted the Company’s calculated revenue growth to account for the variance in fuel surcharge revenue in Mexico due to the price controls on fuel that the Mexican government established in 2022. After applying such adjustment, the Company’s RGM was second among the other Class I railroads, resulting in an adjustment of 110% to the initial payout percentage.

Pursuant to the Merger Agreement, the performance goals are deemed achieved at the greater of (i) target performance or (ii) 130% of actual performance but in no event greater than 200% of target. Accordingly, Messrs. Ottensmeyer, Orr and Songer earned a 2022 AIP payout of 117% of the target amount and Messrs. Upchurch and Naatz earned a 2022 AIP payout of 122% of the target amount. See the Summary Compensation Table for actual amounts paid.

Each year, the Compensation Committee will determine whether an annual incentive program will be adopted for that year and will establish participation, award opportunities and corresponding performance measures and goals, considering general market practices and its own subjective assessment of the effectiveness of such program in meeting its goals of motivating and rewarding executives.

2022 Long-Term Incentive Program

The Compensation Committee designed the 2022 LTI Program to:

•	Drive sustained improvement in our operating performance;

•	Communicate strong performance focus to the external market and earn returns well above our cost of capital;

•	Support execution of our long-term business strategy;

•	Provide a balanced program based on performance and employee retention;

•	Maintain flexibility to dovetail with our other talent management tools;

•	Maintain our external competitiveness; and

•	Be simple and transparent.

The 2022 LTI Program was approved by the Compensation Committee in February 2022. The mix of awards is as follows:

2022 Long-Term Incentive Mix

Performance Cash Award	75%
Restricted Cash Award	25%

The following awards were granted to the Company’s NEOs for the 2022 LTI Program:

Current Officers	Amount of Target Performance Cash Award Granted Under the 2022 LTI Program	Amount of Restricted Cash Award Granted Under the 2022 LTI Program
Mr. Ottensmeyer	$3,750,000	$1,250,000
Mr. Upchurch	$930,000	$310,000
Mr. Orr	$787,500	$262,500
Mr. Songer	$759,750	$253,250
Mr. Naatz	$719,250	$239,750

Performance Cash Awards: In 2022, the NEOs received performance cash awards that can be earned based on the achievement of financial goals over a one-year performance period. The performance metrics used under the 2022 LTI Program are OCF (weighted 50%) and OR (weighted 50%) with pre-established goals for the performance period. The results as measured against these performance goals at the end of the performance period are then used to determine a preliminary payout percentage. Because a key part of the Company’s strategy is to have superior revenue growth in the industry, the preliminary payout percentage may be further adjusted based on the Company’s relative revenue growth compared to the other six Class I railroads as set forth in the following table:

Rank	Adjustment to Payout Percentage
1st	120%
2nd	110%
2nd to last place (6th)	90%
Last place (7th)	80%
Any other ranking (3rd, 4th, or 5th)	No adjustment

The preliminary payout percentage, together with any adjustment for the Company’s relative revenue growth during the performance period, is then multiplied by the total amount awarded at target to determine the amount earned. The Compensation Committee decided this was an appropriate manner to determine the amount earned, as it promotes alignment between executives’ long-term incentive compensation with our business plan.

Management may earn between 0% and 250% of the target performance cash award by meeting or exceeding the performance criteria set for the one-year period. The performance criteria for the one-year period were set at the February 2022 meeting of the Compensation Committee. Subject to the terms set forth in the underlying award agreement, the performance amount earned, if any, will vest on February 1, 2025.

Following are the performance metrics for and the percentage payouts at each performance level for the 2022 LTI Program:

Performance Level	Operating Cash Flow (50% weight)	Consolidated Operating Ratio (50% weight)	Percentage Payout of Total Incentive Target
Threshold	$888,000,000	62.90%	0%
Target	$1,058,000,000—$1,161,000,000	59.60%—60.90%	100%
Maximum	$1,191,000,000	59.30%	250%

For the year ended December 31, 2022, our OCF and OR, as calculated and determined under the terms of the 2022 LTI Program, was $1,129,000,000 and 61.32%, respectfully. This resulted in a payout of 89.5% before application of the RGM. In determining the Company’s revenue growth in 2022, the Committee adjusted the Company’s calculated revenue growth to account for the variance in fuel surcharge revenue in Mexico due to the price controls on fuel that the Mexican government established in 2022. After applying such adjustment, the Company’s RGM was second among the other Class I railroads resulting in an adjustment of 110% to the initial payout percentage.

The performance goals are deemed achieved at the greater of (i) target performance or (ii) 130% of actual performance but in no event greater than 250% of target. Accordingly, each NEO earned a 2022 LTI Program payout of 128% of the target amount.

The performance cash award amount earned in 2022 for each of the NEOs is as follows:

2022 LTI Program (Vest Date – 02/01/2025)
Ottensmeyer	$4,800,000
Upchurch	$1,190,400
Orr	$1,008,000
Songer	$972,480
Naatz	$920,640

Restricted Cash Award: In addition to the performance cash award component of the 2022 LTI Program, the Compensation Committee determined it appropriate that 25% of the award be in the form of time-based, cliff-vesting, restricted cash for purposes of acting as a management retention tool during the term of the program. Subject to the terms and conditions in the underlying award agreement, the restricted cash awarded under the 2022 LTI Program vests on February 1, 2025. For employees, including NEOs, that satisfy the Company’s retirement eligibility (generally, 65 years of age or 55 years of age and 10 years of service), restricted cash awards generally will become non-forfeitable in one-third increments over three years beginning as of the last day of the year on which they met the retirement eligibility criteria.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the disclosures contained in the “Compensation Discussion and Analysis” in this Amendment No. 1 on Form10-K/A. Based on that review and discussion, we recommended to the Board of Directors that the Compensation Discussion and Analysis section be included in this Company’s annual report on Form10-K for the fiscal year ended December 31, 2022.

The Compensation Committee:

Henry J. Maier, Chairman

Lydia Beebe

David Garza-Santos

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2022:

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

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table and narrative provide information with respect to the compensation for the years ended December 31, 2022, 2021 and 2020 for all services rendered in all capacities to KCS and its subsidiaries.

Name and Principal Position	Year	Salary ($)		Bonus ($) (1)(2)		Stock Awards ($)(3)		Option Awards ($)(4)		Non-Equity Incentive Plan Compensation ($)(5)		All Other Compensation ($)(6)		Total ($)
Patrick J. Ottensmeyer President and Chief Executive Officer	2022 2021 2020	$ $ $	1,082,500 1,051,250 983,333	$ $ $	646,400 738,588 0	$ $ $	0 3,859,541 3,566,267	$ $ $	0 1,199,999 1,086,895	$ $ $	1,525,034 1,324,628 1,376,677	$ $ $	278,990 202,765 122,740	$ $ $	3,532,924 8,376,771 7,135,912
Michael W. Upchurch Executive Vice President and Chief Financial Officer	2022 2021 2020	$ $ $	557,500 536,250 509,428	$ $ $	179,595 489,900 0	$ $ $	0 977,182 859,644	$ $ $	0 297,753 253,253	$ $ $	512,815 447,747 446,108	$ $ $	62,050 61,300 62,492	$ $ $	1,311,960 2,810,132 2,130,925
John F. Orr Executive Vice President—Operations (7)	2022		$600,000		$82,150		$0		$0		$526,500		$162,380		$1,371,030
Jeffrey M. Songer Executive Vice President—Strategic Merger Planning	2022 2021 2020	$ $ $	553,750 534,000 510,076	$ $ $	76,706 339,863 0	$ $ $	0 1,343,652 860,503	$ $ $	0 253,228 253,253	$ $ $	523,597 464,633 446,666	$ $ $	60,270 54,817 62,197	$ $ $	1,214,323 2,990,193 2,132,695
Michael J. Naatz Executive Vice President and Chief Marketing Officer	2022 2021 2020	$ $ $	524,000 505,250 469,337	$ $ $	149,763 315,637 0	$ $ $	0 793,736 798,462	$ $ $	0 239,777 239,732	$ $ $	479,460 396,116 411,188	$ $ $	52,550 50,854 48,165	$ $ $	1,205,773 2,301,370 1,966,884

(1)

The 2022 amounts in this column include (i) amounts paid pursuant to the Executive Plan and (ii) amounts paid to retirement eligible executives under the restricted cash awards under the 2022 LTI Program, each as described in the Compensation Discussion and Analysis. Executive Plan amounts for each NEO are as follows: Mr. Ottensmeyer—$229,733; Mr. Upchurch—$76,261; Mr. Orr—$82,150; Mr. Songer—$76,706 and Mr. Naatz—$69,846. Restricted Cash Award amounts are as follows: Mr. Ottensmeyer—$416,667; Mr. Upchurch—$103,334 and Mr. Naatz—$79,917.

(2)

The 2021 amounts have been adjusted to include amounts that were paid pursuant to the Executive Plan that were inadvertently omitted in last year’s Summary Compensation Table. The omitted amounts for each NEO are as follows: Mr. Ottensmeyer—$208,588; Mr. Upchurch—$69,400; Mr. Songer—$70,863 and Mr. Naatz—$61,137.

(3)

This column presents the aggregate grant date fair value of stock awards made in 2021 and 2020, as applicable, computed in accordance with FASB ASC Topic 718. There were no stock awards made in 2022. For additional information, refer to Note 15 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.

(4)

This column presents the aggregate grant date fair value of option awards made in 2021 and 2020, as applicable, computed in accordance with FASB ASC topic 718. There were no option awards made for 2022. For additional information, refer to Note 15 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.

(5)

The amounts in this column represent actual payments under the Company’s 2022 AIP. For Messrs. Ottensmeyer, Upchurch and Songer, an error was discovered in the calculation of each of their 2021 AIP payments and the amount of the underpayment was approved by the Committee in January 2023 and such amounts are also included in this column as follows: Mr. Ottensmeyer—$5,204; Mr. Upchurch—$2,703 and Mr. Songer—$5,287.

(6)	“All Other Compensation” for the NEOs consists of:

Name	Year	KCS 401(K) Plan Matching Contributions ($)(a)	Group Term Life Insurance Premiums ($)	AD&D Premiums ($)	LTD Premiums ($)	Matching Charitable Gifts ($)(b)	Financial Planning Reimbursement ($)	Other ($)(c)	Total ($)
Ottensmeyer	2022	$15,250	$600	$150	$1,050	$30,000	$15,000	$216,940	$278,990
	2021	$14,500	$600	$150	$1,050	$30,000	$15,000	$141,465	$202,765
	2020	$14,250	$600	$150	$1,050	$25,000	$15,945	$65,745	$122,740
Upchurch	2022	$15,250	$600	$150	$1,050	$30,000	$15,000	$0	$62,050
	2021	$14,500	$600	$150	$1,050	$30,000	$15,000	$0	$61,300
	2020	$14,250	$600	$150	$1,050	$30,000	$16,442	$0	$62,492
Orr	2022	$15,250	$600	$150	$1,050	$0	$6,366	$138,964	$162,380
Songer	2022	$15,250	$600	$150	$1,050	$22,000	$15,000	$6,220	$60,270
	2021	$14,500	$600	$150	$1,050	$20,000	$15,000	$3,517	$54,817
	2020	$14,250	$600	$150	$1,050	$25,000	$15,183	$5,964	$62,197
Naatz	2022	$15,250	$600	$150	$1,050	$15,000	$15,000	$5,500	$52,550
	2021	$14,500	$600	$150	$1,050	$15,000	$15,000	$4,554	$50,854
	2020	$14,250	$600	$150	$1,050	$15,000	$15,435	$1,680	$48,165

(a)	Subject to Internal Revenue Service rules, we match 100% of each employee’s elective 401(k) contributions, which do not exceed 5% of his or her compensation. For 2022, the maximum match was $15,250.
(b)

We provide a two-for-one Company match of eligible charitable contributions made by our NEOs. The maximum amount of contributions we will match in any calendar year for any NEO is $15,000. Of this $15,000, only half may be contributed to one organization.

(c)

Amounts in this column for 2022 include: Mr. Ottensmeyer — $216,940 for personal use of the Company’s aircraft (calculated as the incremental cost to the Company of such use); Mr. Songer — $4,500 for an annual physical exam, $1,000 for a wellness reimbursement, and $720 for a cell phone allowance; Mr. Naatz — $4,500 for an annual physical exam and $1,000 for a wellness reimbursement; Mr. Orr – $138,964 for relocation fees. Certain other perquisites are provided to our NEOs, but do not result in an aggregate incremental cost to the Company, and thus, no value for any of these perquisites is included in the Summary Compensation Table. Specifically, (1) all employees of the Company, including the NEOs, are given the opportunity to use our stadium and arena suites to the extent the suites are not being used for business purposes; (2) our NEOs may use the services of their administrative assistants for limited personal matters; and (3) spouses of certain of our NEOs accompanied them on private aircraft chartered to transport the NEOs for business purposes.

(7)	Mr. Orr was not a Named Executive Officer in 2020 or 2021.

Narrative to Summary Compensation

Employment and Severance Agreements. Each of the NEOs are party to a severance agreement with the Company. Our Severance Agreements are meant to provide a reasonable and competitive level of financial transitional support to executives in connection with the termination of their employment.

In connection with the transactions contemplated by the Merger Agreement between the Company and CP, in September 2021, KCSR entered into an agreement (each, a “Letter Agreement”) with each of the NEOs other than Mr. Orr. The Letter Agreements revise certain terms of the existing severance agreements with these executives, including: (1) providing that the protection period for enhanced change in control severance (the “CIC Protection Period”) will run from the date that the merger occurs through the two-year anniversary of the Control Date; (2) clarifying that for purposes of determining such executive’s pro-rata bonus and target bonus component of cash severance, the “target award” will be the greater of the target award for the calendar year in which the executive’s employment is terminated and the target award for the calendar year in which the change in control occurs and (3) for Mr. Upchurch, establishing the multiple applicable to the base salary and target bonus components of their severance during the CIC Protection Period at three times. In addition, in consideration of certain acknowledgements from the executives that the occurrence of the merger will not, in and of itself, constitute “Good Reason” under such executive’s severance agreements and that the non-competition period under the severance agreements for each of the executives (other than Mr. Songer) will be extended from one to two years, the Letter Agreements provide that in the event that such executive receives any payments or benefits that are subject to tax under Section 4999 of the Internal Revenue Code, as amended, the executive will receive a payment that puts the executive in the same after-tax position as though such tax did not apply. Mr. Orr’s severance agreement was not amended as it already included the terms set forth in the Letter Agreement.

More information about the severance benefits payable to our NEOs under our Severance Agreements is set forth under “Potential Payments Upon Termination, Change in Control or Corporate Transaction.”

Indemnification Agreements. We have entered into indemnification agreements with our KCS officers and directors. Each of our NEOs is an officer of KCS. These agreements are intended to supplement our officer and director liability insurance and to provide the officers and directors with specific contractual assurance that the protection provided by our Bylaws will continue to be available regardless of, among other things, an amendment to the Bylaws or a change in management or control of KCS. The indemnification agreements provide for indemnification to the fullest extent permitted by the Delaware General Corporation Law and for the prompt advancement of expenses, including attorneys’ fees and all other costs and expenses incurred in connection with any action, suit or proceeding in which the director or officer was or is a party, is threatened to be made a party or is otherwise involved, or to which the director or officer was or is a party, is threatened to be made a party or is otherwise involved by reason of service in certain capacities. Under the indemnification agreements, if required by the Delaware General Corporation Law, an advancement of expenses incurred will be made upon delivery to us of an undertaking to repay all advanced amounts if it is ultimately determined by final adjudication that the officer or director is not entitled to be indemnified for such expenses. The indemnification agreements allow directors and officers to seek court relief if indemnification or expense advances are not received within specified periods, and obligate us to reimburse them for their expenses in pursuing such relief in good faith.

Grants of Plan-Based Awards

The following table provides information for each of the NEOs regarding 2022 grants of non-equity incentive awards, including awards under the 2022 AIP and performance cash awards under the 2022 LTI Program.

			Estimated Future Payouts Under
		Date Action	Non-Equity Incentive Plan
		Taken by	Awards
	Grant	Compensation	Threshold	Target	Maximum
Name	Date	Committee	($)	($)	($)
Ottensmeyer	N/A (1)	N/A	$0	$1,299,000	$2,598,000
	02/01/2022 (2)	02/01/2022	$0	$3,750,000	$7,500,000
Upchurch	N/A (1)	N/A	$0	$418,125	$836,250
	02/01/2022 (2)	02/01/2022	$0	$930,000	$1,860,000
Orr	N/A (1)	N/A	$0	$450,000	$900,000
	02/01/2022 (2)	02/01/2022	$0	$787,500	$1,575,000
Songer	N/A (1)	N/A	$0	$443,000	$886,000
	02/01/2022 (2)	02/01/2022	$0	$759,750	$1,519,500
Naatz	N/A (1)	N/A	$0	$393,000	$786,000
	02/01/2022 (2)	02/01/2022	$0	$719,250	$1,438,500

(1)

The amounts reflected in these rows represent the threshold, target and maximum amounts that could have been earned under our 2022 AIP. Actual amounts paid for 2022 performance are reflected in the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table.

(2)

The amounts reflected in these rows represent the threshold, target and maximum amounts that could have been earned for the performance cash awards made under our 2022 LTI Program. The performance cash awards continue to be subject to vesting requirements, including continued employment. See Compensation Discussion and Analysis for additional details of the 2022 LTI Program, including the performance goals.

Option Exercises and Stock Vested

The following table provides information for each of the NEOs regarding the vesting of stock awards during 2022.

	Stock Awards
	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(1)
Ottensmeyer	30,890	$9,304,068
Upchurch	6,900	$2,078,280
Orr	5,812	$1,750,574
Songer	6,810	$2,051,172
Naatz	6,584	$1,983,101

(1)

For Messrs. Ottensmeyer, Upchurch, Songer and Naatz, the amounts consist of the payouts under the 2019 Long-Term Incentive Program (“2019 LTI Program”). For Mr. Orr, the amount consists of the payout under his cash settled performance unit award agreement dated February 19, 2021 (“CSPU Award”). Pursuant to the Merger Agreement, the performance shares that were granted under the Company’s 2019 LTI Program and the CSPU Award were converted into a cash award equal to the Merger Consideration Value of $301.20 per share that vested on the award’s original vest date. The performance goals for the performance shares and the CSPU Award were deemed to be achieved at 200% of target pursuant to the Merger Agreement.

Nonqualified Deferred Compensation

The following table provides information for each of the NEOs regarding compensation deferred under the KCS NQDC Plan. The KCS NQDC Plan is a non-qualified deferred compensation plan. Eligible employees may elect to defer up to 50% of their base salary and up to 75% of their annual short-term incentive compensation. Participants may direct the investment of their deferrals into notional accounts that mirror selected investment funds in the KCS 401(k) Plan, though the deferred funds are not actually invested and the Company may use separate assets to fund the benefit. Participant deferrals are 100% vested at all times and the withdrawals are established by the participant when making such elections.

Name	Executive contributions in last FY ($) (1)	Registrant contributions in last FY ($)	Aggregate earnings in last FY ($) (2)	Aggregate withdrawals/ distributions ($)	Aggregate balance at last FYE ($)
Patrick J. Ottensmeyer	$541,250	—	($6,944)		$534,306
Michael W. Upchurch	—	—	—	—	—
John F. Orr		—	—	—	—
Jeffrey M. Songer		—	—	—	—
Michael J. Naatz	$262,000		($10,816)		$251,184

(1)	Mr. Ottensmeyer and Mr. Naatz each deferred 50% of their base salary. The amounts in this column are also included in the Salary column of the Summary Compensation Table.
(2)

Earnings (or losses) on these accounts are not included in any other amounts in the Summary Compensation Table, as the amounts of the earnings represent general market gains (or losses) and are not amounts or rates set by the Company.

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

As noted above, on September 15, 2021, KCSR entered into certain Letter Agreements with each NEO (other than Mr. Orr) in connection with the Merger Agreement with CP. These Letter Agreements amended the terms of the severance agreements between the Company and each NEO. The effect of these revised severance agreements is set forth in the following section.

The severance benefits described below are required to be provided pursuant to the terms of severance agreements with each NEO. These agreements may only be amended with the consent of the NEO.

Severance Agreements

Our Severance Agreements provide for the following severance benefits if the applicable executive’s employment ceases due to an involuntary termination without Cause or voluntary termination for Good Reason (each, defined in the severance agreement, and each, a “Qualified Termination”). Each executive’s severance benefits are subject to the execution of an “Arbitration Agreement” and a “Release.” The severance benefits are also contingent on the executive complying with certain confidentiality, non-disclosure, and non-competition provisions. Under the non-competition provisions, the executive agrees not to compete with the business of the Company in any geographic area then served by the Company for a period of two years (one year in the case of Messrs. Songer and Orr) following the termination of his or her employment. The executive also agrees, subject to certain limitations, to not divert business from the Company, solicit business from customers or prospective customers of the Company, or solicit any employee to leave the employ of the Company.

Benefit	General Severance	Change in Control Severance
Cash Severance	• CEO: 2 x (base salary + target bonus) • Other NEOs: 1 x (base salary + target bonus)	• CEO: 3 x (base salary + target bonus) • Mr. Upchurch: 3 x (base salary + target bonus) • Other NEOs: 2 x (base salary + target bonus)

Current-Year Bonus	• Prorated, subject to actual financial performance	• Prorated at target financial performance

Long-Term Incentives	• Determined by equity award agreement	• CEO & NEOs: All unvested equity awards (including awards converted to cash-based awards in connection with the merger) shall vest upon Qualified Termination

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

KCS 401(k) Plan. Participants, including our NEOs, are fully vested in their accounts under the KCS 401(k) Plan, other than their matching contributions. Subject to certain exceptions, Company matching contributions vest as follows: 20% vesting after two years of service, 40% after three years of service, 60% after four years of service and 100% after five years of service. Vesting is accelerated in the case of retirement at age 65, death or disability or upon a change in control of us (as defined in the KCS 401(k) Plan). Distribution of benefits under the KCS 401(k) Plan will be made in connection with a participant’s death, disability, retirement or other termination of employment. Subject to certain restrictions, a participant may elect whether payment of his or her benefits will be in a lump sum or installments. Benefits are normally paid in cash. However, to the extent a participant’s accounts are invested in whole shares of CP common stock, the participant may elect to receive distributions of benefits under the KCS 401(k) Plan in cash, whole shares of CP common stock, or in a combination of cash and whole shares of CP common stock.

2017 Plan. Pursuant to the Merger Agreement, as of December 14, 2021, the 2017 Plan was eliminated; however, performance share awards that were converted to cash pursuant to the Merger Agreement continue to be governed under the terms and conditions of the 2017 Plan. The 2017 Plan terms and conditions governing the treatment of equity awards in the event of death, disability, retirement or on account of a change of control are described below.

Subject to the terms of the specific award agreements, under the 2017 Plan, the termination of affiliation of a grantee of an award by reason of death, Disability, Retirement or on account of a Change of Control (as such terms are defined in the 2017 Plan) may accelerate the vesting of an award.

Death or Change of Control. Upon the death, or upon the termination of affiliation on account of a Change of Control, of a grantee of an award under the 2017 Plan, unless otherwise specified in the award agreement:

(i) the benefits payable with respect to any performance share or performance unit for which the performance period has ended will become nonforfeitable (per the Merger Agreement, the performance period for the 2020 and 2021 LTI Programs ended December 14, 2021 and earned a 200% payout), and the benefits payable with respect to any performance share or performance unit for which the performance period has not ended will become nonforfeitable in the amount that would be earned for such performance period if the performance goals for such performance period were met at target.

Disability or Retirement. Upon the termination of affiliation by reason of Disability or Retirement of a grantee of an award under the 2017 Plan, unless otherwise specified in the award agreement:

(i) the benefits payable with respect to any performance share or performance unit for which the performance period has ended will become nonforfeitable, and the benefits payable with respect to any performance share or performance unit for which the performance period has not ended will be forfeited.

Other Termination of Affiliation. Upon the termination of affiliation of a grantee of an award under the 2017 Plan for any reason other than death, Disability, Retirement, or on account of a Change of Control, then, unless otherwise specified in the award agreement:

(i) the benefits payable with respect to any performance share or performance unit for which the performance period has ended but which are not vested will be forfeited, and the benefits payable with respect to any performance share or performance unit for which the performance period has not ended will be forfeited.

Certain Award Agreements under the 2017 Plan. Certain award agreements provide for alternate termination provisions than those provided for in the 2017 Plan.

•

Performance Shares Award Agreements for the 2020 LTI Program and 2021 LTI Program provide that if there is a termination of affiliation prior to vesting due to retirement, a portion of the performance shares will be forfeited where the forfeited portion shall equal the number of performance shares times a fraction, the numerator of which is the total number of remaining whole months in the performance period and the denominator of which is thirty-six months. The portion of performance shares not forfeited pursuant to the foregoing shall be earned based on the applicable performance percentage achieved and shall be paid on the later of the vesting date or the date the results are certified.

•

Beginning in February 2021, all employee equity award agreements generally provide that awards become fully vested or exercisable upon an involuntary termination of employment or a voluntary termination for Good Reason (as defined in respective award agreement), in each case within a two-year period following a Change of Control.

2022 LTI Program Award Agreements. The Restricted Cash Award And Performance Cash Award Agreement issued in connection with the 2022 LTI Program provides that if there is a termination of employment prior to vesting due to death, disability or a qualifying termination (as defined in the agreement) the Restricted Cash Award will vest and no longer be subject to restrictions and the Performance Cash Award will vest and be deemed to have earned the entire award (as calculated after the end of FY 2022 Performance Period) and without any reduction for time remaining before the Vesting Date. In the case of a termination of employment due to retirement, 1/3 of the restricted cash award will vest for each year of the vesting period that has been satisfied and the performance cash award will vest in a prorated amount. The pro rata portion of the performance cash award will be the amount of performance cash award (as calculated after the end of FY 2022 Performance Period), multiplied by a fraction, the numerator of which is 36 minus the total number of remaining whole months before December 31, 2024 and the denominator of which is 36 (i.e., 100% of the actual payment amount reduced for the period of time that the date of retirement is before December 1, 2024).

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

For purposes of the quantitative disclosure in the following tables, and in accordance with SEC regulations, we have assumed that the termination took place on December 31, 2022 and does not reflect the impact of any common approaches to mitigating potential tax exposure under Section 4999 of the Code, such as ascribing value to post-closing non-competition covenants.

	Patrick J. Ottensmeyer
Benefit	Death	Disability	Retirement	Change in Control	Without Cause or Good Reason
Cash Severance	$—	$—	$—	$7,167,000	$4,778,000
Retention Bonus	$—	$—	$—	$1,590,000	$—
Unvested Long-Term Incentive Awards	$20,101,174	$20,101,174	$13,784,946	$20,101,174	$—
Outplacement Benefits	$—	$—	$—	$25,000	$25,000
Health & Welfare (Present Value)	$—	$—	$—	$9,309	$6,206

Total	$20,101,174	$20,101,174	$13,784,946	$28,892,483	$4,809,206

	Michael W. Upchurch
Benefit	Death	Disability	Retirement	Change in Control	Without Cause or Good Reason
Cash Severance	$—	$—	$—	$2,943,375	$981,125
Retention Bonus	$—	$—	$—	$811,500	$—
Unvested Long-Term Incentive Awards	$4,871,709	$4,871,709	$3,304,986	$4,871,709	$—
Outplacement Benefits	$—	$—	$—	$25,000	$25,000
Health & Welfare (Present Value)	$—	$—	$—	$18,585	$12,390

Total	$4,871,709	$4,871,709	$3,304,986	$8,670,169	$1,018,515

	John F. Orr
Benefit	Death	Disability	Retirement	Change in Control	Without Cause or Good Reason
Cash Severance	$—	$—	$—	$2,100,000	$1,050,000
Retention Bonus	$—	$—	$—	$900,000	$—
Unvested Long-Term Incentive Awards	$1,270,500	$1,270,500	$—	$1,270,500	$—
Outplacement Benefits	$—	$—	$—	$25,000	$25,000
Health & Welfare (Present Value)	$—	$—	$—	$28,866	$19,244

Total	$1,270,500	$1,270,500	$—	$4,324,366	$1,094,244

	Jeffrey M. Songer
Benefit	Death	Disability	Retirement	Change in Control	Without Cause or Good Reason
Cash Severance	$—	$—	$—	$2,004,000	$1,002,000
Retention Bonus	$—	$—	$—	$807,000	$—
Unvested Long-Term Incentive Awards	$4,446,160	$4,446,160	$—	$4,446,160	$—
Outplacement Benefits	$—	$—	$—	$25,000	$25,000
Health & Welfare (Present Value)	$—	$—	$—	$28,866	$19,244

Total	$4,446,160	$4,446,160	$—	$7,311,026	$1,046,244

	Michael. J. Naatz
Benefit	Death	Disability	Retirement	Change in Control	Without Cause or Good Reason
Cash Severance	$—	$—	$—	$1,844,000	$922,000
Retention Bonus	$—	$—	$—	$763,500	$—
Unvested Long-Term Incentive Awards	$4,129,219	$4,129,219	$2,899,610	$4,129,219	$—
Outplacement Benefits	$—	$—	$—	$25,000	$25,000
Health & Welfare (Present Value)	$—	$—	$—	$18,585	$12,390

Total	$4,129,219	$4,129,219	$2,899,610	$6,780,304	$959,390

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

For the year ended December 31, 2022:

•

The median of the annual total compensation of all employees of the Company (other than our CEO) was $69,945 (based on the exchange rate reported by Banco de Mexico on December 31, 2022 of 19.3615 Mexican pesos per U.S. dollar). The employee is a collective bargaining employee based in Mexico.

•	The annual total compensation of our CEO, as reported in the Summary Compensation Table presented elsewhere in this Form10-K/A, was $3,532,924.

•	Based on this information, for 2022 the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was 55 to 1.

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

For the year ended December 31, 2022:

•	The median of the annual total compensation of U.S. Employees of the Company (other than our CEO) was $101,076. This employee is a collective bargaining employee based in Louisiana.

•	The annual total compensation of our CEO, as reported in the Summary Compensation Table presented elsewhere in this on Form10-K/A, was $3,532,924

•	Based on this information, for 2022 the ratio of the annual total compensation of our CEO to the median of the annual total compensation of U.S. Employees was 35 to 1.

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

•

For each of the median employees, we combined all elements of the respective employee’s compensation for 2021 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K and consistent with the determination of the total compensation of our CEO, as reported in the Summary Compensation Table presented elsewhere in this Amendment No. 1 on Form10-K/A.

DIRECTOR COMPENSATION

This section describes the compensation paid to our directors. Only directors who are not members of management receive compensation for service as a director. Patrick J. Ottensmeyer, our President and CEO, serves on our Board, but is not paid any compensation for his service on the Board. His compensation as an executive is described in the Summary Compensation Table included in this Form10-K/A.

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

In 2022, no changes were made to annual director pay levels. The Compensation Committee believes its current compensation levels are, on average, aligned with its stated goal of compensating our directors at the 50th percentile of directors of companies in our peer group. The Compensation Committee will periodically review director compensation to maintain this alignment.

Director Compensation Program

Under our director compensation program each non-management director receives the following compensation for his or her service as a member of the Board:

Annual Cash Retainers for Board and Committee Membership

Type	Amount
Board of Directors	$75,000
Chair of the Board	$100,000
Committee Chair	$20,000
Committee Membership	$10,000
In lieu of stock retainer	$125,000

Director Expense Reimbursement

In addition to compensating the directors as discussed above, we also reimburse the directors for their expenses in attending Board and Committee meetings.

Directors’ Fee Deferral Plans

Directors are permitted to defer receipt of directors’ cash fees and retainers under an unfunded Directors’ Deferred Fee Plan (which we refer to as the “Deferred Fee Plan”) adopted by the Board. Earnings on deferred fees and earnings credited to the director’s account are determined by the hypothetical “investment” of deferred fees based on the director’s election among investment options designated by us from time to time for the Deferred Fee Plan. An underlying investment rate determined from time to time by the Board (currently the rate on United States Treasury securities with a maturity of 10 years plus one percentage point, adjusted annually on July 1) is used to credit with interest any part of a director’s account for which a mutual fund has not been designated as the hypothetical “investment.” A director’s account value will be paid after the director ceases to be a director of KCS. Amounts deferred, including related earnings, will be paid either in installments or a lump sum, as elected by the director. Distributions under the Deferred Fee Plan are allowed prior to cessation as a director in certain instances as approved by the Board. The Board may designate a plan administrator, but in the absence of such designation, the Corporate Secretary of KCS will administer the Deferred Fee Plan. No directors participated in the Deferred Fee Plan in 2022.

2022 Director Compensation

The following table shows the compensation paid to our non-employee directors in 2022.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Lydia I. Beebe	$220,000	$0	$0	$30,049	$250,049
Lu M. Córdova	$230,000	$0	$0	$26,049	$256,049
Robert J. Druten	$340,000	$0	$0	$30,030	$370,030
Antonio O. Garza, Jr.	$220,000	$0	$0	$65,075	$285,075
David Garza-Santos	$210,000	$0	$0	$75	$210,075
Janet H. Kennedy	$210,000	$0	$0	$75	$210,075
Mitchell J. Krebs	$220,000	$0	$0	$75	$220,075
Henry J. Maier	$230,000	$0	$0	$49	$230,049
Thomas A. McDonnell	$240,000	$0	$0	$30,030	$270,030

(1)	No stock or option awards were granted to any director in 2022.

(2)	All Other Compensation for directors consists of:

Name	Group Term Life Premiums	AD&D Premiums	Charitable Matching Gifts (a)	Other(b)	Total
Lydia I. Beebe	$39	$10	$30,000	$0	$30,049
Lu M. Córdova	$39	$10	$26,000	$0	$26,049
Robert J. Druten	$24	$6	$30,000	$0	$30,030
Antonio O. Garza, Jr.	$60	$15	$29,000	$36,000	$65,075
David Garza-Santos	$60	$15	$0	$0	$75
Janet H. Kennedy	$60	$15	$0	$0	$75
Mitchell J. Krebs	$60	$15	$0	$0	$75
Henry J. Maier	$39	$10	$0	$0	$49
Thomas A. McDonnell	$24	$6	$30,000	$0	$30,030

(a)

We provide a two-for-one Company match of eligible charitable contributions made by our directors. The maximum amount of contributions we will match in any calendar year for any director is $15,000. Of this $15,000 maximum, only half may be contributed to one organization.

(b)

Amounts in this column for 2022 include: Mr. Garza – director fees paid by the Company’s wholly owned subsidiary, Kansas City Southern de Mexico, S.A. de C.V., for serving as Chairman of its board of directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

BENEFICIAL OWNERSHIP

The following table contains information concerning the beneficial ownership of our Common Stock as of February 24, 2023 by:

•	Beneficial owners of more than five percent of our Common Stock that have publicly disclosed their ownership in filings with the SEC;

•	The members of our Board of Directors, including our Chief Executive Officer;

•	Our Chief Financial Officer and the other executive officers for whom information is provided in the Summary Compensation Table in this Form10-K/A; and

•	All current executive officers and directors as a group. The address for each of our directors and executive officers listed is 427 West 12th Street, Kansas City, Missouri 64105.

No officer or director of KCS owns any equity securities of any subsidiary of KCS. Beneficial ownership is generally defined as either the sole or shared power to vote or dispose of the shares. Except as otherwise noted, the beneficial owners have sole power to vote and dispose of the Common Stock.

Beneficial Ownership Table

Name of Beneficial Owner	Common Stock (1)	Percent of Class (1)
5% or Greater Owners
CP VOTING TRUST(2)	100	100%
Named Executive Officers and Directors
Lydia I. Beebe	—	—
Lu M. Córdova	—	—
Robert J. Druten	—	—
Antonio O. Garza, Jr.	—	—
David Garza-Santos	—	—
Janet H. Kennedy	—	—
Mitchell J. Krebs	—	—
Henry J. Maier	—	—
Thomas A. McDonnell	—	—
Patrick J. Ottensmeyer	—	—
Michael W. Upchurch	—	—
John F. Orr
Jeffrey M. Songer	—	—
Michael J. Naatz	—	—
All executive officers and directors as a group (19 persons)	—	—

(1)

This column includes Common Stock beneficially owned by officers, directors, nominees for director and beneficial owners of more than five percent of our Common Stock. The list of our executive officers is included in our 2022 Form10-K.

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

EQUITY COMPENSATION PLAN INFORMATION

At December 31, 2022, there were no securities authorized for issuance under any compensation plans of Kansas City Southern. Pursuant to the Merger Agreement, all compensation plans under which equity securities were authorized for issuance have been terminated.

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

There were no related party transactions in 2022.

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

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES

The following table presents the total fees for professional audit and other services rendered by PricewaterhouseCoopers for the years ended December 31, 2022 and 2021 respectively (in thousands).

	Year Ended December 31
	2022	2021
Audit fees(1)	$2,315.5	$2,491.4
Audit-related fees(2)	65.0	64.0
Tax fees(3)	40.0	36.5
All other fees	—	160.0

Total	$2,420.5	$2,751.9

(1)

Audit fees principally include fees for the audit of our consolidated financial statements included in our 2022 Form 10-K and internal control over financial reporting (integrated audit); the review of financial statements included in our quarterly reports on Form10-Q; the audit for statutory purposes of the consolidated financial statements of KCSM, our wholly-owned subsidiary; and services routinely provided by the auditor in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of fees for other attestation and related services that are reasonably related to the performance of the audit or review of our financial statements.
(3)	Tax fees consist of tax compliance services.

PRE-APPROVALPOLICY

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

The Audit Committee pre-approved all services provided by PricewaterhouseCoopers for 2022.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

Part IV (Item 15) of the 2022 Form10-K is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment No. 1 on Form10-K/A.

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

February 28, 2023